Form 10-Q
period 2005-06-30
LHC Group, Inc
filed 2005-08-15
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 0-8082
LHC GROUP, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware	71-0918189
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
420 West Pinhook Rd, Suite A
Lafayette, LA 70503
(Address of principal executive offices including zip code)
(337) 233-1307
(Registrant’s telephone number, including area code)
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $0.01, outstanding as of August 15, 2005: 16,591,870 shares

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$20,311	$2,911
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $2,130, and $1,168 at June 30, 2005 and December 31, 2004, respectively	39,736	24,862
Other receivables	4,828	2,175
Amounts receivable under cooperative endeavor agreements	20	243
Amounts due from governmental entities	1,592	733

	46,176	28,013
Deferred income taxes	274	396
Income taxes recoverable	4,019	—
Prepaid expenses and other current assets	2,788	1,507

Total current assets	73,568	32,827
Property, building, and equipment, net	6,826	6,176
Goodwill	16,052	6,429
Deferred offering costs	—	1,739
Other assets	406	348

Total assets	$96,852	$47,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$5,667	$3,349
Salaries, wages, and benefits payable	7,628	4,499
Amounts due to governmental entities	3,055	670
Amounts payable under cooperative endeavor agreements	92	108
Income taxes payable	—	261
Dividends payable	—	88
Current portion of capital lease obligations	543	612
Current portion of long-term debt	696	569
Current portion of long-term debt held by related party	—	450

Total current liabilities	17,681	10,606
Deferred equity-based compensation	—	1,388
Revolving debt	—	14,288
Deferred income taxes, less current portion	1,378	989
Capital lease obligations, less current portion	966	1,229
Long-term debt, less current portion	454	714
Long-term debt held by related party, less current portion	—	413
Minority interests subject to exchange contracts and/or put options	1,522	383
Other minority interests	1,627	1,158
Stockholders’ equity:
Common stock — $0.01 par value: 40,000,000 shares authorized; 19,506,720 and 15,000,004 shares issued and 16,591,870 and 12,085,154 shares outstanding at June 30, 2005 and December 31, 2004, respectively	166	121
Treasury stock — 2,914,850 shares at cost	(2,242)	(2,242)
Additional paid-in capital	58,701	4,421
Retained earnings	16,599	14,051

Total stockholders’ equity	73,224	16,351

Total liabilities and stockholders’ equity	$96,852	$47,519

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands, except share and per share data)
Net service revenue	$38,459	$29,599	$75,995	$55,579
Cost of service revenue	20,994	14,852	40,623	28,763

Gross margin	17,465	14,747	35,372	26,816
General and administrative expenses	11,610	9,212	22,443	16,821
Equity-based compensation expense(1)	3,352	229	3,856	1,046

Operating income	2,503	5,306	9,073	8,949
Interest expense	397	355	700	698
Non-operating (income) loss, including gain or loss on sales of assets	8	307	(510)	124

Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	2,098	4,644	8,883	8,127
Income tax expense	16	1,332	2,053	2,466
Minority interest and cooperative endeavor allocations	1,195	1,055	2,656	1,985

Income from continuing operations	887	2,257	4,174	3,676
Gain (loss) from discontinued operations (net of income taxes of $22 and $8 in the three and six months ended June 30, 2004, respectively)	—	36	—	(13)
Gain (loss) on sale of discontinued operations (net of income taxes of $9 and $204 for the three and six months ended June 30, 2004	—	(9)	—	303

Net income	887	2,284	4,174	3,966
Redeemable minority interests	1,487	—	1,487	—

Net income (loss) available to common stockholders	$(600)	$2,284	$2,687	$3,966

Earnings per share — basic:
Income from continuing operations	$0.07	$0.19	$0.33	$0.30
Loss from discontinued operations, net	—	—	—	—
Gain on sale of discontinued operations, net	—	—	—	0.03

Net income	0.07	0.19	0.33	0.33
Redeemable minority interests	(0.11)	—	(0.12)	—

Net income available to common shareholders	$(0.04)	$0.19	$0.21	$0.33

Earnings per share — diluted:
Income from continuing operations	$0.07	$0.19	$0.33	$0.30
Loss from discontinued operations, net	—	—	—	—
Gain on sale of discontinued operations, net	—	—	—	0.03

Net income	0.07	0.19	0.33	0.33
Redeemable minority interests	(0.11)	—	(0.12)	—

Net income (loss) available to common shareholders	$(0.04)	$0.19	$0.21	$0.33

Weighted average shares outstanding:
Basic	13,174,690	12,085,150	12,632,932	12,085,150
Diluted	13,277,039	12,133,761	12,741,401	12,184,454

(1)	Equity-based compensation is allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)
	(in thousands)
	2005	2004	2005	2004
Cost of service revenue	$546	$6	$565	$19
General and administrative expenses	2,806	223	3,291	1,027

Total equity-based compensation expense	$3,352	$229	$3,856	$1,046

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Issued		Treasury		Additional
					Paid-In	Retained
	Amount	Shares	Amount	Shares	Capital	Earnings	Total
	(unaudited)
	(in thousands, except share and per share data)
Balances at December 31, 2004	$121	15,000,004	$(2,242)	2,914,850	$4,421	$14,051	$16,351
Net income	—	—	—	—	—	4,174	4,174
Dividends to stockholders ($0.009 per share)	—	—	—	—	—	(139)	(139)
Sale of 3,500,000 shares of common stock at the initial public offering price of $14 per share, net of underwriting discount and offering costs of $7,269	35	3,500,000	—	—	41,696	—	41,731
Issuance of common stock to two joint venture partners upon conversion of their equity interests into shares of common stock	5	518,036	—	—	7,247	—	7,252
Issuance of common stock upon conversion of outstanding KEEP Units	5	481,680	—	—	5,239	—	5,244
Issuance of 7,000 shares of vested restricted stock	—	7,000	—	—	98	—	98
Recording minority interest in joint venture at redemption value	—	—	—	—	—	(1,487)	(1,487)

Balances at June 30, 2005	$166	19,506,720	$(2,242)	2,914,850	$58,701	$16,599	$73,224

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2005	2004
	(unaudited)
	(in thousands)
Operating activities
Net income	$4,174	$3,966
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	775	407
Provision for bad debts	1,132	684
Equity-based compensation expense	3,856	1,046
Directors’ restricted stock expense	98	—
Minority interest in earnings of subsidiaries	2,656	1,578
Deferred income taxes	511	(295)
(Gain) on divestitures and sale of assets	(510)	(365)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(18,638)	(5,384)
Prepaid expenses, other assets	(1,339)	(120)
Accounts payable and accrued expenses	(1,382)	2,205
Net amounts due under cooperative endeavor agreements	207	(276)
Net amounts due governmental entities	1,526	(236)

Net cash (used in) provided by operating activities	(6,934)	3,210
Investing activities
Purchases of property, building, and equipment	(1,462)	(2,011)
Proceeds from sale of property and equipment	—	180
Proceeds from sale of entities	873	470
Cash paid for acquisitions, primarily goodwill	(386)	(597)

Net cash used in investing activities	(975)	(1,958)
Financing activities
Issuance of common stock, net of underwriting discounts of $3,430	45,570	—
Dividends paid	(227)	(160)
Principal payments on debt	(1,468)	(947)
Payments on capital leases	(343)	(276)
Proceeds from issuance of debt	483	762
Net (payments) proceeds from lines of credit and revolving debt arrangements	(14,288)	2,362
Offering costs incurred	(1,704)	—
Minority interest distributions, net	(2,714)	(1,150)

Net cash provided by financing activities	25,309	591

Change in cash	17,400	1,843
Cash at beginning of period	2,911	1,725

Cash at end of period	$20,311	$3,568

Supplemental disclosures of cash flow information
Interest paid	$700	$698

Income taxes paid	$5,821	$2,456

Supplemental disclosure of non-cash transactions:
     In the second quarter, the Company issued common stock valued at $7,252 to two joint venture partners upon the acquisition of their minority interest. The Company also accrued a cash payment of $2,153 at June 30, 2005 related to one of the acquisitions. Additionally, the Company’s shareholder’s equity from the initial public offering was reduced by offering costs incurred by the Company of $3,839.
See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
     LHC Group, Inc. (“Company”) is a healthcare provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries in rural markets in the southern United States. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals and outpatient rehabilitation clinics. The Company, through its wholly and majority-owned subsidiaries, equity joint ventures, and controlled affiliate, currently operates in Louisiana, Mississippi, Arkansas, Alabama, and Texas.
     The Company operated as Louisiana Health Care Group, Inc. (“LHCG”), until March 2001, when the shareholders of LHCG transferred to The Health Care Group, Inc. (“THCG”), all of the issued and outstanding shares of common stock of LHCG in exchange for shares in THCG. On January 1, 2003, the Company began operating as LHC Group, LLC, a Louisiana limited liability company. The THCG shareholders exchanged their shares for membership interests in the Company (“units”).
     Prior to February 9, 2005, the Company operated under the terms of an operating agreement which provided that the Company did not have a finite life and that the members’ personal liability was limited to his or her capital contribution. There was only one class of member interest.
Plan of Merger and Recapitalization
     In January 2005, LHC Group, LLC established a wholly-owned Delaware subsidiary, LHC Group, Inc. Effective February 9, 2005, LHC Group, LLC merged into LHC Group, Inc. In connection with the merger, each outstanding membership unit in LHC Group, LLC was converted into shares of the $0.01 par value common stock of LHC Group, Inc. based on an exchange ratio of three-for-two. Each KEEP Unit was also converted during the initial public offering into shares of common stock of LHC Group, Inc. pursuant to the same three-for-two ratio. LHC Group, Inc. has 40,000,000 shares of $0.01 par value common stock authorized and 5,000,000 shares of $0.01 par value preferred stock authorized. All references to common stock, share, and per share amounts have been retroactively restated to reflect the merger and recapitalization as if the merger and recapitalization had taken place as of the beginning of the earliest period presented.
     As used herein, the “Company” includes LHC Group, Inc. and all predecessor entities.
Initial Public Offering
     On June 9, 2005, the Company began its initial public offering of 4,800,000 shares of its common stock at a price of $14.00 per share. The Company offered 3,500,000 shares along with 1,300,000 shares that were sold by certain stockholders of LHC Group. The Company received no proceeds from the sale of the shares by the selling stockholders. The shares began trading on the NASDAQ National Market under the symbol “LHCG” on June 9, 2005. The initial public offering was completed on June 14, 2005. The underwriters exercised an option to purchase an additional 720,000 shares from certain stockholders solely to cover over-allotments. The Company received $45,570,000, net of underwriting discounts of $3,430,000 in proceeds from the offering. The Company incurred approximately $3,839,000 in costs related to the initial public offering through June 30, 2005. These costs, primarily professional services fees, were reflected as “Deferred offering costs” in the December 31, 2004 consolidated balance sheet. At the completion of the initial public offering, these costs reduced the proceeds recorded from the offering.

Unaudited Interim Financial Information
     The consolidated balance sheet as of June 30, 2005 and the related consolidated statements of income and changes in stockholders’ equity and cash flows for the three and six months ended June 30, 2005 and 2004 and related notes (interim financial information) have been prepared by LHC Group, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the interim financial information presented. These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in LHC Group, Inc.’s Consolidated Financial Statements for the year ended December 31, 2004 as filed with the Securities and Exchange Commission in the Form S-1.
2. Significant Accounting Policies
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reported period. Actual results could differ from those estimates.
Critical Accounting Policies
     The most critical accounting policies relate to the principles of consolidation, revenue recognition, accounts receivable and allowances for uncollectible accounts, and accounting for goodwill.
   Principles of Consolidation
     The consolidated financial statements include all subsidiaries and entities controlled by the Company. Control is generally defined by the Company as ownership of a majority of the voting interest of an entity. The consolidated financial statements include entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
     All significant inter-company accounts and transactions have been eliminated in consolidation. Business combinations accounted for as purchases have been included in the consolidated financial statements from the respective dates of acquisition.
     The following describes the Company’s consolidation policy with respect to its various ventures excluding wholly owned subsidiaries:
Equity Joint Ventures
     The Company’s joint ventures are structured as limited liability companies in which the Company typically owns a majority equity interest ranging from 51% to 95%. Each member of all but one of the Company’s equity joint ventures participates in profits and losses in proportion to their equity interests. The Company has one joint venture partner whose participation in losses is limited. The Company consolidates these entities as the Company absorbs a majority of the entities’ expected losses, receives a majority of the entities’ expected residual returns and generally has voting control.

Cooperative Endeavors
     The Company has arrangements with certain partners that involve the sharing of profits and losses. Unlike the equity joint ventures, the Company owns 100% of the equity in these cooperative endeavors. In these cooperative endeavors, the Company possesses interests in the net profits and losses ranging from 67% to 80%. The Company has one cooperative endeavor partner whose participation in losses is limited. The Company consolidates these entities as the Company owns 100% of the outstanding equity and the Company absorbs a majority of the entities’ expected losses and receives a majority of the entities expected residual returns.
License Leasing Arrangements
     The Company, through wholly owned subsidiaries, leases home health licenses necessary to operate certain of its home nursing agencies. As with wholly owned subsidiaries, the Company owns 100% of the equity of these entities and consolidates them based on such ownership as well as the Company’s right to receive a majority of the entities’ expected residual returns and the Company’s obligation to absorb a majority of the entities’ expected losses.
Management Services
     The Company has various management services agreements under which the Company manages certain operations of agencies and facilities. The Company does not consolidate these agencies or facilities, as the Company does not have an ownership interest and does not have a right to receive a majority of the agencies’ or facilities’ expected residual returns or an obligation to absorb a majority of the agencies’ or facilities’ expected losses.
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Wholly owned subsidiaries	28.2%	46.7%	28.9%	48.7%
Equity joint ventures	55.2	32.3	54.2	30.7
Cooperative endeavors	2.5	8.6	2.7	8.6
License leasing arrangements	10.8	11.6	11.0	11.4
Management services	3.3	0.8	3.2	0.6

	100.0%	100.0%	100.0%	100.0%

     The decrease in the percentage of net service revenue earned by our wholly owned subsidiaries from 46.7% in the three months ended June 30, 2004 to 28.2% in the three months ended June 30, 2005 and 48.7% in the six months ended June 30, 2004 to 28.9% in the six months ended June 30, 2005 was due to our sale of 23.5% of the membership interests in one of our long-term acute care hospitals in January 2005. This sale resulted in a change in classification of these revenues from revenues derived from wholly owned subsidiaries to revenues derived from equity joint ventures.
   Revenue Recognition
     The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients, and others for services rendered. Under Medicare, the Company’s home nursing patients are classified into a group referred to as a home health resource group prior to the receipt of services. Based on this home health resource group the Company is entitled to receive a prospective Medicare payment for delivering care over a 60 day period referred to as an episode. Medicare adjusts these prospective payments based on a variety of factors, such as low utilization, patient transfers, changes in condition and the level of services provided. In calculating the Company’s reported net service revenue from home nursing services, the Company adjusts the prospective Medicare payments by an estimate of the adjustments. The Company calculates the adjustments based on a rolling average of these types of adjustments for claims paid during the preceding three months. For home nursing services, the Company recognizes revenue based on the number of days elapsed during the episode of care.
     Under Medicare, patients in the Company’s long-term acute care facilities are classified into long-term diagnosis-related groups. Based on this classification, the Company is then entitled to receive a fixed payment from

Medicare. This fixed payment is also subject to adjustment by Medicare due to factors such as short stays. In calculating reported net service revenue for services provided in the Company’s long-term acute care hospitals, the Company reduces the prospective payment amounts by an estimate of the adjustments. The Company calculates the adjustment based on a historical average of these types of adjustments for claims paid during the preceding three months. For the Company’s long-term acute care hospitals revenue is recognized as services are provided.
     For hospice services the Company is paid by Medicare under a prospective payment system. The Company receives one of four predetermined daily or hourly rates based upon the level of care the Company furnished. The Company records net service revenue from hospice services based on the daily or hourly rate. The Company recognizes revenue for hospice as services are provided.
     Under Medicare the Company is reimbursed for rehabilitation services based on a fee schedule for services provided adjusted by the geographical area in which the facility is located. The Company recognizes revenue as these services are provided.
     The Company’s Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided. Therefore, revenue is recognized for Medicaid services as services are provided based on this fee schedule. The Company’s managed care payors reimburse the Company in a manner similar to either Medicare or Medicaid. Accordingly, the Company recognizes revenue from managed care payors in the same manner as the Company recognizes revenue from Medicare or Medicaid.
     The Company records management services revenue as services are provided in accordance with the various management services agreements to which the Company is a party. The agreements generally call for the Company to provide billing, management, and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency or inpatient rehabilitation facility. The Company is responsible for the costs associated with the locations and personnel required for the provision of the services. The Company is generally compensated based on a percentage of net billings or an established base fee. In addition, for certain of the management agreements, the Company may earn incentive compensation.
     Net service revenue was comprised of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Home-based services	65.9%	67.5%	66.7%	68.5%
Facility-based services	34.1	32.5	33.3	31.5

	100.0%	100.0%	100.0%	100.0%

     The following table sets forth the percentage of net service revenue earned by category of payor:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Payor:
Medicare	85.2%	85.7%	85.3%	86.3%
Medicaid	4.4	4.6	4.3	4.9
Other	10.4	9.7	10.4	8.8

	100.0%	100.0%	100.0%	100.0%

Home-Based Services
     Home Nursing Services. The Company receives a standard prospective Medicare payment for delivering care. The base payment, established through federal legislation, is a flat rate that is adjusted upward or downward based upon differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity, and service utilization. The magnitude of the adjustment is determined by each patient’s categorization into one of 80 payment groups, known as home health resource groups, and the costliness of care for patients in each group relative to the average patient. The Company’s payment is also adjusted for differences in local prices using the hospital wage index. The Company performs payment variance analyses to verify the models utilized in projecting total net service revenue are accurately reflecting the payments to be received.
     Medicare rates are subject to change. Due to the length of the Company’s episodes of care, a situation may arise where Medicare rate changes affect prior period’s net service revenue. In the event that Medicare rates experience change, the net effect of that change will be reflected in the current reporting period.
     Final payments from Medicare may reflect one of five retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; (d) a change-in-condition adjustment if the patient’s medical status changes significantly, resulting in the need for more or less care; or (e) a payment adjustment based upon the level of therapy services required in the population base. Management estimates the impact of these payment adjustments based on historical experience and records this estimate during the period the services are rendered.
     Hospice Services. The Company’s Medicare hospice reimbursement is subject to two caps. One cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services. The second cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. None of the Company’s hospices exceeded either cap during the six months ended June 30, 2005 or 2004.
   Facility-Based Services
     Long-Term Acute Care Services. The Company is reimbursed by Medicare for services provided under the long-term acute care hospital prospective payment system, which was implemented on October 1, 2002. Each patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount applicable to that particular group. This payment is intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently readmitted, among other factors. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences.
     Outpatient Rehabilitation Services. Outpatient therapy services are reimbursed on a fee schedule, subject to annual limitations. Outpatient therapy providers receive a fixed fee for each procedure performed, adjusted by the geographical area in which the facility is located. The Company recognizes revenue as the services are provided. There are also annual per Medicare beneficiary caps that limit Medicare coverage for outpatient rehabilitation services.
   Accounts Receivable and Allowances for Uncollectible Accounts
     The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
     The amount of the provision for bad debts is based upon the Company’s assessment of historical and expected net collections, business and economic conditions, and trends in government reimbursement. Uncollectible accounts are written off when the Company has determined the account will not be collected.

     A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for accelerated payment (“RAP”) before all services are rendered. The estimated episodic payment is billed at the commencement of the episode. The Company requests an accelerated payment for 60% of the estimated reimbursement at the initial billing for the initial episode of care per patient and the remaining reimbursement is requested upon completion of the episode. For any subsequent episodes of care contiguous with the first episode of care for the patient, the Company requests an accelerated payment for 50% of the estimated reimbursement at initial billing. The remaining 50% reimbursement is requested upon completion of the episode. The Company has earned net service revenue in excess of billings rendered to Medicare. Only a nominal portion of the amounts due to the Medicare program represent cash collected in advance of providing services.
   Goodwill
     Goodwill and other intangible assets with indefinite lives are reviewed annually, or more frequently if circumstances indicate impairment may have occurred. Principally all of the Company’s intangible assets are goodwill.
     The Company estimates the fair value of its identified reporting units and compares those estimates against the related carrying value. For each of the reporting units, the estimated fair value is determined based on a multiple of earnings before interest, taxes, depreciation, and amortization or on the estimated fair value of assets in situations when it is readily determinable.
     The Company has concluded that licenses to operate home-based and/or facility-based services have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of the licenses and the Company intends to renew and operate the licenses indefinitely. Accordingly, the Company has elected to recognize the fair value of these indefinite-lived licenses and goodwill as a single asset for financial reporting purposes.
     Components of the Company’s home nursing operating segment are generally represented by individual subsidiaries or joint ventures with individual licenses to conduct specific operations within geographic markets as limited by the terms of each license. Components of the Company’s facility-based services are represented by individual operating entities. Effective January 1, 2004, management began aggregating the components of these two segments into two reporting units for purposes of evaluating impairment. Prior to January 1, 2004, management evaluated each operating entity separately for impairment. Modifications to the Company’s management of the segments and reporting provided management with a basis to change the reporting unit structure.
Other Significant Accounting Policies
   Due to/from Governmental Entities
     Prior to October 1, 2000, the Company recorded Medicare home nursing services revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Final reimbursement was determined based on submission of annual cost reports and audits by the fiscal intermediary. Adjustments were accrued on an estimated basis in the period the related services were rendered and further adjusted as final settlements are determined. These adjustments are accounted for as changes in estimates. There have been no significant changes in estimates during the six months ended June 30, 2005 and 2004.
   Property, Building, and Equipment
     Property, building, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, generally ranging from three to ten years and up to thirty-nine years on buildings.
     Capital leases, primarily consisting of transportation equipment, are included in equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the shorter of the applicable lease term or the useful life of the equipment. Amortization of assets under the capital lease obligations is included in depreciation and amortization expense.
   Long-Lived Assets
     The Company reviews the realizability of long-lived assets whenever events or circumstances occur which indicate recorded costs may not be recoverable. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.
   Income Taxes
     The Company accounts for income taxes using the liability method. Under the liability method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. Management provides a valuation allowance for any net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.
   Minority Interest and Cooperative Endeavor Agreements
     The interest held by third parties in subsidiaries owned or controlled by the Company is reported on the consolidated balance sheets as minority interest. Minority interest reported in the consolidated statements of income reflects the respective interests in the income or loss of the subsidiaries attributable to the other parties, the effect of which is removed from the Company’s consolidated results of operations.
     Several of the Company’s home health agencies have cooperative endeavor agreements with third parties that allow the third parties to be paid or recover a fee based on the profits or losses of the respective agencies. The Company accrues for the settlement of the third party’s profits or losses during the period the amounts are earned. Under the agreements, the Company has incurred net amounts due to the third parties of $95,000 and $145,000 for the three months ended June 30, 2005 and 2004, respectively and $231,000 and $418,000 for the six months ended June 30, 2005 and 2004, respectively. The cooperative endeavor agreements have terms expiring through December 31, 2005.
     For agreements where the third party is a healthcare institution, the agreements typically require the Company to lease building and equipment and receive housekeeping and maintenance from the healthcare institutions. Ancillary services related to these arrangements are also typically provided by the healthcare institution.
   Minority Interest Subject to Exchange Contracts and/or Put Options
     During 2004, in conjunction with the acquisition/sale of joint venture interests, the Company entered into agreements with minority interest holders in three of its majority owned subsidiaries that allowed these minority interest holders to put their minority interests to the Company in the event the Company is sold, merged or otherwise acquired or completes an initial public offering (“IPO”). These put options were deemed to be part of the underlying minority interest shares, thus rendering the shares to be puttable shares. In September and November of 2004, the Company entered into forward exchange contracts with the minority interest holders in two of these subsidiaries, Acadian Home Health Services, LLC (“Acadian”) and Hebert and Thibodeaux Physical Therapy, Inc. (“Hebert”) which required the minority interest holders in these subsidiaries to sell their interests to the Company in the event of an IPO. In conjunction with the Company’s IPO, the forward exchange contracts were consummated and the minority interest holders of Acadian and Hebert sold their minority interests to the Company in exchange for cash and shares of the Company’s common stock. The Company has accrued the cash payment of approximately $2.2 million to be paid under these forward exchange contracts.
     In the third majority owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), the put option allows the minority interest holders to convert their minority interests into shares of the Company based upon St. Landry’s EBITDA for the prior fiscal year in relation to the Company’s EBITDA over the same period. The put option became exercisable by the minority interest holders in St. Landry upon the completion of the IPO. However, due to applicable laws and regulations, the minority interest holders can not convert their minority interests in St. Landry unless certain conditions are met including, but not limited to, the Company having stockholders’ equity in excess of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years. If the St. Landry minority interest holders do not or are unable to convert their minority interests into shares of the Company, the minority interest holders shall have the option to redeem their minority interests at any time following thirty days after the IPO for cash consideration equal to the value of the shares the minority interest holders would have received if they had converted their minority interests into shares of the Company multiplied by the average closing price of the Company’s shares for the thirty days preceding the date of the minority interest holders’ exercise of the redemption option.
     The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and EITF Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allows the minority interest holders in St. Landry’s to have their interests redeemed for cash upon the completion of the IPO and therefore the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at June 30, 2005.
   Equity-Based Compensation Expense
     During 2003, the Company began sponsoring a Key Employee Equity Participation (“KEEP”) Plan whereby certain individuals are granted participation equity units (“KEEP Units”). The KEEP Plan was terminated in conjunction with the initial public offering when the outstanding units were converted to 481,680 shares of common stock. The KEEP Plan functioned as a stock appreciation rights plan whereby an individual was entitled to receive, on a per KEEP Unit basis, the increase in estimated fair value of the Company’s common stock from the date of grant until the date that the employee dies, retires, or is terminated for other than cause. Accordingly, the KEEP Units were subject to variable accounting until such time as the obligation to the employee was settled. The Company had a call right, under which, it could purchase all or portion of the KEEP Units. The individuals receiving KEEP Units vested in those rights in a graded manner over a five-year period and, accordingly, the Company recorded compensation expense for the vested portion of the KEEP Units. The KEEP Units had no exercise price.
     Compensation expense, and a corresponding increase in paid-in capital, was also recognized each period for any change in value associated with certain KEEP Units that were held by an officer of the Company.
     In conjunction with the initial public offering, the outstanding KEEP Units were converted to common stock. In conjunction with this conversion, the Company incurred a charge to equity based compensation of approximately $3.0 million. For the six months ended June 30, 2005, the Company recorded approximately $3.9 million in equity based compensation related to the KEEP Units.
   Stock-based Compensation
     On January 20, 2005, the 2005 Long-Term Incentive Plan was adopted by the Company’s board of directors. There are 1,000,000 shares available for issuance under this plan. The Plan went into effect at the close of the initial public offering. Upon completion of the initial public offering, stock options to purchase approximately 11,500 shares were granted under the 2005 Director Compensation Plan. These options were fully vested upon issuance. These shares were issued from the 1,000,000 shares reserved for issuance under the 2005 Long-Term Incentive Plan. The Company accounted for this stock option grant in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Accordingly, the Company did not recognize compensation cost in connection with this plan, as the options granted had an exercise price equal to the market value of LHC Group, Inc. common stock on the date of grant.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. Furthermore SFAS No. 148 requires more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company has elected to continue accounting for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. If the Company had elected or was required to apply the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table. The fair value of the options granted in 2005 is estimated on the date of grant using the Black-Scholes option pricing model.
     Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$887	$2,284	$4,174	$3,966
Redeemable minority interests	1,487	—	1,487	—

Net income (loss) available to common stockholders, as reported	(600)	2,284	2,687	3,966
Adjustments:
Stock-based compensation expense included in reported net income	—	—	—	—
Stock-based compensation expense determined under fair value method	66	—	45	—

Pro forma income available to common stockholders	$(666)	$2,284	$2,642	$3,966

Net income per common share:
As reported:
Basic	$0.07	$0.19	$0.33	$0.33
Diluted	$0.07	$0.19	$0.33	$0.33
Pro Forma:
Basic	$0.07	$0.19	$0.33	$0.33
Diluted	$0.07	$0.19	$0.33	$0.33

Net income available to common stockholders per common share:
As reported:
Basic	$(0.04)	$0.19	$0.21	$0.33
Diluted	$(0.04)	$0.19	$0.21	$0.33
Pro Forma:
Basic	$(0.05)	$0.19	$0.21	$0.33
Diluted	$(0.05)	$0.19	$0.21	$0.33
Black-Scholes option pricing model assumptions:

June 30, 2005
Risk free interest rate	3.72%
Expected life (years)	5
Volatility	41.62
Expected annual dividend yield	—
   Earnings Per Share
     Basic per share information is computed by dividing the item by the weighted-average number of shares outstanding during the period. Diluted per share information is computed by dividing the item by the weighted-average number of shares outstanding plus dilutive potential shares.

     The following table sets forth shares used in the computation of basic and diluted per share information for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average number of shares outstanding for basic per share calculation	13,174,690	12,085,150	12,632,932	12,085,150
Effect of dilutive potential shares:
KEEP Units	—	48,611	—	99,304
Restricted stock	102,349	—	108,469	—

Adjusted weighted average shares for diluted per share calculation	13,277,039	12,133,761	12,741,401	12,184,454

   Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     SFAS 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.
     The Company plans to adopt SFAS No. 123(R) using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.
     The Company currently accounted for its KEEP Units as variable awards in accordance with Opinion No. 25 and, as such, recorded compensation expense for the vested portion of these share-based payments. The adoption of SFAS No. 123(R) would not have impacted prior periods had the Company adopted SFAS No. 123(R) at an earlier date.
     The impact of the adoption of SFAS No. 123(R) on compensation expense recognized under the 2005 Long-Term Incentive Plan cannot be predicted at this time because it will depend on levels of share-based payments granted under this plan in the future.
3. Acquisitions and Divestitures
     The following acquisitions were completed pursuant to the Company’s strategy of becoming the leading provider of post-acute healthcare services to Medicare patients in selected rural markets in the southern United States. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and target market’s potential cash flows. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects the goodwill recognized in connection with the acquisition of existing operations to be fully tax deductible.
   2005 Acquisitions
     During the six months ended June 30, 2005, the Company acquired the existing operations of two entities for $391,000 in cash. Goodwill of $386,000 was assigned to the home based services segment.

     In conjunction with the initial public offering, the Company issued 518,036 shares of common stock to two of our joint ventures. The Company has accrued a cash payment of $2.2 million related to one of the acquisitions as of June 30, 2005. This transaction resulted in the recording of goodwill of $8.4 million, which is deductible for income tax purposes, in the home-based services and $872,000, which is not deductible for income tax purposes, in the facility-based services segment.
   2005 Divestitures
     The Company sold a minority interest in an extended care operation and in a pharmacy operation during the three months ended March 31, 2005. The Company received $873,000 in cash and recognized a gain on these sales of $526,000. The Company retained majority interests in both operations.
   2004 Divestitures
     In 2004, the Company sold its majority interest in three hospices, its majority interest in an inpatient rehabilitation facility and the rights to operate a home nursing agency in a specific area. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of these entities, including the gain on sale and impairment loss are presented as discontinued operations in all periods presented.
     The following results of these divestitures have been presented as loss from discontinued operations in the accompanying consolidated statement of income:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net service revenue	$—	$170	$—	$763
Costs, expenses and minority interest and cooperative endeavor allocations	—	112	—	784

Gain (loss) from discontinued operations before income taxes	—	58	—	(21)
Income taxes	—	(22)	—	8

Loss from discontinued operations	$—	$36	$—	$(13)

     The changes in recorded goodwill by segment for the six month period ended June 30, 2005 were as follows:

Six Months
Ended
June 30,
2005
(in thousands)
Home-based services segment:
Balances at December 31, 2004	$3,104
Goodwill acquired during the period from acquisitions	386
Goodwill acquired during the period from purchase of minority interest	8,365

Balance at June 30, 2005	$11,855

Facility-based services segment:
Balance at December 31, 2004	$3,325
Goodwill acquired during the period from acquisitions	—
Goodwill acquired during the period from purchase of minority interest	872

Balance at June 30, 2005	$4,197

     The above transactions were considered to be immaterial individually and in the aggregate. Accordingly, no supplemental pro forma information is required.

4. Credit Arrangements
Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Loan agreement with the Catalyst Entities	$—	$863
Subordinated promissory note with former shareholders	—	319
Notes payable:
Due in two annual installments of $161,000 with interest beginning August 2004 with interest at 5%	150	150
Due in monthly installments of $48,500 through March 2006 at 5.7%	427	—
Due in monthly installments of $500 through July 2006 at 8.25%	—	9
Due in monthly installments of $12,500 through November 2009 at 3.08%	573	625
Due in monthly installments of $2,000 through January 2009 at 5.75%	—	180

	1,150	2,146
Less current portion of long-term debt	696	1,019

	$454	$1,127

     In July 2001, the Company entered into a loan agreement with the Catalyst Fund, Ltd., and Southwest/Catalyst Capital, Ltd. (“Catalyst Entities”), involving an aggregate amount of $2,000,000. These loans were evidenced by individual promissory notes, each in the principal amount of $1,000,000, accruing interest at a rate of 12.0% per annum and payable in equal monthly installments of approximately $26,000 in principal and interest, due through July 1, 2006. As of June 30, 2005, these promissory notes were paid in full.
     The Company’s subordinated promissory note with former shareholders was repaid in full at March 31, 2005. The interest rate on this note was 15.5%. (See Note 6.)
     Certain of the Company’s loan agreements contain certain restrictive covenants, including limitations on indebtedness and the maintenance of certain financial ratios. At June 30, 2005 and at December 31, 2004, the Company was in compliance with all covenants.
Other Credit Arrangements
     The Company maintains a revolving-debt arrangement. Under the terms of this arrangement, the Company may be advanced funds up to a defined limit of eligible accounts receivable not to exceed the borrowing limit. At June 30, 2005 and December 31, 2004, the borrowing limit was $22,500,000 and $15,000,000, respectively, and the amounts outstanding were $0, and $14,288,000, respectively. Interest accrues on outstanding amounts at a varying rate and is based on the Wells Fargo Bank, N.A. prime rate plus 1.5%.
5. Key Employee Equity Participation Plan
     The Company had reserved up to 6.5% of the value of the Company’s stock for issuance under the KEEP Plan. In conjunction with the initial public offering the 481,680 units became completely vested and were converted to common stock. The Company incurred of charge to equity based compensation of $3.9 million. A summary of the changes in the KEEP Units outstanding is as follows:

	June 30,	December 31,
	2005	2004
Outstanding at beginning of period	481,680	106,500
Granted	—	375,180
Exercised	—	—
Converted	(481,680)	—

Outstanding at end of period	—	481,680

Number of KEEP Units vested at end of period	—	106,607

     The KEEP Units were accounted for at their estimated fair value. Accordingly, no pro forma net income or per share information was required for prior periods.

6. Commitments and Contingencies
Contingent Convertible Minority Interests
     During 2004, in conjunction with the acquisition/sale of joint venture interests, the Company entered into agreements with minority interest holders in three of its majority owned subsidiaries that allowed these minority interest holders to put their minority interests to the Company in the event the Company is sold, merged or otherwise acquired or completes an initial public offering (“IPO”). These put options were deemed to be part of the underlying minority interest shares, thus rendering the shares to be puttable shares. In September and November of 2004, the Company entered into forward exchange contracts with the minority interest holders in two of these subsidiaries, Acadian Home Health Services, LLC (“Acadian”) and Hebert and Thibodeaux Physical Therapy, Inc. (“Hebert”) which required the minority interest holders in these subsidiaries to sell their interests to the Company in the event of an IPO. In conjunction with the initial public offering, the forward exchange contracts were consummated and the minority interest holders of Acadian and Hebert sold their minority interests to the Company in exchange for cash and shares of the Company’s common stock. The Company has accrued the cash payment of approximately $2.2 million to be paid under these exchange agreements.
     In the third majority owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), the put option allows the minority interest holders to convert their minority interests into shares of the Company based upon St. Landry’s EBITDA for the prior fiscal year in relation to the Company’s EBITDA over the same period. The put option became exercisable by the minority interest holders in St. Landry upon the completion of the IPO. However, due to applicable laws and regulations, the minority interest holders can not convert their minority interests in St. Landry unless certain conditions are met including, but not limited to, the Company having stockholders’ equity in excess of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years. If the St. Landry minority interest holders do not or are unable to convert their minority interests into shares of the Company, the minority interest holders shall have the option to redeem their minority interests at any time following thirty days after the IPO for cash consideration equal to the value of the shares the minority interest holders would have received if they had converted their minority interests into shares of the Company multiplied by the average closing price of the Company’s shares for the thirty days preceding the date of the minority interest holders’ exercise of the redemption option.
     The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and EITF Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allowed the minority interest holders in St. Landry’s to have their interests redeemed for cash upon the completion of the IPO and therefore the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at June 30, 2005.
Contingencies
     The terms of several joint venture operating agreements grant a buy/sell option that would require the Company to either purchase or sell the existing membership interest in the joint venture within 30 days of the receipt of the notice to exercise the provision. Either the Company or its joint venture partner has the right to exercise the buy/sell option. The party receiving the exercise notice has the right to either purchase the interests held by the other party or sell its interests to the other party. The purchase price formula for the interests is set forth in the joint venture agreement and is typically based on a multiple of the earnings before income taxes, depreciation and amortization of the joint venture. Total revenue earned by the Company from joint ventures subject to these arrangements was $21.2 million and $9.6 million for the three months ended June 30, 2005 and 2004, respectively and $41.2 million and $17.0 million for the six months ended June 30, 2005 and 2004, respectively. The Company has not received notice from any joint venture partners of their intent to exercise the buy/sell option nor has the Company notified any joint venture partners of any intent to exercise the buy/sell option.

     The Company is involved in various legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes the outcome of pending litigation will not have a material adverse effect, after considering the effect of the Company’s insurance coverage, on the Company’s consolidated financial statements.
Compliance
     The laws and regulations governing the Company’s operations, along with the terms of participation in various government programs, regulate how the Company does business, the services offered, and interactions with patients and the public. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could materially and adversely affect the Company’s operations and financial condition.
     The Company is subject to various routine and non-routine governmental reviews, audits, and investigations. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the healthcare industry, including with respect to referral practices, cost reporting, billing practices, joint ventures, and other financial relationships among healthcare providers. Violation of the laws governing the Company’s operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, the termination of the Company’s rights to participate in federal and state-sponsored programs, and the suspension or revocation of the Company’s licenses.
     If the Company’s long-term acute care hospitals fail to meet or maintain the standards for Medicare certification as long-term acute care hospitals, such as average minimum length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in the Company receiving less Medicare reimbursement than currently received for patient services. Moreover, all of the Company’s long-term acute care hospitals are subject to additional Medicare criteria because they operate as separate hospitals located in space leased from, and located in, a general acute care hospital, known as a host hospital. This is known as a “hospital within a hospital” model. These additional criteria include requirements concerning financial and operational separateness from the host hospital.
     The Company anticipates there may be changes to the standard episode-of-care payment from Medicare in the future. Due to the uncertainty of the revised payment amount, the Company cannot estimate the impact that changes in the payment rate, if any, will have on its future financial statements. In August 2004, the Centers for Medicare and Medicaid Services, or CMS, adopted new regulations that implement significant changes affecting long-term acute care hospitals. Among other things, these new regulations, which became effective in October 2004, implemented new rules that provide long-term acute care hospitals operating in the hospital within a hospital model with lower rates of reimbursement for Medicare admissions from their host hospitals that are in excess of specified percentages.
     These new rules also reclassified certain long-term acute care hospital diagnosis related groups, which could result in a decrease in reimbursement rates. Further, the new rules kept in place the financial penalties associated with the failure to limit to no greater than 5% the total number of Medicare patients discharged to the host hospital and subsequently readmitted to a long-term acute care hospital located within the host hospital.
     The Company believes that it is in material compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties, and exclusion from the Medicare program.
7. Segment Information
     The Company’s segments consist of (a) home-based services and (b) facility-based services. Home-based services include home nursing services and hospice services. Facility-based serviced include long-term acute care services and outpatient rehabilitation services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended June 30, 2005
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$25,324	$13,135	$38,459
Cost of service revenue	12,154	8,840	20,994
General and administrative expenses	8,165	3,445	11,610
Equity-based compensation expense	2,346	1,006	3,352
Operating income (loss)	2,659	(156)	2,503
Interest expense	268	129	397
Non operating loss, including gain on sale of assets	1	7	8
Income (loss) from continuing operations before income taxes and minority interest and cooperative endeavor allocations	2,390	(292)	2,098
Minority interest and cooperative endeavor allocations	940	255	1,195
Income (loss) from continuing operations before income taxes	1,450	(547)	903
Total assets	57,107	39,745	96,852

	Three Months Ended June 30, 2004
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$19,973	$9,626	$29,599
Cost of service revenue	9,765	5,087	14,852
General and administrative expenses	6,366	2,846	9,212
Equity-based compensation expense	160	69	229
Operating income	3,682	1,624	5,306
Interest expense	271	84	355
Non operating loss, including gain on sale of assets	121	186	307
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	3,290	1,354	4,644
Minority interest and cooperative endeavor allocations	627	428	1,055
Income from continuing operations before income taxes	2,663	926	3,589
Total assets	26,749	10,807	37,556

	Six Months Ended June 30, 2005
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$50,650	$25,345	$75,995
Cost of service revenue	24,052	16,571	40,623
General and administrative expenses	15,532	6,911	22,443
Equity-based compensation expense	2,699	1,157	3,856
Operating income	8,367	706	9,073
Interest expense	469	231	700
Non operating (income) loss, including gain on sale of assets	2	(512)	(510)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	7,896	987	8,883
Minority interest and cooperative endeavor allocations	2,063	593	2,656
Income from continuing operations before income taxes	5,833	394	6,227
Total assets	57,107	39,745	96,852

	Six Months Ended June 30, 2004
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$38,083	$17,496	$55,579
Cost of service revenue	19,103	9,660	28,763
General and administrative expenses	11,573	5,248	16,821
Equity-based compensation expense	732	314	1,046
Operating income	6,675	2,274	8,949
Interest expense	496	202	698
Non operating loss, including gain on sale of assets	112	12	124
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	6,067	2,060	8,127
Minority interest and cooperative endeavor allocations	1,282	703	1,985
Income from continuing operations before income taxes	4,785	1,357	6,142
Total assets	26,749	10,807	37,556

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
          This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:
•	our expectations regarding financial condition or results of operations for periods after June 30, 2005;

•	our future sources of and needs for liquidity and capital resources;

•	our expectations regarding the size and growth of the market for our services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation;

•	the reimbursement levels of third-party payors; and

•	our discussion of our critical accounting policies.
          The forward-looking statements contained in this report reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the “Risk Factors” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          You should read this report, the information incorporated by reference into this report and the documents filed as exhibits to this report completely and with the understanding that our actual future results or achievements may be materially different from what we expect or anticipate.
          The forward-looking statements contained in this report reflect our views and assumptions only as of the date this report is signed. Except as required by law, we assume no responsibility for updating any forward-looking statements.
          We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Overview
     We provide post-acute healthcare services primarily to Medicare beneficiaries in rural markets in the southern United States. We provide these post-acute healthcare services through our home nursing agencies, hospices, long-

term acute care hospitals and outpatient rehabilitation clinics. Since our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana, we have grown to 87 locations in Louisiana, Alabama, Arkansas, Mississippi and Texas as of June 30, 2005.
Segments
     We operate in two segments for financial reporting purposes: home-based services and facility-based services. We derived 65.9% and 67.5% of our net service revenue during the three months ended June 30, 2005 and 2004, respectively, and 66.7% and 68.5% of our net service revenue during the six months ended June 30, 2005 and 2004, respectively, from our home-based services segment and derived the balance of our net service revenue from our facility-based services segment.
     Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, physical, occupational, and speech therapy, medically-oriented social services, and hospice care. As of June 30, 2005, we owned and operated 64 home nursing locations, of which 57 were Medicare-certified, and three Medicare-certified hospices. Of these 67 home-based services locations, 30 are wholly-owned by us and 37 are majority-owned or controlled by us through joint ventures. We also manage the operations of three home nursing agencies and two hospices in which we have no ownership interest. We intend to increase the number of home nursing agencies that we operate through continued acquisition and development, primarily in underserved rural markets, as we implement our growth strategy. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will increase.
     We provide facility-based services principally through our long-term acute care hospitals and outpatient rehabilitation clinics. As of June 30, 2005, we owned and operated three long-term acute care hospitals with six locations, all located within host hospitals, one short-term acute care hospital and one inpatient rehabilitation facility. We intend to convert the short-term acute care hospital and inpatient rehabilitation facility into long-term acute care hospitals. We also owned and operated five outpatient rehabilitation clinics and provided contract rehabilitation services to third parties. Of these 13 facility-based services locations, five are wholly-owned by us and eight are majority-owned or controlled by us through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Because of the recent changes in the regulations applicable to long-term acute care hospitals operated as hospitals within hospitals, we do not intend to expand the number of hospital within a hospital long-term acute care hospitals that we operate. However, we will consider the development of freestanding long-term acute care hospitals in those markets where we have an established home nursing agency location. Due to our emphasis on expansion through the acquisition and development of home nursing agencies, we anticipate that the percentage of our net service revenue and operating income derived from our facility-based segment will decline.
Recent Developments
   Medicare
     Home-Based Services. The current base payment rate for Medicare home nursing is $2,264. Since the inception of the prospective payment system in October 2000, the base episode rate payment has varied due to both the impact of annual market basket based increases and Medicare-related legislation. The passage of the Medicare Modernization Act of 2003, or MMA, resulted in two changes in Medicare reimbursement. First, for episodes ended on or after April 1, 2004 through December 31, 2006, the base episode rate increase was reduced by 0.8%. Secondly, a 5.0% payment increase was provided for services furnished in a non-Metropolitan Statistical Area, or MSA, setting for episodes ending on or after April 1, 2004 and before April 1, 2005. Approximately 46.2% of our net service revenue for the six months ended June 30, 2005 was derived from patients who reside in non-MSAs.
     Effective January 1, 2005, the “market basket adjustment” was increased by approximately 2.0% (net of the 0.8% reduction referred to above). The Medicare Payment Advisory Commission, or MedPAC, has recommended to Congress that the increase be eliminated. MedPAC is an independent federal body established by the Balanced Budget Act of 1997 to advise the U.S. Congress on issues affecting the Medicare program. We are unable to predict the timing or magnitude of any changes recommended by MedPAC.

     The Centers for Medicare & Medicaid Services, or CMS, recently announced its proposal of a 2.5% increase in Medicare payment rates to home health agencies for calendar year 2006. Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. CMS establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services. For calendar year 2006, the proposed estimated home health market basket percentage is 3.3%. Section 701 (b) (4) of the MMA provided that updates for Calendar Years 2005 and 2006 will equal the applicable home health market basket percentage increase minus 0.8%. However, MedPAC has made a preliminary recommendation to Congress that the market basket adjustment increase for 2006 be eliminated. We cannot predict the timing or the magnitude of such changes, if any.
     The Office of Inspector General of the Department of Health and Human Services, or OIG, has a responsibility to report both to the Secretary of the Department of Health and Human Services and to Congress any program and management problems related to programs such as Medicare. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. The OIG has recently undertaken a study with respect to Medicare reimbursement rates. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.
     Facilty-Based Services. Under the prospective payment system, each patient discharged from our long-term acute care hospitals under the long-term acute care hospital prospective payment system, which was implemented on October 1, 2002, is assigned a long-term care diagnosis-related group. CMS establishes these long-term care diagnosis-related groups by grouping diseases by diagnosis, which group reflects the amount of resources needed to treat a given disease. We are paid a pre-determined fixed amount applicable to the particular long-term care diagnosis-related group to which that patient is assigned. Effective for discharges on or after October 1, 2005, CMS has published the new relative weights applicable to the long-term care diagnosis-related group system. The updated regulations provide for a 3.4% increase in the standard federate rate, a budget neutrality factor of 0 effective July 1, 2005, and a decrease in the cost outlier fixed loss threshold to $10,501. In addition, on May 6, 2005 CMS published a final rule increasing the Medicare payment rates for long-term acute care hospitals by 3.4% for patient discharges taking place on or after July 1, 2005 through June 30, 2006.
     CMS has also stated its intention to develop long-term acute care hospital patient-specific criteria to refine the definition of such facilities. Comments included in the May 6, 2005 rule indicate that CMS has awarded a contract to Research Triangle Institute for the purpose of evaluating patient and facility level characteristics for long-term care hospitals in order to differentiate the role of long-term acute care hospitals from general acute care hospitals. This evaluation is in response to the June 2004 MedPAC Report recommending that CMS examine defining long-term acute care hospitals by facility and patient criteria. CMS has also charged Research Triangle Institute with examining the present role of Quality Improvement organizations with regard to long-term care acute hospitals.
2005 Operational Data
     The following table sets forth, for the period indicated, data regarding admissions and Medicare admissions to our home-based segment and patient days and outpatient visits for our facility-based segment.

	Three Months	Three Months	Six Months
	Ended	Ended	Ended
	March 31, 2005	June 30, 2005	June 30, 2005
Home-Based Services Data:
Admissions	4,332	4,516	8,848
Medicare admissions	3,362	3,344	6,706
Facility-Based Services Data:
Patient days	10,376	10,519	20,895
Outpatient visits	11,485	11,639	23,124

	Three Months	Three Months	Six Months
	Ended	Ended	Ended
	March 31, 2004	June 30, 2004	June 30, 2004
Home-Based Services Data:
Admissions	3,569	3,809	7,378
Medicare admissions	2,645	2,872	5,517
Facility-Based Services Data:
Patient days	7,166	7,609	14,775
Outpatient visits	3,981	7,322	11,303
Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Net Service Revenue
     Net service revenue for the three months ended June 30, 2005 was $38.5 million, an increase of $8.9 million, or 30.0%, from $29.6 million in 2004. For the three months ended June 30, 2005 and 2004, 85.2% and 85.7%, respectively, of our net service revenue was derived from Medicare.
     Home-Based Services. Net service revenue for the three months ended June 30, 2005 was $25.3 million, an increase of $5.3 million, or 26.5%, from $20.0 million for the three months ended June 30, 2004. The increase in net service revenue resulted in part from a 18.6% increase in total admissions to 4,516 in the three months ended June 30, 2005 from 3,809 in the three months ended June 30, 2004. Improvements in case mix and payor mix and an increase in therapy utilization within our home health episodes also contributed to the increase. Approximately $300,000 of this increase was attributable to net service revenue generated from acquisition or internal development activity during 2005. An additional $1.5 million increase in net service revenue was attributable to acquisition or internal development activity during 2004. The remaining increase of approximately $3.5 million reflects our internal growth.
     Facility-Based Services. Net service revenue for the three months ended June 30, 2005 was $13.1 million, an increase of $3.5 million, or 36.5%, from $9.6 million for the three months ended June 30, 2004. The increase in net service revenue resulted in part from an increase in patient days of 38.2% to 10,519 in the three months ended June 30, 2005 from 7,609 in the three months ended June 30, 2004. The entire $3.5 million of the increase was attributable to net service revenue generated from acquisition and development activity during 2004.
Cost of Service Revenue
     Cost of service revenue for the three months ended June 30, 2005 was $21.0 million, an increase of $6.1 million, or 40.9%, from $14.9 million for the three months ended June 30, 2004. Cost of service revenue represented approximately 54.6% and 50.2% of our net service revenue for the three months ended June 30, 2005 and 2004, respectively.
     Home-Based Services. Cost of service revenue for the three months ended June 30, 2005 was $12.2 million, an increase of $2.4 million, or 24.5%, from $9.8 million for the three months ended June 30, 2004. Approximately $1.9 million of this increase resulted from an increase in salaries and benefits. Approximately $1.1 million of the increase in salaries and benefits expense was due to internal growth. The remaining increase in salaries and benefits expense of approximately $800,000 was primarily attributable to 2004 and 2005 acquisitions. The remaining increase in cost of service revenue was attributable to increases in supplies and services expense and transportation expense of $166,000 and $358,000, respectively.
     Facility-Based Services. Cost of service revenue for the three months ended June 30, 2005 was $8.8 million, an increase of $3.7 million, or 72.5%, from $5.1 million for the three months ended June 30, 2004. Approximately $2.5 million of this increase resulted from an increase in salaries and benefits. Of this increase in salaries and benefits, $1.6 million was incurred as a result of acquisition and internal development activity during 2004. The increase in salaries and benefits expense from internal growth within our facility-based services segment was approximately $900,000. Supplies and services expense contributed approximately $1.3 million of the increase in cost of service revenue. Transportation expense decreased approximately $100,000 compared to the three months ended June 30, 2004.
General and Administrative Expenses
     General and administrative expenses for the three months ended June 30, 2005 was $11.6 million, an increase of $2.4 million, or 26.1%, from $9.2 million for the three months ended June 30, 2004. General and administrative expenses represented approximately 30.2% and 31.1% of our net service revenue for the three months ended June 30, 2005 and 2004, respectively.
     Home-Based Services. General and administrative expenses for the three months ended June 30, 2005 was $8.2 million, an increase of $1.8 million, or 28.1%, from $6.4 million for the three months ended June 30, 2004. Approximately $1.1 million of this increase resulted from internal growth, $500,000 was incurred as a result of acquisition or development activity during 2004, and $200,000 resulted from acquisition or development activity during 2005.
     Facility-Based Services. General and administrative expenses for the three months ended June 30, 2005 were $3.4 million, an increase of $600,000, or 21.4%, from $2.8 million for the same period in 2004. Approximately $1.1 million was attributable to acquisition and internal development activity during 2004. The remaining decrease of $500,000 is attributable to internal growth.
Equity-Based Compensation Expense
     Equity-based compensation expense for the three months ended June 30, 2005 was $3.4 million, an increase of $3.2 million from $229,000 in the same period in 2004. Equity-based compensation expense was higher in the second quarter of 2005 primarily as a result of the conversion of the Key Equity Employee Participation Units, or KEEP Units, to common stock in connection with the initial public offering. Of the $3.4 million in expense incurred in the three months ended June 30, 2005, $546,000 was attributable to cost of service revenue with the remaining $2.8 million attributable to general and administrative expenses.
Income Tax Expense
     The effective tax rates for the three months ended June 30, 2005 and 2004 were 1.8% and 37.1%, respectively. The effective tax rate for the three months ended June 30, 2005 decreased due to the Company recording an income tax benefit of $342,000 related to a $900,000 equity-based compensation charge stemming from shares issued by one of the Company’s principal shareholders to an officer of the Company in 2001. At the time, the Company did not believe it would be able to deduct the equity-based compensation charge for income tax purposes. In conjunction with the initial public offering, the Company determined that it will be able to deduct the $900,000 equity-based compensation charge and as a result has recognized an income tax benefit associated with that charge of $342,000.
Minority Interest and Cooperative Endeavor Allocations
     The minority interest and cooperative endeavor allocations expense for the three months ended June 30, 2005 was $1.2 million, compared to $1.1 million for the same period in 2004. The increase of $100,000 or 9.1% was primarily attributable to internal growth of our facilities and agencies that have minority interests.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Net Service Revenue
     Net service revenue for the six months ended June 30, 2005 was $76.0 million, an increase of $20.4 million, or 36.7%, from $55.6 million in 2004. For the six months ended June 30, 2005 and 2004, 85.3% and 86.3%, respectively, of our net service revenue was derived from Medicare.
     Home-Based Services. Net service revenue for the six months ended June 30, 2005 was $50.7 million, an increase of $12.6 million, or 33.1%, from $38.1 million for the six months ended June 30, 2004. The increase in net service revenue resulted in part from a 20.0% increase in total admissions from 7,378 in the six months ended June 30, 2004 to 8,848 in the six months ended June 30, 2005. Improvements in case mix and payor mix and an increase in therapy utilization within our home health episodes also contributed to the increase. Approximately $2.6 million of this increase was attributable to net service revenue generated from acquisition or internal development activity during 2004. Approximately $500,000 of the increase in net service revenue was attributable to acquisition or internal development activity during 2005. The remaining increase of approximately $9.5 million reflects our internal growth.
     Facility-Based Services. Net service revenue for the six months ended June 30, 2005 was $25.3 million, an increase of $7.8 million, or 44.6%, from $17.5 million for the six months ended June 30, 2004. The increase in net service revenue resulted in part from an increase in patient days of 41.4% from 14,775 in the six months ended June 30, 2004 to 20,895 in the six months ended June 30, 2005. Also contributing to our growth was a 53.1% increase in the aggregate number of licensed beds at our long-term acute care hospitals and inpatient rehabilitation facilities from 113 beds at June 30, 2004 to 173 beds at June 30, 2005. Approximately $6.1 million of this increase was attributable to net service revenue generated from acquisition activity during 2004. The remaining increase of approximately $1.7 million reflects our internal growth.
Cost of Service Revenue
     Cost of service revenue for the six months ended June 30, 2005 was $40.6 million, an increase of $11.8 million, or 41.0%, from $28.8 million for the six months ended June 30, 2004. Cost of service revenue represented approximately 53.5% and 51.8% of our net service revenue for the six months ended June 30, 2005 and 2004, respectively.
     Home-Based Services. Cost of service revenue for the six months ended June 30, 2005 was $24.1 million, an increase of $5.0 million, or 26.2%, from $19.1 million for the six months ended June 30, 2004. Approximately $4.1 million of this increase resulted from an increase in salaries and benefits, of which $1.2 million was incurred as a result of acquisition or development activity during 2004. The increase in salaries and benefits expense due to internal growth accounted for approximately $2.7 million of the increase in this category. The remaining increase in salaries and benefits expense was attributable to 2005 acquisitions of approximately $200,000. Supplies and services expense and transportation expense contributed approximately $600,000 and $300,000, respectively, to the increase in cost of service revenue. Cost of service revenue for the six months ended June 30, 2005 represented 47.5% of our net service revenue compared to 50.2% during the six months ended June 30, 2004.
     Facility-Based Services. Cost of service revenue for the six months ended June 30, 2005 was $16.6 million, an increase of $6.9 million, or 71.1%, from $9.7 million for the six months ended June 30, 2004. Approximately $4.8 million of this increase resulted from an increase in salaries and benefits. Of this increase in salaries and benefits, $2.9 million was incurred as a result of acquisition and internal development activity during 2004. The remaining $1.9 million increase in salaries and benefits resulted from internal growth within our facility-based services segment. Supplies and services expense contributed approximately $2.3 million of the increase in cost of service revenue. Transportation expense decreased approximately $200,000 over this same period. Cost of service revenue for the six months ended June 30, 2005 represented 65.4% of our net service revenue compared to 55.2% during the six months ended June 30, 2004.
General and Administrative Expenses
     General and administrative expenses for the six months ended June 30, 2005 were $22.4 million, an increase of $5.6 million, or 33.3%, from $16.8 million for the six months ended June 30, 2004.

     Home-Based Services. General and administrative expenses for the six months ended June 30, 2005 were $15.5 million, an increase of $3.9 million, or 33.6%, from $11.6 million for the six months ended June 30, 2004. Approximately $1.0 million of this increase was attributable to acquisition or internal development activity during 2004. Internal growth accounted for approximately $2.6 million and the remaining $300,000 of the increase in general and administrative expense was due to acquisition and internal development activity during the 2005 period.
     Facility-Based Services. General and administrative expenses for the six months ended June 30, 2005 were $6.9 million, an increase of $1.7 million, or 32.7%, from $5.2 million for the six months ended June 30, 2004. The majority, or $2.0 million, of the increase was attributable equally to the increased acquisition and internal development activity during 2004. Internal growth decreased approximately $300,000 over this same period.
Equity-Based Compensation Expense
     Equity-based compensation expense for the six months ended June 30, 2005 was $3.9 million, an increase of approximately $2.9 from $1.0 million for the six months ended June 30, 2004. This increase was primarily related to the conversion of the KEEP Units to common stock in connection with the initial public offering. Of the $3.9 million expense we incurred in the six months ended June 30, 2005, approximately $565,000 was attributable to cost of service revenue with the remaining amount of $3.3 million attributable to general and administrative expenses.
Income Tax Expense
     The effective tax rates for the six months ended June 30, 2005 and 2004 were 33.0% and 40.1%, respectively.
Minority Interest and Cooperative Endeavor Allocations
     The minority interest and cooperative endeavor allocations expense for the six months ended June 30, 2005 was $2.7 million, an increase of approximately $700,000, compared to $2.0 million for the six months ended June 30, 2004. The increase was attributable to internal growth of our facilities and agencies that have minority interests.
Liquidity and Capital Resources
     The Company completed its initial public offering on June 14, 2005. The net offering proceeds received by us, after deducting the estimated total expenses of $7,269,000, were approximately $41,731,000. As of June 30, 2005, $21.9 million of the net offering proceeds have been used to repay the following indebtedness: (1) $21.1 million on the credit facility, bearing interest at prime plus 1.5% and due April 10, 2010, with Residential Funding Corporation; (2) $643,000 of outstanding obligations under our loan agreement, bearing interest at 12.0% and due July 1, 2006, with The Catalyst Fund, Ltd. and Southwest/Catalyst Capital, Ltd.; and (3) approximately $178,000 of outstanding indebtedness assumed by us in connection with acquisitions completed by us in 2004.
     Our principal source of liquidity for our operating activities is the collection of our accounts receivable, most of which are collected from governmental and third party commercial payors. Our reported cash flows from operating activities are impacted by various external and internal factors, including the following:
•	Operating Results — Our net income has a significant impact on our operating cash flows. Any significant increase or decrease in our net income could have a material impact on our operating cash flows.

•	Start Up Costs — Following the completion of an acquisition, we generally incur substantial start up costs in order to implement our business strategy. There is generally a delay between our expenditure of these start up costs and the increase in net service revenue, and subsequent cash collections, which adversely effects our cash flows from operating activities.

•	Timing of Payroll — Our employees are paid bi-weekly on Fridays; therefore, operating cash flows decline in reporting periods that end on a Friday. Conversely, for those reporting periods ending on a day other than

Friday, our cash flows are higher because we have not yet paid our payroll.

•	Medical Insurance Plan Funding — We are self funded for medical insurance purposes. Any significant changes in the amount of insurance claims submitted could have a direct impact on our operating cash flows.

•	Medical Supplies — A significant expense associated with our business is the cost of medical supplies. Any increase in the cost of medical supplies, or in the use of medical supplies by our patients, could have a material impact on our operating cash flows.
     Cash used in investing activities is primarily for acquisitions of home nursing agencies and other healthcare facilities and property and equipment, while cash provided by financing activities is derived from the proceeds from our revolving debt arrangement.
     Operating activities during the six months ended June 30, 2005 used $6.9 million in cash compared to $3.2 million provided in cash for the six months ended June 30, 2004. For the six months ended June 30, 2005, cash used in operating activities was primarily attributable to a decrease in cash provided by accounts receivable of $18.6 million due to the implementation of a new revenue, billing and receivable management application. Net income provided for cash of $4.2 million. Non-cash items such as depreciation and amortization, provision for bad debts, equity-based compensation, directors’ restricted stock expense, minority interest in earnings of subsidiaries, deferred income taxes and gain on sale of assets totaled $8.5 million. Changes in operating assets and liabilities, excluding cash and accounts receivable, offset these non-cash charges.
     Days sales outstanding, or DSO, for the six months ended June 30, 2005 was 95 days compared to 71 days for the same six month period in 2004. The increase in DSO was primarily due to the implementation of a new revenue, billing and receivable management application at our home nursing agencies. We began implementation in December 2004, and we completed installation during the second quarter of 2005. As a result of the installation, we incurred non-routine delays in our accounts receivable collection.
     Investing activities used $975,000 and $2.0 million in cash for the six months ended June 30, 2005 and 2004, respectively. In the six months ended June 30, 2005, cash provided by investing activities was $873,000 from the sale of minority interests in an extended care operation and a pharmacy, offset in part by cash used of $1.5 million for the purchases of property and equipment and $386,000 in the acquisition of the operations of an entity.
     Financing activities provided for $25.3 million and $591,000 in the six months ended June 30, 2005 and June 30, 2004, respectively. Cash provided by financing activities in the six months ended June 30, 2005 included $45.6 million in proceeds from the initial public offering offset by cash used in financing activities in the six months ended June 30, 2005 which included dividends paid of $227,000, net principal payments on debt and capital leases of $15.6 million, offering costs incurred of $1.7 million and minority interest distributions of $2.7 million.
     At June 30, 2005, we had working capital of $55.9 million compared to $22.2 million at December 31, 2004, an increase of $33.7 million. This increase in working capital was due primarily to proceeds from the initial public offering.
Indebtedness
     Our total long-term indebtedness was $2.7 million at June 30, 2005 and $18.3 million at December 31, 2004, respectively, including the current portions of $1.2 million and $1.6 million. In April 2005, we entered into an amended and restated senior secured credit facility with Residential Funding Corporation due April 15, 2010. We, together with certain of our subsidiaries, are borrowers under the credit facility. Our obligations and the obligations of our subsidiary borrowers under our credit facility agreement are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries and affiliates) and the assets of those subsidiaries and affiliates.
     Our credit facility makes available to us up to $22.5 million in revolving loans. The total availability may be increased up to a maximum of $25.0 million, subject to certain terms and conditions. Total availability under our credit facility may be limited from time to time based on the value of our receivables. This facility was paid in full as of June 30, 2005. As of December 31, 2004 $14.3 million was outstanding under our credit facility.
     Interest on outstanding borrowings under our credit facility accrues at a variable base rate (based on Wells Fargo Bank’s prime rate or the federal funds rate), plus a margin of 1.5%.
     Our credit facility contains customary affirmative, negative and financial covenants. For example, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Financial covenants include requirements that we maintain: a debt to EBITDA ratio of no greater than 1.5 to 1.0 and a fixed charge coverage ratio of not less than 1.4 to 1.0.
     Our credit facility also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor (other than due to this offering), and the failure to comply with certain covenants.
Contingent Convertible Minority Interests
     During 2004, in conjunction with the acquisition/sale of joint venture interests, the Company entered into agreements with minority interest holders in three of its majority owned subsidiaries that allowed these minority interest holders to put their minority interests to the Company in the event the Company is sold, merged or otherwise acquired or completes an initial public offering (“IPO”). These put options were deemed to be part of the underlying minority interest shares, thus rendering the shares to be puttable shares. In September and November of 2004, the Company entered into forward exchange contracts with the minority interest holders in two of these subsidiaries, Acadian Home Health Services, LLC (“Acadian”) and Hebert and Thibodeaux Physical Therapy, Inc. (“Hebert”) which required the minority interest holders in these subsidiaries to sell their interests to the Company in the event of an IPO. In conjunction with the Company’s IPO, the forward exchange contracts were consummated and the minority interest holders of Acadian and Hebert sold their minority interests to the Company in exchange for cash and shares of the Company’s common stock. The Company has accrued the cash payment of approximately $2.2 million to be paid under these forward exchange contracts.
     In the third majority owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), the put option allows the minority interest holders to convert their minority interests into shares of the Company based upon St. Landry’s EBITDA for the prior fiscal year in relation to the Company’s EBITDA over the same period. The put option became exercisable by the minority interest holders in St. Landry upon the completion of the IPO. However, due to applicable laws and regulations, the minority interest holders can not convert their minority interests in St. Landry unless certain conditions are met including, but not limited to, the Company having stockholders’ equity in excess of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years. If the St. Landry minority interest holders do not or are unable to convert their minority interests into shares of the Company, the minority interest holders shall have the option to redeem their minority interests at any time following thirty days after the IPO for cash consideration equal to the value of the shares the minority interest holders would have received if they had converted their minority interests into shares of the Company multiplied by the average closing price of the Company’s shares for the thirty days preceding the date of the minority interest holders’ exercise of the redemption option.
     The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and EITF Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allowed the minority interest holders in St. Landry’s to have their interests redeemed for cash upon the completion of the IPO and therefore the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at June 30, 2005.

Commitments
     The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2004:

		Less			More
		Than	1-3	3-5	Than
Contractual Cash Obligation	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long-term debt (includes line of credit)	$16,434	$1,019	$15,050	$365	$—
Capital lease obligations	2,061	690	937	334	100
Operating leases	10,528	3,581	4,037	1,492	1,418

Total contractual cash obligations	$29,023	$5,290	$20,024	$2,191	$1,518

Off-Balance Sheet Arrangements
     We do not currently have any off-balance sheet arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with generally accepted accounting principles, or GAAP. Accordingly, we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.
Principles of Consolidation
     Our consolidated financial statements include all subsidiaries and entities controlled by us. We define “control” as ownership of a majority of the voting interest of an entity. Our consolidated financial statements also include entities in which we absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
     The decision to consolidate or not consolidate an entity would not impact our earnings, as we would include our portion of these entities’ profits and losses either through consolidation or the equity method of accounting if we did not consolidate.
     All significant intercompany accounts and transactions have been eliminated in consolidation. Business combinations accounted for as purchases have been included in the consolidated financial statements from the respective dates of acquisition.

     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship we had with the operating entity:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Wholly owned subsidiaries	28.2%	46.7%	28.9%	48.7%
Equity joint ventures	55.2	32.3	54.2	30.7
Cooperative endeavors	2.5	8.6	2.7	8.6
License leasing arrangements	10.8	11.6	11.0	11.4
Management services	3.3	0.8	3.2	0.6

	100.0%	100.0%	100.0%	100.0%

     The decrease in the percentage of net service revenue earned by our wholly owned subsidiaries from 46.7% in the three months ended June 30, 2004 to 28.2% in the three months ended June 30, 2005 and 48.7% in the six months ended June 30, 2004 to 28.9% in the six months ended June 30, 2005 was due to our sale of 23.5% of the membership interests in one of our long-term acute care hospitals in January 2005. This sale resulted in a change in classification of these revenues from revenues derived from wholly owned subsidiaries to revenues derived from equity joint ventures.
     The following discussion sets forth our consolidation policy with respect to our equity joint ventures, cooperative endeavors, license leasing arrangements and management services agreements.
Equity Joint Ventures
     Our equity joint ventures are structured as limited liability companies in which we typically own a majority equity interest ranging from 51.0% to 95.0%. Each member of all but one of our equity joint ventures participates in profits and losses in proportion to their equity interests. We have one equity joint venture partner whose participation in losses is limited. We consolidate these entities, as we absorb a majority of the entities’ expected losses, receive a majority of the entities’ expected residual returns and generally have voting control.
Cooperative Endeavors
     We have arrangements with certain partners that involve the sharing of profits and losses. Unlike our equity joint ventures, we own 100.0% of the equity interests in our cooperative endeavors. In these cooperative endeavors, we possess interests in the net profits and losses ranging from 67.0% to 80.0%. We have one cooperative endeavor partner whose participation in losses is limited. We consolidate these entities, as we own 100.0% of the outstanding equity interests, absorb a majority of the entities’ expected losses and receive a majority of the entities’ expected residual returns.
License Leasing Arrangements
     We lease, through our wholly-owned subsidiaries, home health licenses necessary to operate certain of our home nursing agencies. As with our wholly owned subsidiaries, we own 100.0% of the equity interests of these entities and consolidate them based on such ownership, as well as our right to receive a majority of the entities’ expected residual returns and our obligation to absorb a majority of the entities’ expected losses.
Management Services
     We have various management services agreements under which we manage certain operations of agencies and facilities. We do not consolidate these agencies or facilities, as we do not have an equity interest and do not have a right to receive a majority of the agencies’ or facilities’ expected residual returns or an obligation to absorb a majority of the agencies’ or facilities’ expected losses.
Revenue Recognition
     We report net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients, and others for services rendered. Under Medicare, our home nursing patients are classified into a home health resource group prior to the receipt of services. Based on this home health resource group we are entitled to receive a prospective Medicare payment for delivering care over a 60 day period. Medicare adjusts these prospective payments based on a variety of factors, such as low utilization, patient transfers, changes in condition and the level of services provided. In calculating our reported net service revenue from our home nursing services, we adjust the prospective Medicare payments by an estimate of the adjustments. We calculate the adjustments based on a rolling average of these types of adjustments for claims paid during the preceding three months. Historically we have not made any material revisions to reflect differences between our estimate of the Medicare adjustments and the actual Medicare adjustments. For our home nursing services, we recognize revenue based on the number of days elapsed during the episode of care.
     Under Medicare, patients in our long-term acute care facilities are classified into long-term care diagnosis-related groups. Based on this classification, we are then entitled to receive a fixed payment from Medicare. This fixed payment is also subject to adjustment by Medicare due to factors such as short stays. In calculating our reported net service revenue for services provided in our long-term acute care hospitals, we reduce the prospective payment amounts by an estimate of the adjustments. We calculate the adjustment based on a historical average of these types of adjustments for claims paid during the preceding three months. For our long-term acute care hospitals we recognize revenue as services are provided.
     For hospice services we are paid by Medicare under a prospective payment system. We receive one of four predetermined daily or hourly rates based upon the level of care we furnish. We record net service revenue from our hospice services based on the daily or hourly rate. We recognize revenue for hospice as services are provided.
     Under Medicare we are reimbursed for our rehabilitation services based on a fee schedule for services provided adjusted by the geographical area in which the facility is located. We recognize revenue as these services are provided.
     Our Medicaid reimbursement is based on a predetermined fee schedule applied to each service we provide. Therefore, we recognize revenue for Medicaid services as services are provided based on this fee schedule. Our managed care payors reimburse us in a manner similar to either Medicare or Medicaid. Accordingly, we recognize revenue from our managed care payors in the same manner as we recognize revenue from Medicare or Medicaid.
     We record management services revenue as services are provided in accordance with the various management services agreements to which we are a party. The agreements generally call for us to provide billing, management, and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency or inpatient rehabilitation facility. We are responsible for the costs associated with the locations and personnel required for the provision of the services. We are generally compensated based on a percentage of net billings or an established base fee. In addition, for certain of the management agreements, we may earn incentive compensation.
Accounts Receivable and Allowances for Uncollectible Accounts
     We report accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payors and patients who receive final bills once all documentation is completed. Using detailed accounts receivable aging reports produced by our billing system, our collections department monitors and pursues payment. We have adopted a charity care policy that provides the criteria a patient must meet in order to be considered indigent and his or her balance considered for write-off. All other accounts that are deemed uncollectible are turned over to an outside collection agency for further collection efforts. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for concentrations of receivables is limited due to the significance of Medicare as the primary payor. The amount of the provision for bad debts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in government reimbursement and other collection indicators.
     A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for accelerated payment, or RAP, before all services are rendered. The estimated episodic payment is billed at the commencement of the episode. We receive a RAP for 60.0% of the estimated reimbursement at the initial billing for the initial episode of care per patient and the remaining reimbursement is received upon completion of the episode. For any subsequent episodes of care contiguous with the first episode of care for a patient we receive a RAP for 50.0% of the estimated reimbursement at initial billing. The remaining 50.0% reimbursement is received upon completion of the episode. We have earned net service revenue in excess of billings rendered to Medicare. Only a nominal portion of the amounts due to the Medicare program represent cash collected in advance of providing services.
     Our Medicare population is paid at a prospectively set amount that can be determined at the time services are rendered. Our Medicaid reimbursement is based on a predetermined fee schedule applied to each individual service we provide. Our managed care contracts are structured similar to either the Medicare or Medicaid payment methodologies. Because of our payor mix, we are able to calculate our actual amount due at the patient level and adjust the gross charges down to the actual amount at the time of billing. This negates the need for an estimated contractual allowance to be booked at the time we report net service revenue for each reporting period.
     At June 30 2005, our allowance for doubtful accounts, as a percentage of patient accounts receivable, was approximately 5.1%. For the six months ended June 30, 2005, the provision for doubtful accounts increased to 1.5% of net service revenue compared to 1.2% of net service revenue for the six months ended June 30, 2004. Adverse changes in general economic conditions, billing operations, payor mix, or trends in federal or state governmental coverage could affect our collection of accounts receivable, cash flows and results of operations.
     The following table sets forth our aging of accounts receivable as of June 30, 2005:

Payor	0-30	31-60	61-90	91-120	121-150	150+	Total
	(in thousands)
Medicare	$13,369	$3,284	$3,601	$2,741	$2,297	$5,601	$30,893
Medicaid	1,085	294	581	352	349	1,761	4,422
Other	1,538	597	599	673	609	2,535	6,551

Total	$15,992	$4,175	$4,781	$3,766	$3,255	$9,897	$41,866

Intangible Assets
     Goodwill represents substantially all of the intangible assets reflected on our consolidated balance sheet, included elsewhere in this prospectus. Goodwill is the excess purchase price over the estimated fair market value of the net assets we have acquired in business combinations. On June 29, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Prior to the adoption of SFAS No. 142, goodwill had been amortized on a straight-line basis over 25 years through December 31, 2001. We adopted SFAS No. 142 effective January 1, 2002.
     We completed our transitional impairment test under SFAS No. 142 as of January 1, 2002, based on estimated fair value of the business and we determined that no impairment of goodwill existed. We concluded no impairment indicators were present at June 30, 2005 or December 31, 2004.
     We have concluded that licenses to operate home-based and/or facility-based services have indefinite lives, as we have determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of the licenses and we intend to renew and operate the licenses indefinitely. Accordingly, we have elected to recognize the fair value of these indefinite-lived licenses and goodwill as a single asset for financial reporting purposes, as permitted by SFAS No. 141, Business Combinations.
     We estimate the fair value of our identified reporting units and compare those estimates against the related carrying value. For each of the reporting units, the estimated fair value is determined based on a multiple of EBITDA or on the estimated fair value of assets in situations when it is readily determinable.
     Components of our home-based services segment are generally represented by individual subsidiaries or joint ventures with individual licenses to conduct specific operations within geographic markets as limited by the terms of each license. Components of our facility-based services are represented by individual operating entities. Effective January 1, 2004 we began aggregating the components of these two segments into two reporting units for purposes of evaluating impairment. Prior to January 1, 2004 we evaluated each operating entity separately for impairment.

Modifications to our management of the segments and reporting provided us with a basis to change the reporting unit structure.
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     SFAS No. 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on January 1, 2006.
     We plan to adopt SFAS No. 123(R) using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.
     The impact of the adoption of SFAS No. 123(R) on compensation expense recognized under the 2005 Long-Term Incentive Plan cannot be predicted at this time because it will depend on levels of share-based payments granted under this plan in the future.
RISK FACTORS
          You should carefully consider the risks described below before investing in LHC Group. The risks and uncertainties described below are not the only ones facing LHC Group. Other risks and uncertainties that we have not predicted or assessed may also adversely affect us.
          If any of the following risks occurs, our earnings, financial condition or business could be materially harmed, and the trading price of our common stock could decline, resulting in the loss of all or part of your investment.
More than 80% of our net service revenue is derived from Medicare. If there are changes in Medicare rates or methods governing Medicare payments for our services, or if we are unable to control our costs, our net service revenue and net income could decline materially.
          For the years ended December 31, 2002, 2003 and 2004 and for the six months ended June 30, 2005, we received 82.8%, 83.1%, 84.6% and 85.2%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. Reductions in Medicare reimbursement could be caused by many factors, including:
•	administrative or legislative changes to the base rates under the applicable prospective payment systems;

•	the reduction or elimination of annual rate increases;

•	the imposition or increase by Medicare of mechanisms, such as co-payments, shifting more responsibility for a portion of payment to beneficiaries;

•	adjustments to the relative components of the wage index used in determining reimbursement rates;

•	changes to case mix or therapy thresholds;

•	the reclassification of home health resource groups or long-term care diagnosis-related groups; or

•	further limitations on referrals to long-term acute care hospitals from host hospitals.
          We generally receive fixed payments from Medicare for our services based on the level of care provided to our patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing these services. Medicare currently provides for an annual adjustment of the various payment rates, such as the base episode rate for our home nursing services, based upon the increase or decrease of the medical care expenditure category of the Consumer Price Index, which may be less than actual inflation. This adjustment could be eliminated or reduced in any given year. Our base episode rate for home nursing services is also subject to an annual market basket adjustment. MedPAC has recommended that a recent 2.0% increase in the market basket adjustment be eliminated. Further, Medicare routinely reclassifies home health resource groups and long-term care diagnosis-related groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our net income could be adversely impacted.
We are subject to extensive government regulation. Any changes in the laws governing our business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our operations and could negatively impact our operating results.
          As a provider of healthcare services, we are subject to extensive regulation on the federal, state and local levels, including with regard to:
•	agency, facility and professional licensure, certificates of need and permits of approval;

•	conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral;

•	maintenance and protection of records, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA;

•	environmental protection, health and safety;

•	certification of additional agencies or facilities by the Medicare program; and

•	payment for services.
          The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer, and our interactions with patients and other providers. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could increase our costs of doing business and cause our net income to decline. If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal and state reimbursement programs.
          We are subject to various routine and non-routine governmental reviews, audits, and investigations. In recent years federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the healthcare industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among healthcare providers. A violation or change in the interpretation of the laws governing our operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, the termination of our rights to participate in federal and state-sponsored programs, or the suspension or revocation of our licenses to operate. If we become subject to material fines or if other sanctions or other corrective actions are imposed upon us, we may suffer a substantial reduction in net income.

If any of our agencies or facilities fail to comply with the conditions of participation in the Medicare program, that agency or facility could be terminated from Medicare, which would adversely affect our net service revenue and net income.
          Our agencies and facilities must comply with the extensive conditions of participation in the Medicare program. These conditions of participation vary depending on the type of agency or facility, but in general require our agencies and facilities to meet specified standards relating to personnel, patient rights, patient care, patient records, administrative reporting and legal compliance. If an agency or facility fails to meet any of the Medicare conditions of participation, that agency or facility may receive a notice of deficiency from the applicable state surveyor. If that agency or facility then fails to institute and comply with a plan of correction to correct the deficiency within the time period provided by the state surveyor, that agency or facility could be terminated from the Medicare program. We respond in the ordinary course to deficiency notices issued by state surveyors, and none of our facilities or agencies have ever been terminated from the Medicare program for failure to comply with the conditions of participation. Any termination of one or more of our agencies or facilities from the Medicare program for failure to satisfy the Medicare conditions of participation would affect adversely our net service revenue and net income.
          In addition, if our long-term acute care hospitals fail to meet or maintain the standards for Medicare certification as long-term acute care hospitals, such as for average minimum length of patient stay, they will receive reimbursement under the prospective payment system applicable to general acute care hospitals rather than the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in our long-term acute care hospitals receiving less Medicare reimbursement than they currently receive for their patient services. Moreover, all of our long-term acute care hospitals are subject to additional Medicare criteria because they operate as separate hospitals located in space leased from, and located in, a general acute care hospital, known as a host hospital. This is known as a “hospital within a hospital” model. These additional criteria include requirements concerning financial and operational separateness from the host hospital. If several of our long-term acute care hospitals were subject to payment as general acute care hospitals or fail to comply with the separateness requirements, our net service revenue and net income would decline.
CMS has adopted new regulations that could materially and adversely impact the revenue and net income of our long-term acute care hospitals.
          In August 2004, CMS adopted new regulations that implement significant changes affecting our long-term acute care hospitals. Among other things, these new regulations, effective for hospital cost reporting periods beginning on or after October 2004, mandate that long-term acute care hospitals operating in the hospital within a hospital model receive lower rates of reimbursement for Medicare admissions from their host hospitals that are in excess of specified percentages. For new long-term acute care hospitals opened after October 1, 2004 located within hospitals, the Medicare admissions limitation will be 25.0% for hospitals located in a MSA, and 50.0% for hospitals located in a non-MSA. This means a new long-term acute care hospital located within a hospital will receive lower rates of reimbursement for patients admitted from their host hospitals in excess of 25.0%, or 50.0% if located in a non-MSA.
          For existing long-term acute care hospitals within hospitals and those under development that meet specified criteria, the Medicare admissions limitations are being phased in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004 and also provide for different percentages of allowable admissions based on whether the facilities are located in MSAs or non-MSAs. Further, for cost reporting periods beginning prior to October 1, 2007, the Medicare admissions limitation for each existing long-term acute care hospital is the lesser of the percentage of Medicare discharges admitted from its host hospital during its 2004 cost reporting period or the amount set forth in the table below.

	Allowable Admissions
	From Host Hospital
	Before Payment
	Reduction
Cost Report Period Beginning	MSAs	Non-MSAs
Until September 30, 2005	100.0%	100.0%
October 1, 2005 — September 30, 2006	75.0%	75.0%
October 1, 2006 — September 30, 2007	50.0%	50.0%
October 1, 2007 — and thereafter	25.0%	50.0%
          Of our six long-term acute care hospital locations, five are physically located in a non-MSA. Of these five locations, two are satellite locations of a parent hospital that is located in a MSA. Based on our discussions with CMS, we believe this satellite location will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations. For the six months ended June 30, 2005, on an individual basis, none of our long-term acute care hospital locations admitted less than 50.0% of its patients from its host hospital, five of our long-term acute care hospital locations admitted between 50.0% and 75.0% of their patients from their host hospitals and one of our long-term acute care hospital locations admitted more than 75.0% of its patients from its host hospital. The sixth long-term acute care hospital location opened at the end of the June 2005. For the six months ended June 30, 2005, one of our long-term acute care hospital locations admitted a higher percentage of their patients from their host hospitals than the percentage of Medicare discharges admitted from their host hospitals in the 2004 cost reporting year.
          Our ability to quantify the potential reduction in our reimbursement rates resulting from the implementation of these new regulations is contingent upon a variety of factors, such as our ability to reduce the percentage of admissions that are derived from our host hospitals and, if necessary, our ability to relocate our existing long-term acute care hospitals to freestanding locations. We may not be able to successfully restructure or relocate these operations without incurring significant expense or in a manner that avoids reimbursement reductions. If these new regulations result in lower reimbursement rates, our net service revenue and net income could decline. As a result of these new rules, we do not intend to expand the number of hospital within a hospital long-term acute care hospitals that we operate.
          We are reimbursed by Medicare for services we provide in our long-term acute care hospitals based on the long-term care diagnosis-related group assigned to each patient. CMS establishes these long-term care diagnosis-related groups by grouping diseases by diagnosis, which group reflects the amount of resources needed to treat a given disease. These new rules reclassify certain long-term care diagnosis-related groups, which could result in a decrease in reimbursement rates. Further, the new rules kept in place the financial penalties associated with the failure to limit the total number of Medicare patients discharged to a host hospital and subsequently readmitted to a long-term acute care hospital located within the host hospital to no greater than 5.0%. If we fail to comply with these readmission rates or if our reimbursement rates decline due to the reclassification of certain long-term care diagnosis-related groups, our net service revenue and net income could decline.
Legislative initiatives could negatively impact our operations and financial results.
          In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would result in major changes in the healthcare system, either at the national or state level. Many of these proposals have been introduced in an effort to reduce costs. For example, the MMA allocated significant additional funds to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries. If these increased funding levels achieve their intended result, the rate of growth in the Medicare fee-for-service market could decline. For the years ended December 31, 2002, 2003 and 2004 and the six months ended June 30, 2005, we received 82.8%, 83.1%, 84.6% and 85.2%, respectively, of our net service revenue from the Medicare fee-for-service market. Among other proposals that have been introduced are insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance or plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any of the above proposals, or any other future proposals, will be adopted. If adopted, we could be forced to expend considerable resources to comply with and implement such reforms.

More than 80% of our net service revenue is currently generated in Louisiana, making us particularly sensitive to economic and other conditions in that state.
          Our Louisiana agencies and facilities accounted for approximately 92.3%, 89.0%, 82.8% and 80.8% of our net service revenue during the years ended December 31, 2002, 2003 and 2004 and the six months ended June 30, 2005, respectively. Any material change in the current economic or competitive conditions in Louisiana, which could result from events such as the implementation of certificate of need regulations or changes in state tax laws, could have a disproportionate effect on our overall business results.
If we are unable to maintain relationships with existing referral sources or establish new referral sources, our growth and net income could be adversely affected.
          Our success depends significantly on referrals from physicians, hospitals, and other healthcare providers in the communities in which we deliver our services. Our referral sources are not obligated to refer business to us and may refer business to other healthcare providers. We believe many of our referral sources refer business to us as a result of the quality of patient service provided by our local employees in the communities in which our agencies and facilities are located. If we are unable to retain these employees, our referral sources may refer business to other healthcare providers. Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could affect adversely our ability to expand our operations and operate profitably.
Delays in reimbursement may cause liquidity problems.
          Our business is characterized by delays in reimbursement from the time we request payment for our services to the time we receive reimbursement or payment. A portion of our estimated reimbursement (60.0% for an initial episode of care and 50.0% for subsequent episodes of care) for each Medicare episode is billed at the commencement of the episode and we typically receive payment within approximately 12 days. The remaining reimbursement is billed upon completion of the episode and is typically paid within 14-17 days from billing date. If we have information system problems or issues arise with Medicare or other payors, we may encounter further delays in our payment cycle. For example, in the past we have experienced delays resulting from problems arising out of the implementation by Medicare of new or modified reimbursement methodologies or as a result of natural disasters, such as hurricanes. We have also experienced delays in reimbursement resulting from our implementation of new information systems related to our accounts receivable and billing functions. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our consolidated results of operations and liquidity. Our working capital management procedures may not successfully negate this risk. Significant delays in payment or reimbursement could have an adverse impact on our liquidity and financial condition.
Future cost containment initiatives undertaken by private third party payors may limit our future net service revenue and net income.
          Initiatives undertaken by major insurers and managed care companies to contain healthcare costs may affect our net income. These payors attempt to control healthcare costs by contracting with hospitals and other healthcare providers to obtain services on a discounted basis. We believe that this trend may continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates.
If the structures or operations of our joint ventures are found to violate the law, our financial condition and consolidated results of operations could be materially adversely impacted.
          As of June 30, 2005, we have entered into 30 joint ventures for the ownership and operation of 36 home nursing agency locations, one hospice, five long-term acute care hospital locations and two outpatient rehabilitation clinics. Of these 30 joint ventures, 19 are with hospitals, four are with physicians and seven are with other parties. Our joint venture relationships are structured as either equity joint ventures, cooperative endeavors or license leasing arrangements. Our joint ventures with hospitals and physicians are governed by the federal anti-kickback statute and similar state laws. These anti-kickback statutes prohibit the payment or receipt of anything of value in return for referrals of patients or services covered by governmental healthcare programs, such as Medicare. The Office of Inspector General of the Department of Health and Human Services has published numerous safe harbors that exempt qualifying arrangements from enforcement under the federal anti-kickback statute. We have sought to satisfy as many safe harbor requirements as possible in structuring these joint ventures. For example, each of our equity joint ventures with hospitals and physicians is structured in accordance with the following principles:
•	The investment interest offered is not based upon actual or expected referrals by the hospital or physician.

•	Our joint venture partners are not required to make or influence referrals to the joint venture.

•	At the time the joint venture is formed, each hospital or physician joint venture partner is required to make an actual capital contribution to the joint venture equal to the fair market value of its investment interest and is at risk to lose its investment.

•	Neither we nor the joint venture entity lends funds to or guarantees a loan to acquire interests in the joint venture for a hospital or physician.

•	Distributions to our joint venture partners are based solely on their equity interests and not affected by referrals from the hospital or physician.
     Although we have sought to satisfy as many safe harbor requirements as possible, our joint ventures may not satisfy all elements of the safe harbor requirements.
     Our four joint ventures with physicians are also governed by the federal Stark Law and similar state laws, which restrict physicians from making referrals for particular healthcare services to entities with which the physicians or their families have a financial relationship. We also believe we have structured our physician joint ventures in a way that meets applicable exceptions under the federal Stark Law and similar state physician referral laws. For example, we believe our one physician joint venture for a home nursing agency complies with the rural provider exception to the Stark Law and that our two physician joint ventures for long-term acute care hospitals comply with the whole hospital exception to the Stark Law.
     If any of our joint ventures were found to be in violation of federal or state anti-kickback or physician referral laws, we could be required to restructure them or refuse to accept referrals from the physicians or hospitals with which we have entered into a joint venture. We also could be required to repay to Medicare amounts we have received pursuant to any prohibited referrals, and we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal and state healthcare programs. If any of our joint ventures were subject to any of these penalties, our business could be damaged. In addition, our growth strategy is, in part, based on the continued development of new joint ventures with rural hospitals for the ownership and operation of home nursing agencies. If the structure of any of these joint ventures were found to violate federal or state anti-kickback statutes or physician referral laws, we may be unable to implement our growth strategy, which could have an adverse impact on our future net income and consolidated results of operations.
If we are required to either repurchase or sell a substantial portion of the equity interests in our joint ventures, our capital resources and financial condition could be materially, adversely impacted.
     Upon the occurrence of fundamental changes to the laws and regulations applicable to our joint ventures, or if a substantial number of our joint venture partners were to exercise the buy/sell provisions contained in many of our joint venture agreements, we may be obligated to purchase or sell the equity interests held by us or our joint venture partners. The purchase price under these buy/sell provisions is typically based on a multiple of the historical or projected earnings before income taxes, depreciation and amortization of the joint venture at the time the buy/sell option is exercised. In the event the buy/sell provisions are exercised and we lack sufficient capital to purchase the interest of our joint venture partners, we may be obligated to sell our equity interest in these joint ventures. If we are forced to sell our equity interest, we will lose the benefit of those particular joint venture operations. If these buy/sell provisions are exercised and we choose to purchase the interest of our joint venture partners, we may be obligated to expend significant capital in order to complete such acquisitions. If either of these events occur, our net service revenue and net income could decline or we may not have sufficient capital necessary to implement our growth strategy.

Shortages in qualified nurses and other healthcare professionals could increase our operating costs significantly or constrain our ability to grow.
     We rely on our ability to attract and retain qualified nurses and other healthcare professionals. The availability of qualified nurses nationwide has declined in recent years, and competition for these and other healthcare professionals has increased. Salary and benefit costs have risen accordingly. Our ability to attract and retain these nurses and other healthcare professionals depends on several factors, including our ability to provide desirable assignments and competitive benefits and salaries. We may not be able to attract and retain qualified nurses or other healthcare professionals in the future. In addition, the cost of attracting and retaining these professionals and providing them with attractive benefit packages may be higher than anticipated, which could cause our net income to decline. Moreover, if we are unable to attract and retain qualified professionals, the quality of services offered to our patients may decline or our ability to grow may be constrained.
The loss of certain senior management could have a material adverse effect on our operations and financial performance.
     Our success depends upon the continued employment of certain members of our senior management, including our co-founder, President, Chief Executive Officer and Chairman, Keith G. Myers, our Senior Vice President, Chief Financial Officer, Treasurer and Director, R. Barr Brown, our Senior Vice President, Chief Operating Officer, Secretary and Director, John L. Indest, and our Senior Vice President and Director of Business Development, Daryl J. Doise. We have entered into an employment agreement with each of these officers in an effort to further secure their employment. In addition, we have key employee life insurance policies, of which we are the beneficiary, in the amount of $2.0 million, $1.0 million and $500,000 on the lives of Messrs. Myers, Brown and Indest, respectively. The loss of service of any of these officers could have a material adverse effect on our operations and financial performance.
If we are subject to substantial malpractice or other similar claims, our net income could be materially, adversely impacted.
     The services we offer have an inherent risk of professional liability and related, substantial damage awards. We and the nurses and other healthcare professionals who provide services on our behalf may be the subject of medical malpractice claims. These nurses and other healthcare professionals could be considered our agents and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance that provides primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. In addition, we maintain multiple layers of umbrella coverage in the aggregate amount of $5.0 million that provide excess coverage for professional malpractice and other liabilities. We are responsible for deductibles and amounts in excess of the limits of our coverage. Claims that could be made in the future in excess of the limits of such insurance, if successful, could materially, adversely affect our ability to conduct business or manage our assets. In addition, our insurance coverage may not continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.
The application of state certificate of need and permit of approval regulations and compliance with federal and state licensing requirements could substantially limit our ability to operate and grow our business.
     Our ability to expand operations in a state will depend on our ability to obtain a state license to operate. States may have a limit on the number of licenses they issue. For example, as of June 30, 2005 we operated 45 home nursing agencies in Louisiana. Louisiana currently has a moratorium on the issuance of new home nursing agency licenses through July 1, 2008. We cannot predict whether this moratorium will be extended beyond this date or whether any other states in which we currently operate, or may wish to operate in the future, may adopt a similar moratorium.
     In addition to the moratorium imposed by the state of Louisiana, nine of the states in which we currently operate, or plan to operate in the future, require healthcare providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction or expansion of healthcare facilities, to make certain capital expenditures or to make changes in services or bed capacity. Of the states in which we currently operate, or intend to operate in the future, Alabama, Arkansas, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee and West Virginia have certificate of need or permit of approval laws. In granting approval, these states consider the need in the service area for additional or expanded healthcare facilities or services. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.
We face competition, including from competitors with greater resources, which may make it difficult for us to compete effectively as a provider of post-acute healthcare services.
     We compete with local and regional home nursing and hospice companies, hospitals, and other businesses that provide post-acute healthcare services, some of which are large established companies that have significantly greater resources than we do. Our primary competition comes from local operators in each of our markets. We expect our competitors to develop joint ventures with providers, referral sources, and payors, which could result in increased competition. The introduction by our competitors of new and enhanced service offerings, in combination with industry consolidation and the development of competitive joint ventures, could cause a decline in net service revenue, loss of market acceptance of our services, or make our services less attractive. Future increases in competition from existing competitors or new entrants may limit our ability to maintain or increase our market share. We may not be able to compete successfully against current or future competitors, and competitive pressures may have a material, adverse impact on our business, financial condition, or consolidated results of operations.
Our limited operating history as an owner and operator of long-term acute care hospitals could adversely affect our ability to operate them profitably.
     We opened our first long-term acute care hospital in 2001 and today operate three long-term acute care hospitals with six locations. Due to our limited history as an operator of long-term acute care hospitals, we may be unable to profitably manage our existing long-term acute care hospitals or compete with other, more experienced providers in the markets in which we serve. If we are unable to profitably operate our long-term acute care hospitals, our net service revenue and net income may decline.
If we are unable to protect the proprietary nature of our software systems and methodologies, our business and financial condition could be harmed.
     We have developed a proprietary software system, which we refer to as our Service Value Point system, that allows us to collect assessment data, establish treatment plans, monitor patient treatment, and evaluate our clinical and financial performance. In addition, we rely on other proprietary methodologies or information to which others may obtain access or independently develop. To protect our proprietary information, we require certain employees, consultants, financial advisors and strategic partners to enter into confidentiality and non-disclosure agreements. These agreements may not ultimately provide meaningful protection for our proprietary information in the event of any unauthorized use, misappropriation or disclosure. If our competitors were able to replicate our Service Value Point system, it could allow them to improve their operations and thereby compete more effectively in the markets in which we provide our services. If we are unable to protect the proprietary nature of our Service Value Point system or our other proprietary information or methodologies, our business and financial performance could be harmed.
Failure of, or problems with, our critical software or information systems could harm our business and operating results.
     In addition to our Service Value Point system, we also depend on other non-proprietary third-party accounting and billing software systems. We have recently converted to a third-party software information system for our long-term acute care hospitals. Additionally, we are in the process of consolidating our various home nursing agency databases into an enterprise-wide system, which was fully implemented at June 30, 2005. As a result of the implementation of this system, we have experienced a one-time delay in processing billings of approximately two to three weeks. Problems with, or the failure of, these systems could negatively impact our clinical performance and our management and reporting capabilities. Any such problems or failure could materially and adversely affect our operations and reputation, result in significant costs to us, cause delays in our ability to bill Medicare or other payors for our services, or impair our ability to provide our services in the future. The costs incurred in correcting any errors or problems with regard to our proprietary and non-proprietary software may be substantial and could adversely affect our net income.

     Our information systems are networked via public network infrastructure and standards based encryption tools that meet regulatory requirements for transmission of protected healthcare information over such networks. However, threats from computer viruses, instability of the public network on which our data transit relies, or other instances that might render those networks unstable or disabled would create operational difficulties for us, including the ability to effectively transmit claims and maintain efficient clinical oversight of our patients as well as the disruption of revenue reporting and billing and collections management, which could adversely affect our business or operations.
Future acquisitions may be unsuccessful and could expose us to unforeseen liabilities.
     Our growth strategy involves the acquisition of home nursing agencies in rural markets. These acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees or patients of acquired agencies, and the assumption of liabilities and exposure to unforeseen liabilities of acquired agencies. We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on our operations.
     We generally structure our acquisitions as asset purchase transactions in which we expressly state that we are not assuming any pre-existing liabilities of the seller and obtain indemnification rights from the previous owners for acts or omissions arising prior to the date of such acquisitions. However, the allocation of liability arising from such acts or omissions between the parties could involve the expenditure of a significant amount of time, manpower and capital. Further, the former owners of the agencies and facilities we acquire may not have the financial resources necessary to satisfy our indemnification claims relating to pre-existing liabilities. If we were unsuccessful in a claim for indemnification from a seller, the liability imposed could materially, adversely affect our operations.
Our acquisition and internal development activity may impose strains on our existing resources.
     We have grown significantly over the past three years. As we continue to expand our markets, our growth could strain our resources, including management, information and accounting systems, regulatory compliance, logistics, and other internal controls. Our resources may not keep pace with our anticipated growth. If we do not manage our expected growth effectively, our future prospects could be affected adversely.
We may face increased competition for attractive acquisition and joint venture candidates.
     We intend to continue growing through the acquisition of additional home nursing agencies and the formation of joint ventures with rural hospitals for the operation of home nursing agencies. We face competition for acquisition and joint venture candidates, which may limit the number of acquisition and joint venture opportunities available to us or lead to the payment of higher prices for our acquisitions and joint ventures. Recently, we have observed an increase in the acquisition prices for select home nursing agencies. We cannot assure you that we will be able to identify suitable acquisition or joint venture opportunities in the future or that any such opportunities, if identified, will be consummated on favorable terms, if at all. Without successful acquisitions or joint ventures, our future growth rate could decline. In addition, we cannot assure you that any future acquisitions or joint ventures, if consummated, will result in further growth.
We may be unable to secure the additional capital necessary to implement our growth strategy.
     As of June 30, 2005, we had cash of $20.3 million. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with a revolving line of credit of approximately $22.5 million available under our senior secured credit facility, which, subject to certain conditions, may be increased to $25.0 million, will be sufficient to fund our growth strategy and to meet our currently anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months. If our future net service revenue or cash flow from operations is less than we currently anticipate, we may not have sufficient funds to implement our growth strategy. Further, we cannot readily predict the timing, size, and success of our acquisition and internal development efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing.

We are a holding company with no operations of our own.
     We are a holding company with no operations of our own. Accordingly, our ability to service our debt and pay dividends, if any, is dependent upon the earnings from the business conducted by our subsidiaries. The distributions of those earnings or advances or other distributions of funds by these subsidiaries to us are contingent upon the subsidiaries’ earnings and are subject to various business considerations. In addition, distributions by subsidiaries could be subject to statutory restrictions, including state laws requiring that the subsidiary be solvent, or contractual restrictions. If our subsidiaries are unable to make sufficient distributions or advances to us, we may not have the cash resources necessary to service our debt or pay dividends.
Our executive officers and directors and their affiliates hold a substantial portion of our stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.
     Our executive officers and directors, and individuals or entities affiliated with them, beneficially own an aggregate of approximately 39.2% of our outstanding common stock. The interests of these stockholders may differ from your interests. If they were to act together, these stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, business combinations, the amendment of our certificate of incorporation and other significant corporate actions.
Certain provisions of our charter, bylaws and Delaware law may delay or prevent a change in control of our company.
     Delaware law and our corporate documents contain provisions that may enable our board of directors to resist a change in control of our company. These provisions include:
•	a staggered board of directors;

•	limitations on persons authorized to call a special meeting of stockholders;

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•	advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire.
If a significant number of shares of our common stock are sold into the market, the market value of our common stock could significantly decline, even if our business is doing well.
     Subject to certain exceptions and extensions, we and all of our directors, executive officers and stockholders have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock for a period of 180 days from June 14, 2005, the date of our initial public offering. If our existing stockholders sell, or the market perceives that they intend to sell, substantial amounts of our common stock in the public market after the 180 day contractual lock-up period and other legal restrictions on resale lapse, the trading price of our common stock could decline.
Our stock price may be volatile and your investment in our common stock could suffer a decline in value.
     The price at which our common stock will trade may be volatile. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of healthcare companies. The market price of our common stock may be influenced by many factors, including:
•	our operating and financial performance;

•	variances in our quarterly financial results compared to research analyst expectations;

•	the depth and liquidity of the market for our common stock;

•	future sales of our common stock or the perception that sales could occur;

•	investor perception of our business, acquisitions and our prospects;

•	developments relating to litigation or governmental investigations;

•	changes or proposed changes in healthcare laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters; or

•	general economic and stock market conditions.
In addition, the stock market, and the Nasdaq National Market, or Nasdaq, in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of healthcare provider companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, securities class-action litigation has often been brought against companies following periods of volatility in the market price of their respective securities. We may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert the attention of our senior management as well as resources from the operation of our business.
Our senior management has broad discretion to spend a large portion of the net proceeds from our recent initial public offering and may do so in ways with which you do not agree.
     The net proceeds to us from our initial public offering were approximately $41.7 million, after deducting underwriting discounts and commissions and estimated offering expenses. We have not determined specific uses for a large portion of these net proceeds. Our board of directors and senior management will have broad discretion over the use and investment of the net proceeds of this offering and they may apply these proceeds to uses that you may not consider desirable. The failure of management to apply these funds effectively could harm our business.
We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
     We do not plan to declare dividends on shares of our common stock in the foreseeable future. Further, our senior secured credit facility imposes limits on our ability to pay dividends. Consequently, your only opportunity to achieve a return on your investment in our common stock will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock will ever exceed the price that you pay.
We incur costs as a result of being a public company.
     As a public company, we incur significant legal, accounting and other expenses associated with our public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and the rules of the Securities and Exchange Commission and Nasdaq. We expect these requirements to result in increased legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect to incur significant costs in connection with the assessment of our internal controls. We also expect these new rules and regulations may make it more expensive for us to obtain director and officer liability insurance. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we identify deficiencies in our internal control over financial reporting, our business and our stock price could be adversely affected.
     Beginning with our annual report for the year ending December 31, 2006, we will be required to report on the effectiveness of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley. Under Section 404, we will be required to assess the effectiveness of our internal control over financial reporting and report our conclusion in our annual report. Our auditor is also required to report its conclusion regarding the effectiveness of our internal control over financial reporting. The existence of one or more material weaknesses would require us and our auditor to conclude that our internal control over financial reporting is not effective. If there are identified deficiencies in our internal control over financial reporting, we could be subject to regulatory scrutiny and a loss of public confidence in our financial reporting, which could have an adverse effect on our business and our stock price.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2005, we had cash of $20.3 million, which consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not be expected to have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio.
     Our exposure to market risk relates to changes in interest rates for borrowings under the new senior secured credit facility we entered into in April 2005. There were no amounts outstanding under our credit facility as of June 30, 2005; however, any future borrowings are expected to bear interest at variable rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     (a) Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report we maintain disclosure controls and procedures that provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     (b) There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are involved in litigation and proceedings in the ordinary course of business. We do not believe that the outcome of any of the matters in which we are currently involved, individually or in the aggregate, will have a material adverse effect upon our business, financial condition, or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The Registration Statement on Form S-1 (File No. 333-120792) for our initial public offering was declared effective on June 9, 2005, and on June 14, 2005 we closed the initial public offering of our common stock. The managing underwriters for the offering were Jefferies & Company, Inc. and Legg Mason Wood Walker, Incorporated. We registered a total of 5,520,000 shares of which we sold 3,500,000 shares and certain of our existing stockholders sold an aggregate of 2,020,000 shares. Of the 2,020,000 shares sold by our existing stockholders, 720,000 were sold in connection with the exercise of the over-allotment option by the managing underwriters. The aggregate price to the public, including the shares sold in the over-allotment option was

$77,280,000. We did not receive any proceeds from the shares sold by our stockholders. Through June 30, 2005, the aggregate amount of expenses incurred by us in connection with our initial public offering was approximately $7,269,000, including $3,430,000 in underwriting discounts and commissions and $3,839,000 in other estimated offering expenses. None of our offering expenses were paid directly or indirectly to any of our officers, directors or 10% shareholders.
     The net offering proceeds received by us, after deducting the estimated total expenses of $7,269,000, were approximately $41,731,000. As of June 30, 2005, approximately $21.9 million of the net offering proceeds have been used to repay the following indebtedness: (1) $21.1 million on our credit facility, bearing interest at prime plus 1.5% and due April 10, 2010, with Residential Funding Corporation; (2) $643,000 of outstanding obligations under our loan agreement, bearing interest at 12.0% and due July 1, 2006, with The Catalyst Fund, Ltd. and Southwest/Catalyst Capital, Ltd.; and (3) approximately $178,000 of outstanding indebtedness assumed by us in connection with acquisitions completed by us in 2004. None of the offering proceeds were paid directly or indirectly to any of our officers, directors, or 10% stockholders. The balance of the net offering proceeds has been invested in short-term, investment grated, interest-bearing securities.
ITEM 6. EXHIBITS.
3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005)

3.2	Bylaws of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 9, 2005)

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005)

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005, respectively)

10.1	LHC Group, Inc. Amended and Restated 2005 Director Compensation Plan (previously filed as an exhibit to the Form S-1/ A on June 6, 2005)

10.2	Second Amended and Restated Loan and Security Agreement among Residential Funding Corporation, LHC Group, Inc. and its subsidiaries listed as Borrowers on the signature pages attached thereto, dated April 13, 2005 (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on May 9, 2005)

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of R. Barr Brown, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Keith G. Myers, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of R. Barr Brown, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.
Date August 15, 2005	/s/ R. Barr Brown
R. Barr Brown
Senior Vice President and Chief Financial Officer