Form 10-Q
period 2005-09-30
LHC Group, Inc
filed 2005-11-14
CIK 1303313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                          to
Commission file number: 0-8082
LHC GROUP, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware
(State or Other Jurisdiction of	71-0918189
Incorporation or Organization)	(I.R.S. Employer Identification No.)
420 West Pinhook Rd, Suite A
Lafayette, LA 70503
(Address of principal executive offices including zip code)
(337) 233-1307
(Registrant’s telephone number, including area code)
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $0.01, outstanding as of November 14, 2005: 16,591,870 shares

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$22,787	$2,911
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $1,519, and $1,168 at September 30, 2005 and December 31, 2004, respectively	35,635	24,862
Other receivables	3,705	2,175
Amounts receivable under cooperative endeavor agreements	1	243
Amounts due from governmental entities	2,829	733

	42,170	28,013
Deferred income taxes	—	396
Income taxes recoverable	2,975	—
Prepaid expenses and other current assets	4,721	1,507

Total current assets	72,653	32,827
Property, building, and equipment, net	9,990	6,176
Goodwill	18,149	6,429
Deferred offering costs	—	1,739
Other assets	865	348

Total assets	$101,657	$47,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$4,713	$3,349
Salaries, wages, and benefits payable	6,790	4,499
Amounts due to governmental entities	3,046	670
Amounts payable under cooperative endeavor agreements	47	108
Income taxes payable	—	261
Deferred income taxes	345	—
Dividends payable	—	88
Current portion of capital lease obligations	439	612
Current portion of long-term debt	2,081	569
Current portion of long-term debt held by related party	—	450

Total current liabilities	17,461	10,606
Deferred equity-based compensation	—	1,388
Revolving debt	—	14,288
Deferred income taxes, less current portion	1,450	989
Capital lease obligations, less current portion	379	1,229
Long-term debt, less current portion	3,218	714
Long-term debt held by related party, less current portion	—	413
Minority interests subject to exchange contracts and/or put options	1,777	383
Other minority interests	1,758	1,158
Stockholders’ equity:
Common stock — $0.01 par value: 40,000,000 shares authorized; 19,506,720 and 15,000,004 shares issued and 16,591,870 and 12,085,154 shares outstanding at September 30, 2005 and December 31, 2004, respectively	166	121
Treasury stock — 2,914,850 shares at cost	(2,242)	(2,242)
Additional paid-in capital	58,589	4,421
Retained earnings	19,101	14,051

Total stockholders’ equity	75,614	16,351

Total liabilities and stockholders’ equity	$101,657	$47,519

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands, except share and per share data)
Net service revenue	$41,266	$32,379	$117,261	$87,958
Cost of service revenue	22,566	16,652	63,189	45,415

Gross margin	18,700	15,727	54,072	42,543
General and administrative expenses	12,999	9,612	35,442	26,433
Equity-based compensation expense(1)	—	211	3,856	1,257

Operating income	5,701	5,904	14,774	14,853
Interest expense	200	350	900	1,048
Non-operating loss (income), including gain or loss on sales of assets	104	(15)	(406)	109

Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	5,397	5,569	14,280	13,696
Income tax expense	1,733	1,707	3,786	4,173
Minority interest and cooperative endeavor allocations	906	1,081	3,562	3,066

Income from continuing operations	2,758	2,781	6,932	6,457
Loss from discontinued operations (net of income taxes of $3 and $11 in the three and nine months ended September 30, 2004, respectively)	—	(5)	—	(18)
Gain on sale of discontinued operations (net of income taxes of $(5) and $199 for the three and nine months ended September 30, 2004)	—	5	—	308

Net income	2,758	2,781	6,932	6,747
Change in the redemption value of redeemable minority interests	404	—	1,743	—

Net income available to common stockholders	$2,354	$2,781	$5,189	$6,747

Earnings per share — basic:
Income from continuing operations	$0.17	$0.23	$0.50	$0.53
Loss from discontinued operations, net	—	—	—	—
Gain on sale of discontinued operations, net	—	—	—	0.03

Net income	0.17	0.23	0.50	0.56
Change in the redemption value of redeemable minority interests	(0.03)	—	(0.13)	—

Net income available to common shareholders	$0.14	$0.23	$0.37	$0.56

Earnings per share — diluted:
Income from continuing operations	$0.17	$0.23	$0.49	$0.53
Loss from discontinued operations, net	—	—	—	—
Gain on sale of discontinued operations, net	—	—	—	0.02

Net income	0.17	0.23	0.49	0.55
Change in the redemption value of redeemable minority interests	(0.03)	—	(0.12)	—

Net income available to common shareholders	$0.14	$0.23	$0.37	$0.55

Weighted average shares outstanding:
Basic	16,591,870	12,085,150	13,976,659	12,085,150
Diluted	16,594,774	12,155,351	14,049,940	12,201,531

(1)	Equity-based compensation is allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)
	(in thousands)
	2005	2004	2005	2004
Cost of service revenue	$—	$12	$565	$31
General and administrative expenses	—	199	3,291	1,226

Total equity-based compensation expense	$—	$211	$3,856	$1,257

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Issued		Treasury		Additional
					Paid-In	Retained
	Amount	Shares	Amount	Shares	Capital	Earnings	Total
	(unaudited)
	(in thousands, except share and per share data)
Balances at December 31, 2004	$121	15,000,004	$(2,242)	2,914,850	$4,421	$14,051	$16,351
Net income	—	—	—	—	—	6,932	6,932
Dividends to stockholders ($0.009 per share)	—	—	—	—	—	(139)	(139)
Sale of 3,500,000 shares of common stock at the initial public offering price of $14 per share , net of underwriting discount and offering costs of $7,381	35	3,500,000	—	—	41,584	—	41,619
Issuance of common stock to two joint venture partners upon conversion of their equity interests into shares of common stock	5	518,036	—	—	7,247	—	7,252
Issuance of common stock upon conversion of outstanding KEEP Units	5	481,680	—	—	5,239	—	5,244
Issuance of 7,000 shares of vested restricted stock	—	7,000	—	—	98	—	98

Recording minority interest in joint venture at redemption value	—	—	—	—	—	(1,743)	(1,743)

Balances at September 30, 2005	$166	19,506,720	$(2,242)	2,914,850	$58,589	$19,101	$75,614

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004
	(unaudited)
	(in thousands)
Operating activities
Net income	$6,932	$6,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,237	688
Provision for bad debts	2,278	1,186
Equity-based compensation expense	3,856	1,257
Directors’ restricted stock expense	98	—
Minority interest in earnings of subsidiaries	3,562	2,651
Deferred income taxes	1,202	(232)
(Gain) on divestitures and sale of assets	(205)	(365)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(13,871)	(7,656)
Prepaid expenses, other assets	(1,188)	(283)
Accounts payable and accrued expenses	(5,191)	2,212
Net amounts due under cooperative endeavor agreements	181	(457)
Net amounts due governmental entities	1,551	(104)

Net cash provided by operating activities	442	5,644
Investing activities
Purchases of property, building, and equipment	(1,568)	(3,062)
Proceeds from sale of property and equipment	—	180
Proceeds from sale of entities	730	470
Cash paid for acquisitions, primarily goodwill	(2,076)	(1,663)

Net cash used in investing activities	(2,914)	(4,075)
Financing activities
Issuance of common stock, net of underwriting discounts of $3,430	45,570	—
Dividends paid	(227)	(288)
Principal payments on debt	(2,295)	(1,278)
Payments on capital leases	(1,034)	(323)
Proceeds from issuance of debt	24	762
Net (payments) proceeds from lines of credit and revolving debt arrangements	(14,288)	3,340
Offering costs incurred	(1,816)	(631)
Minority interest distributions, net	(3,586)	(2,042)

Net cash provided by (used in) financing activities	22,348	(460)

Change in cash	19,876	1,109
Cash at beginning of period	2,911	1,725

Cash at end of period	$22,787	$2,834

Supplemental disclosures of cash flow information
Interest paid	$900	$1,048

Income taxes paid	$5,821	$4,361

Supplemental disclosure of non-cash transactions:
In the second quarter, the Company issued common stock valued at $7,252 to two joint venture partners upon the acquisition of their minority interest. The Company also accrued a cash payment of $2,153 at June 30, 2005 related to one of the minority interest acquisitions of which $1,076 has been paid through September 30, 2005. Additionally, the Company’s shareholder’s equity from the initial public offering was reduced by offering costs incurred by the Company of $3,951. The Company financed the purchased an airplane for $3.0 million. The Company also financed the purchase of various types of insurance in the amount of $2.2 million.
See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
     LHC Group, Inc. (the “Company”) is a healthcare provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries in rural markets in the southern United States. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals and outpatient rehabilitation clinics. The Company, through its wholly and majority-owned subsidiaries, equity joint ventures, and controlled affiliate, currently operates in Louisiana, Mississippi, Arkansas, Alabama, and Texas.
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
Plan of Merger and Recapitalization
     In January 2005, LHC Group, LLC established a wholly-owned Delaware subsidiary, LHC Group, Inc. Effective February 9, 2005, LHC Group, LLC merged with and into LHC Group, Inc. In connection with the merger, each outstanding membership unit in LHC Group, LLC was converted into shares of the $0.01 par value common stock of LHC Group, Inc. based on an exchange ratio of three-for-two. Each KEEP Unit was also converted during the initial public offering into shares of common stock of LHC Group, Inc. pursuant to the same three-for-two ratio. LHC Group, Inc. has 40,000,000 shares of $0.01 par value common stock authorized and 5,000,000 shares of $0.01 par value preferred stock authorized. All references to common stock, share, and per share amounts have been retroactively restated to reflect the merger and recapitalization as if the merger and recapitalization had taken place as of the beginning of the earliest period presented.
     As used herein, the “Company” includes LHC Group, Inc. and all predecessor entities.
Initial Public Offering
     On June 9, 2005, the Company began its initial public offering of 4,800,000 shares of its common stock at a price of $14.00 per share. The Company offered 3,500,000 shares along with 1,300,000 shares that were sold by certain stockholders of LHC Group. The Company received no proceeds from the sale of the shares by the selling stockholders. The shares began trading on the NASDAQ National Market under the symbol “LHCG” on June 9, 2005. The initial public offering was completed on June 14, 2005. The underwriters exercised an option to purchase an additional 720,000 shares from certain stockholders solely to cover over-allotments. The Company received $45,570,000, net of underwriting discounts of $3,430,000 in proceeds from the offering. The Company incurred approximately $3,951,000 in costs related to the initial public offering through September 30, 2005. These costs, primarily professional services fees, were reflected as “Deferred offering costs” in the December 31, 2004 consolidated balance sheet. At the completion of the initial public offering, these costs reduced the proceeds recorded from the offering.
Unaudited Interim Financial Information
     The consolidated balance sheet as of September 30, 2005 and the related consolidated statements of income and changes in stockholders’ equity and cash flows for the three and nine months ended September 30, 2005 and 2004 and related notes (interim financial information) have been prepared by LHC Group, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the interim financial information presented. These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Consolidated Financial Statements for the year ended December 31, 2004 as filed with the Securities and Exchange Commission in the Form S-1.
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
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Wholly owned subsidiaries	35.4%	36.1%	31.2%	44.0%
Equity joint ventures	49.8	49.7	52.7	37.7
Cooperative endeavors	1.4	1.4	2.2	5.9
License leasing arrangements	10.9	11.3	11.0	11.4
Management services	2.5	1.5	2.9	1.0

	100.0%	100.0%	100.0%	100.0%

     The decrease in the percentage of net service revenue earned by the Company’s wholly owned subsidiaries from 36.1% in the three months ended September 30, 2004 to 35.4% in the three months ended September 30, 2005 and 44.0% in the nine months ended September 30, 2004 to 31.2% in the nine months ended September 30, 2005 was due to the Company’s sale of 23.5% of the membership interests in one of its long-term acute care hospitals in January 2005. This sale resulted in a change in classification of these revenues from revenues derived from wholly owned subsidiaries to revenues derived from equity joint ventures.
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
     Net service revenue was comprised of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Home-based services	65.2%	68.8%	66.2%	68.6%
Facility-based services	34.8	31.2	33.8	31.4

	100.0%	100.0%	100.0%	100.0%

     The following table sets forth the percentage of net service revenue earned by category of payor:

	Three Months		Nine Months
	Ended September30,		Ended September 30,
	2005	2004	2005	2004
Payor:
Medicare	85.1%	82.9%	85.2%	85.1%
Medicaid	5.0	4.8	4.6	4.8
Other	9.9	12.3	10.2	10.1

	100.0%	100.0%	100.0%	100.0%

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
     Hospice Services. The Company’s Medicare hospice reimbursement is based on an annually-updated prospective payment system. Hospice payments are also subject to two caps. One cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services. The second cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. None of the Company’s hospices exceeded either cap during the nine months ended September 30, 2005 or 2004.
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
Other Significant Accounting Policies
   Due to/from Governmental Entities
     Prior to October 1, 2000, the Company recorded Medicare home nursing services revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Final reimbursement was determined based on submission of annual cost reports and audits by the fiscal intermediary. Adjustments were accrued on an estimated basis in the period the related services were rendered and further adjusted as final settlements are determined. These adjustments are accounted for as changes in estimates. There have been no significant changes in estimates during the nine months ended September 30, 2005 and 2004.
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
     Several of the Company’s home health agencies have cooperative endeavor agreements with third parties that allow the third parties to be paid or recover a fee based on the profits or losses of the respective agencies. The Company accrues for the settlement of the third party’s profits or losses during the period the amounts are earned. Under the agreements, the Company has incurred net amounts due to the third parties of $48,000 and $8,000 for the three months ended September 30, 2005 and 2004, respectively and $280,000 and $426,000 for the nine months ended September 30, 2005 and 2004, respectively. The cooperative endeavor agreements have terms expiring through December 31, 2005.
     For agreements where the third party is a healthcare institution, the agreements typically require the Company to lease building and equipment and receive housekeeping and maintenance from the healthcare institutions. Ancillary services related to these arrangements are also typically provided by the healthcare institution.
   Minority Interest Subject to Exchange Contracts and/or Put Options
     During 2004, in conjunction with the acquisition/sale of joint venture interests, the Company entered into agreements with minority interest holders in three of its majority owned subsidiaries that allowed these minority interest holders to put their minority interests to the Company in the event the Company is sold, merged or otherwise acquired or completes an initial public offering (“IPO”). These put options were deemed to be part of the underlying minority interest shares, thus rendering the shares to be puttable shares. In September and November of 2004, the Company entered into forward exchange contracts with the minority interest holders in two of these subsidiaries, Acadian Home Health Care Services, LLC (“Acadian”) and Hebert, Thibodeaux, Alboro and Touchet Therapy Group, Inc. (“Hebert”) which required the minority interest holders in these subsidiaries to sell their interests to the Company in the event of an IPO. In conjunction with the Company’s IPO, the forward exchange contracts were consummated and the minority interest holders of Acadian and Hebert sold their minority interests to the Company in exchange for cash and shares of the Company’s common stock. The Company had accrued the cash payment of approximately $2.2 million to be paid under these forward exchange contracts. Since the IPO, the Company has paid approximately $1.1 million of this amount.
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
     In November 2005, the agreement was amended to allow minority interest holders to redeem their minority interests based on the St. Landry’s rolling twelve month EBITDA in relation to the Company’s EBITDA over the same period. The liability as of September 30, 2005 is calculated under the new method of determining the ultimate cash payout.
     The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and EITF Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allows the minority interest holders in St. Landry’s to have their interests redeemed for cash upon the completion of the IPO and therefore the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at June 30, 2005. At September 30, 2005, the Company recorded an additional mark to market charge of $404,000 to mark the liability to redemption value at the end of the quarter. In September 2005, certain minority interest holders redeemed their interests in St. Landry’s. This resulted in a cash payment of approximately $214,000. In connection with the partial redemption of certain minority interest in September 2005, we decreased our minority interests by approximately $149,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $214,000 to represent the value of the minority interests redeemed.
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
     In conjunction with the initial public offering, the outstanding KEEP Units were converted to common stock. In conjunction with this conversion, the Company incurred a charge to equity based compensation of approximately $3.0 million. For the nine months ended September 30, 2005, the Company recorded approximately $3.9 million in equity based compensation related to the KEEP Units.
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

     Additionally, the directors were issued an initial restricted stock grant of 21,000 shares. 7,000 of these shares vested immediately, and the remaining 14,000 shares vest over a two year period. Both the shares and options were issued from the 1,000,000 shares reserved for issuance under the 2005 Long-Term Incentive Plan. The Company accounted for these issuances of restricted stock and stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Accordingly, the Company did not recognize compensation cost in connection with the issuance of the stock options, as the options granted had an exercise price equal to the market value of LHC Group, Inc. common stock on the date of grant. The Company did recognize compensation cost in connection with the issuance of restricted stock.
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
     Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$2,758	$2,781	$6,932	$6,747
Redeemable minority interests	404	—	1,743	—

Net income available to common stockholders, as reported	2,354	2,781	5,189	6,747
Adjustments:
Stock-based compensation expense included in reported net income	—	—	—	—
Stock-based compensation expense determined under fair value method	—	—	45	—

Pro forma income available to common stockholders	$2,354	$2,781	$5,144	$6,747

Net income per common share:
As reported:
Basic	$0.17	$0.23	$0.50	$0.56
Diluted	$0.17	$0.23	$0.49	$0.55
Pro Forma:
Basic	$0.17	$0.23	$0.49	$0.56
Diluted	$0.17	$0.23	$0.49	$0.55

Net income available to common
stockholders per common share:
As reported:
Basic	$0.14	$0.23	$0.37	$0.56
Diluted	$0.14	$0.23	$0.37	$0.55
Pro Forma:
Basic	$0.14	$0.23	$0.37	$0.56
Diluted	$0.14	$0.23	$0.37	$0.55

September 30,
2005
Black-Scholes option pricing model assumptions:
Risk free interest rate	3.72%
Expected life (years)	5
Volatility	41.62
Expected annual dividend yield	—
   Earnings Per Share
     Basic per share information is computed by dividing the item by the weighted-average number of shares outstanding during the period. Diluted per share information is computed by dividing the item by the weighted-average number of shares outstanding plus dilutive potential shares.
     The following table sets forth shares used in the computation of basic and diluted per share information for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average number of shares outstanding for basic per share calculation	16,591,870	12,085,150	13,976,659	12,085,150
Effect of dilutive potential shares:
KEEP Units	—	70,201	72,001	116,381
Restricted stock	1,086	—	566	—
Options	1,818	—	714	—

Adjusted weighted average shares for diluted per share calculation	16,594,774	12,155,351	14,049,940	12,201,531

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
   2005 Acquisitions
     During the nine months ended September 30, 2005, the Company acquired the existing operations of four entities for $1,591,000 in cash and a promissory note for $250,000 to be paid over five years. The Company also obtained the right to appoint a majority of the members of the Board of Directors of a non profit critical access hospital which was in arrears in payment of a promissory note of approximately $2.1 million to the Company. Goodwill of $2,081,000 was assigned to the home based services segment. Goodwill, consisting of a license, of $100,000 was assigned to the facility based services segment.
     In conjunction with the initial public offering, the Company issued 518,036 shares of common stock to two of its joint ventures. The Company has accrued a cash payment of $2.2 million related to one of the acquisitions as of June 30, 2005 of which approximately $1.1 million has been paid through September 30, 2005. This transaction resulted in the recording of goodwill of $8.5 million, which is deductible for income tax purposes, in the home-based services and $872,000, which is not deductible for income tax purposes, in the facility-based services segment.
     In conjunction with certain minority interest holders redeeming their interests in St. Landry in September 2005, $214,000 of goodwill, which is not deductible for income tax purposes, was recognized in the facility based services segment.
   2005 Divestitures
     The Company sold a minority interest in an extended care operation and in a pharmacy operation during the three months ended March 31, 2005. The Company received $873,000 in cash and recognized a gain on these sales of $526,000. The Company retained majority interests in both operations.
     In the three months ended September 30, 2005, the Company executed a rescission of the sale of the pharmacy operation resulting in a loss on the complete transaction of approximately $8,000. There was no goodwill recognized in the transaction.
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

     The following results of these divestitures have been presented as loss from discontinued operations in the accompanying consolidated statement of income:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	(in thousands)
	2005	2004	2005	2004
Net service revenue	$—	$7	$—	$770
Costs, expenses and minority interest and cooperative endeavor allocations	—	15	—	799

Loss from discontinued operations before income taxes	—	(8)	—	(29)
Income taxes	—	3	—	11

Loss from discontinued operations	$—	$(5)	$—	$(18)

     The changes in recorded goodwill by segment for the nine month period ended September 30, 2005 were as follows:

Nine Months
Ended
September 30,
2005
(in thousands)
Home-based services segment:
Balances at December 31, 2004	$3,104
Goodwill acquired during the period from acquisitions	2,081
Goodwill acquired during the period from purchase of minority interest	8,453

Balance at September 30, 2005	$13,638

Facility-based services segment:
Balance at December 31, 2004	$3,325
Goodwill acquired during the period from acquisitions	100
Goodwill acquired during the period from redemption of minority interest	214
Goodwill acquired during the period from purchase of minority interest	872

Balance at September 30, 2005	$4,511

     The above transactions were considered to be immaterial individually and in the aggregate. Accordingly, no supplemental pro forma information is required.
4. Credit Arrangements
Long-Term Debt
     Long-term debt consisted of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Loan agreement with the Catalyst Entities	$—	$863
Subordinated promissory note with former shareholders	—	319
Notes payable:
Due in two annual installments of $161,000 with interest beginning August 2004 with interest at 5%	—	150
Due in monthly installments of $143,000 through July 2006 at 5.5%	1,247	—
Due in yearly installments of $50,000 through August 2010 at prime	250	—
Due in monthly installments of $20,565 through October 2015 at LIBOR plus 225 basis points	2,960	—
Due in monthly installments of $48,500 through March 2006 at 5.7%	286	—
Due in monthly installments of $500 through July 2006 at 8.25%	—	9
Due in monthly installments of $12,500 through November 2009 at 3.08%	544	625
Due in monthly installments of $2,000 through January 2009 at 5.75%	—	180
Due in monthly installments of $550 through January 2008 at 3.0%	12	—

	5,299	2,146
Less current portion of long-term debt	2,081	1,019

	$3,218	$1,127

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
     In August 2005, the Company entered into a promissory note with Bancorp Equipment Finance, Inc. to purchase an airplane, for a principal amount of $2,975,000 with interest on any outstanding principal balance at the one month LIBOR rate plus 225 basis points. The note is collateralized by the airplane and is payable in 119 monthly installments of $20,565 followed by one balloon installment in the amount of $1,920,565.
     In August 2005, the Company entered into a promissory note with the seller of A-1 Nursing Registry, Inc. (“A-1”) in conjunction with the purchase of the assets of A-1. The principal amount of the note is $250,000 and it bears interest at 6.25%.
     The Company’s subordinated promissory note with former shareholders was repaid in full at March 31, 2005. The interest rate on this note was 15.5%. (See Note 6.)
     Certain of the Company’s loan agreements contain certain restrictive covenants, including limitations on indebtedness and the maintenance of certain financial ratios. At September 30, 2005 and at December 31, 2004, the Company was in compliance with all covenants.
Other Credit Arrangements
     The Company maintains a revolving-debt arrangement. Under the terms of this arrangement, the Company may be advanced funds up to a defined limit of eligible accounts receivable not to exceed the borrowing limit. At September 30, 2005 and December 31, 2004, the borrowing limit was $22,500,000 and $15,000,000, respectively, and the amounts outstanding were $0, and $14,288,000, respectively. Interest accrues on outstanding amounts at a varying rate and is based on the Wells Fargo Bank, N.A. prime rate plus 1.5%.
5. Key Employee Equity Participation Plan
     The Company had reserved up to 6.5% of the value of the Company’s stock for issuance under the KEEP Plan. In conjunction with the initial public offering the 481,680 units became completely vested and were converted to common stock. The Company incurred a charge to equity based compensation of $3.9 million. A summary of the changes in the KEEP Units outstanding is as follows:

	September 30,	December 31,
	2005	2004
Outstanding at beginning of period	481,680	106,500
Granted	—	375,180
Exercised	—	—
Converted	(481,680)	—

Outstanding at end of period	—	481,680

Number of KEEP Units vested at end of period	—	106,607

     The KEEP Units were accounted for at their estimated fair value. Accordingly, no pro forma net income or per share information was required for prior periods.
6. Commitments and Contingencies
Contingent Convertible Minority Interests
     During 2004, in conjunction with the acquisition/sale of joint venture interests, the Company entered into agreements with minority interest holders in three of its majority owned subsidiaries that allowed these minority interest holders to put their minority interests to the Company in the event the Company is sold, merged or otherwise acquired or completes an initial public offering (“IPO”). These put options were deemed to be part of the underlying minority interest shares, thus rendering the shares to be puttable shares. In September and November of 2004, the Company entered into forward exchange contracts with the minority interest holders in two of these subsidiaries, Acadian Home Health Care Services, LLC (“Acadian”) and Hebert, Thibodeaux, Alboro and Touchet Therapy Group, Inc. (“Hebert”) which required the minority interest holders in these subsidiaries to sell their interests to the Company in the event of an IPO. In conjunction with the initial public offering, the forward exchange contracts were consummated and the minority interest holders of Acadian and Hebert sold their minority interests to the Company in exchange for cash and shares of the Company’s common stock. The Company had accrued the cash payment of approximately $2.2 million to be paid under these exchange agreements. Since the IPO, the Company has paid approximately $1.1 million of this amount.
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
     In November 2005, the agreement was amended to allow minority interest holders to redeem their minority interests based on the St. Landry’s rolling twelve month EBITDA in relation to the Company’s EBITDA over the same period. The liability as of September 30, 2005 is calculated under the new method of determining the ultimate cash payout.
     The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and EITF Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allows the minority interest holders in St. Landry’s to have their interests redeemed for cash upon the completion of the IPO and therefore the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at June 30, 2005. At September 30, 2005, the Company recorded an additional mark to market charge of $404,000 to record the liability to redemption value as of the end of the quarter. In September 2005, certain minority interest holders redeemed their interests in St. Landry’s. This resulted in a cash payment of approximately $214,000. In connection with the partial redemption of certain minority interest in September 2005, we decreased our minority interests by approximately $149,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $214,000 to represent the value of the minority interests redeemed.
Contingencies
     The terms of several joint venture operating agreements grant a buy/sell option that would require the Company to either purchase or sell the existing membership interest in the joint venture within 30 days of the receipt of the notice to exercise the provision. Either the Company or its joint venture partner has the right to exercise the buy/sell option. The party receiving the exercise notice has the right to either purchase the interests held by the other party or sell its interests to the other party. The purchase price formula for the interests is set forth in the joint venture agreement and is typically based on a multiple of the earnings before income taxes, depreciation and amortization of the joint venture. Total revenue earned by the Company from joint ventures subject to these arrangements was $20.6 million and $16.1 million for the three months ended September 30, 2005 and 2004, respectively and $61.8 million and $33.2 million for the nine months ended September 30, 2005 and 2004, respectively. The Company has not received notice from any joint venture partners of their intent to exercise the buy/sell option nor has the Company notified any joint venture partners of any intent to exercise the buy/sell option.
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

	Three Months Ended September 30, 2005
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$26,918	$14,348	$41,266
Cost of service revenue	12,726	9,840	22,566
General and administrative expenses	9,160	3,839	12,999
Equity-based compensation expense	—	—	—
Operating income	5,032	669	5,701
Interest expense	119	81	200
Non operating (income) loss, including gain on sale of assets	(11)	115	104
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	4,924	473	5,397
Minority interest and cooperative endeavor allocations	519	387	906
Income from continuing operations before income taxes	4,405	86	4,491
Total assets	54,468	47,189	101,657

	Three Months Ended September 30, 2004
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$22,285	$10,094	$32,379
Cost of service revenue	10,859	5,793	16,652
General and administrative expenses	6,396	3,216	9,612
Equity-based compensation expense	148	63	211
Operating income	4,882	1,022	5,904
Interest expense	245	105	350
Non operating (income) loss, including gain on sale of assets	(37)	22	(15)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	4,674	895	5,569
Minority interest and cooperative endeavor allocations	905	176	1,081
Income from continuing operations before income taxes	3,769	719	4,488
Total assets	32,043	9,050	41,093

	Nine Months Ended September 30, 2005
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$77,568	$39,693	$117,261
Cost of service revenue	36,778	26,411	63,189
General and administrative expenses	24,692	10,750	35,442
Equity-based compensation expense	2,699	1,157	3,856
Operating income	13,399	1,375	14,774
Interest expense	588	312	900
Non operating income, including gain on sale of assets	(9)	(397)	(406)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	12,820	1,460	14,280
Minority interest and cooperative endeavor allocations	2,582	980	3,562
Income from continuing operations before income taxes	10,238	480	10,718
Total assets	54,468	47,189	101,657

	Nine Months Ended September 30, 2004
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$60,368	$27,590	$87,958
Cost of service revenue	29,962	15,453	45,415
General and administrative expenses	17,969	8,464	26,433
Equity-based compensation expense	880	377	1,257
Operating income	11,557	3,296	14,853
Interest expense	741	307	1,048
Non operating loss, including gain on sale of assets	75	34	109
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	10,741	2,955	13,696
Minority interest and cooperative endeavor allocations	2,187	879	3,066
Income from continuing operations before income taxes	8,554	2,076	10,630
Total assets	32,043	9,050	41,093
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:
•	our expectations regarding financial condition or results of operations for periods after September 30, 2005;

•	our future sources of and needs for liquidity and capital resources;

•	our expectations regarding the size and growth of the market for our services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation;

•	the reimbursement levels of third-party payors; and

•	our discussion of our critical accounting policies.
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
     Unless the context otherwise requires, “we,” us,” “our,” and the “Company” refer to LHC Group, Inc. and its consolidated subsidiaries.
Overview
     We provide post-acute healthcare services primarily to Medicare beneficiaries in rural markets in the southern United States. We provide these post-acute healthcare services through our home nursing agencies, hospices, long-term acute care hospitals and outpatient rehabilitation clinics. Since our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana, we have grown to 91 locations in Louisiana, Alabama, Arkansas, Mississippi and Texas as of September 30, 2005.
Segments
     We operate in two segments for financial reporting purposes: home-based services and facility-based services. We derived 65.2% and 68.8% of our net service revenue during the three months ended September 30, 2005 and 2004, respectively, and 66.2% and 68.6% of our net service revenue during the nine months ended September 30, 2005 and 2004, respectively, from our home-based services segment and derived the balance of our net service revenue from our facility-based services segment.
     Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, physical, occupational, and speech therapy, medically-oriented social services, and hospice care. As of September 30, 2005, we owned and operated 70 home nursing locations, of which 61 were Medicare-certified, and four Medicare-certified hospices. Of these 74 home-based services locations, 37 are wholly-owned by us and 37 are majority-owned or controlled by us through joint ventures. We also manage the operations of three home nursing agencies and one hospice in which we have no ownership interest. We intend to increase the number of home nursing agencies that we operate through continued acquisition and development, primarily in underserved rural markets, as we implement our growth strategy. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will increase.
     We provide facility-based services principally through our long-term acute care hospitals and outpatient rehabilitation clinics. As of September 30, 2005, we owned and operated five long-term acute care hospitals with eight locations, all located within host hospitals. We also owned and operated four outpatient rehabilitation clinics and provided contract rehabilitation services to third parties. Of these 12 facility-based services locations, five are wholly-owned by us and seven are majority-owned or controlled by us through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Because of the recent changes in the regulations applicable to long-term acute care hospitals operated as hospitals within hospitals, we do not intend to expand the number of hospital within a hospital long-term acute care hospitals that we operate. However, we will consider the development of freestanding long-term acute care hospitals in those markets where we have an established home nursing agency location. Due to our emphasis on expansion through the acquisition and development of home nursing agencies, we anticipate that the percentage of our net service revenue and operating income derived from our facility-based segment will decline.

Recent Developments
   Medicare
     Home-Based Services. The current base payment rate for Medicare home nursing is $2,264. Since the inception of the prospective payment system in October 2000, the base episode rate payment has varied due to both the impact of annual market basket based increases and Medicare-related legislation. The passage of the Medicare Modernization Act of 2003, or MMA, resulted in two changes in Medicare reimbursement. First, for episodes ended on or after April 1, 2004 through December 31, 2006, the base episode rate increase was reduced by 0.8%. Secondly, a 5.0% payment increase was provided for services furnished in a non-Metropolitan Statistical Area, or MSA, setting for episodes ending on or after April 1, 2004 and before April 1, 2005. Approximately 49.2% of our net service revenue for the nine months ended September 30, 2005 was derived from patients who reside in non-MSAs. The 5% payment increase has expired. We are unable to predict whether Congress will reauthorize this payment in the future.
     Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. The Centers for Medicare & Medicaid Services, or CMS, establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services. The MMA provided that payment updates for the last three quarters of 2004, and each of 2005 and 2006 equals the applicable home health market basket percentage minus 0.8%. On November, 2, 2005, CMS announced a 2.8% increase in Medicare home health payment rates, effective January 1, 2006. This increase represents a 3.6% market basket update minus the 0.8% reduction mandated by MMA. The Medicare Payment Advisory Commission, or MedPAC, recommended to Congress in March of 2005 that the update to payment rates for home health services for calendar year 2006 be eliminated. MedPAC is an independent federal body established by the Balanced Budget Act of 1997 to advise the U.S. Congress on issues affecting the Medicare program. We are unable to predict the timing or magnitude of any changes recommended by MedPAC.
     In August 2005, CMS announced the payment rates for hospice care furnished from October 1, 2005 through September 30, 2006. These rates are 3.7% more than the rates for the previous year. In addition, CMS announced that the hospice cap amount for the year ending October 31, 2005 is $19,778.
     Facility-Based Services. Under the prospective payment system, each patient discharged from our long-term acute care hospitals under the long-term acute care hospital prospective payment system, which was implemented on October 1, 2002, is assigned a long-term care diagnosis-related group. CMS establishes these long-term care diagnosis-related groups by grouping diseases by diagnosis, which group reflects the amount of resources needed to treat a given disease. We are paid a pre-determined fixed amount applicable to the particular long-term care diagnosis-related group to which that patient is assigned. Effective for discharges on or after October 1, 2005, CMS has published the new relative weights applicable to the long-term care diagnosis-related group system. The updated regulations provide for a 3.4% increase in the standard federal rate, a budget neutrality factor of 0 effective July 1, 2005, and a decrease in the cost outlier fixed loss threshold to $10,501. In addition, on May 6, 2005 CMS published a final rule increasing the Medicare payment rates for long-term acute care hospitals by 3.4% for patient discharges taking place on or after July 1, 2005 through June 30, 2006.
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
     Under Medicare, we are reimbursed for rehabilitation services based on a fee schedule for services provided adjusted by the geographical area in which the facility is located. Outpatient therapy services are subject to an annual cap of $1,750 per beneficiary effective January 1, 2006. Historically, Congress has acted to bypass the cap and impose a moratorium on its operation. We are unable to predict whether Congress will do so this year before it adjourns.
   Office of Inspector General
The Office of Inspector General of the Department of Health and Human Services, or OIG, has a responsibility to report both to the Secretary of the Department of Health and Human Services and to Congress any program and management problems related to programs such as Medicare. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. Each year, the OIG outlines areas it intends to study relating to a wide range of providers. In fiscal year 2005, the OIG indicated its intent to study topics relating to, among others, home health, hospice, long-term care hospitals, and certain outpatient rehabilitation services. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.
2005 Operational Data
     The following table sets forth, for the period indicated, data regarding admissions and Medicare admissions to our home-based segment and patient days and outpatient visits for our facility-based segment. Certain historical data has been restated in order to present a more comparative analysis of the statistical data.

	Three Months Ended	Three Months Ended	Three Months Ended	Nine Months Ended
	March 31, 2005	June 31, 2005	September 30, 2005	September 30, 2005
Home-Based Services Data:
Admissions	4,055	4,180	4,716	12,951
Medicare admissions	3,168	3,100	3,495	9,763
Facility-Based Services Data:
Patient days	10,376	10,519	11,437	32,332
Outpatient visits	11,485	11,639	9,768	32,892

	Three Months Ended	Three Months Ended	Three Months Ended	Nine Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	September 30, 2004
Home-Based Services Data:
Admissions	3,568	3,797	4,445	11,810
Medicare admissions	2,645	2,872	3,232	8,749
Facility-Based Services Data:
Patient days	7,166	7,609	8,383	23,158
Outpatient visits	3,981	7,322	5,980	17,283
Results of Operations
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Net Service Revenue
     Net service revenue for the three months ended September 30, 2005 was $41.3 million, an increase of $8.9 million, or 27.5%, from $32.4 million in 2004. For the three months ended September 30, 2005 and 2004, 85.1% and 82.9%, respectively, of our net service revenue was derived from Medicare.
     Home-Based Services. Net service revenue for the three months ended September 30, 2005 was $26.9 million, an increase of $4.6 million, or 20.6%, from $22.3 million for the three months ended September 30, 2004. Total admissions to our home nursing division increased 6.1% to 4,716 in the three months ended September 30, 2005 from 4,445 in the three months ended September 30, 2004. This increase was negatively impacted by approximately 150 patients due to the affects of Hurricanes Katrina and Rita. Approximately $2.2 million of this increase was attributable to net service revenue generated from acquisition or internal development activity during 2005. An additional $1.5 million increase in net service revenue was attributable to acquisition or internal development activity during 2004. Of that $3.7 million increase related to 2005 and 2004 acquisition activity, approximately $1.6 million relates to revenue from acquisitions that did not increase total admissions, such as management services revenue and revenue generated from acquisitions in which the patients were admitted before we acquired the company. The remaining increase of approximately $942,000 reflects our internal growth.
     Facility-Based Services. Net service revenue for the three months ended September 30, 2005 was $14.3 million, an increase of $4.2 million, or 41.6%, from $10.1 million for the three months ended September 30, 2004. The increase in net service revenue resulted in part from an increase in patient days to our long term acute care hospitals of 36.4% to 11,437 in the three months ended September 30, 2005 from 8,383 in the three months ended September 30, 2004. The entire $4.2 million of the increase was attributable to net service revenue generated from acquisition and development activity during 2004.
Cost of Service Revenue
     Cost of service revenue for the three months ended September 30, 2005 was $22.6 million, an increase of $5.9 million, or 35.3%, from $16.7 million for the three months ended September 30, 2004. Cost of service revenue represented approximately 54.7% and 51.4% of our net service revenue for the three months ended June 30, 2005 and 2004, respectively.
     Home-Based Services. Cost of service revenue for the three months ended September 30, 2005 was $12.7 million, an increase of $1.8 million, or 16.5%, from $10.9 million for the three months ended September 30, 2004. Approximately $1.5 million of this increase resulted from an increase in salaries and benefits. Approximately $2.0 million of the increase in salaries and benefits expense was due to 2004 and 2005 acquisitions. The offsetting decrease in salaries and benefits of $500,000 is due to a reduction in internal growth due to cost reductions. The remaining increase in cost of service revenue was attributable to an increase in transportation expense of $300,000.
     Facility-Based Services. Cost of service revenue for the three months ended September 30, 2005 was $9.8 million, an increase of $4.0 million, or 69.0%, from $5.8 million for the three months ended September 30, 2004. Approximately $2.9 million of this increase resulted from an increase in salaries and benefits. Of this increase in salaries and benefits, $1.8 million was incurred as a result of acquisition and internal development activity during 2004. The increase in salaries and benefits expense from internal growth within our facility-based services segment was approximately $1.1 million. Supplies and services expense contributed approximately $1.1 million, accounting for the remainder of the increase in cost of service revenue.
General and Administrative Expenses
     General and administrative expenses for the three months ended September 30, 2005 was $13.0 million, an increase of $3.4 million, or 35.4%, from $9.6 million for the three months ended September 30, 2004. General and administrative expenses represented approximately 31.5% and 29.7% of our net service revenue for the three months ended September 30, 2005 and 2004, respectively.
     Home-Based Services. General and administrative expenses for the three months ended September 30, 2005 was $9.2 million, an increase of $2.8 million, or 43.8%, from $6.4 million for the three months ended September 30, 2004. Approximately $1.4 million of this increase resulted from internal growth, $600,000 was incurred as a result of acquisition or development activity during 2004, and $800,000 resulted from acquisition or development activity during 2005.
     Facility-Based Services. General and administrative expenses for the three months ended September 30, 2005 were $3.8 million, an increase of $600,000, or 18.8%, from $3.2 million for the same period in 2004. Approximately $1.3 million was attributable to acquisition and internal development activity during 2004. The remaining decrease of $700,000 is attributable to decreases in internal growth due to reductions in cost of existing businesses.
Equity-Based Compensation Expense
     There was no equity-based compensation expense for the three months ended September 30, 2005 which was a decrease of $211,000 from the same period in 2004. Equity-based compensation expense was zero in the third quarter of 2005 due to all of the Key Equity Employee Participation Units, or KEEP Units, being converted to common stock in connection with the initial public offering in the second quarter of 2005.
Income Tax Expense
     The effective tax rates for the three months ended September 30, 2005 and 2004 were 38.6% and 38.0%, respectively.
Minority Interest and Cooperative Endeavor Allocations
     The minority interest and cooperative endeavor allocations expense for the three months ended September 30, 2005 was $906,000 million, compared to $1.1 million for the same period in 2004. The decrease of $194,000 or 17.6% was primarily attributable to decreases in internal growth of our facilities and agencies that have minority interests.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Net Service Revenue
     Net service revenue for the nine months ended September 30, 2005 was $117.3 million, an increase of $29.3 million, or 33.3%, from $88.0 million in 2004. For the nine months ended September 30, 2005 and 2004, 85.2% and 85.1%, respectively, of our net service revenue was derived from Medicare.
     Home-Based Services. Net service revenue for the nine months ended September 30, 2005 was $77.6 million, an increase of $17.2 million, or 28.5%, from $60.4 million for the nine months ended September 30, 2004. The increase in net service revenue resulted in part from a 9.7% increase in total admissions to our home nursing division from 11,810 in the nine months ended September 30, 2004 to 12,951 in the nine months ended September 30, 2005. Improvements in case mix and payor mix and an increase in therapy utilization within our home health episodes also contributed to the increase. Approximately $4.2 million of this increase was attributable to net service revenue generated from acquisition or internal development activity during 2004. Approximately $2.6 million of the increase in net service revenue was attributable to acquisition or internal development activity during 2005. The remaining increase of approximately $10.4 million reflects our internal growth.
     Facility-Based Services. Net service revenue for the nine months ended September 30, 2005 was $39.7 million, an increase of $12.1 million, or 43.8%, from $27.6 million for the nine months ended September 30, 2004. The increase in net service revenue resulted in part from an increase in patient days at our long term acute care hospitals of 39.6% from 23,158 in the nine months ended September 30, 2004 to 32,332 in the nine months ended September 30, 2005. Also contributing to our growth was a 24.8% increase in the aggregate number of licensed beds at our long-term acute care hospitals and inpatient rehabilitation facilities from 137 beds at September 30, 2004 to 171 beds at September 30, 2005. Approximately $10.3 million of this increase was attributable to net service revenue generated from acquisition activity during 2004. The remaining increase of approximately $1.8 million reflects our internal growth.
Cost of Service Revenue
     Cost of service revenue for the nine months ended September 30, 2005 was $63.2 million, an increase of $17.8 million, or 39.2%, from $45.4 million for the nine months ended September 30, 2004. Cost of service revenue represented approximately 53.9% and 51.6% of our net service revenue for the nine months ended September 30, 2005 and 2004, respectively.
     Home-Based Services. Cost of service revenue for the nine months ended September 30, 2005 was $36.8 million, an increase of $6.8 million, or 22.7%, from $30.0 million for the nine months ended September 30, 2004. Approximately $5.6 million of this increase resulted from an increase in salaries and benefits, of which $1.8 million was incurred as a result of acquisition or development activity during 2004. The increase in salaries and benefits expense due to internal growth accounted for approximately $2.2 million of the increase in this category. The remaining increase in salaries and benefits expense of approximately $1.6 million was attributable to 2005 acquisitions. Supplies and services expense and transportation expense contributed approximately $280,000 and $910,000, respectively, to the increase in cost of service revenue. Cost of service revenue for the nine months ended September 30, 2005 represented 47.4% of our net service revenue compared to 49.6% during the nine months ended September 30, 2004.
     Facility-Based Services. Cost of service revenue for the nine months ended September 30, 2005 was $26.4 million, an increase of $10.9 million, or 70.3%, from $15.5 million for the nine months ended September 30, 2004. Approximately $7.8 million of this increase resulted from an increase in salaries and benefits. Of this increase in salaries and benefits, $4.8 million was incurred as a result of acquisition and internal development activity during 2004. The remaining $3.0 million increase in salaries and benefits resulted from internal growth within our facility-based services segment. Supplies and services expense contributed approximately $3.4 million of the increase in cost of service revenue. Transportation expense decreased approximately $300,000 over this same period. Cost of service revenue for the nine months ended September 30, 2005 represented 66.5% of our net service revenue compared to 56.0% during the nine months ended September 30, 2004.
General and Administrative Expenses
     General and administrative expenses for the nine months ended September 30, 2005 were $35.4 million, an increase of $9.0 million, or 34.1%, from $26.4 million for the nine months ended September 30, 2004.
     Home-Based Services. General and administrative expenses for the nine months ended September 30, 2005 were $24.7 million, an increase of $6.7 million, or 37.2%, from $18.0 million for the nine months ended September 30, 2004. Approximately $1.6 million of this increase was attributable to acquisition or internal development activity during 2004. Internal growth accounted for approximately $4.0 million and the remaining $1.1 million of the increase in general and administrative expense was due to acquisition and internal development activity during the 2005 period.
     Facility-Based Services. General and administrative expenses for the nine months ended September 30, 2005 were $10.8 million, an increase of $2.3 million, or 27.1%, from $8.5 million for the nine months ended September 30, 2004. The increase was attributable a $3.3 million increase in acquisition and internal development activity during 2004. This was offset by a decrease in internal growth of approximately $1.0 million over this same period.
Equity-Based Compensation Expense
     Equity-based compensation expense for the nine months ended September 30, 2005 was $3.9 million, an increase of approximately $2.6 from $1.3 million for the nine months ended September 30, 2004. This increase was primarily related to the conversion of the KEEP Units to common stock in connection with the initial public offering. Of the $3.9 million expense we incurred in the nine months ended September 30, 2005, approximately $565,000 was attributable to cost of service revenue with the remaining amount of $3.3 million attributable to general and administrative expenses.
Income Tax Expense
     The effective tax rates for the nine months ended September 30, 2005 and 2004 were 35.3% and 39.3%, respectively.
Minority Interest and Cooperative Endeavor Allocations
     The minority interest and cooperative endeavor allocations expense for the nine months ended September 30, 2005 was $3.6 million, an increase of approximately $500,000, compared to $3.1 million for the nine months ended September 30, 2004. The increase was attributable to internal growth of our facilities and agencies that have minority interests.

Liquidity and Capital Resources
     The Company completed its initial public offering on June 14, 2005. The net offering proceeds received by us, after deducting the estimated total expenses of $7,381,000, were approximately $41,619,000. As of September 30, 2005, $21.9 million of the net offering proceeds have been used to repay the following indebtedness: (1) $21.1 million on the credit facility, bearing interest at prime plus 1.5% and due April 10, 2010, with Residential Funding Corporation; (2) $643,000 of outstanding obligations under our loan agreement, bearing interest at 12.0% and due July 1, 2006, with The Catalyst Fund, Ltd. and Southwest/Catalyst Capital, Ltd.; and (3) approximately $178,000 of outstanding indebtedness assumed by us in connection with acquisitions completed by us in 2004. Additionally, $1.3 million has been used to pay minority interest holders for their interests and $1.3 million has been used to fund acquisitions during the third quarter.
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
     Operating activities during the nine months ended September 30, 2005 provided $442,000 in cash compared to $5.6 million for the nine months ended September 30, 2004. Net income provided for cash of $6.9 million. Non-cash items such as depreciation and amortization, provision for bad debts, equity-based compensation, directors’ restricted stock expense, minority interest in earnings of subsidiaries, deferred income taxes and gain on sale of assets totaled $12.0 million. Changes in operating assets and liabilities, excluding cash, offset these non-cash charges.
     Days sales outstanding, or DSO, for the nine months ended September 30, 2005 was 83 days compared to 72 days for the same nine month period in 2004. The increase in DSO was primarily due to Medicare system delays, Hurricanes Katrina and Rita billing and payment delays and acquired accounts receivable from businesses purchased during the third quarter. The completion of our implementation of a new revenue, billing and receivable management application at our home nursing agencies provided for increased efficiencies in our collections. DSO for the nine months ended September 30, 2005 improved 12.6 % or 12 days from the six months ended June 30, 2005.
     Investing activities used $2.9 million and $4.1 million in cash for the nine months ended September 30, 2005 and 2004, respectively. In the nine months ended September 30, 2005, cash provided by investing activities was

$730,000 from the sale of minority interests in an extended care operation, offset in part by cash used of $1.5 million for the purchases of property and equipment and $2.1 million in the acquisition of the operations of an entity.
     Financing activities provided for $22.3 million and used $460,000 in the nine months ended September 30, 2005 and September 30, 2004, respectively. Cash provided by financing activities in the nine months ended September 30, 2005 included $45.6 million in proceeds from the initial public offering. This increases was offset by cash used in financing activities in the nine months ended September 30, 2005 which included dividends paid of $227,000, net principal payments on debt and capital leases of $17.6 million, offering costs incurred of $1.8 million and minority interest distributions of $3.6 million.
     At September 30, 2005, we had working capital of $55.2 million compared to $22.2 million at December 31, 2004, an increase of $33.0 million. This increase in working capital was due primarily to proceeds from the initial public offering.
Indebtedness
     Our total long-term indebtedness was $6.1 million at September 30, 2005 and $18.3 million at December 31, 2004, respectively, including the current portions of $2.5 million and $1.6 million. In April 2005, we entered into an amended and restated senior secured credit facility with Residential Funding Corporation due April 15, 2010. We, together with certain of our subsidiaries, are borrowers under the credit facility. Our obligations and the obligations of our subsidiary borrowers under our credit facility agreement are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries and affiliates) and the assets of those subsidiaries and affiliates.
     Our credit facility makes available to us up to $22.5 million in revolving loans. The total availability may be increased up to a maximum of $25.0 million, subject to certain terms and conditions. Total availability under our credit facility may be limited from time to time based on the value of our receivables. This facility was paid in full as of the quarter ended June 30, 2005. As of September 30, 2005, we had no outstanding balance under our credit facility. As of December 31, 2004 $14.3 million was outstanding under our credit facility.
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
Contingent Convertible Minority Interests
     During 2004, in conjunction with the acquisition/sale of joint venture interests, the Company entered into agreements with minority interest holders in three of its majority owned subsidiaries that allowed these minority interest holders to put their minority interests to the Company in the event the Company is sold, merged or otherwise acquired or completes an initial public offering (“IPO”). These put options were deemed to be part of the underlying minority interest shares, thus rendering the shares to be puttable shares. In September and November of 2004, the Company entered into forward exchange contracts with the minority interest holders in two of these subsidiaries, Acadian Home Health Care Services, LLC (“Acadian”) and Hebert, Thibodeaux, Alboro and Touchet Therapy Group, Inc. (“Hebert”) which required the minority interest holders in these subsidiaries to sell their interests to the Company in the event of an IPO. In conjunction with the Company’s IPO, the forward exchange contracts were consummated and the minority interest holders of Acadian and Hebert sold their minority interests to the Company in exchange for cash and shares of the Company’s common stock. The Company had accrued the cash payment of approximately $2.2 million to be paid under these forward exchange contracts. Since the IPO, the Company has paid $1.1 million of this amount.
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
     In November 2005, the agreement was amended to allow minority interest holders to redeem their minority interests based on the St. Landry’s rolling twelve month EBITDA in relation to the Company’s EBITDA over the same period. The liability as of September 30, 2005 is calculated under the new method of determining the ultimate cash payout.
     The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and EITF Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allowed the minority interest holders in St. Landry’s to have their interests redeemed for cash upon the completion of the IPO and therefore the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at June 30, 2005. At September 30, 2005, the Company recorded an additional mark to market charge of $404,000 to mark the liability to redemption value at the end of the quarter. In September 2005, certain minority interest holders redeemed their interests in St. Landry’s. This resulted in a cash payment of approximately $214,000. In connection with the partial redemption of certain minority interest in September 2005, we decreased our minority interests by approximately $149,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $214,000 to represent the value of the minority interests redeemed.
Commitments
     The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2004:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Contractual Cash Obligation
Long-term debt (includes line of credit)	$16,434	$1,019	$15,050	$365	$—
Capital lease obligations	2,061	690	937	334	100
Operating leases	10,528	3,581	4,037	1,492	1,418

Total contractual cash obligations	$29,023	$5,290	$20,024	$2,191	$1,518

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
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship we had with the operating entity:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Wholly owned subsidiaries	35.4%	36.1%	31.2%	44.0%
Equity joint ventures	49.8	49.7	52.7	37.7
Cooperative endeavors	1.4	1.4	2.2	5.9
License leasing arrangements	10.9	11.3	11.0	11.4
Management services	2.5	1.5	2.9	1.0

	100.0%	100.0%	100.0%	100.0%

     The decrease in the percentage of net service revenue earned by our wholly owned subsidiaries from 36.1% in the three months ended September 30, 2004 to 35.4% in the three months ended September 30, 2005 and 44.0% in the nine months ended September 30, 2004 to 31.2% in the nine months ended September 30, 2005 was due to our sale of 23.5% of the membership interests in one of our long-term acute care hospitals in January 2005. This sale resulted in a change in classification of these revenues from revenues derived from wholly owned subsidiaries to revenues derived from equity joint ventures.
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
     Under Medicare, patients in our long-term acute care facilities are classified into long-term care diagnosis- related groups. Based on this classification, we are then entitled to receive a fixed payment from Medicare. This fixed payment is also subject to adjustment by Medicare due to factors such as short stays. In calculating our reported net service revenue for services provided in our long-term acute care hospitals, we reduce the prospective payment amounts by an estimate of the adjustments. We calculate the adjustment based on a historical average of these types of adjustments for claims paid during the preceding three months. For our long-term acute care hospitals we recognize revenue as services are provided.
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
     At September 30 2005, our allowance for doubtful accounts, as a percentage of patient accounts receivable, was approximately 4.3%. For the nine months ended September 30, 2005, the provision for doubtful accounts increased to 1.9% of net service revenue compared to 1.3% of net service revenue for the nine months ended September 30, 2004. Adverse changes in general economic conditions, billing operations, payor mix, or trends in federal or state governmental coverage could affect our collection of accounts receivable, cash flows and results of operations.
     The following table sets forth our aging of accounts receivable as of September 30, 2005:

Payor	0-30	31-60	61-90	91-120	121-150	151+	Total
	(in thousands)
Medicare	$12,573	$4,179	$1,870	$1,184	$1,034	$2,964	$23,804
Medicaid	1,034	329	453	480	375	1,770	4,441
Other	3,351	1,214	765	443	660	2,476	8,909

Total	$16,958	$5,722	$3,088	$2,107	$2,069	$7,210	$37,154

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
     We completed our transitional impairment test under SFAS No. 142 as of January 1, 2002, based on estimated fair value of the business and we determined that no impairment of goodwill existed. We concluded no impairment indicators were present at September 30, 2005 or December 31, 2004.
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
RISK FACTORS
     You should carefully consider the risks described below before investing in the Company. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties that we have not predicted or assessed may also adversely affect us.
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
     For the years ended December 31, 2002, 2003 and 2004 and for the nine months ended September 30, 2005, we received 82.8%, 83.1%, 84.6% and 85.2%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. Reductions in Medicare reimbursement could be caused by many factors, including:
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
     We generally receive fixed payments from Medicare for our services based on the level of care provided to our patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing these services. Medicare currently provides for an annual adjustment of the various payment rates, such as the base episode rate for our home nursing services, based upon the increase or decrease of the medical care expenditure category of the Consumer Price Index, which may be less than actual inflation. This adjustment could be eliminated or reduced in any given year. Our base episode rate for home nursing services is also subject to an annual market basket adjustment. MedPAC has recommended any increase in the market basket adjustment for 2006 be eliminated. We are unable to predict whether Congress will ultimately implement that recommendation. Further, Medicare routinely reclassifies home health resource groups and long-term care diagnosis-related groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our net income could be adversely impacted.

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
     In August 2004, CMS adopted regulations that implement significant changes affecting our long-term acute care hospitals. Among other things, these new regulations, effective for hospital cost reporting periods beginning on or after October 2004, mandate that long-term acute care hospitals operating in the hospital within a hospital model receive lower rates of reimbursement for Medicare admissions from their host hospitals that are in excess of specified percentages. For new long-term acute care hospitals opened after October 1, 2004 located within hospitals, the Medicare admissions limitation will be 25.0% for hospitals located in a MSA, and 50.0% for hospitals located in a non-MSA. This means a new long-term acute care hospital located within a hospital will receive lower rates of reimbursement for patients admitted from their host hospitals in excess of 25.0%, or 50.0% if located in a non-MSA.
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

	Allowable Admissions
	From Host Hospital
	Before Payment
	Reduction
Cost Report Period Beginning	MSAs	Non-MSAs
Until September 30, 2005	100.0%	100.0%
October 1, 2005 – September 30, 2006	75.0%	75.0%
October 1, 2006 – September 30, 2007	50.0%	50.0%
October 1, 2007 – and thereafter	25.0%	50.0%
     Of our eight long-term acute care hospital locations, five are physically located in a non-MSA. Of these five locations, two are satellite locations of a parent hospital that is located in a MSA. Based on our discussions with CMS, we believe this satellite location will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations. For the nine months ended September 30, 2005, on an individual basis, two of our long-term acute care hospital locations admitted less than 50.0% of its patients from its host hospital, three of our long-term acute care hospital locations admitted between 50.0% and 75.0% of their patients from their host hospitals and one of our long-term acute care hospital locations admitted more than 75.0% of its patients from its host hospital. One of our long-term acute care hospitals was recently converted, and as such, data is not available as of yet. The final long-term acute care hospital is not a hospital within a hospital. For the nine months ended September 30, 2005, none of our long-term acute care hospital locations admitted a higher percentage of their patients from their host hospitals than the percentage of Medicare discharges admitted from their host hospitals in the 2004 cost reporting year.
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
     In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would result in major changes in the healthcare system, either at the national or state level. Many of these proposals have been introduced in an effort to reduce costs. For example, the MMA allocated significant additional funds to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries. If these increased funding levels achieve their intended result, the rate of growth in the Medicare fee-for-service market could decline. For the years ended December 31, 2002, 2003 and 2004 and the nine months ended September 30, 2005, we received 82.8%, 83.1%, 84.6% and 85.2%, respectively, of our net service revenue from the Medicare fee-for-service market. Among other proposals that have been introduced are insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance or plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any of the above proposals, or any other future proposals, will be adopted. If adopted, we could be forced to expend considerable resources to comply with and implement such reforms.
More than 80% of our net service revenue is currently generated in Louisiana, making us particularly sensitive to economic and other conditions in that state.
     Our Louisiana agencies and facilities accounted for approximately 92.3%, 89.0%, 82.8% and 80.7% of our net service revenue during the years ended December 31, 2002, 2003 and 2004 and the nine months ended September
     30, 2005, respectively. Any material change in the current economic or competitive conditions in Louisiana, which could result from events such as the implementation of certificate of need regulations or changes in state tax laws, could have a disproportionate effect on our overall business results.
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
     As of September 30, 2005, we have entered into 30 joint ventures for the ownership and operation of 35 home nursing agency locations, two hospices, eight long-term acute care hospital locations and one outpatient rehabilitation clinic. Of these 30 joint ventures, 20 are with hospitals, four are with physicians and six are with other parties. Our joint venture relationships are structured as either equity joint ventures, cooperative endeavors or license leasing arrangements. Our joint ventures with hospitals and physicians are governed by the federal anti-kickback statute and similar state laws. These anti-kickback statutes prohibit the payment or receipt of anything of value in return for referrals of patients or services covered by governmental healthcare programs, such as Medicare. The Office of Inspector General of the Department of Health and Human Services has published numerous safe harbors that exempt qualifying arrangements from enforcement under the federal anti-kickback statute. We have sought to satisfy as many safe harbor requirements as possible in structuring these joint ventures. For example, each of our equity joint ventures with hospitals and physicians is structured in accordance with the following principles:
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
     Our four joint ventures with physicians are also governed by the federal Stark Law and similar state laws, which restrict physicians from making referrals for particular healthcare services to entities with which the physicians or their families have a financial relationship. We also believe we have structured our physician joint ventures in a way that meets applicable exceptions under the federal Stark Law and similar state physician referral laws. For example, we believe our one physician joint venture for a home nursing agency complies with the rural provider exception to the Stark Law and that our three physician joint ventures for long-term acute care hospitals comply with the whole hospital exception to the Stark Law.
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
     Our ability to expand operations in a state will depend on our ability to obtain a state license to operate. States may have a limit on the number of licenses they issue. For example, as of September 30, 2005 we operated 47 home nursing agencies in Louisiana. Louisiana currently has a moratorium on the issuance of new home nursing agency licenses through July 1, 2008. We cannot predict whether this moratorium will be extended beyond this date or whether any other states in which we currently operate, or may wish to operate in the future, may adopt a similar moratorium.
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
     We opened our first long-term acute care hospital in 2001 and today operate five long-term acute care hospitals with eight locations. Due to our limited history as an operator of long-term acute care hospitals, we may be unable to profitably manage our existing long-term acute care hospitals or compete with other, more experienced providers in the markets in which we serve. If we are unable to profitably operate our long-term acute care hospitals, our net service revenue and net income may decline.
If we are unable to protect the proprietary nature of our software systems and methodologies, our business and financial condition could be harmed.
     We have developed a proprietary software system, which we refer to as our Service Value Point system that allows us to collect assessment data, establish treatment plans, monitor patient treatment, and evaluate our clinical and financial performance. In addition, we rely on other proprietary methodologies or information to which others may obtain access or independently develop. To protect our proprietary information, we require certain employees, consultants, financial advisors and strategic partners to enter into confidentiality and non-disclosure agreements. These agreements may not ultimately provide meaningful protection for our proprietary information in the event of any unauthorized use, misappropriation or disclosure. If our competitors were able to replicate our Service Value Point system, it could allow them to improve their operations and thereby compete more effectively in the markets in which we provide our services. If we are unable to protect the proprietary nature of our Service Value Point system or our other proprietary information or methodologies, our business and financial performance could be harmed.
Failure of, or problems with, our critical software or information systems could harm our business and operating results.
     In addition to our Service Value Point system, we also depend on other non-proprietary third-party accounting and billing software systems. We have recently converted to a third-party software information system for our long-term acute care hospitals. Additionally, we have recently completed the process of consolidating our various home nursing agency databases into an enterprise-wide system, which was fully implemented at June 30, 2005. As a result of the implementation of this system, we experienced a one-time delay in processing billings of approximately two to three weeks. As of September 30, 2005, billings are being processed in a timely manner. Problems with, or the failure of, these systems could negatively impact our clinical performance and our management and reporting capabilities. Any such problems or failure could materially and adversely affect our operations and reputation, result in significant costs to us, cause delays in our ability to bill Medicare or other payors for our services, or impair our ability to provide our services in the future. The costs incurred in correcting any errors or problems with regard to our proprietary and non-proprietary software may be substantial and could adversely affect our net income.
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
     As of September 30, 2005, we had cash of $22.8 million. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with a revolving line of credit of approximately $22.5 million available under our senior secured credit facility, which, subject to certain conditions, may be increased to $25.0 million, will be sufficient to fund our growth strategy and to meet our currently anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months. If our future net service revenue or cash flow from operations is less than we currently anticipate, we may not have sufficient funds to implement our growth strategy. Further, we cannot readily predict the timing, size, and success of our acquisition and internal development efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing.
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
     The net proceeds to us from our initial public offering were approximately $41.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. We have not determined specific uses for a large portion of these net proceeds. Our board of directors and senior management will have broad discretion over the use and investment of the net proceeds of this offering and they may apply these proceeds to uses that you may not consider desirable. The failure of management to apply these funds effectively could harm our business.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2005, we had cash of $22.8 million, which consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not be expected to have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.
     Our exposure to market risk relates to changes in interest rates for borrowings under the new senior secured credit facility we entered into in April 2005. There were no amounts outstanding under our credit facility as of September 30, 2005; however, any future borrowings are expected to bear interest at variable rates.
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
PART II – OTHER INFORMATION
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The Registration Statement on Form S-1 (File No. 333-120792) for our initial public offering was declared effective on June 9, 2005, and on June 14, 2005 we closed the initial public offering of our common stock. The managing underwriters for the offering were Jefferies & Company, Inc. and Legg Mason Wood Walker, Incorporated. We registered a total of 5,520,000 shares of which we sold 3,500,000 shares and certain of our existing stockholders sold an aggregate of 2,020,000 shares. Of the 2,020,000 shares sold by our existing stockholders, 720,000 were sold in connection with the exercise of the over-allotment option by the managing underwriters. The aggregate price to the public, including the shares sold in the over-allotment option was $77,280,000. We did not receive any proceeds from the shares sold by our stockholders. Through September 30, 2005, the aggregate amount of expenses incurred by us in connection with our initial public offering was approximately $7,381,000, including $3,430,000 in underwriting discounts and commissions and $3,951,000 in other estimated offering expenses. None of our offering expenses were paid directly or indirectly to any of our officers, directors or 10% shareholders.
     The net offering proceeds received by us, after deducting the estimated total expenses of $7,381,000, were approximately $41,619,000. As of September 30, 2005, approximately $21.9 million of the net offering proceeds have been used to repay the following indebtedness: (1) $21.1 million on our credit facility, bearing interest at prime plus 1.5% and due April 10, 2010, with Residential Funding Corporation; (2) $643,000 of outstanding obligations under our loan agreement, bearing interest at 12.0% and due July 1, 2006, with The Catalyst Fund, Ltd. and Southwest/Catalyst Capital, Ltd.; and (3) approximately $178,000 of outstanding indebtedness assumed by us in connection with acquisitions completed by us in 2004. Additionally, $1.3 million has been used to pay minority interest holders for their interests and $1.3 million has been used to fund acquisitions during the third quarter. None of the offering proceeds were paid directly or indirectly to any of our officers, directors, or 10% stockholders. The balance of the net offering proceeds has been invested in short-term, investment grated, interest-bearing securities.
ITEM 6. EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005)

3.2	Bylaws of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 9, 2005)

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005)

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005, respectively)

10.1	Amendment to the Operating Agreement of St. Landry Extended Care Hospital, L.L.C. dated November 9, 2005, between LHC Group, Inc. and the members of St. Landry’s Extended Care Hospital, LLC.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of R. Barr Brown, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Keith G. Myers, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of R. Barr Brown, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

Date November 14, 2005	/s/ R. Barr Brown

R. Barr Brown
Senior Vice President and Chief Financial Officer