Form 10-K
period 2005-12-31
LHC Group, Inc
filed 2006-03-31
CIK 1303313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-8082

LHC GROUP, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware	71-0918189
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 West Pinhook Rd, Suite A Lafayette, LA (Address of principal executive offices)	70503 (Zip Code)

(337) 233-1307
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $183,278,888 based on the closing sale price as reported on the Nasdaq National Market System. For purposes of this determination shares beneficially owned by officers, directors and ten percent shareholders have been excluded, which does not constitute a determination that such persons are affiliates.

There were 16,557,828 shares of common stock, $.01 par value, issued and outstanding as of March 21, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

LHC GROUP, INC.

This report contains “forward-looking statements.” Forward-looking statements relate to our expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by words like “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2005;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	the reimbursement levels of third-party payors;

•	future growth in Medicare spending for post-acute healthcare services; and

•	our future sources of and needs for liquidity and capital resources.

The forward-looking statements included in this report reflect our current views about future events. They are based on assumptions and are subject to known and unknown risks and uncertainties. Many factors could cause actual results or achievements to differ materially from future results or achievements that may be expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed on pages 26 to 37 of this report under the heading “Risk Factors.”

You should read this report, the information incorporated by reference into this report and the documents filed as exhibits to this report completely and with the understanding that our actual future results or achievements may be materially different from what we expect or anticipate.

The forward-looking statements contained in this report reflect our views and assumptions only as of the date this report is filed with the Securities and Exchange Commission. Except as required by law, we assume no responsibility to update any forward-looking statements.

Before you invest in our common stock, you should understand that the occurrence of any of the events described in the Risk Factors section, located elsewhere in this annual report on Form 10-K or incorporated by reference into this annual report on Form 10-K and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. If the events described in the Risk Factors or other unpredicted events occur, then the trading price of our common stock could decline, and you may lose all or part of your investment.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Unless otherwise indicated, “LHC Group,” “we,” “us,” “our,” and “the Company” refer to LHC Group, Inc. and our consolidated subsidiaries.

PART I

Item 1.	Business

Overview

We provide post-acute healthcare services primarily to Medicare beneficiaries in rural markets in the southern United States. We provide home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals and outpatient rehabilitation clinics. Through our wholly and majority-owned subsidiaries, equity joint ventures, and controlled affiliates, we currently operate in Louisiana, Mississippi, Arkansas, Alabama, Texas, and West Virginia. As of December 31, 2005, we owned and operated 81 home nursing locations and four hospices. We also managed three home nursing agencies and one hospice as of December 31, 2005 in which we have no ownership interest. With respect to our facility-based services operations, as of December 31, 2005, we also owned and operated five long-term acute care hospitals with a total of eight locations and four outpatient rehabilitation clinics as well as managed the operations of one inpatient rehabilitation facility as of December 31, 2005.

Our home nursing locations offer a wide range of services, including skilled nursing, physical, occupational, and speech therapy and medically-oriented social services. The nurses, home health aides and therapists in our home nursing agencies work closely with patients and their families to design and implement individualized treatment responsive to a physician-prescribed plan of care. Our hospices provide palliative care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors and volunteers. Of our 85 home-based services locations in which we maintain an ownership interest, 45 are wholly-owned by us and 40 are majority-owned or controlled by us through joint ventures. For the years ended December 31, 2005, 2004, and 2003, our home-based services provided $107.4 million, $84.5 million and $56.2 million, respectively, of our net service revenue.

Our long-term acute care hospitals, of which seven locations are within host hospitals, provide services primarily to patients who have transitioned out of a hospital intensive care unit with complex medical conditions that remain too severe for treatment in a non-acute setting. We provide outpatient rehabilitation services through physical therapists, occupational therapists and speech pathologists at our four outpatient rehabilitation clinics in which we maintain an ownership interest. We also provide outpatient rehabilitation services on a contract basis. Of our 12 facility-based services locations in which we maintain an ownership interest, five are wholly-owned by us and seven are majority-owned or controlled by us through joint ventures. For the years ended December 31, 2005, 2004 and 2003, our facility-based services provided $55.2 million, $38.5 million and $16.2 million, respectively, of our net service revenue.

LHC Group is a Delaware corporation; our principal executive offices are located at 420 West Pinhook Road, Suite A, Lafayette, Louisiana, 70503; and our telephone number is (337) 233-1307. Our website is www.lhcgroup.com.

Industry and Market Opportunity

According to the Medicare Payment Advisory Committee, or MedPAC, an independent federal body established in 1997 to advise Congress on issues affecting the Medicare program, in 2002 approximately one-third of Medicare beneficiaries discharged from hospitals require additional care in post-acute care settings. Some of these patients receive less intensive care in settings such as skilled nursing facilities, outpatient rehabilitation clinics or the home, while others receive continuing care in more intensive care settings such as inpatient rehabilitation facilities or long-term acute care hospitals that are either freestanding or co-located within general acute care facilities. According to MedPAC estimates, Medicare spending totaled $14.3 billion in 2004 for the two primary post-acute sectors in which we operate: home nursing and long-term acute care hospitals.

MedPAC estimates Medicare spending on home nursing services totaled $11.2 billion in 2004. Between 2001 and 2004, the average cost per episode grew at an average annual rate of 0.6 percent. As of October 2005, the Centers for Medicare & Medicaid, or CMS, estimates that there are approximately 8,082 Medicare-

certified home nursing agencies in the United States. The number of “home health users” grew from 2.6 million in 2003 to 2.8 million in 2004. According to MedPAC, 99 percent of all Medicare beneficiaries lived in an area that was served by at least one home health agency (HHA) and most beneficiaries lived in an area served by at least two HHAs. Thus, the supply of HHAs in 2004 has increased significantly. CMS has historically estimated that approximately 32.0% of these agencies are hospital-based or not-for-profit, freestanding agencies, and MedPAC estimates that approximately 36.0% are located in rural markets. CMS predicts that Medicare spending on home nursing will increase at an average annual growth rate of 5.2% between 2005 and 2015. Growth is being driven by:

•	a U.S. population that is getting older and living longer;

•	patient preference for less restrictive care settings;

•	incentives for general acute care hospitals to discharge patients into less intensive treatment settings as quickly as medically appropriate; and

•	higher incidences of chronic conditions and disease.

Long-term acute care hospitals provide specialized medical and rehabilitative care to patients with complex medical conditions requiring higher intensity care and monitoring that cannot be provided effectively in other healthcare settings. These facilities typically serve as an intermediate step between the intensive care unit of a general acute care hospital and a less intensive treatment setting, such as a skilled nursing facility or the home. According to MedPAC estimates, Medicare spending for services provided by long-term acute care hospitals was $3.1 billion in 2004.

According to the U.S. Census Bureau, rural areas have a higher percentage of residents over the age of 65, who account for 14.6% of the total population in rural markets compared to 11.8% in urban markets. Additionally, according to the American Public Health Association, or APHA, rural areas typically do not offer the range of post-acute healthcare services that are available in urban or suburban markets, as such, patients in rural markets face challenges in accessing healthcare in a convenient and appropriate setting. For example, APHA estimates that although 20.0% of Americans live in rural areas, only 9.0% of the nation’s physicians practice in rural areas. According to APHA, individuals in rural areas may also have difficulty reaching healthcare facilities due to greater travel time required or a lack of public transportation. The economic characteristics and population dispersion of rural markets also make these markets less attractive to health maintenance organizations and other managed care payors. Government studies cited by APHA have shown rural residents also tend to have more health complications than urban residents. Additionally, APHA has noted that residents in rural areas are less likely to use preventive screening services, and have a higher prevalence of disabilities, heart disease, cancer, diabetes, and other chronic conditions compared to urban residents. Therefore, we believe our post-acute service provides valuable alternatives to this underserved, rural patient population.

In our experience, because most rural areas have the population size to support only one or two general acute care hospitals, the local hospital often plays a significant role in rural market healthcare delivery systems. Rural patients who require home nursing frequently receive care from a small home care agency or an agency that, while owned and run by the hospital, is not an area of focus for that hospital. Similarly, patients in these markets who require services typically offered by long-term acute care hospitals are more likely to remain in the community hospital, as it is often the only local facility equipped to deal with severe, complex medical conditions. By entering these markets through affiliations with local hospitals, we usually face less competition for the services we provide. Therefore, we believe we are well positioned to foster community loyalty by building and maintaining long-term relationships with local hospitals, physicians and other healthcare providers and to become the highest quality post-acute provider in our markets.

Business Strategy

Our objective is to become the leading provider of post-acute services to Medicare beneficiaries in rural markets in the southern United States. To achieve this objective, we intend to:

Drive internal growth in existing markets.  We intend to drive internal growth in our current markets by increasing the number of healthcare providers in each market from whom we receive referrals and by expanding the breadth of our services. We intend to achieve this growth by: (1) continuing to educate healthcare providers about the benefits of our services; (2) reinforcing the position of our agencies and facilities as community assets; (3) maintaining our emphasis on high-quality medical care for our patients; and (4) providing a superior work environment for our employees.

Achieve margin improvement through the active management of costs.  The majority of our net service revenue is generated under Medicare prospective payment systems through which we are paid pre-determined rates based upon the clinical condition and severity of the patients in our care. Because our profitability in a fixed payment system depends upon our ability to manage the costs of providing care, we continue to pursue initiatives to improve our margins and net income.

Expand into new rural markets.  We will continue expanding into new markets by developing new and acquiring existing Medicare-certified home nursing agencies in attractive markets. We currently plan to pursue expansion opportunities in 15 contiguous states, and we have identified approximately 500 underserved rural markets in those states where we believe we can implement our operating model successfully.

Pursue strategic acquisitions.  We will continue to identify and evaluate opportunities for strategic acquisitions in new and existing markets that will enhance our market position, increase our referral base and expand the breadth of services we offer.

Services

We provide post-acute healthcare services primarily to Medicare beneficiaries in rural markets in the southern United States. Our services can be broadly classified into two principal categories: (1) home-based services offered through our home nursing agencies and hospices; and (2) facility-based services offered through our long-term acute care hospitals, outpatient rehabilitation clinics and inpatient rehabilitation facilities.

Home-Based Services

Home Nursing.  Our registered and licensed practical nurses provide a variety of medically necessary services to homebound patients who are suffering from acute or chronic illness, recovering from injury or surgery, or who otherwise require care or monitoring. These services include wound care and dressing changes, cardiac rehabilitation, infusion therapy, pain management, pharmaceutical administration, skilled observation and assessment, and patient education. We have also designed guidelines to treat chronic diseases and conditions including diabetes, hypertension, arthritis, Alzheimer’s disease, low vision, spinal stenosis, Parkinson’s disease, osteoporosis, complex wound care and chronic pain. Our home health aides provide assistance with daily activities such as housekeeping, meal preparation, medication management, bathing, and walking. Through our medical social workers we counsel patients and their families with regard to financial, personal, and social concerns that arise from a patient’s health-related problems. We also provide management services to third party home nursing agencies, often as an interim solution until proper state and regulatory approvals for an acquisition can be obtained.

Our physical, occupational and speech therapists provide therapy services to patients in their home. Our therapists coordinate multi-disciplinary treatment plans with physicians, nurses and social workers to restore basic mobility skills such as getting out of bed, walking safely with crutches or a walker, and restoring range of motion to specific joints. As part of the treatment and rehabilitation process, a therapist will stretch and strengthen muscles, test balance and coordination abilities, and teach home exercise programs. Our therapists assist patients and their families with improving and maintaining a patient’s ability to perform functional activities of daily living, such as the ability to dress, cook, clean, and manage other activities safely in the home environment. Our speech and language therapists provide corrective and rehabilitative treatment to patients who suffer from physical or cognitive deficits or disorders that create difficulty with verbal communication or swallowing.

All of our home nursing agencies offer 24 hour personal emergency response and support services through LifeLine Systems, Inc. for patients who require close medical monitoring but who want to maintain an independent lifestyle. These services consist principally of a communicator that connects to the telephone line in the subscriber’s home and a personal help button that is worn or carried by the individual subscriber and that, when activated, initiates a telephone call from the subscriber’s communicator to Lifeline’s central monitoring facilities. Lifeline’s trained personnel identify the nature and extent of the subscriber’s particular need and notify the subscriber’s family members, neighbors, and/or emergency personnel, as needed. Our use of the Lifeline system increases customer satisfaction and loyalty by providing our patients a point of contact between our scheduled nursing visits. As a result, we offer our patients a more complete regimen of care management than our competitors in the markets in which we operate, particularly in Mississippi and Louisiana where we have an exclusive contract for these services with LifeLine.

Hospice.  Our Medicare-certified hospice operations provide a full range of hospice services designed to meet the individual physical, spiritual, and psychosocial needs of terminally ill patients and their families. Our hospice services are primarily provided in a patient’s home but can also be provided in a nursing home, assisted living facility, or hospital. Key services provided include pain and symptom management accompanied by palliative medication; emotional and spiritual support; inpatient and respite care; homemaker services; dietary counseling; social worker visits; spiritual counseling; and bereavement counseling for up to 13 months after a patient’s death.

Facility-Based Services

Long-term Acute Care Hospitals.  Our long-term acute care hospitals treat patients with severe medical conditions who require high-level care along with frequent monitoring by physicians and other clinical personnel. Patients who receive our services in a long-term acute care hospital are too medically unstable to be treated in a non-acute setting. Examples of these medical conditions include respiratory failure, neuromuscular disorders, cardiac disorders, non-healing wounds, renal disorders, cancer, head and neck injuries, and mental disorders. These impairments often are associated with accidents, strokes, heart attacks and other serious medical conditions. We also treat patients diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. As part of our facility-based services, we operate an institutional pharmacy, which focuses on providing a full array of institutional pharmacy services to our long-term acute care hospitals and inpatient rehabilitation facility. We also provide management services to one critical access hospital.

Rehabilitation Services.  We provide rehabilitation services in multiple settings, including both the inpatient and outpatient settings. In our facilities and through our contractual relationships, we provide physical, occupational and speech rehabilitation services. We also provide certain specialized services such as hand therapy or sports performance enhancement that treat sports and work related injuries, musculoskeletal disorders, chronic or acute pain and orthopedic conditions. Our patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, strokes, heart attacks and other medical conditions. Our rehabilitation services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also design services to prevent short-term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our physical, occupational and respiratory therapists, and speech-language pathologists. We also provide management services to one inpatient rehabilitation facility and operate one health and wellness center located adjacent to one of our outpatient rehabilitation clinics.

Operations

Financial information relating the home- and facility- based segments is found in the consolidated financial statements of the Company which are included in this report.

Home-Based Services

Each of our home nursing agencies is staffed with experienced clinical home health professionals who provide a wide range of patient care services. Our home nursing agencies are managed by a Director of Nursing or Branch Manager who is also a licensed registered nurse. Our Directors of Nursing and Branch Managers are overseen by Regional Managers who report to Area Mangers. Our Area Managers report directly to our Chief Operating Officer. Our patient care operating model for our home nursing agencies is structured on a base model that requires a Medicare patient minimum census of 50 patients. At the base model level, one registered nurse is responsible for all aspects of the management of each patient’s plan of care. A home nursing agency based on this model is also staffed with an office manager, a field-registered nurse, a field-licensed professional nurse and a home health aide. All field staff are paid on a per visit basis. If needed, we contract with local community therapists as independent contractors to provide additional therapy services. As the size and patient census of a particular home nursing agency grows, these staffing patterns are increased appropriately.

Our home nursing agencies use our Service Value Point system, a proprietary clinical resource allocation model and cost management system. The system is a quantitative tool that assigns a target level of resource units to a group of patients based upon their initial assessment and estimated skilled nursing and therapy needs. The Service Value Point system allows the Director of Nursing or Branch Manager to allocate adequate resources throughout the group of patients assigned to his/her care, rather than focusing on the profitability of an individual patient.

Patient care is handled at the home nursing agency level. Functions that are centralized into the home office include payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management, pharmacy, and general clinical oversight accomplished by periodic on-site surveys. Each of our home nursing agencies is licensed and certified by the state and federal governments, and 33 of them also are accredited by the Joint Commission for Accreditation of Healthcare Organizations, or JCAHO. Those not yet accredited are working towards achieving this accreditation, which can take up to six months.

Facility-Based Services

Long-Term Acute Care Hospitals.  Each of our long-term acute care hospital locations is managed by a hospital administrator, while the clinical operations are directed by a Director of Nursing who is also a licensed registered nurse. The individual hospital administrators are responsible for managing the day-to-day operating activities of the hospital within appropriate budgetary constraints. Each hospital administrator reports to the Vice President of Facility-Based Services. Each Director of Nursing reports directly to his or her respective hospital administrator as well as indirectly to our Clinical Operations Officer responsible for the oversight of the quality of patient care services at the home office level. The medical management of each patient is overseen by a Medical Director, typically a physiatrist, who is responsible for ensuring the appropriateness of admissions, as well as leading weekly patient care conferences.

We follow a clinical approach under which each patient is discussed in weekly, multidisciplinary team meetings, at which patient progress is assessed compared to goals and future goals are set. Attendees at these meetings include a patient’s family and referring physician. We believe that this model results in higher quality care, predictable discharge patterns and the avoidance of unnecessary delays.

All coding, medical records, human resources, case management, utilization review, and medical staff credentialing are provided at the hospital level. Centralized functions that are provided by the home office include payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management, pharmacy, and general clinical oversight accomplished by periodic on-site surveys.

Rehabilitation Services.  Our rehabilitation services are overseen by a home office based Director of Therapy Services, who is a licensed physical therapist. Each clinic also has an on-site therapist responsible for addressing staffing needs and concerns as well as managing the day-to-day operations of the outpatient rehabilitation clinic.

As with our long-term acute care hospitals, all coding, medical records, human resources, charge/data entry, front end collections, and marketing for our rehabilitation centers are provided at the individual center level. Centralized functions provided by the home office include payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management, and general clinical oversight accomplished by periodic on-site surveys.

Joint Ventures

As of December 31, 2005, we have entered into 33 joint ventures with respect to the ownership and operation of 38 home nursing agency locations, two hospices, and six long-term acute care hospital locations. Our joint ventures are structured either as equity joint ventures, cooperative endeavors or license leasing arrangements, as permitted by applicable state laws and subject to business considerations. As of December 31, 2005, we had 27 equity joint ventures, three cooperative endeavors and three license leasing arrangements. Of these 33 joint ventures, 21 are with hospitals, five are with physicians, and seven are with other parties. With respect to our five joint ventures with physicians, three are for the ownership and operation of long-term acute care hospitals, and two are for the ownership of a home nursing agency.

Equity Joint Ventures

As of December 31, 2005, we have entered into 26 equity joint ventures for the ownership and operation of home nursing agencies, hospices, outpatient rehabilitation clinics and long-term acute care hospitals. Our equity joint ventures are structured as limited liability companies in which we own a majority equity interest and our partners own a minority equity interest ranging from 5.0% to 49.0%. In all of our equity joint ventures with hospitals our partners own 33.0% or less of the outstanding equity interests. At the time of formation, we and our partners each contribute capital to the equity joint venture in the form of cash or property. We believe that the amount contributed by each party to the equity joint venture represents their pro-rata portion of the fair market value of the equity joint venture. None of our partners are required to make or influence referrals to our equity joint ventures. In fact, each of our hospital joint venture partners must follow the same federal discharge planning regulations as they would if they owned 100.0% of the home health agency. For example, each of our hospital joint venture partners must offer each patient a list of available home nursing agency options and must allow the patient to make their own choice of provider.

Generally, we serve as the manager of our equity joint ventures and oversee their day-to-day operations. In two of our equity joint ventures with parties other than hospitals or physicians, our partners provide business development services and, in one case, administrative services. The management of our equity joint ventures are typically governed by a management committee, which is comparable to a board of directors. We generally possess a majority of the total votes available to be cast by the members of the management committee. However, in three of these joint ventures where we have partnered with not-for-profit hospitals, the hospital controls a majority of the total management committee votes. In such instances we possess the right to withdraw from the equity joint venture at any time upon notice to our partner in exchange for the receipt of a payment in an amount calculated in accordance with a predetermined formula. Each member of all but one of our equity joint ventures participates in profits and losses in proportion to their equity interests. We have one partner whose participation in the losses of the venture is limited per quarter to three times the amount of rent paid monthly by the equity joint venture to the parent company of our joint venture partner for space used in the operation of the equity joint venture. The amount of this monthly rental payment is currently $4,200. Distributions from our equity joint ventures are not based on referrals made to the equity joint venture by any of the members.

The 26 equity joint ventures contribute between 0.2% and 12.7% of our total net service revenue, with only two of these equity joint ventures accounting for greater than 5.0% of our total net service revenue for the year ended December 31, 2005. One of these is St. Landry Extended Care Hospital, LLC, a long-term acute care hospital equity joint venture in which we own 95.5% of the membership interests, with the remaining 4.5% ownership divided among 12 individual physicians. Any party may withdraw from this equity joint venture upon 90 days’ advanced written notice. The second entity is LHCG-III, LLC d/b/a Extended Care Hospital of Lafayette, a long-term acute care hospital in which we own 76.5% of the membership interests, with the remaining 23.5% ownership divided among 19 individual physicians. Any member may withdraw from this equity joint venture upon 90 days’ advance written notice.

In addition to these conversion rights, several of our equity joint ventures grant a buy/sell option that will require us to either purchase or sell all of their membership interests in the equity joint venture within 30 days of the receipt of notice of the exercise of the buy/sell option. The purchase price under these buy/sell provisions is typically based on a multiple of the historical or future earnings before income taxes, depreciation and amortization of the equity joint venture at the time the buy/sell option is exercised.

Cooperative Endeavors

As of December 31, 2005, we have entered into three arrangements that involve the sharing of profits and losses, which we call cooperative endeavors. Unlike our equity joint venture relationships, our cooperative endeavor partners do not own an equity interest in the venture. Instead, our partners have only a contractual right to participate in the sharing of profits and losses. This right is part of the consideration we pay to acquire a home nursing agency from the entity that is a party to the cooperative endeavor. In these cooperative endeavors, we possess interests in the net profits and losses ranging from 67.0% to 80.0%. In one instance, there is a limit on the losses attributable to our cooperative endeavor partner equal to the amount of rent payments made to our cooperative endeavor partner during the preceding twelve months for the lease of space used in the operation of the cooperative endeavor. For the years ended December 31, 2005 and 2004, these payments totaled $26,000 and $15,600, respectively. As with the equity joint ventures, we oversee the day-to-day operations of the arrangement, but the management of our cooperative endeavors is governed by a management committee, where we possess a majority of the total votes available to be cast.

License Leasing Arrangements

As of December 31, 2005, we have entered into four agreements to lease, through our wholly owned subsidiaries, the home health licenses necessary to operate ten of our home nursing agency locations. These leases are entered into in instances where state law would otherwise prohibit the alienation and sale of the licenses of home nursing agencies or the local hospital is reluctant to sell its home health license due to state imposed limits on the number of certificates of need or permits of approval issued. The leasing fees for one of these license leasing arrangements is fixed at $243,000 per year for the initial term and another provides for escalating fees ranging from $70,000 to $150,000 per year over the initial term. The third arrangement provides for a $100,000 initial payment with quarterly fees equal to 33.33% of net quarterly profits in addition to a yearly $20,000 fee. The final arrangement provides for fees equal to 33.33% of net quarterly profits which is not to exceed $159,380. Of the initial five-year terms for our four license leasing arrangements, two expire on July 1, 2010, with the remainder expiring on October 1, 2008 and September 1, 2006. These leasing arrangements provide for five-year terms with optional renewal periods. One of these leasing arrangements provides that if we choose not to renew, the lessor can require us to purchase the license. In the other three leasing arrangements, we have a right of first refusal in the event that the lessor intends to sell the leased license to a third party.

One of our license leasing arrangements, relating to the lease of the license for Mississippi Home Care of Jackson, LLC accounted for greater than 5.0% of our total net service revenue for the year ended December 31, 2005. This license leasing arrangement is for the lease of a provider number and home health license from a Mississippi hospital. The terms of this lease provide for fixed monthly payments over an initial five-year term. The lease is automatically renewed for one consecutive five-year term unless we receive written notice of the lessor’s desire to terminate the lease at least 180 days prior to the expiration of the initial term. Upon the expiration of the second year of the initial term, either party may terminate this license leasing arrangement upon 180 days’ written notice.

Management Services Agreements

As of December 31, 2005, we have five management services agreements under which we managed the operations of three home nursing agencies, one hospice and one inpatient rehabilitation facility. We currently have no ownership interest in the agencies and facilities that are the subject of these management services agreements. In four of these arrangements, we are responsible for all direct and indirect costs associated with the operations and receive a management fee equal to the amount of our direct and indirect costs plus a percentage of the net income of those operations. Under the remaining agreement we receive a management fees, which is based on a percentage of net revenue. The term of these arrangements is typically five years, with an option to renew for an additional five-year term. The initial termination dates for our management services agreements range from June 1, 2008 to August 1, 2010. For two of these home nursing agencies and the hospice, these agreements are interim solutions with which to transfer control over day-to-day management of operations until the proper state and regulatory approvals can be obtained and assets transferred.

Competition

The home healthcare market is highly fragmented. According to CMS, there are approximately 8,082 Medicare-certified home nursing agencies in the United States, of which approximately 32.0% are hospital-based or not-for-profit, freestanding agencies. MedPAC estimates that 36.0% of these home nursing agencies are located in non-urban markets. Although there are a small number of public home nursing companies with significant home nursing operations, they generally do not compete with us in the rural markets that we currently serve. As we expand into new markets, we may encounter other public companies that have greater resources or greater access to capital. Competition in our markets comes primarily from small local and regional providers, many of which are undercapitalized. These providers include facility- and hospital-based providers, visiting nurse associations, and nurse registries. We are unaware of any competitor offering our breadth of services and focusing on the needs of rural markets.

Although several public and private national and regional companies own or manage long-term acute care hospitals, they generally do not operate in the rural markets that we serve. Generally, the competition in our markets comes from local healthcare providers. We believe our principal competitive advantages over these local providers are our diverse service offerings, our collaborative approach to working with healthcare providers, our focus on rural markets and our patient-oriented operating model.

Compliance and Quality Control

We have had a Compliance Committee since 1996. Our Compliance Committee oversees a comprehensive company-wide compliance program that provides for:

•	the appointment of a compliance officer and committee;

•	adoption of codes of business conduct and ethics;

•	employee education and training;

•	monitoring of an internal system, including a toll-free hotline, for reporting concerns on a confidential, anonymous basis;

•	ongoing internal compliance auditing and monitoring programs; and

•	means for enforcing the compliance programs’ policies.

As part of our ongoing quality control, internal auditing and monitoring programs, at least annually we conduct internal regulatory audits and mock surveys at each of our agencies and facilities. If an agency or facility does not achieve a satisfactory rating, we require it to prepare and implement a plan of correction. We then perform a follow-up audit and survey to verify that all deficiencies identified in the initial audit and survey have been corrected.

As required under the Medicare conditions of participation, we have a continuous quality improvement program, which involves:

•	ongoing education of staff and quarterly continuous quality improvement meetings at each of our agencies and facilities and at our home office;

•	quarterly comprehensive audits of patient charts performed by each of our agencies and facilities; and

•	at least annually, a comprehensive audit of patient charts performed on each of our agencies and facilities by our home office staff.

If an agency or facility fails to achieve a satisfactory rating on a patient chart audit, we require it to prepare and implement a plan of correction. We then conduct a follow-up patient chart audit to verify that appropriate action has been taken to prevent future deficiencies.

The effectiveness of our compliance program is directly related to the legal and ethical training that we provide to our employees. Compliance education for new hires is initiated immediately upon employment with corporate video training and subsequently reinforced through corporate orientation at which the Chief Compliance Officer conducts a comprehensive compliance training seminar. In addition, all of our employees are required to receive continuing compliance education and training each year.

We continually expand and refine our compliance and continuous quality improvement programs. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities, have been prepared and implemented to address the functional and operational aspects of our business. Our programs also address specific problem areas identified through regulatory interpretation and enforcement activities. Additionally, our policies, training, standardized documentation requirements, reviews and audits specifically address our financial arrangements with our referral sources, including fraud and abuse laws and physician self-referral laws. We believe our consistent focus on compliance and continuous quality improvement programs provide us with a competitive advantage in the market.

Technology and Intellectual Property

Our Service Value Point system is a proprietary information system that assists us in, among other things, monitoring use and other cost factors, supporting our healthcare management techniques, internal benchmarking, clinical analysis, outcomes monitoring and claims generation, revenue cycle management and revenue reporting. This proprietary home nursing clinical resource and cost management system is a quantitative tool that assigns a target level of resource units to each patient based upon their initial assessment and estimated skilled nursing and therapy needs. We designed this system to empower our direct care employees to make appropriate day-to-day clinical care decisions while also allowing us to manage the quality and delivery of care across our system and to monitor the cost of providing that care both on a patient-specific and agency-specific basis.

In addition to our Service Value Point system, our business is substantially dependent on other non-proprietary software. We also utilize a third-party software information system for our long-term acute care hospitals. Our various home nursing agency databases were fully consolidated into an enterprise-wide system during the first half of 2005. These conversions were intended to improve the accuracy, reliability, and efficiency of processing and management reporting.

Further, we have two major patient billing systems that we use across the enterprise: one system for our home-based services and one for our facility-based services. Both of these systems are fully automated and contain functionality that allows us to calculate net service revenue at both the payor and patient level.

The software we use is based on client-server technology and is highly scalable. We believe our software and systems are flexible, easy-to-use, and allow us to accommodate growth without difficulty through development and acquisitions. Technology plays a key role in our organization’s ability to expand operations and maintain effective managerial control. We believe that building and enhancing our information and software systems provides us with a competitive advantage that will allow us to grow our business in a more cost-efficient manner and will result in better patient care.

Reimbursement

Medicare

The federal government’s Medicare program, governed by the Social Security Act of 1965, reimburses healthcare providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services, or HHS, and CMS. Medicare payments accounted for 85.1%, 84.6%, and 83.1%, respectively, of our net service revenue for the years ended December 31, 2005, 2004, and 2003. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.

Home Nursing.  The Medicare home nursing benefit is available to patients who need care following discharge from a hospital, as well as patients who suffer from chronic conditions that require ongoing but intermittent care. The services received need not be rehabilitative or of a finite duration; however, patients who require full-time skilled nursing for an extended period of time generally do not qualify for Medicare home nursing benefits. As a condition of coverage under Medicare, beneficiaries must: (1) be homebound in that they are unable to leave their home without considerable effort; (2) require intermittent skilled nursing, physical therapy, or speech therapy services that are covered by Medicare; and (3) receive treatment under a plan of care that is established and periodically reviewed by a physician. Qualifying patients also may receive reimbursement for occupational therapy, medical social services, and home health aide services if these additional services are part of a plan of care prescribed by a physician.

We receive a standard prospective Medicare payment for delivering care over a base 60-day period, or episode of care. There is no limit to the number of episodes a beneficiary may receive as long as he or she remains eligible. Most patients complete treatment within one payment episode. The base episode payment, established through federal legislation, is a flat rate that is adjusted upward or downward based upon differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity, and service utilization. The magnitude of the adjustment is determined by each patient’s categorization into one of 80 payment groups, known as home health resource groups, and the costliness of care for patients in each group relative to the average patient. Our payment is also adjusted for differences in local prices using the hospital wage index. We bill and are reimbursed for services in two stages: an initial request for advance payment when the episode commences and a final claim when it is completed. We receive 60.0% of the estimated payment for a patient’s initial episode up-front (after the initial assessment is completed and upon initial billing) and the remaining 40.0% upon completion of the episode and after all final treatment orders are signed by the physician. In the event of subsequent episodes, reimbursement timing is 50.0% up-front and 50.0% upon completion of the episode. Final payments may reflect one of five retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (1) an outlier payment if the patient’s care was unusually costly; (2) a low utilization adjustment if the number of visits was fewer than five; (3) a partial payment if the patient transferred to another provider before completing the episode; (4) a change-in-condition adjustment if the patient’s medical status changes significantly, resulting in the need for more or less care; or (5) a payment adjustment based upon the level of therapy services required in the population base. Because the applicability of a change is dependent upon the completion date of the episode, changes in reimbursement will impact our financial results up to 60 days in advance of the effective date. We submit all Medicare claims through a single fiscal intermediary for the federal government.

We verify benefits at the time of admission and through this verification process are able to determine the payor source and eligibility for reimbursement for each patient. Accordingly, we do not have any material reimbursement amounts that are pending approval based on the eligibility of a patient to receive reimbursement from the applicable payor program. Further, we only provide limited services to patients who are ineligible for reimbursement from a third party payor, therefore, do not have any material reimbursement from patients who are self pay.

The current base payment rate for Medicare home nursing is $2,264. Since the inception of the prospective payment system in October 2000, the base episode rate payment has varied due to both the impact of annual market basket based increases and Medicare-related legislation. The passage of the Medicare

Modernization Act of 2003, or MMA, resulted in two changes in Medicare reimbursement. First, for episodes ended on or after April 1, 2004 through December 31, 2006, the base episode rate increase (3.6%) was reduced by 0.8% to 2.8%. Secondly, a 5.0% payment increase was provided for services furnished in a non-Metropolitan Statistical Area, or MSA, setting for episodes ending on or after April 1, 2004 and before April 1, 2005. Approximately 46.3%, 41.8%, and 46.7%, respectively, of our net service revenue for the year ended December 31, 2005, 2004 and 2003 was derived from patients who reside in non-MSAs.

Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. The Centers for Medicare & Medicaid Services, or CMS, establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.

On January 1, 2006, a 2.8% market basket increase went into affect along with new Core Based Statistical Area, or CBSA, designations and wage indices. This increase represents a 3.6% market basket update minus the 0.8% reduction mandated by MMA The one-year Deficit Reduction Act has provided for a one-year Medicare home health market basket reimbursement freeze in 2006, in essence, taking away the original 2.8% market basket adjustments. This Act also provides a 5.0% rural add on. Under the new CBSA’s we expect to be classified as approximately 60% rural.

CMS is expected in either 2006 or 2007 to review the case mix adjustments index as part of a previously scheduled process. We are unable to predict the timing or outcome of such a review.

The Office of Inspector General of HHS, or OIG, has a responsibility to report both to the Secretary of HHS and to Congress any program and management problems related to programs such as Medicare. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. The OIG has recently undertaken a study with respect to Medicare reimbursement rates. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.

Hospice.  In order for a Medicare beneficiary to qualify for the Medicare hospice benefit, two physicians must certify that, in the best judgment of the physician or medical director, the beneficiary has less than six months to live, assuming the beneficiary’s disease runs its normal course. In addition, the Medicare beneficiary must affirmatively elect hospice care and waive any rights to other Medicare benefits related to his or her terminal illness. Each benefit period, a physician must recertify that the Medicare beneficiary’s life expectancy is six months or less in order for the beneficiary to continue to qualify for and to receive the Medicare hospice benefit. The first two benefit periods are measured at 90-day intervals and subsequent benefit periods are measured at 60-day intervals. There is no limit on the number of periods that a Medicare beneficiary may be recertified. A Medicare beneficiary may revoke his or her election at any time and begin receiving traditional Medicare benefits. There is no limit on how long a Medicare beneficiary can receive hospice benefits and services, provided that the beneficiary continues to meet Medicare hospice eligibility criteria.

Medicare reimburses for hospice care using a prospective payment system. Under that system, we receive one of four predetermined daily or hourly rates based upon the level of care we furnish to the beneficiary. These rates are subject to annual adjustments based on inflation and geographic wage considerations. Our base Medicare rates effective October 1, 2005 depend upon which of the following four levels of care we provide:

•	Routine Home Care. We receive between $105.22 and $120.12 per day for routine home care, depending on the geographic location. We are paid the routine home care rate for each day a patient is under our care and not receiving one of the other categories of hospice care. This rate is not adjusted for the volume or intensity of care provided on a given day. This rate is also paid when a patient is receiving hospital care for a condition unrelated to the terminal condition.

•	General Inpatient Care. We receive between $473.15 and $534.90 per day for general inpatient care, depending on the geographic location.

•	Continuous Home Care. We receive between $614.09 and $701.06 per day for continuous home care, depending on the geographic location. This daily continuous home care rate is divided by 24 in order to arrive at an hourly rate. The hourly rate is paid for every hour that continuous home care is furnished, up to 24 hours in a single day. A minimum of eight hours must be provided in a single day to qualify for this rate.

•	Respite Care. We receive between $112.52 and $124.66 per day for respite care, depending on the geographic location. Respite care is provided when the family or caregiver of a patient requires temporary relief from his or her caregiving responsibilities for certain reasons. We can receive payment for respite care provided to a given patient for up to five consecutive days. Our payment for any additional days of respite care provided to the patient is limited to the routine home care rate.

Medicare limits the reimbursement we may receive for inpatient care services. Under the so-called “80-20 rule,” if the number of inpatient care days furnished by us to Medicare beneficiaries exceeds 20.0% of the total days of hospice care furnished by us to Medicare beneficiaries, Medicare payments to us for inpatient care days exceeding the inpatient cap will be reduced to the routine home care rate. This determination is made annually based on the twelve-month period beginning on November 1st of each year. This limit is computed on a program-by-program basis. None of our hospices have exceeded the cap on inpatient care services during 2004 or 2003. We have not received notification that any of our hospices have exceeded the cap on inpatient care services during 2005.

Our Medicare hospice reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period, which runs from November 1st of each year through October 31st of the following year. Total Medicare payments to us during this period are compared to the “cap amount” for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation annually. The cap amount for the twelve-month period ending October 31, 2005 was $19,778. The hospice cap amount is computed on a program-by-program basis. None of our hospices have exceeded the cap on per beneficiary limits during 2004 or 2003. We have not received notification that any of our hospices have exceeded the cap on inpatient care services during 2005.

We are required to file annual cost reports with HHS on each of our hospices for informational purposes and to submit claims on the basis of the location where we actually furnish the hospice services. These requirements permit Medicare to adjust payment rates for regional differences in wage costs.

Long-term Acute Care Hospitals.  We are reimbursed by Medicare for services provided by our long-term acute care hospitals under the long-term acute care hospital prospective payment system, which was implemented on October 1, 2002. Although CMS regulations allowed for a phase-in period, we have elected to be paid solely on the basis of the long-term care diagnosis-related groups established by the new system. All of our eligible long-term acute care hospitals have implemented the prospective payment system.

Under the prospective payment system, each patient discharged from our long-term acute care hospitals is assigned a long-term care diagnosis-related group. CMS establishes these long-term care diagnosis-related groups by grouping diseases by diagnosis, which group reflects the amount of resources needed to treat a given diseases. We are paid a pre-determined fixed amount applicable to the particular long-term care diagnosis-related group to which that patient is assigned. This payment is intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For select patients, the amount may be further adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently readmitted, among other factors. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Effective for discharges on or after October 1, 2005, CMS has published the new relative weights applicable to the long-term care diagnosis-related group system. CMS has stated it intention to develop long-term acute care hospital patient-specific criteria to refine the definition of such facilities. Comments included in the May 6, 2005 rule indicate that CMS has awarded a contract to Research Triangle Institute for the purpose of evaluating patient and facility level characteristics for long-term care hospitals in order to differentiate the role of long-term care hospitals from acute care hospitals. This evaluation is in response to the June 2004 MedPAC Report recommending that CMS examine defining long-term acute care hospitals by facility and patient criteria. CMS has also charged Research Triangle Institute with examining the present role of Quality Improvement Organizations with regard to long-term care hospitals.

In order to qualify for payment under the long-term acute care prospective payment system, a facility must be certified as a hospital by Medicare and have an average Medicare inpatient length of stay of greater than 25 days. Prior to qualifying under the long-term acute care hospital prospective payment system, facilities are classified as short-term acute care hospitals and therefore receive lower payments under the general acute care hospital reimbursement system. New long-term acute care hospitals continue to be paid under this system for a minimum of six months while they establish their length of stay average and meet certain additional Medicare long-term acute care hospital requirements.

CMS has published updated regulations with regard to the prospective payment system for long-term acute care hospitals, which became effective for discharges after October 1, 2005. The regulations provided for the following:

•	the standard federal rate was increased by 3.4%;

•	the budget neutrality factor amount was set at 0 effective July 1, 2005; and

•	the cost outlier fixed loss threshold was lowered to $10,501.

On May 6, 2005, CMS published a final rule increasing the Medicare payment rates for long-term acute care hospitals by 3.4% for patient discharges taking place on or after July 1, 2005 through June 30, 2006.

On January 27, 2006, CMS issued a long-term care hospital PPS proposed rule for the 2007 rate year starting July 1, 2006. The proposed rule provides for no increase in the Medicare payment rates to LTCHs for discharges taking place on or after July 1, 2006 through June 30, 2007. Therefore, CMS is proposing that the LTCH PPS federal rate remain at $38,086.04 for the 2007 rate year. In addition, CMS is proposing to adopt the Rehabilitation, Psychiatric and Long-Term Care (RPL) market basket to replace the excluded hospital with capital market basket that is currently used as the measure of inflation for calculating the annual update to the LTCH PPS federal rate. The proposed rule would also revise the payment adjustment formula for short-stay outlier (SSO) cases, which comprise 37 percent of LTCH PPS discharges. These are cases where the patient is discharged early and the hospital’s costs are significantly below average. The proposed rule makes a number of other regulatory changes aimed at curbing LTCH Medicare margin growth since implementation of the PPS in 2002  —  growth CMS says will reach 7.8 percent in 2006. CMS also contends that LTCH Medicare margins increased from 8.8 percent in FY 2003 to 11.7 percent in FY 2004. The comment period on the proposed rule closed March 20, 2006. A final rule for rate year 2007 is expected this spring.

Long-term acute care hospitals are typically operated either as stand-alone facilities or as separate provider units within traditional acute care hospitals. All but one of our long-term acute care hospitals are located within host hospitals. These hospitals within a hospital must satisfy additional standards. A hospital within a hospital must establish itself as a hospital separate from its host by, among other things, obtaining separate licensure and certification, not having common control with its host hospital or a common parent organization, and having a separate chief executive officer, chief medical officer and medical staff. Further, there are financial penalties associated with the failure to limit the number of total Medicare patients discharged to the host hospital and subsequently readmitted to the long-term acute care hospital to no greater than 5.0%. None of our long-term acute care hospitals exceeded this 5.0% limitation through the year ended December 31, 2005.

In August 2004, CMS announced final regulatory changes applicable to long-term acute care facilities operated as hospitals within hospitals. Effective for cost reporting periods beginning on or after October 1, 2004, the final rule, subject to certain exceptions, imposes lower rates of reimbursement on long-term acute care hospitals within hospitals whose Medicare admissions from their host hospitals are in excess of specified percentages. For new long-term acute care hospitals within hospitals, the Medicare admissions limitation will be 25.0% for hospitals located in an MSA and 50.0% for hospitals located in a non-MSA.

For existing long-term acute care hospitals within hospitals and those under development that meet specified criteria, the Medicare admissions limitations are being phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004 and also provide for different percentages of allowable admissions based on whether the facilities are located in MSAs or non-MSAs. Further, for cost reporting periods beginning prior to October 1, 2007, the Medicare admissions limitation for each existing long-term acute care hospital is the lesser of the percentage of Medicare discharges admitted from its host hospital during its 2004 cost reporting period or the amount set forth in the table below:

	Allowable Admissions
	from Host Hospital
	Before Payment
	Reduction
Cost Report Period Beginning	MSAs	Non-MSAs

Until September 30, 2005	100.0%	100.0%
October 1, 2005 — September 30, 2006	75.0%	75.0%
October 1, 2006 — September 30, 2007	50.0%	50.0%
October 1, 2007 — and thereafter	25.0%	50.0%

Of our seven long-term acute care hospital locations that are classified as hospitals within a hospital, five are physically located in a non-MSA. Of these five locations, two are satellite locations of a parent hospital that is located in a MSA. Based on our discussions with CMS, we believe these satellite locations will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations. For the twelve months ended December 31, 2005, on an individual basis, one of our long-term acute care hospital locations admitted less than 50.0% of its patients from its host hospital, four of our long-term acute care hospital locations admitted between 50.0% and 75.0% of their patients from their host hospitals and two of our long-term acute care hospital locations admitted more than 75.0% of its patients from its host hospital. We currently anticipate that these hospitals will be under the proper threshold as of September 30, 2006. Our remaining long-term acute care hospital is not a hospital within a hospital; therefore, it is not subject to these limits on host hospital referrals. For the twelve months ended December 31, 2005, two of our long-term acute care hospital locations admitted a higher percentage of their patients from their host hospitals than the percentage of Medicare discharges admitted from their host hospitals in the 2004 cost reporting year.

In order to minimize the more significant impact of the Medicare host admission limitations after cost reporting periods beginning October 1, 2006, when the limitation on Medicare host admissions drops to 50.0%, we intend, during the intervening period, to continue re-evaluating our business plan in each of the markets where we have long-term acute care hospitals and to further develop appropriate strategies to adapt to the rule. Those strategies may include relocating certain existing hospitals to alternative settings.

Outpatient Rehabilitation Services.  Medicare requires that outpatient therapy services be reimbursed on a fee schedule, subject to annual limitations. Outpatient therapy providers receive a fixed fee for each procedure performed, adjusted by the geographical area in which the facility is located. Medicare also imposes annual per Medicare beneficiary caps that limited Medicare coverage to $1,500 for outpatient rehabilitation services (including both physical therapy and speech-language pathology services) and $1,500 for outpatient occupational health services, including deductible and co-insurance amounts. The caps were to be increased beginning in 2002 by application of an inflation index. Subsequent legislation imposed a moratorium on the application of these limits for the years 2000-2005. In the Deficit Reduction Act, Congress finally removed the moratorium for 2006 but replaced it with a so-called “exceptions” process that allows physicians to over-ride the cap by documenting the medical necessity of the service. The exceptions process exists for only one year and will expire on December 31, 2006. We cannot assure you that one or more of our outpatient rehabilitation clinics will not exceed the caps, or whether or not the exceptions will apply, in the future.

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

Historically, outpatient rehabilitation services have been subject to scrutiny by the Medicare program for, among other things, medical necessity, appropriate documentation, supervision of therapy aides and students, and billing for group therapy. CMS has issued guidance to clarify that services performed by a student are not reimbursable even if provided under “line of sight” supervision of the therapist. Likewise, CMS has reiterated that Medicare does not pay for services provided by aides regardless of the level of supervision. CMS also has issued instructions that outpatient physical and occupational therapy services provided simultaneously to two or more individuals by a practitioner should be billed as group therapy services.

Inpatient Rehabilitation Facilities.  Inpatient rehabilitation facilities are paid under a prospective payment system. Under this system, each patient discharged from an inpatient rehabilitation facility is assigned to a case mix group containing patients with similar clinical problems that are expected to require comparable resources. An inpatient rehabilitation facility is generally paid a predetermined, fixed amount applicable to the assigned case mix group (subject to certain case and facility level adjustments). The prospective payment system for inpatient rehabilitation facilities also includes special payment policies that adjust the payments for some patients based on length of stay, facility costs, whether the patient was discharged and subsequently readmitted, and other factors.

Medicaid

Medicaid is a joint federal and state funded health insurance program for certain low-income individuals. Medicaid reimburses healthcare providers using a number of different systems, including cost-based, prospective payment, and negotiated rate systems. Rates are also subject to adjustment based on statutory and regulatory changes, administrative rulings, interpretations of policy by individual state agencies, and certain government funding limitations. Medicaid payments accounted for 5.0%, 4.6%, and 5.1%, respectively, of our net service revenue for the years ended December 31, 2005, 2004, and 2003.

Non-Governmental Payors

A portion of our net service revenue comes from private payor sources. These sources include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies, and employers, as well as patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs and the non-governmental payors, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations on patients has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. However, the majority of our billed services are paid in full by Medicare, Medicaid or private insurance. The only setting in which co-payments are significant is in connection with services billed by our outpatient rehabilitation clinics, which clinics account for only 3.0%, 2.4%, and 0.0%, respectively, of our consolidated net service revenue for the years ended December 31, 2005, 2004, and 2003. Accordingly, co-payments from patients do not represent a material portion of our billed revenue and corresponding accounts receivable. To further reduce their healthcare costs, most insurance companies, health maintenance organizations, preferred provider organizations, and other managed care companies have negotiated discounted fee structures or fixed amounts for services performed, rather than paying healthcare providers the amounts billed. Our results of operations may be negatively affected if these organizations are successful in negotiating further discounts. Payments from non-governmental payors accounted for 9.9%, 10.8%, and 11.8%, respectively, of our net service revenue for the years ended December 31, 2005, 2004, and 2003.

Government Regulations

General

The healthcare industry is highly regulated, and we are required to comply with federal, state and local laws, which significantly affect our business. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Regulations and policies frequently change, and we monitor these changes through trade and governmental publications and associations. The significant areas of federal and state regulatory laws that could affect our ability to conduct our business include the following:

•	Medicare and Medicaid participation and reimbursement;

•	the federal Anti-Kickback Statute and similar state laws;

•	the federal Stark Law and similar state laws;

•	false and other improper claims;

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA;

•	civil monetary penalties;

•	environmental health and safety laws;

•	licensing; and

•	certificates of need and permits of approval.

If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal and state healthcare programs. Although we believe we are in material compliance with all applicable laws, these laws are complex and a review of our practices by a court or law enforcement or regulatory authority could result in an adverse determination that could harm our business. Furthermore, the laws applicable to us are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business.

Medicare Participation

During the year ended December 31, 2005, 2004, and 2003, 85.1%, 84.6% and 83.1%, respectively, of our net service revenue was received from Medicare. We expect to continue to receive the majority of our net service revenue from serving Medicare beneficiaries. Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled. To participate in the Medicare program and receive Medicare payments, our agencies and facilities must comply with regulations promulgated by CMS. Among other things, these requirements, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care. Although we intend to continue to participate in the Medicare reimbursement programs, we cannot assure you that our agencies and programs will continue to qualify for participation.

Under Medicare rules, the designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately-certified Medicare provider, a department of a provider or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included in the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. We operate three long-term acute care hospitals that are treated as provider-based satellites of certain of our other facilities. We also provide contract rehabilitation and management services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.

Anti-Kickback Statute

Provisions of the Social Security Act of 1965, commonly referred to as the Anti-Kickback Statute, prohibit the payment or receipt of anything of value in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by a federal healthcare program such as Medicare and Medicaid. Violation of the Anti-Kickback Statute is a felony, and sanctions include imprisonment of up to five years, criminal fines of up to $25,000, civil monetary penalties of up to $50,000 per act plus three times the amount claimed or three times the remuneration offered, and exclusion from federal healthcare programs (including the Medicare and Medicaid programs). Many states have adopted similar prohibitions against payments that are intended to induce referrals of Medicaid and other third-party payor patients.

The OIG has published numerous “safe harbors” that exempt some practices from enforcement action under the federal Anti-Kickback Statute. These safe harbors exempt specified activities, including bona-fide employment relationships, contracts for the rental of space or equipment, and personal service arrangements and management contracts, so long as all of the requirements of the safe harbor are met. The OIG has recognized that the failure of an arrangement to satisfy all of the requirements of a particular safe harbor does not necessarily mean that the arrangement violates the Anti-Kickback statute. Nonetheless, we cannot assure you that arrangements that do not satisfy a safe harbor are not in violation of the Anti-Kickback Statute.

We are required under the Medicare conditions of participation and some state licensing laws to contract with numerous healthcare providers and practitioners, including physicians, hospitals and nursing homes, and to arrange for these individuals or entities to provide services to our patients. In addition, we have contracts with other suppliers, including pharmacies, ambulance services and medical equipment companies. We have also entered into various joint ventures with hospitals and physicians for the ownership and management of home nursing agencies and long-term acute care hospitals. Some of these individuals or entities may refer, or be in a position to refer, patients to us, and we may refer, or be in a position to refer, patients to these individuals or entities. We attempt to structure these arrangements in a manner which meets a safe harbor. However, some of these arrangements may not meet all of the requirements of a safe harbor. We believe that our contracts and arrangements with providers, practitioners and suppliers do not violate the Anti-Kickback Statute or similar state laws. We cannot assure you, however, that these laws will ultimately be interpreted in a manner consistent with our practices.

From time to time, various federal and state agencies, such as HHS, issue pronouncements, including fraud alerts, that identify practices that may be subject to heightened scrutiny. For example, the OIG’s 2005 Work Plan describes, among other things, the government’s intention to examine beneficiary access to home nursing services, the quality of home healthcare since implementation of the prospective payment system, payments to long-term acute care hospitals and acute-level services at long-term acute care hospitals.

In June 1995, the OIG issued a special fraud alert that focused on the home nursing industry and identified some of the illegal practices the OIG has uncovered. In March 1998, the OIG issued a special fraud alert titled, Fraud and Abuse in Nursing Home Arrangements with Hospices. This special fraud alert focused on payments received by nursing homes from hospices. We believe, but cannot assure you, that our operations comply with the principles expressed by the OIG in these special fraud alerts.

We endeavor to conduct our operations in compliance with federal and state healthcare fraud and abuse laws, including the Anti-Kickback Statute. However, our practices may be challenged in the future, and the fraud and abuse laws may be interpreted in a way that finds us in violation of these laws. If we are found to be in violation of the Anti-Kickback Statute, we could be subject to civil and criminal penalties, and we could be excluded from participating in federal healthcare programs such as Medicare and Medicaid. The occurrence of any of these events could significantly harm our business and financial condition.

Stark Law

Congress has also passed significant prohibitions against certain physician referrals of patients for healthcare services. These prohibitions are commonly known as the Stark Law. The Stark Law prohibits a physician from making referrals for particular healthcare services (called designated health services) to entities with which the physician, or an immediate family member of the physician, has a financial relationship.

The term “financial relationship” is defined very broadly to include most types of ownership or compensatory relationships. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties and could be excluded from participating in the Medicare or Medicaid programs. If an arrangement is covered by the Stark Law, the requirements of a Stark Law exception must be met for the physician to be able to make referrals to the entity for designated health services and for the entity to be able to bill for these services.

“Designated health services” under the Stark Law are defined to include clinical laboratory services; physical therapy services; occupational therapy services; radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment, and supplies; prosthetics, orthotics, and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. The Stark Law defines a financial relationship to include: (1) a physician’s ownership or investment interest in an entity and (2) a compensation relationship between a physician and an entity. Under the Stark Law, financial relationships include both direct and indirect relationships.

Physicians refer patients to us for several Stark Law designated health services, including home health services, inpatient and outpatient hospital services, and physical therapy services. We have compensation arrangements with some of these physicians or their professional practices in the form of medical director and consulting agreements. We also have operations owned by joint ventures in which physicians have an investment interest. In addition, other physicians who refer patients to our agencies and facilities may own our stock. As a result of these relationships, we could be deemed to have a financial relationship with physicians who refer patients to our facilities and agencies for designated health services. If so, the Stark Law would prohibit the physicians from making those referrals and would prohibit us from billing for the services unless a Stark Law exception applies.

The Stark Law contains exceptions for certain physician ownership or investment interests in and certain physician compensation arrangements with entities. If a compensation arrangement or investment relationship between a physician, or a physician’s immediate family member, and an entity satisfies all requirements for a Stark Law exception, the Stark Law will not prohibit the physician from referring patients to the entity for designated health services. The exceptions for compensation arrangements cover employment relationships, personal services contracts, and space and equipment leases, among others. The exceptions for a physician investment relationship include ownership in an entire hospital and ownership in rural providers. We believe our compensation arrangements with referring physicians and our physician investment relationships meet the requirements for an exception under the Stark Law and that our operations comply with the Stark Law.

The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock. If a physician owns stock in an entity, and the stock is listed on a national exchange or is quoted on Nasdaq and the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. The requirements for this Stark Law exception include a requirement that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2005, we have exceeded $75.0 million in stockholders’ equity.

If an entity violates the Stark Law, it could be subject to civil penalties of up to $15,000 per prohibited claim and up to $100,000 for knowingly entering into certain prohibited referral schemes. The entity also may be excluded from participating in federal healthcare programs (including Medicare and Medicaid). If the Stark Law was found to apply to our relationships with referring physicians and no exceptions under the Stark Law were available, we would be required to restructure these relationships or refuse to accept referrals for designated health services from these physicians. If we were found to have submitted claims to Medicare or Medicaid for services provided pursuant to a referral prohibited by the Stark Law, we would be required to repay any amounts we received from Medicare for those services and could be subject to civil monetary penalties. Further, we could be excluded from participating in Medicare and Medicaid. If we were required to repay any amounts to Medicare, subjected to fines, or excluded from the Medicare and Medicaid Programs, our business and financial condition would be harmed significantly.

Many states have physician relationship and referral statutes that are similar to the Stark Law. These laws generally apply regardless of payor. We believe that our operations are structured to comply with applicable state laws with respect to physician relationships and referrals. However, any finding that we are not in compliance with these state laws could require us to change our operations or could subject us to penalties. This, in turn, could have a negative impact on our operations.

False and Improper Claims

The submission of claims to a federal or state healthcare program for items and services that are “not provided as claimed” may lead to the imposition of civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in state and federally funded healthcare programs, including the Medicare and Medicaid programs. These false claims statutes include the Federal False Claims Act. Under the Federal False Claims Act, actions against a provider can be initiated by the federal government or by a private party on behalf of the federal government. These private parties are often referred to as qui tam relators, and relators are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam actions have increased significantly in recent years. This development has increased the risk that a healthcare company like us will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation arising out of false claims laws. Many states have enacted similar laws providing for the imposition of civil and criminal penalties for the filing of fraudulent claims. Because of the complexity of the government regulations applicable to our industry, we cannot assure that we will not be the subject of an action under the Federal False Claims Act or similar state law.

Anti-fraud Provisions of the Health Insurance Portability and Accountability Act of 1996

In an effort to combat healthcare fraud, Congress included several anti-fraud measures in HIPAA. Among other things, HIPAA broadened the scope of certain fraud and abuse laws, extended criminal penalties for Medicare and Medicaid fraud to other federal healthcare programs, and expanded the authority of the OIG to exclude persons and entities from participating in the Medicare and Medicaid programs. HIPAA also extended the Medicare and Medicaid civil monetary penalty provisions to other federal healthcare programs, increased the amounts of civil monetary penalties, and established a criminal healthcare fraud statute.

Federal healthcare offenses under HIPAA include healthcare fraud and making false statements relating to healthcare matters. Under HIPAA, among other things, any person or entity that knowingly and willfully defrauds or attempts to defraud a healthcare benefit program is subject to a fine, imprisonment or both. Also under HIPAA, any person or entity that knowingly and willfully falsifies or conceals or covers up a material fact or makes any materially false or fraudulent statements in connection with the delivery of or payment of healthcare services by a healthcare benefit plan is subject to a fine, imprisonment or both. HIPAA applies not only to governmental plans but also to private payors.

Administrative Simplification Provisions of HIPAA

HHS’s final regulations governing electronic transactions involving health information are part of the administrative simplification provisions of HIPAA. These regulations are commonly referred to as the Transaction Standards rule. The rule establishes standards for eight of the most common healthcare transactions by reference to technical standards promulgated by recognized standards publishing organizations. Under the new standards, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. This rule will apply to us in connection with submitting and processing health claims. The Transaction Standards rule also applies to many of our payors and to our relationships with those payors. Since many of our payors might not have been able to accept transactions in the format required by the Transaction Standards rule by the original compliance date, we filed a timely compliance extension plan with HHS. We believe that our operations materially comply with the Transaction Standards rule.

HHS also has final regulations implementing HIPAA that set forth standards for the privacy of individually-identifiable health information, referred to as protected health information. The regulations cover healthcare providers, healthcare clearinghouses and health plans. The privacy regulations require companies covered by the regulations to use and disclose protected health information only as allowed by the privacy regulations. Specifically, the privacy regulations require companies such as us to do the following, among other things:

•	obtain patient authorization prior to certain uses or disclosures of protected health information;

•	provide notice of privacy practices to patients and obtain an acknowledgement that the patient has received the notice;

•	respond to requests from patients for access to or to obtain a copy of their protected health information;

•	respond to patient requests for amendments of their protected health information;

•	provide an accounting to patients of certain disclosure of their protected health information;

•	enter into agreements with the companies’ business associates through which the business associates agree to use and disclose protected health information only as permitted by the agreement and the requirements of the privacy regulations;

•	train the companies’ workforce in privacy compliance;

•	designate a privacy officer;

•	use and disclose only the minimum necessary information to accomplish a particular purpose; and

•	establish policies and procedures with respect to uses and disclosures of protected health information.

These regulatory requirements impose significant administrative and financial obligations on companies that use or disclose individually identifiable health information relating to the health of a patient. We have implemented new policies and procedures to maintain patient privacy and comply with HIPAA’s privacy regulations. The privacy regulations are extensive, and we may need to change some of our practices to comply with them as they are interpreted and as we deal with issues that arise.

In February 2003, HHS published the final security regulations implementing HIPAA that govern the security of health information. The compliance date for the security regulations was April 21, 2005. The security regulations require the implementation of policies and procedures that establish administrative, physical, and technical safeguards for electronic protected health information. Companies covered by the security regulations are required to ensure the confidentiality, integrity, and availability of electronic protected health information. Specifically, among others things, companies are required to:

•	conduct a thorough assessment of the potential risks and vulnerabilities to confidentiality, integrity, and availability of electronic protected health information and to reduce the risks and vulnerabilities to a reasonable and appropriate level as required by the security regulations;

•	designate a security officer;

•	establish policies relating to access by the companies’ workforce to electronic protected health information;

•	enter into agreements with the companies’ business associates whereby business associates agree to establish administrative, physical, and technical safeguards for electronic protected health information received from or on behalf of the companies;

•	create a disaster and contingency plan to ensure the availability of electronic protected health information;

•	train the companies’ workforce in security compliance;

•	establish physical controls for electronic devices and media containing or transmitting electronic protected health information;

•	establish policies and procedures regarding the use of workstations with access to electronic protected health information; and

•	establish technical controls for the information systems maintaining or transmitting electronic protected health information.

These regulatory requirements impose significant administrative and financial obligations on companies like us that use or disclose electronic health information. Our operations are in compliance with the security regulations.

Civil Monetary Penalties

The Secretary of HHS may impose civil monetary penalties on any person or entity that presents, or causes to be presented, certain ineligible claims for medical items or services. The amount of penalties varies depending on the offense, from $2,000 to $50,000 per violation, plus treble damages for the amount at issue and exclusion from federal healthcare programs (including Medicare and Medicaid).

HHS also can impose penalties on a person or entity who offers inducements to beneficiaries for program services, who violates rules regarding the assignment of payments or who knowingly gives false or misleading information that could reasonably influence the discharge of patients from a hospital. Persons who have been excluded from a federal healthcare program and who retain ownership in a participating entity and persons who contract with excluded persons may be penalized.

HHS also can impose penalties for false or fraudulent claims and those that include services not provided as claimed. In addition, HHS may impose penalties on claims:

•	for physician services that the person or entity knew or should have known were rendered by a person who was unlicensed, or misrepresented either (1) his or her qualifications in obtaining his or her license or (2) his or her certification in a medical specialty;

•	for services furnished by a person who was, at the time the claim was made, excluded from the program to which the claim was made; or

•	that show a pattern of medically unnecessary items or services.

Penalties also are applicable in certain other cases, including violations of the federal Anti-Kickback Statute, payments to limit certain patient services and improper execution of statements of medical necessity.

Environmental Health and Safety Laws

We are subject to federal, state and local regulations governing the storage, use and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental laws and regulations. We do not have any material estimated capital expenditures related to compliance with environmental, health and safety laws through calendar year 2006.

Licensing

Our agencies and facilities are subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. In order to assure continued compliance with these various regulations, governmental and other authorities periodically inspect our agencies and facilities. Additionally, healthcare professionals at our agencies and facilities are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees and agents possess all necessary licenses and certifications.

The institutional pharmacy operations within our facility-based services segment are subject to regulation by the various states in which business is conducted as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the United States Drug Enforcement Administration, dispensers of controlled substances must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties.

JCAHO is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Currently, JCAHO accreditation of home nursing agencies is voluntary. However, managed care organizations use JCAHO accreditation as a minimum standard for regional and state contracts. As of December 31, 2005, JCAHO had accredited 33 of our home nursing agencies. Those not yet accredited are working towards achieving this accreditation, which can take up to six months.

Certificate of Need and Permit of Approval Laws

In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing or expanding certain health services or facilities. States with certificate of need or permit of approval laws place limits on both the construction and acquisition of healthcare facilities and operations and the expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding amounts that involve certain facilities or services, including home nursing agencies. In addition, the state of Louisiana has imposed a moratorium on the issuance of new licenses for home nursing agencies that is effective until July 1, 2008. Of the 15 states in which intend to pursue expansion opportunities Alabama, Arkansas, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia have certificate of need or permit of approval laws. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program.

State certificate of need and permit of approval laws generally provide that, prior to the addition of new capacity, the construction of new facilities or the introduction of new services, a designated state health planning agency must determine that a need exists for those beds, facilities or services. The process is intended to promote comprehensive healthcare planning, assist in providing high quality healthcare at the lowest possible cost and avoid unnecessary duplication by ensuring that only those healthcare facilities and operations that are needed will be built and opened.

Employees

As of December 31, 2005 we had 3,415 employees, of which 1,680 were full-time and 1,735 were part-time employees, and approximately 530 independent contractors. None of our employees is subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.

Insurance

We are subject to claims and legal actions in the ordinary course of our business. To cover claims that may arise, we maintain professional malpractice liability insurance, general liability insurance, automobile liability insurance, and workers’ compensation/employer’s liability in amounts that we believe are appropriate and sufficient for our operations. We maintain professional malpractice and general liability insurance that provide primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. We maintain workers’ compensation insurance that meets state statutory requirements with a primary employer liability limit of $1.0 million for Louisiana, Mississippi, Alabama, Arkansas, and Texas and $100,000 in West Virginia. We maintain Automobile Liability for all owned, hired, and non-owned autos with a primary limit of $1.0 million. In addition, we currently maintain multiple layers of umbrella coverage in the aggregate amount of $10.0 million that provides excess coverage for professional malpractice, general liability, automobile liability and employer’s liability. We also currently maintain Directors and Officers liability insurance in the aggregate amount of $15.0 million. The cost and availability of such coverage has varied widely in recent years. While we believe that our insurance policies and coverage are adequate for a business enterprise of our type, we cannot assure you that our insurance coverage is sufficient to cover all future claims or that it will continue to be available in adequate amounts or at a reasonable cost.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our internet website at www.lhcgroup.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors

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

For the years ended December 31, 2005, 2004 and 2003, we received 85.1%, 84.6% and 83.1%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. Reductions in Medicare reimbursement could be caused by many factors, including:

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

We generally receive fixed payments from Medicare for our services based on the level of care provided to our patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing these services. Medicare currently provides for an annual adjustment of the various payment rates, such as the base episode rate for our home nursing services, based upon the increase or decrease of the medical care expenditure category of the Consumer Price Index, which may be less than actual inflation. This adjustment could be eliminated or reduced in any given year. Our base episode rate for home nursing services is also subject to an annual market basket adjustment. The increase in the market basket adjustment for 2006 has been eliminated. Further, Medicare routinely reclassifies home health resource groups and long-term care diagnosis-related groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our net income could be adversely impacted.

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

In addition, if our long-term acute care hospitals fail to meet or maintain the standards for Medicare certification as long-term acute care hospitals, such as for average minimum length of patient stay, they will receive reimbursement under the prospective payment system applicable to general acute care hospitals rather than the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in our long-term acute care hospitals receiving less Medicare reimbursement than they currently receive for their patient services. Moreover, seven of our long-term acute care hospitals are subject to additional Medicare criteria because they operate as separate hospitals located in space leased from, and located in, a general acute care hospital, known as a host hospital. This is known as a “hospital within a hospital” model. These additional criteria include requirements concerning financial and operational separateness from the host hospital. If several of our long-term acute care hospitals were subject to payment as general acute care hospitals or fail to comply with the separateness requirements, our net service revenue and net income would decline.

CMS has adopted regulations that could materially and adversely impact the revenue and net income of our long-term acute care hospitals.

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

Of our seven long-term acute care hospital locations that are classified as hospitals within a hospital, five are physically located in a non-MSA. Of these five locations, two are satellite locations of a parent hospital that is located in a MSA. Based on our discussions with CMS, we believe these satellite locations will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations. For the twelve months ended December 31, 2005, on an individual basis, one of our long-term acute care hospital locations admitted less than 50.0% of its patients from its host hospital, four of our long-term acute care hospital locations admitted between 50.0% and 75.0% of their patients from their host hospitals and two of our long-term acute care hospital locations admitted more than 75.0% of its patients from its host hospital. Our remaining long-term acute care hospital is not a hospital within a hospital; therefore, it is not subject to these limits on host hospital referrals. For the twelve months ended December 31, 2005, two of our long-term acute care hospital locations admitted a higher percentage of their patients from their host hospitals than the percentage of Medicare discharges admitted from their host hospitals in the 2004 cost reporting year.

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

In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would result in major changes in the healthcare system, either at the national or state level. Many of these proposals have been introduced in an effort to reduce costs. For example, the MMA allocated significant additional funds to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries. If these increased funding levels achieve their intended result, the rate of growth in the Medicare fee-for-service market could decline. For the years ended December 31, 2005, 2004 and 2003, we received 85.1%, 84.6%, and 83.1%, respectively, of our net service revenue from the Medicare fee-for-service market. Among other proposals that have been introduced are insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance or plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any of the above proposals, or any other future proposals, will be adopted. If adopted, we could be forced to expend considerable resources to comply with and implement such reforms.

Approximately 80% of our net service revenue is currently generated in Louisiana, making us particularly sensitive to economic and other conditions in that state.

Our Louisiana agencies and facilities accounted for approximately 79.5%, 82.8%, and 89.0% of net service revenue during the years ended December 31, 2005, 2004 and 2003, respectively. Any material change in the current economic or competitive conditions in Louisiana, which could result from events such as the implementation of certificate of need regulations or changes in state tax laws, could have a disproportionate effect on our overall business results.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

Our market areas in the southern United States are susceptible to hurricanes. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. In late summer 2005, Hurricane Katrina and Hurricane Rita struck the Gulf Coast region of the United States and caused extensive and catastrophic physical damage to those areas. While we believe we have recovered from the effects of Hurricane Katrina and Hurricane Rita, future hurricanes could affect our operations or the economies in those market areas and result in damage to certain of our facilities and the equipment located at such facilities, or equipment on rent with customers in those areas. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes.

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

As of December 31, 2005, we have entered into 33 joint ventures for the ownership and operation of 38 home nursing agency locations, two hospices, and six long-term acute care hospital locations. Of these 33 joint ventures, 21 are with hospitals, five are with physicians and seven are with other parties. Our joint venture relationships are structured as either equity joint ventures, cooperative endeavors or license leasing arrangements. Our joint ventures with hospitals and physicians are governed by the federal anti-kickback statute and similar state laws. These anti-kickback statutes prohibit the payment or receipt of anything of value in return for referrals of patients or services covered by governmental healthcare programs, such as Medicare. The Office of Inspector General of the Department of Health and Human Services has published numerous safe harbors that exempt qualifying arrangements from enforcement under the federal anti-kickback statute. We have sought to satisfy as many safe harbor requirements as possible in structuring these joint ventures. For example, each of our equity joint ventures with hospitals and physicians is structured in accordance with the following principles:

•	The investment interest offered is not based upon actual or expected referrals by the hospital or physician;

•	Our joint venture partners are not required to make or influence referrals to the joint venture;

•	At the time the joint venture is formed, each hospital or physician joint venture partner is required to make an actual capital contribution to the joint venture equal to the fair market value of its investment interest and is at risk to lose its investment;

•	Neither we nor the joint venture entity lends funds to or guarantees a loan to acquire interests in the joint venture for a hospital or physician; and

•	Distributions to our joint venture partners are based solely on their equity interests and not affected by referrals from the hospital or physician;

Although we have sought to satisfy as many safe harbor requirements as possible, our joint ventures may not satisfy all elements of the safe harbor requirements.

Our five joint ventures with physicians are also governed by the federal Stark Law and similar state laws, which restrict physicians from making referrals for particular healthcare services to entities with which the physicians or their families have a financial relationship. We also believe we have structured our physician joint ventures in a way that meets applicable exceptions under the federal Stark Law and similar state physician referral laws. For example, we believe our two physician joint ventures for a home nursing agency complies with the rural provider exception to the Stark Law and that our three physician joint ventures for long-term acute care hospitals comply with the whole hospital exception to the Stark Law.

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

Our success depends upon the continued employment of certain members of our senior management, including our co-founder, President, Chief Executive Officer and Chairman, Keith G. Myers, our Senior Vice President, Chief Financial Officer, Treasurer and Director, R. Barr Brown, our Executive Vice President, Chief Operating Officer, Secretary and Director, John L. Indest, and our Senior Vice President and Director of Business Development, Daryl J. Doise. We have entered into an employment agreement with each of these officers in an effort to further secure their employment. In addition, we have key employee life insurance policies, of which we are the beneficiary, in the amount of $2.0 million, $1.0 million and $500,000 on the lives of Messrs. Myers, Brown and Indest, respectively. The loss of service of any of these officers could have a material adverse effect on our operations if we were unable to find a suitable replacement. For example, Mr. Brown has recently announced that he will be resigning effective July 1, 2006 to pursue other business opportunities. If we are unable to find a suitable replacement for Mr. Brown, our business and financial condition could be adversely affected.

If we are subject to substantial malpractice or other similar claims, our net income could be materially, adversely impacted.

The services we offer have an inherent risk of professional liability and related, substantial damage awards. We and the nurses and other healthcare professionals who provide services on our behalf may be the subject of medical malpractice claims. These nurses and other healthcare professionals could be considered our agents and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance that provides primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. In addition, we maintain multiple layers of umbrella coverage in the aggregate amount of $10.0 million that provide excess coverage for professional malpractice and other liabilities. We are responsible for deductibles and amounts in excess of the limits of our coverage. Claims that could be made in the future in excess of the limits of such insurance, if successful, could materially, adversely affect our ability to conduct business or manage our assets. In addition, our insurance coverage may not continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.

The application of state certificate of need and permit of approval regulations and compliance with federal and state licensing requirements could substantially limit our ability to operate and grow our business.

Our ability to expand operations in a state will depend on our ability to obtain a state license to operate. States may have a limit on the number of licenses they issue. For example, as of December 31, 2005 we operated 48 home nursing agencies in Louisiana. Louisiana currently has a moratorium on the issuance of new home nursing agency licenses through July 1, 2008. We cannot predict whether this moratorium will be extended beyond this date or whether any other states in which we currently operate, or may wish to operate in the future, may adopt a similar moratorium.

In addition to the moratorium imposed by the state of Louisiana, nine of the states in which we currently operate, or plan to operate in the future, require healthcare providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction or expansion of healthcare facilities, to make certain capital expenditures or to make changes in services or bed capacity. Of the states in which we currently operate, or intend to operate in the future, Alabama, Arkansas, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia have certificate of need or permit of approval laws. In granting approval, these states consider the need in the service area for additional or expanded healthcare facilities or services. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.

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

In addition to our Service Value Point system, we also depend on other non-proprietary third-party accounting and billing software systems. We have recently converted to a third-party software information system for our long-term acute care hospitals. Additionally, we have recently completed the process of consolidating our various home nursing agency databases into an enterprise-wide system, which was fully implemented at June 30, 2005. As a result of the implementation of this system, we experienced a one-time delay in processing billings of approximately two to three weeks. As of December 31, 2005, billings are being processed in a timely manner. Problems with, or the failure of, these systems could negatively impact our clinical performance and our management and reporting capabilities. Any such problems or failure could materially and adversely affect our operations and reputation, result in significant costs to us, cause delays in our ability to bill Medicare or other payors for our services, or impair our ability to provide our services in the future. The costs incurred in correcting any errors or problems with regard to our proprietary and non-proprietary software may be substantial and could adversely affect our net income.

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

We have grown significantly over the past four years. As we continue to expand our markets, our growth could strain our resources, including management, information and accounting systems, regulatory compliance, logistics, and other internal controls. Our resources may not keep pace with our anticipated growth. If we do not manage our expected growth effectively, our future prospects could be affected adversely.

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

As of December 31, 2005, we had cash of $17.4 million. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with a revolving line of credit of approximately $22.5 million available under our senior secured credit facility, which, subject to certain conditions, may be increased to $25.0 million, will be sufficient to fund our growth strategy and to meet our currently anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months. If our future net service revenue or cash flow from operations is less than we currently anticipate, we may not have sufficient funds to implement our growth strategy. Further, we cannot readily predict the timing, size, and success of our acquisition and internal development efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing.

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

Our executive officers and directors, and individuals or entities affiliated with them, beneficially own an aggregate of approximately 32.6% of our outstanding common stock. The interests of these stockholders may differ from your interests. If they were to act together, these stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, business combinations, the amendment of our certificate of incorporation and other significant corporate actions.

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

The net proceeds to us from our initial public offering were approximately $41.6 million, after deducting underwriting discounts and commissions and offering expenses. Our board of directors and senior management has broad discretion over the use and investment of the net proceeds of this offering and they may apply these proceeds to uses that you may not consider desirable. The failure of management to apply these funds effectively could harm our business.

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

As a public company, we incur significant legal, accounting and other expenses associated with our public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and the rules of the SEC and Nasdaq. We expect these requirements to continue increasing our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect to continue incurring significant costs in connection with the assessment of our internal controls. We also expect these new rules and regulations may make it more expensive for us to obtain director and officer liability insurance. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we identify deficiencies in our internal control over financial reporting, our business and our stock price could be adversely affected.

Beginning with our annual report for the year ending December 31, 2006, we will be required to report on the effectiveness of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley. Under Section 404, we will be required to assess the effectiveness of our internal control over financial reporting and report our conclusion in our annual report. Our auditor will also be required to report its conclusion regarding the effectiveness of our internal control over financial reporting. The existence of one or more material weaknesses would require us and our auditor to conclude that our internal control over financial reporting is not effective. If there are identified deficiencies in our internal control over financial reporting, we could be subject to regulatory scrutiny and a loss of public confidence in our financial reporting, which could have an adverse effect on our business and our stock price. For example, as noted in Item 9A in this annual report on Form 10-K, our auditor issued a management letter to us which noted a material weakness in our internal control over financial reporting related to re-billed accounts.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 31, 2005 we owned or managed 64 locations in Louisiana, five in Alabama, five in Arkansas, 20 in Mississippi, seven in Texas, and one in West Virginia. Our home office is located in Lafayette, Louisiana in 19,159 square feet of leased office space, under a lease that commenced on March 1, 2004 and expires February 28, 2014. Typically, our home nursing agencies are located in leased facilities. Generally, the leases for our home nursing agencies have initial terms of one year, but range from one to five years. Most of the leases either contain multiple options to extend the lease period in one-year increments or convert to a month-to-month lease upon the expiration of the initial term. Seven of our long-term acute care hospitals locations are hospitals within a hospital, meaning we have a lease or sublease for space with the host hospital. Generally, our leases or subleases for long-term acute care hospitals have initial terms of five years, but range from three to ten years. Most of our leases and subleases for our long-term acute care hospitals contain multiple options to extend the term in one-year increments.

Item 3.	Legal Proceedings

We are involved in litigation and proceedings in the ordinary course of our business. We do not believe that the outcome of any of the matters in which we are currently involved, individually or in the aggregate, will have a material adverse effect upon our business, financial condition, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Holders

The Company’s common stock trades on the NASDAQ National Market under the symbol “LHCG.” As of March 21, 2006, there were approximately 123 registered holders of record of the Company’s common stock and the Company believes there are approximately 1,360 beneficial holders.

Dividend Policy

For the years ended December 31, 2005, and 2004, we distributed $227,000 and $445,000, respectively, to our stockholders in the form of cash dividends. The Company has not paid any dividends on its common stock since the initial public offering and does not anticipate paying dividends in the foreseeable future. We currently intend to retain future earnings, if any, to support the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and subject to any requirements under our then existing credit facility.

Price Range of Common Stock

The following table provides the high and low prices of the Company’s Common Stock during 2005 as quoted by Nasdaq National Market.

	High	Low

2nd Quarter 2005 (beginning on June 9, 2005, the date of the initial public offering)	$18.18	$16.87
3rd Quarter 2005	$20.87	$15.45
4th Quarter 2005	$17.43	$15.32

Offering Proceeds

The Registration Statement on Form S-1 (File No. 333-120792) for our initial public offering was declared effective on June 9, 2005, and on June 14, 2005 we closed the initial public offering of our common stock. The managing underwriters for the offering were Jefferies & Company, Inc. and Legg Mason Wood Walker, Incorporated. We registered a total of 5,520,000 shares of which we sold 3,500,000 shares and certain of our existing stockholders sold an aggregate of 2,020,000 shares. Of the 2,020,000 shares sold by our existing stockholders, 720,000 were sold in connection with the exercise of the over-allotment option by the managing underwriters. The aggregate price to the public, including the shares sold in the over-allotment option was $77,280,000. We did not receive any proceeds from the shares sold by our stockholders. As of December 31, 2005, the aggregate amount of expenses incurred by us in connection with our initial public offering was approximately $7,393,000, including $3,430,000 in underwriting discounts and commissions and

$3,963,000 in other offering expenses. None of our net offering expenses were paid directly or indirectly to any of our officers, directors or 10% shareholders.

The net offering proceeds received by us, after deducting the total expenses of $7,393,000, were approximately $41,607,000. As of December 31, 2005, approximately $21.9 million of the net offering proceeds have been used to repay the following indebtedness: (1) $21.1 million on our credit facility, bearing interest at prime plus 1.5% and due April 10, 2010, with Residential Funding Corporation; (2) $643,000 of outstanding obligations under our loan agreement, bearing interest at 12.0% and due July 1, 2006, with The Catalyst Fund, Ltd. and Southwest/Catalyst Capital, Ltd.; and (3) approximately $178,000 of outstanding indebtedness assumed by us in connection with acquisitions completed by us in 2004. Additionally, $2.4 million has been used to pay minority interest holders for their interests and $9.3 million has been used to fund acquisitions since the initial public offering. None of the offering proceeds were paid directly or indirectly to any of our officers, directors, or 10% stockholders. The balance of the net offering proceeds has been invested in short-term, investment graded, interest-bearing securities.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is derived from our audited consolidated financial statements for each of the years ended December 31, 2001 through December 31, 2005. The financial data for the years ended December 31, 2005, 2004 and 2003 should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations” included herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands except share and per share data)

Consolidated Statements of Income Data:
Net service revenue	$162,549	$122,980	$72,365	$48,950	$28,208
Cost of service revenue	88,343	63,249	37,146	23,438	13,466

Gross margin	74,206	59,731	35,219	25,512	14,742
General and administrative expenses	49,884	37,926	24,761	16,430	11,011
Impairment loss	—	—	31	—	—
Equity-based compensation expense(1)	3,856	1,788	864	124	111

Operating income	20,466	20,017	9,563	8,958	3,620
Interest expense	1,068	1,189	1,226	1,135	411
Non-operating (income) loss, including gain on sale of assets	(595)	150	(106)	(124)	(325)

Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	19,993	18,678	8,443	7,947	3,534
Income tax expense	5,364	5,605	2,320	2,139	1,151
Minority interest and cooperative endeavor allocations	4,527	4,046	2,837	2,699	1,355

Income from continuing operations	10,102	9,027	3,286	3,109	1,028
Loss from discontinued operations, net	—	(26)	(443)	(267)	(241)
Gain on sale of discontinued operations, net	—	312	—	—	—

Net income	10,102	9,313	2,843	2,842	787
Change in the redemption value of redeemable minority interests	1,476	—	—	—	—

Net income available to common stockholders	$8,626	$9,313	$2,843	$2,842	$787

Earnings per share-basic(2):
Income from continuing operations	$0.69	$0.75	$0.27	$0.26	$0.09
Loss from discontinued operations	—	—	(0.03)	(0.02)	(0.02)
Gain on sale of discontinued operations, net	—	0.02	—	—	—

Net income	0.69	0.77	0.24	0.24	0.07
Change in the redemption value of redeemable minority interests	(0.10)	—	—	—	—

Net income available to common stockholders	$0.59	$0.77	$0.24	$0.24	$0.07

Earnings per share-diluted(2):
Income from continuing operations	$0.69	$0.74	$0.26	$0.26	$0.08
Loss from discontinued operations	—	—	(0.03)	(0.02)	(0.02)
Gain on sale of discontinued operations, net	—	0.02	—	—	—

Net income	0.69	0.76	0.23	0.24	0.06
Change in the redemption value of redeemable minority interests	(0.10)	—	—	—	—

Net income available to common stockholders	$0.59	$0.76	$0.23	$0.24	$0.06

Weighted average shares outstanding(2):
Basic	14,628,737	12,085,154	12,085,154	11,926,226	11,756,423
Diluted	14,684,639	12,145,150	12,114,675	12,084,538	12,241,912
Cash dividends declared per common share	.009	.039	.016	.013	.009

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Consolidated Balance Sheet Data:
Cash	$17,398	$2,911	$1,725	$3,179	$132
Total assets	104,618	47,519	27,915	21,485	10,033
Total debt	5,427	18,275	12,277	10,542	6,162
Total stockholders’ equity (deficit)	78,444	16,351	6,909	3,593	(403)

(1)	Equity-based compensation expense is allocated as follows:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Cost of service revenue	$565	$58	$5	$—	$—
General and administrative expenses	3,291	1,730	859	124	111

Total equity-based compensation expense	$3,856	$1,788	$864	$124	$111

(2)	All references to shares and per share amounts have been retroactively restated to reflect our incorporation in the State of Delaware and to give effect to a three-for-two stock split with respect to our common stock as if such events occurred as of the beginning of the earliest period presented. See Note 1 to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed on pages 26 to 37 under the heading “Risk Factors.” Also, please read the cautionary notice regarding forward-looking statements set forth at the beginning of this annual report.

Please read the following discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this annual report on Form 10-K.

Overview

We provide post-acute healthcare services primarily to Medicare beneficiaries in rural markets in the southern United States. We provide these post-acute healthcare services through our home nursing agencies, hospices, long-term acute care hospitals and outpatient rehabilitation clinics. Since our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana, we have grown to 102 locations in Louisiana, Alabama, Arkansas, Mississippi, West Virginia and Texas as of December 31, 2005.

Segments

We operate in two segments for financial reporting purposes: home-based services and facility-based services. We derived 66.1%, 68.7% and 77.7% of our net service revenue during the year ended December 31, 2005, 2004, and 2003, respectively, from our home-based services segment and derived the balance of our net service revenue from our facility-based services segment.

Through our home-based services segment we offer a wide range of services, including skilled nursing, physical, occupational, and speech therapy, medically-oriented social services, and hospice care. As of December 31, 2005, we owned and operated 81 home nursing locations, of which 72 were Medicare-certified, and four Medicare-certified hospices. Of these 85 home-based services locations, 45 are wholly-owned by us and 40 are majority-owned or controlled by us through joint ventures. We also manage the operations of three home nursing agencies and one hospice in which we have no ownership interest. We intend to increase the number of home nursing agencies that we operate through continued acquisition and development, primarily in underserved rural markets, as we implement our growth strategy. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will increase.

We provide facility-based services principally through our long-term acute care hospitals and outpatient rehabilitation clinics. As of December 31, 2005, we owned and operated five long-term acute care hospitals with eight locations, of which all but one are located within host hospitals. We also owned and operated four outpatient rehabilitation clinics and provided contract rehabilitation services to third parties. Of these 12 facility-based services locations, five are wholly-owned by us and seven are majority-owned or controlled by us through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Because of the recent changes in the regulations applicable to long-term acute care hospitals operated as hospitals within hospitals, we do not intend to expand the number of hospital within a hospital long-term acute care hospitals that we operate. Due to our emphasis on expansion through the acquisition and development of home nursing agencies, we anticipate that the percentage of our net service revenue and operating income derived from our facility-based segment will decline.

Development Activities

From January 1, 2001 through December 31, 2005, we acquired all or a majority of the economic interests in 41 home nursing agencies for a total consideration of approximately $12.2 million: 21 in Louisiana, five in Alabama, 10 in Mississippi, four in Texas, one in Arizona, and one in West Virginia. During this same period, we also internally developed 23 home nursing agencies: ten in Louisiana, ten in Mississippi and three in Texas. Also from January 1, 2001 through December 31, 2005, we acquired all or a majority of the economic interests in four hospices, three located in Louisiana and one located in Arkansas, for approximately $212,000 and internally developed a hospice in Mississippi.

From January 1, 2001 through December 31, 2005, we acquired all or a majority of the economic interests in two long-term acute care hospital locations and three outpatient rehabilitation clinics located in Louisiana for approximately $3.6 million. During this same period, we internally developed four long-term acute care hospital locations, one short-term acute care hospital, two inpatient rehabilitation facilities and two outpatient rehabilitation clinics located in Louisiana. During 2005, we converted the short-term acute care hospital and inpatient rehabilitation facilities to long-term acute care hospitals. Since January 2002, we have expanded the number of licensed beds at our long-term acute care hospital locations facilities from 22 beds to 171 beds as of December 31, 2005.

In February 2004, we sold three hospices, two in Louisiana and one in Mississippi, and one home nursing agency in Louisiana for $500,000. Also in February 2004, we sold one inpatient rehabilitation facility located in Louisiana for $129,000 and closed one outpatient rehabilitation clinic and one long-term acute care hospital, both located in Louisiana. In October 2004, we closed one home nursing agency and one outpatient rehabilitation clinic. In December 2004, we closed one home nursing agency. Typically, we sold or closed these locations because they were not performing according to our expectations.

The following table is a summary of our acquisitions, divestitures and internal development activities from January 1, 2001 through December 31, 2005. This table does not include the five management services agreements under which we manage the operations of three home nursing agencies, one hospice and one inpatient rehabilitation facility.

			Long-Term Acute Care
			Hospitals, Short-Term
			Acute Care Hospitals	Outpatient
	Home Nursing		and Inpatient	Rehabilitation
Year	Agencies	Hospices	Rehabilitation Facilities	Clinics

Total at January 1, 2001	20	2	—	2
Developed	1	—	1	—
Acquired	10	1	—	—

Total at January 1, 2002	31	3	1	2
Developed	1	—	2	—
Acquired	7	1	—	—

Total at January 1, 2003	39	4	3	2
Developed	7	1	2	2
Acquired	2	1	2	—

Total at January 1, 2004	48	6	7	4
Developed	10	—	2	—
Acquired	7	—	—	3
Divested/Closed	(3)	(3)	(2)	(2)

Total at January 1, 2005	62	3	7	5
Converted	—	—	1	(1)
Developed	4	—	—	—
Acquired	15	1	—	—

Total at December 31, 2005	81	4	8	4

Recent Developments

Medicare

Home-Based Services.  The current base payment rate for Medicare home nursing is $2,264. Since the inception of the prospective payment system in October 2000, the base episode rate payment has varied due to both the impact of annual market basket based increases and Medicare-related legislation. The passage of the Medicare Modernization Act of 2003, or MMA, resulted in two changes in Medicare reimbursement. First, for episodes ended on or after April  1, 2004 through December 31, 2006, the base episode rate increase (3.6%) was reduced by 0.8% to 2.8%. Secondly, a 5.0% payment increase was provided for services furnished in a non-Metropolitan Statistical Area, or MSA, setting for episodes ending on or after April 1, 2004 and before April 1, 2005. Approximately 46.3%, 41.8%, and 46.7%, respectively, of our net service revenue for the year ended December 31, 2005, 2004, and 2003 was derived from patients who reside in non-MSAs.

Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. The Centers for Medicare & Medicaid Services, or CMS, establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.

On January 1, 2006, a 2.8% market basket increase went into affect along with new Core Based Statistical Area, or CBSA, designations and wage indices. This increase represents a 3.6% market basket update minus the 0.8% reduction mandated by MMA. The one-year Deficit Reduction Act has provided for a one-year Medicare home health market basket reimbursement freeze in 2006, in essence, taking away the original 2.8%

market basket adjustments. This Act also provides a 5.0% rural add on. Under the new CBSA’s we expect to be classified as approximately 60% rural.

In August 2005, CMS announced the payment rates for hospice care furnished from October 1, 2005 through September 30, 2006. These rates are 3.7% more than the rates for the previous year. In addition, CMS announced that the hospice cap amount for the year ending October 31, 2005 is $19,778.

Facility-Based Services.  Under the long-term acute care hospital prospective payment system implemented on October 1, 2002, each patient discharged from our long-term acute care hospitals, or LTCH, is assigned a long-term care diagnosis-related group. CMS establishes these long-term care diagnosis-related groups by categorizing diseases by diagnosis, reflecting the amount of resources needed to treat a given disease. For each patient, we are paid a pre-determined fixed amount applicable to the particular long-term care diagnosis-related group to which that patient is assigned. Effective for discharges on or after October 1, 2005, CMS has published the new relative weights applicable to the long-term care diagnosis-related group system. The updated regulations provide for a 3.4% increase in the standard federal rate, a budget neutrality factor of 0, which became effective July 1, 2005, and a decrease in the cost outlier fixed loss threshold to $10,501. In addition, on May 6, 2005 CMS published a final rule increasing the Medicare payment rates for long-term acute care hospitals by 3.4% for patient discharges taking place on or after July 1, 2005 through June 30, 2006.

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

On January 27, 2006, CMS issued a long-term care hospital PPS proposed rule for the 2007 rate year starting July 1, 2006. The proposed rule provides for no increase in the Medicare payment rates to LTCHs for discharges taking place on or after July 1, 2006 through June 30, 2007. Therefore, CMS is proposing that the LTCH PPS federal rate remain at $38,086.04 for the 2007 rate year. In addition, CMS is proposing to adopt the Rehabilitation, Psychiatric and Long-Term Care (RPL) market basket to replace the excluded hospital with capital market basket that is currently used as the measure of inflation for calculating the annual update to the LTCH PPS federal rate. The proposed rule would also revise the payment adjustment formula for short-stay outlier (SSO) cases, which overall comprise 37% of LTCH PPS discharges. These are cases where the patient is discharged early and the hospital’s costs are significantly below average. The proposed rule makes a number of other regulatory changes aimed at curbing LTCH Medicare margin growth since implementation of the PPS in 2002  —  growth CMS says will reach 7.8% in 2006. CMS also contends that LTCH Medicare margins increased from 8.8% in FY 2003 to 11.7% in FY 2004. The comment period on the proposed rule closed March 20, 2006. A final rule for rate year 2007 is expected this spring.

Under Medicare, we are reimbursed for rehabilitation services based on a fee schedule for services provided adjusted by the geographical area in which the facility is located. Outpatient therapy services are subject to an annual cap of $1,750 per beneficiary effective January 1, 2006. The Deficit Reduction Act of 2005 included a medical review policy to the statutory therapy cap that allows claims over the cap to be approved on a case-by-case basis on the basis of medical necessity. This “exceptions” process is only for one year; it ends on December 31, 2006. We are unable to predict whether Congress will renew the exceptions process this year before it adjourns.

Components of Expenses

Cost of Service Revenue

Our cost of service revenue consists primarily of the following expenses incurred by our clinical and clerical personnel in our agencies and facilities:

•	salaries and related benefits;

•	transportation, primarily mileage reimbursement; and

•	supplies and services, including payments to contract therapists.

General and Administrative Expenses

Our general and administrative expenses consist primarily of the following expenses incurred by our home office and administrative field personnel:

•	Home office:

•	salaries and related benefits;

•	insurance;

•	costs associated with advertising and other marketing activities; and

•	rent and utilities;

•	Supplies and services:

•	accounting, legal and other professional services; and

•	office supplies;

•	Depreciation; and

•	Provision for bad debts.

Equity-Based Compensation Expense

Under our KEEP Plan certain of our employees were granted KEEP Units. The KEEP Units, which have no exercise price, vest over a five-year period. The KEEP Units function as stock appreciation rights whereby an individual is entitled to receive, on a per unit basis, the increase in estimated fair value, as determined by us, of our units from the date of grant until the date upon which the employee dies, retires or is terminated for any reason other than cause. Accordingly, the KEEP Units are subject to variable accounting until such time as the obligation to the employee is settled. At the initial public offering price of $14.00 per share, upon the completion of the offering all obligations relating to our KEEP Units were settled by conversion into shares of our common stock and we incurred a final, non-recurring equity-based compensation charge in the amount of approximately $3.4 million (net of $1.7 million of taxes).

Our equity-based compensation expense is allocated to our home-based and facility-based services segments in accordance with our home office allocation, which is calculated based on the percentage of our net service revenue contributed by each segment during the applicable period.

2005 and 2004 Operational Data

The following table sets forth, for the period indicated, data regarding admissions and Medicare admissions to our home-based segment and patient days and outpatient visits for our facility-based segment. Certain historical data has been restated in order to present a more comparative analysis of the statistical data.

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Year Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005

Home-Based Services Data:
Admissions	4,055	4,180	4,716	4,510	17,461
Medicare admissions	3,168	3,100	3,495	3,274	13,037
Facility-Based Services Data:
Patient days	10,376	10,519	11,437	12,353	44,685
Outpatient visits	11,485	11,639	9,768	8,972	41,864

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Year Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	December 31, 2004

Home-Based Services Data:
Admissions	3,568	3,797	4,445	4,176	15,986
Medicare admissions	2,645	2,872	3,232	3,071	11,820
Facility-Based Services Data:
Patient days	7,166	7,609	8,383	8,865	32,023
Outpatient visits	3,981	7,322	5,980	10,809	28,092

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain items included in our consolidated statement of income as a percentage of our net service revenue:

	Year Ended December 31,
	2005	2004	2003

Net service revenue	100.0%	100.0%	100.0%
Cost of service revenue	54.4	51.4	51.3

Gross margin	45.6	48.6	48.7
General and administrative expenses	30.7	30.8	34.3
Impairment loss	—	—	0.0
Equity-based compensation expense	2.4	1.5	1.2

Operating income	12.5	16.3	13.2
Interest expense	.6	1.0	1.7
Non-operating income, including gain on sales of assets	(0.4)	.1	(0.1)
Income tax expense	3.3	4.6	3.2
Minority interest and cooperative endeavor allocations	2.8	3.3	3.9

Income from continuing operations	6.2%	7.3%	4.5%

The following table sets forth, for the periods indicated, net service revenue, cost of service revenue, general and administrative expenses, equity-based compensation expense and operating income by segment. The table also includes data regarding total admissions and total Medicare admissions for our home-based services segment and patient days and outpatient visits for our facility-based services segment.

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except for admissions, patient day and outpatient visit data)

Home-Based Services Data:
Net service revenue	$107,393	$84,495	$56,196
Cost of service revenue	52,635	41,266	27,567
General and administrative expenses	34,747	26,189	17,642
Equity-based compensation expense	2,699	1,252	605
Operating income	17,312	15,788	10,351
Total admissions	17,461	15,986	12,606
Total Medicare admissions	13,037	11,820	8,267
Facility-Based Services Data:
Net service revenue	$55,156	$38,485	$16,169
Cost of service revenue	35,708	21,983	9,579
General and administrative expenses	15,137	11,737	7,119
Equity-based compensation expense	1,157	536	259
Operating income (loss)	3,154	4,229	(788)
Patient days	44,685	32,023	15,368
Outpatient visits	41,864	28,092	6,944

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Service Revenue

Net service revenue for the year ended December 31, 2005 was $162.5 million, an increase of $39.5 million, or 32.1%, from $123.0 million in 2004. This increase is net of an approximate $500,000 loss in revenue from Hurricanes Katrina and Rita, which was primarily concentrated in our Home-Based Services segment. For the years ended December 31, 2005 and 2004, 85.1% and 84.6%, respectively, of our net service revenue was derived from Medicare.

Home-Based Services.  Net service revenue for the year ended December 31, 2005 was $107.4 million, an increase of $22.9 million, or 27.1%, from $84.5 million for the year ended December 31, 2004. The increase in net service revenue resulted in part from a 9.3% increase in total admissions from 15,968 in the year ended December 31, 2004 to 17,461 in the year ended December 31, 2005. Improvements in case mix and payor mix and an increase in therapy utilization within our home health episodes also contributed to the increase. Approximately $5.8 million of this increase was attributable to net service revenue generated from acquisition or internal development activity during 2004. An additional $7.4 million increase in net service revenue was attributable to acquisition or internal development activity during 2005. The remaining increase of approximately $9.7 million reflects our internal growth. The increases are net of an approximate $500,000 loss in revenue due to Hurricanes Katrina and Rita. Collectively, these hurricanes accounted for an approximate temporary decrease in our census of 1,400. We are currently at or above pre-storm census in all of our locations except for our New Orleans location.

Facility-Based Services.  Net service revenue for the year ended December 31, 2005 was $55.2 million, an increase of $16.7 million, or 43.4%, from $38.5 million for the year ended December 31, 2004. The increase in net service revenue resulted in part from a 24.8% increase in the aggregate number of licensed beds at our long-term acute care hospitals and inpatient rehabilitation facilities from 137 beds at December 31, 2004 to 171 beds at December 31, 2005. Additionally, patient days increased 39.5% from 32,023 in the year ended December 31, 2004 to 44,685 in the year ended December 31, 2005. Approximately $14.6 million of this increase was attributable to net service revenue generated from acquisition activity during 2004. An additional $900,000 increase in net service revenue was attributable to acquisition or internal development activity during 2005. The remaining increase of approximately $1.2 million reflects our internal growth.

Cost of Service Revenue

Cost of service revenue for the year ended December 31, 2005 was $88.3 million, an increase of $25.1 million, or 39.7%, from $63.2 million for the year ended December 31, 2004. Cost of service revenue represented approximately 54.3% and 51.4% of our net service revenue for the years ended December 31, 2005 and 2004, respectively.

Home-Based Services.  Cost of service revenue for the year ended December 31, 2005 was $52.6 million, an increase of $11.3 million, or 27.4%, from $41.3 million for the year ended December 31, 2004. Approximately $8.9 million of this increase resulted from an increase in salaries and benefits, of which $2.5 million was incurred as a result of acquisition or development activity during 2004. The increase in salaries and benefits expense due to internal growth accounted for approximately $1.6 million of the increase in this category. The remaining increase in salaries and benefits expense was attributable to 2005 acquisitions of $4.8 million. Supplies and services expense and transportation expense contributed $1.1 million and $1.3 million, respectively, to the increase in cost of service revenue. Cost of service revenue for the year ended December 31, 2005 represented 49.0% of our net service revenue compared to 48.8% during the year ended December 31, 2004.

Facility-Based Services.  Cost of service revenue for the year ended December 31, 2005 was $35.7 million, an increase of $13.7 million, or 62.3%, from $22.0 million for the year ended December 31, 2004. Approximately $9.1 million of this increase resulted from an increase in salaries and benefits. Of this increase in salaries and benefits, $6.8 million was incurred as a result of acquisition and internal development activity during 2004 and $300,000 from acquisition and internal development activity in 2005. The increase in salaries and benefits expense from internal growth within our facility-based services segment amounted to $2.0 million. Supplies and services expense contributed approximately $4.9 million of the increase in cost of service revenue which was offset by a $300,000 decrease in transportation expense. Cost of service revenue for the year ended December 31, 2005 represented 64.7% of our net service revenue compared to 57.1% during the year ended December 31, 2004.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2005 were $49.9 million, an increase of $12.0 million, or 31.7%, from $37.9 million for the year ended December 31, 2004.

Home-Based Services.  General and administrative expenses for the year ended December 31, 2005 were $34.7 million, an increase of $8.5 million, or 32.4%, from $26.2 million for the year ended December 31, 2004. Approximately $2.2 million of this increase was attributable to acquisition or internal development activity during 2004. Internal growth accounted for approximately $3.4 million and the remaining $2.9 million of the increase in general and administrative expense was due to acquisition and internal development activity during the 2005 period. Included in these increases is an increase to bad debt expense of $1.2 million to provide for receivables that aged during our billing system conversion.

Facility-Based Services.  General and administrative expenses for the year ended December 31, 2005 were $15.1 million, an increase of $3.4 million, or 29.1%, from $11.7 million for the year ended December 31, 2004. The majority, or $4.7 million, of the increase was attributable to the increased acquisition and internal development activity during the 2004 period. Acquisition and internal development activity during the 2005 period accounted for $500,000 of the increase. These increases were offset by a decrease in internal growth of $1.8 million due to cost cutting measures.

Equity-Based Compensation Expense

Equity-based compensation expense for the year ended December 31, 2005 was $3.9 million, an increase of approximately $2.1 million from $1.8 million for the year ended December 31, 2004. This increase was related to the mark-to-market valuation adjustment for the KEEP Units in conjunction with the initial public offering. Of the $3.9 million expense we incurred in the year ended December 31, 2005, approximately $565,000 was attributable to cost of service revenue and $3.3 million attributable to general and administrative expenses.

Income Tax Expense

The effective tax rates for the years ended December 31, 2005 and 2004 were 34.7% and 38.3%, respectively. The effective tax rate for the year ended December 31, 2005 decreased due to the Company recording an income tax benefit of $342,000 related to a $900,000 equity-based compensation charge stemming from shares issued by one of the Company’s principal shareholders to an officer of the Company in 2001. At the time, the Company did not believe it would be able to deduct the equity-based compensation charge for income tax purposes. In conjunction with the initial public offering, the Company determined that it would be able to deduct the $900,000 equity-based compensation charge and as a result, has recognized an income tax benefit associated with that charge of $342,000.

Minority Interest and Cooperative Endeavor Allocations

The minority interest and cooperative endeavor allocations expense for the year ended December 31, 2005 was $4.5 million, an increase of $500,000, compared to $4.0 million for the year ended December 31, 2004. Minority interest and cooperative endeavor expense varies depending on the operations of each joint venture.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Service Revenue

Net service revenue for the year ended December 31, 2004 was $123.0 million, an increase of $50.6 million, or 69.9%, from $72.4 million in 2003. For the years ended December 31, 2004 and 2003, 84.6% and 83.1%, respectively, of our net service revenue was derived from Medicare.

Home-Based Services.  Net service revenue for the year ended December 31, 2004 was $84.5 million, an increase of $28.3 million, or 50.4%, from $56.2 million for the year ended December 31, 2003. The increase in net service revenue resulted in part from a 26.8% increase in total admissions from 12,606 in the year ended December 31, 2003 to 15,986 in the year ended December 31, 2004. Improvements in case mix and payor mix and an increase in therapy utilization within our home health episodes also contributed to the increase. Approximately $11.9 million of this increase was attributable to net service revenue generated from acquisition or internal development activity during 2003. An additional $4.7 million increase in net service revenue was attributable to acquisition or internal development activity during 2004. The remaining increase of approximately $11.7 million reflects our internal growth.

Facility-Based Services.  Net service revenue for the year ended December 31, 2004 was $38.5 million, an increase of $22.3 million, or 138.0%, from $16.2 million for the year ended December 31, 2003. The increase in net service revenue resulted in part from an increase in patient days of 108.4% from 15,368 in the year ended December 31, 2003 to 32,023 in the year ended December 31, 2004. Also contributing to our growth was a 41.2% increase in the aggregate number of licensed beds at our long-term acute care hospitals and inpatient rehabilitation facilities from 97 beds at December 31, 2003 to 137 beds at December 31, 2004. Of these 137 beds, 18 beds were licensed and became available for patient care in late September 2004. Approximately $9.6 million of this increase was attributable to net service revenue generated from acquisition activity during 2003. An additional $4.6 million increase in net service revenue was attributable to acquisition or internal development activity during 2004. The remaining increase of approximately $8.1 million reflects our internal growth.

Cost of Service Revenue

Cost of service revenue for the year ended December 31, 2004 was $63.2 million, an increase of $26.1 million, or 70.4%, from $37.1 million for the year ended December 31, 2003. Cost of service revenue represented approximately 51.4% and 51.3% of our net service revenue for the years ended December 31, 2004 and 2003, respectively.

Home-Based Services.  Cost of service revenue for the year ended December 31, 2004 was $41.3 million, an increase of $13.7 million, or 49.6%, from $27.6 million for the year ended December 31, 2003. Approximately $12.5 million of this increase resulted from an increase in salaries and benefits, of which $5.3 million was incurred as a result of acquisition or development activity during 2003. The increase in salaries and benefits expense due to internal growth accounted for approximately $4.9 million of the increase in this category. The remaining increase in salaries and benefits expense was attributable to 2004 acquisitions of $2.3 million. Supplies and services expense and transportation expense contributed $400,000 and $800,000, respectively, to the increase in cost of service revenue. Cost of service revenue for the year ended December 31, 2004 represented 48.8% of our net service revenue compared to 49.1% during the year ended December 31, 2003.

Facility-Based Services.  Cost of service revenue for the year ended December 31, 2004 was $22.0 million, an increase of $12.4 million, or 129.2%, from $9.6 million for the year ended December 31, 2003. Approximately $7.9 million of this increase resulted from an increase in salaries and benefits. Of this amount, $3.6 million was incurred as a result of acquisition and internal development activity during 2003. Of the remaining $4.3 million increase, $2.5 million resulted from acquisition and development activity during 2004. The increase in salaries and benefits expense from internal growth within our facility-based services segment amounted to $1.8 million. Supplies and services expense contributed approximately $4.5 million of the increase in cost of service revenue. Cost of service revenue for the year ended December 31, 2004 represented 57.1% of our net service revenue compared to 59.2% during the year ended December 31, 2003.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2004 were $37.9 million, an increase of $13.1 million, or 52.8%, from $24.8 million for the year ended December 31, 2003.

Home-Based Services.  General and administrative expenses for the year ended December 31, 2004 were $26.2 million, an increase of $8.6 million, or 48.9%, from $17.6 million for the year ended December 31, 2003. Approximately $3.7 million of this increase was attributable to acquisition or internal development activity during 2003. Internal growth accounted for approximately $2.6 million and the remaining $2.3 million of the increase in general and administrative expense was due to acquisition and internal development activity during the 2004 period.

Facility-Based Services.  General and administrative expenses for the year ended December 31, 2004 were $11.7 million, an increase of $4.6 million, or 64.8%, from $7.1 million for the year ended December 31, 2003. The majority, or $3.3 million, of the increase was attributable equally to the increased acquisition and internal development activity during the 2003 and 2004 periods. Internal growth accounted for approximately $700,000 of the increase. The remaining increase in general and administrative expenses of $600,000 was related to increases of $250,000 and $350,000, respectively, in provision for bad debts expense and depreciation expense. Bad debt expense as a percentage of this segment’s revenue for the year ended December 31, 2004 was 1.3% compared to 0.8% for the same period in 2003. During the year ended December 31, 2004, we increased our allowance for uncollectible accounts due to identified collectibility issues with accounts receivable. We believe that of the $250,000 of the additional bad debt expense recognized in the period, $230,000 of the increase relates to collectibility issues specific to a group of accounts receivable acquired in an acquisition and does not indicate a change in the trend of collections.

Equity-Based Compensation Expense

Equity-based compensation expense for the year ended December 31, 2004 was $1.8 million, an increase of approximately $900,000 from $864,000 for the year ended December 31, 2003. This increase was related to the mark-to-market valuation adjustment for the KEEP Units. Of the $1.8 million expense we incurred in the year ended December 31, 2004, approximately $58,000 was attributable to cost of service revenue with the remaining amount attributable to general and administrative expenses.

Income Tax Expense

The effective tax rates for the years ended December 31, 2004 and 2003 were 38.3% and 41.4%, respectively.

Minority Interest and Cooperative Endeavor Allocations

The minority interest and cooperative endeavor allocations expense for the year ended December 31, 2004 was $4.0 million, an increase of $1.2 million, compared to $2.8 million for the year ended December 31, 2003. The increase was attributable to an acquisition of a long-term acute care hospital in late 2003 with a significant minority interest position.

Liquidity and Capital Resources

The Company completed its initial public offering on June 14, 2005. The net offering proceeds received by us, after deducting the total expenses of $7,393,000, were approximately $41,607,000. As of December 31, 2005, $21.9 million of the net offering proceeds have been used to repay the following indebtedness: (1) $21.1 million on the credit facility, bearing interest at prime plus 1.5% and due April 10, 2010, with Residential Funding Corporation; (2) $643,000 of outstanding obligations under our loan agreement, bearing interest at 12.0% and due July 1, 2006, with The Catalyst Fund, Ltd. and Southwest/Catalyst Capital, Ltd.; and (3) approximately $178,000 of outstanding indebtedness assumed by us in connection with acquisitions completed by us in 2004. Additionally, $2.4 million has been used to pay minority interest holders for their interests and $9.3 million has been used to fund acquisitions during the year.

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

Operating activities during the year ended December 31, 2005 provided $6.0 million in cash compared to $6.6 million for year ended December 31, 2004. Net income provided cash of $10.1 million. Non-cash items such as depreciation and amortization, provision for bad debts, equity-based compensation, directors’ restricted stock expense, minority interest in earnings of subsidiaries, deferred income taxes and gain on sale of assets totaled $14.2 million. Changes in operating assets and liabilities, excluding cash, offset these non-cash charges.

Days sales outstanding, or DSO, for the year ended December 31, 2005 was 78 days compared to 74 days for the same period in 2004. The increase in DSO was primarily due to delays caused by the conversion to a new revenue, billing and receivable management application at our home nursing agencies which was fully implemented by the end of the second quarter. Additionally, unforeseen Medicare system delays, Hurricanes Katrina and Rita billing and payment delays and acquired accounts receivable from businesses purchased prevented DSO from returning to historical levels as of December 31, 2005. DSO for year ended December 31, 2005 improved 17.8% or 17 days from the six months ended June 30, 2005, when DSO was at its highest peak.

Investing activities used $11.8 million and $5.2 million in cash for the year ended December 31, 2005 and 2004, respectively. In the year ended December 31, 2005, cash provided by investing activities was $730,000 from the sale of minority interests in an extended care operation, offset in part by cash used of $2.1 million for the purchases of property and equipment and $10.3 million in the acquisition of the operations of an entities.

Financing activities provided for $20.3 million and used $182,000 in the year ended December 31, 2005 and 2004, respectively. Cash provided by financing activities in the year ended December 31, 2005 included $45.6 million in proceeds from the initial public offering. This increase was offset by cash used in financing activities in the year ended December 31, 2005 which included dividends paid of $227,000, net principal payments on debt and capital leases of $18.3 million, offering costs incurred of $2.2 million and minority interest distributions of $4.6 million.

At December 31, 2005, we had working capital of $49.2 million compared to $22.2 million at December 31, 2004, an increase of $27.0 million. This increase in working capital was due primarily to proceeds from the initial public offering.

Indebtedness

Our total long-term indebtedness was $5.4 million at December 31, 2005 and $18.3 million at December 31, 2004, respectively, including the current portions of $1.8 million and $1.6 million. In April 2005, we entered into an amended and restated senior secured credit facility with Residential Funding Corporation due April 15, 2010. We, together with certain of our subsidiaries, are borrowers under the credit facility. Our obligations and the obligations of our subsidiary borrowers under our credit facility agreement are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries and affiliates) and the assets of those subsidiaries and affiliates.

Our credit facility makes available to us up to $22.5 million in revolving loans. The total availability may be increased up to a maximum of $25.0 million, subject to certain terms and conditions. Total availability under our credit facility may be limited from time to time based on the value of our receivables. This facility was paid in full as of the quarter ended June 30, 2005. As of December 31, 2005, we had no outstanding balance under our credit facility. As of December 31, 2004 $14.3 million was outstanding under our credit facility.

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

Contingent Convertible Minority Interests

During 2004, in conjunction with the acquisition/sale of joint venture interests, the Company entered into agreements with minority interest holders in three of its majority owned subsidiaries that allowed these minority interest holders to put their minority interests to the Company in the event the Company is sold, merged or otherwise acquired or completes an initial public offering (“IPO”). These put options were deemed to be part of the underlying minority interest shares, thus rendering the shares to be puttable shares. In September and November of 2004, the Company entered into forward exchange contracts with the minority interest holders in two of these subsidiaries, Acadian Home Health Care Services, LLC (“Acadian”) and Hebert, Thibodeaux, Albro and Touchet Therapy Group, Inc. (“Hebert”) which required the minority interest holders in these subsidiaries to sell their interests to the Company in the event of an IPO. In conjunction with the Company’s IPO, the forward exchange contracts were consummated and the minority interest holders of Acadian and Hebert sold their minority interests to the Company in exchange for cash and shares of the Company’s common stock. The Company had accrued the cash payment of approximately $2.2 million to be paid under these forward exchange contracts. Since the IPO, this amount has been paid in full.

In the third majority owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), the put option allows the minority interest holders to convert their minority interests into shares of the Company based upon St. Landry’s EBITDA for the prior fiscal year in relation to the Company’s EBITDA over the same period. The put option became exercisable by the minority interest holders in St. Landry upon the completion of the IPO. However, due to applicable laws and regulations, the minority interest holders can not convert their minority interests in St. Landry unless certain conditions are met including, but not limited to, the Company having stockholders’ equity in excess of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years. If the St. Landry minority interest holders do not or are unable to convert their minority interests into shares of the Company, the minority interest holders shall have the option to redeem their minority interests at any time following thirty days after the IPO for cash consideration equal to the value of the shares the minority interest holders would have received if they had converted their minority interests into shares of the Company multiplied by the average closing price of the Company’s shares for the thirty days preceding the date of the minority interest holders’ exercise of the redemption option. As of December 31, 2005, the company has exceeded $75 million in stockholders’ equity. As of March 24, 2006, approximately 53.0% of the doctors have converted their minority interests to cash.

The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and EITF Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allowed the minority interest holders in St. Landry’s to have their interests redeemed for cash upon the completion of the IPO and therefore the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at June 30, 2005. In September 2005, certain minority interest holders redeemed their interests in St. Landry’s. This resulted in a cash payment of approximately $214,000. In connection with the partial redemption of certain minority interest in September 2005, we decreased our minority interests by approximately $149,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $214,000 to represent the value of the minority interests redeemed. Also at the end of the September 30, 2005 quarter, we recorded a mark to market charge of $404,000.

In November 2005, the agreement was amended to allow minority interest holders to redeem their minority interests based on the St. Landry’s rolling twelve month EBITDA in relation to the Company’s EBITDA over the same period. At December 31, 2005, the Company recorded an additional mark to market benefit of $266,000 to mark the liability to redemption value at the end of the quarter.

Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2005:

		Less Than			More Than
Contractual Cash Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt (includes line of credit)	$4,680	$1,406	$863	$715	$1,696
Capital lease obligations	747	400	300	47	—
Operating leases	13,640	4,537	5,881	1,643	1,579

Total contractual cash obligations	$19,067	$6,343	$7,044	$2,405	$3,275

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship we had with the operating entity:

	2005	2004	2003

Wholly owned subsidiaries	33.6%	41.7%	50.8%
Equity joint ventures	50.1	40.3	9.7
Cooperative endeavors	2.0	5.3	31.7
License leasing arrangements	11.4	11.1	5.4
Management services	2.9	1.6	2.4

	100.0%	100.0%	100.0%

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

At December 31, 2005, our allowance for doubtful accounts, as a percentage of patient accounts receivable, was approximately 6.8%. For the year ended December 31, 2005, the provision for bad debts increased to 2.0% of net service revenue compared to 1.3% of net service revenue for the same period in 2004. Adverse changes in general economic conditions, billing operations, payor mix, or trends in federal or state governmental coverage could affect our collection of accounts receivable, cash flows and results of operations.

The following table sets forth our aging of accounts receivable (based on the billing date) as of December 31, 2005:

Payor	0-30	31-60	61-90	91-120	121-150	151+	Total
	(In thousands)

Medicare	$13,687	$2,249	$1,574	$1,111	$822	$1,667	$21,110
Medicaid	1,856	977	723	253	332	1,792	5,933
Other	1,477	2,250	1,982	622	734	3,246	10,311

Total	$17,020	$5,476	$4,279	$1,986	$1,888	$6,705	$37,354

Intangible Assets

Goodwill represents substantially all of the intangible assets reflected on our consolidated balance sheet, included elsewhere in this prospectus. Goodwill is the excess purchase price over the estimated fair market value of the net assets we have acquired in business combinations. Goodwill and indefinite lived intangible assets are reviewed annually or more frequently if impairment indicators arise, for impairment. We adopted SFAS No. 142 effective January 1, 2002.

We completed our annual impairment test under SFAS No. 142 as of October  1, 2005, based on estimated fair value of the business and we determined that no impairment of goodwill existed. We concluded no impairment indicators were present at December 31, 2005 or 2004.

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

We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

The impact of the adoption of SFAS No. 123(R) on compensation expense recognized under the 2005 Long-Term Incentive Plan is not material at this time given our level of share-based payments granted under this plan as of December 31, 2005.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2005, we had cash of $17.4 million, which consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not be expected to have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

Our exposure to market risk relates to changes in interest rates for borrowings under the new senior secured credit facility we entered into in April 2005. There were no amounts outstanding under our credit facility as of December 31, 2005; however, any future borrowings are expected to bear interest at variable rates.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and financial statement schedules in Part (IV), Item (a)(1) of the report are incorporated by reference into this Item 8.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and oversight of our chief executive officer and chief financial officer, evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In conducting this evaluation, a material weakness was identified in our internal control over financial reporting relating to preventing posting errors within the patient billing system for certain rebilled accounts. Specifically, our personnel lacked sufficient knowledge and experience in our billing and revenue management software and we did not establish appropriate controls to detect or correct errors relating to these rebilled transactions. On the basis of this finding, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report. The correction of these posting errors resulted in a $900,000 increase to revenue for the year ended December 31, 2005. The potential effects of these posting errors on our financial statements issued during the interim periods of 2005 were not material. In connection with the 2005 audit of our financial statements, Ernst & Young, LLP, our independent registered public accounting firm, issued a management letter which noted that we had this material weakness in our internal control over financial reporting. No other material weaknesses in our internal control over financial reporting were identified in the management letter.

(b) There have been no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to identifying the material weakness in our internal control over financial reporting with respect to our rebilled transactions, we initiated the process of improving our internal controls over these transactions through additional training on our software for those individuals recording these transactions, strict procedural controls and documentation requirements over rebilled transactions, and newly established monitoring, review and approval controls over these transactions.

On September 21, 2005, the SEC extended the compliance dates related to Section 404 of the Sarbanes-Oxley Act for non-accelerated filers. Under this extension a company that is not required to file its annual and quarterly reports on an accelerated basis (non-accelerated filer) must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2007. We anticipate that we will become an accelerated filer in calendar 2006 and therefore we will be required to comply with these requirements for the year ending December 31, 2006. We are currently in the process of documenting our internal control structure.

Item 9B.	Other Information

R. Barr Brown, the Company’s Senior Vice President and Chief Financial Officer, announced on March 28, 2006 that he will be resigning as an officer and director of the Company effective July 1, 2006 to pursue other business opportunities. The Company has engaged a nationally recognized search firm to assist the Company in finding a replacement for Mr. Brown.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers and Directors

The information required by this Item is incorporated by reference to the section entitled “Directors and Executive Officers” in the definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference to the sections entitled “Directors and Executive Officers” in the definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees. This code is publicly available in the investor relations area of our website at www.lhcgroup.com. This code of ethics is not incorporated in this report by reference. Copies of our code of ethics may also be requested in print by writing to Investor Relations at LHC Group, Inc., 420 West Pinhook Rd., Suite A, Lafayette, Louisiana, 70503.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the section entitled “Executive Compensation” in the definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Managers

	(a)	(b)	(c)
Number of Shares
	Number of Shares to		Remaining Available
	be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding Price	Compensation Plans
	Options, Warrants,	of Outstanding	(Excluding Securities
Plan Category	and Rights	Rights	Reflected in Column(a))

Equity compensation plans approved by Stockholders:	13,500	$14.45	962,000	(1)
Equity compensation plans not approved by Stockholders:	—	—	—

Total	13,500	$14.45	962,000

Shares reserved under the LHC Group, Inc. 2005 Long-Term Incentive Plan are available for issuance pursuant to the exercise or grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares or unrestricted stock.

The Board of Directors approved the 2006 LHC Group Employee Stock Purchase Plan in 2005. This plan is subject to approval by the stockholders at the annual meeting in June 2006.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section entitled “Principal Accounting Fees and Services” in the definitive Proxy Statement relating to the Company’s 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents to be filed with Form 10-K:

(1) Financial Statements

(2) The Exhibits are listed in the Index of Exhibits Required by Item 601 of Regulation S-K included herewith, which is incorporated by reference.

(b) None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of LHC Group, Inc.

We have audited the accompanying consolidated balance sheets of LHC Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LHC Group, Inc. and subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 24, 2006

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share data)

ASSETS
Current assets:
Cash	$17,398	$2,911
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $2,544, and $1,168 at December 31, 2005 and 2004, respectively	34,810	24,862
Other receivables	3,365	2,175
Employee receivables	1,888
Amounts receivable under cooperative endeavor agreements	—	243
Amounts due from governmental entities	4,519	733

	44,582	28,013
Deferred income taxes	152	396
Income taxes recoverable	869	—
Prepaid expenses and other current assets	3,714	1,507

Total current assets	66,715	32,827
Property, building, and equipment, net	10,224	6,176
Goodwill	26,103	6,429
Deferred offering costs	—	1,739
Other assets	1,576	348

Total assets	$104,618	$47,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$6,474	$3,349
Salaries, wages, and benefits payable	6,124	4,499
Amounts due to governmental entities	3,080	670
Amounts payable under cooperative endeavor agreements	37	108
Income taxes payable	—	261
Dividends payable	—	88
Current portion of capital lease obligations	400	612
Current portion of long-term debt	1,406	569
Current portion of long-term debt held by related party	—	450

Total current liabilities	17,521	10,606
Deferred equity-based compensation	—	1,388
Revolving debt	—	14,288
Deferred income taxes	1,573	989
Capital lease obligations, less current portion	347	1,229
Long-term debt, less current portion	3,274	714
Long-term debt held by related party, less current portion	—	413
Minority interests subject to exchange contracts and/or put options	1,511	383
Other minority interests	1,948	1,158
Stockholders’ equity:
Common stock — $0.01 par value: 40,000,000 shares authorized; 19,507,887 and 15,000,004 shares issued and 16,557,828 and 12,085,154 shares outstanding at December 31, 2005 and 2004, respectively	166	121
Treasury stock — 2,950,059 and 2,914,850 shares at cost at December 31, 2005 and 2004, respectively	(2,856)	(2,242)
Additional paid-in capital	58,596	4,421
Retained earnings	22,538	14,051

Total stockholders’ equity	78,444	16,351

Total liabilities and stockholders’ equity	$104,618	$47,519

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except for per share amounts)

Net service revenue	$162,549	$122,980	$72,365
Cost of service revenue	88,343	63,249	37,146

Gross margin	74,206	59,731	35,219
General and administrative expenses	49,884	37,926	24,761
Impairment loss	—	—	31
Equity-based compensation expense(1)	3,856	1,788	864

Operating income	20,466	20,017	9,563
Interest expense	1,068	1,189	1,226
Non-operating (income) loss, including gain or loss on sales of assets	(595)	150	(106)

Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	19,993	18,678	8,443
Income tax expense	5,364	5,605	2,320
Minority interest and cooperative endeavor allocations	4,527	4,046	2,837

Income from continuing operations	10,102	9,027	3,286
Loss from discontinued operations (net of income taxes of $17 and $313 in the years ended December 31, 2004 and 2003, respectively)	—	(26)	(443)
Gain on sale of discontinued operations (net of income taxes of $195 for the year ended December 31, 2004)	—	312	—

Net income	10,102	9,313	2,843
Change in the redemption value of redeemable minority interests	1,476	—	—

Net income available to common stockholders	$8,626	$9,313	$2,843

Earnings per share — basic:
Income from continuing operations	$0.69	$0.75	$0.27
Loss from discontinued operations, net	—	—	(0.03)
Gain on sale of discontinued operations, net	—	0.02	—

Net income	0.69	0.77	0.24
Change in the redemption value of redeemable minority interests	(0.10)	—	—

Net income available to common shareholders	$0.59	$0.77	$0.24

Earnings per share — diluted:
Income from continuing operations	$0.69	$0.74	$0.26
Loss from discontinued operations, net	—	—	(0.03)
Gain on sale of discontinued operations, net	—	0.02	—

Net income	0.69	0.76	0.23
Change in the redemption value of redeemable minority interests	(0.10)	—	—

Net income available to common shareholders	$0.59	$0.76	$0.23

Weighted average shares outstanding:
Basic	14,628,737	12,085,154	12,085,154
Diluted	14,684,639	12,145,150	12,114,675

(1)	Equity-based compensation is allocated as follows:

	2005	2004	2003
	(In thousands)

Cost of service revenue	$565	$58	$5
General and administrative expenses	3,291	1,730	859

Total equity-based compensation expense	$3,856	$1,788	$864

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Notes
	Common Stock				Additional	Receivable
	Issued		Treasury		Paid-In	From	Retained
	Amount	Shares	Amount	Shares	Capital	Officer	Earnings	Total
	(In thousands, except share and per share data)

Balances at January 1, 2003	$121	15,000,004	$(782)	2,914,850	$1,696	$—	$2,558	$3,593
Net income	—	—	—	—	—	—	2,843	2,843
Contributed capital from stockholder	—	—	—	—	665	—	—	665
Dividends to stockholders ($0.016 per share)	—	—	—	—	—	—	(192)	(192)

Balances at December 31, 2003	121	15,000,004	(782)	2,914,850	2,361	—	5,209	6,909
Net income	—	—	—	—	—	—	9,313	9,313
Sale of shares to officer in exchange for note	—	—	40	(150,000)	683	(123)	—	600
Rescission of share sale to officer	—	—	(1,500)	150,000	1,377	123	—	—
Dividends to stockholders ($0.039 per share)	—	—	—	—	—	—	(471)	(471)

Balances at December 31, 2004	121	15,000,004	(2,242)	2,914,850	4,421	—	14,051	16,351
Net income	—	—	—	—	—	—	10,102	10,102
Dividends to stockholders ($0.009 per share)	—	—	—	—	—	—	(139)	(139)
Sale of 3,500,000 shares of common stock at the initial public offering price of $14 per share, net of underwriting discount and offering costs of $7,393	35	3,500,000	—	—	41,572	—	—	41,607
Issuance of common stock to two joint venture partners upon conversion of their equity interests into shares of common stock	5	518,036	—	—	7,247	—	—	7,252
Issuance of common stock upon conversion of outstanding KEEP units	5	481,680	—	—	5,239	—	—	5,244
Issuance of 8,167 shares of vested restricted stock	—	8,167	—	—	117	—	—	117
Treasury shares redeemed	—	—	(614)	35,209	—	—	—	(614)
Change in redemption value of redeemable minority interest	—	—	—	—	—	—	(1,476)	(1,476)

Balances at December 31, 2005	$166	19,507,887	$(2,856)	2,950,059	$58,596	$—	$22,538	$78,444

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Operating activities
Net income	$10,102	$9,313	$2,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,751	1,021	441
Provision for bad debts	3,188	1,556	604
Goodwill impairment charge	—	—	351
Equity-based compensation expense	3,856	1,788	864
Directors’ restricted stock expense	177	—	—
Minority interest in earnings of subsidiaries	4,527	3,304	241
Deferred income taxes	673	(85)	310
Gain on divestitures and sale of assets	(211)	(339)	(10)
Assets and liabilities acquired from purchases of business	(788)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(14,478)	(10,945)	(4,476)
Prepaid expenses, other assets	(196)	(648)	(221)
Accounts payable and accrued expenses	(2,681)	1,480	534
Net amounts due under cooperative endeavor agreements	172	(415)	4
Net amounts due governmental entities	(105)	532	(655)

Net cash provided by operating activities	5,987	6,562	830
Investing activities
Purchases of property, building, and equipment	(2,134)	(4,144)	(2,046)
Proceeds from sale of property and equipment	—	180	150
Proceeds from sale of entities	730	470	—
Cost of acquisitions, primarily goodwill	(10,349)	(1,700)	(1,891)

Net cash used in investing activities	(11,753)	(5,194)	(3,787)
Financing activities
Issuance of common stock	45,570	—	—
Dividends paid	(227)	(445)	(184)
Principal payments on debt	(2,937)	(1,625)	(1,269)
Payments on capital leases	(1,105)	(446)	(62)
Proceeds from issuance of debt	24	1,205	1,405
Net (payments) proceeds from lines of credit and revolving debt arrangements	(14,288)	5,478	1,161
Offering costs incurred	(2,224)	(1,739)	—
Minority interest contributions, net of (distributions)	(4,560)	(2,610)	452

Net cash provided by (used in) financing activities	20,253	(182)	1,503

Change in cash	14,487	1,186	(1,454)
Cash at beginning of period	2,911	1,725	3,179

Cash at end of period	$17,398	$2,911	$1,725

Supplemental disclosures of cash flow information
Interest paid	$1,068	$1,344	$1,304

Income taxes paid	$5,821	$5,783	$1,922

Supplemental disclosure of non-cash transactions:

In the second quarter, the Company issued common stock valued at $7,252 to two joint venture partners upon the acquisition of their minority interest. Additionally, the Company’s shareholder’s equity from the initial public offering was reduced by offering costs incurred by the Company of $3,951. The Company financed the purchase of an airplane for $3.0 million. The Company also financed the purchase of various types of insurance in the amount of $2.2 million. The Company assumed control of an entity in satisfaction of $2.0 million owed under a promissory note. Accordingly, assets, primarily accounts receivable and amounts due from governmental payors were recorded.

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

LHC Group, Inc. (the “Company”) is a healthcare provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries in rural markets in the southern United States. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals and outpatient rehabilitation clinics. The Company, through its wholly and majority-owned subsidiaries, equity joint ventures, and controlled affiliates, currently operates in Louisiana, Mississippi, Arkansas, Alabama, Texas, and West Virginia.

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

Initial Public Offering

On June 9, 2005, the Company began its initial public offering of 4,800,000 shares of its common stock at a price of $14.00 per share. The Company offered 3,500,000 shares along with 1,300,000 shares that were sold by certain stockholders of LHC Group. The Company received no proceeds from the sale of the shares by the selling stockholders. The shares began trading on the NASDAQ National Market under the symbol “LHCG” on June 9, 2005. The initial public offering was completed on June 14, 2005. The underwriters exercised an option to purchase an additional 720,000 shares from certain stockholders solely to cover over-allotments. The Company received $45,570,000, net of underwriting discounts of $3,430,000 in proceeds from the offering. The Company incurred approximately $3,963,000 in costs related to the initial public offering through December 31, 2005. These costs, primarily professional services fees, were reflected as “Deferred offering costs” in the December 31, 2004 consolidated balance sheet. At the completion of the initial public offering, these costs reduced the proceeds recorded from the offering.

2.	Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	2005	2004	2003

Wholly owned subsidiaries	33.6%	41.7%	50.8%
Equity joint ventures	50.1	40.3	9.7
Cooperative endeavors	2.0	5.3	31.7
License leasing arrangements	11.4	11.1	5.4
Management services	2.9	1.6	2.4

	100.0%	100.0%	100.0%

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net service revenue was comprised of the following:

	2005	2004	2003

Home-based services	66.1%	68.7%	77.7%
Facility-based services	33.9	31.3	22.3

	100.0%	100.0%	100.0%

The following table sets forth the percentage of net service revenue earned by category of payor:

	2005	2004	2003

Payor:
Medicare	85.1%	84.6%	83.1%
Medicaid	5.0	4.6	5.1
Other	9.9	10.8	11.8

	100.0%	100.0%	100.0%

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment based upon the level of therapy services required in the population base. Management estimates the impact of these payment adjustments based on historical experience and records this estimate during the period the services are rendered.

Hospice Services.  The Company’s Medicare hospice reimbursement is based on an annually-updated prospective payment system. Hospice payments are also subject to two caps. One cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services. The second cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. We have not received notification that any of our hospices have exceeded the cap on inpatient care seniors during 2005. None of the Company’s hospices exceeded either cap during the year ended December 31, 2004 or 2003.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Significant Accounting Policies

Due to/from Governmental Entities

The Company records cost reimbursement related to their critical access hospital at cost or at the lower of cost or charges, limited by cost caps depending on the payor. Final reimbursement is determined based on submission of annual cost reports and audits by the fiscal intermediary. Adjustments are accrued on an estimated basis in the period the related services were rendered and further adjusted as final settlements are determined. These adjustments are accounted for as changes in estimates.

Also included in the due to/from governmental entities account are reimbursements that the Company is due from the government and payments expected to be recouped by the government from the Company related to outlier payments for two long term acute care hospitals.

There have been no significant changes in estimates during the twelve months ended December 31, 2005 and 2004.

Property, Building, and Equipment

Property, building, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, generally ranging from three to ten years and

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

up to thirty-nine years on buildings. Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $1.8 million, $1.0 million, and $441,000, respectively.

Capital leases are included in equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the shorter of the applicable lease term or the useful life of the equipment. Amortization of assets under the capital lease obligations is included in depreciation and amortization expense.

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

Several of the Company’s home health agencies have cooperative endeavor agreements with third parties that allow the third parties to be paid or recover a fee based on the profits or losses of the respective agencies. The Company accrues for the settlement of the third party’s profits or losses during the period the amounts are earned. Under the agreements, the Company has incurred net amounts due to the third parties of $316,000, $753,000, and $2,638,000 for the twelve months ended December 31, 2005, 2004 and 2003, respectively. The cooperative endeavor agreements have terms expiring through June 2008.

For agreements where the third party is a healthcare institution, the agreements typically require the Company to lease building and equipment and receive housekeeping and maintenance from the healthcare institutions. Ancillary services related to these arrangements are also typically provided by the healthcare institution.

Minority Interest Subject to Exchange Contracts and/or Put Options

During 2004, in conjunction with the acquisition/sale of joint venture interests, the Company entered into agreements with minority interest holders in three of its majority owned subsidiaries that allowed these minority interest holders to put their minority interests to the Company in the event the Company is sold, merged or otherwise acquired or completes an initial public offering (“IPO”). These put options were deemed to be part of the underlying minority interest shares, thus rendering the shares to be puttable shares. In September and November of 2004, the Company entered into forward exchange contracts with the minority interest holders in two of these subsidiaries, Acadian Home Health Care Services, LLC (“Acadian”) and Hebert, Thibodeaux, Albro and Touchet Therapy Group, Inc. (“Hebert”) which required the minority interest holders in these subsidiaries to sell their interests to the Company in the event of an IPO. In conjunction with

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s IPO, the forward exchange contracts were consummated and the minority interest holders of Acadian and Hebert sold their minority interests to the Company in exchange for cash and shares of the Company’s common stock. The Company had accrued the cash payment of approximately $2.2 million to be paid under these forward exchange contracts. Since the IPO, this amount has been paid in full.

In the third majority owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), the put option allows the minority interest holders to convert their minority interests into shares of the Company based upon St. Landry’s EBITDA for the prior fiscal year in relation to the Company’s EBITDA over the same period. The put option became exercisable by the minority interest holders in St. Landry upon the completion of the IPO. However, due to applicable laws and regulations, the minority interest holders can not convert their minority interests in St. Landry unless certain conditions are met including, but not limited to, the Company having stockholders’ equity in excess of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years. If the St. Landry minority interest holders do not or are unable to convert their minority interests into shares of the Company, the minority interest holders shall have the option to redeem their minority interests at any time following thirty days after the IPO for cash consideration equal to the value of the shares the minority interest holders would have received if they had converted their minority interests into shares of the Company multiplied by the average closing price of the Company’s shares for the thirty days preceding the date of the minority interest holders’ exercise of the redemption option. As of December 31, 2005, the company has exceeded $75 million in stockholders’ equity. As of March 24, 2006, approximately 53.0% of the doctors have converted their minority interests to cash.

The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and EITF Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allowed the minority interest holders in St. Landry’s to have their interests redeemed for cash upon the completion of the IPO and therefore the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at June 30, 2005. In September 2005, certain minority interest holders redeemed their interests in St. Landry’s. This resulted in a cash payment of approximately $214,000. In connection with the partial redemption of certain minority interest in September 2005, we decreased our minority interests by approximately $149,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $214,000 to represent the value of the minority interests redeemed. Also at the end of the September 30, 2005 quarter, we recorded a mark to market charge of $404,000.

In November 2005, the agreement was amended to allow minority interest holders to redeem their minority interests based on the St. Landry’s rolling twelve month EBITDA in relation to the Company’s EBITDA over the same period. At December 31, 2005, the Company recorded an additional mark to market benefit of $266,000 to mark the liability to redemption value at the end of the quarter.

Equity-Based Compensation Expense

During 2003, the Company began sponsoring a Key Employee Equity Participation (“KEEP”) Plan whereby certain individuals were granted participation equity units (“KEEP Units”). The KEEP Plan was terminated in conjunction with the initial public offering when the outstanding units were converted to 481,680 shares of common stock. The KEEP Plan functioned as a stock appreciation rights plan whereby an individual was entitled to receive, on a per KEEP Unit basis, the increase in estimated fair value of the Company’s common stock from the date of grant until the date that the employee dies, retires, or is terminated

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for other than cause. Accordingly, the KEEP Units were subject to variable accounting until such time as the obligation to the employee was settled. The Company had a call right, under which, it could purchase all or portion of the KEEP Units. The individuals receiving KEEP Units vested in those rights in a graded manner over a five-year period and, accordingly, the Company recorded compensation expense for the vested portion of the KEEP Units. The KEEP Units had no exercise price.

Compensation expense, and a corresponding increase in paid-in capital, was also recognized each period for any change in value associated with certain KEEP Units that were held by an officer of the Company.

In conjunction with the initial public offering, the outstanding KEEP Units were converted to common stock. In conjunction with this conversion, the Company incurred a charge to equity based compensation of approximately $3.0 million. For the years ended December 31, 2005, 2004 and 2003, the Company recorded approximately $3.9 million, $1.8 million, and $900,000 in equity based compensation related to the KEEP Units.

Stock-based Compensation

On January 20, 2005, the 2005 Long-Term Incentive Plan was adopted by the Company’s board of directors. There are 1,000,000 shares available for issuance under this plan. The Plan went into effect at the close of the initial public offering. Upon completion of the initial public offering, stock options to purchase approximately 11,500 shares were granted under the 2005 Director Compensation Plan. In conjunction with the appointment of a new director in November 2005, 2,000 options were granted to that director under the Plan. These options were fully vested upon issuance.

Additionally, the directors were issued an initial restricted stock grant of 21,000 shares. 7,000 of these shares vested immediately, and the remaining 14,000 shares vest over a two year period. Also in conjunction with the appointment of the new director, the Company granted the director 3,500 shares of restricted stock with the same vesting schedule as the previously issued stock. Both the shares and options were issued from the 1,000,000 shares reserved for issuance under the 2005 Long-Term Incentive Plan. The Company accounted for these issuances of restricted stock and stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Accordingly, the Company did not recognize compensation cost in connection with the issuance of the stock options, as the options granted had an exercise price equal to the market value of LHC Group, Inc. common stock on the date of grant. During the year ended December 31, 2005, the Company did recognize compensation cost in connection with the issuance of restricted stock in the amount of $177,000.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. The Company will not recognize any additional expense related to restricted stock or options that were granted before January 1, 2006 under the provisions of SFAS No. 123(R), other than the ratable expensing of the restricted stock over the vesting period. The expense associated with

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the restricted stock is not material. The annual stock options granted to directors discussed above will begin to be expensed in accordance with SFAS 123(R) as they are granted.

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

	2005	2004	2003

Net income, as reported	$10,102	$9,313	$2,843
Redeemable minority interests	1,476	—	—

Net income available to common stockholders, as reported	8,626	9,313	2,843
Adjustments:
Stock-based compensation expense included in reported net income	—	—	—
Stock-based compensation expense determined under fair value method	53	—	—

Pro forma income available to common stockholders	$8,573	$9,313	$2,843

Net income per common share:
As reported:
Basic	$0.69	$0.77	$0.24
Diluted	$0.69	$0.76	$0.23
Pro Forma:
Basic	$0.69	$0.77	$0.24
Diluted	$0.68	$0.76	$0.23
Net income available to common stockholders per common share:
As reported:
Basic	$0.59	$0.77	$0.24
Diluted	$0.59	$0.76	$0.23
Pro Forma:
Basic	$0.59	$0.77	$0.24
Diluted	$0.58	$0.76	$0.23

Black-Scholes option pricing model assumptions:

December 31,
2005

Risk free interest rate	3.72-4.54%
Expected life (years)	5
Volatility	41.62-43.50
Expected annual dividend yield	—

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

The impact of the adoption of SFAS No. 123(R) on compensation expense recognized under the 2005 Long-Term Incentive Plan is not material at this time given our level of share-based payments granted under this plan as of December 31, 2005.

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

2005 Acquisitions

During the year ended December 31, 2005, the Company acquired the existing operations of seven entities for $9,541,000 in cash, $808,000 in acquisition costs and a promissory note for $250,000 to be paid over five years. Prior to September 2005, the Company had a management agreement with a critical access hospital. During September 2005, the Company effectively obtained control of the entity through majority board representation. As a result, it’s operations are included in the consolidated financial statements effective September 29, 2005. No goodwill was recorded as a result of this transaction. Goodwill of $10,135,000 was assigned to the home based services segment.

In conjunction with the initial public offering, the Company issued 518,036 shares of common stock to two of its joint ventures. The Company accrued a cash payment of $2.2 million related to one of the acquisitions as of June 30, 2005 of which the entire amount has been paid as of December 31, 2005. This transaction resulted in the recording of goodwill of $8.5 million, which is deductible for income tax purposes, in the home-based services and $872,000, which is not deductible for income tax purposes, in the facility-based services segment.

In conjunction with certain minority interest holders redeeming their interests in St. Landry, $214,000 of goodwill, which is not deductible for income tax purposes, was recognized in the facility based services segment.

2005 Divestitures

The Company sold a minority interest in an extended care operation and in a pharmacy operation which was wholly owned, during the three months ended March 31, 2005. The Company received $873,000 in cash and recognized a gain on these sales of $526,000. The Company retained majority interests in both operations.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the three months ended September 30, 2005, the Company executed a rescission of the sale of the pharmacy operation resulting in a loss on the complete transaction of approximately $8,000. There was no goodwill recognized in the transaction.

2004 Acquisitions

The Company made seven acquisitions during 2004 for $790,000 in cash. These acquisitions were primarily the purchase of the entities’ existing operations. Goodwill of $770,000 was assigned to the home-based services segment and goodwill of $20,000 was assigned to the facility-based services segment.

The Company also acquired a 70% interest in an outpatient rehabilitation facility through a stock purchase agreement for $207,000 in cash. Goodwill of $17,000 was assigned to the facility-based services segment. The Company also acquired a 100% interest in another outpatient rehabilitation facility through a stock purchase agreement for $750,000 in cash and a promissory note for $650,000. Goodwill of $1,220,000 was assigned to the facility-based services segment.

Additionally, the Company acquired a portion of the minority interest in a majority-owned home nursing joint venture by issuing a $300,000 promissory note. A $300,000 increase in the home-based services segment’s goodwill was recognized in connection with this transaction.

2004 Divestitures

The Company sold its majority interest in three hospice subsidiaries to the minority interest holder. The Company received $300,000 and recognized a gain on the sale of $347,000. The Company also sold its interest in a rehabilitation facility to another owner in the facility for $129,000, receiving cash of $45,000 and a promissory note for $84,000. The Company recognized a loss on the sale of $40,000.

The Company sold the rights to operate a home care facility in a specific area to an unrelated party for $200,000. The Company received $125,000 in cash and a promissory note for the balance. The Company recognized a gain on the sale of $200,000.

In connection with the planned divestiture of certain entities in 2004, management recognized an impairment loss on two operating entities in 2003.

The following results of these divestitures have been presented as loss from discontinued operations in the accompanying consolidated statement of income:

	2005	2004	2003
	(In thousands)

Net service revenue	$—	$767	$5,532
Costs, expenses and minority interest and cooperative endeavor allocations	—	810	6,288

Loss from discontinued operations before income taxes	—	(43)	(756)
Income taxes	—	17	313

Loss from discontinued operations	$—	$(26)	$(443)

2003 Acquisitions

The Company made four acquisitions during 2003 for $2,100,000. These acquisitions were primarily the purchase of the entities’ existing operations. The Company paid $1,600,000 in cash and issued a promissory note for $500,000. Goodwill of $126,000 was assigned to the home-based services segment and goodwill of $1,950,000 was assigned to the facility-based services segment.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company increased ownership in a home-nursing operation by paying $315,000 in cash and recognized an increase in goodwill of $315,000 in the home-based services segment.

	2005	2004
	(In thousands)

Home-based services segment:
Balances at beginning of period	$3,104	$2,034
Goodwill acquired during the period from acquisitions	10,135	1,070
Goodwill acquired during the period from purchase of minority interest	8,453	—

Balance at end of period	$21,692	$3,104

Facility-based services segment:
Balance at beginning of period	$3,325	$2,077
Goodwill acquired during the period from acquisitions	—	1,257
Purchase price adjustments	—	(9)
Goodwill acquired during the period from purchase of minority interest	872	—
Goodwill acquired during the period from redemption of minority interest	214	—

Balance at end of period	$4,411	$3,325

The above transactions were considered to be immaterial individually and in the aggregate. Accordingly, no supplemental pro forma information is required.

4.	Income Taxes

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	2005	2004
	(In thousands)

Deferred tax liabilities:
Conversion from cash basis accounting	$(76)	$(71)
Amortization of intangible assets	(532)	(348)
Tax in excess of book depreciation	(1,112)	(1,133)
Prepaid expenses	(781)	(299)
Change in tax accounting method	(673)	(270)

	(3,174)	(2,121)
Deferred tax assets:
Allowance for uncollectible accounts	861	451
Accrued employee benefits	429	273
Accrued compensation	—	527
Capital loss carryforward	52	—
NOL carryforward	57	—
Accrued self-insurance	354	277

	1,753	1,528

Net deferred tax liability	$(1,421)	$(593)

The net operating loss and capital loss carryforwards expire in 2024 and 2008, respectively.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s income tax expense from continuing operations were as follows:

	2005	2004	2003
	(In thousands)

Current:
Federal	$4,016	$4,940	$1,777
State	675	581	233

	4,691	5,521	2,010
Deferred:
Federal	580	75	277
State	93	9	33

	673	84	310

Total provision for income taxes	$5,364	$5,605	$2,320

A reconciliation of the differences between income taxes computed at the federal statutory rate and provisions for income taxes for each period are as follows:

	2005	2004	2003
	(In thousands)

Income taxes computed at federal statutory tax rate	$5,258	$4,975	$1,906
State income taxes, net of federal benefit	617	575	243
Tax exempt interest income	(78)	—	—
Tax benefit on compensation charge	(342)	—	—
Gulf Opportunity Act tax credit	(164)	—	—
Nondeductible expenses	73	55	171

Total provision for income taxes	$5,364	$5,605	$2,320

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Credit Arrangements

Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2005	2004
	(In thousands)

Loan agreement with the Catalyst Entities	$—	$863
Subordinated promissory note with former shareholders	—	319
Notes payable:
Due in two annual installments of $161,000 with interest beginning August 2004 with interest at 5%	—	150
Due in monthly installments of $143,000 through July 2006 at 5.5%	842	—
Due in yearly installments of $50,000 through August 2010 at 6.25%	250	—
Due in monthly installments of $20,565 through October 2015 at LIBOR plus 225 basis points (6.64% at December 31, 2005)	2,929	—
Due in monthly installments of $48,500 through March 2006 at 5.7%	144	—
Due in monthly installments of $500 at 8.25%	—	9
Due in monthly installments of $12,500 through November 2009 at 3.08%	515	625
Due in monthly installments of $2,000 through January 2009 at 5.75%	—	180

	4,680	2,146
Less current portion of long-term debt	1,406	1,019

	$3,274	$1,127

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

In August 2005, the Company entered into a promissory note with Bancorp Equipment Finance, Inc. to purchase an airplane, for a principal amount of $2,975,000 with interest accruing on any outstanding principal balance at the one month LIBOR rate plus 225 basis points (6.64% at December 31, 2005). The note is collateralized by the airplane and is payable in 119 monthly installments of $20,565 followed by one balloon installment in the amount of $1,920,565.

In August 2005, the Company entered into a promissory note with the seller of A-1 Nursing Registry, Inc. (“A-1”) in conjunction with the purchase of the assets of A-1. The principal amount of the note is $250,000 and it bears interest at 6.25%.

The Company’s subordinated promissory note with former shareholders was repaid in full at March 31, 2005. The interest rate on this note was 15.5%. (See Note 8)

Certain of the Company’s loan agreements contain certain restrictive covenants, including limitations on indebtedness and the maintenance of certain financial ratios. At December 31, 2005 and 2004, the Company was in compliance with all covenants.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The scheduled principal payments on long-term debt are as follows for each of the next five years following December 31, 2005 (in thousands):

2006	$1,406
2007	428
2008	435
2009	419
2010	296
Thereafter	1,696

$4,680

Other Credit Arrangements

The Company maintains a revolving-debt arrangement. Under the terms of this arrangement, the Company may be advanced funds up to a defined limit of eligible accounts receivable not to exceed the borrowing limit. At December 31, 2005 and December 31, 2004, the borrowing limit was $22,500,000 and $15,000,000, respectively, and the amounts outstanding were $0, and $14,288,000, respectively. The total availability may be increased up to a maximum of $25.0 million, subject to certain terms and conditions. Interest accrues on outstanding amounts at a varying rate and is based on the Wells Fargo Bank, N.A. prime rate plus 1.5% (8.5% at December 31, 2005). The annual facility fee is 0.5% of the total availability. The agreement expires on April 15, 2010.

6.	Key Employee Equity Participation Plan

The Company had reserved up to 6.5% of the value of the Company’s stock for issuance under the KEEP Plan. In conjunction with the initial public offering the 481,680 units became completely vested and were converted to common stock. The Company incurred a charge to equity based compensation of $3.9 million. A summary of the changes in the KEEP Units outstanding is as follows:

	December 31,	December 31,
	2005	2004

Outstanding at beginning of period	481,680	106,500
Granted	—	375,180
Exercised	—	—
Converted	(481,680)	—

Outstanding at end of period	—	481,680

Number of KEEP Units vested at end of period	—	106,607

The KEEP Units were accounted for at their estimated fair value. Accordingly, no pro forma net income or per share information was required for prior periods.

7.	Stockholders’ Equity

Stock Options

On January 20, 2005, the board of directors and stockholders of the Company approved the 2005 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for 1,000,000 shares of common stock that may be issued or transferred pursuant to awards made under the plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the Incentive Plan, including incentive or non-qualified statutory stock options and restricted stock. All awards must be evidenced by a written award

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certificate which will include the provisions specified by the compensation committee of the board of directors. The compensation committee will determine the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of our common stock as of the date of grant.

Also on January 20, 2005, the 2005 Director Compensation Plan was adopted. The shares issued under our 2005 Director Compensation Plan are issued from the 1,000,000 shares reserved for issuance under our Incentive Plan. In 2005, 13,500 stock options were granted at the fair market value of the underlying stock with a weighted average option price of $14.45. These options vested immediately and have a contractual life of 10 years. The weighted average exercise price range between $14.00-$17.05. No options were exercised or forfeited during the year. All 13,500 options are exercisable at December 31, 2005.

Additionally, the independent directors were granted initial restricted stock awards under the Director Compensation Plan. During 2005, 24,500 units were granted at an average market value at the date of the award of $14.44.

The Company accounted for these issuances of restricted stock and stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Accordingly, the Company did not recognize compensation cost in connection with the issuance of the stock options, as the options granted had an exercise price equal to the market value of LHC Group, Inc. common stock on the date of grant. The Company did recognize compensation cost in connection with the issuance of restricted stock in the amount of $177,000.

Treasury Stock

In conjunction with the conversion of the KEEP units to common stock during the initial public offering, the recipients incurred withholding tax liabilities. The Company allowed KEEP unit holders to turn in shares of common stock at December 30, 2005 to satisfy those tax obligations. The Company redeemed 35,209 shares of common stock related to these tax obligations at December 30, 2005.

8.	Related Party Transactions

Employee Receivables

At December 31, 2005, the Company has recorded a receivable from employees of $1.9 million related to withholding taxes on the KEEP units that were converted to common stock in conjunction with the initial public offering. The amount was settled in January 2006 by either a cash payment or the assignment of common stock to the Company.

Additionally, as a result of Hurricanes Katrina and Rita, the Company established a loan fund to allow affected employees to borrow up to six months of their salary to aid in their recovery from the hurricanes. The loan agreements bear interest of 3.5%. The employees will begin payment on the loans one year after the date of the agreement through payroll deductions. As of December 31, 2005, these loans totaled $456,000 and are included in other assets on the balance sheet.

Catalyst Fund, Ltd. and Southwest/Catalyst Capital, Ltd. Investments

In July 2001, the Company entered into a loan agreement with the Catalyst Fund, Ltd., and Southwest/Catalyst Capital, Ltd. (“Catalyst Entities”), involving an aggregate amount of $2,000,000. These loans were evidenced by individual promissory notes, each in the principal amount of $1,000,000, accruing interest at a rate of 12.0% per annum and payable in equal monthly installments of approximately $26,000 in principal and interest, due through July 1, 2006. As of June 30, 2005, this note was paid in full.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchase of Common Stock from Certain Stockholders

In March 2001, certain stockholders agreed to sell the equivalent of an aggregate of 3,881,663 shares of the Company’s currently outstanding common stock to the Company. The purchase price was paid pursuant to a promissory note in the principal amount of approximately $1,000,000. The note bears interest at a rate of 15.5%, and payments of approximately $25,000 are due each month. At December 31, 2004, $319,000 in principal was outstanding under this note. The note was paid in full during 2005. An additional payment under a non-compete agreement was paid to the former stockholders in 2005 as the Company met certain performance-based criteria.

The repurchased shares were held in escrow as collateral for the payment of the purchase price. As payments under the promissory note are made, a proportion of the total repurchased shares is released. This proportion is determined by dividing the principal amount paid in the particular installment by a price per share of $0.268. The sole and exclusive remedy available in the event of default under the promissory note is foreclosure on the remaining collateral. At December 31, 2004, 1,190,608 treasury units were considered restricted under the terms of this agreement. During 2005, all shares have been released in conjunction with the repayment of the note.

Non-compete Agreement with Certain Former Stockholders

The Company recorded compensation expense of $338,000 related to the 2001 repurchase of the Company’s common stock described above. The performance-based criteria were met in 2004 and the amount was paid in 2005.

Indebtedness of Officer of the Company

In October 2004, an officer repaid in full a promissory note held by the Company in the principal amount of $90,000. The promissory note, which had an interest rate of 7% per annum, was formerly secured by 33,000 KEEP Units held by the officer. In connection with its repayment by the officer, the promissory note was canceled and the Company’s security interest in the officer’s KEEP Units was terminated.

The officer was the obligor under another promissory note in the Company’s favor in the principal amount of $123,000, which note had an interest rate of 6% per annum and was due on or before March 3, 2010. The officer was entitled under the note to prepay all or any part of this obligation without penalty. This promissory note was intended to serve as payment of the purchase price for 150,000 shares of common stock purchased by the officer under a subscription agreement, dated March 3, 2004. The Company recognized a compensation charge of $600,000 in connection with the issuance of these shares of common stock. As security for the repayment of the promissory note, the officer concurrently executed an Act of Pledge in which he granted the Company the right to sell any or all of his shares of common stock in the event of default under or nonpayment of the promissory note. In exchange for the return of the 150,000 shares of common stock formerly issued to the officer, this promissory note was canceled on June 30, 2004. The Company issued this officer 225,000 KEEP Units in connection with the return of the 150,000 shares of common stock described above.

Beginning in 2001, the Company recognized compensation charges related to stock grants made to this officer. These charges totaled $1,500,000 at the date of the return of the stock described above.

Sunset Clinic Lease Agreement

In July 2003, one of the Company’s indirect, wholly owned subsidiaries, Louisiana Physical Therapy, LLC, entered into a lease agreement with Oak Shadows of Sunset, LLC (“Oak Shadows”). The lease agreement had an initial ten-year term set to expire in July 2013. The lease agreement granted no right of termination. The lease agreement required monthly payments of approximately $4,000 for the initial term. At

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the time of the lease agreement’s execution, an officer of the Company held 100% of the membership interests in Oak Shadows. On December 1, 2004, pursuant to a Transfer and Assignment of LLC Membership Interest, the officer, as the sole member of Oak Shadows, transferred his membership interest, which included land and building with a net book value of $279,000, to the Company in exchange for the Company’s assumption of the officer’s guarantee of mortgage indebtedness relating to the property, in the form of two note payables whose principal balances totaled $282,000. Upon the acquisition of Oak Shadows, the lease was terminated.

9.	Leases

The Company, through two of its wholly owned subsidiaries, entered into one lease agreement in 2001 and another in 2003 for a Medicare and a Medicaid license and the associated provider numbers. The agreements are for an initial term of five years and will be automatically extended for a consecutive five-year term unless the lessee gives written notice to the lessor 180 days prior to the expiration date of the initial term. The initial lease terms expire in 2006 and 2008. Additionally, in 2005, the Company entered into two lease agreements for a Medicare and Medicaid license and the associated provider numbers. The terms are consistent the other two license agreements described above. Expense related to these leases was $436,000 in 2005, $545,000 in 2004, and $166,000 in 2003. Payments due under these leases are $393,000 in 2006, $243,000 in 2007, and $182,000 in 2008. These payments do not include future payments for the license that was leased in 2005 as these are dependent on net quarterly profits. Each license has a $160,000 limit per year on the amount that can be paid.

The Company leases office space and equipment at its various locations. Total rental expense was approximately $5,391,000 in 2005, $4,318,000 in 2004, and $3,649,000 in 2004. Future minimum rental commitments under non-cancelable operating leases, are as follows for the periods ending December 31 (in thousands):

2006	$4,537
2007	3,406
2008	2,475
2009	1,066
2010	577
Thereafter	1,579

$13,640

As of December 31, 2005, future minimum payments by year and in the aggregate, under non-cancelable capital leases with initial terms of one year or more, consisted of the following (in thousands):

2006	$450
2007	245
2008	116
2009	56
2010	—
Thereafter	—

Total minimum lease payments	867
Amounts representing interest	120

Present value of net minimum payments	747
Current portion of capital lease obligations	400

Capital lease obligations, long-term	$347

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost of assets held under capital leases was $1,404,000 and $2,558,000 at December 31, 2005 and 2004, respectively. The related accumulated amortization was $489,000 and $341,000 at December 31, 2005 and 2004, respectively.

10.	Employee Benefit Plan

The Company sponsors a profit-sharing 401(k) plan that covers substantially all eligible full-time employees. The plan allows participants to contribute up to 15% of their compensation and discretionary Company contributions as determined by the Company’s board of directors. Discretionary contributions authorized to the plan during the years ended December 31, 2005, 2004, and 2003 were $0, $474,000, and $201,000, respectively. Effective January 1, 2006, the Company implemented a discretionary match of up to 2% of participating employee contributions. The employer contribution will vest 20% after two years, and 20% each additional year until it is fully vested in year six.

11.	Commitments and Contingencies

Contingent Convertible Minority Interests

During 2004, in conjunction with the acquisition/sale of joint venture interests, the Company entered into agreements with minority interest holders in three of its majority owned subsidiaries that allowed these minority interest holders to put their minority interests to the Company in the event the Company is sold, merged or otherwise acquired or completes an initial public offering (“IPO”). These put options were deemed to be part of the underlying minority interest shares, thus rendering the shares to be puttable shares. In September and November of 2004, the Company entered into forward exchange contracts with the minority interest holders in two of these subsidiaries, Acadian Home Health Care Services, LLC (“Acadian”) and Hebert, Thibodeaux, Albro and Touchet Therapy Group, Inc. (“Hebert”) which required the minority interest holders in these subsidiaries to sell their interests to the Company in the event of an IPO. In conjunction with the Company’s IPO, the forward exchange contracts were consummated and the minority interest holders of Acadian and Hebert sold their minority interests to the Company in exchange for cash and shares of the Company’s common stock. The Company had accrued the cash payment of approximately $2.2 million to be paid under these forward exchange contracts. Since the IPO, this amount has been paid in full.

In the third majority owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), the put option allows the minority interest holders to convert their minority interests into shares of the Company based upon St. Landry’s EBITDA for the prior fiscal year in relation to the Company’s EBITDA over the same period. The put option became exercisable by the minority interest holders in St. Landry upon the completion of the IPO. However, due to applicable laws and regulations, the minority interest holders can not convert their minority interests in St. Landry unless certain conditions are met including, but not limited to, the Company having stockholders’ equity in excess of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years. If the St. Landry minority interest holders do not or are unable to convert their minority interests into shares of the Company, the minority interest holders shall have the option to redeem their minority interests at any time following thirty days after the IPO for cash consideration equal to the value of the shares the minority interest holders would have received if they had converted their minority interests into shares of the Company multiplied by the average closing price of the Company’s shares for the thirty days preceding the date of the minority interest holders’ exercise of the redemption option. As of December 31, 2005, the company has exceeded $75 million in stockholders’ equity. As of March 24, 2006, approximately 53.0% of the doctors have converted their minority interests to cash.

The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and EITF Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allowed the minority interest holders in St. Landry’s to have their interests redeemed for cash upon the completion of the IPO and therefore the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at June 30, 2005. In September 2005, certain minority interest holders redeemed their interests in St. Landry’s. This resulted in a cash payment of approximately $214,000. In connection with the partial redemption of certain minority interest in September 2005, we decreased our minority interests by approximately $149,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $214,000 to represent the value of the minority interests redeemed. Also at the end of the September 30, 2005 quarter, we recorded a mark to market charge of $404,000.

In November 2005, the agreement was amended to allow minority interest holders to redeem their minority interests based on the St. Landry’s rolling twelve month EBITDA in relation to the Company’s EBITDA over the same period. At December 31, 2005, the Company recorded an additional mark to market benefit of $266,000 to mark the liability to redemption value at the end of the quarter.

Contingencies

The terms of several joint venture operating agreements grant a buy/sell option that would require the Company to either purchase or sell the existing membership interest in the joint venture within 30 days of the receipt of the notice to exercise the provision. Either the Company or its joint venture partner has the right to exercise the buy/sell option. The party receiving the exercise notice has the right to either purchase the interests held by the other party or sell its interests to the other party. The purchase price formula for the interests is set forth in the joint venture agreement and is typically based on a multiple of the earnings before income taxes, depreciation and amortization of the joint venture. Total revenue earned by the Company from joint ventures subject to these arrangements was $13,681,000, $23,178,000, and $17,385,000 for the year ended December 31, 2005, 2004 and 2003, respectively. There is one joint venture operating agreement remaining as of December 31, 2005 with a buy/sell option. As of March 24, 2006, approximately 53.0% of the doctors have converted their minority interests to cash. The Company has not received notice from any joint venture partners of their intent to exercise the buy/sell option nor has the Company notified any joint venture partners of any intent to exercise the buy/sell option.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could result in the imposition of fines, civil or criminal penalties, the termination of the Company’s rights to participate in federal and state-sponsored programs, and the suspension or revocation of the Company’s licenses.

If the Company’s long-term acute care hospitals fail to meet or maintain the standards for Medicare certification as long-term acute care hospitals, such as average minimum length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in the Company receiving less Medicare reimbursement than currently received for patient services. Moreover, all but one of the Company’s long-term acute care hospitals are subject to additional Medicare criteria because they operate as separate hospitals located in space leased from, and located in, a general acute care hospital, known as a host hospital. This is known as a “hospital within a hospital” model. These additional criteria include requirements concerning financial and operational separateness from the host hospital.

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

12.	Concentration of Risk

The Company’s Louisiana facilities accounted for approximately 79.5%, 82.8%, and 89.0% of net service revenue during the years ended December 31, 2005, 2004, and 2003, respectively. Any material change in the current economic, or competitive conditions in Louisiana could have a disproportionate effect on the Company’s overall business results.

13.	Segment Information

The Company’s segments consist of (a) home-based services and (b) facility-based services. Home-based services include home nursing services and hospice services. Facility-based serviced include long-term acute care services and outpatient rehabilitation services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	Home-Based	Facility-Based
	Services	Services	Total
	(In thousands)

Net service revenue	$107,393	$55,156	$162,549
Cost of service revenue	52,635	35,708	88,343
General and administrative expenses	34,747	15,137	49,884
Equity-based compensation expense	2,699	1,157	3,856
Operating income	17,312	3,154	20,466
Interest expense	690	378	1,068
Non operating (income) loss, including gain on sale of assets	(133)	(462)	(595)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	16,755	3,238	19,993
Minority interest and cooperative endeavor allocations	3,108	1,419	4,527
Income from continuing operations before income taxes	13,647	1,819	15,466
Total assets	70,889	33,729	104,618

	Year Ended December 31, 2004
	Home-Based	Facility-Based
	Services	Services	Total
	(In thousands)

Net service revenue	$84,495	$38,485	$122,980
Cost of service revenue	41,266	21,983	63,249
General and administrative expenses	26,189	11,737	37,926
Equity-based compensation expense	1,252	536	1,788
Operating income	15,788	4,229	20,017
Interest expense	768	421	1,189
Non operating (income) loss, including gain on sale of assets	(257)	407	150
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	15,277	3,401	18,678
Minority interest and cooperative endeavor allocations	3,017	1,029	4,046
Income from continuing operations before income taxes	12,260	2,372	14,632
Total assets	30,049	17,470	47,519

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003
	Home-Based	Facility-Based
	Services	Services	Total
	(In thousands)

Net service revenue	$56,196	$16,169	$72,365
Cost of service revenue	27,567	9,579	37,146
General and administrative expenses	17,642	7,119	24,761
Equity-based compensation expense	605	259	864
Operating income (loss)	10,351	(788)	9,563
Interest expense	872	354	1,226
Non operating income, including gain on sale of assets	(92)	(14)	(106)
Income (loss) from continuing operations before income taxes and minority interest and cooperative endeavor allocations	9,571	(1,128)	8,443
Minority interest and cooperative endeavor allocations	2,855	(18)	2,837
Income (loss) from continuing operations before income taxes	6,716	(1,110)	5,606
Total assets	22,232	5,683	27,915

14.	Fair Value of Financial Instruments

The following table summarizes the fair value of the Company’s financial instruments:

	December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Cash	$17,398	$17,398	$2,911	$2,911
Receivables	44,582	44,582	28,013	28,013
Payables and accrued liabilities	12,598	12,598	8,975	8,975
Capital lease obligations	747	747	1,841	1,841
Long-term debt	4,680	4,680	16,434	16,481

The carrying amounts of the Company’s cash, receivables, accounts payable, and accrued liabilities approximate their fair value because of their short maturity.

The carrying amount of the Company’s lines of credit and capital lease obligations approximate their fair value because of the interest rates are considered to be at market rates. The fair value of the long-term debt is based on the current interest rates on the Company’s variable debt.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Allowance for Uncollectible Accounts and Property, Building, and Equipment

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts:

	Beginning			End of
	of Year	Additions and		Year
	Balance	Expenses	Deductions	Balance
	(In thousands)

Year ended December 31:
2005	$1,168	$3,188	$1,812	$2,544
2004	418	1,556	806	1,168
2003	496	604	682	418

The following table describes the components of property, building, and equipment:

	December 31,
	2005	2004
	(In thousands)

Land	$137	$56
Building and improvements	2,377	1,849
Transportation equipment	3,339	776
Furniture and other equipment	7,519	5,048

	13,372	7,729
Less accumulated depreciation and amortization	3,148	1,553

	$10,224	$6,176

16.	Unaudited Summarized Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2005	2005	2005	2005
	(In thousands)

Net service revenue	$37,536	$38,459	$41,266	$45,288
Gross margin	17,907	17,465	18,700	20,134
Net income	3,287	887	2,758	3,170
Net income available to common stockholders	3,287	(600)	2,354	3,436
Basic earnings per share
Net income	$0.27	$0.07	$0.17	$0.19
Net income available to common shareholders	$0.27	$(0.04)	$0.14	$0.21
Diluted earnings per share
Net income	$0.27	$0.07	$0.17	$0.19
Net income available to common shareholders	$0.27	$(0.04)	$0.14	$0.21
Weighted average shares outstanding Basic	12,085,154	13,174,690	16,591,870	16,592,134
Diluted	12,207,532	13,277,039	16,594,774	16,595,901

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2004	2004	2004	2004
	(In thousands)

Net service revenue	$25,980	$29,599	$32,379	$35,022
Gross margin	12,069	14,747	15,727	17,188
Net income	1,682	2,284	2,781	2,566
Net income available to common stockholders	1,682	2,284	2,781	2,566
Basic earnings per share
Net income	$0.14	$0.19	$0.23	$0.21
Net income available to common shareholders	$0.14	$0.19	$0.23	$0.21
Diluted earnings per share
Net income	$0.14	$0.19	$0.23	$0.21
Net income available to common shareholders	$0.14	$0.19	$0.23	$0.21
Weighted average shares outstanding
Basic	12,085,154	12,085,150	12,085,150	12,085,150
Diluted	12,113,752	12,133,761	12,155,351	12,176,345

17.	Subsequent Events

In February 2006, the Company closed two acquisitions, Infirmary Home Health and Stanocola Home Health. The Company acquired a 67% ownership interest in both transactions.

In March 2006, the Company closed its private duty business. The private duty operations are immaterial to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

/s/  Keith G. Myers
Keith G. Myers
President and Chief Executive Officer

Date March 31, 2006

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith G. Myers and R. Barr Brown and either of them (with full power in each to act alone) as true and lawful attorneys-in-fact with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Keith G. Myers Keith G. Myers	President, Chief Executive Officer and Chairman of the Board of Directors	March 31, 2006

/s/ R. Barr Brown R. Barr Brown	Senior Vice President, Chief Financial Officer and Director	March 31, 2006

/s/ John L. Indest John L. Indest	Executive Vice President, Chief Operating Officer, Secretary and Director	March 31, 2006

/s/ Dan S. Wilford Dan S. Wilford	Director	March 31, 2006

/s/ Ronald T. Nixon Ronald T. Nixon	Director	March 31, 2006

/s/ Ted W. Hoyt Ted W. Hoyt	Director	March 31, 2006

/s/ George A. Lewis George A. Lewis	Director	March 31, 2006

/s/ W. Patrick Mulloy, II W. Patrick Mulloy, II	Director	March 31, 2006

/s/ W. J. ‘Billy” Tauzin W. J. “Billy” Tauzin	Director	March 31, 2006

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
3.2	Bylaws of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 9, 2005).
4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).
4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005, respectively).
10.1	St. Landry Payment Amendment Agreement, dated November 9, 2005, between LHC Group, Inc. and the members of St. Landry’s Extended Care Hospital, LLC (previously filed as an exhibit to the Form 10-Q on November 14, 2005).
10.2	Exchange Agreement between Louisiana Healthcare Group, LLC, LHC Group, LLC and Beta HomeCare, Inc., dated September 14, 2004 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on November 26, 2004).
10.3	Exchange Agreement between Louisiana Healthcare Group, LLC, LHC Group, LLC and Hebert, Thibodeaux, Albro and Touchet Therapy Group, dated November 23, 2004 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on November 26, 2004).
10.4	LHC 2003 Key Employee Equity Participation Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on November 26, 2004).
10.5	LHC Group, Inc. 2005 Long-Term Incentive Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.6	Form of Award under LHC Group, Inc. 2005 Director Compensation Plan. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.7	Employment Agreement between LHC Group, Inc. and Keith G. Myers (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.8	Employment Agreement between LHC Group, Inc. and R. Barr Brown (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.9	Employment Agreement between LHC Group, Inc. and John L. Indest (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.10	Employment Agreement between LHC Group, Inc. and Daryl J. Doise (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.11	Form of Indemnity Agreement between LHC Group and directors and certain officers (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.12	LHC Group, Inc. 2005 Director Compensation Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.13	Second Amended and Restated Loan and Security Agreement among Residential Funding Corporation, LHC Group, Inc. and its subsidiaries listed as Borrowers on the signature pages attached thereto, dated April 13, 2005 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 9, 2005).
10.14	Lease Agreement by and among Mississippi Baptist Medical Center, Inc., Mississippi Baptist Health Systems, Inc., Mississippi HomeCare of Jackson, LLC, Mississippi Health Care Group, LLC and LHC Group, LLC, dated September 30, 2003 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 9, 2005).
10.15	Operating Agreement of Acadian Home Health Care Services, LLC, dated January 1, 2004 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 9, 2005).
10.16	Operating Agreement of St. Landry Extended Care Hospital, LLC, dated April 15, 2004 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 20, 2005).
10.17	Operating Agreement of LHCG-III, LLC d/b/a Extended Care Hospital of Lafayette, dated January 1, 2005 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 20, 2005).

Exhibit
Number		Description of Exhibits

10.18		Operating Agreement of Acadian Home Care, LLC, dated April 1, 2004 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 20, 2005).
10.19		Form of Restricted Stock Award under LHC Group, Inc. 2005 Long Term Incentive Plan.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP.
24.1		Power of Attorney (included on the Signature page of this annual report on Form 10-K).
31.1		Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of R. Barr Brown, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Keith G. Myers, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of R. Barr Brown, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.