Form 10-Q
period 2006-03-31
LHC Group, Inc
filed 2006-05-15
CIK 1303313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 0-8082
LHC GROUP, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware (State or Other Jurisdiction of	71-0918189 (I.R.S. Employer Identification No.)
Incorporation or Organization)
420 West Pinhook Rd, Suite A
Lafayette, LA 70503
(Address of principal executive offices including zip code)
(337) 233-1307
(Registrant’s telephone number, including area code)
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $0.01, outstanding as of May 12, 2006: 16,559,828 shares

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$18,133	$17,398
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $2,642, and $2,544 at March 31, 2006 and December 31, 2005, respectively	40,320	34,810
Other receivables	3,260	3,365
Employee receivables	24	1,888
Amounts due from governmental entities	3,889	4,519

	47,493	44,582
Deferred income taxes	617	152
Income taxes recoverable	—	869
Prepaid expenses and other current assets	3,728	3,714
Assets held for sale	1,713	—

Total current assets	71,684	66,715
Property, building, and equipment, net	10,688	10,224
Goodwill	26,155	26,103
Other assets	1,610	1,576

Total assets	$110,137	$104,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$4,347	$6,474
Salaries, wages, and benefits payable	8,036	6,124
Amounts due to governmental entities	3,048	3,080
Amounts payable under cooperative endeavor agreements	60	37
Income taxes payable	1,249	—
Current portion of capital lease obligations	370	400
Current portion of long-term debt	846	1,406

Total current liabilities	17,956	17,521
Deferred income taxes, less current portion	1,748	1,573
Capital lease obligations, less current portion	268	347
Long-term debt, less current portion	3,231	3,274
Minority interests subject to exchange contracts and/or put options	629	1,511
Other minority interests	2,726	1,948
Stockholders’ equity:
Common stock — $0.01 par value: 40,000,000 shares authorized; 19,507,887 shares issued and 16,557,828 shares outstanding at March 31, 2006 and December 31, 2005, respectively	166	166
Treasury stock — 2,950,059 shares at cost	(2,856)	(2,856)
Additional paid-in capital	58,752	58,596
Retained earnings	27,517	22,538

Total stockholders’ equity	83,579	78,444

Total liabilities and stockholders’ equity	$110,137	$104,618

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
	(in thousands, except share and
	per share data)
Net service revenue	$45,482	$35,557
Cost of service revenue	24,047	17,779

Gross margin	21,435	17,778
General and administrative expenses	14,994	10,017
Equity-based compensation expense(1)	—	504

Operating income	6,441	7,257
Interest expense	86	308
Non-operating income, including gain or loss on sales of assets	(167)	(518)

Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	6,522	7,467
Income tax expense	1,715	2,304
Minority interest and cooperative endeavor allocations	1,028	1,441

Income from continuing operations	3,779	3,722
Loss from discontinued operations (net of income taxes of ($147) and ($267) in the three months ended March 31, 2006 and 2005, respectively)	(240)	(435)
Gain on sale of discontinued operations (net of income taxes of $366 for the three months ended March 31, 2006)	597	—

Net income	4,136	3,287
Redeemable minority interests	843	—

Net income available to common stockholders	$4,979	$3,287

Earnings per share — basic:
Income from continuing operations	$0.23	$0.31
Loss from discontinued operations, net	(0.01)	(0.04)
Gain on sale of discontinued operations, net	.04	—

Net income	0.26	0.27
Redeemable minority interests	0.05	—

Net income available to common shareholders	$0.31	$0.27

Earnings per share — diluted:
Income from continuing operations	$0.23	$0.30
Loss from discontinued operations, net	(0.01)	(0.04)
Gain on sale of discontinued operations, net	.04	—

Net income	0.26	0.26
Redeemable minority interests	0.05	—

Net income available to common shareholders	$0.31	$0.26

Weighted average shares outstanding:
Basic	16,557,828	12,085,154
Diluted	16,563,368	12,207,532

(1)	Equity-based compensation is allocated as follows:

	Three Months Ended March 31,
	2006	2005
	(unaudited)
	(in thousands)
Cost of service revenue	$—	$19
General and administrative expenses	—	485

Total equity-based compensation expense	$—	$504

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
	(in thousands)
Operating activities
Net income	$4,136	$3,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	532	365
Provision for bad debts	841	699
Equity-based compensation expense	—	504
Compensation expense	96	—
Minority interest in earnings of subsidiaries	1,028	1,325
Deferred income taxes	(290)	(428)
Gain on sale of business	(963)	—
Gain on divestitures and sale of assets	—	(517)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(2,431)	(10,085)
Prepaid expenses, other assets	63	(10)
Accounts payable and accrued expenses	1,963	3,849
Net amounts due under cooperative endeavor agreements	23	233
Net amounts due governmental entities	598	1,097

Net cash provided by operating activities	5,596	319
Investing activities
Purchases of property, building, and equipment	(991)	(486)
Proceeds from sale of entities	1,200	873
Cash paid for acquisitions, primarily goodwill	(3,269)	(100)

Net cash (used in) provided by investing activities	(3,060)	287
Financing activities
Dividends paid	—	(88)
Principal payments on debt	(603)	(481)
Payments on capital leases	(109)	(168)
Proceeds from issuance of debt	—	44
Net proceeds from lines of credit and revolving debt arrangements	—	456
Offering costs incurred	—	(653)
Minority interest distributions, net	(1,089)	(919)

Net cash used in financing activities	(1,801)	(1,809)

Change in cash	735	(1,203)
Cash at beginning of period	17,398	2,911

Cash at end of period	$18,133	$1,708

Supplemental disclosures of cash flow information
Interest paid	$86	$334

Income taxes paid	$105	$207

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
     LHC Group, Inc. (the “Company”) is a healthcare provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries in rural markets in the southern United States. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals and outpatient rehabilitation clinics. The Company, through its wholly and majority-owned subsidiaries, equity joint ventures, and controlled affiliates, currently operates in Louisiana, Mississippi, Arkansas, Alabama, West Virginia and Texas.
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
Initial Public Offering
     On June 9, 2005, the Company began its initial public offering of 4,800,000 shares of its common stock at a price of $14.00 per share. The Company offered 3,500,000 shares along with 1,300,000 shares that were sold by certain stockholders of LHC Group. The Company received no proceeds from the sale of the shares by the selling stockholders. The shares began trading on the NASDAQ National Market under the symbol “LHCG” on June 9, 2005. The initial public offering was completed on June 14, 2005. The underwriters exercised an option to purchase an additional 720,000 shares from certain stockholders solely to cover over-allotments. The Company received $45,570,000, net of underwriting discounts of $3,430,000 in proceeds from the offering. The Company incurred $3,963,000 in costs related to the initial public offering.
Unaudited Interim Financial Information
     The consolidated balance sheet as of March 31, 2006 and the related consolidated statements of income and changes in stockholders’ equity and cash flows for the three months ended March 31, 2006 and 2005 and related notes (interim financial information) have been prepared by LHC Group, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the interim financial information presented. These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Consolidated Financial Statements for the year ended December 31, 2005 as filed with the Securities and Exchange Commission in the Form 10-K.
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
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months
	Ended March 31,
	2006	2005
Wholly owned subsidiaries	36.6%	27.5%
Equity joint ventures	48.9	54.4
Cooperative endeavors	1.7	3.0
License leasing arrangements	11.4	11.9
Management services	1.4	3.2

	100.0%	100.0%

Revenue Recognition
     The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients, and others for services rendered. Under Medicare, the Company’s home nursing patients are classified into a group referred to as a home health resource group prior to the receipt of services. Based on this home health resource group, the Company is entitled to receive a prospective Medicare payment for delivering care over a 60 day period referred to as an episode. Medicare adjusts these prospective payments based on a variety of factors, such as low utilization, patient transfers, changes in condition and the level of services provided. In calculating the Company’s reported net service revenue from home nursing services, the Company adjusts the prospective Medicare payments by an estimate of the adjustments. The Company calculates the adjustments based on a rolling average of these types of adjustments for claims paid during the preceding three months. For home nursing services, the Company recognizes revenue based on the number of days elapsed during the episode of care.
     Under Medicare, patients in the Company’s long-term acute care facilities are classified into long-term diagnosis-related groups. Based on this classification, the Company is then entitled to receive a fixed payment from Medicare. This fixed payment is also subject to adjustment by Medicare due to factors such as short stays. In calculating reported net service revenue for services provided in the Company’s long-term acute care hospitals, the Company reduces the prospective payment amounts by an estimate of the adjustments. The Company calculates the adjustment based on a historical average of these types of adjustments for claims paid during the preceding three months. For the Company’s long-term acute care hospitals, revenue is recognized as services are provided.
     For hospice services, the Company is paid by Medicare under a per diem payment system. The Company receives one of four predetermined daily or hourly rates based upon the level of care the Company furnished. The Company records net service revenue from hospice services based on the daily or hourly rate. The Company recognizes revenue for hospice as services are provided.

     Under Medicare, the Company is reimbursed for rehabilitation services based on a fee schedule for services provided adjusted by the geographical area in which the facility is located. The Company recognizes revenue as these services are provided.
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
     Net service revenue was comprised of the following:

	Three Months
	Ended March 31,
	2006	2005
Home-based services	71.8%	69.7%
Facility-based services	28.2	30.3

	100.0%	100.0%

     The following table sets forth the percentage of net service revenue earned by category of payor:

	Three Months
	Ended March 31,
	2006	2005
Payor:
Medicare	84.9%	82.8%
Medicaid	5.3	8.0
Other	9.8	9.2

	100.0%	100.0%

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
     Medicare rates are subject to change. Due to the length of the Company’s episodes of care, a situation may arise where Medicare rate changes affect a prior period’s net service revenue. In the event that Medicare rates experience change, the net effect of that change will be reflected in the current reporting period.
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
     Hospice Services. The Company’s Medicare hospice reimbursement is based on an annually-updated prospective payment system. Hospice payments are also subject to two caps. One cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services. The second cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. None of the Company’s hospices exceeded either cap during the three months ended March 31, 2006 or 2005.
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
     A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for accelerated payment before all services are rendered. The estimated episodic payment is billed at the commencement of the episode. The Company requests an accelerated payment for 60% of the estimated reimbursement at the initial billing for the initial episode of care per patient and the remaining reimbursement is requested upon completion of the episode. For any subsequent episodes of care contiguous with the first episode of care for the patient, the Company requests an accelerated payment for 50% of the estimated reimbursement at initial billing. The remaining 50% reimbursement is requested upon completion of the episode. The Company has earned net service revenue in excess of billings rendered to Medicare. Only a nominal portion of the amounts due to the Medicare program represent cash collected in advance of providing services.

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
     Also included in the due to/from governmental entities account are reimbursements that the Company is due from the government and payments are expected to be recouped by the government from the Company related to outlier payments for two long term acute care hospitals.
     There have been no significant changes in estimates during the three months ended March 31, 2006 and 2005.
   Property, Building, and Equipment
     Property, building, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, generally ranging from three to ten years and up to thirty-nine years on buildings. Depreciation expense for the three months ended March 31, 2006 and 2005 was $532,000 and $365,000, respectively.
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
     Several of the Company’s home health agencies have cooperative endeavor agreements with third parties that allow the third parties to be paid or recover a fee based on the profits or losses of the respective agencies. The Company accrues for the settlement of the third party’s profits or losses during the period the amounts are earned. Under the agreements, the Company has incurred net amounts due to the third parties of $65,000 and $136,000 for the three months ended March 31, 2006 and 2005, respectively. The cooperative endeavor agreements have terms expiring through June 2008.
     For agreements where the third party is a healthcare institution, the agreements typically require the Company to lease building and equipment and receive housekeeping and maintenance from the healthcare institutions. Ancillary services related to these arrangements are also typically provided by the healthcare institution.
   Minority Interest Subject to Exchange Contracts and/or Put Options
     During 2004, in conjunction with the acquisition/sale of joint venture interests, the Company entered into agreements with minority interest holders in three of its majority owned subsidiaries that allowed these minority interest holders to put their minority interests to the Company in the event the Company is sold, merged or otherwise acquired or completes an initial public offering (“IPO”). These put options were deemed to be part of the underlying minority interest shares, thus rendering the shares to be puttable shares. In September and November of 2004, the Company entered into forward exchange contracts with the minority interest holders in two of these subsidiaries, Acadian Home Health Care Services, LLC (“Acadian”) and Hebert, Thibodeaux, Albro and Touchet Therapy Group, Inc. (“Hebert”) which required the minority interest holders in these subsidiaries to sell their interests to the Company in the event of an IPO. In conjunction with the Company’s IPO, the forward exchange contracts were consummated and the minority interest holders of Acadian and Hebert sold their minority interests to the Company in exchange for cash and shares of the Company’s common stock. The Company had accrued the cash payment of approximately $2.2 million to be paid under these forward exchange contracts. This amount was paid in full in 2005.
     In the third majority owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), the put option allows the minority interest holders to convert their minority interests into shares of the Company based upon St. Landry’s EBITDA for the prior fiscal year in relation to the Company’s EBITDA over the same period. The put option became exercisable by the minority interest holders in St. Landry upon the completion of the IPO. However, due to applicable laws and regulations, the minority interest holders can not convert their minority interests in St. Landry unless certain conditions are met including, but not limited to, the Company having stockholders’ equity in excess of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years. If the St. Landry minority interest holders do not or are unable to convert their minority interests into shares of the Company, the minority interest holders shall have the option to redeem their minority interests at any time following thirty days after the IPO for cash consideration equal to the value of the shares the minority interest holders would have received if they had converted their minority interests into shares of the Company multiplied by the average closing price of the Company’s shares for the thirty days preceding the date of the minority interest holders’ exercise of the redemption option. As of December 31, 2005, the company has exceeded $75 million in stockholders’ equity. As of May 12, 2006, approximately 53.0% of the doctors have converted their minority interests to cash.
     The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and Emerging Issues Task Force (EITF) Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allowed the minority interest holders in St. Landry to have their interests redeemed for cash upon the completion of the IPO and therefore the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at June 30, 2005. In September 2005, certain minority interest holders redeemed their interests in St. Landry. This resulted in a cash payment of approximately $214,000. In connection with the partial redemption of certain minority interests in September 2005, we decreased our minority interests by approximately $149,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $214,000 to represent the value of the minority interests redeemed. Also at the end of the third quarter of 2005, we recorded a mark to market charge of $404,000.
     In November 2005, the agreement was amended to allow minority interest holders to redeem their minority interests based on the St. Landry’s rolling twelve month EBITDA in relation to the Company’s EBITDA over the same period. At December 31, 2005, the Company recorded an additional mark to market benefit of $266,000 to mark the liability to redemption value at the end of the quarter.
     In connection with the partial redemption of certain minority interest in the first quarter of 2006, we decreased our minority interests by approximately $788,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $707,000 to represent the value of the minority interests redeemed. Also at the quarter ended March 31, 2006, we recorded a mark to market benefit of $54,000.
   Equity-Based Compensation Expense
     During 2003, the Company began sponsoring a Key Employee Equity Participation Plan (“KEEP Plan”) whereby certain individuals are granted participation equity units (“KEEP Units”). The KEEP Plan was terminated in conjunction with the initial public offering when the outstanding units were converted to 481,680 shares of common stock. The KEEP Plan functioned as a stock appreciation rights plan whereby an individual was entitled to receive, on a per KEEP Unit basis, the increase in estimated fair value of the Company’s common stock from the date of grant until the date that the employee dies, retires, or is terminated for other than cause. Accordingly, the KEEP Units were subject to variable accounting until such time as the obligation to the employee was settled. The Company had a call right, under which, it could purchase all or portion of the KEEP Units. The individuals receiving KEEP Units vested in those rights in a graded manner over a five-year period and, accordingly, the Company recorded compensation expense for the vested portion of the KEEP Units. The KEEP Units had no exercise price.
     Compensation expense, and a corresponding increase in paid-in capital, was also recognized each period for any change in value associated with certain KEEP Units that were held by an officer of the Company.
     In conjunction with the initial public offering, the outstanding KEEP Units were converted to common stock. In conjunction with this conversion, the Company incurred a charge to equity based compensation of approximately $3.0 million. The Company did not incur any expenses relating to the KEEP Units in 2006.
   Stock-based Compensation
     On January 20, 2005, the 2005 Long-Term Incentive Plan was adopted by the Company’s board of directors. There are 1,000,000 shares available for issuance under this plan. The Plan went into effect at the close of the initial public offering. Also during 2005, stock options and restricted stock were granted to the independent members our Board of Directors in accordance with the 2005 Director Compensation Plan. Both the shares and options were issued from the 1,000,000 shares reserved for issuance under the 2005 Long-Term Incentive Plan.
     The Company previously accounted for these issuances of restricted stock and stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Accordingly, the Company did not recognize compensation cost in connection with the issuance of the stock options, as the options granted had an exercise price equal to the market value of LHC Group, Inc. common stock on the date of grant. The Company did recognize compensation cost in connection with the issuance of restricted stock.
     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, on January 1, 2006 using the modified prospective method. This method requires compensation cost to be recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.
     SFAS 123(R) applies to new awards issued on or after January 1, 2006, as well as awards that were outstanding as of December 31, 2005. Prior periods were not restated to reflect the impact of adopting the new standard.
     Under the 2005 Director Compensation Plan, 13,500 stock options were granted at the fair market value of the underlying stock with a weighted average option price of $14.45 during 2005. These options vested immediately and have a contractual life of 10 years. The weighted average exercise price ranges between $14.00-$17.05. No additional options were granted during the three months ended March 31, 2006. No options were exercised or forfeited during the three months ended March 31, 2006. All 13,500 options are exercisable at March 31, 2006.
     Also during 2005, 24,500 shares of restricted stock issued to our independent directors under the 2005 Director Compensation Plan. One third of these shares vested immediately, and the remaining will vest over a two year period. On January 3, 2006, the Company granted 76,114 shares of restricted stock to certain members of management. These shares were granted pursuant to the 2005 Long-Term Incentive Plan. These shares vest over a five year period.
     As of January 1, 2006, there were 16,333 shares of restricted stock outstanding at an average market value at the date of award of $14.44. During the three months ended March 31, 2006, the Company granted 75,114 shares of restricted stock at the fair value of $18.18. No shares of restricted stock were vested or forfeited during the three months ended March 31, 2006.
     The Company has recorded $96,000 in compensation expense related to restricted stock grants in the three month period ended March 31, 2006. As the restricted stock issued in 2005 was issued after the initial public offering, there was no expense recognized in the three month period ended March 31, 2005 relating to restricted stock. The Company has not issued any stock options during the three month periods ended March 31, 2006 or 2005.
     Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method of SFAS 123 prior to December 31, 2005 is not required as there were no options granted or outstanding as of March 31, 2006.
     Earnings Per Share
     Basic per share information is computed by dividing the item by the weighted-average number of shares outstanding during the period. Diluted per share information is computed by dividing the item by the weighted-average number of shares outstanding plus dilutive potential shares.
     The following table sets forth shares used in the computation of basic and diluted per share information for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
Weighted average number of shares outstanding for basic per share calculation	16,557,828	12,085,154
Effect of dilutive potential shares:
KEEP Units	—	122,378
Restricted stock	4,600	—
Options	940	—

Adjusted weighted average shares for diluted per share calculation	16,563,368	12,207,532

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
   2006 Acquisitions
     During the three month period ended March 31, 2006, the Company acquired the existing operations of two entities for $2,500,000 in cash and $30,000 in acquisition costs. Goodwill of $814,000 was assigned to the home based services segment.
     In conjunction with certain minority interest holders redeeming their interests in St. Landry, $707,000 of goodwill, which is not deductible for income tax purposes, was recognized in the facility based services segment.
   2006 Divestitures
     The Company sold one of its long-term acute care hospitals during the three month period ended March 31, 2006 for $1.2 million. The Company recognized a gain of $960,000 on the sale of this hospital. In conjunction with this transaction, the Company allocated and retired $155,000 of goodwill related to this hospital. The Company also has closed virtually all of its private duty business during the three month period ended March 31, 2006. The results of these operations are reported as discontinued operations in the accompanying consolidated statement of income. Finally, the Company has identified a clinic, a home health agency and a long-term acute care hospital that are held for sale as of March 31, 2006. Goodwill and other assets are classified as assets held for sale on the balance sheet. These items are reported as discontinued operations in the consolidated statement of income.
     The following results of these divestitures have been presented as loss from discontinued operations in the accompanying consolidated statement of income:

	Three Months
	Ended
	March 31,
	(in thousands)
	2006	2005
Net service revenue	$2,581	$1,980
Costs, expenses and minority interest and cooperative endeavor allocations	2,968	2,682

Loss from discontinued operations before income taxes	(387)	(702)
Income taxes	147	267

Loss from discontinued operations	$(240)	$(435)

     The changes in recorded goodwill by segment for the three month period ended March 31, 2006 were as follows:

Three Months
Ended
March 31,
2006
(in thousands)
Home-based services segment:
Balances at December 31, 2005	$21,692
Goodwill acquired during the period from acquisitions	814
Goodwill classified as held for sale during the period	(52)
Goodwill adjustments	31

Balance at March 31, 2006	$22,485

Facility-based services segment:
Balance at December 31, 2005	$4,411
Goodwill retired during the period from sale of business	(1,293)
Goodwill classified as held for sale during the period	(155)
Goodwill acquired during the period from redemption of minority interest	707

Balance at March 31, 2006	$3,670

     The above transactions were considered to be immaterial individually and in the aggregate. Accordingly, no supplemental pro forma information is required.
4. Credit Arrangements
Long-Term Debt
     Long-term debt consisted of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Notes payable:
Due in monthly installments of $143,000 through July 2006 at 5.5%	$423	$842
Due in yearly installments of $50,000 through August 2010 at prime	250	250
Due in monthly installments of $20,565 through October 2015 at LIBOR plus 225 basis points (7.50% at March 31, 2006)	2,920	2,929
Due in monthly installments of $48,500 through March 2006 at 5.7%	—	144
Due in monthly installments of $12,500 through November 2009 at 3.08%	484	515

	4,077	4,680
Less current portion of long-term debt	846	1,406

	$3,231	$3,274

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
     Certain of the Company’s loan agreements contain certain restrictive covenants, including limitations on indebtedness and the maintenance of certain financial ratios. At March 31, 2006 and at December 31, 2005, the Company was in compliance with all covenants.
Other Credit Arrangements
     The Company maintains a revolving-debt arrangement. Under the terms of this arrangement, the Company may be advanced funds up to a defined limit of eligible accounts receivable not to exceed the borrowing limit. At March

31, 2006 and December 31, 2005, the borrowing limit was $22,500,000, and the amounts outstanding were $0. Interest accrues on outstanding amounts at a varying rate and is based on the Wells Fargo Bank, N.A. prime rate plus 1.5% (9.25% at March 31, 2006). The annual facility fee is 0.5% of the total availability. The agreement expires on April 15, 2010.
5. Key Employee Equity Participation Plan
     The Company had reserved up to 6.5% of the value of the Company’s stock for issuance under the KEEP Plan. In conjunction with the initial public offering the 481,680 units became completely vested and were converted to common stock. The Company incurred a charge to equity based compensation of $3.9 million. A summary of the changes in the KEEP Units outstanding is as follows:

	March 31,	December 31,
	2006	2005
Outstanding at beginning of period	—	481,680
Granted	—	375,180
Exercised	—	—
Converted	—	(481,680)

Outstanding at end of period	—	—

Number of KEEP Units vested at end of period	—	—

     The KEEP Units were accounted for at their estimated fair value. Accordingly, no pro forma net income or per share information was required for prior periods.
6. Shareholders’ Equity
     The following table summarizes the activity in stockholders’ equity for the three month period ended March 31, 2006 (amounts in thousands, except per share data):

	Common Stock
	Issued		Treasury		Additional
					Paid-In	Retained
	Amount	Shares	Amount	Shares	Capital	Earnings	Total
Balances at December 31, 2005	$166	19,507,887	$(2,856)	2,950,059	$58,596	$22,538	$78,444
Net income	—	—	—	—	—	4,136	4,136
Compensation expense					156		156
Recording minority interest in joint venture at redemption value	—	—	—	—	—	843	843

Balances at March 31, 2006	$166	19,507,887	$(2,856)	2,950,059	$58,752	$27,517	$83,579

7. Commitments and Contingencies
Contingent Convertible Minority Interests
     During 2004, in conjunction with the acquisition/sale of joint venture interests, the Company entered into agreements with minority interest holders in three of its majority owned subsidiaries that allowed these minority interest holders to put their minority interests to the Company in the event the Company is sold, merged or otherwise acquired or completes an initial public offering (“IPO”). These put options were deemed to be part of the underlying minority interest shares, thus rendering the shares to be puttable shares. In September and November of 2004, the Company entered into forward exchange contracts with the minority interest holders in two of these subsidiaries, Acadian Home Health Care Services, LLC (“Acadian”) and Hebert, Thibodeaux, Albro and Touchet Therapy Group, Inc. (“Hebert”) which required the minority interest holders in these subsidiaries to sell their interests to the Company in the event of an IPO. In conjunction with the Company’s IPO, the forward exchange contracts were consummated and the minority interest holders of Acadian and Hebert sold their minority interests to the Company in exchange for cash and shares of the Company’s common stock. The Company had accrued the cash payment of approximately $2.2 million to be paid under these forward exchange contracts. This amount was paid in full in 2005.

     In the third majority owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), the put option allows the minority interest holders to convert their minority interests into shares of the Company based upon St. Landry’s EBITDA for the prior fiscal year in relation to the Company’s EBITDA over the same period. The put option became exercisable by the minority interest holders in St. Landry upon the completion of the IPO. However, due to applicable laws and regulations, the minority interest holders can not convert their minority interests in St. Landry unless certain conditions are met including, but not limited to, the Company having stockholders’ equity in excess of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years. If the St. Landry minority interest holders do not or are unable to convert their minority interests into shares of the Company, the minority interest holders shall have the option to redeem their minority interests at any time following thirty days after the IPO for cash consideration equal to the value of the shares the minority interest holders would have received if they had converted their minority interests into shares of the Company multiplied by the average closing price of the Company’s shares for the thirty days preceding the date of the minority interest holders’ exercise of the redemption option. As of December 31, 2005, the company has exceeded $75 million in stockholders’ equity. As of May 12, 2006, approximately 53.0% of the doctors have converted their minority interests to cash.
     The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and Emerging Issues Task Force (EITF) Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allowed the minority interest holders in St. Landry to have their interests redeemed for cash upon the completion of the IPO and therefore the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at June 30, 2005. In September 2005, certain minority interest holders redeemed their interests in St. Landry. This resulted in a cash payment of approximately $214,000. In connection with the partial redemption of certain minority interests in September 2005, we decreased our minority interests by approximately $149,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $214,000 to represent the value of the minority interests redeemed. Also at the end of the third quarter of 2005, we recorded a mark to market charge of $404,000.
     In November 2005, the agreement was amended to allow minority interest holders to redeem their minority interests based on the St. Landry’s rolling twelve month EBITDA in relation to the Company’s EBITDA over the same period. At December 31, 2005, the Company recorded an additional mark to market benefit of $266,000 to mark the liability to redemption value at the end of the quarter.
     In connection with the partial redemption of certain minority interest in the first quarter of 2006, we decreased our minority interests by approximately $788,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $707,000 to represent the value of the minority interests redeemed. Also at the quarter ended March 31, 2006, we recorded a mark to market benefit of $54,000.
Contingencies
     The terms of several joint venture operating agreements grant a buy/sell option that would require the Company to either purchase or sell the existing membership interest in the joint venture within 30 days of the receipt of the notice to exercise the provision. Either the Company or its joint venture partner has the right to exercise the buy/sell option. The party receiving the exercise notice has the right to either purchase the interests held by the other party or sell its interests to the other party. The purchase price formula for the interests is set forth in the joint venture agreement and is typically based on a multiple of the earnings before income taxes, depreciation and amortization of the joint venture. Total revenue earned by the Company from joint ventures subject to these arrangements was $3.5 million and $3.2 million for the three months ended March 31, 2006 and 2005, respectively. ]The Company has not received notice from any joint venture partners of their intent to exercise the buy/sell option nor has the Company notified any joint venture partners of any intent to exercise the buy/sell option, with the exception of notice given to the Company’s joint venture partner in the Greater New Orleans home nursing agency of the Company’s intent to sell it.

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
8. Segment Information
     The Company’s segments consist of (a) home-based services and (b) facility-based services. Home-based services include home nursing services and hospice services. Facility-based serviced include long-term acute care services and outpatient rehabilitation services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended March 31, 2006
	Home-Based	Facility-Based
	Services	Services	Total
		(in thousands)
Net service revenue	$32,651	$12,831	$45,482
Cost of service revenue	16,325	7,722	24,047
General and administrative expenses	11,360	3,634	14,994
Equity-based compensation expense	—	—	—
Operating income	4,966	1,475	6,441
Interest expense	54	32	86
Non operating income, including gain on sale of assets	(111)	(56)	(167)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	5,023	1,499	6,522
Minority interest and cooperative endeavor allocations	591	437	1,028
Income from continuing operations before income taxes	4,432	1,062	5,494
Total assets	76,185	33,952	110,137

	Three Months Ended March 31, 2005
	Home-Based	Facility-Based
	Services	Services	Total
		(in thousands)
Net service revenue	$24,775	$10,782	$35,557
Cost of service revenue	11,501	6,278	17,779
General and administrative expenses	7,077	2,940	10,017
Equity-based compensation expense	353	151	504
Operating income	5,844	1,413	7,257
Interest expense	217	91	308
Non operating income, including gain on sale of assets	(17)	(501)	(518)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	5,644	1,823	7,467
Minority interest and cooperative endeavor allocations	1,122	319	1,441
Income from continuing operations before income taxes	4,522	1,504	6,026
Total assets	33,997	22,385	56,382
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:
•	our expectations regarding financial condition or results of operations for periods after March 31, 2006;

•	our future sources of and needs for liquidity and capital resources;

•	our expectations regarding the size and growth of the market for our services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation;

•	the reimbursement levels of third-party payors; and

•	our discussion of our critical accounting policies.
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
Overview
     We provide post-acute healthcare services primarily to Medicare beneficiaries in rural markets in the southern United States. We provide these post-acute healthcare services through our home nursing agencies, hospices, long-term acute care hospitals and outpatient rehabilitation clinics. Since our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana, we have grown to 100 locations in Louisiana, Alabama, Arkansas, Mississippi, Texas, and West Virginia as of March 31, 2006.
Segments
     We operate in two segments for financial reporting purposes: home-based services and facility-based services. We derived 71.8% and 69.7% of our net service revenue during the three months ended March 31, 2006 and 2005, respectively, from our home-based services segment and derived the balance of our net service revenue from our facility-based services segment.
     Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, physical, occupational, and speech therapy, medically-oriented social services, and hospice care. As of March 31, 2006, we owned and operated 80 home nursing locations, of which 77 were Medicare-certified, and four Medicare-certified hospices. Of these 84 home-based services locations, 40 are wholly-owned by us and 44 are majority-owned or controlled by us through joint ventures. We also manage the operations of three home nursing agencies and one hospice in which we have no ownership interest. We intend to increase the number of home nursing agencies that we operate through continued acquisition and development, primarily in underserved rural markets, as we implement our growth strategy. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will increase.
     We provide facility-based services principally through our long-term acute care hospitals and outpatient rehabilitation clinics. As of March 31, 2006, we owned and operated four long-term acute care hospitals with seven locations, all located within host hospitals. We also owned and operated four outpatient rehabilitation clinics and provided contract rehabilitation services to third parties. Of these 11 facility-based services locations, four are wholly-owned by us and seven are majority-owned or controlled by us through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Because of the recent changes in the regulations applicable to long-term acute care hospitals operated as hospitals within hospitals, we do not intend to expand the number of hospital within a hospital long-term acute care hospitals that we operate. However, we will consider the development of freestanding long-term acute care hospitals in those markets where we have an established home nursing agency location. Due to our emphasis on expansion through the acquisition and development of home nursing agencies, we anticipate that the percentage of our net service revenue and operating income derived from our facility-based segment will decline.
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
     On January 1, 2006, a 2.8% market basket increase went into effect along with new Core Based Statistical Area, or CBSA, designations and wage indices. This increase represents a 3.6% market basket update minus the 0.8% reduction mandated by MMA The one-year Deficit Reduction Act has provided for a one-year Medicare home health market basket reimbursement freeze in 2006, in essence, taking away the original 2.8% market basket adjustments. This Act also provides a 5.0% rural add on. As of March 31, 2006, approximately 53.0% of our net service revenue was derived from patients who reside in rural CBSAs.
     In August 2005, CMS announced the payment rates for hospice care furnished from October 1, 2005 through September 30, 2006. These rates are 3.7% more than the rates for the previous year. In addition, CMS announced that the hospice cap amount for the year ending October 31, 2005 is $19,778.
          Facility-Based Services. Under the long-term acute care hospital prospective payment system implemented on October 1, 2002, each patient discharged from our long-term acute care hospitals is assigned a long-term care diagnosis-related group. CMS establishes these long-term care diagnosis-related groups by categorizing diseases by diagnosis, reflecting the amount of resources needed to treat a given disease. For each patient, we are paid a pre-determined fixed amount applicable to the particular long-term care diagnosis-related group to which that patient is assigned. Effective for discharges on or after October 1, 2005, CMS has published the new relative weights applicable to the long-term care diagnosis-related group system. The updated regulations provide for a 3.4% increase in the standard federal rate, a budget neutrality factor of 0, which became effective July 1, 2005, and a decrease in the cost outlier fixed loss threshold to $10,501. In addition, on May 6, 2005 CMS published a final rule increasing the Medicare payment rates for long-term acute care hospitals by 3.4% for patient discharges taking place on or after July 1, 2005 through June 30, 2006.

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
     On May 2, 2006, CMS issued a rule under the long-term care hospital prospective payment system for the 2007 rate year starting July 1, 2006. The rule provides for no increase in the Medicare payment rates to long-term acute care hospitals for discharges taking place on or after July 1, 2006 through June 30, 2007. Therefore, CMS has ruled that the long-term care hospital prospective payment system federal rate will remain at $38,086.04 for the 2007 rate year. In addition, CMS adopted the Rehabilitation, Psychiatric and Long-Term Care market basket to replace the excluded hospital with capital market basket that is currently used as the measure of inflation for calculating the annual update to the long-term care hospital prospective payment system federal rate. The rule also revised the payment adjustment formula for short-stay outlier cases, which overall comprise 37% of long-term care hospital prospective payment system discharges. These are cases where a patient is discharged early and the hospital’s costs are significantly below average. The rule made a number of other regulatory changes aimed at curbing the long-term care hospital Medicare margin growth that has occurred since implementation of the prospective payment system in fiscal year 2003 (growth, CMS has said, will reach 7.8% in 2006). CMS also contends that long-term care hospital Medicare margins increased to 7.8% in fiscal year 2003 to 12.7% in fiscal year 2004.
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
Equity-Based Compensation Expense
     Under our KEEP Plan certain of our employees were granted KEEP Units. The KEEP Units, which have no exercise price, vested over a five-year period. The KEEP Units functioned as stock appreciation rights whereby an individual is entitled to receive, on a per unit basis, the increase in estimated fair value, as determined by us, of our units from the date of grant until the date upon which the employee dies, retires or is terminated for any reason other than cause. Accordingly, the KEEP Units were subject to variable accounting until such time as the obligation to the employee was settled. At the initial public offering price of $14.00 per share, upon the completion of the offering all obligations relating to our KEEP Units were settled by conversion into shares of our common stock and we incurred a final, non-recurring equity-based compensation charge in the amount of approximately $3.4 million ($1.7 million net of taxes).
     Our equity-based compensation expense was allocated to our home-based and facility-based services segments in accordance with our home office allocation, which is calculated based on the percentage of our net service revenue contributed by each segment during the applicable period.
Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Net Service Revenue
     Net service revenue for the three months ended March 31, 2006 was $45.5 million, an increase of $9.9 million, or 27.8%, from $35.6 million in 2005. For the three months ended March 31, 2006 and 2005, 84.9% and 82.8%, respectively, of our net service revenue was derived from Medicare.
     Home-Based Services. Net service revenue for the three months ended March 31, 2006 was $32.7 million, an increase of $7.9 million, or 31.9%, from $24.8 million for the three months ended March 31, 2005. Total admissions to our home nursing division increased 41.8% to 5,751 in the three months ended March 31, 2006 from 4,055 in the three months ended March 31, 2005. Medicare admissions increased 32.8% to 4,207 in the three months ended March 31, 2006 from 3,168 in the three months ended March 31, 2005. Approximately $1.4 million of the increase in net service revenue was attributable to net service revenue generated from acquisition or internal development activity during 2006. An additional $5.9 million increase in net service revenue was attributable to acquisition or internal development activity during 2005. The remaining increase of approximately $600,000 reflects our internal growth.
     Facility-Based Services. Net service revenue for the three months ended March 31, 2006 was $12.8 million, an increase of $2.0 million, or 18.5%, from $10.8 million for the three months ended March 31, 2005. The increase in net service revenue resulted in part from an increase in patient days at our long term acute care hospitals of 12.8% to 11,699 in the three months ended March 31, 2006 from 10,376 in the three months ended March 31, 2005. Outpatient visits at our clinics decreased to 8,775 at March 31, 2006, a 23.6% decrease as compared to 11,485 for the three months ended March 31, 2005. Approximately $600,000 of the increase in net service revenue was attributable to net service revenue generated from acquisition and development activity during 2005, and the remaining $1.4 million increase was attributable to internal growth.
Cost of Service Revenue
     Cost of service revenue for the three months ended March 31, 2006 was $24.0 million, an increase of $6.2 million, or 34.8%, from $17.8 million for the three months ended March 31, 2005. Cost of service revenue represented approximately 52.7% and 50.0% of our net service revenue for the three months ended March 31, 2006 and 2005, respectively.
     Home-Based Services. Cost of service revenue for the three months ended March 31, 2006 was $16.3 million, an increase of $4.8 million, or 41.7%, from $11.5 million for the three months ended March 31, 2005. Approximately $3.9 million of this increase resulted from an increase in salaries and benefits. Approximately $3.5 million of the increase in salaries and benefits expense was due to 2005 and 2006 acquisitions. The remaining increase in salaries and benefits of $400,000 was due to internal growth. The remaining increase in cost of service revenue was attributable to an increase in transportation and supplies and services expense of $900,000.
     Facility-Based Services. Cost of service revenue for the three months ended March 31, 2006 was $7.7 million, an increase of $1.4 million, or 22.2%, from $6.3 million for the three months ended March 31, 2005. Approximately $1.0 million of this increase resulted from an increase in salaries and benefits. Of this increase in salaries and benefits, $400,000 was incurred as a result of acquisition and internal development activity during 2005. The increase in salaries and benefits expense from internal growth within our facility-based services segment was approximately $600,000. Transportation and supplies and services expense contributed approximately $400,000, accounting for the remainder of the increase in cost of service revenue.
General and Administrative Expenses
     General and administrative expenses for the three months ended March 31, 2006 was $15.0 million, an increase of $5.0 million, or 50.0%, from $10.0 million for the three months ended March 31, 2005. General and administrative expenses represented approximately 33.0% and 28.1% of our net service revenue for the three months ended March 31, 2006 and 2005, respectively.
     Home-Based Services. General and administrative expenses for the three months ended March 31, 2006 was $11.4 million, an increase of $4.3 million, or 60.6%, from $7.1 million for the three months ended March 31, 2005. Approximately $1.6 million of this increase resulted from internal growth, $2.2 million was incurred as a result of acquisition or development activity during 2005, and $500,000 resulted from acquisition or development activity during 2006.
     Facility-Based Services. General and administrative expenses for the three months ended March 31, 2006 were $3.6 million, an increase of $700,000, or 24.1%, from $2.9 million for the same period in 2005. Approximately $400,000 was attributable to acquisition and internal development activity during 2005. The remaining increase of $300,000 was attributable to increases in internal growth.
Equity-Based Compensation Expense
     There was no equity-based compensation expense for the three months ended March 31, 2006, which was a decrease of $500,000 from the same period in 2005. Equity-based compensation expense related to the Key Equity Employee Participation Units, or KEEP Units, was zero in the first quarter of 2006 due to all of the KEEP Units being converted to common stock in connection with the initial public offering in the second quarter of 2005.
Income Tax Expense
     The effective tax rates for the three months ended March 31, 2006 and 2005 were 31.2% and 38.2%, respectively. The effective tax rate decreased in the three months ended March 31, 2006 due to the Company recording tax credits of $350,000 related to the Gulf Opportunity Zone Act of 2005.
Minority Interest and Cooperative Endeavor Allocations
     The minority interest and cooperative endeavor allocations expense for the three months ended March 31, 2006 was $1.0 million, compared to $1.4 million for the same period in 2005. The decrease of $400,000 or 28.6% was primarily attributable to decreases in internal growth of our facilities and agencies that have minority interests.

Discontinued Operations
     The Company sold one of its long-term acute care hospitals during the three month period ended March 31, 2006 for $1.2 million. The Company recognized a gain of $960,000 on the sale of this hospital. The Company also closed virtually all of its private duty business during the three month period ended March 31, 2006. The results of these operations are reported as discontinued operations in the accompanying consolidated statement of income. In addition, the Company has identified a clinic, a home health agency and a long-term acute care hospital that are classified as being held for sale as of March 31, 2006. These items are reported discontinued operations in the consolidated statement of income.
     Revenue from discontinued operations for the three months ended March 31, 2006 and 2005 were $2.6 million and $2.0 million, respectively. Costs, expenses, and minority interest and cooperative endeavor allocations were $3.0 million and $2.7 million respectively, for the three months ended March 31, 2006 and 2005. Losses from discontinued operations were $240,000 and $435,000 for the three months ended March 31, 2006 and 2005, respectively.
Liquidity and Capital Resources
     The Company completed its initial public offering on June 14, 2005. The net offering proceeds received by us, after deducting the total expenses of $7,393,000 (including $3,430,000 in underwriting discounts and commissions), were approximately $41,607,000. As of March 31, 2006, $21.9 million of the net offering proceeds have been used to repay the following indebtedness: (1) $21.1 million on the credit facility, bearing interest at prime plus 1.5% and due April 10, 2010, with Residential Funding Corporation; (2) $643,000 of outstanding obligations under our loan agreement, bearing interest at 12.0% and due July 1, 2006, with The Catalyst Fund, Ltd. and Southwest/Catalyst Capital, Ltd.; and (3) approximately $178,000 of outstanding indebtedness assumed by us in connection with acquisitions completed by us in 2004. Additionally, $3.1 million has been used to pay minority interest holders for their interests and $11.8 million has been used to fund acquisitions since the initial public offering.
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
     Operating activities during the three months ended March 31, 2006 provided $5.6 million in cash compared to

$319,000 for the three months ended March 31, 2005. Net income provided for cash of $4.1 million. Non-cash items such as depreciation and amortization, provision for bad debts, equity-based compensation, directors’ restricted stock expense, minority interest in earnings of subsidiaries, deferred income taxes and gain on sale of assets totaled $1.2 million. Changes in operating assets and liabilities, excluding cash, offset these non-cash charges.
     Days sales outstanding, or DSO, for the three months ended March 31, 2006 was 80 days compared to 78 days for the same three month period in 2005. Included in accounts receivable as of March 31, 2006 is $2.7 million of unbilled receivables generated by acquired companies after the date of acquisition which we do not bill until we receive the approved change of ownership and authorized electronic funds transfer documentation, which can take six months or longer. Also included in accounts receivable is $2.6 million of accounts generated by acquired companies before the date of acquisition and recorded with the assets purchased in the acquisition. These purchased receivables were not generated through a revenue transaction. Adjusted DSO is 69 days, after removing these amounts from the calculation. There were no such adjustments for the comparable period in 2005.
     Investing activities used $3.1 million and provided for $287,000 in cash for the three months ended March 31, 2006 and 2005, respectively. In the three months ended March 31, 2006, cash provided by investing activities was $1.2 million from the sale of one of our long-term acute care hospitals, offset in part by cash used of $1.0 million for the purchases of property and equipment and $3.3 million in the acquisition of the operations of an entity.
     Financing activities used $1.8 million and $1.8 million in the three months ended March 31, 2006 and 2005, respectively. Cash used in financing activities in the three months ended March 31, 2006 included net principal payments on debt and capital leases of $700,000 and minority interest distributions of $1.1 million.
     At March 31, 2006, we had working capital of $53.7 million compared to $49.2 million at December 31, 2005, an increase of $4.5 million.
Indebtedness
     Our total long-term indebtedness was $4.7 million at March 31, 2006 and $5.4 million at December 31, 2005, respectively, including the current portions of $1.2 million and $1.8 million. In April 2005, we entered into an amended and restated senior secured credit facility with Residential Funding Corporation due April 15, 2010. We, together with certain of our subsidiaries, are borrowers under the credit facility. Our obligations and the obligations of our subsidiary borrowers under our credit facility agreement are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries and affiliates) and the assets of those subsidiaries and affiliates.
     Our credit facility makes available to us up to $22.5 million in revolving loans. The total availability may be increased up to a maximum of $25.0 million, subject to certain terms and conditions. Total availability under our credit facility may be limited from time to time based on the value of our receivables. This facility was paid in full as of the quarter ended June 30, 2005. As of March 31, 2006 and December 31, 2005, we had no outstanding balance under our credit facility.
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

Contingent Convertible Minority Interests
     During 2004, in conjunction with the acquisition/sale of joint venture interests, the Company entered into agreements with minority interest holders in three of its majority owned subsidiaries that allowed these minority interest holders to put their minority interests to the Company in the event the Company is sold, merged or otherwise acquired or completes an initial public offering (“IPO”). These put options were deemed to be part of the underlying minority interest shares, thus rendering the shares to be puttable shares. In September and November of 2004, the Company entered into forward exchange contracts with the minority interest holders in two of these subsidiaries, Acadian Home Health Care Services, LLC (“Acadian”) and Hebert, Thibodeaux, Albro and Touchet Therapy Group, Inc. (“Hebert”) which required the minority interest holders in these subsidiaries to sell their interests to the Company in the event of an IPO. In conjunction with the Company’s IPO, the forward exchange contracts were consummated and the minority interest holders of Acadian and Hebert sold their minority interests to the Company in exchange for cash and shares of the Company’s common stock. The Company had accrued the cash payment of approximately $2.2 million to be paid under these forward exchange contracts. This amount was paid in full in 2005.
     In the third majority owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), the put option allows the minority interest holders to convert their minority interests into shares of the Company based upon St. Landry’s EBITDA for the prior fiscal year in relation to the Company’s EBITDA over the same period. The put option became exercisable by the minority interest holders in St. Landry upon the completion of the IPO. However, due to applicable laws and regulations, the minority interest holders can not convert their minority interests in St. Landry unless certain conditions are met including, but not limited to, the Company having stockholders’ equity in excess of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years. If the St. Landry minority interest holders do not or are unable to convert their minority interests into shares of the Company, the minority interest holders shall have the option to redeem their minority interests at any time following thirty days after the IPO for cash consideration equal to the value of the shares the minority interest holders would have received if they had converted their minority interests into shares of the Company multiplied by the average closing price of the Company’s shares for the thirty days preceding the date of the minority interest holders’ exercise of the redemption option. As of December 31, 2005, the company has exceeded $75 million in stockholders’ equity. As of May 12, 2006, approximately 53.0% of the doctors have converted their minority interests to cash.
     The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and Emerging Issues Task Force (EITF) Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allowed the minority interest holders in St. Landry to have their interests redeemed for cash upon the completion of the IPO and therefore the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at June 30, 2005. In September 2005, certain minority interest holders redeemed their interests in St. Landry. This resulted in a cash payment of approximately $214,000. In connection with the partial redemption of certain minority interests in September 2005, we decreased our minority interests by approximately $149,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $214,000 to represent the value of the minority interests redeemed. Also at the end of the third quarter of 2005, we recorded a mark to market charge of $404,000.
     In November 2005, the agreement was amended to allow minority interest holders to redeem their minority interests based on the St. Landry’s rolling twelve month EBITDA in relation to the Company’s EBITDA over the same period. At December 31, 2005, the Company recorded an additional mark to market benefit of $266,000 to mark the liability to redemption value at the end of the quarter.
     In connection with the partial redemption of certain minority interest in the first quarter of 2006, we decreased our minority interests by approximately $788,000 and increased our retained earnings by the same amount.

Simultaneously, we recorded goodwill of $707,000 to represent the value of the minority interests redeemed. Also at the quarter ended March 31, 2006, we recorded a mark to market benefit of $54,000.
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
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, or GAAP. Accordingly, we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.
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

     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship we had with the operating entity:

	Three Months
	Ended March 31,
	2006	2005
Wholly owned subsidiaries	36.6%	27.5%
Equity joint ventures	48.9	54.4
Cooperative endeavors	1.7	3.0
License leasing arrangements	11.4	11.9
Management services	1.4	3.2

	100.0%	100.0%

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
     Under Medicare, patients in our long-term acute care facilities are classified into long-term care diagnosis-related groups. Based on this classification, we are then entitled to receive a fixed payment from Medicare. This fixed payment is also subject to adjustment by Medicare due to factors such as short stays. In calculating our reported net service revenue for services provided in our long-term acute care hospitals, we reduce the prospective payment amounts by an estimate of the adjustments. We calculate the adjustment based on a historical average of these types of adjustments for claims paid during the preceding three months. For our long-term acute care hospitals, we recognize revenue as services are provided.
     For hospice services, we are paid by Medicare under a prospective payment system. We receive one of four predetermined daily or hourly rates based upon the level of care we furnish. We record net service revenue from our hospice services based on the daily or hourly rate. We recognize revenue for hospice as services are provided.
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
     At March 31, 2006, our allowance for doubtful accounts, as a percentage of patient accounts receivable, was approximately 6.1%. For the three months ended March 31, 2006, the provision for doubtful accounts decreased to 1.8% of net service revenue compared to 2.0% of net service revenue for the three months ended March 31, 2005.
     The following table sets forth our aging of accounts receivable as of March 31, 2006:

Payor	0-30	31-60	61-90	91-120	121-150	151+	Total
	(in thousands)
Medicare	$14,161	$5,176	$2,091	$1,276	$1,594	$2,864	$27,162
Medicaid	981	919	596	495	750	2,502	6,243
Other	796	1,794	1,007	653	1,187	4,120	9,557

Total	$15,938	$7,889	$3,694	$2,424	$3,531	$9,486	$42,962
Intangible Assets
     Goodwill represents substantially all of the intangible assets reflected on our consolidated balance sheet, included elsewhere in this prospectus. Goodwill is the excess purchase price over the estimated fair market value of the net assets we have acquired in business combinations. On June 29, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually or more frequently if impairment indicators arise, for impairment. Prior to the adoption of SFAS No. 142, goodwill had been amortized on a straight-line basis over 25 years through December 31, 2001. We adopted SFAS No. 142 effective January 1, 2002.
     We completed our annual impairment test under SFAS No. 142 as of October 1, 2005, based on the estimated fair value of the business and we determined that no impairment of goodwill existed. Due to the allocation of goodwill to businesses that have been sold or have been held for sale as of March 31, 2006, we also completed an impairment test as of March 31, 2006. No impairment of goodwill existed. We concluded no impairment indicators were present at December 31, 2005.
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
     For the three months ended March 31, 2006 and 2005, we received 84.9% and 82.8%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. Reductions in Medicare reimbursement could be caused by many factors, including:
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
     Of our seven long-term acute care hospital locations, five are physically located in a non-MSA. Of these five locations, two are satellite locations of a parent hospital that is located in a MSA. Based on our discussions with CMS, we believe this satellite location will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations. For the three months ended March 31, 2006, on an individual basis, one of our long-term acute care hospital locations admitted less than 50.0% of its patients from its host hospital, four of our long-term acute care hospital locations admitted between 50.0% and 75.0% of their patients from their host hospitals and one of our long-term acute care hospital locations admitted more than 75.0% of its patients from its host hospital. The seventh long-term acute care hospital is not a hospital within a hospital. For the three months ended March 31, 2006, three of our long-term acute care hospital locations admitted a higher percentage of their patients from their host hospitals than the percentage of Medicare discharges admitted from their host hospitals in the 2005 cost reporting year.
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
     In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would result in major changes in the healthcare system, either at the national or state level. Many of these proposals have been introduced in an effort to reduce costs. For example, the MMA allocated significant additional funds to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries. If these increased funding levels achieve their intended result, the rate of growth in the Medicare fee-for-service market could decline. For the three months ended March 31, 2006 and 2005, we received 84.9% and 82.8%, respectively, of our net service revenue from the Medicare fee-for-service market. Among other proposals that have been introduced are insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance or plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any of the above proposals, or any other future proposals, will be adopted. If adopted, we could be forced to expend considerable resources to comply with and implement such reforms.
More than 70% of our net service revenue is currently generated in Louisiana, making us particularly sensitive to economic and other conditions in that state.
     Our Louisiana agencies and facilities accounted for approximately 70.3% and 83.8% of our net service revenue during the three months ended March 31, 2006 and 2005, respectively. Any material change in the current economic or competitive conditions in Louisiana, which could result from events such as the implementation of certificate of need regulations or changes in state tax laws, could have a disproportionate effect on our overall business results.
Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.
          Our market areas in the southern United States are particularly susceptible to hurricanes. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. In late summer 2005, Hurricane Katrina and Hurricane Rita struck the Gulf Coast region of the United States and caused extensive and catastrophic physical damage to those areas. While we believe we have recovered from the effects of Hurricane Katrina and Hurricane Rita, future hurricanes could affect our operations or the economies in those market areas and result in damage to certain of our facilities and the equipment located at such facilities, or equipment on rent with customers in those areas. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes.
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
     As of March 31, 2006, we have entered into 35 joint ventures for the ownership and operation of 42 home nursing agency locations, two hospices, one outpatient rehabilitation clinic and six long-term acute care hospital locations. Of these 35 joint ventures, 23 are with hospitals, five are with physicians and seven are with other parties. Our joint venture relationships are structured as equity joint ventures, cooperative endeavors or license leasing arrangements. Our joint ventures with hospitals and physicians are governed by the federal anti-kickback statute and similar state laws. These anti-kickback statutes prohibit the payment or receipt of anything of value in return for referrals of patients or services covered by governmental healthcare programs, such as Medicare. The Office of Inspector General of the Department of Health and Human Services has published numerous safe harbors that exempt qualifying arrangements from enforcement under the federal anti-kickback statute. We have sought to satisfy as many safe harbor requirements as possible in structuring these joint ventures. For example, each of our equity joint ventures with hospitals and physicians is structured in accordance with the following principles:

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
     Our five joint ventures with physicians are also governed by the federal Stark Law and similar state laws, which restrict physicians from making referrals for particular healthcare services to entities with which the physicians or their families have a financial relationship. We also believe we have structured our physician joint ventures in a way that meets applicable exceptions under the federal Stark Law and similar state physician referral laws. For example, we believe our two physician joint ventures for home nursing agencies comply with the rural provider exception to the Stark Law and that our three physician joint ventures for long-term acute care hospitals comply with the whole hospital exception to the Stark Law.
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
     We rely on our ability to attract and retain qualified nurses and other healthcare professionals. The availability of qualified nurses nationwide has declined in recent years, and competition for these and other healthcare professionals has increased. Salary and benefit costs have risen accordingly. Our ability to attract and retain these nurses and other healthcare professionals depends on several factors, including our ability to provide desirable assignments and competitive benefits and salaries. We may not be able to attract and retain qualified nurses or other healthcare professionals in the future. In addition, the cost of attracting and retaining these professionals and providing them with attractive benefit packages may be higher than anticipated which could cause our net income to decline. Moreover, if we are unable to attract and retain qualified professionals, the quality of services offered to our patients may decline or our ability to grow may be constrained.
The loss of certain senior management could have a material adverse effect on our operations and financial performance.
     Our success depends upon the continued employment of certain members of our senior management, including our co-founder, President, Chief Executive Officer and Chairman, Keith G. Myers, our Senior Vice President, Chief Financial Officer, Treasurer and Director, R. Barr Brown, our Executive Vice President, Chief Operating Officer, Secretary and Director, John L. Indest, and our Senior Vice President, Business Development, Daryl J. Doise. We have entered into an employment agreement with each of these officers in an effort to further secure their employment. In addition, we have key employee life insurance policies, of which we are the beneficiary, in the amount of $2.0 million, $1.0 million and $500,000 on the lives of Messrs. Myers, Brown and Indest, respectively. For example, Mr. Brown has recently announced that he will be resigning effective July 1, 2006 to pursue other business opportunities. If we are unable to find a suitable replacement for Mr. Brown, our business and financial condition could be adversely affected.
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
     Our ability to expand operations in a state will depend on our ability to obtain a state license to operate. States may have a limit on the number of licenses they issue. For example, as of March 31, 2006 we operated 45 home nursing agencies in Louisiana. Louisiana currently has a moratorium on the issuance of new home nursing agency licenses through July 1, 2008. We cannot predict whether this moratorium will be extended beyond this date or whether any other states in which we currently operate, or may wish to operate in the future, may adopt a similar moratorium.
     In addition to the moratorium imposed by the state of Louisiana, ten of the states in which we currently operate, or plan to operate in the future, require healthcare providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction or expansion of healthcare facilities, to make certain capital expenditures or to make changes in services or bed capacity. Of the states in which we currently operate, or intend to operate in the future, Alabama, Arkansas, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia have certificate of need or permit of approval laws. In granting approval, these states consider the need in the service area for additional or expanded healthcare facilities or services. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.
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
     We opened our first long-term acute care hospital in 2001 and today operate four long-term acute care hospitals with seven locations. Due to our limited history as an operator of long-term acute care hospitals, we may be unable to profitably manage our existing long-term acute care hospitals or compete with other, more experienced providers in the markets in which we serve. If we are unable to profitably operate our long-term acute care hospitals, our net service revenue and net income may decline.
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
     As of March 31, 2006, we had cash of $18.1 million. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with a revolving line of credit of approximately $22.5 million available under our senior secured credit facility, which, subject to certain conditions, may be increased to $25.0 million, will be sufficient to fund our growth strategy and to meet our currently anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months. If our future net service revenue or cash flow from operations is less than we currently anticipate, we may not have sufficient funds to implement our growth strategy. Further, we cannot readily predict the timing, size, and success of our acquisition and internal development efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing.
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
     Our executive officers and directors, and individuals or entities affiliated with them, beneficially own an aggregate of approximately 33.1% of our outstanding common stock. The interests of these stockholders may differ from your interests. If they were to act together, these stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, business combinations, the amendment of our certificate of incorporation and other significant corporate actions.
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
     As a public company, we incur significant legal, accounting and other expenses associated with our public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and the rules of the Securities and Exchange Commission and Nasdaq. These requirements result in increased legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect to incur significant costs in connection with the assessment of our internal controls. These rules and regulations also make it more expensive for us to obtain director and officer liability insurance. We consistently evaluate and monitor developments with respect to these rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2006, we had cash of $18.1 million, which consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not be expected to have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.
     Our exposure to market risk relates to changes in interest rates for borrowings under the new senior secured credit facility we entered into in April 2005. There were no amounts outstanding under our credit facility as of March 31, 2006; however, any future borrowings are expected to bear interest at variable rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     (a) We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and oversight of our chief executive officer and chief financial officer, evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As previously reported in our Form 10-K for the year ended December 31, 2005, in conducting this evaluation for the period ended December 31, 2005 a material weakness was identified in our internal control over financial reporting relating to preventing posting errors within the patient billing system for certain rebilled accounts. Specifically, our personnel lacked sufficient knowledge and experience in our billing and revenue management software and we did not establish appropriate controls to detect or correct errors relating to these rebilled transactions. On the basis of this finding, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective, as of the end of the December 31, 2005 period. The correction of these posting errors resulted in a $900,000 increase to revenue for the year ended December 31, 2005. The potential effects of these posting errors on our financial statements issued during the interim periods of 2005 were not material. In connection with the 2005 audit of our financial statements, Ernst & Young, LLP, our independent registered public accounting firm, issued a management letter which noted that we had this material weakness in our internal control over financial reporting. No other material weaknesses in our internal control over financial reporting were identified in the management letter.
     Although the Company’s remediation efforts are well underway with respect to the above referenced material weakness, the deficiency will not be considered remediated until the new internal controls over financial reporting implemented to remediate the material weakness are fully implemented and operational for a period of time and are successfully tested, and management concludes that these controls are operating effectively. As of March 31, 2006, the Company’s chief executive officer and chief financial officer concluded that because additional testing is required to determine if the material weakness described in the Company’s annual report on Form 10-K for the year ended December 31, 2005 has been fully remedied, the Company did not maintain effective disclosure controls and procedures as of the end of the period covered by this report.
     (b) There have been no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to identifying the material weakness in our internal control over financial reporting with respect to our rebilled transactions, during the quarter ended March 31, 2006 we initiated the process of improving our internal controls over these transactions through additional training on our software for those individuals recording these transactions, strict procedural controls and documentation requirements with respect to rebilled transactions, and newly established monitoring, review and approval controls over these transactions.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The Registration Statement on Form S-1 (File No. 333-120792) for our initial public offering was declared effective on June 9, 2005, and on June 14, 2005 we closed the initial public offering of our common stock. The managing underwriters for the offering were Jefferies & Company, Inc. and Legg Mason Wood Walker, Incorporated. We registered a total of 5,520,000 shares of which we sold 3,500,000 shares and certain of our existing stockholders sold an aggregate of 2,020,000 shares. Of the 2,020,000 shares sold by our existing stockholders, 720,000 were sold in connection with the exercise of the over-allotment option by the managing underwriters. The aggregate price to the public, including the shares sold in the over-allotment option was $77,280,000. We did not receive any proceeds from the shares sold by our stockholders. The aggregate amount of expenses incurred by us in connection with our initial public offering was approximately $7,393,000, including $3,430,000 in underwriting discounts and commissions and $3,963,000 in other estimated offering expenses. None of our offering expenses were paid directly or indirectly to any of our officers, directors or 10% shareholders.
     The net offering proceeds received by us, after deducting the total expenses of $7,393,000, were approximately $41,607,000. As of March 31, 2006, approximately $21.9 million of the net offering proceeds have been used to repay the following indebtedness: (1) $21.1 million on our credit facility, bearing interest at prime plus 1.5% and due April 10, 2010, with Residential Funding Corporation; (2) $643,000 of outstanding obligations under our loan agreement, bearing interest at 12.0% and due July 1, 2006, with The Catalyst Fund, Ltd. and Southwest/Catalyst Capital, Ltd.; and (3) approximately $178,000 of outstanding indebtedness assumed by us in connection with acquisitions completed by us in 2004. Additionally, $3.1 million has been used to pay minority interest holders for their interests and $11.8 million has been used to fund acquisitions since the initial public offering. None of the offering proceeds were paid directly or indirectly to any of our officers, directors, or 10% stockholders. The balance of the net offering proceeds has been invested in short-term, investment grated, interest-bearing securities.
ITEM 5. OTHER INFORMATION.
2006 Salaries and Bonuses
          The Compensation Committee of the Company’s Board of Directors established and approved the fiscal year 2006 salaries, performance goals and target bonus awards for the following executive officers: Keith G. Myers, Chairman of the Board, President and Chief Executive Officer; John L. Indest, Executive Vice President and Chief Operating Officer; R. Barr Brown, Senior Vice President and Chief Financial Officer; and Daryl Doise, Senior Vice President, Business Development. The salaries and target bonus awards are effective as of January 1, 2006.
          2006 Salaries. Salaries for 2006 are as follows: Keith G. Myers, $330,000; John L. Indest, $300,000; R. Barr Brown, $275,000; and Daryl Doise, $220,000.
          Target Bonuses. Pursuant to the employment agreements, each of Messrs. Myers, Indest, Brown and Doise are entitled to participate in the Company’s executive bonus plan pursuant to which each officer has the opportunity to receive quarterly cash bonuses based upon the achievement of performance goals established by the Compensation Committee. Actual bonuses payable for fiscal year 2006 (if any) will vary depending on the extent to which actual performance meets, exceeds, or falls short of the applicable performance goals. The Committee determined that bonuses for 2006 will be based upon the Company achieving certain quarterly and annual targets for earnings per share (EPS).
          Quarterly Bonuses. Messrs. Myers, Indest, Brown, and Doise may earn quarterly bonuses based upon achieving quarterly targets for EPS. Quarterly bonuses are expressed as a percentage of salary based upon the following sliding scale.

	80%-90% of Quarterly Goal	90%-99.9% of Quarterly Goal	100% of Quarterly Goal
Keith G. Myers	10% Annual Base Salary	15% Annual Base Salary	20% Annual Base Salary

John L. Indest	10% Annual Base Salary	15% Annual Base Salary	20% Annual Base Salary

R. Barr Brown	10% Annual Base Salary	15% Annual Base Salary	20% Annual Base Salary

	80%-90% of Quarterly Goal	90%-99.9% of Quarterly Goal	100% of Quarterly Goal
Daryl Doise	10% Annual Base Salary	11.1% Annual Base Salary	12.5% Annual Base Salary
2006 Restricted Stock Grants
     On January 3, 2006, the Committee granted restricted stock to the executive officers of in the amounts listed below:

Restricted Stock
Keith G. Myers	9,604

John L. Indest	8,731

R. Barr Brown	8,731

Daryl Doise	6,548
2006 Performance-Based Restricted Stock Grants
     The Committee granted the officers the opportunity to earn restricted stock based on the Company’s attainment of certain EPS targets. The maximum number of shares of restricted stock grants that each office may receive is shown below:

Restricted Stock
Keith G. Myers	16,500

John L. Indest	15,000

R. Barr Brown	20,000

Daryl Doise	12,500
ITEM 6. EXHIBITS.
3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005)

3.2	Bylaws of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 9, 2005)

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005)

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005, respectively)

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of R. Barr Brown, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Keith G. Myers, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of R. Barr Brown, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.
Date May 15, 2006	/s/ R. Barr Brown
R. Barr Brown
Senior Vice President and Chief Financial Officer