Form 10-Q
period 2006-06-30
LHC Group, Inc
filed 2006-08-11
CIK 1303313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number:0-8082
LHC GROUP, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	71-0918189 (I.R.S. Employer Identification No.)
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

Large accelerated filer☐	Accelerated Filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes☐ No☑
Number of shares of common stock, par value $0.01, outstanding as of August 10, 2006: 17,815,775 shares

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$19,109	$17,398
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $3,328, and $2,544 at June 30, 2006 and December 31, 2005, respectively	43,442	34,810
Other receivables	2,542	3,365
Employee receivables	35	1,888
Amounts due from governmental entities	4,066	4,519

	50,085	44,582
Deferred income taxes	998	152
Income taxes recoverable	—	869
Prepaid expenses and other current assets	3,574	3,714
Assets held for sale	935	—

Total current assets	74,701	66,715
Property, building, and equipment, net	11,110	10,224
Goodwill	29,400	26,103
Other assets	2,584	1,576

Total assets	$117,795	$104,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$4,527	$6,474
Salaries, wages, and benefits payable	7,273	6,124
Amounts due to governmental entities	3,937	3,080
Amounts payable under cooperative endeavor agreements	46	37
Income taxes payable	3,705	—
Current portion of capital lease obligations	326	400
Current portion of long-term debt	425	1,406

Total current liabilities	20,239	17,521
Deferred income taxes, less current portion	2,040	1,573
Capital lease obligations, less current portion	190	347
Long-term debt, less current portion	3,190	3,274
Minority interests subject to exchange contracts and/or put options	472	1,511
Other minority interests	3,371	1,948
Stockholders’ equity:
Common stock — $0.01 par value: 40,000,000 shares authorized; 19,507,887 shares issued and 16,557,828 shares outstanding at June 30, 2006 and December 31, 2005, respectively	166	166
Treasury stock — 2,950,059 shares at cost	(2,856)	(2,856)
Additional paid-in capital	59,039	58,596
Retained earnings	31,944	22,538

Total stockholders’ equity	88,293	78,444

Total liabilities and stockholders’ equity	$117,795	$104,618

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
	(in thousands, except share and per share data)
Net service revenue	$49,557	$36,024	$94,961	$71,425
Cost of service revenue	25,014	18,711	48,999	36,282

Gross margin	24,543	17,313	45,962	35,143
General and administrative expenses	16,805	10,547	31,678	20,415
Equity-based compensation expense(1)	—	3,352	—	3,856

Operating income	7,738	3,414	14,284	10,872
Interest expense	60	426	146	758
Non-operating income, including (gain) or loss on sales of assets	(116)	(22)	(280)	(565)

Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	7,794	3,010	14,418	10,679
Income tax expense	2,451	364	4,205	2,744
Minority interest and cooperative endeavor allocations	1,070	1,192	2,099	2,632

Income from continuing operations	4,273	1,454	8,114	5,303
Loss from discontinued operations (net of income taxes of $37 and $347 in the three months ended June 30, 2006 and 2005, respectively and $219 and $691 in the six months ended June 30, 2006 and 2005, respectively)	(60)	(567)	(360)	(1,129)
Gain on sale of discontinued operations (net of income taxes of $27 and $390 for the three and six months ended June 30, 2006 respectively)	43	—	637	—

Net income	4,256	887	8,391	4,174
Redeemable minority interests	172	(1,487)	1,015	(1,487)

Net income (loss) available to common stockholders	$4,428	$(600)	$9,406	$2,687

Earnings per share — basic:
Income from continuing operations	$0.26	$0.11	$0.49	$0.42
Loss from discontinued operations, net	—	(0.04)	(0.02)	(0.09)
Gain on sale of discontinued operations, net	—	—	0.04	—

Net income	0.26	0.07	0.51	0.33
Redeemable minority interests	0.01	(0.11)	0.06	(0.12)

Net income (loss) available to common shareholders	$0.27	$(0.04)	$0.57	$0.21

Earnings per share — diluted:
Income from continuing operations	$0.26	$0.11	$0.49	$0.42
Loss from discontinued operations, net	—	(0.04)	(0.02)	(0.09)
Gain on sale of discontinued operations, net	—	—	0.04	—

Net income	0.26	0.07	0.51	0.33
Redeemable minority interests	0.01	(0.11)	0.06	(0.12)

Net income (loss) available to common shareholders	$0.27	$(0.04)	$0.57	$0.21

Weighted average shares outstanding:
Basic	16,561,398	13,174,690	16,559,623	12,632,932
Diluted	16,576,068	13,277,039	16,569,727	12,741,401

(1)	Equity-based compensation related to the KEEP units is allocated as follows, and does not include stock-based compensation related to FAS 123(R):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)
	(in thousands)
	2006	2005	2006	2005
Cost of service revenue	$—	$546	$—	$565
General and administrative expenses	—	2,806	—	3,291

Total equity-based compensation expense	$—	$3,352	$—	$3,856

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(unaudited)
	(in thousands)
Operating activities
Net income	$8,391	$4,174
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,135	775
Provision for bad debts	2,044	1,132
Equity-based compensation expense	—	3,856
Compensation expense	350	98
Minority interest in earnings of subsidiaries	2,099	2,656

Deferred income taxes	(379)	511
Gain on divestitures and sale of assets	(637)	(510)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(6,007)	(18,638)
Prepaid expenses, other assets	(329)	(1,339)
Accounts payable and accrued expenses	4,100	(1,382)
Net amounts due under cooperative endeavor agreements	9	207
Net amounts due governmental entities	1,310	1,526

Net cash provided by (used in) operating activities	12,086	(6,934)
Investing activities
Purchases of property, building, and equipment	(2,014)	(1,462)
Proceeds from sale of entities	1,440	873
Cash paid for acquisitions, primarily goodwill	(6,219)	(386)

Net cash used in investing activities	(6,793)	(975)
Financing activities
Issuance of common stock, net of underwriting discounts of $3,430	—	45,570
Dividends paid	—	(227)
Principal payments on debt	(1,065)	(1,468)
Payments on capital leases	(231)	(343)
Proceeds from issuance of debt	—	483
Net payments from lines of credit and revolving debt arrangements	—	(14,288)
Proceeds from exercise of options	33	—
Offering costs incurred	—	(1,704)
Minority interest distributions, net	(2,319)	(2,714)

Net cash provided by (used in) financing activities	(3,582)	25,309

Change in cash	1,711	17,400
Cash at beginning of period	17,398	2,911

Cash at end of period	$19,109	$20,311

Supplemental disclosures of cash flow information
Interest paid	$162	$700

Income taxes paid	$120	$5,821

Supplemental disclosure of non-cash transactions:
     The Company sold a clinic for promissory notes totaling $946,000 and recognized a loss on the sale of $28,000.
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
Unaudited Interim Financial Information
     The condensed consolidated balance sheet as of June 30, 2006 and the related condensed consolidated statements of income and cash flows for the three and six months ended June 30, 2006 and 2005 and related notes (interim financial information) have been prepared by LHC Group, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the interim financial information presented. These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Consolidated Financial Statements our annual report on Form 10-K for the year ended December 31, 2005, which includes information and disclosures not included herein, as filed with the Securities and Exchange Commission in the Form 10-K.
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
     The following describes the Company’s consolidation policy with respect to its various ventures excluding wholly owned subsidiaries:
Equity Joint Ventures
     The Company’s joint ventures are structured as limited liability companies in which the Company typically owns a majority equity interest ranging from 51% to 98%. Each member of all but one of the Company’s equity joint ventures participates in profits and losses in proportion to their equity interests. The Company has one joint venture partner whose participation in losses is limited. The Company consolidates these entities as the Company absorbs a majority of the entities’ expected losses, receives a majority of the entities’ expected residual returns and generally has voting control.
Cooperative Endeavors
     The Company has arrangements with certain partners that involve the sharing of profits and losses. Unlike the equity joint ventures, the Company owns 100% of the equity in these cooperative endeavors. In these cooperative endeavors, the Company possesses interests in the net profits and losses ranging from 67% to 70%. The Company has one cooperative endeavor partner whose participation in losses is limited. The Company consolidates these entities as the Company owns 100% of the outstanding equity and the Company absorbs a majority of the entities’ expected losses and receives a majority of the entities expected residual returns.
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
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Wholly owned subsidiaries	35.4%	22.7%	35.9%	26.0%
Equity joint ventures	49.3	59.6	49.1	56.1
Cooperative endeavors	1.6	2.6	1.7	2.8
License leasing arrangements	11.4	11.6	11.4	11.7
Management services	2.3	3.5	1.9	3.4

	100.0%	100.0%	100.0%	100.0%

Revenue Recognition
     The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients, and others for services rendered. Under Medicare, the Company’s home nursing patients are classified into a group referred to as a home health resource group prior to the receipt of services. Based on this home health resource group, the Company is entitled to receive a prospective Medicare payment for delivering care over a 60 day period referred to as an episode. Medicare adjusts these prospective payments based on a variety of factors, such as low utilization, patient transfers, changes in condition and the level of services provided. In calculating the Company’s reported net service revenue from home nursing services, the Company adjusts the prospective Medicare payments by an estimate of the adjustments. The Company calculates the adjustments based on a historical average of these types of adjustments. For home nursing services, the Company recognizes revenue based on the number of days elapsed during the episode of care.
     Under Medicare, patients in the Company’s long-term acute care facilities are classified into long-term diagnosis-related groups. Based on this classification, the Company is then entitled to receive a fixed payment from Medicare. This fixed payment is also subject to adjustment by Medicare due to factors such as short stays. In calculating reported net service revenue for services provided in the Company’s long-term acute care hospitals, the Company reduces the prospective payment amounts by an estimate of the adjustments. The Company calculates the adjustment based on a historical average of these types of adjustments for claims paid. For the Company’s long-term acute care hospitals, revenue is recognized as services are provided.
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
     The Company records management services revenue as services are provided in accordance with the various management services agreements to which the Company is a party. The agreements generally call for the Company to provide billing, management, and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency, hospice, or inpatient rehabilitation facility. The Company is responsible for the costs associated with the locations and personnel required for the provision of the services. The Company is generally compensated based on a percentage of net billings or an established base fee. In addition, for certain of the management agreements, the Company may earn incentive compensation.
     Net service revenue was comprised of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Home-based services	73.9%	68.8%	72.8%	69.4%
Facility-based services	26.1	31.2	27.2	30.6

	100.0%	100.0%	100.0%	100.0%

     The following table sets forth the percentage of net service revenue earned by category of payor:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Payor:
Medicare	84.7%	88.0%	84.8%	86.3%
Medicaid	4.3	4.7	4.8	4.5
Other	11.0	7.3	10.4	9.2

	100.0%	100.0%	100.0%	100.0%

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
     Hospice Services. The Company’s Medicare hospice reimbursement is based on an annually-updated prospective payment system. Hospice payments are also subject to two caps. One cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services. The second cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. None of the Company’s hospices exceeded either cap during the six months ended June 30, 2006 or 2005.
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
Other Significant Accounting Policies
Due to/from Governmental Entities
     The Company records revenue related to their critical access hospital at the lower of cost or charges, limited by cost caps depending on the payor. Final reimbursement is determined based on submission of annual cost reports and audits by the fiscal intermediary. Adjustments are accrued on an estimated basis in the period the related services were rendered and further adjusted as final settlements are determined. These adjustments are accounted for as changes in estimates.
     Also included in the due to/from governmental entities account are reimbursements that the Company is due from the government as well as payments that are expected to be recouped by the government from the Company related to outlier payments for two long term acute care hospitals.
Property, Building, and Equipment
     Property, building, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, generally ranging from three to ten years and up to thirty-nine years on buildings. Depreciation expense for the three months ended June 30, 2006 and 2005 was $577,000 and $384,000, respectively and $1,135,000 and $775,000 for the six months ended June 30, 2006 and 2005, respectively.
     Capital leases are included in equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the shorter of the applicable lease term or the useful life of the equipment. Amortization of assets under the capital lease obligations is included in depreciation and amortization expense.

Long-Lived Assets
     The Company reviews the recoverability of long-lived assets whenever events or circumstances occur which indicate recorded costs may not be recoverable. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.
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
     Two of the Company’s home health agencies have cooperative endeavor agreements with third parties that allow the third parties to be paid or recover a fee based on the profits or losses of the respective agencies. The Company accrues for the settlement of the third party’s profits or losses during the period the amounts are earned. Under the agreements, the Company has incurred net amounts due to the third parties of $55,000 and $95,000 for the three months ended June 30, 2006 and 2005, respectively and $120,000 and $231,000 for the six months ended June 30, 2006 and 2005, respectively. The cooperative endeavor agreements have terms expiring through at the end of June 2008.
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
     In the third majority-owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), the put option allows the minority interest holders to convert their minority interests into shares of the Company based upon St. Landry’s EBITDA for the prior fiscal year in relation to the Company’s EBITDA over the same period. The put option became exercisable by the minority interest holders in St. Landry upon the completion of the IPO. However, due to applicable laws and regulations, the minority interest holders can not convert their minority interests in St. Landry unless certain conditions are met including, but not limited to, the Company having stockholders’ equity in excess of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years. If the St. Landry minority interest holders do not or are unable to convert their minority interests into shares of the Company, the minority interest holders shall have the option to redeem their minority interests at any time following thirty days after the IPO for cash consideration equal to the value of the shares the minority interest holders would have received if they had converted their minority interests into shares of the Company multiplied by the average closing price of the Company’s shares for the thirty days preceding the date of the minority interest holders’ exercise of the redemption option. As of December 31, 2005 and June 30, 2006, the Company had exceeded $75 million in stockholders’ equity. As of June 30, 2006, approximately 59% of the doctors have converted their minority interests to cash.
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
     In November 2005, the agreement was amended to allow minority interest holders to redeem their minority interests based on the St. Landry’s rolling twelve month EBITDA in relation to the Company’s EBITDA over the same period. At December 31, 2005, the Company recorded an additional mark-to-market benefit of $266,000 to mark the liability to redemption value at the end of the quarter.
     In connection with the partial redemption of certain minority interest in the six months ended June 30, 2006, the Company decreased our minority interests by approximately $939,000 and increased our retained earnings by the same amount. Simultaneously, the Company recorded goodwill of $889,000 to represent the value of the minority interests redeemed. Also for the six months ended June 30, 2006, the Company recorded a mark-to-market benefit of $76,000.
Equity-Based Compensation Expense
     During 2003, the Company began sponsoring a Key Employee Equity Participation Plan (“KEEP Plan”) whereby certain individuals are granted participation equity units (“KEEP Units”). The KEEP Plan was terminated in conjunction with the initial public offering when the outstanding units were converted to 481,680 shares of common stock. The KEEP Plan functioned as a stock appreciation rights plan whereby an individual was entitled to receive, on a per KEEP Unit basis, the increase in estimated fair value of the Company’s common stock from the date of grant until the date that the employee dies, retires, or is terminated for other than cause. Accordingly, the KEEP Units were subject to variable accounting until such time as the obligation to the employee was settled. The Company had a call right, under which it could purchase all or portion of the KEEP Units. The individuals receiving KEEP Units vested in those rights in a graded manner over a five-year period and, accordingly, the Company recorded compensation expense for the vested portion of the KEEP Units. The KEEP Units had no exercise price.
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

Stock-based Compensation
     On January 20, 2005, the 2005 Long-Term Incentive Plan was adopted by the Company’s board of directors. There are 1,000,000 shares available for issuance under this plan. The Plan went into effect at the close of the initial public offering. Also during 2005, stock options and restricted stock were granted to the independent members of our Board of Directors in accordance with the 2005 Director Compensation Plan. Both the shares and options were issued from the 1,000,000 shares reserved for issuance under the 2005 Long-Term Incentive Plan.
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
     Stock Options
     The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions.

	Six Months Ended June 30,
	2006	2005
Risk free interest rate	5.03%	3.72%
Expected life (years)	5	5
Volatility	38.39	41.62
Expected annual dividend yield	—	—
     The following table represents stock options activity for the six month period ended June 30, 2006:

		Weighted
	Number of	average exercise
	Shares	price
Options outstanding at December 31, 2005	13,500	$14.45
Options granted	15,500	19.75
Options exercised	(2,000)	14.45
Options forfeited or expired	—	—
Options outstanding at June 30, 2006	27,000	17.49
Options exercisable at June 30, 2006	27,000	17.49
     The Company has recorded $134,000 in compensation expense related to stock option grants in the periods ended June 30, 2006. The proforma expense for the same periods in 2005 was $66,000.
     Restricted Stock
     During 2005, 24,500 shares of restricted stock were issued to our independent directors under the 2005 Director Compensation Plan. One third of these shares vested immediately, and the remaining will vest over a two year period. On January 3, 2006, the Company granted 76,114 shares of restricted stock to certain members of management. These shares were granted pursuant to the 2005 Long-Term Incentive Plan. These shares vest over a five year period. During the three month period ended June 30, 2006, 8,731 shares of restricted stock were forfeited and 13,500 shares were granted to newly appointed directors and officers with the same vesting schedules as shares previously issued.
     As of January 1, 2006, there were 16,333 shares of restricted stock outstanding at an average market value at the date of award of $14.44. During the six months ended June 30, 2006, the Company granted 89,614 shares of restricted stock at the fair value of $18.14. During the six months ended June 30, 2006, 8,168 shares of restricted stock vested and 8,731 shares were forfeited.
     The Company has recorded $222,000 in compensation expense related to restricted stock grants in the six month period ended June 30, 2006.
Earnings Per Share
     Basic per share information is computed by dividing the item by the weighted-average number of shares outstanding during the period. Diluted per share information is computed by dividing the item by the weighted-average number of shares outstanding plus dilutive potential shares.
     The following table sets forth shares used in the computation of basic and diluted per share information for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average number of shares outstanding for basic per share calculation	16,561,398	13,174,690	16,559,623	12,632,932
Effect of dilutive potential shares:
Options	1,454	—	1,197	—
Restricted stock	13,216	102,349	8,907	108,469

Adjusted weighted average shares for diluted per share calculation	16,576,068	13,277,039	16,569,727	12,741,401

Recently Issued Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. The Company is currently evaluating the impact, if any, that FIN 48 will have on the financials statements.
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
2006 Acquisitions
     During the six month period ended June 30, 2006, the Company acquired the existing operations of four entities and the minority interest in one of its joint ventures for $4,950,000 in cash and $238,000 in acquisition costs. Goodwill of $3.9 million was assigned to the home based services segment.

     In conjunction with certain minority interest holders redeeming their interests in St. Landry, $889,000 of goodwill, which is deductible for income tax purposes, was recognized in the facility based services segment.
2006 Divestitures
     The Company sold one of its long-term acute care hospitals during the six month period ended June 30, 2006 for $1.2 million. The Company recognized a gain of $960,000 on the sale of this hospital. In conjunction with this transaction, the Company allocated and retired $155,000 of goodwill related to this hospital. The Company sold a clinic in the three months ended June 30, 2006 for promissory notes totaling $946,000 and recognized a loss on the sale of $28,000. Goodwill of $891,000 was retired in conjunction with the sale of the clinic. Additionally, the Company closed one location of another clinic and terminated virtually all of its private duty business during the six month period ended June 30, 2006. Finally, the Company also sold one of its home health agencies during the three month period ended June 30, 2006 for $250,000 and retired goodwill of $50,000. The Company recognized a gain of $98,000 on the sale of this agency. The Company has identified a long-term acute care hospital as held for sale as of June 30, 2006. Goodwill of $402,000 and other assets related to this hospital are classified as assets held for sale on the balance sheet.
     The following table summarizes the operating results of these divestitures which have been presented as loss from discontinued operations in the accompanying consolidated statements of income:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net service revenue	$1,683	$2,434	$4,343	$4,568
Costs, expenses and minority interest and cooperative endeavor allocations	1,780	3,348	4,922	6,388

Loss from discontinued operations before income taxes	(97)	(914)	(579)	(1,820)
Income taxes	37	347	219	691

Loss from discontinued operations	$(60)	$(567)	$(360)	$(1,129)

     The changes in recorded goodwill by segment for the three month period ended June 30, 2006 were as follows:

Six Months
Ended
June 30,
2006
(in thousands)
Home-based services segment:
Balance at December 31, 2005	$21,692
Goodwill acquired during the period from acquisitions	3,411
Goodwill retired during the period	(50)
Goodwill acquired during the period from purchase of minority interest	495

Balance at June 30, 2006	$25,548

Facility-based services segment:
Balance at December 31, 2005	$4,411
Goodwill retired during the period from sale of business	(1,046)
Goodwill classified as held for sale during the period	(402)
Goodwill acquired during the period from redemption of minority interest	889

Balance at June 30, 2006	$3,852

     The above transactions were considered to be immaterial individually and in the aggregate. Accordingly, no supplemental pro forma information is required.

4. Credit Arrangements
Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Notes payable:
Due in monthly installments of $143,000 through July 2006 at 5.5%	$—	$842
Due in yearly installments of $50,000 through August 2010 at 6.25%	250	250
Due in monthly installments of $20,565 through October 2015 at LIBOR plus 225 basis points (8.02% at June 30, 2006)	2,911	2,929
Due in monthly installments of $48,500 through March 2006 at 5.7%	—	144
Due in monthly installments of $12,500 through November 2009 at 3.08%	454	515

	3,615	4,680
Less current portion of long-term debt	425	1,406

	$3,190	$3,274

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
     Certain of the Company’s loan agreements contain certain restrictive covenants, including limitations on indebtedness and the maintenance of certain financial ratios. At June 30, 2006 and at December 31, 2005, the Company was in compliance with all covenants.
Other Credit Arrangements
     The Company maintains a revolving-debt arrangement. Under the terms of this arrangement, the Company may be advanced funds up to a defined limit of eligible accounts receivable not to exceed the borrowing limit. At June 30, 2006 and December 31, 2005, the borrowing limit was $22,500,000, and the amounts outstanding were $0. Interest accrues on outstanding amounts at a varying rate and is based on the Wells Fargo Bank, N.A. prime rate plus 1.5% (9.75% at June 30, 2006). The annual facility fee is 0.5% of the total availability. The agreement expires on April 15, 2010.
5. Key Employee Equity Participation Plan
     The Company had reserved up to 6.5% of the value of the Company’s stock for issuance under the KEEP Plan. In conjunction with the initial public offering the 481,680 units became completely vested and were converted to common stock. During 2005, the Company incurred a charge to equity based compensation of $3.9 million. A summary of the changes in the KEEP Units outstanding is as follows:

	June 30,	December 31,
	2006	2005
Outstanding at beginning of period	—	481,680
Granted	—	375,180
Exercised	—	—
Converted	—	(481,680)

Outstanding at end of period	—	—

Number of KEEP Units vested at end of period	—	—

     The KEEP Units were accounted for at their estimated fair value. Accordingly, no pro forma net income or per share information was required for prior periods.

6. Shareholders’ Equity
     The following table summarizes the activity in stockholders’ equity for the six month period ended June 30, 2006 (amounts in thousands, except per share data):

	Common Stock				Additional
	Issued		Treasury		Paid-In	Retained
	Amount	Shares	Amount	Shares	Capital	Earnings	Total
Balances at December 31, 2005	$166	19,507,887	$(2,856)	2,950,059	$58,596	$22,538	$78,444
Net income	—	—	—	—	—	8,391	8,391
Compensation expense					282		282
Stock options issued					128		128
Stock options exercised					33		33
Recording minority interest in joint venture at redemption value	—	—	—	—	—	1,015	1,015

Balances at June 30, 2006	$166	19,507,887	$(2,856)	2,950,059	$59,039	$31,944	$88,293

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
     In the third majority owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), the put option allows the minority interest holders to convert their minority interests into shares of the Company based upon St. Landry’s EBITDA for the prior fiscal year in relation to the Company’s EBITDA over the same period. The put option became exercisable by the minority interest holders in St. Landry upon the completion of the IPO. However, due to applicable laws and regulations, the minority interest holders can not convert their minority interests in St. Landry unless certain conditions are met including, but not limited to, the Company having stockholders’ equity in excess of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years. If the St. Landry minority interest holders do not or are unable to convert their minority interests into shares of the Company, the minority interest holders shall have the option to redeem their minority interests at any time following thirty days after the IPO for cash consideration equal to the value of the shares the minority interest holders would have received if they had converted their minority interests into shares of the Company multiplied by the average closing price of the Company’s shares for the thirty days preceding the date of the minority interest holders’ exercise of the redemption option. As of December 31, 2005 and June 30, 2006, the company had exceeded $75 million in stockholders’ equity. As of June 30, 2006, approximately 59% of the doctors have converted their minority interests to cash.
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

Landry put option allowed the minority interest holders in St. Landry to have their interests redeemed for cash upon the completion of the IPO and therefore the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at June 30, 2005. In September 2005, certain minority interest holders redeemed their interests in St. Landry. This resulted in a cash payment of approximately $214,000. In connection with the partial redemption of certain minority interests in September 2005, we decreased our minority interests by approximately $149,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $214,000 to represent the value of the minority interests redeemed. Also at the end of the third quarter of 2005, we recorded a mark-to-market charge of $404,000.
     In November 2005, the agreement was amended to allow minority interest holders to redeem their minority interests based on the St. Landry’s rolling twelve month EBITDA in relation to the Company’s EBITDA over the same period. At December 31, 2005, the Company recorded an additional mark to market benefit of $266,000 to mark the liability to redemption value at the end of the quarter.
     In connection with the partial redemption of certain minority interest in the six months ended June 30, 2006, we decreased our minority interests by approximately $939,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $889,000 to represent the value of the minority interests redeemed. Also for the six months ended June 30, 2006, we recorded a mark-to-market benefit of $76,000.
Contingencies
     The terms of several joint venture operating agreements grant a buy/sell option that would require the Company to either purchase or sell the existing membership interest in the joint venture within 30 days of the receipt of the notice to exercise the provision. Either the Company or its joint venture partner has the right to exercise the buy/sell option. The party receiving the exercise notice has the right to either purchase the interests held by the other party or sell its interests to the other party. The purchase price formula for the interests is set forth in the joint venture agreement and is typically based on a multiple of the earnings before income taxes, depreciation and amortization of the joint venture. Total revenue earned by the Company from joint ventures subject to these arrangements was $3.7 million and $3.5 million for the three months ended June 30, 2006 and 2005, respectively and $7.2 million and $6.7 million for the six months ended June 30, 2006 and 2005, respectively. The Company has not received notice from any joint venture partners of their intent to exercise the buy/sell option nor has the Company notified any joint venture partners of any intent to exercise the buy/sell option.
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

	Three Months Ended June 30, 2006
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$36,602	$12,955	$49,557
Cost of service revenue	17,435	7,579	25,014
General and administrative expenses	12,806	3,999	16,805
Equity-based compensation expense	—	—	—
Operating income	6,361	1,377	7,738
Interest expense	42	18	60
Non operating income, including gain on sale of assets	(77)	(39)	(116)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	6,396	1,398	7,794
Minority interest and cooperative endeavor allocations	647	423	1,070
Income from continuing operations before income taxes	5,749	975	6,724
Total assets	$84,467	$33,328	$117,795

	Three Months Ended June 30, 2005
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$24,776	$11,248	$36,024
Cost of service revenue	11,766	6,945	18,711
General and administrative expenses	8,057	2,490	10,547
Equity-based compensation expense	2,346	1,006	3,352
Operating income	2,607	807	3,414
Interest expense	286	140	426
Non operating income, including gain on sale of assets	(17)	(5)	(22)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	2,338	672	3,010
Minority interest and cooperative endeavor allocations	934	258	1,192
Income from continuing operations before income taxes	1,404	414	1,818
Total assets	$57,107	$39,745	$96,852

	Six Months Ended June 30, 2006
	Home-Based	Facility-Based
	Services	Services	Total
		(in thousands)
Net service revenue	$69,254	$25,707	$94,961
Cost of service revenue	33,780	15,219	48,999
General and administrative expenses	24,145	7,533	31,678
Equity-based compensation expense	—	—	—
Operating income	11,329	2,955	14,284
Interest expense	96	50	146
Non operating income, including gain on sale of assets	(188)	(92)	(280)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	11,421	2,997	14,418
Minority interest and cooperative endeavor allocations	1,238	861	2,099
Income from continuing operations before income taxes	10,183	2,136	12,319
Total assets	$84,467	$33,328	$117,795

	Six Months Ended June 30, 2005
	Home-Based	Facility-Based
	Services	Services	Total
		(in thousands)
Net service revenue	$49,550	$21,875	$71,425
Cost of service revenue	23,267	13,015	36,282
General and administrative expenses	15,135	5,280	20,415
Equity-based compensation expense	2,699	1,157	3,856
Operating income	8,449	2,423	10,872
Interest expense	503	255	758
Non operating gain, including gain on sale of assets	(31)	(534)	(565)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	7,977	2,702	10,679
Minority interest and cooperative endeavor allocations	2,056	576	2,632
Income from continuing operations before income taxes	5,921	2,126	8,047
Total assets	$57,107	$39,745	$96,852
9. Subsequent Events
     On July 19, 2006, the Company closed its public offering of 4,000,000 shares of common stock at a price of $19.25 per share. Of the 4,000,000 shares of common stock offered, 1,000,000 shares were offered by the Company, with the remaining 3,000,000 shares of common stock sold by the selling stockholders identified in the prospectus supplement. The underwriters exercised an over-allotment of an additional 600,000 shares.
     The Company intends to use the net proceeds of approximately $21 million from the offering to fund future acquisitions and for other general corporate purposes. LHC Group, Inc. will receive no proceeds from the sale of shares by the selling stockholders, all of which were sold by the selling stockholders.
     On July 31, 2006, the Company completed its acquisition of the Kentucky-based assets of Lifeline Home Health Care, a privately-held company based in Somerset, Kentucky. This acquisition involves an approximate total patient census of 2,400 as well as approximately 350 Lifeline employees. As a result of the acquisition, the Company now has 17 locations in 29 Kentucky counties with a population of over 750,000 people. In 2005, Lifeline reported Kentucky-based revenue of approximately $23 million. Lifeline was purchased for approximately $15 million in cash.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:
•	our expectations regarding financial condition or results of operations for periods after June 30, 2006;

•	our future sources of and needs for liquidity and capital resources;

•	our expectations regarding the size and growth of the market for our services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation;

•	the reimbursement levels of third-party payors; and

•	our discussion of our critical accounting policies.
     The forward-looking statements contained in this report reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A “Risk Factors,” included in this report.
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
Overview
     We provide post-acute healthcare services primarily to Medicare beneficiaries in rural markets in the southern United States. We provide these post-acute healthcare services through our home nursing agencies, hospices, long-term acute care hospitals and outpatient rehabilitation clinics. Since our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana, we have grown to 99 locations in Louisiana, Alabama, Arkansas, Mississippi, Texas, and West Virginia as of June 30, 2006.
Segments
     We operate in two segments for financial reporting purposes: home-based services and facility-based services. We derived 73.9% and 68.8% of our net service revenue during the three months ended June 30, 2006 and 2005, respectively, and 72.9% and 69.4% of our net service revenue during the six months ended June 30, 2006 and 2005, respectively, from our home-based services segment and derived the balance of our net service revenue from our facility-based services segment.
     Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, physical, occupational, and speech therapy, medically-oriented social services, and hospice care. As of June 30, 2006, we owned and operated 81 Medicare-certified home nursing locations and six Medicare-certified hospices. Of these 87 home-based services locations, 43 are wholly-owned by us and 44 are majority-owned or controlled by us through joint ventures. We also manage the operations of three home nursing agencies and one hospice in which we have no ownership interest. We intend to increase the number of home nursing agencies that we operate through continued acquisition and development, primarily in underserved rural markets, as we implement our growth strategy. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will increase.
     We provide facility-based services principally through our long-term acute care hospitals and outpatient rehabilitation clinics. As of June 30, 2006, we owned and operated four long-term acute care hospitals with seven locations, all located within host hospitals. We also owned and operated one critical access hospital, two outpatient rehabilitation clinics and provided contract rehabilitation services to third parties. Of these ten facility-based services locations, three are wholly-owned by us and seven are majority-owned or controlled by us through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Because of the recent changes in the regulations applicable to long-term acute care hospitals operated as hospitals within hospitals, we do not intend to expand the number of hospital within a hospital long-term acute care hospitals that we operate. Due to our emphasis on expansion through the acquisition and development of home nursing agencies, we anticipate that the percentage of our net service revenue and operating income derived from our facility-based segment will decline.
Recent Developments
     Medicare
          Home-Based Services. The current base payment rate for Medicare home nursing is $2,264. Since the inception of the prospective payment system in October 2000, the base episode rate payment has varied due to both the impact of annual market basket based increases and Medicare-related legislation.
          Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. The Centers for Medicare and Medicaid Services, or CMS, establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.

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
     On January 1, 2006, a 2.8% market basket increase went into effect along with new Core Based Statistical Area, or CBSA, designations and wage indices. This increase represented a 3.6% market basket update minus the 0.8% reduction mandated by MMA. However, the Deficit Reduction Act, or DRA, provided for a one-year freeze on the Medicare home health payment rate in 2006, in essence, taking away the original 2.8% market basket adjustment. This Act also provided a 5.0% rural add on for one-year beginning January 1, 2006. As of June 30, 2006, approximately 54% of our Medicare census was derived from patients who reside in rural CBSAs. In addition, the DRA instituted quality reporting requirements for home health agencies beginning in 2007. In essence, agencies that report the required data will receive the market basket update. Those that do not report will receive the market basket minus 2%.
     In July 2006, CMS issued a proposed rule proposing a 3.1% increase in Medicare payment rates to home health agencies for 2007. In accordance with the DRA, agencies that submit the required quality data would receive payments based on the full proposed home health market basket update of 3.1% for 2007. If an agency does not submit the required quality data, then the home health market basket percentage will be reduced by 2% to 1.1% for 2007. According to CMS, rural home health agencies that participate in the ongoing quality measurement effort will see an estimated 3.3% increase in payment, while urban agencies who continue to provide quality data will experience an estimated 2.9% increase in payments. The final rule relating to these proposals is expected later in the fall. The company cannot predict whether Congress will introduce legislation this year that would negatively impact the anticipated market basket increase.
     Additionally, later this year, CMS is anticipated to propose significant case mix changes to the home health payment system. The company cannot predict the impact of those changes at this time.
     In August 2006, CMS announced the payment rates for hospice care furnished from October 1, 2006 through September 30, 2007. These rates are 3.4% more than the rates for the previous year. In addition, CMS announced that the hospice cap amount for the year ending October 31, 2006 is $20,585.
     Facility-Based Services. Under the long-term acute care hospital prospective payment system implemented on October 1, 2002, each patient discharged from our long-term acute care hospitals is assigned a long-term care diagnosis-related group. CMS establishes these long-term care diagnosis-related groups by categorizing diseases by diagnosis, reflecting the amount of resources needed to treat a given disease. For each patient, we are paid a pre-determined fixed amount applicable to the particular long-term care diagnosis-related group to which that patient is assigned. Effective for discharges on or after October 1, 2005, CMS has published the new relative weights applicable to the long-term care diagnosis-related group system. The updated regulations provide for a 3.4% increase in the standard federal rate, a budget neutrality factor of 0, which became effective July 1, 2005, and a decrease in the high cost outlier fixed loss threshold to $10,501. In addition, on May 6, 2005 CMS published a final rule increasing the Medicare payment rates for long-term acute care hospitals by 3.4% for patient discharges taking place on or after July 1, 2005 through June 30, 2006.
     CMS has also stated its intention to develop long-term acute care hospital patient-specific criteria to refine the definition of such facilities. Comments included in the May 6, 2005 rule indicate that CMS has awarded a contract to Research Triangle Institute for the purpose of evaluating patient and facility level characteristics for long-term care hospitals in order to differentiate the role of long-term acute care hospitals from general acute care hospitals. This evaluation is in response to the June 2004 MedPAC Report recommending that CMS examine defining long-

term acute care hospitals by facility and patient criteria. CMS has also charged Research Triangle Institute with examining the present role of Quality Improvement organizations with regard to long-term care acute hospitals.
     On May 2, 2006, CMS issued a rule under the long-term care hospital prospective payment system for the 2007 rate year starting July 1, 2006. The rule provides for no increase in the Medicare payment rates to long-term acute care hospitals for discharges taking place on or after July 1, 2006 through June 30, 2007. Therefore, CMS has ruled that the long-term care hospital prospective payment system federal rate will remain at $38,086.04 for the 2007 rate year. In addition, CMS adopted the Rehabilitation, Psychiatric and Long-Term Care market basket to replace the excluded hospital with capital market basket that is currently used as the measure of inflation for calculating the annual update to the long-term care hospital prospective payment system federal rate. The rule also revised the payment adjustment formula for short-stay outlier cases, which overall comprise 37% of long-term care hospital prospective payment system discharges. These are cases where a patient is discharged early and the hospital’s costs are significantly below average. The rule made a number of other regulatory changes aimed at curbing the long-term care hospital Medicare margin growth that has occurred since implementation of the prospective payment system in 2002 (growth CMS says will reach 7.8% in 2006). CMS also contends that long-term care hospital Medicare margins increased from 7.8% in fiscal year 2003 to 12.7% in fiscal year 2004. The high cost outlier will increase for the rate year 2007 to $14,887.
     Under Medicare, we are reimbursed for rehabilitation services based on a fee schedule for services provided adjusted by the geographical area in which the facility is located. Outpatient therapy services are subject to an annual cap of $1,750 per beneficiary effective January 1, 2006. The Deficit Reduction Act of 2005 included a medical review policy to the statutory therapy cap that allows claims over the cap to be approved on a case-by-case basis on the basis of medical necessity. This “exceptions” process is in effect for only for one year; it ends on December 31, 2006. We are unable to predict whether Congress will renew the exceptions process this year before it adjourns.
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
Equity-Based Compensation Expense
     Under our KEEP Plan certain of our employees were granted KEEP Units. The KEEP Units, which have no exercise price, vested over a five-year period. The KEEP Units functioned as stock appreciation rights whereby an individual is entitled to receive, on a per unit basis, the increase in estimated fair value, as determined by us, of our units from the date of grant until the date upon which the employee dies, retires or is terminated for any reason other than cause. Accordingly, the KEEP Units were subject to variable accounting until such time as the obligation to the employee was settled. At the initial public offering price of $14.00 per share, upon the completion of the offering all obligations relating to our KEEP Units were settled by conversion into shares of our common stock and we incurred a final, non-recurring equity-based compensation charge in the amount of approximately $3.0 million (net of taxes of $1.7 million).
     Our equity-based compensation expense was allocated to our home-based and facility-based services segments in accordance with our home office allocation, which is calculated based on the percentage of our net service revenue contributed by each segment during the applicable period.
Results of Operations
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Net Service Revenue
     Net service revenue for the three months ended June 30, 2006 was $49.6 million, an increase of $13.6 million, or 37.8%, from $36.0 million in 2005. For the three months ended June 30, 2006 and 2005, 84.7% and 88.0%, respectively, of our net service revenue was derived from Medicare.
Home-Based Services
     Net service revenue for the three months ended June 30, 2006 was $36.6 million, an increase of 47.6%, from $24.8 million for the three months ended June 30, 2005. Organic growth in this service sector was approximately $7.1 million, or 30.3%. Total admissions were 5,852 during the period, versus 4,006 for the same period in 2005, a 46.1 % increase. Organic admissions increased 13.8%. The Company also monitors patient census as a key performance indicator within its home based services. LHC Group’s average home based patient census for the three months ended June 30, 2006 was 9,807 patients, an increase of 30.5% as compared to 7,517 patients for the three months ended June 30, 2005. Organic home-based patient census increased 12.9%. Organic growth includes growth on “same store” locations (owned for greater than 12 months), and growth from “de novo” locations. Growth from acquired locations owned less than 13 months is not included. The average patient census for the first quarter of 2005 was 6,539. Average census is calculated by taking the average of the ending census of each week during the period. Organic census for the first quarter of 2006 was 7,614 and for the first quarter of 2005 it was 6,164.

	2005	2006	%	2005	2006	%	2005	2006	%
	Revenue	Revenue	Growth	Admissions	Admissions	Growth	Census	Census	Growth
Organic	$23,588	$30,734	30.3%	3,789	4,312	13.8%	7,080	7,996	12.9%
Acquired	$1,188	$5,868	393.9%	217	1,540	609.7%	437	1,811	314.4%
Total	$24,776	$36,602	47.6%	4,006	5,852	46.1%	7,517	9,807	30.5%

Facility-Based Services
     Net service revenue for the three months ended June 30, 2006 was $13.0 million, an increase of $1.8 million, or 16.1%, from $11.2 million for the three months ended June 30, 2005. Organic growth in this service sector was approximately $1.6 million, or 16.4%. The increase in net service revenue resulted in part due to an increase in patient days of 5.6% to 11,110 in the three months ended June 30, 2006 from 10,519 in the three months ended June 30, 2005. Outpatient visits decreased to 5,157 at June 30, 2006, a 55.7% decrease as compared to 11,639 for the three months ended June 30, 2005 due to the sale of one of our clinics and the closing of one location of another clinic.

				2005	2006
	2005	2006	%	Patient	Patient	%	2005	2006	%
	Revenue	Revenue	Growth	Days	Days	Growth	Discharges	Discharges	Growth
Organic	$9,914	$11,536	16.4%	9,351	9,907	5.9%	358	379	5.9%
Acquired	$1,334	$1,419	6.4%	1,168	1,203	3.0%	47	51	8.5%
Total	$11,248	$12,955	15.2%	10,519	11,110	5.6%	405	430	6.2%
Cost of Service Revenue
     Cost of service revenue for the three months ended June 30, 2006 was $25.0 million, an increase of $6.3 million, or 33.7%, from $18.7 million for the three months ended June 30, 2005. Cost of service revenue represented approximately 50.5% and 52.0% of our net service revenue for the three months ended June 30, 2006 and 2005, respectively.
     Home-Based Services. Cost of service revenue for the three months ended June 30, 2006 was $17.4 million, an increase of $5.6 million, or 47.5%, from $11.8 million for the three months ended June 30, 2005. Approximately $4.3 million of this increase resulted from an increase in salaries and benefits. Approximately $4.1 million of the increase in salaries and benefits expense was due to acquisitions. The remaining increase in salaries and benefits expense of approximately $200,000 was primarily attributable to internal growth. The remaining increase in cost of service revenue was attributable to increases in supplies and services expense and transportation expense of $1.0 million and $300,000, respectively.
     Facility-Based Services. Cost of service revenue for the three months ended June 30, 2006 was $7.6 million, an increase of $700,000, or 10.1%, from $6.9 million for the three months ended June 30, 2005. Approximately $500,000 of this increase resulted from an increase in salaries and benefits. Supplies and services expense contributed approximately $100,000 of the increase in cost of service revenue. Transportation expense increased approximately $100,000 compared to the three months ended June 30, 2005.
General and Administrative Expenses
     General and administrative expenses for the three months ended June 30, 2006 was $16.8 million, an increase of $6.3 million, or 60.0%, from $10.5 million for the three months ended June 30, 2005. One time fees for recruitment and compensation to new management and directors totaled $0.3 million during the period. Public company costs of SEC filings and Sarbanes-Oxley totaled $0.4 million during the period. The remaining $5.6 million increase was attributable to the Company’s growth. General and administrative expenses represented approximately 33.9% and 29.3% of our net service revenue for the three months ended June 30, 2006 and 2005, respectively.
     Home-Based Services. General and administrative expenses for the three months ended June 30, 2006 was $12.8 million, an increase of $4.7 million, or 58.0%, from $8.1 million for the three months ended June 30, 2005. Approximately $1.2 million of this increase resulted from internal growth, $3.5 million was incurred as a result of acquisition or development activity.
     Facility-Based Services. General and administrative expenses for the three months ended June 30, 2006 were $4.0 million, an increase of $1.5 million, or 60.0%, from $2.5 million for the same period in 2005. Approximately

$400,000 was attributable to acquisition and internal development activity during 2005. The remaining increase of $1.1 million is attributable to internal growth.
Equity-Based Compensation Expense
     There was no equity-based compensation expense for the three months ended June 30, 2006, which was a decrease of $3.4 million from the same period in 2005. Equity-based compensation expense related to the Key Equity Employee Participation Units, or KEEP Units, was zero in the three months ended June 30, 2006 due to the conversion of all of the KEEP units to common stock in connection with the initial public offering in the second quarter of 2005.
Income Tax Expense
     The effective tax rates for the three months ended June 30, 2006 and 2005 were 36.5% and 20.1%, respectively. The effective tax rate for the three months ended June 30, 2005 decreased due to the Company recording an income tax benefit of $342,000 related to a $900,000 equity-based compensation charge stemming from shares issued by one of the Company’s principal shareholders to an officer of the Company in 2001. At the time, the Company did not believe it would be able to deduct the equity-based compensation charge for income tax purposes. In conjunction with the initial public offering, the Company determined that it will be able to deduct the $900,000 equity-based compensation charge and as a result has recognized an income tax benefit associated with that charge of $342,000.
Minority Interest and Cooperative Endeavor Allocations
     The minority interest and cooperative endeavor allocations expense for the three months ended June 30, 2006 was $1.1 million, compared to $1.2 million for the same period in 2005.
Discontinued Operations
     The Company sold one of its home health agencies during the three month period ended June 30, 2006 for $250,000. The Company recognized a gain of $98,000 on the sale of this agency. The Company also sold a clinic during the three months ended June 30, 2006 for promissory notes totaling $946,000 and recognized a loss on the sale of $28,000. The operations of this home health agency, clinic, the private duty business and the location of another clinic that was closed during the quarter are included in discontinued operations in the consolidated statement of income.
     Revenue from discontinued operations for the three months ended June 30, 2006 and 2005 was $1.7 million and $2.4 million, respectively. Costs, expenses, and minority interest and cooperative endeavor allocations were $1.8 million and $3.3 million respectively, for the three months ended June 30, 2006 and 2005. Losses from discontinued operations were $60,000 and $567,000 for the three months ended June 30, 2006 and 2005, respectively.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Net Service Revenue
     Net service revenue for the six months ended June 30, 2006 was $94.7 million, an increase of $23.3 million, or 32.6%, from $71.4 million in 2005. For the six months ended June 30, 2006 and 2005, 84.8% and 86.3%, respectively, of our net service revenue was derived from Medicare.

Home-Based Services
     Net service revenue for the six months ended June 30, 2006 was $69.3 million, an increase of 39.8%, from $49.6 million for the six months ended June 30, 2005. Organic growth in this service sector was approximately $13.5 million, or 28.5%. Total admissions were 11,422 during the period, versus 8,157 for the same period in 2005, a 40.0 % increase. Organic admissions increased 14.6%. LHC Group’s average home based patient census for the six months ended June 30, 2006 was 9,535 patients, an increase of 29.7% as compared to 7,349 patients for the six months ended June 30, 2005. Organic home-based patient census increased 12.1%. The average patient census for the first quarter of 2006 was 9,138 while the average patent census for the second quarter of 2006 was 9,807.

	2005	2006	%	2005	2006	%	2005	2006	%
	Revenue	Revenue	Growth	Admissions	Admissions	Growth	Census	Census	Growth
Organic	$47,520	$61,064	28.5%	7,563	8,665	14.6%	6,942	7,785	12.1%
Acquired	$2,030	$8,190	303.4%	594	2,757	364.1%	407	1,750	330.0%
Total	$49,550	$69,254	39.8%	8,157	11,422	40.0%	7,349	9,535	29.7%
Facility-Based Services
     Net service revenue for the six months ended June 30, 2006 was $25.7 million, an increase of $3.8 million, or 17.5%, from $21.9 million for the six months ended June 30, 2005. Organic growth in this service sector was approximately $3.6 million, or 19.1%. The increase in net service revenue resulted in part due to an increase in patient days of 9.2% to 22,809 in the six months ended June 30, 2006 from 20,895 in the six months ended June 30, 2005. Outpatient visits decreased to 13,932 at June 30, 2006, a 39.8% decrease as compared to 23,124 for the six months ended June 30, 2005 due to the sale of one of our clinics and the closing of one location of another clinic.

				2005	2006
	2005	2006	%	Patient	Patient	%	2005	2006	%
	Revenue	Revenue	Growth	Days	Days	Growth	Discharges	Discharges	Growth
Organic	$19,205	$22,867	19.1%	18,428	20,341	10.4%	669	784	17.2%
Acquired	$2,670	$2,840	6.4%	2,467	2,468	0.0%	93	99	6.5%
Total	$21,875	$25,707	17.5%	20,895	22,809	9.2%	762	883	15.9%
Cost of Service Revenue
     Cost of service revenue for the six months ended June 30, 2006 was $49.0 million, an increase of $12.7 million, or 35.0%, from $36.3 million for the six months ended June 30, 2005. Cost of service revenue represented approximately 51.6% and 50.8% of our net service revenue for the six months ended June 30, 2006 and 2005, respectively.
     Home-Based Services. Cost of service revenue for the six months ended June 30, 2006 was $33.8 million, an increase of $10.5 million, or 45.1%, from $23.3 million for the six months ended June 30, 2005. Approximately $7.8 million of this increase resulted from an increase in salaries and benefits due to acquisition or development activity. The increase in salaries and benefits expense due to internal growth accounted for approximately $500,000 of the increase in this category. Supplies and services expense and transportation expense contributed approximately $1.4 million and $800,000, respectively, to the increase in cost of service revenue.
     Facility-Based Services. Cost of service revenue for the six months ended June 30, 2006 was $15.2 million, an increase of $2.2 million, or 16.9%, from $13.0 million for the six months ended June 30, 2005. Approximately $1.6 million of this increase resulted from an increase in salaries and benefits. Of this increase in salaries and benefits, $600,000 was incurred as a result of acquisition and internal development activity. The remaining $1.0 million increase in salaries and benefits resulted from internal growth within our facility-based services segment. Supplies and services expense contributed approximately $500,000 of the increase in cost of service revenue. Transportation expense increased approximately $100,000 over this same period.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2006 were $31.7 million, an increase of $11.3 million, or 55.4%, from $20.4 million for the six months ended June 30, 2005. One time fees for recruitment and compensation to new management and directors totaled $0.3 million during the period. Public company costs of SEC filings and Sarbanes-Oxley totaled $1.0 million during the period. The remaining $10.0 million increase was attributable to the Company’s growth.
     Home-Based Services. General and administrative expenses for the six months ended June 30, 2006 were $24.1 million, an increase of $9.0 million, or 59.6%, from $15.1 million for the six months ended June 30, 2005. Approximately $6.1 million of this increase was attributable to acquisition or internal development activity. Internal growth accounted for approximately $2.9 million.
     Facility-Based Services. General and administrative expenses for the six months ended June 30, 2006 were $7.5 million, an increase of $2.2 million, or 41.5%, from $5.3 million for the six months ended June 30, 2005. The majority, or $1.5 million, of the increase was attributable to internal growth. The remaining increase of $700,000 was due to acquisition and internal development activity during the 2005 period.
Equity-Based Compensation Expense
     There was no equity-based compensation expense for the six months ended June 30, 2006, which was a decrease of $3.9 million from the same period in 2005. Equity-based compensation expense related to the KEEP Units was zero in the six months ended June 30, 2006 due to the conversion of all of the KEEP units to common stock in connection with the initial public offering in the second quarter of 2005.
Income Tax Expense
     The effective tax rates for the six months ended June 30, 2006 and 2005 were 34.1% and 34.1%, respectively.
Minority Interest and Cooperative Endeavor Allocations
     The minority interest and cooperative endeavor allocations expense for the six months ended June 30, 2006 was $2.1 million, a decrease of approximately $500,000, compared to $2.6 million for the six months ended June 30, 2005. The decrease was attributable to the conversion of certain minority interests after the initial public offering.
Discontinued Operations
     The Company sold one of its long-term acute care hospitals during the six month period ended June 30, 2006 for $1.2 million. The Company recognized a gain of $960,000 on the sale of this hospital. The Company also sold a clinic in the six months ended June 30, 2006 for promissory notes totaling $946,000 and recognized a loss on the sale of $28,000. The Company also closed one other location of another clinic. Additionally, the Company closed virtually all of its private duty business during the six month period ended June 30, 2006. Finally, the Company sold one of its home health agencies during the six month period ended June 30, 2006 for $250,000. The Company recognized a gain of $98,000 on the sale of this agency. The results of these operations are reported as discontinued operations in the accompanying consolidated statement of income.
     Revenue from discontinued operations for the six months ended June 30, 2006 and 2005 was $4.3 million and $4.6 million, respectively. Costs, expenses, and minority interest and cooperative endeavor allocations were $4.9 million and $6.4 million respectively, for the six months ended June 30, 2006 and 2005. Losses from discontinued operations were $360,000 and $1.1 million for the six months ended June 30, 2006 and 2005, respectively.
Liquidity and Capital Resources
     The Company completed its initial public offering on June 14, 2005. The net offering proceeds received by us, after deducting the total expenses of $7,393,000 (including $3,430,000 in underwriting discounts and commissions), were approximately $41,607,000. As of June 30, 2006, $21.9 million of the net offering proceeds have been used to repay the following indebtedness: (1) $21.1 million on the credit facility, bearing interest at prime plus 1.5% and due April 10, 2010, with Residential Funding Corporation; (2) $643,000 of outstanding obligations under our loan agreement, bearing interest at 12.0% and due July 1, 2006, with The Catalyst Fund, Ltd. and Southwest/Catalyst Capital, Ltd.; and (3) approximately $178,000 of outstanding indebtedness assumed by us in connection with acquisitions completed by us in 2004. Additionally, $3.3 million has been used to pay minority interest holders for their interests and $14.0 million has been used to fund acquisitions since the initial public offering.
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
     Operating activities during the six months ended June 30, 2006 provided $12.1 million in cash and used $6.9 million in cash for the six months ended June 30, 2005. Net income provided for cash of $8.4 million. Non-cash items such as depreciation and amortization, provision for bad debts, equity-based compensation, compensation expense, minority interest in earnings of subsidiaries, deferred income taxes and gain on sale of assets totaled $5.6 million. Changes in operating assets and liabilities, excluding cash, offset these non-cash charges.
     Days sales outstanding, or DSO, for the three months ended June 30, 2006 was 77 days compared to 94 days for the same three-month period in 2005. DSO, when adjusted for acquisitions and unbilled accounts receivables, was 69 days. The adjustment takes into account $4.6 million of unbilled receivables that the Company is delayed in billing at this time due to the lag time in receiving the change of ownership recognition after acquiring companies. There were no such adjustments for the comparable period in 2005.
     Investing activities used $6.8 million and $975,000 in cash for the six months ended June 30, 2006 and 2005, respectively. In the six months ended June 30, 2006, cash provided by investing activities was $1.4 million primarily from the sale of one of our long-term acute care hospitals, offset in part by cash used of $2.0 million for the purchases of property and equipment and $6.2 million in business acquisitions.
     Financing activities used $3.6 million in the six months ended June 30, 2006 and provided $25.3 million in the six months ended June 30, 2005. Cash used in financing activities in the six months ended June 30, 2006 included net principal payments on debt and capital leases of $1.3 million.
     At June 30, 2006, we had working capital of $54.5 million compared to $49.2 million at December 31, 2005, an increase of $5.3 million.
     On July 19, 2006, the Company closed its public offering of 4,000,000 shares of common stock at a price of $19.25 per share. Of the 4,000,000 shares of common stock offered, 1,000,000 shares were offered by the Company, with the remaining 3,000,000 shares of common stock sold by the selling stockholders identified in the prospectus supplement. The underwriters exercised an over-allotment of an additional 600,000 shares, all of which were sold by the selling stockholders. The additional net cash provided to the Company after this offering amounted to approximately $21 million.
     On July 31, 2006, the Company completed its acquisition of the Kentucky-based assets of Lifeline Home Health Care, a privately-held company based in Somerset, Kentucky. This acquisition involves an approximate total patient census of 2,400 as well as approximately 350 Lifeline employees. As a result of the acquisition, the Company now has 17 locations in 29 Kentucky counties with a population of over 750,000 people. In 2005, Lifeline reported Kentucky-based revenue of approximately $23 million. Lifeline was purchased for approximately $15 million in cash.
Indebtedness
     Our total long-term indebtedness was $4.1 million at June 30, 2006 and $5.4 million at December 31, 2005, respectively, including the current portions of $751,000 and $1.8 million, respectively. In April 2005, we entered into an amended and restated senior secured credit facility with Residential Funding Corporation due April 15, 2010. We, together with certain of our subsidiaries, are borrowers under the credit facility. Our obligations and the obligations of our subsidiary borrowers under our credit facility agreement are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries and affiliates) and the assets of those subsidiaries and affiliates.
     Our credit facility makes available to us up to $22.5 million in revolving loans. The total availability may be increased up to a maximum of $25.0 million, subject to certain terms and conditions. Total availability under our credit facility may be limited from time to time based on the value of our receivables. This facility was paid in full as of the quarter ended June 30, 2005. As of June 30, 2006 and December 31, 2005, we had no outstanding balance under our credit facility.
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
     In the third majority owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), the put option allows the minority interest holders to convert their minority interests into shares of the Company based upon St. Landry’s EBITDA for the prior fiscal year in relation to the Company’s EBITDA over the same period. The put option became exercisable by the minority interest holders in St. Landry upon the completion of the IPO. However, due to applicable laws and regulations, the minority interest holders can not convert their minority interests in St. Landry unless certain conditions are met including, but not limited to, the Company having stockholders’ equity in excess of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years. If the St. Landry minority interest holders do not or are unable to convert their minority interests into shares of the Company, the minority interest holders shall have the option to redeem their minority interests at any time following thirty days after the IPO for cash consideration equal to the value of the shares the minority interest holders would have received if they had converted their minority interests into shares of the Company multiplied by the average closing price of the Company’s shares for the thirty days preceding the date of the minority interest holders’ exercise of the redemption option. As of December 31, 2005 and June 30, 2006, the company had exceeded $75 million in stockholders’ equity. As of June 30, 2006, approximately 59% of the doctors have converted their minority interests to cash.
     The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and Emerging Issues Task Force (EITF) Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allowed the minority interest holders in St. Landry to have their interests redeemed for cash upon the completion of the IPO and therefore the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at June 30, 2005. In September 2005, certain minority interest holders redeemed their interests in St. Landry. This resulted in a cash payment of approximately $214,000. In connection with the partial redemption of certain minority interests in September 2005, we decreased our minority interests by approximately $149,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $214,000 to represent the value of the minority interests redeemed. Also at the end of the third quarter of 2005, we recorded a mark-to-market charge of $404,000.
     In November 2005, the agreement was amended to allow minority interest holders to redeem their minority interests based on the St. Landry’s rolling twelve month EBITDA in relation to the Company’s EBITDA over the same period. At December 31, 2005, the Company recorded an additional mark-to-market benefit of $266,000 to mark the liability to redemption value at the end of the quarter.
     In connection with the partial redemption of certain minority interest in the six months ended June 30, 2006, we decreased our minority interests by approximately $939,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $889,000 to represent the value of the minority interests redeemed. Also for the six months ended June 30, 2006, we recorded a mark to market benefit of $76,000.

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
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship we had with the operating entity:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Wholly owned subsidiaries	35.4%	22.7%	35.9%	26.0%
Equity joint ventures	49.3	59.6	49.1	56.1
Cooperative endeavors	1.6	2.6	1.7	2.8
License leasing arrangements	11.4	11.6	11.4	11.7
Management services	2.3	3.5	1.9	3.4

	100.0%	100.0%	100.0%	100.0%

     The following discussion sets forth our consolidation policy with respect to our equity joint ventures, cooperative endeavors, license leasing arrangements and management services agreements.

Equity Joint Ventures
     Our equity joint ventures are structured as limited liability companies in which we typically own a majority equity interest ranging from 51.0% to 98.0%. Each member of all but one of our equity joint ventures participates in profits and losses in proportion to their equity interests. We have one equity joint venture partner whose participation in losses is limited. We consolidate these entities, as we absorb a majority of the entities’ expected losses, receive a majority of the entities’ expected residual returns and generally have voting control.
Cooperative Endeavors
     We have arrangements with certain partners that involve the sharing of profits and losses. Unlike our equity joint ventures, we own 100.0% of the equity interests in our cooperative endeavors. In these cooperative endeavors, we possess interests in the net profits and losses ranging from 67.0% to 70.0%. We have one cooperative endeavor partner whose participation in losses is limited. We consolidate these entities, as we own 100.0% of the outstanding equity interests, absorb a majority of the entities’ expected losses and receive a majority of the entities’ expected residual returns.
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
     We record management services revenue as services are provided in accordance with the various management services agreements to which we are a party. The agreements generally call for us to provide billing, management, and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency, hospice or inpatient rehabilitation facility. We are responsible for the costs associated with the locations and personnel required for the provision of the services. We are generally compensated based on a percentage of net billings or an established base fee. In addition, for certain of the management agreements, we may earn incentive compensation.
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
     At June 30 2006, our allowance for doubtful accounts, as a percentage of patient accounts receivable, was approximately 7.1%. For the six months ended June 30, 2006, the provision for doubtful accounts increased to 2.2% of net service revenue compared to 1.6% of net service revenue for the six months ended June 30, 2005. Adverse changes in general economic conditions, billing operations, payor mix, or trends in federal or state governmental coverage could affect our collection of accounts receivable, cash flows and results of operations.

     The following table sets forth our aging of accounts receivable as of June 30, 2006:

Payor	0-30	31-60	61-90	91-120	121-150	150+	Total
	(in thousands)
Medicare	$14,082	$1,526	$1,886	$2,696	$2,744	$5,612	$28,546
Medicaid	1,249	354	577	563	708	3,771	7,222
Other	921	701	1,180	962	1,056	6,182	11,002

Total	$16,252	$2,581	$3,643	$4,221	$4,508	$15,565	$46,770
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2006, we had cash of $19.1 million, which consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not be expected to have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.
     Our exposure to market risk relates to changes in interest rates for borrowings under the new senior secured credit facility we entered into in April 2005. There were no amounts outstanding under our credit facility as of June 30, 2006; however, any future borrowings are expected to bear interest at variable rates.
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
     Although the Company’s remediation efforts are well underway with respect to the above referenced material weakness, the deficiency will not be considered remediated until the new internal controls over financial reporting implemented to remediate the material weakness are fully implemented and operational for a period of time and are successfully tested, and management concludes that these controls are operating effectively. As of June 30, 2006, the Company’s chief executive officer and chief financial officer concluded that because additional testing is required to determine if the material weakness described in the Company’s annual report on Form 10-K for the year ended December 31, 2005 has been fully remedied, the Company did not maintain effective disclosure controls and procedures as of the end of the period covered by this report.
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
ITEM 1A. RISK FACTORS.
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
     For the six months ended June 30, 2006 and 2005, we received 84.8% and 86.3%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. Reductions in Medicare reimbursement could be caused by many factors, including:
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
     In addition, if our long-term acute care hospitals fail to meet or maintain the standards for Medicare certification as long-term acute care hospitals, such as for average minimum length of patient stay, they will receive reimbursement under the prospective payment system applicable to general acute care hospitals rather than the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in our long-term acute care hospitals receiving less Medicare reimbursement than they currently receive for their patient services. Moreover, all but one of our long-term acute care hospitals are subject to additional Medicare criteria because they operate as separate hospitals located in space leased from, and located in, a general acute care hospital, known as a host hospital. This is known as a “hospital within a hospital” model. These additional criteria include requirements concerning financial and operational separateness from the host hospital. If several of our long-term acute care hospitals were subject to payment as general acute care hospitals or fail to comply with the separateness requirements, our net service revenue and net income would decline.
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
     Of our 7 long-term acute care hospital locations, 5 are physically located in a non-MSA. Of these 5 locations, 2 are satellite locations of a parent hospital that is located in a MSA. Based on our discussions with CMS, we believe this satellite location will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations. For the six months ended June 30, 2006, on an individual basis, none of our long-term acute care hospital locations admitted less than 50.0% of its patients from its host hospital, 6 of our long-term acute care hospital locations admitted between 50.0% and 75.0% of their patients from their host hospitals and none of our long-term acute care hospital locations admitted more than 75.0% of its patients from its host hospital. The Eunice long-term acute care hospital is not a hospital within a hospital. For the six months ended June 30, 2006, 4 of our long-term acute care hospital locations admitted a higher percentage of their patients from their host hospitals than the percentage of Medicare discharges admitted from their host hospitals in the 2005 cost reporting year.
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
     In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would result in major changes in the healthcare system, either at the national or state level. Many of these proposals have been introduced in an effort to reduce costs. For example, the MMA allocated significant additional funds to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries. If these increased funding levels achieve their intended result, the rate of growth in the Medicare fee-for-service market could decline. For the six months ended June 30, 2006 and 2005, we received 84.8% and 86.3%, respectively, of our net service revenue from the Medicare fee-for-service market. Among other proposals that have been introduced are insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance or plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any of the above proposals, or any other future proposals, will be adopted. If adopted, we could be forced to expend considerable resources to comply with and implement such reforms.
Approximately 70% of our net service revenue is currently generated in Louisiana, making us particularly sensitive to economic and other conditions in that state.
     Our Louisiana agencies and facilities accounted for approximately 69.5% and 79.6% of our net service revenue during the six months ended June 30, 2006 and 2005, respectively. Any material change in the current economic or competitive conditions in Louisiana, which could result from events such as the implementation of certificate of need regulations or changes in state tax laws, could have a disproportionate effect on our overall business results.
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
     Our business is characterized by delays in reimbursement from the time we request payment for our services to the time we receive reimbursement or payment. A portion of our estimated reimbursement (60.0% for an initial episode of care and 50.0% for subsequent episodes of care) for each Medicare home nursing episode is billed at the commencement of the episode and we typically receive payment within approximately 12 days. The remaining reimbursement is billed upon completion of the episode and is typically paid within 14-17 days from billing date. If we have information system problems or issues arise with Medicare or other payors, we may encounter further delays in our payment cycle. For example, in the past we have experienced delays resulting from problems arising out of the implementation by Medicare of new or modified reimbursement methodologies or as a result of natural disasters, such as hurricanes. We have also experienced delays in reimbursement resulting from our implementation of new information systems related to our accounts receivable and billing functions. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our consolidated results of operations and liquidity. Our working capital management procedures may not successfully negate this risk. Significant delays in payment or reimbursement could have an adverse impact on our liquidity and financial condition.
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
     As of June 30, 2006, we have entered into 35 joint ventures for the ownership and operation of 42 home nursing agency locations, two hospices, one outpatient rehabilitation clinic and six long-term acute care hospital locations.Of these 35 joint ventures, 23 are with hospitals, five are with physicians and seven are with other parties. Our joint venture relationships are structured as equity joint ventures, cooperative endeavors or license leasing arrangements. Our joint ventures with hospitals and physicians are governed by the federal anti-kickback statute and similar state laws. These anti-kickback statutes prohibit the payment or receipt of anything of value in return for referrals of patients or services covered by governmental healthcare programs, such as Medicare. The Office of Inspector General of the Department of Health and Human Services has published numerous safe harbors that exempt qualifying arrangements from enforcement under the federal anti-kickback statute. We have sought to satisfy as many safe harbor requirements as possible in structuring these joint ventures. For example, each of our equity joint ventures with hospitals and physicians is structured in accordance with the following principles:
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
     Our five joint ventures with physicians are also governed by the federal Stark Law and similar state laws, which restrict physicians from making referrals for particular healthcare services to entities with which the physicians or their families have a financial relationship. We also believe we have structured our physician joint ventures in a way that meets applicable exceptions under the federal Stark Law and similar state physician referral laws. For example, we believe our two physician joint ventures for home nursing agencies complies with the rural provider exception to the Stark Law and that our three physician joint ventures for long-term acute care hospitals comply with the whole hospital exception to the Stark Law.
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
     Our success depends upon the continued employment of certain members of our senior management, including our co-founder, President, Chief Executive Officer and Chairman, Keith G. Myers, our Executive Vice President, Chief Operating Officer, Secretary and Director, John L. Indest; our Senior Vice President, Chief Financial Officer, and Treasurer Barry E. Stewart, and our Senior Vice President, Acquisitions and Market Development, Daryl J. Doise. We have entered into an employment agreement with each of these officers in an effort to further secure their employment.
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
     Our ability to expand operations in a state will depend on our ability to obtain a state license to operate. States may have a limit on the number of licenses they issue. For example, as of June 30, 2006 we operated 40 home nursing agencies in Louisiana. Louisiana currently has a moratorium on the issuance of new home nursing agency licenses through July 1, 2008. We cannot predict whether this moratorium will be extended beyond this date or whether any other states in which we currently operate, or may wish to operate in the future, may adopt a similar moratorium.
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
     As of June 30, 2006, we had cash of $19.1 million. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with a revolving line of credit of approximately $22.5 million available under our senior secured credit facility, which, subject to certain conditions, may be increased to $25.0 million and the approximately $21 million in proceeds received from our follow-on offering completed in July 2006, will be sufficient to fund our growth strategy and to meet our currently anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months. If our future net service revenue or cash flow from operations is less than we currently anticipate, we may not have sufficient funds to implement our growth strategy. Further, we cannot readily predict the timing, size, and success of our acquisition and internal development efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing.
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
     Our executive officers and directors, and individuals or entities affiliated with them, beneficially own, as of June 30, 2006, an aggregate of approximately 33.1% of our outstanding common stock. The interests of these stockholders may differ from your interests. If they were to act together, these stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, business combinations, the amendment of our certificate of incorporation and other significant corporate actions.
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
In addition, the stock market, and the Nasdaq Global Market, or Nasdaq, in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of healthcare provider companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, securities class-action litigation has often been brought against companies following periods of volatility in the market price of their respective securities. We may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert the attention of our senior management as well as resources from the operation of our business.
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
     In connection with the 2005 audit of our financial statements and management’s required assessment of our disclosure controls and procedures, Ernst & Young, LLP, our independent registered public accounting firm, issued a management letter which noted a material weakness in our internal control over financial reporting relating to preventing posting errors within the patient billing system for certain rebilled accounts. Specifically, that our personnel lacked sufficient knowledge and experience in our billing and revenue management software and we did not establish appropriate controls to detect or correct errors relating to these rebilled transactions. The correction of these posting errors resulted in a $900,000 increase to revenue for the year ended December 31, 2005. The potential effects of these posting errors on our financial statements issued during the interim periods of 2005 were not material. Subsequent to identifying this material weakness, we initiated the process of improving our internal controls over rebilled transactions through the requirement of additional training on our software for those individuals recording these transactions, the implementation of strict procedural controls and documentation requirements over rebilled transactions, and newly established monitoring, review and approval controls over these transactions. No other material weaknesses in our internal control over financial reporting were identified in the management letter.
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
     The net offering proceeds received by us, after deducting the total expenses of $7,393,000, were approximately $41,607,000. As of June 30, 2006, approximately $21.9 million of the net offering proceeds have been used to repay the following indebtedness: (1) $21.1 million on our credit facility, bearing interest at prime plus 1.5% and due April 10, 2010, with Residential Funding Corporation; (2) $643,000 of outstanding obligations under our loan agreement, bearing interest at 12.0% and due July 1, 2006, with The Catalyst Fund, Ltd. and Southwest/Catalyst Capital, Ltd.; and (3) approximately $178,000 of outstanding indebtedness assumed by us in connection with acquisitions completed by us in 2004. Additionally, $3.3 million has been used to pay minority interest holders for their interests and $14.0 million has been used to fund acquisitions since the initial public offering. None of the offering proceeds were paid directly or indirectly to any of our officers, directors, or 10% stockholders. The balance of the net offering proceeds has been invested in short-term, investment- graded, interest-bearing securities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Our annual meeting of stockholders was held on June 13, 2006. At the annual meeting, the following matters were voted on with the following results:
     Election of Directors. At the annual meeting, W. Patrick Mulloy, II and Dan S. Wilford were elected to serve as Class I directors for three-year terms expiring at the 2009 annual meeting of stockholders. Voting results were as follows:

Name of Director	Votes For	Votes Withheld	Abstentions
W. Patrick Mulloy, II	15,184,616	33,300	0
Dan S. Wilford	15,206,866	11,050	0
The following persons continued as directors following the annual meeting: Ronald T. Nixon, John L. Indest, W.J. “Billy” Tauzin, Keith G. Myers, Ted W. Hoyt and George A. Lewis. Following the annual meeting, the appointment of Ambassador Nancy Goodman Brinker to the Company’s board of directors became effective. Ambassador Brinker fills the vacancy on the board of directors created by the resignation of Barr Brown.
     Ratification of Appointment of Independent Auditors. At the annual meeting, the stockholders approved the appointment of independent accounting firm of Ernst & Young LLP (“E&Y”) to serve as the Company’s independent auditors. Voting results were as follows:

Votes For	Votes Withheld	Abstentions
15,210,359	4,700	2,857
     Approval of LHC Group, Inc. 2006 Employee Stock Purchase Plan. At the annual meeting, the stockholders approved the LHC Group, Inc. 2006 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). Voting results were as follows:

Votes For	Votes Withheld	Abstentions
14,393,534	15,600	357
ITEM 5. OTHER INFORMATION.
     None.
ITEM 6. EXHIBITS.
2.1	Asset Purchase Agreement by and among certain wholly-owned subsidiaries of LHC Group, Inc. and

The Lifeline Health Group, Inc. (“Parent”), certain wholly-owned subsidiaries of Parent, and certain owners of Parent, dated June 19, 2006 (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 23, 2006 and filed June 23, 2006).

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005)

3.2	Bylaws of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 9, 2005).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005, respectively).

10.1	Employment Agreement, effective June 1, 2006, by and between Barry E. Stewart and LHC Group, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 23, 2006 and filed on May 23, 2006).

10.2	Separation Agreement, General Release of All Claims and Covenant Not to Sue by and between LHC Group, Inc. and R. Barr Brown, dated June 5, 2006 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 7, 2006 and filed June 7, 2006).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Barry E. Stewart, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Keith G. Myers, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Barry E. Stewart, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Amendment to the LHC Group, Inc. Amended and Restated 2005 Non-Employee Directors Compensation Plan (previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2006 and filed June 16, 2006).

99.2	LHC Group, Inc. 2006 Employee Stock Purchase Plan (previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 16, 2006 and filed June 16, 2006).

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
 LHC GROUP, INC.

Date August 11, 2006	/s/ Barry E. Stewart Barry E. Stewart
Senior Vice President and Chief Financial Officer