Form 10-Q
period 2006-09-30
LHC Group, Inc
filed 2006-11-14
CIK 1303313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Number of shares of common stock, par value $0.01, outstanding as of November 8, 2006: 17,827,704 shares

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$30,589	$17,398
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $4,381, and $2,544 at September 30, 2006 and December 31, 2005, respectively	47,091	34,810
Other receivables	2,429	3,365
Employee receivables	25	1,888
Amounts due from governmental entities	2,773	4,519

	52,318	44,582
Deferred income taxes	980	152
Income taxes recoverable	—	869
Prepaid expenses and other current assets	4,578	3,714
Assets held for sale	948	—

Total current assets	89,413	66,715
Property, building, and equipment, net	11,396	10,224
Goodwill	38,540	26,103
Intangible assets, net	6,232	—
Other assets	5,168	1,576

Total assets	$150,749	$104,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$5,161	$6,474
Salaries, wages, and benefits payable	10,251	6,124
Amounts due to governmental entities	3,045	3,080
Amounts payable under cooperative endeavor agreements	53	37
Income taxes payable	6,755	—
Current portion of capital lease obligations	294	400
Current portion of long-term debt	426	1,406

Total current liabilities	25,985	17,521
Deferred income taxes, less current portion	1,974	1,573
Capital lease obligations, less current portion	126	347
Long-term debt, less current portion	3,841	3,274
Minority interests subject to exchange contracts and/or put options	540	1,511
Other minority interests	3,664	1,948
Stockholders’ equity:
Common stock — $0.01 par value: 40,000,000 shares authorized; 20,678,565 and 19,507,887 shares issued and 17,728,506 and 16,557,828 shares outstanding at September 30, 2006 and December 31, 2005, respectively	177	166
Treasury stock — 2,950,059 shares at cost	(2,856)	(2,856)
Additional paid-in capital	80,156	58,596
Retained earnings	37,142	22,538

Total stockholders’ equity	114,619	78,444

Total liabilities and stockholders’ equity	$150,749	$104,618

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
	(unaudited)
	(in thousands, except share and per share data)
Net service revenue	$58,077	$38,611	$154,113	$110,037
Cost of service revenue	30,067	20,233	80,143	56,516

Gross margin	28,010	18,378	73,970	53,521
General and administrative expenses	18,817	11,792	50,496	32,207
Equity-based compensation expense(1)	—	—	—	3,856

Operating income	9,193	6,586	23,474	17,458
Interest expense	83	133	230	891
Non-operating income, including (gain) or loss on sales of assets	(364)	175	(645)	(389)

Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	9,474	6,278	23,889	16,956
Income tax expense	2,943	2,061	7,162	4,806
Minority interest and cooperative endeavor allocations	1,362	924	3,460	3,556

Income from continuing operations	5,169	3,293	13,267	8,594
Gain (Loss) from discontinued operations (net of income taxes (benefit) of $59 and $(328) in the three months ended September 30, 2006 and 2005, respectively, and $(147) and $(1,020) in the nine months ended September 30, 2006 and 2005, respectively)	102	(535)	(272)	(1,662)
Gain on sale of discontinued operations (net of income taxes of $390 for the nine months ended September 30, 2006)	—	—	667	—

Net income	5,271	2,758	13,662	6,932
Redeemable minority interests	(72)	(404)	942	(1,743)

Net income available to common stockholders	$5,199	$2,354	$14,604	$5,189

Earnings per share — basic:
Income from continuing operations	$0.29	$0.20	$0.79	$0.62
Gain (Loss) from discontinued operations, net	0.01	(0.03)	(0.02)	(0.12)
Gain on sale of discontinued operations, net	—	—	0.04	—

Net income	0.30	0.17	0.81	0.50
Redeemable minority interests	—	(0.03)	0.05	(0.13)

Net income available to common shareholders	$0.30	$0.14	$0.86	$0.37

Earnings per share — diluted:
Income from continuing operations	$0.29	$0.20	$0.79	$0.62
Gain (Loss) from discontinued operations, net	0.01	(0.03)	(0.02)	(0.12)
Gain on sale of discontinued operations, net	—	—	0.04	—

Net income	0.30	0.17	0.81	0.50
Redeemable minority interests	—	(0.03)	0.05	(0.13)

Net income available to common shareholders	$0.30	$0.14	$0.86	$0.37

Weighted average shares outstanding:
Basic	17,557,576	16,591,870	16,895,929	13,976,659
Diluted	17,574,541	16,594,774	16,907,787	14,049,940

(1)	Equity-based compensation related to the KEEP units is allocated as follows, and does not include stock-based compensation related to FAS 123(R):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	(unaudited)
	(in thousands)
	2006	2005	2006	2005
Cost of service revenue	$—	$—	$—	$565
General and administrative expenses	—	—	—	3,291

Total equity-based compensation expense	$—	$—	$—	$3,856

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months Ended
	September 30,
	2006	2005
	(unaudited)
	(in thousands)
Operating activities
Net income	$13,662	$6,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,742	1,237
Provision for bad debts	2,836	2,278
Equity-based compensation expense	—	3,856
Stock-based Compensation expense	536	98
Minority interest in earnings of subsidiaries	3,460	3,562
Deferred income taxes	(427)	1,202
Gain on divestitures and sale of assets	(667)	(205)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(10,323)	(13,871)
Prepaid expenses, other assets	(3,652)	(1,188)
Accounts payable and accrued expenses	10,498	(5,191)
Net amounts due under cooperative endeavor agreements	16	181
Net amounts due governmental entities	1,711	1,551

Net cash provided by operating activities	19,392	442
Investing activities
Purchases of property, building, and equipment	(2,702)	(1,568)
Proceeds from sale of entities	1,440	730
Cash paid for acquisitions, primarily goodwill	(21,060)	(2,076)

Net cash used in investing activities	(22,322)	(2,914)
Financing activities
Issuance of common stock, net of underwriting discounts of $1,104 and $3,430 for the nine months ended September 30, 2006 and 2005 respectively	21,033	45,570
Dividends paid	—	(227)
Principal payments on debt	(1,163)	(2,295)
Payments on capital leases	(327)	(1,034)
Proceeds from issuance of debt	—	24
Net payments from lines of credit and revolving debt arrangements	—	(14,288)
Proceeds from exercise of options	135	—
Proceeds from employee stock purchase plan	85	—
Offering costs incurred	(250)	(1,816)
Minority interest distributions, net	(3,392)	(3,586)

Net cash provided by financing activities	16,121	22,348

Change in cash	13,191	19,876
Cash at beginning of period	17,398	2,911

Cash at end of period	$30,589	$22,787

Supplemental disclosures of cash flow information
Interest paid	$230	$900

Income taxes paid	$120	$5,821

Supplemental disclosure of non-cash transactions:
     The Company sold a clinic for promissory notes totaling $946,000 and recognized a loss on the sale of $28,000.
See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
     LHC Group, Inc. (the “Company”) is a healthcare provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries in rural markets in the southern United States. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals and outpatient rehabilitation clinics. As of the date of this report, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures, and controlled affiliates, operated in Louisiana, Alabama, Arkansas, Mississippi, Texas, West Virginia, Kentucky, and Florida.
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
     Prior to February 9, 2005, the Company operated under the terms of an operating agreement which provided that the Company had an infinite life and that the members’ personal liability was limited to his or her capital contribution. There was only one class of membership interest.
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
Unaudited Interim Financial Information
     The condensed consolidated balance sheet as of September 30, 2006 and the related condensed consolidated statements of income and cash flows for the three and nine months ended September 30, 2006 and 2005 and related notes (interim financial information) have been prepared by LHC Group, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the interim financial information presented. These consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Consolidated Financial Statements in the Company’s Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2005, which includes information and disclosures not included herein.
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
     The following describes the Company’s consolidation policy with respect to its various ventures excluding wholly-owned subsidiaries:
Equity Joint Ventures
     The Company’s joint ventures are structured as limited liability companies in which the Company typically owns a majority equity interest ranging from 51% to 98%. Each member of all but one of the Company’s equity joint ventures participates in profits and losses in proportion to their equity interests. The Company has one joint venture partner whose participation in losses is limited. The Company consolidates these entities as the Company absorbs a majority of the entities’ expected losses, receives a majority of the entities’ expected residual returns and generally has voting control over the entity.
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
License Leasing Arrangements
     The Company, through wholly-owned subsidiaries, leases home health licenses necessary to operate certain of its home nursing agencies. As with wholly-owned subsidiaries, the Company owns 100% of the equity of these entities and consolidates these entities due to such ownership, the Company’s right to receive a majority of the entities’ expected residual returns and the Company’s obligation to absorb a majority of the entities’ expected losses.
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
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months		Nine months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Wholly-owned subsidiaries	40.4%	35.4%	37.6%	31.2%
Equity joint ventures	45.1	49.8	47.7	52.7
Cooperative endeavors	1.3	1.4	1.5	2.2
License leasing arrangements	10.6	10.9	11.1	11.0
Management services	2.6	2.5	2.1	2.9

	100.0%	100.0%	100.0%	100.0%

   Revenue Recognition
     The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients, and others for services rendered. Under Medicare, the Company’s home nursing patients are classified into a group referred to as a home health resource group prior to the receipt of services. Based on this home health resource group, the Company is entitled to receive a prospective Medicare payment for delivering care over a 60-day period referred to as an episode. Medicare adjusts these prospective payments based on a variety of factors, such as low utilization, patient transfers, changes in condition and the level of services provided. In calculating the Company’s reported net service revenue from home nursing services, the Company adjusts the prospective Medicare payments by an estimate of the adjustments. The Company calculates the adjustments based on a historical average of these types of adjustments. For home nursing services, the Company recognizes revenue based on the number of days elapsed during the episode of care.
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
     Net service revenue was comprised of the following:

	Three Months		Nine months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Home-based services	78.1%	68.5%	74.4%	69.1%
Facility-based services	21.9	31.5	25.6	30.9

	100.0%	100.0%	100.0%	100.0%

     The following table sets forth the percentage of net service revenue earned by category of payor:

	Three Months		Nine months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Payor:
Medicare	80.9%	85.1%	82.9%	85.2%
Medicaid	4.1	5.0	4.3	4.6
Other	15.0	9.9	12.8	10.2

	100.0%	100.0%	100.0%	100.0%

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
     Hospice Services. The Company’s Medicare hospice reimbursement is based on an annually-updated prospective payment system. Hospice payments are also subject to two caps. One cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services. The second cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. None of the Company’s hospices exceeded either cap during the nine months ended September 30, 2006 or 2005.
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
     A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for accelerated payment (RAP). The Company submits a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed. The RAP received for that particular episode is deducted from the final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other claims in process for that particular provider. The RAP and final claim must then be re-submitted. For any subsequent episodes of care contiguous with the first episode for a particular patient, the Company submits a RAP for 50% instead of 60% of the estimated reimbursement. The Company has earned net service revenue in excess of billings rendered to Medicare. Only a nominal portion of the amounts due to the Medicare program represent cash collected in advance of providing services.

   Goodwill and Intangible Assets
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
     The Company has concluded that licenses to operate home-based and/or facility-based services have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of the licenses and the Company intends to renew and operate the licenses indefinitely. Accordingly, the Company has elected to recognize the fair value of these indefinite-lived licenses and goodwill as a single asset for financial reporting purposes. Intangible assets are assets acquired in business combinations that are separable from goodwill including trade names, licenses, and non-compete agreements.
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
Other Significant Accounting Policies
   Due to/from Governmental Entities
     The Company records revenue related to their critical access hospital at the lower of cost or charges, limited by cost caps depending on the payor. Final reimbursement is determined based on submission of annual cost reports and audits by the fiscal intermediary. Adjustments are accrued on an estimated basis in the period that the related services were rendered and further adjusted as final settlements are determined. These adjustments are accounted for as changes in estimates.
     Also included in the due to/from governmental entities account are reimbursements that the Company is owed by the government as well as payments that are expected to be recouped by the government from the Company related to outlier payments for a long term acute care hospital.
   Property, Building, and Equipment
     Property, building, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, generally ranging from three to ten years and up to thirty-nine years on buildings. Depreciation expense for the three months ended September 30, 2006 and 2005 was $621,000 and $437,000, respectively and $1,742,000 and $1,162,000 for the nine months ended September 30, 2006 and 2005, respectively.
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
     Two of the Company’s home health agencies have cooperative endeavor agreements with third parties that allow the third parties to be paid or recover a fee based on the profits or losses of the respective agencies. The Company accrues for the settlement of the third party’s profits or losses during the period the amounts are earned. Under the agreements, the Company has incurred net amounts due to the third parties of $64,000 and $48,000 for the three months ended September 30, 2006 and 2005, respectively and $184,000 and $280,000 for the nine months ended September 30, 2006 and 2005, respectively. The cooperative endeavor agreements have terms expiring at the end of June 2008.
     Agreements in which the third party is a healthcare institution typically require the Company to lease building and equipment and receive housekeeping and maintenance from the healthcare institutions. Ancillary services related to these arrangements are also typically provided by the healthcare institution.
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
     In the third majority-owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), the put option allows the minority interest holders to convert their minority interests into shares of the Company based upon St. Landry’s EBITDA for the prior fiscal year in relation to the Company’s EBITDA over the same period. The put option became exercisable by the minority interest holders in St. Landry upon the completion of the IPO. However, due to applicable laws and regulations, the minority interest holders can not convert their minority interests in St. Landry unless certain conditions are met including, but not limited to, the Company having stockholders’ equity in excess of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years. If the St. Landry minority interest holders do not or are unable to convert their minority interests into shares of the Company, the minority interest holders shall have the option to redeem their minority interests at any time following 30 days after the IPO for cash consideration equal to the value of the shares the minority interest holders would have received if they had converted their minority interests into shares of the Company multiplied by the average closing price of the Company’s shares for the 30 days preceding the date of the minority interest holders’ exercise of the redemption option. As of December 31, 2005 and September 30, 2006, the Company had exceeded $75 million in stockholders’ equity. As of September 30, 2006, approximately 65% of the doctors have converted their minority interests to cash.
     The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and Emerging Issues Task Force (EITF) Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allowed the minority interest holders in St. Landry to have their interests redeemed for cash upon the completion of the IPO and therefore the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at September 30, 2005. In September 2005, certain minority interest holders redeemed their interests in St. Landry. This resulted in a cash payment of approximately $214,000. In connection with the partial redemption of certain minority interests in September 2005, we decreased our minority interests by approximately $149,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $214,000 to represent the value of the minority interests redeemed. Also at the end of the third quarter of 2005, we recorded a mark-to-market charge of $404,000.
     In November 2005, the agreement was amended to allow minority interest holders to redeem their minority interests based on the St. Landry’s rolling twelve month EBITDA in relation to the Company’s EBITDA over the same period. At December 31, 2005, the Company recorded an additional mark-to-market benefit of $266,000 to mark the liability to redemption value at the end of the quarter.
     In connection with the partial redemption of certain minority interest in the nine months ended September 30, 2006, the Company decreased our minority interests by approximately $968,000 and increased our retained earnings by the same amount. Simultaneously, the Company recorded goodwill of $920,000 to represent the value of the minority interests redeemed. Also for the nine months ended September 30, 2006, the Company recorded a mark-to-market charge of $26,000.
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

	Nine months Ended September 30,
	2006	2005
Risk free interest rate	5.03%	3.72%
Expected life (years)	5	5
Volatility	38.39	41.62
Expected annual dividend yield	—	—
     The following table represents stock options activity for the nine month period ended September 30, 2006:

		Weighted average
		exercise
	Number of Shares	price
Options outstanding at December 31, 2005	13,500	$14.45
Options granted	15,500	19.75
Options exercised	(8,000)	16.88
Options forfeited or expired	—	—
Options outstanding at September 30, 2006	21,000	17.44
Options exercisable at September 30, 2006	21,000	17.44
     The Company has recorded $134,000 in compensation expense related to stock option grants in the nine month period ended September 30, 2006. The proforma expense for the same period in 2005 was $45,000. No compensation expense related to stock option grants was recorded in the three month period ended September 30, 2006. There was no proforma expense for the same period in 2005.
     Restricted Stock
     During 2005, 24,500 shares of restricted stock were issued to our independent directors under the 2005 Director Compensation Plan. One third of these shares vested immediately, and the remaining will vest over a two year period. On January 3, 2006, the Company granted 76,114 shares of restricted stock to certain members of management. These shares were granted pursuant to the 2005 Long-Term Incentive Plan. These shares vest over a five year period. During the three month period ended September 30, 2006, the Company has recorded $113,000 in compensation expense related to restricted stock grants. There were no awards or forfeitures of restricted stock in the three month period ended September 30, 2006.
     As of January 1, 2006, there were 16,333 shares of restricted stock outstanding at an average market value at the date of award of $14.44. During the nine months ended September 30, 2006, the Company granted 89,614 shares of restricted stock at the fair value of $18.14. During the nine months ended September 30, 2006, 8,167 shares of restricted stock vested and 8,731 shares were forfeited.
     The Company has recorded $336,000 in compensation expense related to restricted stock grants in the nine month period ended September 30, 2006.
     The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There are 250,000 shares reserved for the plan. The Company issued 4,511 shares of common stock under the plan at a per share price of $18.92 during the three months ended September 30, 2006, At September 30, 2006 there were 245,489 shares available for future issuance.
   Earnings Per Share
     Basic per share information is computed by dividing the item by the weighted-average number of shares outstanding during the period. Diluted per share information is computed by dividing the item by the weighted-average number of shares outstanding plus dilutive potential shares.
     The following table sets forth shares used in the computation of basic and diluted per share information for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average number of shares outstanding for basic per share calculation	17,557,576	16,591,870	16,895,929	13,976,659
Effect of dilutive potential shares:
Options	2,828	1,818	1,741	714
Restricted stock	14,137	1,086	10,117	566
KEEP Units	—	—	—	72,001

Adjusted weighted average shares for diluted per share calculation	17,574,541	16,594,774	16,907,787	14,049,940

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

   2006 Acquisitions
     During the nine month period ended September 30, 2006, the Company acquired the existing operations of four entities and the minority interest in one of its joint ventures for $4,950,000 in cash and $238,000 in acquisition costs. Goodwill of $3.9 million was assigned to the home based services segment.
     During the three month period ended September 30, 2006, the Company acquired the assets of Lifeline Home Health Care, a privately-held company based in Somerset, Kentucky, for $14.7 million in cash and approximately $737,000 in acquisition costs. Goodwill of $9.1 million and other intangibles of $6.2 million were assigned to the home based services segment.
     In conjunction with certain minority interest holders redeeming their interests in St. Landry, $920,000 of goodwill, which is deductible for income tax purposes, was recognized in the facility based services segment.
   2006 Divestitures
     The Company sold one of its long-term acute care hospitals during the nine month period ended September 30, 2006 for $1.2 million. The Company recognized a gain of $958,000 on the sale of this hospital. In conjunction with this transaction, the Company allocated and retired $155,000 of goodwill related to this hospital. The Company sold a clinic in the nine months ended September 30, 2006 for promissory notes totaling $946,000 and recognized a loss on the sale of $28,000. Goodwill of $891,000 was retired in conjunction with the sale of the clinic. Additionally, the Company closed one location of another clinic and terminated virtually all of its private duty business during the nine month period ended September 30, 2006. Finally, the Company sold one of its home health agencies during the nine month period ended September 30, 2006 for $250,000 and retired goodwill of $50,000. The Company recognized a gain of $98,000 on the sale of this agency. The Company has identified one long-term acute care hospital as held for sale as of September 30, 2006. Goodwill of $402,000 and other assets related to this hospital are classified as assets held for sale on the balance sheet.
     The following table summarizes the operating results of these divestitures which have been presented as loss from discontinued operations in the accompanying consolidated statements of income:

	Three Months		Nine months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net service revenue	$1,736	$2,655	$6,078	$7,224
Costs, expenses and minority interest and cooperative endeavor allocations	1,575	3,518	6,497	9,906

Gain (Loss) from discontinued operations before income taxes	161	(863)	(419)	(2,682)
Income taxes (benefit)	59	(328)	(147)	(1,020)

Gain (Loss) from discontinued operations	$102	$(535)	$(272)	$(1,662)

     The changes in recorded goodwill by segment for the three month period ended September 30, 2006 were as follows:

Nine months
Ended
September 30,
2006
(in thousands)
Home-based services segment:
Balance at December 31, 2005	$21,692
Goodwill acquired during the period from acquisitions	12,521
Goodwill retired during the period	(50)
Goodwill acquired during the period from purchase of minority interest	495

Balance at September 30, 2006	$34,658

Nine months
Ended
September 30,
2006
(in thousands)
Facility-based services segment:
Balance at December 31, 2005	$4,411
Goodwill retired during the period from sale of business	(1,046)
Goodwill classified as held for sale during the period	(403)
Goodwill acquired during the period from redemption of minority interest	920

Balance at September 30, 2006	$3,882

     The above transactions were considered to be immaterial individually and in the aggregate. Accordingly, no supplemental pro forma information is required.
4. Credit Arrangements
Long-Term Debt
     Long-term debt consisted of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Notes payable:
Due in monthly installments of $143,000 through July 2006 at 5.5%	$—	$842
Due in yearly installments of $50,000 through August 2010 at 6.5%	190	250
Due in monthly installments of $20,565 through October 2015 at LIBOR plus 225 basis points (7.55% at September 30, 2006)	2,904	2,929
Due in monthly installments of $48,500 through March 2006 at 5.7%	—	144
Due in monthly installments of $12,500 through November 2009 at 3.08%	423	515
Due in full February 1, 2008 at 7.25%	750	—

	4,267	4,680
Less current portion of long-term debt	426	1,406

	$3,841	$3,274

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
     In August 2005, the Company entered into a promissory note with the seller of A-1 Nursing Registry, Inc. (“A-1”) in conjunction with the purchase of the assets of A-1. The principal amount of the note is $250,000 and it bears interest at 6.5%.
     In July 2006, the Company entered into a promissory note with the seller of Lifeline in conjunction with the purchase of the assets of Lifeline. The principle of the note is $750,000 and it bears interest at Wall Street Journal prime rate minus 1.0%.
     Certain of the Company’s loan agreements contain certain restrictive covenants, including limitations on indebtedness and the maintenance of certain financial ratios. At September 30, 2006 and at December 31, 2005, the Company was in compliance with all covenants.
Other Credit Arrangements
     The Company maintains a revolving-debt arrangement. Under the terms of this arrangement, the Company may be advanced funds up to a defined limit of eligible accounts receivable not to exceed the borrowing limit. At September 30, 2006 and December 31, 2005, the borrowing limit was $22,500,000, and no amounts were outstanding. Interest accrues on any outstanding amounts at a varying rate and is based on the Wells Fargo Bank, N.A. prime rate plus 1.5% (9.75% at September 30, 2006). The annual facility fee is 0.5% of the total availability. The agreement expires on April 15, 2010.

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
6. Shareholders’ Equity
     The following table summarizes the activity in stockholders’ equity for the nine month period ended September 30, 2006 (amounts in thousands, except per share data):

	Common Stock				Additional
	Issued		Treasury		Paid-In	Retained
	Amount	Shares	Amount	Shares	Capital	Earnings	Total
Balances at December 31, 2005	$166	19,507,887	$(2,856)	2,950,059	$58,596	$22,538	$78,444
Net income	—	—	—	—	—	13,662	13,662
Sale of common stock	11	1,150,000	—	—	20,772	—	20,783
Compensation expense		8,167			395		395
Stock options issued					128		128
Stock options exercised		8,000			165		165
Issuance of stock under ESPP		4,511			100		100
Recording minority interest in joint venture at redemption value	—	—	—	—	—	942	942

Balances at September 30, 2006	$177	20,678,565	$(2,856)	2,950,059	$80,156	$37,142	$114,619

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

     In the third majority-owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), the put option allows the minority interest holders to convert their minority interests into shares of the Company based upon St. Landry’s EBITDA for the prior fiscal year in relation to the Company’s EBITDA over the same period. The put option became exercisable by the minority interest holders in St. Landry upon the completion of the IPO. However, due to applicable laws and regulations, the minority interest holders can not convert their minority interests in St. Landry unless certain conditions are met including, but not limited to, the Company having stockholders’ equity in excess of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years. If the St. Landry minority interest holders do not or are unable to convert their minority interests into shares of the Company, the minority interest holders shall have the option to redeem their minority interests at any time following 30 days after the IPO for cash consideration equal to the value of the shares the minority interest holders would have received if they had converted their minority interests into shares of the Company multiplied by the average closing price of the Company’s shares for the 30 days preceding the date of the minority interest holders’ exercise of the redemption option. As of December 31, 2005 and September 30, 2006, the company had exceeded $75 million in stockholders’ equity. As of September 30, 2006, approximately 65% of the doctors have converted their minority interests to cash.
     The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and Emerging Issues Task Force (EITF) Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allowed the minority interest holders in St. Landry to have their interests redeemed for cash upon the completion of the IPO and therefore the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at September 30, 2005. In September 2005, certain minority interest holders redeemed their interests in St. Landry. This resulted in a cash payment of approximately $214,000. In connection with the partial redemption of certain minority interests in September 2005, we decreased our minority interests by approximately $149,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $214,000 to represent the value of the minority interests redeemed. Also at the end of the third quarter of 2005, we recorded a mark-to-market charge of $404,000.
     In November 2005, the agreement was amended to allow minority interest holders to redeem their minority interests based on the St. Landry’s rolling twelve month EBITDA in relation to the Company’s EBITDA over the same period. At December 31, 2005, the Company recorded an additional mark-to-market benefit of $266,000 to mark the liability to redemption value at the end of the quarter.
     In connection with the partial redemption of certain minority interest in the nine months ended September 30, 2006, we decreased our minority interests by approximately $968,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $920,000 to represent the value of the minority interests redeemed. Also for the nine months ended September 30, 2006, we recorded a mark-to-market charge of $26,000.
Contingencies
     The terms of several joint venture operating agreements grant a buy/sell option that would require the Company to either purchase or sell the existing membership interest in the joint venture within 30 days of the receipt of the notice to exercise the provision. Either the Company or its joint venture partner has the right to exercise the buy/sell option. The party receiving the exercise notice has the right to either purchase the interests held by the other party or sell its interests to the other party. The purchase price formula for the interests is set forth in the joint venture agreement and is typically based on a multiple of the earnings before income taxes, depreciation and amortization of the joint venture. Total revenue earned by the Company from joint ventures subject to these arrangements was $3.4 million and $3.6 million for the three months ended September 30, 2006 and 2005, respectively and $10.6 million and $10.3 million for the nine months ended September 30, 2006 and 2005, respectively. The Company has not received notice from any joint venture partners of their intent to exercise the buy/sell option nor has the Company notified any joint venture partners of any intent to exercise the buy/sell option.

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
     These new rules also reclassified certain long-term acute care hospital diagnosis related groups, which could result in a decrease in reimbursement rates. Further, the new rules kept in place the financial penalties associated with the failure to limit to 5% the total number of Medicare patients discharged to the host hospital and subsequently readmitted to a long-term acute care hospital located within the host hospital.
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
7. Segment Information
     The Company’s segments consist of (a) home-based services and (b) facility-based services. Home-based services include home nursing services and hospice services. Facility-based services include long-term acute care services and outpatient rehabilitation services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended September 30, 2006
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$45,348	$12,729	$58,077
Cost of service revenue	21,773	8,294	30,067
General and administrative expenses	15,104	3,713	18,817
Operating income	8,471	722	9,193
Interest expense	53	30	83
Non-operating income, including gain on sale of assets	(251)	(113)	(364)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	8,669	805	9,474
Minority interest and cooperative endeavor allocations	916	446	1,362
Income from continuing operations before income taxes	7,753	359	8,112
Total assets	$113,529	$37,220	$150,749

	Three Months Ended September 30, 2005
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$26,434	$12,177	$38,611
Cost of service revenue	12,349	7,884	20,233
General and administrative expenses	8,851	2,941	11,792
Operating income	5,234	1,352	6,586
Interest expense	85	48	133
Non-operating income, including gain on sale of assets	22	153	175
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	5,127	1,151	6,278
Minority interest and cooperative endeavor allocations	537	387	924
Income from continuing operations before income taxes	4,590	764	5,354
Total assets	$54,468	$47,189	$101,657

	Nine months Ended September 30, 2006
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$114,601	$39,512	$154,113
Cost of service revenue	55,553	24,590	80,143
General and administrative expenses	39,249	11,247	50,496
Operating income	19,799	3,675	23,474
Interest expense	149	81	230
Non-operating income, including gain on sale of assets	(440)	(205)	(645)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	20,090	3,799	23,889
Minority interest and cooperative endeavor allocations	2,153	1,307	3,460
Income from continuing operations before income taxes	17,937	2,492	20,429
Total assets	$113,529	$37,220	$150,749

	Nine months Ended September 30, 2005
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$75,984	$34,053	$110,037
Cost of service revenue	35,617	20,899	56,516
General and administrative expenses	23,750	8,457	32,207
Equity-based compensation expense	2,699	1,157	3,856
Operating income	13,918	3,540	17,458
Interest expense	588	303	891
Non-operating gain, including gain on sale of assets	(9)	(380)	(389)

	Nine months Ended September 30, 2005
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	13,339	3,617	16,956
Minority interest and cooperative endeavor allocations	2,593	963	3,556
Income from continuing operations before income taxes	10,746	2,654	13,400
Total assets	$54,468	$47,189	$101,657

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:
•	our expectations regarding financial condition or results of operations for periods after September 30, 2006;

•	our future sources of and needs for liquidity and capital resources;

•	our expectations regarding the size and growth of the market for our services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation;

•	the reimbursement levels of third-party payors;

•	possible changes in legislation and/or government regulations that would affect our business;

•	the impact of interest rates on our business; and

•	our discussion of our critical accounting policies.
     The forward-looking statements contained in this report reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A “Risk Factors,” included in this report and in other of our filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2005. This report should be read in conjunction with that annual report on Form 10-K, and all our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, made with the SEC through the date of this report.

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
Overview
     We provide post-acute healthcare services primarily to Medicare beneficiaries in rural markets in the southern United States. We provide these post-acute healthcare services through our home nursing agencies, hospices, long-term acute care hospitals and outpatient rehabilitation clinics. Since our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana, we have grown to 128 locations in Louisiana, Alabama, Arkansas, Mississippi, Texas, West Virginia, Kentucky, and Florida as of September 30, 2006.
Segments
     We operate in two segments for financial reporting purposes: home-based services and facility-based services. We derived 78.1% and 68.5% of our net service revenue during the three months ended September 30, 2006 and 2005, respectively, and 74.4% and 69.1% of our net service revenue during the nine months ended September 30, 2006 and 2005, respectively, from our home-based services segment and derived the balance of our net service revenue from our facility-based services segment.
     Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, physical, occupational, and speech therapy, medically-oriented social services, and hospice care. As of September 30, 2006, we owned and operated 98 Medicare-certified home nursing locations and five Medicare-certified hospices. Of these 103 home-based services locations, 58 are wholly-owned by us and 45 are majority-owned or controlled by us through joint ventures. We also manage the operations of 10 home nursing agencies and one hospice in which we have no ownership interest. We intend to increase the number of home nursing agencies that we operate through continued acquisition and development, primarily in underserved rural markets, as we implement our growth strategy. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will increase.
     We provide facility-based services principally through our long-term acute care hospitals and outpatient rehabilitation clinics. As of September 30, 2006, we owned and operated four long-term acute care hospitals with seven locations, six of these located within host hospitals. We also owned and operated one critical access hospital, two outpatient rehabilitation clinics and provided contract rehabilitation services to third parties. Of these 10 facility-based services locations, three are wholly-owned by us and seven are majority-owned or controlled by us through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Because of the recent changes in the regulations applicable to long-term acute care hospitals operated as hospitals within hospitals, we do not intend to expand the number of hospital within a hospital long-term acute care hospitals that we operate. Due to our emphasis on expansion through the acquisition and development of home nursing agencies, we anticipate that the percentage of our net service revenue and operating income derived from our facility-based segment will decline.
Recent Developments
Medicare

     Home-Based Services. The current base payment rate for Medicare home nursing is $2,264. Since the inception of the prospective payment system in October 2000, the base episode rate payment has varied due to both the impact of annual market basket based increases and Medicare-related legislation.
     Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. The Centers for Medicare and Medicaid Services, or (“CMS”), establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.
     On November 1, 2006, the Centers for Medicare and Medicaid Services (CMS) released the final rule updating the home health perspective payment systems for calendar year 2007. The rule finalizes the market basket increase of 3.3%, a 0.2% increase over the proposed rule. This equates to a 3.1% update for urban HHAs and a 3.6% update for rural HHAs after accounting for changes in the wage index. The update increases the national 60-day episode payment rate for urban home health agencies from the current level of $2,264.38 to $2,339.00. Under the final rule, HHAs will get the full home health market basket as long as they submit required quality data using the Outcome and Assessment Information Set (OASIS). With some limited exceptions, if an HHA does not provide this data, then its home health market basket update of 3.3% will be reduced by two percentage points. The final rule discontinues the temporary 5% add-on payment for rural HHAs in 2007, except for episodes that begin before January 1, 2007. The final rule does not modify the current case-mix methodology for 2007
     In August 2006, CMS announced the payment rates for hospice care furnished from October 1, 2006 through September 30, 2007. These rates are 3.4% higher more than the rates for the previous year. In addition, CMS announced that the hospice cap amount for the year ending October 31, 2006 is $20,585.
     Facility-Based Services. Under the long-term acute care hospital prospective payment system implemented on October 1, 2002, each patient discharged from our long-term acute care hospitals is assigned a long-term care diagnosis-related group. CMS establishes these long-term care diagnosis-related groups by categorizing diseases by diagnosis, reflecting the amount of resources needed to treat a given disease. For each patient, we are paid a pre-determined fixed amount applicable to the particular long-term care diagnosis-related group to which that patient is assigned. Effective for discharges on or after October 1, 2005, CMS has published the new relative weights applicable to the long-term care diagnosis-related group system. The updated regulations provide for a 3.4% increase in the standard federal rate, a budget neutrality factor of 0, which became effective July 1, 2005, and a decrease in the high cost outlier fixed loss threshold to $10,501. In addition, on May 6, 2005 CMS published a final rule increasing the Medicare payment rates for long-term acute care hospitals by 3.4% for patient discharges taking place on or after July 1, 2005 through September 30, 2006.
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
     On May 2, 2006, CMS issued a rule under the long-term care hospital prospective payment system for the 2007 rate year starting July 1, 2006. The rule provides for no increase in the Medicare payment rates to long-term acute care hospitals for discharges taking place on or after July 1, 2006 through September 30, 2007. Therefore, CMS has ruled that the long-term care hospital prospective payment system federal rate will remain at $38,086.04 for the 2007 rate year. In addition, CMS adopted the Rehabilitation, Psychiatric and Long-Term Care market basket to replace the excluded hospital with capital market basket that is currently used as the measure of inflation for calculating the annual update to the long-term care hospital prospective payment system federal rate. The rule also revised the payment adjustment formula for short-stay outlier cases, which overall comprise 37% of long-term care hospital prospective payment system discharges. These are cases where a patient is discharged early and the hospital’s costs are significantly below average. The rule made a number of other regulatory changes aimed at curbing the long-term care hospital Medicare margin growth that has occurred since implementation of the prospective payment system in 2002 (growth CMS says will reach 7.8% in 2006). CMS also contends that long-term care hospital Medicare margins increased from 7.8% in fiscal year 2003 to 12.7% in fiscal year 2004. The high cost outlier will increase for the rate year 2007 to $14,887.
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
Components of Expenses
Cost of Service Revenue
     Our cost of service revenue consists primarily of the following expenses incurred by our clinical and clerical personnel in our agencies and facilities:
•	salaries and related benefits;

•	transportation, primarily mileage reimbursement; and

•	supplies and services, including payments to contract therapists.
General and Administrative Expenses
     Our general and administrative expenses consist primarily of the following expenses incurred by our home office and administrative field personnel:
•	Home office
•	salaries and related benefits;

•	insurance;

•	costs associated with advertising and other marketing activities; and

•	rent and utilities;
•	Supplies and services
•	accounting, legal and other professional services; and

•	office supplies;
•	Depreciation; and

•	Provision for bad debts.
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
Results of Operations
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Net Service Revenue
     Net service revenue for the three months ended September 30, 2006 was $58.1 million, an increase of $19.5 million, or 50.4%, from $38.6 million in 2005. For the three months ended September 30, 2006 and 2005, 80.9% and 85.1%, respectively, of our net service revenue was derived from Medicare.
Home-Based Services.
     Net service revenue for the three months ended September 30, 2006 was $45.3 million, an increase of 71.6%, from $26.4 million for the three months ended September 30, 2005. Organic growth in this service sector was approximately $10.5 million, or 43.3%. Total admissions were 7,377 during the period, versus 4,220 for the same period in 2005, a 74.8% increase. Organic growth in admissions was 26.2%. The Company also monitors patient census as a key performance indicator within its home based services. LHC Group’s average home based patient census for the three months ended September 30, 2006 was 13,524 patients, an increase of 81.0% as compared to 7,471 patients for the three months ended September 30, 2005. Organic growth in home-based patient census was 26.0%. Organic growth includes growth on “same store” locations (owned for greater than 12 months), and growth from “de novo” locations. Growth from acquired locations owned less than 13 months is not included.

	2005	2006	%	2005	2006	%	2005	2006	%
	Revenue	Revenue	Growth	Admissions	Admissions	Growth	Census	Census	Growth
Organic	$24,340	$34,868	43.3%	3,805	4,803	26.2%	6,985	8,801	26.0%

Acquired	$2,093	$10,480	400.7%	415	2,574	520.2%	486	4,723	871.8%

Total	$26,433	$45,348	71.6%	4,220	7,377	74.8%	7,471	13,524	81.0%
Facility-Based Services.
     Net service revenue for the three months ended September 30, 2006 was $12.7 million, an increase of $0.5 million, or 4.5%, from $12.2 million for the three months ended September 30, 2005. Organic growth in this service sector made up the entire growth during the period. The increase in net service revenue resulted in part due to an increase in patient days of 2.1% to 11,674 in the three months ended September 30, 2006 from 11,437 in the three months ended September 30, 2005. Outpatient visits decreased to 4,287 at September 30, 2006, a 56.1% decrease as compared to 9,768 for the three months ended September 30, 2005 due to the sale of one of our clinics and the closing of one location of another clinic.

				2005	2006
	2005	2006	%	Patient	Patient	%	2005	2006	%
	Revenue	Revenue	Growth	Days	Days	Growth	Discharges	Discharges	Growth
Organic	$12,177	$12,729	4.5%	11,437	11,674	2.1%	402	441	9.7%

Acquired	—	—	0.0%	—	—	0.0%	—	—	0.0%

Total	$12,177	$12,729	4.5%	11,437	11,674	2.1%	402	441	6.2%

Cost of Service Revenue
     Cost of service revenue for the three months ended September 30, 2006 was $30.1 million, an increase of $9.9 million, or 48.6%, from $20.2 million for the three months ended September 30, 2005. Cost of service revenue represented approximately 51.8% and 52.4% of our net service revenue for the three months ended September 30, 2006 and 2005, respectively.
     Home-Based Services. Cost of service revenue for the three months ended September 30, 2006 was $21.8 million, an increase of $9.5 million, or 76.3%, from $12.3 million for the three months ended September 30, 2005. Approximately $7.5 million of this increase resulted from an increase in salaries and benefits. Approximately $7.1 million of the increase in salaries and benefits expense was due to acquisitions. The remaining increase in salaries and benefits expense of approximately $0.4 million was primarily attributable to internal growth. The remaining increase in cost of service revenue was attributable to increases in supplies and services expense and transportation expense of $1.4 million and $500,000, respectively. Approximately $900,000 of the increase in supplies and services expense was due to acquisitions while the entire increase in transportation was due to acquisitions.
     Facility-Based Services. Cost of service revenue for the three months ended September 30, 2006 was $8.3 million, an increase of $0.4 million or 5.2%, from $7.9 million for the three months ended September 30, 2005. The entire increase resulted from an increase in salaries and benefits from internal growth.
General and Administrative Expenses
     General and administrative expenses for the three months ended September 30, 2006 was $18.8 million, an increase of $7.0 million, or 59.6%, from $11.8 million for the three months ended September 30, 2005. Approximately $4.7 million was incurred as a result of acquisition or development activity. Public company costs of SEC filings and Sarbanes-Oxley compliance totaled $0.5 million during the period. The remaining $1.8 million is due to internal growth. General and administrative expenses represented approximately 32.4% and 30.5% of our net service revenue for the three months ended September 30, 2006 and 2005, respectively.
     Home-Based Services. General and administrative expenses for the three months ended September 30, 2006 was $15.1 million, an increase of $6.2 million, or 70.6%, from $8.9 million for the three months ended September 30, 2005. Approximately $1.5 million of this increase resulted from internal growth and $4.7 million was incurred as a result of acquisition or development activity.
     Facility-Based Services. General and administrative expenses for the three months ended September 30, 2006 were $3.7 million, an increase of $0.6 million, or 26.2%, from $2.9 million for the same period in 2005. The entire growth was attributable to internal growth.
Income Tax Expense
     The effective tax rates for the three months ended September 30, 2006 and 2005 were 36.3% and 38.6%, respectively. The effective tax rate decrease in the three months ended September 30, 2006 is primarily due to the Company recording tax credits of $235,000 related to the Gulf Opportunity Zone Act of 2005.
Minority Interest and Cooperative Endeavor Allocations
     The minority interest and cooperative endeavor allocations expense for the three months ended September 30, 2006 was $1.4 million, compared to $0.9 million for the same period in 2005.

Discontinued Operations
     Revenue from discontinued operations for the three months ended September 30, 2006 and 2005 was $1.7 million and $2.7 million, respectively. Costs, expenses, and minority interest and cooperative endeavor allocations were $1.6 million and $3.5 million, respectively, for the three months ended September 30, 2006 and 2005. For the three months ended September 30, 2006, income from discontinued operations was $102,000, as compared to a loss from discontinued operations of $535,000 for the same period in 2005.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Net Service Revenue
     Net service revenue for the nine months ended September 30, 2006 was $154.1 million, an increase of $44.1 million, or 40.1%, from $110.0 million in 2005. For the nine months ended September 30, 2006 and 2005, 82.9% and 85.2% respectively, of our net service revenue was derived from Medicare.
Home-Based Services.
     Net service revenue for the nine months ended September 30, 2006 was $114.6 million, an increase of 50.8%, from $76.0 million for the nine months ended September 30, 2005. Organic growth in this service sector was approximately $24.1 million, or 33.5%. Total admissions were 18,799 during the period, versus 12,377 for the same period in 2005, a 51.9% increase. Organic growth in admissions was 18.5%. LHC Group’s average home based patient census for the nine months ended September 30, 2006 was 13,306 patients, an increase of 83.1% as compared to 7,267 patients for the nine months ended September 30, 2005. Organic growth in home-based patient census was 26.5%.

	2005	2006	%	2005	2006	%	2005	2006	%
	Revenue	Revenue	Growth	Admissions	Admissions	Growth	Census	Census	Growth
Organic	$71,860	$95,932	33.5%	11,368	13,468	18.5%	6,846	8,660	24.7%

Acquired	$4,124	$18,669	352.8%	1,009	5,331	428.3%	421	4,646	1,041.5%

Total	$75,984	$114,601	50.8%	12,377	18,799	51.9%	7,267	13,306	81.1%
Facility-Based Services.
     Net service revenue for the nine months ended September 30, 2006 was $39.5 million, an increase of $5.4 million, or 16.0%, from $34.1 million for the nine months ended September 30, 2005. Organic growth in this service sector was approximately $5.5 million which made up the entire growth during the period. The increase in net service revenue resulted in part due to an increase in patient days of 6.7% to 34,483 in the nine months ended September 30, 2006 from 32,332 in the nine months ended September 30, 2005. Outpatient visits decreased to 18,219 at September 30, 2006, a 44.6% decrease as compared to 32,892 for the nine months ended September 30, 2005 due to the sale of one of our clinics and the closing of one location of another clinic.

				2005	2006
	2005	2006	%	Patient	Patient	%	2005	2006	%
	Revenue	Revenue	Growth	Days	Days	Growth	Discharges	Discharges	Growth
Organic	$34,053	$39,512	16.0%	32,332	34,483	6.7%	1,164	1,324	13.7%

Acquired	—	—	0.0%	—	—	0.0%	—	—	0.0%

Total	$34,053	$39,512	16.0%	32,332	34,483	6.7%	1,164	1,324	6.2%

Cost of Service Revenue
     Cost of service revenue for the nine months ended September 30, 2006 was $80.1 million, an increase of $23.6 million, or 41.8%, from $56.5 million for the nine months ended September 30, 2005. Cost of service revenue represented approximately 52.0% and 51.4% of our net service revenue for the nine months ended September 30, 2006 and 2005, respectively.
     Home-Based Services. Cost of service revenue for the nine months ended September 30, 2006 was $55.6 million, an increase of $20.0 million, or 56.0%, from $35.6 million for the nine months ended September 30, 2005. Approximately $13.7 million of this increase resulted from an increase in salaries and benefits due to acquisition or development activity. The increase in salaries and benefits expense due to internal growth accounted for approximately $2.1 million of the increase in this category. Supplies and services expense and transportation expense contributed approximately $2.8 million and $1.3 million, respectively, to the increase in cost of service revenue. Acquisition or development activity accounted for $2.0 of the supplies and service expense increase and the entire increase in transportation.
     Facility-Based Services. Cost of service revenue for the nine months ended September 30, 2006 was $24.6 million, an increase of $3.7 million, or 17.7%, from $20.9 million for the nine months ended September 30, 2005. Approximately $3.1 million of this increase resulted from an increase in salaries and benefits related to internal growth. Supplies and services expense contributed approximately $600,000 of the increase in cost of service revenue. Transportation expense increased approximately $100,000 over this same period.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2006 were $50.5 million, an increase of $18.3 million, or 56.8%, from $32.2 million for the nine months ended September 30, 2005. Approximately $10.4 million of this increase was attributable to acquisition or internal development activity. Public company costs of SEC filings and Sarbanes-Oxley compliance totaled $1.3 million during the period. The remaining $6.6 million increase was attributable to the Company’s growth.
     Home-Based Services. General and administrative expenses for the nine months ended September 30, 2006 were $39.2 million, an increase of $15.4 million, or 65.3%, from $23.8 million for the nine months ended September 30, 2005. Approximately $10.4 million of this increase was attributable to acquisition or internal development activity. Internal growth accounted for approximately $5.0 million.
     Facility-Based Services. General and administrative expenses for the nine months ended September 30, 2006 were $11.2 million, an increase of $2.7 million, or 33.0%, from $8.5 million for the nine months ended September 30, 2005. The entire increase is due to internal growth.
Equity-Based Compensation Expense
     There was no equity-based compensation expense for the nine months ended September 30, 2006, which was a decrease of $3.9 million from the same period in 2005. Equity-based compensation expense related to the KEEP Units was zero in the nine months ended September 30, 2006 due to the conversion of all of the KEEP units to common stock in connection with the initial public offering in the second quarter of 2005.
Income Tax Expense
     The effective tax rates for the nine months ended September 30, 2006 and 2005 were 35.1% and 35.3%, respectively.

Minority Interest and Cooperative Endeavor Allocations
     The minority interest and cooperative endeavor allocations expense for the nine months ended September 30, 2006 was $3.5 million, a decrease of approximately $100,000, compared to $3.6 million for the nine months ended September 30, 2005. The decrease was attributable to the conversion of certain minority interests after the initial public offering.
Discontinued Operations
     The Company sold one of its long-term acute care hospitals during the nine month period ended September 30, 2006 for $1.2 million. The Company recognized a gain of $958,000 on the sale of this hospital. The Company also sold a clinic in the nine months ended September 30, 2006 for promissory notes totaling $946,000 and recognized a loss on the sale of $28,000. The Company also closed one other location of another clinic. Additionally, the Company closed virtually all of its private duty business during the nine month period ended September 30, 2006. Finally, the Company also sold one of its home health agencies during the nine month period ended September 30, 2006 for $250,000. The Company recognized a gain of $98,000 on the sale of this agency. The results of these operations are reported as discontinued operations in the accompanying consolidated statement of income.
     Revenue from discontinued operations for the nine months ended September 30, 2006 and 2005 was $6.1 million and $7.2 million, respectively. Costs, expenses, and minority interest and cooperative endeavor allocations were $6.5 million and $9.9 million respectively, for the nine months ended September 30, 2006 and 2005. Losses from discontinued operations were $272,000 and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively.
Liquidity and Capital Resources
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

     Operating activities during the nine months ended September 30, 2006 provided $19.4 million in cash and $0.4 million in cash for the nine months ended September 30, 2005. Net income provided cash of $13.7 million. Non-cash items such as depreciation and amortization, provision for bad debts, equity-based compensation, compensation expense, minority interest in earnings of subsidiaries, deferred income taxes and gain on sale of assets totaled $7.5 million. Changes in operating assets and liabilities, excluding cash, offset these non-cash charges totaled $(1.7) million.
     Days sales outstanding, or DSO, for the three months ended September 30, 2006 was 72 days compared to 79 days for the same three-month period in 2005. DSO, when adjusted for acquisitions and unbilled accounts receivables, was 66 days. The adjustment takes into account $4.4 million of unbilled receivables that the Company is delayed in billing at this time due to the lag time in receiving the change of ownership recognition after acquiring companies. There were no such adjustments for the comparable period in 2005.
     Investing activities used $22.3 million and $2.9 million in cash for the nine months ended September 30, 2006 and 2005, respectively. In the nine months ended September 30, 2006, cash used by investing activities included $21.1 million primarily for acquisitions and by cash used of $2.7 million for the purchases of property and equipment, offset by cash provided of $1.4 million from the sale of entities.
     Financing activities provided $16.1 million in the nine months ended September 30, 2006 and provided $22.3 million in the nine months ended September 30, 2005. Cash provided in financing activities in the nine months ended September 30, 2006 included $21.0 million from the issuance of common stock, offset primarily by minority interest distributions of $3.4 million and principal payments on debt of $1.2 million.
     As of September 30, 2006, we had working capital of $63.4 million compared to $49.2 million at December 31, 2005, an increase of $14.2 million.
Offering Proceed
     The Company completed its initial public offering on June 14, 2005. The net offering proceeds received by us, after deducting the total expenses of $7,393,000 (including $3,430,000 in underwriting discounts and commissions), were approximately $41,607,000. As of September 30, 2006, $21.9 million of the net offering proceeds have been used to repay the following indebtedness: (1) $21.1 million on the credit facility, bearing interest at prime plus 1.5% and due April 10, 2010, with Residential Funding Corporation; (2) $643,000 of outstanding obligations under our loan agreement, bearing interest at 12.0% and due July 1, 2006, with The Catalyst Fund, Ltd. and Southwest/Catalyst Capital, Ltd.; and (3) approximately $178,000 of outstanding indebtedness assumed by us in connection with acquisitions completed by us in 2004. Additionally, $3.3 million has been used to pay minority interest holders for their interests and $14.0 million has been used to fund acquisitions since the initial public offering.
     During the three months ended September 30, 2006, the Company closed its follow on public offering of 4,000,000 shares of common stock at a price of $19.25 per share. Of the 4,000,000 shares of common stock offered, 1,000,000 shares were offered by the Company, with the remaining 3,000,000 shares of common stock sold by the selling stockholders identified in the prospectus supplement. The underwriters exercised an over-allotment of an additional 600,000 shares, 150,000 of which were sold by the Company. The additional net cash provided to the Company from this offering after deducting expenses and underwriting discounts and commissions amounted to approximately $21 million.
     During the three months ended September 30, 2006, the Company used approximately $14.7 million of the proceeds from its follow on public offering in order to acquire the Kentucky-based assets of Lifeline Home Health Care, a privately-held company based in Somerset, Kentucky.
Indebtedness

     Our total long-term indebtedness was $4.7 million at September 30, 2006 and $5.4 million at December 31, 2005, respectively, including the current portions of $720,000 and $1.8 million, respectively. In April 2005, we entered into an amended and restated senior secured credit facility with Residential Funding Corporation due April 15, 2010. We, together with certain of our subsidiaries, are borrowers under the credit facility. Our obligations and the obligations of our subsidiary borrowers under our credit facility agreement are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries and affiliates) and the assets of those subsidiaries and affiliates.
     Our credit facility makes available to us up to $22.5 million in revolving loans. The total availability may be increased up to a maximum of $25.0 million, subject to certain terms and conditions. Total availability under our credit facility may be limited from time to time based on the value of our receivables. This facility was paid in full as of the quarter ended September 30, 2005. As of September 30, 2006 and December 31, 2005, we had no outstanding balance under our credit facility.
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
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship we had with the operating entity:

	Three Months		Nine months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Wholly-owned subsidiaries	40.4%	35.4%	37.6%	31.2%
Equity joint ventures	45.1	49.8	47.7	52.7
Cooperative endeavors	1.3	1.4	1.5	2.2
License leasing arrangements	10.6	10.9	11.1	11.0
Management services	2.6	2.5	2.1	2.9

	100.0%	100.0%	100.0%	100.0%

     The following discussion sets forth our consolidation policy with respect to our equity joint ventures, cooperative endeavors, license leasing arrangements and management services agreements.
Equity Joint Ventures
     Our equity joint ventures are structured as limited liability companies in which we typically own a majority equity interest ranging from 51.0% to 98.0%. Each member of all but one of our equity joint ventures participates in profits and losses in proportion to their equity interests. We have one equity joint venture partner whose participation in losses is limited. We consolidate these entities, as we absorb a majority of the entities’ expected losses, receive a majority of the entities’ expected residual returns and generally have voting control over these entities.
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
License Leasing Arrangements
     We lease, through our wholly-owned subsidiaries, home health licenses necessary to operate certain of our home nursing agencies. As with our wholly-owned subsidiaries, we own 100.0% of the equity interests of these entities and consolidate them based on such ownership, as well as our right to receive a majority of the entities’ expected residual returns and our obligation to absorb a majority of the entities’ expected losses.
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

Revenue Recognition
     We report net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients, and others for services rendered. Under Medicare, our home nursing patients are classified into a home health resource group prior to the receipt of services. Based on this home health resource group we are entitled to receive a prospective Medicare payment for delivering care over a 60-day period. Medicare adjusts these prospective payments based on a variety of factors, such as low utilization, patient transfers, changes in condition and the level of services provided. In calculating our reported net service revenue from our home nursing services, we adjust the prospective Medicare payments by an estimate of the adjustments. We calculate the adjustments based on a rolling average of these types of adjustments for claims paid during the preceding three months. Historically we have not made any material revisions to reflect differences between our estimate of the Medicare adjustments and the actual Medicare adjustments. For our home nursing services, we recognize revenue based on the number of days elapsed during the episode of care.
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
     At September 30 2006, our allowance for doubtful accounts, as a percentage of patient accounts receivable, was approximately 8.5%. For the nine months ended September 30, 2006, the provision for doubtful accounts decreased to 1.8% of net service revenue compared to 1.9% of net service revenue for the nine months ended September 30, 2005. Adverse changes in general economic conditions, billing operations, payor mix, or trends in federal or state governmental coverage could affect our collection of accounts receivable, cash flows and results of operations.
     The following table sets forth our aging of accounts receivable as of September 30, 2006:

Payor	0-30	31-60	61-90	91-120	121-150	150+	Total
	(in thousands)
Medicare	$17,582	$1,293	$1,047	$1,101	$1,240	$6,455	$28,718
Medicaid	1,970	955	532	423	529	2,601	7,010
Other	3,846	1,435	1,053	1,268	1,044	7,098	15,744

Total	$23,398	$3,683	$2,632	$2,792	$2,813	$16,154	$51,472
Intangible Assets
     Goodwill is the excess purchase price over the estimated fair market value of the net assets we have acquired in business combinations. Intangible assets are assets acquired in business combinations that are separable from goodwill including trade names, licenses, and non-compete agreements. On June 29, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill and intangible assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually or more frequently if impairment indicators arise, for impairment. Prior to the adoption of SFAS No. 142, goodwill had been amortized on a straight-line basis over 25 years through December 31, 2001. We adopted SFAS No. 142 effective January 1, 2002.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Except for an increase of cash from $17.4 million as of December 31, 2005, to cash of $30.6 million as of September 30, 2006, we have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2005.
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
     Although the Company’s remediation efforts are well underway with respect to the above referenced material weakness, the deficiency will not be considered remediated until the new internal controls over financial reporting implemented to remediate the material weakness are fully implemented and operational for a period of time and are successfully tested, and management concludes that these controls are operating effectively. As of September 30, 2006, the Company’s chief executive officer and chief financial officer concluded that because additional testing is required to determine if the material weakness described in the Company’s annual report on Form 10-K for the year ended December 31, 2005 has been fully remedied, the Company did not maintain effective disclosure controls and procedures as of the end of the period covered by this report.

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
ITEM 1A. RISK FACTORS.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2005. The risks described in our annual report on Form 10-K for the year ended December 31, 2005 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
     The risk factors titled “CMS has adopted regulations that could materially and adversely impact the revenue and net income of our long-term acute care hospitals”, “The loss of certain senior management could have a material adverse effect on our operations and financial performance” and “If we identify deficiencies in our internal control over financial reporting, our business and our stock price could be adversely effected” in our annual report on Form 10-K for the year ended December 31, 2005, are amended in their entirety by the following text.
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
     Of our 7 long-term acute care hospital locations, 5 are physically located in a non-MSA. Of these 5 locations, 2 are satellite locations of a parent hospital that is located in a MSA. Based on our discussions with CMS, we believe this satellite location will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations. For the nine months ended September 30, 2006, on an individual basis, none of our long-term acute care hospital locations admitted less than 50.0% of its patients from its host hospital, 6 of our long-term acute care hospital locations admitted between 50.0% and 75.0% of their patients from their host hospitals and none of our long-term acute care hospital locations admitted more than 75.0% of its patients from its host hospital. The Eunice long-term acute care hospital is not a “hospital within a hospital”. For the nine months ended September 30, 2006, 4 of our long-term acute care hospital locations admitted a higher percentage of their patients from their host hospitals than the percentage of Medicare discharges admitted from their host hospitals in the 2005 cost reporting year.
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
     The net offering proceeds received by us, after deducting the total expenses of $7,393,000, were approximately $41,607,000. As of September 30, 2006, approximately $21.9 million of the net offering proceeds have been used to repay the following indebtedness: (1) $21.1 million on our credit facility, bearing interest at prime plus 1.5% and due April 10, 2010, with Residential Funding Corporation; (2) $643,000 of outstanding obligations under our loan agreement, bearing interest at 12.0% and due July 1, 2006, with The Catalyst Fund, Ltd. and Southwest/Catalyst Capital, Ltd.; and (3) approximately $178,000 of outstanding indebtedness assumed by us in connection with acquisitions completed by us in 2004. Additionally, $3.3 million has been used to pay minority interest holders for their interests and $14.0 million has been used to fund acquisitions since the initial public offering. None of the offering proceeds were paid directly or indirectly to any of our officers, directors, or 10% stockholders. The balance of the net offering proceeds has been invested in short-term, investment- graded, interest-bearing securities.

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
Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.
Date November 14, 2006	/s/ Barry E. Stewart
Barry E. Stewart
Senior Vice President and Chief Financial Officer