Form 10-K
period 2006-12-31
LHC Group, Inc
filed 2007-03-16
CIK 1303313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-8082

LHC GROUP, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware	71-0918189
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
420 West Pinhook Rd, Suite A Lafayette, LA 70503
(Address of principal executive offices)

(337) 233-1307
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, par value $.001 per share	Nasdaq Global Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

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

Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $220,921,804 based on the closing sale price as reported on the Nasdaq Global Market. For purposes of this determination shares beneficially owned by officers, directors and ten percent shareholders have been excluded, which does not constitute a determination that such persons are affiliates.

There were 17,868,320 shares of common stock, $.01 par value, issued and outstanding as of March 8, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2006 are incorporated by reference in Part II of this Form 10-K. Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

LHC GROUP, INC.

This report contains “forward-looking statements.” Forward-looking statements relate to our expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by words like “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2006;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	the reimbursement levels of Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the outcomes of various routine and non-routine governmental reviews, audits, and investigations;

•	our expansion strategy and the successful integration of recent acquisitions;

•	the value of our propriety technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	the payment of dividends;

•	our compliance with environmental laws and regulations;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in or future interpretations of fraud, anti-kickback or other laws.

The forward-looking statements included in this report reflect our current views about future events. They are based on assumptions and are subject to known and unknown risks and uncertainties. Many factors could cause actual results or achievements to differ materially from future results or achievements that may be expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed on pages 27 to 37 of this report under the heading “Risk Factors.”

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

Before you invest in our common stock, you should understand that the occurrence of any of the events described in the Risk Factors section, located in Part I, Item 1A in this annual report on Form 10-K or incorporated by reference into this annual report on Form 10-K and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. If the events described in the Risk Factors or other unpredicted events occur, then the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Overview

We provide post-acute healthcare services primarily to Medicare beneficiaries in rural markets in the southern United States. We provide home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals and outpatient rehabilitation clinics. Through our wholly and majority-owned subsidiaries, equity joint ventures, and controlled affiliates, we currently operate in Louisiana, Mississippi, Arkansas, Alabama, Texas, Kentucky, Florida, Tennessee, Georgia, and West Virginia. As of December 31, 2006, we owned and operated 106 home nursing locations, six hospices, a diabetes self management company, and a home health pharmacy. We also managed four home nursing agencies and one hospice as of December 31, 2006 in which we have no ownership interest. With respect to our facility-based services operations, as of December 31, 2006, we also owned and operated four long-term acute care hospitals with a total of seven locations, an outpatient rehabilitation clinic, a critical access hospital, a pharmacy, a medical equipment company, a health club, and provided contract rehabilitation services to third parties.

We provide home-based post-acute healthcare services through our home nursing agencies and hospices. Our home nursing locations offer a wide range of services, including skilled nursing, nursing, physical, occupational, and speech therapy and medically-oriented social services. The nurses, home health aides and therapists in our home nursing agencies work closely with patients and their families to design and implement individualized treatment responsive to a physician-prescribed plan of care. Our hospices provide palliative care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors and volunteers. Of our 114 home-based services locations in which we maintain an ownership interest, 78 are wholly-owned by us and 36 are majority-owned or controlled by us through joint ventures. For the years ended December 31, 2006, 2005, and 2004, our home-based services provided $164.7 million, $105.6 million and $81.6 million, respectively, of our net service revenue.

We provide facility-based post-acute healthcare services through our long-term acute care hospitals, outpatient rehabilitation clinic, and critical access hospital. As of December 31, 2006, we owned and operated four long-term acute care hospitals with seven locations, with a total of 156 licensed beds. Our long-term acute care hospitals, of which six locations are within host hospitals, provide services primarily to patients who have transitioned out of a hospital intensive care unit with complex medical conditions that remain too severe for treatment in a non-acute setting. We provide outpatient rehabilitation services through physical therapists, occupational therapists and speech pathologists at our outpatient rehabilitation clinic in which we maintain an ownership interest. We also provide outpatient rehabilitation services on a contract basis. Our critical access hospital provides much needed access to healthcare in a rural community. In addition, we manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Of our 12 facility-based services locations in which we maintain an ownership interest, six are wholly-owned by us and six are majority-owned or controlled by us through joint ventures. For the years ended December 31, 2006, 2005 and 2004, our facility-based services provided $50.5 million, $47.1 million and $34.5 million, respectively, of our net service revenue.

Our founders began operations in September 1994 as St. Landry Home Health, Inc. in Palmetto, Louisiana. After several years of expansion, in June 2000, our founders reorganized their business and began operating as Louisiana Healthcare Group, Inc. In March 2001, Louisiana Healthcare Group, Inc. reorganized and became a wholly owned subsidiary of The Healthcare Group, Inc., also a Louisiana business corporation. Effective December 2002, The Healthcare Group, Inc. merged into LHC Group, LLC, a Louisiana limited liability company, with LHC Group, LLC being the surviving entity. In January 2005, LHC Group, LLC established a wholly owned Delaware subsidiary, LHC Group, Inc. Effective February 9, 2005, LHC Group, LLC merged into LHC Group, Inc. LHC Group, Inc. is a Delaware corporation; our principal executive offices are located at 420 West Pinhook Road, Suite A, Lafayette, Louisiana, 70503; and our telephone number is (337) 233-1307. Our website is www.lhcgroup.com.

Industry and Market Opportunity

According to the Medicare Payment Advisory Committee, or MedPAC, an independent federal body established in 1997 to advise Congress on issues affecting the Medicare program, approximately one-third of all general acute care hospital patients require additional care following their discharge from the hospital. Some of these patients receive less intensive care in settings such as skilled nursing facilities, outpatient rehabilitation clinics or the home, while others receive continuing care in more intensive care settings such as inpatient rehabilitation facilities or long-term acute care hospitals that are either freestanding or co-located within general acute care facilities. According to MedPAC estimates, Medicare spending totaled $17.1 billion in 2005 for the two primary post-acute sectors in which we operate: home nursing and long-term acute care hospitals.

MedPAC estimates Medicare spending on home nursing services totaled $12.6 billion in 2005. The Centers for Medicare & Medicaid, or CMS, estimates that there were approximately 8,802 Medicare-certified home nursing agencies in the United States in 2006, the majority of which are operated by small local or regional providers. CMS has estimated that approximately 32.0% of these agencies are hospital-based or not-for-profit, freestanding agencies, and MedPAC estimates that approximately 37.0% were located in rural markets in 2005. CMS predicts that Medicare spending on home nursing will increase at an average annual growth rate of 5.7% between 2006 and 2016. Growth is being driven by:

•	a U.S. population that is getting older and living longer;

•	patient preference for less restrictive care settings;

•	incentives for general acute care hospitals to discharge patients into less intensive treatment settings as quickly as medically appropriate; and

•	higher incidences of chronic conditions and disease.

Long-term acute care hospitals provide specialized medical and rehabilitative care to patients with complex medical conditions requiring higher intensity care and monitoring that cannot be provided effectively in other healthcare settings. These facilities typically serve as an intermediate step between the intensive care unit of a general acute care hospital and a less intensive treatment setting, such as a skilled nursing facility or the home. According to MedPAC estimates, Medicare spending for services provided by long-term acute care hospitals grew from $1.7 billion in 1997 to an estimated $4.5 billion in 2005.

According to the U.S. Census Bureau, rural areas have a higher percentage of residents over the age of 65, who account for 12.8% of the total population in rural markets compared to 12.3% in urban markets. Additionally, according to the American Public Health Association, or APHA, rural areas typically do not offer the range of post-acute healthcare services that are available in urban or suburban markets. As such, patients in rural markets face challenges in accessing healthcare in a convenient and appropriate setting. For example, APHA estimates that although 21.0% of Americans live in rural areas, only 9.0% of the nation’s physicians practice in rural areas. According to APHA, individuals in rural areas may also have difficulty reaching healthcare facilities due to greater travel time required or a lack of public transportation. The economic characteristics and population dispersion of rural markets also make these markets less attractive to health maintenance organizations and other managed care payors. Government studies cited by APHA have shown rural residents also tend to have more health complications than urban residents. Additionally, APHA has noted that residents in rural areas are less likely to use preventive screening services, and have a higher prevalence of disabilities, heart disease, cancer, diabetes, and other chronic conditions compared to urban residents. Therefore, we believe our post-acute service provides valuable alternatives to this underserved, rural patient population.

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

Expand into new rural markets.  We will continue expanding into new markets by developing new and acquiring existing Medicare-certified home nursing agencies in attractive markets. We currently plan to pursue expansion opportunities in 15 contiguous states, and we have identified over 700 potential non-profit hospital partners located in rural markets within these states.

Pursue strategic acquisitions.  We will continue to identify and evaluate opportunities for strategic acquisitions in new and existing markets that will enhance our market position, increase our referral base and expand the breadth of services we offer.

Services

We provide post-acute healthcare services primarily to Medicare beneficiaries in rural markets in the southern United States. Our services can be broadly classified into two principal categories: (1) home-based services offered through our home nursing agencies and hospices; and (2) facility-based services offered through our long-term acute care hospitals, outpatient rehabilitation clinic, and critical access hospital.

Home-Based Services

Home Nursing.  Our registered and licensed practical nurses provide a variety of medically necessary services to homebound patients who are suffering from acute or chronic illness, recovering from injury or surgery, or who otherwise require care or monitoring. These services include wound care and dressing changes, cardiac rehabilitation, infusion therapy, pain management, pharmaceutical administration, skilled observation and assessment, and patient education. We have also designed guidelines to treat chronic diseases and conditions including diabetes, hypertension, arthritis, Alzheimer’s disease, low vision, spinal stenosis, Parkinson’s disease, osteoporosis, complex wound care and chronic pain. Our home health aides provide assistance with daily activities such as housekeeping, meal preparation, medication management, bathing, and walking. Through our medical social workers we counsel patients and their families with regard to financial, personal, and social concerns that arise from a patient’s health-related problems. We also provide skilled nursing, ventilator and tracheotomy services, extended care specialties, medication administration and management, and patient and family assistance and education. We also provide management services to third party home nursing agencies, often as an interim solution until proper state and regulatory approvals for an acquisition can be obtained.

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

Facility-Based Services

Long-term Acute Care Hospitals.  Our long-term acute care hospitals treat patients with severe medical conditions who require high-level care along with frequent monitoring by physicians and other clinical personnel. Patients who receive our services in a long-term acute care hospital are too medically unstable to be treated in a non-acute setting. Examples of these medical conditions include respiratory failure, neuromuscular disorders, cardiac disorders, non-healing wounds, renal disorders, cancer, head and neck injuries, and mental disorders. These impairments often are associated with accidents, strokes, heart attacks and other serious medical conditions. We also treat patients diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. As part of our facility-based services, we operate an institutional pharmacy, which focuses on providing a full array of institutional pharmacy services to our long-term acute care hospitals and inpatient rehabilitation facility. We also own and operate one critical access hospital.

Rehabilitation Services.  We provide rehabilitation services in multiple settings, including both inpatient and outpatient settings. In our facilities and through our contractual relationships, we provide physical, occupational and speech rehabilitation services. We also provide certain specialized services such as hand therapy or sports performance enhancement that treat sports and work related injuries, musculoskeletal disorders, chronic or acute pain and orthopedic conditions. Our patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, strokes, heart attacks and other medical conditions. Our rehabilitation services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also design services to prevent short-term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our physical, occupational and respiratory therapists, and speech-language pathologists. We also provide management services to one inpatient rehabilitation facility and operate one health and wellness center located adjacent to one of our outpatient rehabilitation clinics.

Operations

Financial information relating to the home- and facility- based segments is found in the consolidated financial statements of the Company which are included in this report. All of our operations are based in the United States; therefore 100% of our revenues from external customers for the years ended December 31, 2006, 2005 and 2004 and 100% of our long-lived assets were attributed to the United States.

Home-Based Services

Each of our home nursing agencies is staffed with experienced clinical home health professionals who provide a wide range of patient care services. Our home nursing agencies are managed by a Director of Nursing or Branch Manager who is also a licensed registered nurse. Our Directors of Nursing and Branch Managers are overseen by Regional Managers who report to Area Managers. Our Area Managers report to our Chief Operating Officer. Our patient care operating model for our home nursing agencies is structured on a base model that requires a Medicare patient minimum census of 50 patients. At the base model level, one registered nurse is responsible for all aspects of the management of each patient’s plan of care. A home nursing agency based on this model is also staffed with an office manager, a field-registered nurse, a field-licensed professional nurse and a home health aide. All field staff are paid on a per visit basis. If needed, we contract with local community therapists as independent contractors to provide additional therapy services. As the size and patient census of a particular home nursing agency grows, these staffing patterns are increased appropriately.

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

Patient care is handled at the home nursing agency level. Functions that are centralized into the home office include payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management, pharmacy, and general clinical oversight accomplished by periodic on-site surveys. Each of our home nursing agencies is licensed and certified by the state and federal governments, and 34 of them also are accredited by the Joint Commission for Accreditation of Healthcare Organizations, or JCAHO. Those not yet accredited are working towards achieving this accreditation, which can take up to six months.

Facility-Based Services

Long-Term Acute Care Hospitals.  Each of our long-term acute care hospital locations is managed by a hospital administrator, while the clinical operations are directed by a Director of Nursing who is also a licensed registered nurse. The individual hospital administrators are responsible for managing the day-to-day operating activities of the hospital within appropriate budgetary constraints. Each hospital administrator reports to the Vice President of Facility-Based Services. Each Director of Nursing reports directly to his or her respective hospital administrator as well as indirectly to our Clinical Operations Officer responsible for the oversight of the quality of patient care services at the home office level. The medical management of each patient is overseen by a Medical Director who is responsible for ensuring the appropriateness of admissions, as well as leading weekly patient care conferences.

We follow a clinical approach under which each patient is discussed in weekly, multidisciplinary team meetings, at which patient progress is assessed, compared to goals, and future goals are set. Attendees at these meetings include a patient’s family and referring physician. We believe that this model results in higher quality care, predictable discharge patterns and the avoidance of unnecessary delays.

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

Rehabilitation Services.  Our rehabilitation services are overseen by an administrator, who is a licensed physical therapist. Each clinic also has an on-site therapist responsible for addressing staffing needs and concerns as well as managing the day-to-day operations of the outpatient rehabilitation clinic.

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

Joint Ventures

As of December 31, 2006, we have entered into 50 joint ventures with respect to the ownership and operation of 40 home nursing agency locations, three hospices, six long-term acute care hospital locations, and one home health pharmacy. Our joint ventures are structured either as equity joint ventures, cooperative endeavors or agency leasing arrangements, as permitted by applicable state laws and subject to business considerations. As of December 31, 2006, we had 40 equity joint ventures, two cooperative endeavors and eight agency leasing arrangements. Of these 50 joint ventures, 37 are with hospitals, four are with physicians, and nine are with other parties. With respect to our four joint ventures with physicians, three are for the ownership and operation of long-term acute care hospitals, and one is for the ownership of a home nursing agency.

Equity Joint Ventures

As of December 31, 2006, we have entered into 40 equity joint ventures for the ownership and operation of home nursing agencies, hospices, outpatient rehabilitation clinics and long-term acute care hospitals. Our equity joint ventures are structured as limited liability companies in which we own a majority equity interest and our partners own a minority equity interest ranging from 1.0% to 49.0%. At the time of formation, we and our partners each contribute capital to the equity joint venture in the form of cash or property. We believe that the amount contributed by each party to the equity joint venture represents their pro-rata portion of the fair market value of the equity joint venture. None of our partners are required to make or influence referrals to our equity joint ventures. In fact, each of our hospital joint venture partners must follow the same Medicare discharge planning regulations as they would if they owned 100.0% of the home health agency. For example, each of our hospital joint venture partners must offer each Medicare patient a list of available Medicare-certified home nursing agency options and must allow the patient to make their own choice of provider.

Generally, we serve as the manager of our equity joint ventures and oversee their day-to-day operations. In two of our equity joint ventures with parties other than hospitals or physicians, our partners provide business development services and, in one case, administrative services. The management of our equity joint ventures are typically governed by a management committee, which is comparable to a board of directors. We generally possess a majority of the total votes available to be cast by the members of the management committee. However, in three of these joint ventures where we have partnered with not-for-profit hospitals, the hospital controls a majority of the total management committee votes. In such instances we possess the right to withdraw from the equity joint venture at any time upon notice to our partner in exchange for the receipt of a payment in an amount calculated in accordance with a predetermined fair market value formula. Each member of all but one of our equity joint ventures participates in profits and losses in proportion to their equity interests. We have two equity joint ventures in which participation in the losses of the ventures are limited per quarter to three times the amount of rent paid monthly by the equity joint ventures to the parent companies of our joint venture partners for space used in the operation of the equity joint ventures. The amounts of these monthly rental payments are currently $4,200 and $2,867 respectively. Distributions from our equity joint ventures are not based on referrals made to the equity joint venture by any of the members.

The 40 equity joint ventures individually contribute between 0.1% and 11.4% of our total net service revenue, with only two of these equity joint ventures accounting for greater than 5.0% of our total net service revenue for the twelve months ended December 31, 2006. One of these is St. Landry Extended Care Hospital, a long-term acute care hospital equity joint venture in which we own 98.7% of the membership interests, with the remaining 1.3% ownership divided among four individual physicians. Any party may withdraw from this equity joint venture upon 90 days’ advance written notice. The second entity is Extended Care Hospital of Lafayette, a long-term acute care hospital in which we own 76.5% of the membership interests, with the remaining 23.5% ownership divided among 19 individual physicians. Any member may withdraw from this equity joint venture upon 90 days’ advance written notice.

In addition to these conversion rights, several of our equity joint ventures grant a buy/sell option that will require us to either purchase or our joint venture partner(s) to sell all of the exercising member’s membership interests in the equity joint venture within 30 days of the receipt of notice of the exercise of the buy/sell option. The purchase price under these buy/sell provisions is typically based on a multiple of the historical or future earnings before income taxes, depreciation and amortization of the equity joint venture at the time the buy/sell option is exercised.

Cooperative Endeavors

As of December 31, 2006, we have entered into two arrangements that involve the sharing of profits and losses, which we call cooperative endeavors. Unlike our equity joint venture relationships, our cooperative endeavor partners do not own an equity interest in the venture. Instead, our partners have only a contractual right to participate in the sharing of profits and losses. This right is part of the consideration we pay to acquire a home nursing agency from the entity that is a party to the cooperative endeavor. In these cooperative endeavors, we possess interests in the net profits and losses ranging from 67.0% to 80.0%. In one instance, there is a limit on the losses attributable to our cooperative endeavor partner equal to the amount of rent payments made to our cooperative endeavor partner during the preceding twelve months for the lease of space used in the operation of the cooperative endeavor. For the years ended December 31, 2006 and 2005, these payments totaled $27,252 and $26,747, respectively. As with the equity joint ventures, we oversee the day-to-day operations of the arrangement, but the management of our cooperative endeavors is governed by a management committee, where we possess a majority of the total votes available to be cast.

Agency Leasing Arrangements

As of December 31, 2006, we have entered into two agreements to lease, through our wholly owned subsidiaries, the right to hold the home health licenses necessary to operate seven of our home nursing agency locations and one hospice. These leases are entered into in instances where state law would otherwise prohibit the alienation and sale of home nursing agencies or the local hospital is reluctant to sell its home health agency due to state imposed limits on the number of certificates of need or permits of approval issued. The leasing fees for one of these agency leasing arrangements is fixed at $243,000 per year for the initial term and the other arrangement provides for fees equal to 33.33% of the net quarterly profits not to exceed $159,380. Of the initial five-year terms for our two agency leasing arrangements, one expires on October 1, 2008 and the other on July 1, 2010. These leasing arrangements provide for five-year terms with optional renewal periods. One of these leasing arrangements provides that if we choose not to renew, the lessor can require us to purchase the agency. In the other leasing arrangement, we have a right of first refusal in the event that the lessor intends to sell the leased agency to a third party.

One of our agency leasing arrangements, relating to the lease of the license for Mississippi Home Care of Jackson, LLC accounted for greater than 5.0% of our total net service revenue for the year ended December 31, 2006. This leasing arrangement with a Mississippi hospital is for the lease of the right to hold the provider number and home health license for the agency. The terms of this lease provide for fixed monthly payments over an initial five-year term. Upon the expiration of the second year of the initial term, either party may terminate this leasing arrangement upon 180 days’ written notice. The lease is automatically renewed for one consecutive five-year term unless we receive written notice of the lessor’s desire to terminate the lease at least 180 days prior to the expiration of the initial term.

Management Services Agreements

As of December 31, 2006, we have six management services agreements under which we manage the operations of four home nursing agencies, one hospice and one inpatient rehabilitation facility. We currently have no ownership interest in the agencies and facilities that are the subject of these management services agreements. In five of these arrangements, we are responsible for all direct and indirect costs associated with the operations and receive a management fee equal to the amount of our direct and indirect costs plus a percentage of the net income of those operations. Under the remaining agreement, we receive a flat fee for management. The term of these arrangements is typically five years, with an option to renew for an additional five-year term. The initial termination dates for our management services agreements range from June 1, 2008 to August 1, 2010.

Competition

The home healthcare market is highly fragmented. According to CMS, there are approximately 8,802 Medicare-certified home nursing agencies in the United States, of which approximately 32% are hospital-based or not-for-profit, freestanding agencies. MedPAC estimates that 37% of these home nursing agencies are located in non-urban markets. Although there are a small number of public home nursing companies with significant home nursing operations, they generally do not compete with us in the rural markets that we currently serve. As we expand into new markets, we may encounter public companies that have greater resources or greater access to capital. Competition in our markets comes primarily from small local and regional providers, many of which are undercapitalized. These providers include facility- and hospital-based providers, visiting nurse associations, and nurse registries. We are unaware of any competitor offering our breadth of services and focusing on the needs of rural markets.

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

Compliance and Quality Control

We have had a Compliance Committee since 1996. Our Compliance Committee oversees a comprehensive company-wide compliance program that provides for:

•	the appointment of a compliance officer and committee;

•	adoption of codes of business conduct and ethics;

•	employee education and training;

•	monitoring of an internal system, including a toll-free hotline, for reporting concerns on a confidential, anonymous basis;

•	ongoing internal compliance auditing and monitoring programs;

•	means for enforcing the compliance programs’ policies; and

•	a system to respond to and correct detected problems.

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

We continually expand and refine our compliance and quality improvement programs. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities, have been prepared and implemented to address the functional and operational aspects of our business. Our programs also address specific problem areas identified through regulatory interpretation and enforcement activities. Additionally, our policies, training, standardized documentation requirements, reviews and audits specifically address our financial arrangements with our referral sources, including fraud and abuse laws and physician self-referral laws. We believe our consistent focus on compliance and continuous quality improvement programs provide us with a competitive advantage in the market.

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

In addition to our Service Value Point system, our business is substantially dependent on other non-proprietary software. We utilize a third-party software information system for our long-term acute care hospitals. Our various home nursing agency databases were fully consolidated into an enterprise-wide system during the first half of 2005. These conversions have improved the accuracy, reliability, and efficiency of processing and management reporting.

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

Reimbursement

Medicare

The federal government’s Medicare program, governed by the Social Security Act of 1965, reimburses healthcare providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services, or HHS, and CMS. Medicare payments accounted for 81.6%, 85.6%, and 86.3%, respectively, of our net service revenue for the years ended December 31, 2006, 2005, and 2004. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.

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

We receive a standard prospective Medicare payment for delivering care over a base 60-day period, or episode of care. There is no limit to the number of episodes a beneficiary may receive as long as he or she remains eligible. Most patients complete treatment within one payment episode. The base episode payment, established through federal legislation, is a flat rate that is adjusted upward or downward based upon differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity, and service utilization. The magnitude of the adjustment is determined by each patient’s categorization into one of 80 payment groups, known as home health resource groups, and the costliness of care for patients in each group relative to the average patient. Our payment is also adjusted for differences in local prices using the hospital wage index. We bill and are reimbursed for services in two stages: an initial request for advance payment when the episode commences and a final claim when it is completed. We receive 60.0% of the estimated payment for a patient’s initial episode up-front (after the initial assessment is completed and upon initial billing) and the remaining 40.0% upon completion of the episode and after all final treatment orders are signed by the physician. In the event of subsequent episodes, reimbursement timing is 50.0% up-front and 50.0% upon completion of the episode. Final payments may reflect one of five retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (1) an outlier payment if the patient’s care was unusually costly; (2) a low utilization adjustment if the number of visits was fewer than five; (3) a partial payment if the patient transferred to another provider before completing the episode; (4) a change-in-condition adjustment if the patient’s medical status changes significantly, resulting in the need for more or less care; or (5) a payment adjustment based upon the level of therapy services required in the population base. Because the applicability of a change is dependent upon the completion date of the episode, changes in our reimbursement could impact our financial results up to 60 days in advance of the effective date and recognition of the change. We submit all Medicare claims through two fiscal intermediaries for the federal government.

We verify benefits at the time of admission and through this verification process are able to determine the payor source and eligibility for reimbursement for each patient. Accordingly, we do not have any material reimbursement amounts that are pending approval based on the eligibility of a patient to receive reimbursement from the applicable payor program. Further, we only provide limited services to patients who are ineligible for reimbursement from a third party payor; therefore, do not have any material reimbursement from patients who are self pay.

The current base payment rate for Medicare home nursing is $2,339. Since the inception of the prospective payment system in October 2000, the base episode rate payment has varied due to both the impact of annual market basket based increases and Medicare-related legislation. Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. CMS establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services. Section 5201(c) of the Deficit Reduction Act (DRA) of 2005 provided for an adjustment to the home health market basket percentage update for 2007 and subsequent years depending on the submission of quality data by home health agencies, or HHAs. HHAs that submit the required quality data using the Outcome and Assessment Information Set (OASIS) will receive payments based on the full home health market basket update of 3.3 percent for 2007. If an HHA does not submit quality data, the home health market basket update will be reduced by 2 percentage points to 1.3 percent for 2007. Rural home health agencies that participate in the ongoing quality reporting effort will receive an average estimated 3.6 percent increase in payment, while urban agencies who continue to provide quality data will experience an estimated 3.1 percent increase in payment. We intend to participate in quality reporting programs.

CMS is currently developing a proposal that would update and refine the basic case mix adjustment system. We are unable to predict the timing or outcome of such action.

On November 1, 2006, CMS released the final rule updating the home health perspective payment systems for calendar year 2007. The rule finalizes the market basket increase of 3.3%, a 0.2% increase over the proposed rule. This equates to a 3.1% update for urban HHAs and a 3.6% update for rural HHAs after accounting for changes in the wage index. The update increases the national 60-day episode payment rate for urban home health agencies from the current level of $2,264.38 to $2,339.00. Under the final rule, HHAs will get the full home health market basket as long as they submit required quality data using OASIS. With some limited exceptions, if an HHA does not provide this data, then its home health market basket update of 3.3% will be reduced by two percentage points. The final rule discontinues the temporary 5% add-on payment for rural HHAs in 2007, except for episodes that begin before January 1, 2007. The final rule does not modify the current case-mix methodology for 2007.

The Office of Inspector General of Health and Human Services, or OIG, has a responsibility to report both to the Secretary of HHS and to Congress any program and management problems related to programs such as Medicare. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. The OIG has recently undertaken a study with respect to Medicare reimbursement rates. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.

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

These rates are subject to annual adjustments based on inflation and geographic wage considerations. Our base Medicare rates effective October 1, 2006 depend upon which of the following four levels of care we provide:

•	Routine Home Care. We receive between $109.11 and $140.95 per day for routine home care, depending on the geographic location. We are paid the routine home care rate for each day a patient is under our care and not receiving one of the other categories of hospice care. This rate is not adjusted for the volume or intensity of care provided on a given day. This rate is also paid when a patient is receiving hospital care for a condition unrelated to the terminal condition.

•	General Inpatient Care. We receive between $490.65 and $622.62 per day for general inpatient care, depending on the geographic location.

•	Continuous Home Care. We receive between $636.81 and $822.67 per day for continuous home care, depending on the geographic location. This daily continuous home care rate is divided by 24 in order to arrive at an hourly rate. The hourly rate is paid for every hour that continuous home care is furnished, up to 24 hours in a single day. A minimum of eight hours must be provided in a single day to qualify for this rate.

•	Respite Care. We receive between $116.68 and $142.64 per day for respite care, depending on the geographic location. Respite care is provided when the family or caregiver of a patient requires temporary relief from his or her care giving responsibilities for certain reasons. We can receive payment for respite care provided to a given patient for up to five consecutive days. Our payment for any additional days of respite care provided to the patient is limited to the routine home care rate.

Medicare limits the reimbursement we may receive for inpatient care services. Under the so-called “80-20 rule,” if the number of inpatient care days furnished by us to Medicare beneficiaries exceeds 20.0% of the total days of hospice care furnished by us to Medicare beneficiaries, Medicare payments to us for inpatient care days exceeding the inpatient cap will be reduced to the routine home care rate. This determination is made annually based on the twelve-month period beginning on November 1st of each year. This limit is computed on a program-by-program basis. None of our hospices have exceeded the cap on inpatient care services during 2005 or 2004. We have not received notification that any of our hospices have exceeded the cap on inpatient care services during 2006.

Our Medicare hospice reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period, which runs from November 1st of each year through October 31st of the following year. Total Medicare payments to us during this period are compared to the “cap amount” for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation annually. The cap amount for the twelve-month period ending October 31, 2006 was $20,585. The hospice cap amount is computed on a program-by-program basis. None of our hospices have exceeded the cap on per beneficiary limits during 2005 or 2004. We have not received notification that any of our hospices have exceeded the cap on per beneficiary limits during 2006.

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

Under the prospective payment system, each patient discharged from our long-term acute care hospitals is assigned a long-term care diagnosis-related group. CMS establishes these long-term care diagnosis-related groups by grouping diseases by diagnosis, which group reflects the amount of resources needed to treat a given diseases. We are paid a pre-determined fixed amount applicable to the particular long-term care diagnosis-related group to which that patient is assigned. This payment is intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For select patients, the amount may be further adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently readmitted, among other factors. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Effective for discharges on or after October 1, 2005, CMS has published the new relative weights applicable to the long-term care diagnosis-related group system. CMS has stated its intention to develop long-term acute care hospital patient-specific criteria to refine the definition of such facilities.

To this end, CMS awarded a contract to Research Triangle Institute (RTI) for the purpose of evaluating patient and facility level characteristics for long-term care hospitals in order to differentiate the role of long-term acute care hospitals from general acute care hospitals. RTI recently released its study results, many of which are similar to MedPAC’s findings released in a 2004 report. Like MedPAC, RTI recommended the development and use of facility and patient criteria as a method of ensuring that patients admitted to long-term acute care hospitals, LTACHs, are medically complex and have a good chance of improvement. Also, while MedPAC recommended that quality improvement organizations (QIOs) review LTACH admissions for medical necessity and monitor whether facilities comply with the criteria, RTI recommended that CMS clarify QIO roles in overseeing the appropriateness of LTACH admissions. Additionally, RTI examined several key issues that MedPAC had not yet researched. The RTI report is advisory in nature, and it is uncertain which, if any, of its recommendations will be enacted, many of which require Congressional approval.

In order to qualify for payment under the long-term acute care prospective payment system, a facility must be certified as a hospital by Medicare and have an average Medicare inpatient length of stay of greater than 25 days. Prior to qualifying under the long-term acute care hospital prospective payment system, facilities are classified as short-term acute care hospitals and therefore receive lower payments under the acute or inpatient rehabilitation facility prospective payments systems. New long-term acute care hospitals continue to be paid under these systems for a minimum of six months while they establish the required average length of stay and meet certain additional Medicare long-term acute care hospital requirements. All of our LTACHs are currently qualified to receive full payment under the long-term acute care prospective payment.

On May 12, 2006, CMS published a final rule maintaining the Medicare payment rates for long-term acute care hospitals at $38,086.04 for patient discharges taking place on or after July 1, 2006 through June 30, 2007. In this rule, the agency declined to apply its one-time budget neutrality adjustment, set the cost outlier fixed loss threshold at $14,877, and made an addition to the reimbursement calculation for discharges defined as “short stay outliers”.

Long-term acute care hospitals are typically operated either as stand-alone facilities or as separate provider units within traditional acute care hospitals. All but one of our long-term acute care hospitals are located within host hospitals. These hospitals within a hospital must satisfy additional standards. A hospital within a hospital must establish itself as a hospital separate from its host by, among other things, obtaining separate licensure and certification, not having common control with its host hospital or a common parent organization, and having a separate chief executive officer, chief medical officer and medical staff. Further, there are financial penalties associated with the failure to limit the number of total Medicare patients discharged to the host hospital and subsequently readmitted to the long-term acute care hospital to no greater than 5.0%. None of our long-term acute care hospitals exceeded this 5.0% limitation through the year ended December 31, 2006.

In August 2004, CMS announced final regulatory changes applicable to long-term acute care facilities operated as hospitals within hospitals (HwHs). Effective for cost reporting periods beginning on or after October 1, 2004, long-term acute care HwHs would have to limit the number of Medicare admissions from their co-located host hospital according to specified thresholds. Medicare discharges over the specified threshold would be paid at a reduced payment rate, specifically, the inpatient prospective payment system rate.

This new policy was subject to a four year phase-in period for existing LTACH HwHs, satellites and LTACHs under formation. All of our LTACHs met the requirements for the four year phase-in period. The first year of the phase-in period (cost reporting periods beginning on or after October 1, 2004 and before October 1,

2005) was a “hold harmless” year with no admission percentage threshold followed by a percentage transition over the three years beginning in FY 2006 (October 1, 2005 to September 30, 2006) as set forth in the table below:

	Allowable Admissions
	from Host Hospital
	Before Payment
	Reduction
Cost Report Period Beginning	MSAs	Non-MSAs

Until September 30, 2005	100.0%	100.0%
October 1, 2005 — September 30, 2006	75.0%	75.0%
October 1, 2006 — September 30, 2007	50.0%	50.0%
October 1, 2007 — and thereafter	25.0%	50.0%

The HwH rule specified that for HwHs located in rural or non-MSA locations, the final year phase in percentage would be 50%. For HwHs located in an MSA the final phase-in percentage would be 25%.

We currently have a total of seven long-term acute care hospitals. Six of our hospitals are classified as hospitals within a hospital (HwH) and one as freestanding. Of the six HwH facilities, four are located in rural or non-MSAs and are therefore subject to a final admission percentage of 50% at the end of the phase in period. Two of our six HwH facilities are located in MSA or urban areas and will be subject to a final admission percentage of 25% at the end of the phase-in period. Of these six locations classified as HwHs, two facilities are satellite locations of a parent hospital located in an MSA and one is a satellite location of a parent hospital located in an non-MSA. Based on our discussions with CMS, we believe these satellite locations will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations.

For the twelve months ended December 31, 2006, on an individual basis, all of our long-term acute care hospital locations admitted between 50.0% and 75.0% of their patients from their host hospitals. We currently anticipate that these hospitals will be under the proper threshold as of September 30, 2007. Our remaining long-term acute care hospital is not a hospital within a hospital; therefore, it is not subject to these limits on host hospital referrals.

In February 2007, CMS proposed to subject freestanding LTAC hospitals to the same admission restrictions as HwH facilities. Freestanding facilities would be prevented from admitting more than 25% of its Medicare admissions from a single referring hospital. Our current freestanding facility would not be affected by this proposed rule change because we currently do not receive more than 25% of our Medicare admissions from any single referring hospital.

Outpatient Rehabilitation Services.  Medicare requires that outpatient therapy services be reimbursed on a fee schedule, subject to annual limitations. Outpatient therapy providers receive a fixed fee for each procedure performed, adjusted by the geographical area in which the facility is located. Medicare also imposes annual per Medicare beneficiary caps. For 2006, these annual caps limited Medicare coverage to $1,740 for outpatient rehabilitation services (including both physical therapy and speech-language pathology services) and $1,740 for outpatient occupational health services, including deductible and co-insurance amounts. These caps were replaced for 2007 by annual cap amounts of $1,780. Historically, Congress has acted to bypass the cap and impose a moratorium on its operation. The Deficit Reduction Act of 2005 and the Tax Relief and Health Care Act of 2006 provided for an “exceptions” process that effectively prevents application of the caps. The exceptions process ends January 1, 2008. We are unable to predict whether Congress will extend the exceptions process for 2008. We cannot be assured that one or more of our outpatient rehabilitation clinics will not exceed the caps in the future.

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

Medicaid

Medicaid is a joint federal and state funded health insurance program for certain low-income individuals. Medicaid reimburses healthcare providers using a number of different systems, including cost-based, prospective payment, and negotiated rate systems. Rates are also subject to adjustment based on statutory and regulatory changes, administrative rulings, interpretations of policy by individual state agencies, and certain government funding limitations. Medicaid payments accounted for 6.1%, 6.0%, and 4.8%, respectively, of our net service revenue for the years ended December 31, 2006, 2005, and 2004.

Non-Governmental Payors

A portion of our net service revenue comes from private payor sources. These sources include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies, and employers, as well as patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs and the non-governmental payors, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations on patients has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. However, the majority of our billed services are paid in full by Medicare, Medicaid or private insurance. Accordingly, co-payments from patients do not represent a material portion of our billed revenue and corresponding accounts receivable. To further reduce their healthcare costs, most insurance companies, health maintenance organizations, preferred provider organizations, and other managed care companies have negotiated discounted fee structures or fixed amounts for services performed, rather than paying healthcare providers the amounts billed. Our results of operations may be negatively affected if these organizations are successful in negotiating further discounts. Payments from non-governmental payors accounted for 12.3%, 8.4%, and 8.9%, respectively, of our net service revenue for the years ended December 31, 2006, 2005, and 2004.

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

Medicare Participation

During the year ended December 31, 2006, 2005, and 2004, 81.6%, 85.6% and 86.3%, respectively, of our net service revenue was received from Medicare. We expect to continue to receive the majority of our net service revenue from serving Medicare beneficiaries. Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled. To participate in the Medicare program and receive Medicare payments, our agencies and facilities must comply with regulations promulgated by CMS. Among other things, these requirements, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care. Although we intend to continue to participate in the Medicare reimbursement programs, we cannot assure you that our agencies and programs will continue to qualify for participation.

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

From time to time, various federal and state agencies, such as HHS, issue pronouncements, including fraud alerts, that identify practices that may be subject to heightened scrutiny. For example, the OIG’s 2007 Work Plan describes, among other things, the government’s intention to examine outlier payments to home health agencies, accuracy of claims coding for Medicare home health resources groups, payments to long-term acute care hospitals and average lengths of stay at long-term acute care hospitals.

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

Stark Law

Congress also passed significant prohibitions against certain physician referrals of patients for healthcare services. These prohibitions are commonly known as the Stark Law. The Stark Law prohibits a physician from making referrals for particular healthcare services (called designated health services) to entities with which the physician, or an immediate family member of the physician, has a financial relationship.

The term “financial relationship” is defined very broadly to include most types of ownership or compensation relationships. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties and could be excluded from participating in the Medicare or Medicaid programs. If an arrangement is covered by the Stark Law, the requirements of a Stark Law exception must be met for the physician to be able to make referrals to the entity for designated health services and for the entity to be able to bill for these services.

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

The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock. If a physician owns stock in an entity, and the stock is listed on a national exchange or is quoted on Nasdaq and the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. The requirements for this Stark Law exception include a requirement that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2006, we have exceeded $75.0 million in stockholders’ equity.

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

Environmental Health and Safety Laws

We are subject to federal, state and local regulations governing the storage, use and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental laws and regulations. We do not have any material estimated capital expenditures related to compliance with environmental, health and safety laws through calendar year 2007.

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

JCAHO is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Currently, JCAHO accreditation of home nursing agencies is voluntary. However, managed care organizations use JCAHO accreditation as a minimum standard for regional and state contracts. As of December 31, 2006, JCAHO had accredited 34 of our home nursing agencies. Those not yet accredited are working towards achieving this accreditation, which can take up to six months.

Certificate of Need and Permit of Approval Laws

In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing or expanding certain health services or facilities. States with certificate of need or permit of approval laws place limits on both the construction and acquisition of healthcare facilities and operations and the expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding certain amounts that involve certain facilities or services, including home nursing agencies. In addition, the state of Louisiana has imposed a moratorium on the issuance of new licenses for home nursing agencies that is effective until July 1, 2008. Of the 15 states in which we intend to pursue expansion opportunities, ten have certificate of need or permit of approval laws: Alabama, Arkansas, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program.

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

Employees

As of December 31, 2006 we had 3,959 employees, of which 2,478 were full-time and 1,481 were part-time employees, and approximately 775 independent contractors. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.

Insurance

We are subject to claims and legal actions in the ordinary course of our business. To cover claims that may arise, we maintain professional malpractice liability insurance, general liability insurance, automobile liability insurance, and workers’ compensation/employer’s liability in amounts that we believe are appropriate and sufficient for our operations. We maintain professional malpractice and general liability insurance that provide primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. We maintain workers’ compensation insurance that meets state statutory requirements with a primary employer liability limit of $1.0 million for Louisiana, Mississippi Alabama, Arkansas, Texas, Tennessee, Georgia, Florida, and Kentucky and $500,000 in West Virginia. We maintain Automobile Liability for all owned, hired, and non-owned autos with a primary limit of $2.0 million. In addition, we currently maintain multiple layers of umbrella coverage in the aggregate amount of $25.0 million that provides excess coverage for professional malpractice, general liability, automobile liability and employer’s liability. We also currently maintain Directors and Officers liability insurance in the aggregate amount of $15.0 million. The cost and availability of such coverage has varied widely in recent years. While we believe that our insurance policies and coverage are adequate for a business enterprise of our type, we cannot assure you that our insurance coverage is sufficient to cover all future claims or that it will continue to be available in adequate amounts or at a reasonable cost.

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

For the years ended December 31, 2006, 2005 and 2004, we received 81.6%, 85.6% and 86.3%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. Reductions in Medicare reimbursement could be caused by many factors, including:

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

We generally receive fixed payments from Medicare for our services based on the level of care provided to our patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing these services. Medicare currently provides for an annual adjustment of the various payment rates, such as the base episode rate for our home nursing services, based upon the increase or decrease of the medical care expenditure category of the Consumer Price Index, which may be less than actual inflation. This adjustment could be eliminated or reduced in any given year. Our base episode rate for home nursing services is also subject to an annual market basket adjustment. For 2007, the home health market basket percentage increase is 3.3%. Further, Medicare routinely reclassifies home health resource groups and long-term care diagnosis-related groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our net income could be adversely impacted.

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

The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer, and our interactions with patients and other providers. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws or regulations, their interpretations, or the enactment of new laws or regulations could increase our costs of doing business and cause our net income to decline. If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal and state reimbursement programs.

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

Our agencies and facilities must comply with the extensive conditions of participation in the Medicare program. These conditions of participation vary depending on the type of agency or facility, but in general require our agencies and facilities to meet specified standards relating to personnel, patient rights, patient care, patient records, administrative reporting and legal compliance. If an agency or facility fails to meet any of the Medicare conditions of participation, that agency or facility may receive a notice of deficiency from the applicable state surveyor. If that agency or facility then fails to institute and comply with a plan of correction to correct the deficiency within the time period provided by the state surveyor, that agency or facility could be terminated from the Medicare program. We respond in the ordinary course to deficiency notices issued by state surveyors, and none of our facilities or agencies have ever been terminated from the Medicare program for failure to comply with the conditions of participation. Any termination of one or more of our agencies or facilities from the Medicare program for failure to satisfy the Medicare conditions of participation would adversely affect our net service revenue and net income.

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

In August 2004, CMS announced final regulatory changes applicable to long-term acute care facilities operated as hospitals within hospitals (HwHs). Effective for cost reporting periods beginning on or after October 1, 2004, long-term acute care HwHs would have to limit the number of Medicare admissions from their co-located host hospital according to specified thresholds. Medicare discharges over the specified threshold would be paid at a reduced payment rate, specifically, the inpatient prospective payment system rate.

This new policy was subject to a four year phase-in period for existing LTACH HwHs, satellites and LTACHs under formation. All of our LTACHs met the requirements for the four year phase-in period. The first year of the phase-in period (cost reporting periods beginning on or after October 1, 2004 and before October 1, 2005) was a “hold harmless” year with no admission percentage threshold followed by a percentage transition over the three years beginning in FY 2006 (October 1, 2005 to September 30, 2006) as set forth in the table below:

	Allowable Admissions
	from Host Hospital
	Before Payment Reduction
Cost Report Period Beginning	MSAs	Non-MSAs

Until September 30, 2005	100.0%	100.0%
October 1, 2005 — September 30, 2006	75.0%	75.0%
October 1, 2006 — September 30, 2007	50.0%	50.0%
October 1, 2007 — and thereafter	25.0%	50.0%

We currently have a total of seven long-term acute care hospitals. Six of our hospitals are classified as hospitals within a hospital (HwH) and one as freestanding. Of the six HwH facilities, four are located in rural or non-MSAs and are therefore subject to a final admission percentage of 50% at the end of the phase in period. Two of our six HwH facilities are located in MSA or urban areas and will be subject to a final admission percentage of 25% at the end of the phase-in period. Of these six locations classified as HwHs, two facilities are satellite locations of a parent hospital located in an MSA and one is a satellite location of a parent hospital located in an non-MSA. Based on our discussions with CMS, we believe these satellite locations will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations.

In February 2007, CMS proposed to subject freestanding LTAC hospitals to the same admission restrictions as HwH facilities. Freestanding facilities would be prevented from admitting more than 25% of its Medicare admissions from a single referring hospital. Our current freestanding facility would not be affected by this proposed rule change because we currently do not receive more than 25% of our Medicare admissions from any single referring hospital.

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

In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would result in major changes in the healthcare system, either at the national or state level. Many of these proposals have been introduced in an effort to reduce costs. For example, the Medicare Modernization Act of 2003, MMA allocated significant additional funds to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries. If these increased funding levels achieve their intended result, the rate of growth in the Medicare fee-for-service market could decline. For the years ended December 31, 2006, 2005 and 2004, we received 81.6%, 85.6%, and 86.3%, respectively, of our net service revenue from the Medicare fee-for-service market. Among other proposals that have been introduced are insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance or plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any of the above proposals, or any other future proposals, will be adopted. If adopted, we could be forced to expend considerable resources to comply with and implement such reforms.

More than 60% of our net service revenue is currently generated in Louisiana, making us particularly sensitive to economic and other conditions in that state.

Our Louisiana agencies and facilities accounted for approximately 63.5%, 78.8%, and 82.8% of net service revenue during the years ended December 31, 2006, 2005 and 2004, respectively. Any material change in the current economic or competitive conditions in Louisiana, which could result from events such as the implementation of certificate of need regulations or changes in state tax laws, could have a disproportionate effect on our overall business results.

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

We have entered into 50 joint ventures with respect to the ownership and operation of 40 home nursing agency locations, three hospices, and six long-term acute care hospital locations, and one home health pharmacy. As of December 31, 2006, we had 40 equity joint ventures, two cooperative endeavors and eight license leasing arrangements. Of these 50 joint ventures, 37 are with hospitals, four are with physicians, and nine are with other parties. With respect to our four joint ventures with physicians, three are for the ownership and operation of long-term acute care hospitals, and one is for the ownership of a home nursing agency. Our joint venture relationships are structured as equity joint ventures, cooperative endeavors or license leasing arrangements. Our joint ventures with hospitals and physicians are governed by the federal anti-kickback statute and similar state laws. These anti-kickback statutes prohibit the payment or receipt of anything of value in return for referrals of patients or services covered by governmental healthcare programs, such as Medicare. The Office of Inspector General of the Department of Health and Human Services has published numerous safe harbors that exempt qualifying arrangements from enforcement under the federal anti-kickback statute. We have sought to satisfy as many safe harbor requirements as possible in structuring these joint ventures. For example, each of our equity joint ventures with hospitals and physicians is structured in accordance with the following principles:

•	The investment interest offered is not based upon actual or expected referrals by the hospital or physician;

•	Our joint venture partners are not required to make or influence referrals to the joint venture;

•	At the time the joint venture is formed, each hospital or physician joint venture partner is required to make an actual capital contribution to the joint venture equal to the fair market value of its investment interest and is at risk to lose its investment;

•	Neither we nor the joint venture entity lends funds to or guarantees a loan to acquire interests in the joint venture for a hospital or physician; and

•	Distributions to our joint venture partners are based solely on their equity interests and not affected by referrals from the hospital or physician

Although we have sought to satisfy as many safe harbor requirements as possible, our joint ventures may not satisfy all elements of the safe harbor requirements.

Our four joint ventures with physicians are also governed by the federal Stark Law and similar state laws, which restrict physicians from making referrals for particular healthcare services to entities with which the physicians or their families have a financial relationship. We also believe we have structured our physician joint ventures in a way that meets applicable exceptions under the federal Stark Law and similar state physician referral laws. For example, we believe our one physician joint ventures for a home nursing agency comply with the rural provider exception to the Stark Law and that our three physician joint ventures for long-term acute care hospitals comply with the whole hospital exception to the Stark Law.

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

Our success depends upon the continued employment of certain members of our senior management, including our co-founder, President, Chief Executive Officer and Chairman, Keith G. Myers, our Executive Vice President, Chief Financial Officer and Treasurer, Barry E. Stewart and our Executive Vice President, Chief Operating Officer, Secretary and Director, John L. Indest. We have entered into an employment agreement with each of these officers in an effort to further secure their employment. The loss of service of any of these officers could have a material adverse effect on our operations if we were unable to find a suitable replacement.

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

In addition to our Service Value Point system, our business is substantially dependent on other non-proprietary software. We utilize a third-party software information system for our long-term acute care hospitals. Our various home nursing agency databases were fully consolidated into an enterprise-wide system during the first half of 2005. Problems with, or the failure of, these systems could negatively impact our clinical performance and our management and reporting capabilities. Any such problems or failure could materially and adversely affect our operations and reputation, result in significant costs to us, cause delays in our ability to bill Medicare or other payors for our services, or impair our ability to provide our services in the future. The costs incurred in correcting any errors or problems with regard to our proprietary and non-proprietary software may be substantial and could adversely affect our net income.

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

As of December 31, 2006, we had cash of $26.9 million. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with a revolving line of credit of approximately $22.5 million available under our senior secured credit facility, which, subject to certain conditions, may be increased to $25.0 million, will be sufficient to fund our growth strategy and to meet our currently anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months. If our future net service revenue or cash flow from operations is less than we currently anticipate, we may not have sufficient funds to implement our growth strategy. Further, we cannot readily predict the timing, size, and success of our acquisition and internal development efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing.

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

Our executive officers and directors, and individuals or entities affiliated with them, beneficially own an aggregate of approximately 22.7% of our outstanding common stock as of December 31, 2006. The interests of these stockholders may differ from your interests. If they were to act together, these stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, business combinations, the amendment of our certificate of incorporation and other significant corporate actions.

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

As a public company, we incur significant legal, accounting and other expenses associated with our public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and the rules of the SEC and Nasdaq. We expect these requirements to continue increasing our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect to continue incurring significant costs in connection with the assessment of our internal controls. We also expect these rules and regulations may make it more expensive for us to obtain director and officer liability insurance. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we identify deficiencies in our internal control over financial reporting, our business and our stock price could be adversely affected.

Beginning with our annual report for the year ending December 31, 2006, we are required to report on the effectiveness of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley. Under Section 404, we are required to assess the effectiveness of our internal control over financial reporting and report our conclusion in our annual report. Our auditor is also required to report its conclusion regarding the effectiveness of our internal control over financial reporting. The existence of one or more material weaknesses would require us and our auditor to conclude that our internal control over financial reporting is not effective. If there are identified deficiencies in our internal control over financial reporting, we could be subject to regulatory scrutiny and a loss of public confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 31, 2006 we owned or managed 56 locations in Louisiana, 23 in Mississippi, nine in Alabama, seven in Texas, four in West Virginia, eight in Arkansas, 17 in Kentucky, six in Florida, one in Tennessee, and one in Georgia. Our home office is located in Lafayette, Louisiana in 19,159 square feet of leased office space, under a lease that commenced on March 1, 2004 and expires February 28, 2014. Typically, our home nursing agencies are located in leased facilities. Generally, the leases for our home nursing agencies have initial terms of one year, but range from one to five years. Most of the leases either contain multiple options to extend the lease period in one-year increments or convert to a month-to-month lease upon the expiration of the initial term. Six of our long-term acute care hospitals locations are hospitals within a hospital, meaning we have a lease or sublease for space with the host hospital. Generally, our leases or subleases for long-term acute care hospitals have initial terms of five years, but range from three to ten years. Most of our leases and subleases for our long-term acute care hospitals contain multiple options to extend the term in one-year increments.

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

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Holders

The Company’s common stock trades on the Nasdaq Global Market under the symbol “LHCG.” As of March 12, 2007, there were approximately 93 registered holders of record of the Company’s common stock and the Company believes there are approximately 8,650 beneficial holders.

Dividend Policy

The Company has not paid any dividends on its common stock since the initial public offering in 2005 and does not anticipate paying dividends in the foreseeable future. We currently intend to retain future earnings, if any, to support the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and subject to any requirements under our then existing credit facility.

Price Range of Common Stock

The following table provides the high and low prices of the Company’s Common Stock during 2006 and 2005 as quoted by Nasdaq Global Market.

	High	Low

2006
Fourth Quarter	$29.67	$22.23
Third Quarter	24.78	18.70
Second Quarter	21.35	15.73
First Quarter	18.39	13.70

	High	Low

2005
Fourth Quarter	$17.46	$14.79
Third Quarter	21.70	15.45
Second Quarter(1)	—	—
First Quarter(1)	—	—

(1)	LHC Group completed its initial public offering on June 14, 2005; therefore, there is no applicable price range for its common stock for the first and second quarters of 2005.

The closing price of our common stock as reported by Nasdaq on March 12, 2007 was $29.50.

Performance Graph

This item is incorporated by reference to our annual report to stockholders for the fiscal year ended December 31, 2006.

Offering Proceeds

The Company completed its initial public offering on June 14, 2005. The net offering proceeds received by us, after deducting the total expenses of $7,393,000 (including $3,430,000 in underwriting discounts and commissions), were approximately $41,607,000. As of December 31, 2006, $21.9 million of the net offering proceeds have been used to repay the following indebtedness: (1) $21.1 million on the credit facility, bearing interest at prime plus 1.5% and due April 10, 2010, with Residential Funding Corporation; (2) $643,000 of outstanding obligations under our loan agreement, bearing interest at 12.0% and due July 1, 2006, with The Catalyst Fund, Ltd. and Southwest/Catalyst Capital, Ltd.; and (3) approximately $178,000 of outstanding indebtedness assumed by us in connection with acquisitions completed by us in 2004. Additionally, $3.3 million has been used to pay minority interest holders for their interests and $14.0 million has been used to fund acquisitions since the initial public offering.

On July 19, 2006, the Company closed its follow-on public offering of 4,000,000 shares of common stock at a price of $19.25 per share. Of the 4,000,000 shares of common stock offered, 1,000,000 shares were offered by the Company, with the remaining 3,000,000 shares of common stock sold by the selling stockholders identified in the prospectus supplement. The underwriters exercised an over-allotment of an additional 600,000 shares, 150,000 of which were sold by the Company. The additional net cash provided to the Company from this offering after deducting expenses and underwriting discounts and commissions amounted to approximately $21 million.

On July 31, 2006, the Company used approximately $14.7 million of the proceeds from its follow-on public offering in order to acquire the Kentucky-based assets of Lifeline Home Health Care, a privately-held company based in Somerset, Kentucky.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is derived from our audited consolidated financial statements for each of the years ended December 31, 2002 through December 31, 2006. The financial data for the years ended December 31, 2006, 2005 and 2004 should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations” included herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands except share and per share data)

Consolidated Statements of Income Data:
Net service revenue	$215,248	$152,711	$116,090	$68,515	$47,373
Cost of service revenue	109,851	79,607	57,672	34,455	22,220

Gross margin	105,397	73,104	58,418	34,060	25,153
General and administrative expenses	71,125	45,663	35,168	23,411	15,778
Impairment loss	—	—	—	31	—
Equity-based compensation expense(1)	—	3,856	1,788	864	124

Operating income	34,272	23,585	21,462	9,754	9,251
Interest expense	325	1,059	1,328	1,223	1,131
Non-operating (income) loss, including gain on sale of assets	(2,033)	(574)	13	(106)	(124)

Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	35,980	23,100	20,121	8,637	8,245
Income tax expense	10,417	6,538	6,111	2,400	2,260
Minority interest and cooperative endeavor allocations	4,795	4,545	4,158	2,837	2,699

Income from continuing operations	20,768	12,017	9,852	3,400	3,285
Loss from discontinued operations, net	(811)	(1,915)	(851)	(557)	(443)
Gain on sale of discontinued operations, net	637	—	312	—	—

Net income	20,594	10,102	9,313	2,843	2,842
Change in the redemption value of redeemable minority interests	1,163	(1,476)	—	—	—

Net income available to common stockholders	$21,757	$8,626	$9,313	$2,843	$2,842

Earnings per share-basic(2):
Income from continuing operations	$1.21	$0.82	$0.82	$0.28	$0.28
Loss from discontinued operations	(0.05)	(0.13)	(0.07)	(0.04)	(0.04)
Gain on sale of discontinued operations, net	0.04	—	0.02	—	—

Net income	1.20	0.69	0.77	0.24	0.24
Change in the redemption value of redeemable minority interests	0.07	(0.10)	—	—	—

Net income available to common stockholders	$1.27	$0.59	$0.77	$0.24	$0.24

Earnings per share-diluted(2):
Income from continuing operations	$1.21	$0.82	$0.81	$0.27	$0.27
Loss from discontinued operations	(0.05)	(0.13)	(0.07)	(0.04)	(0.04)
Gain on sale of discontinued operations, net	0.04	—	0.02	—	—

Net income	1.20	0.69	0.76	0.23	0.23
Change in the redemption value of redeemable minority interests	0.07	(0.10)	—	—	—

Net income available to common stockholders	$1.27	$0.59	$0.76	$0.23	$0.23

Weighted average shares outstanding(2):
Basic	17,090,583	14,628,737	12,085,154	12,085,154	11,926,226
Diluted	17,104,650	14,684,639	12,145,150	12,114,675	12,084,538
Cash dividends declared per common share	—	.009	.039	.016	.013

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash	$26,877	$17,398	$2,911	$1,725	$3,179
Total assets	152,694	104,418	47,519	27,915	21,485
Total debt	3,837	5,427	18,275	12,277	10,542
Total stockholders’ equity	121,889	78,444	16,351	6,909	3,593

(1)	Equity-based compensation expense is allocated as follows:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Cost of service revenue	$—	$565	$58	$5	$—
General and administrative expenses	—	3,291	1,730	859	124

Total equity-based compensation expense	$—	$3,856	$1,788	$864	$124

(2)	All references to shares and per share amounts have been retroactively restated to reflect our incorporation in the State of Delaware and to give effect to a three-for-two stock split with respect to our common stock as if such events occurred as of the beginning of the earliest period presented. See Note 1 to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed on pages 27 to 37 under the heading “Risk Factors.” Also, please read the cautionary notice regarding forward-looking statements set forth at the beginning of this annual report.

Please read the following discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this annual report on Form 10-K.

Overview

We provide post-acute healthcare services primarily to Medicare beneficiaries in rural markets in the southern United States. We provide these post-acute healthcare services through our home nursing agencies, hospices, long-term acute care hospitals, outpatient rehabilitation clinic, and a critical access hospital. Since our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana, we have grown to 132 locations in Louisiana, Mississippi, Alabama, Texas, West Virginia, Arkansas, Kentucky, Florida, Tennessee, and Georgia as of December 31, 2006.

Segments

We operate in two segments for financial reporting purposes: home-based services and facility-based services. We derived 76.5%, 69.1% and 70.3% of our net service revenue during the year ended December 31, 2006, 2005, and 2004, respectively, from our home-based services segment and derived the balance of our net service revenue from our facility-based services segment.

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, physical, occupational, and speech therapy, medically-oriented social services, and hospice care. As of December 31, 2006, we owned and operated 106 home nursing locations, six hospices, a diabetes self management company, and a home health pharmacy. Of our 114 home-based services locations, 78 are wholly-owned by us and 36 are majority-owned or controlled by us through joint ventures. We also manage the operations of four home nursing agencies and one hospice in which we have no ownership interest. We intend to increase the number of home nursing agencies that we operate through continued acquisition and development, primarily in underserved rural markets, as we implement our growth strategy. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will increase.

We provide facility-based services principally through our long-term acute care hospitals and outpatient rehabilitation clinics. As of December 31, 2006, we owned and operated four long-term acute care hospitals with seven locations, of which all but one are located within host hospitals. We also owned and operated an outpatient rehabilitation clinic, a critical access hospital, a pharmacy, a medical equipment company, a health club, and provided contract rehabilitation services to third parties. Of these 12 facility-based services locations, six are wholly-owned by us and six are majority-owned or controlled by us through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Because of the recent changes in the regulations applicable to long-term acute care hospitals operated as hospitals within hospitals, we do not intend to expand the number of hospital within a hospital long-term acute care hospitals that we operate. Due to our emphasis on expansion through the acquisition and development of home nursing agencies, we anticipate that the percentage of our net service revenue and operating income derived from our facility-based segment will decline.

Development Activities

From January 1, 2002 through December 31, 2006, we acquired all or a majority of the economic interests in 62 home nursing agencies for a total consideration of approximately $36.9 million: eight in Louisiana, seven in Alabama, 14 in Mississippi, six in Texas, one in Arkansas, 16 in Kentucky, six in Florida, one in Tennessee, one in Georgia, and two in West Virginia. During this same period, we also internally developed 22 home nursing agencies: ten in Louisiana, and 12 in Mississippi. Also from January 1, 2002 through December 31, 2006, we acquired all or a majority of the economic interests in six hospices, three located in Louisiana, two located in Arkansas, and one located in West Virginia, for approximately $362,000.

From January 1, 2002 through December 31, 2006, we acquired all or a majority of the economic interests in two long-term acute care hospital locations and three outpatient rehabilitation clinics located in Louisiana for approximately $3.6 million. During this same period, we internally developed four long-term acute care hospital locations, one short-term acute care hospital, two inpatient rehabilitation facilities and two outpatient rehabilitation clinics located in Louisiana. During 2005, we converted the short-term acute care hospital and inpatient rehabilitation facilities to long-term acute care hospitals. Since January 2002, we have expanded the number of licensed beds at our long-term acute care hospital locations facilities from 22 beds to 156 beds as of December 31, 2006.

In February 2004, we sold three hospices, two in Louisiana and one in Mississippi and one home nursing agency in Louisiana for $500,000. Also in February 2004, we sold one inpatient rehabilitation facility located in Louisiana for $129,000 and closed one outpatient rehabilitation clinic and one long-term acute care hospital, both located in Louisiana. In October 2004, we closed one home nursing agency and one outpatient rehabilitation clinic. In December 2004, we closed one home nursing agency.

In March 2006, we sold one home nursing agency in Louisiana for $240,000. In April 2006, we sold one outpatient rehabilitation clinic for a promissory note totaling $946,000 and closed another. Both were located in Louisiana. In May 2006, we sold one Long-Term Acute Care Hospital located in Louisiana for $1.2 million. Typically, we sold or closed these locations because they were not performing according to our expectations.

The following table is a summary of our acquisitions, divestitures and internal development activities from January 1, 2002 through December 31, 2006. This table does not include the six management services agreements under which we manage the operations of four home nursing agencies, one hospice and one inpatient rehabilitation facility.

			Long-Term Acute Care
			Hospitals, Critical	Specialty and
			Access Hospitals	Outpatient
	Home Nursing		and Inpatient	Rehabilitation
Year	Agencies	Hospices	Rehabilitation Facilities	Clinics

Total at January 1, 2002	26	3	1	1
Developed	1	—	2	—
Acquired	7	1	—	—

Total at January 1, 2003	34	4	3	1
Developed	7	1	2	2
Acquired	2	1	2	1

Total at January 1, 2004	43	6	7	4
Developed	7	—	2	2
Acquired	6	—	—	3
Divested/Closed	(3)	(3)	(2)	(2)

Total at January 1, 2005	53	3	7	7
Converted	—	—	—	(1)
Developed	2	—	1	—
Acquired	16	1	1	2

Total at January 1, 2006	71	4	9	8
Developed	5	—	—	—
Acquired	31	2	—	1
Divested/Closed	(1)	—	(1)	(3)

Total at December 31, 2006	106	6	8	6

Recent Developments

Medicare

Home-Based Services.  The base payment rate for Medicare home nursing in 2006 was $2,264 per 60-day episode. Since the inception of the prospective payment system in October 2000, the base episode rate payment has varied due to both the impact of annual market basket based increases and Medicare-related legislation. The passage of the MMA resulted in two changes in Medicare reimbursement. First, for episodes ended on or after April 1, 2004 through December 31, 2006, the base episode rate increase (3.6%) was reduced by 0.8% to 2.8%. Secondly, a 5.0% payment increase was provided for services furnished in a non-Metropolitan Statistical Area, or MSA, setting for episodes ending on or after April 1, 2004 and before April 1, 2005. Approximately 55.4%, 46.3%, and 41.8%, respectively, of our net service revenue for the year ended December 31, 2006, 2005, and 2004 was derived from patients who reside in non-MSAs.

Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. CMS establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.

On November 1, 2006, CMS released the final rule updating the home health perspective payment systems for calendar year 2007. The rule finalizes the market basket increase of 3.3%, a 0.2% increase over the proposed rule. This equates to a 3.1% update for urban HHAs and a 3.6% update for rural HHAs after accounting for changes in the wage index. The update increases the national 60-day episode payment rate for urban home health agencies from the current level of $2,264.38 to $2,339.00. Under the final rule, HHAs will get the full home health market basket as long as they submit required quality data using the OASIS. With some limited exceptions, if an HHA does not provide this data, then its home health market basket update of 3.3% will be reduced by two percentage points. The final rule discontinues the temporary 5% add-on payment for rural HHAs in 2007, except for episodes that begin before January 1, 2007. The final rule does not modify the current case-mix methodology for 2007.

In August 2006, CMS announced the payment rates for hospice care furnished from October 1, 2006 through September 30, 2007. These rates are 3.4% higher more than the rates for the previous year. In addition, CMS announced that the hospice cap amount for the year ending October 31, 2006 is $20,585.

Facility-Based Services.  Under the long-term acute care hospital prospective payment system implemented on October 1, 2002, each patient discharged from our long-term acute care hospitals is assigned a long-term care diagnosis-related group. CMS establishes these long-term care diagnosis-related groups by categorizing diseases by diagnosis, reflecting the amount of resources needed to treat a given disease. For each patient, we are paid a pre-determined fixed amount applicable to the particular long-term care diagnosis-related group to which that patient is assigned. Effective for discharges on or after October 1, 2006, CMS has published the new relative weights applicable to the long-term care diagnosis-related group system. In addition, on May 12, 2006 CMS published a final rule maintaining the standard federal rate at $38,086.04 and the budget neutrality factor at 0, while decreasing the cost outlier fixed loss threshold to $14,877. These updates became effective July 1, 2006 and will apply through June 30, 2007.

CMS has also stated its intention to develop long-term acute care hospital patient-specific criteria to refine the definition of such facilities. To this end, CMS awarded a contract to RTI for the purpose of evaluating patient and facility level characteristics for long-term care hospitals in order to differentiate the role of long-term acute care hospitals from general acute care hospitals. RTI recently released its study results, many of which are similar to MedPAC’s findings released in a 2004 report. Like MedPAC, RTI recommended the development and use of facility and patient criteria as a method of ensuring that patients admitted to LTACHs are medically complex and have a good chance of improvement. Also, while MedPAC recommended that QIOs review LTACH admissions for medical necessity and monitor whether facilities comply with the criteria, RTI recommended that CMS clarify QIO roles in overseeing the appropriateness of LTACH admissions. Additionally, RTI examined several key issues that MedPAC had not yet researched. The RTI report is advisory in nature, and it is uncertain which, if any, of its recommendations will be enacted, many of which require Congressional approval.

Under Medicare, we are reimbursed for rehabilitation services based on a fee schedule for services provided adjusted by the geographical area in which the facility is located. Outpatient therapy services are subject to an annual cap of $1,780 per beneficiary effective January 1, 2007. The Deficit Reduction Act of 2005 and the Tax Relief and Health Care Act of 2006 provided for an “exceptions” process that effectively prevents application of the caps. The exceptions process ends January 1, 2008. We are unable to predict whether Congress will extend the exceptions process for 2008. We cannot assure you that one or more of our outpatient rehabilitation clinics will not exceed the caps in the future.

Office of Inspector General

OIG has a responsibility to report both to the Secretary of the Department of Health and Human Services and to Congress any program and management problems related to programs such as Medicare. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. Each year, the OIG outlines areas it intends to study relating to a wide range of providers. In fiscal year 2007, the OIG indicated its intent to study topics relating to, among others, home health, hospice, long-term care hospitals, and certain outpatient rehabilitation services. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.

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

Equity-Based Compensation Expense

Under our KEEP Plan certain of our employees were granted KEEP Units. The KEEP Units, which have no exercise price, vest over a five-year period. The KEEP Units function as stock appreciation rights whereby an individual is entitled to receive, on a per unit basis, the increase in estimated fair value, as determined by us, of our units from the date of grant until the date upon which the employee dies, retires or is terminated for any reason other than cause. Accordingly, the KEEP Units are subject to variable accounting until such time as the obligation to the employee is settled. Upon completion of the initial public offering at a price of $14.00 per share, all obligations relating to our KEEP Units were settled by conversion into shares of our common stock and we incurred a final, non-recurring equity-based compensation charge in the amount of approximately $3.4 million ($1.7 million net of taxes).

Our equity-based compensation expense is allocated to our home-based and facility-based services segments in accordance with our home office allocation, which is calculated based on the percentage of our net service revenue contributed by each segment during the applicable period.

2006 and 2005 Operational Data

The following table sets forth, for the period indicated, data regarding admissions and Medicare admissions to our home-based segment and patient days and outpatient visits for our facility-based segment. Certain historical data has been restated in order to present a more comparative analysis of the statistical data.

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Year Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	December 31, 2006

Home-Based Services Data:
Average census	9,138	9,807	13,029	14,073	12,982
Average Medicare census	7,251	7,944	9,537	10,429	9,573
Admissions	5,570	5,852	7,377	8,173	26,972
Medicare admissions	4,018	4,210	5,225	5,685	19,138
Facility-Based Services Data:
Patient days	11,699	11,110	11,674	10,978	45,461
Outpatient visits	8,775	5,157	4,287	2,907	21,126

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Year Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005

Home-Based Services Data:
Average census	7,078	7,229	7,501	8,376	7,515
Average Medicare census	5,738	6,020	6,271	6,785	6,177
Admissions	4,215	4,069	4,266	4,404	16,954
Medicare admissions	3,284	2,983	3,153	3,225	12,645
Facility-Based Services Data:
Patient days	10,376	10,519	11,437	12,353	44,685
Outpatient visits	11,485	11,639	9,768	8,985	41,877

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain items included in our consolidated statement of income as a percentage of our net service revenue:

	Year Ended December 31,
	2006	2005	2004

Net service revenue	100.0%	100.0%	100.0%
Cost of service revenue	51.0	52.1	49.7

Gross margin	49.0	47.9	50.3
General and administrative expenses	33.1	29.9	30.3
Equity-based compensation expense	—	2.5	1.5

Operating income	15.9	15.5	18.5
Interest expense	.2	0.7	1.1
Non-operating income, including gain on sales of assets	(0.9)	(0.4)	—
Income tax expense	4.8	4.3	5.3
Minority interest and cooperative endeavor allocations	2.2	3.0	3.6

Income from continuing operations	9.6%	7.9%	8.5%

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

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except for admissions, patient day and outpatient visit data)

Home-Based Services Data:
Net service revenue	$164,701	$105,587	$81,624
Cost of service revenue	79,070	51,254	39,402
General and administrative expenses	55,700	33,650	25,227
Equity-based compensation expense	—	2,699	1,252
Operating income	29,931	17,984	15,743
Average census	12,982	7,515	5,653
Average Medicare census	9,573	6,177	4,460
Total admissions	26,972	16,954	15,601
Total Medicare admissions	19,138	12,645	11,531
Facility-Based Services Data:
Net service revenue	$50,547	$47,124	$34,466
Cost of service revenue	30,781	28,353	18,270
General and administrative expenses	15,425	12,013	9,941
Equity-based compensation expense	—	1,157	536
Operating income	4,341	5,601	5,719
Patient days	45,461	44,685	32,023
Outpatient visits	21,126	41,877	28,092

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Service Revenue

Net service revenue for the year ended December 31, 2006 was $215.2 million, an increase of $62.5 million, or 41.0%, from $152.7 million in 2005. For the year ended December 31, 2006 and 2005, 81.6% and 85.6%, respectively, of net service revenue was derived from Medicare. For the year ended December 31, 2006, home-based services accounted for 76.5% of revenue and facility-based services was 23.5% of revenue compared with 69.1% and 30.9%, respectively, for the comparable prior year period.

Home-Based Services.  Net service revenue from the home-based services for the year ended December 31, 2006 was $164.7 million, an increase of $59.1 million, or 56.0%, from $105.6 million for the year ended December 31, 2005. Organic growth in this service sector was approximately $35.0 million, or 34.5%, during the period. Total admissions increased 59.1% to 26,972 during the period, versus 16,954 for the same period in 2005. Organic growth in admissions was 22.8%. Average home-based patient census for the year ended December 31, 2006, increased 72.7% to 12,982 patients as compared with 7,515 patients for the year ended December 31, 2005. Organic growth in home-based patient census was 42.9%. Approximately $26.2 million of the increase in net service revenue was attributable to acquisition or internal development activity during 2005. An additional $24.0 million increase in net service revenue was attributable to acquisition or internal development activity during 2006. The remaining increase of approximately $8.9 million reflects our internal growth. The increase in net service revenue from internal growth resulted in part from a 42.9% increase in organic census from 6,645 in the year ended December 31, 2005 to 9,497 in the year ended December 31, 2006. Improvements in case mix and an increase in therapy utilization within our home health episodes also contributed to the increase.

	2005	2006	%	2005	2006	%	2005	2006	%
	Revenue	Revenue	Growth	Admits	Admits	Growth	Census	Census	Growth

Organic	$101,464	$136,508	34.5%	15,279	18,755	22.8%	6,645	9,497	42.9%
Acquired	$4,123	$28,193	583.8%	1,675	8,217	390.6%	870	3,485	300.6%
Total	$105,587	$164,701	56.0%	16,954	26,972	59.1%	7,515	12,982	72.7%

Facility-Based Services.  Net service revenue from the facility-based services for the year ended December 31, 2006, increased $3.4 million, or 7.3%, to $50.5 million compared with $47.1 million for the year ended December 31, 2005. Organic growth made up the total growth in this service sector during the period. The increase in net service revenue was due in part to an increase in patient days of 1.7% to 45,461 in the year ended December 31, 2006, from 44,685 in the year ended December 31, 2005. Outpatient visits decreased 50.0% to 21,126 at December 31, 2006, compared with 41,877 for the year ended December 31, 2005, due to the sale of one of our outpatient clinics and the closure of another clinic on April 1, 2006. Approximately $2.1 million of the increase in net service revenue was attributable to acquisition activity during 2005. The remaining increase of approximately $1.3 million reflects our internal growth.

				2005	2006
	2005	2006	%	Patient	Patient	%	2005	2006	%
	Revenue	Revenue	Growth	Days	Days	Growth	Discharges	Discharges	Growth

Organic	$46,190	$50,547	9.4%	44,381	45,461	2.4%	1,596	1,763	10.5%
Acquired	$934	$—	(100.0)%	304	—	(100.0)%	42	—	(100.0)%
Total	$47,124	$50,547	7.3%	44,685	45,461	1.7%	1,638	1,763	7.6%

Cost of Service Revenue

Cost of service revenue for the year ended December 31, 2006 was $109.9 million, an increase of $30.2 million, or 38.0%, from $79.6 million for the year ended December 31, 2005. Cost of service revenue represented approximately 51.0% and 52.1% of our net service revenue for the years ended December 31, 2006 and 2005, respectively.

Home-Based Services.  Cost of service revenue from the home-based services for the year ended December 31, 2006 was $79.0 million, an increase of $27.8 million, or 54.3%, from $51.3 million for the year ended December 31, 2005. Approximately $23.0 million of this increase resulted from an increase in salaries and benefits, of which $12.0 million was incurred as a result of acquisition or development activity during 2005 and $12.5 million was incurred as a result of acquisition or development activity during 2006. Salaries and benefits expense due to internal growth decreased approximately $1.5 million. Supplies and services expense and transportation expense contributed $2.7 million and $2.1 million, respectively, to the increase in cost of service revenue. Cost of service revenue in the home-based segment for the year ended December 31, 2006 represented 48.0% of our net service revenue compared to 48.5% during the year ended December 31, 2005.

Facility-Based Services.  Cost of service revenue from the facility-based services for the year ended December 31, 2006 was $30.8 million, an increase of $2.4 million, or 8.6%, from $28.4 million for the year ended December 31, 2005. Approximately $1.9 million of this increase resulted from an increase in salaries and benefits. Of this increase in salaries and benefits, $1.3 million was incurred as a result of acquisition and internal development activity during 2005. The increase in salaries and benefits expense from internal growth within our facility-based services segment amounted to $600,000. Supplies and services expense contributed approximately $489,000 of the increase in cost of service revenue which while transportation expense contributed approximately $82,000. Cost of service revenue in the facility-based segment for the year ended December 31, 2006 represented 60.9% of our net service revenue compared to 60.2% during the year ended December 31, 2005.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2006 were $71.1 million, an increase of $25.4 million, or 55.8%, from $45.7 million for the year ended December 31, 2005. General and administrative expenses represented approximately 33.1% and 29.9% of our net service revenue for the years ended December 31, 2006 and 2005, respectively.

Home-Based Services.  General and administrative expenses from the home-based services for the year ended December 31, 2006 were $55.7 million, an increase of $22.0 million, or 65.5%, from $33.7 million for the year ended December 31, 2005. Approximately $10.3 million of this increase was attributable to acquisition or internal development activity during 2005. Internal growth accounted for approximately $4.4 million and the remaining $7.3 million of the increase in general and administrative expense was due to acquisition and internal development activity during the 2006 period. Included in these increases is an increase to bad debt expense of $800,000 related to receivables acquired in business combinations in late 2005 and 2006. General and administrative expenses in the home-based segment for the year ended December 31, 2006 represented 33.8% of our net service revenue compared to 31.9% during the year ended December 31, 2005.

Facility-Based Services.  General and administrative expenses from the facility-based services for the year ended December 31, 2006 were $15.4 million, an increase of $3.4 million, or 28.3%, from $12.0 million for the year ended December 31, 2005. Approximately $1.7 million of the increase was attributable to the increased acquisition and internal development activity during the 2005 period and the remaining $1.7 million increase is due to internal growth. General and administrative expenses in the facility-based segment for the year ended December 31, 2006 represented 30.5% of our net service revenue compared to 25.5% during the year ended December 31, 2005.

Equity-Based Compensation Expense

There was no Equity-based compensation expense for the year ended December 31, 2006. Equity-based compensation expense for the year ended December 31, 2005 was $3.9 million. This was related to the mark-to-market valuation adjustment for the KEEP Units in conjunction with the initial public offering. Of the $3.9 million expense we incurred in the year ended December 31, 2005, approximately $565,000 was attributable to cost of service revenue and $3.3 million attributable to general and administrative expenses.

Non-operating income

Non-operating income for the year ended December 31, 2006 was $2.0 million, an increase of $1.4 million from $600,000 for the year ended December 31, 2005. The increase in non-operating income is due primarily to $1.0 in proceeds received from the life insurance policy on our former CFO who unexpectedly died in a plane crash after retiring from the Company.

Income Tax Expense

The effective tax rates for the years ended December 31, 2006 and 2005 were 33.4% and 34.7%, respectively. The effective tax rate for the year ended December 31, 2006 decreased due to $1.0 million credit related to the Gulf Opportunity Act. The effective tax rate for the year ended December 31, 2005 was effected by an income tax benefit of $342,000 related to a $900,000 equity-based compensation charge stemming from shares issued by one of the Company’s principal shareholders to an officer of the Company in 2001. At the time, the Company did not believe it would be able to deduct the equity-based compensation charge for income tax purposes. In conjunction with the initial public offering, the Company determined that it would be able to deduct the $900,000 equity-based compensation charge and as a result, has recognized an income tax benefit associated with that charge of $342,000.

Minority Interest and Cooperative Endeavor Allocations

The minority interest and cooperative endeavor allocations expense for the year ended December 31, 2006 was $4.8 million, an increase of $300,000, compared to $4.5 million for the year ended December 31, 2005. Minority interest and cooperative endeavor expense varies depending on the operations of each joint venture.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Service Revenue

Net service revenue for the year ended December 31, 2005 was $152.7 million, an increase of $36.6 million, or 31.5%, from $116.1 million in 2004. For the year ended December 31, 2005 and 2004, 85.6% and 86.3%, respectively, of net service revenue was derived from Medicare. For the year ended December 31, 2005, home-based services accounted for 69.1% of revenue and facility-based services was 30.9% of revenue compared with 70.3% and 29.7%, respectively, for the comparable prior year period.

Home-Based Services.  Net service revenue from the home-based services for the year ended December 31, 2005 was $105.6 million, an increase of $24.0 million, or 29.4%, from $81.6 million for the year ended December 31, 2004. Organic growth in this service sector was approximately $22.0 million, or 27.7%, during the period. Total admissions increased 8.7% to 16,954 during the period, versus 15,601 for the same period in 2004. Organic growth in admissions was 1.2%. Average home-based patient census for the year ended December 31, 2005, increased 32.9% to 7,515 patients as compared with 5,653 patients for the year ended December 31, 2004. Organic growth in home-based patient census was 23.3%. Approximately $5.8 million of the increase in net service revenue was attributable to acquisition or internal development activity during 2004. An additional $7.1 million increase in net service revenue was attributable to acquisition or internal development activity during 2005. The remaining increase of approximately $11.1 million reflects our internal growth. The increase in net service revenue from internal growth resulted in part from a 23.3% increase in organic census from 5,389 in the year ended December 31, 2004 to 6,645 in the year ended December 31, 2005.

	2004	2005	%	2004	2005	%	2004	2005	%
	Revenue	Revenue	Growth	Admits	Admits	Growth	Census	Census	Growth

Organic	$79,486	$101,464	27.7%	15,098	15,279	1.2%	5,389	6,645	23.3%
Acquired	$2,138	$4,123	92.8%	503	1,675	233.0%	264	870	229.5%
Total	$81,624	$105,587	29.4%	15,601	16,954	8.7%	5,653	7,515	32.9%

Facility-Based Services.  Net service revenue from facility-based services for the year ended December 31, 2005, increased $12.7 million, or 36.7%, to $47.1 million compared with $34.5 million for the year ended December 31, 2004. Organic growth in this service sector was approximately $12.9 million, or 38.7%, during the period. The increase in net service revenue resulted in part from a 24.8% increase in the aggregate number of licensed beds at our long-term acute care hospitals and inpatient rehabilitation facilities from 137 beds at December 31, 2004 to 171 beds at December 31, 2005. Additionally, patient days increased 39.5% from 32,023 in the year ended December 31, 2004 to 44,685 in the year ended December 31, 2005. Outpatient visits increased 49.1% to 41,877 at December 31, 2005, compared with 28,092 for the year ended December 31, 2004, due to the acquisition of two outpatient clinics in 2004. Approximately $8.9 million of the increase in net service revenue was attributable to acquisition activity during 2004 while $0.9 million was attributable to acquisition activity during 2005. The remaining increase of approximately $2.8 million reflects our internal growth.

				2004	2005
	2004	2005	%	Patient	Patient	%	2004	2005	%
	Revenue	Revenue	Growth	Days	Days	Growth	Discharges	Discharges	Growth

Organic	$33,310	$46,190	38.7%	32,023	44,381	38.6%	783	1,596	103.8%
Acquired	$1,156	$934	(19.2)%	—	304	—%	—	42	—%
Total	$34,466	$47,124	36.7%	32,023	44,685	39.5%	783	1,638	109.2%

Cost of Service Revenue

Cost of service revenue for the year ended December 31, 2005 was $79.6 million, an increase of $21.9 million, or 38.0%, from $57.7 million for the year ended December 31, 2004. Cost of service revenue represented approximately 52.1% and 49.7% of our net service revenue for the years ended December 31, 2005 and 2004, respectively.

Home-Based Services.  Cost of service revenue from the home-based services for the year ended December 31, 2005 was $51.3 million, an increase of $11.9 million, or 30.1%, from $39.4 million for the year ended December 31, 2004. Approximately $9.4 million of this increase resulted from an increase in salaries and benefits, of which $2.4 million was incurred as a result of acquisition or development activity during 2004. The increase in salaries and benefits expense due to internal growth accounted for approximately $2.5 million of the increase in this category. The remaining increase in salaries and benefits expense was attributable to 2005 acquisitions of $4.5 million. Supplies and services expense and transportation expense contributed $1.1 million and $1.4 million, respectively, to the increase in cost of service revenue. Cost of service revenue for the year ended December 31, 2005 represented 48.5% of our net service revenue compared to 48.3% during the year ended December 31, 2004.

Facility-Based Services.  Cost of service revenue from the facility-based services for the year ended December 31, 2005 was $28.4 million, an increase of $10.1 million, or 55.2%, from $18.3 million for the year ended December 31, 2004. Approximately $7.0 million of this increase resulted from an increase in salaries and benefits. Of this increase in salaries and benefits, $3.3 million was incurred as a result of acquisition and internal development activity during 2004 and $300,000 from acquisition and internal development activity in 2005. The increase in salaries and benefits expense from internal growth within our facility-based services segment amounted to $3.4 million. Supplies and services expense contributed approximately $3.4 million of the increase in cost of service revenue which was offset by a $300,000 decrease in transportation expense. Cost of service revenue for the year ended December 31, 2005 represented 60.2% of our net service revenue compared to 53.0% during the year ended December 31, 2004.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2005 were $45.7 million, an increase of $10.5 million, or 29.8%, from $35.2 million for the year ended December 31, 2004. General and administrative expenses represented approximately 29.9% and 30.3% of our net service revenue for the years ended December 31, 2005 and 2004, respectively.

Home-Based Services.  General and administrative expenses from the home-based services for the year ended December 31, 2005 were $33.7 million, an increase of $8.4 million, or 33.4%, from $25.2 million for the year ended December 31, 2004. Approximately $2.1 million of this increase was attributable to acquisition or internal development activity during 2004. Internal growth accounted for approximately $3.7 million and the remaining $2.6 million of the increase in general and administrative expense was due to acquisition and internal development activity during the 2005 period. Included in these increases is an increase to bad debt expense of $1.2 million to provide for receivables that aged during our billing system conversion. General and administrative expenses in the home-based segment for the year ended December 31, 2005 represented 31.9% of our net service revenue compared to 30.9% during the year ended December 31, 2004.

Facility-Based Services.  General and administrative expenses from the facility-based services for the year ended December 31, 2005 were $12.0 million, an increase of $2.1 million, or 20.8%, from $9.9 million for the year ended December 31, 2004. The majority, or $2.9 million, of the increase was attributable to the increased acquisition and internal development activity during the 2004 period. Acquisition and internal development activity during the 2005 period accounted for $400,000 of the increase. These increases were offset by a decrease in internal growth of $1.2 million due to cost-cutting measures. General and administrative expenses in the facility-based segment for the year ended December 31, 2005 represented 25.5% of our net service revenue compared to 28.8% during the year ended December 31, 2004.

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

Liquidity and Capital Resources

Our principal source of liquidity for our operating activities is the collection of our accounts receivable, most of which are collected from governmental and third party commercial payors. Our reported cash flows from operating activities are impacted by various external and internal factors, including the following:

•	Operating Results — Our net income has a significant impact on our operating cash flows. Any significant increase or decrease in our net income could have a material impact on our operating cash flows.

•	Start Up Costs — Following the completion of an acquisition, we generally incur substantial start up costs in order to implement our business strategy. There is generally a delay between our expenditure of these start up costs and the increase in net service revenue, and subsequent cash collections, which adversely affects our cash flows from operating activities.

•	Timing of Payroll — Our employees are paid bi-weekly on Fridays; therefore, operating cash flows decline in reporting periods that end on a Friday. Conversely, for those reporting periods ending on a day other than Friday, our cash flows are higher because we have not yet paid our payroll.

•	Medical Insurance Plan Funding — We are self funded for medical insurance purposes. Any significant changes in the amount of insurance claims submitted could have a direct impact on our operating cash flows.

•	Medical Supplies — A significant expense associated with our business is the cost of medical supplies. Any increase in the cost of medical supplies, or in the use of medical supplies by our patients, could have a material impact on our operating cash flows.

Cash used in investing activities is primarily for acquisitions of home nursing agencies, while cash provided by financing activities is derived from the proceeds from our issuance of common stock.

Operating activities during the year ended December 31, 2006 provided $21.8 million in cash compared to $6.8 million for year ended December 31, 2005. Net income provided cash of $20.6 million. Non-cash items such as depreciation and amortization, provision for bad debts, equity-based compensation, directors’ restricted stock expense, minority interest in earnings of subsidiaries, deferred income taxes and gain on sale of assets totaled $10.1 million. Changes in operating assets and liabilities, excluding cash, offset these non-cash charges.

Days sales outstanding, or DSO, for the year ended December 31, 2006, was 68 days compared with 65 days for the same period in 2005. DSO, when adjusted for acquisitions and unbilled accounts receivables, was 59 days. The adjustment takes into account $6.1 million of unbilled receivables that the Company is delayed in billing at this time due to the lag time in receiving the change of ownership after acquiring companies. For the comparable period in 2005, adjusted DSO was 60 days, taking into account $2.3 million in unbilled accounts receivable.

Investing activities used $27.5 million and $12.5 million in cash for the year ended December 31, 2006 and 2005, respectively. In the year ended December 31, 2006, cash provided by investing activities was $1.4 million from the sale of an extended care operation and a home nursing agency, offset in part by cash used of $3.9 million for the purchases of property and equipment and $25.0 million in the cost of acquisitions.

Financing activities provided for $15.2 million and $20.3 in the year ended December 31, 2006 and 2005, respectively. Cash provided by financing activities in the year ended December 31, 2006 included $21.0 million in proceeds from the follow-on public offering. This increase was offset by cash used in financing activities in the year ended December 31, 2006 which included net principal payments on debt and capital leases of $1.6 million, offering costs incurred of $300,000 and minority interest distributions of $4.2 million.

At December 31, 2006, we had working capital of $68.4 million compared to $49.2 million at December 31, 2005, an increase of $19.2 million. This increase in working capital was due primarily to proceeds from the follow-on public offering and increases in accounts receivable due to increased revenue.

Offering Proceeds

The Company completed its initial public offering on June 14, 2005. The net offering proceeds received by us, after deducting the total expenses of $7,393,000 (including $3,430,000 in underwriting discounts and commissions), were approximately $41,607,000. As of December 31, 2006, $21.9 million of the net offering proceeds have been used to repay the following indebtedness: (1) $21.1 million on the credit facility, bearing interest at prime plus 1.5% and due April 10, 2010, with Residential Funding Corporation; (2) $643,000 of outstanding obligations under our loan agreement, bearing interest at 12.0% and due July 1, 2006, with The Catalyst Fund, Ltd. and Southwest/Catalyst Capital, Ltd.; and (3) approximately $178,000 of outstanding indebtedness assumed by us in connection with acquisitions completed by us in 2004. Additionally, $3.3 million has been used to pay minority interest holders for their interests and $14.0 million has been used to fund acquisitions since the initial public offering.

On July 19, 2006, the Company closed its follow-on public offering of 4,000,000 shares of common stock at a price of $19.25 per share. Of the 4,000,000 shares of common stock offered, 1,000,000 shares were offered by the Company, with the remaining 3,000,000 shares of common stock sold by the selling stockholders identified in the prospectus supplement. The underwriters exercised an over-allotment of an additional 600,000 shares, 150,000 of which were sold by the Company. The additional net cash provided to the Company from this offering after deducting expenses and underwriting discounts and commissions amounted to approximately $21 million.

On July 31, 2006, the Company used approximately $14.7 million of the proceeds from its follow on public offering in order to acquire the Kentucky-based assets of Lifeline Home Health Care, a privately-held company based in Somerset, Kentucky.

Indebtedness

Our total long-term indebtedness was $3.8 million at December 31, 2006 and $5.4 million at December 31, 2005, respectively, including the current portions of $700,000 and $1.8 million. In April 2005, we entered into an amended and restated senior secured credit facility with Residential Funding Corporation due April 15, 2010. We, together with certain of our subsidiaries, may become borrowers under the credit facility. Our obligations and the obligations of our subsidiary borrowers under our credit facility agreement are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries and affiliates) and the assets of those subsidiaries and affiliates.

Our credit facility makes available to us up to $22.5 million in revolving loans. The total availability may be increased up to a maximum of $25.0 million, subject to certain terms and conditions. Total availability under our credit facility may be limited from time to time based on the value of our receivables. As of December 31, 2006, we had no outstanding balance under our credit facility.

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

In the third majority owned subsidiary, St. Landry Extended Care Hospital, (“St. Landry”), the put option allows the minority interest holders to convert their minority interests into shares of the Company based upon St. Landry’s EBITDA for the prior fiscal year in relation to the Company’s EBITDA over the same period. The put option became exercisable by the minority interest holders in St. Landry upon the completion of the IPO. However, due to applicable laws and regulations, the minority interest holders can not convert their minority interests in St. Landry unless certain conditions are met including, but not limited to, the Company having stockholders’ equity in excess of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years. If the St. Landry minority interest holders do not or are unable to convert their minority interests into shares of the Company, the minority interest holders shall have the option to redeem their minority interests at any time following thirty days after the IPO for cash consideration equal to the value of the shares the minority interest holders would have received if they had converted their minority interests into shares of the Company multiplied by the average closing price of the Company’s shares for the thirty days preceding the date of the minority interest holders’ exercise of the redemption option. As of December 31, 2006, the Company has exceeded $75 million in stockholders’ equity. As of March 14, 2007, approximately 76.5% of the doctors have converted their minority interests to cash.

The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and EITF Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allowed the minority interest holders in St. Landry’s to have their interests redeemed for cash upon the completion of the IPO, and therefore, the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry’s interests at June 30, 2005. In September 2005, certain minority interest holders redeemed their interests in St. Landry’s. This resulted in a cash payment of approximately $214,000. In connection with the partial redemption of certain minority interest in September 2005, we decreased our minority interests by approximately $149,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $214,000 to represent the value of the minority interests redeemed. Also at the end of the September 30, 2005 quarter, we recorded a mark to market charge of $404,000.

In November 2005, the agreement was amended to allow minority interest holders to redeem their minority interests based on the St. Landry’s rolling twelve month EBITDA in relation to the Company’s EBITDA over the same period. At December 31, 2005, the Company recorded an additional mark to market benefit of $266,000 to mark the liability to redemption value at the end of the quarter.

In connection with the partial redemption of certain minority interest in the year ended December 31, 2006, we decreased one minority interest by approximately $1.0 million and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $979,000 to represent the value of the minority interest redeemed. Also for the year ended December 31, 2006, we recorded a mark-to-market benefit of $124,000.

Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2006:

	Payment due by period
		Less Than			More Than
Contractual Cash Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt (includes line of credit)	$3,479	$428	$854	$534	$1,663
Capital lease obligations	358	211	147	—	—
Operating leases	12,849	5,191	5,263	1,420	975

Total contractual cash obligations	$16,686	$5,830	$6,264	$1,954	$2,638

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship we had with the operating entity:

	2006	2005	2004

Wholly owned subsidiaries	39.2%	33.6%	41.7%
Equity joint ventures	45.7	50.1	40.3
Cooperative endeavors	1.5	2.0	5.3
License leasing arrangements	11.0	11.4	11.1
Management services	2.6	2.9	1.6

	100.0%	100.0%	100.0%

The following discussion sets forth our consolidation policy with respect to our equity joint ventures, cooperative endeavors, license leasing arrangements and management services agreements.

Equity Joint Ventures

Our equity joint ventures are structured as limited liability companies in which we typically own a majority equity interest ranging from 51.0% to 99.0%. Each member of all but one of our equity joint ventures participates in profits and losses in proportion to their equity interests. We have one equity joint venture partner whose participation in losses is limited. We consolidate these entities, as we absorb a majority of the entities’ expected losses, receive a majority of the entities’ expected residual returns and generally have voting control.

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

At December 31, 2006, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 10.3%. For the year ended December 31, 2006, the provision for doubtful accounts increased to 2.2% of net service revenue compared to 2.1% of net service revenue for the same period in 2005. Adverse changes in general economic conditions, billing operations, payor mix, or trends in federal or state governmental coverage could affect our collection of accounts receivable, cash flows and results of operations.

The following table sets forth our aging of accounts receivable (based on the billing date) as of December 31, 2006:

Payor	0-30	31-60	61-90	91-120	121-150	151+	Total
	(In thousands)

Medicare	$15,944	$2,516	$1,688	$1,581	$1,587	$6,379	$29,695
Medicaid	1,740	1,058	666	585	633	2,843	7,525
Other	2,947	1,799	1,980	1,366	1,091	9,395	18,578

Total	$20,631	$5,373	$4,334	$3,532	$3,311	$18,617	$55,798

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

Included in intangible assets are other intangible assets such as licenses to operate home-based and/or facility-based services and trade names. The Company has valued these intangible assets separately from goodwill for each acquisition completed during the year ended December 31, 2006. The Company has concluded that these licenses and trade names have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the licenses and uses these trade names indefinitely. Prior to January 1, 2006, the Company elected to recognize the fair value of indefinite-lived licenses and trade names together with goodwill as a single asset for financial reporting purposes.

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

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) adopted Staff Accounting Bulletin No. 108 (“SAB No. 108”), which expresses the SEC’s staff views on the process of quantifying financial statement misstatements. SAB 108 requires that registrants consider evaluating errors under both the “rollover” and “iron curtain” approaches to determine if such errors are material, thus requiring a restatement to prior period financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and allowed the registrant to avoid restating prior period financial statements for such errors that are governed by SAB 108 if the registrant properly disclosed such errors in its financial statement during the period of adoption. The Company adopted this new standard as of December 31, 2006 and it did not have an impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of this new standard and has not concluded its analysis on the impact to the Company’s consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2006, we had cash of $26.9 million, which consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not be expected to have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

Our exposure to market risk relates to changes in interest rates for borrowings under the new senior secured credit facility we entered into in April 2005. A hypothetical 100 basis point adverse move (increase) in interest rates would not have materially affected the interest expense for the year ended December 31, 2006 since there were no amounts outstanding on the credit agreement during this period.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and financial statement schedules in Part IV, Item 15 of this report are incorporated by reference into this Item 8.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f)/15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

In connection with the 2005 audit of our financial statements and management’s required assessment of our disclosure controls and procedures, Ernst & Young, LLP, our independent registered public accounting firm, issued a management letter which noted a material weakness in our internal control over financial reporting relating to preventing posting errors within the patient billing system for certain rebilled accounts, specifically, that our personnel lacked sufficient knowledge and experience in our billing and revenue management software and we did not establish appropriate controls to detect or correct errors relating to these rebilled transactions. The correction of these posting errors resulted in a $900,000 increase to revenue for the year ended December 31, 2005. The potential effects of these posting errors on our financial statements issued during the interim periods of 2005 were not material. Subsequent to identifying this material weakness, we initiated the process of improving our internal controls over rebilled transactions through the requirement of additional training on our software for those individuals recording these transactions, the implementation of strict procedural controls and documentation requirements over rebilled transactions, and newly established monitoring, review and approval controls over these transactions. The processes that we have implemented in our internal controls over rebilled transactions have remedied the issue and as of December 31, 2006, no material weaknesses in our internal control over financial reporting were identified in the 2006 audit.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP. Ernst & Young has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The report is included herein.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-a5(f) under the Exchange Act, as amended) that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM —
INTERNAL CONTROL OVER FINANCIAL REPORTING

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
LHC GROUP, INC.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LHC Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LHC Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that LHC Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, LHC Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LHC Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 14, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

New Orleans, Louisiana
March 14, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The information required by this Item is incorporated by reference to the sections entitled “Directors and Executive Officers” in the definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference to the sections entitled “Directors and Executive Officers” in the definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders.

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

The information required by this Item is incorporated by reference to the sections entitled “Executive Compensation” in the definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Managers

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of Shares
	Number of Shares to		Remaining Available
	be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding Price	Compensation Plans
	Options, Warrants,	of Outstanding	(Excluding Securities
Plan Category	and Rights	Rights	Reflected in Column(a))

Equity compensation plans approved by Stockholders:	21,000	17.45	1,108,688	(1)
Equity compensation plans not approved by Stockholders:	—	—	—

Total	21,000	17.45	1,108,688

(1)	865,784 of these shares are reserved under the LHC Group, Inc. 2005 Long-Term Incentive Plan and are available for issuance pursuant to the exercise or grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares or unrestricted stock. 242,904 of these shares are reserved and available for issuance under the 2006 LHC Group, Inc. Employee Stock Purchase Plan.

Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the sections entitled “Principal Accounting Fees and Services” in the definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents to be filed with Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedules

There are no financial statement schedules included in this report.

(3) Exhibits

The Exhibits are listed in the Index of Exhibits Required by Item 601 of Regulation S-K included herewith, which is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LHC Group, Inc.

We have audited the accompanying consolidated balance sheets of LHC Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LHC Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LHC Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007, expressed an unqualified opinion thereon.

Ernst & Young LLP

New Orleans, Louisiana
March 14, 2007

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2006	2005

ASSETS
Current assets:
Cash	$26,877	$17,398
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $5,769, and $2,544 at December 31, 2006 and 2005, respectively	50,029	34,810
Other receivables	3,367	3,365
Employee receivables	34	1,888
Amounts due from governmental entities	2,518	4,519

	55,948	44,582
Deferred income taxes	1,935	152
Income taxes recoverable	—	869
Prepaid expenses and other current assets	4,120	3,714
Assets held for sale	1,171	—

Total current assets	90,051	66,715
Property, building, and equipment, net	11,705	10,224
Goodwill	39,681	26,103
Intangible assets, net	8,262	—
Other assets	2,995	1,576

Total assets	$152,694	$104,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$5,903	$6,474
Salaries, wages, and benefits payable	10,572	6,124
Amounts due to governmental entities	3,223	3,080
Amounts payable under cooperative endeavor agreements	51	37
Income taxes payable	1,219	—
Current portion of capital lease obligations	211	400
Current portion of long-term debt	428	1,406

Total current liabilities	21,607	17,521
Deferred income taxes	2,104	1,573
Capital lease obligations, less current portion	147	347
Long-term debt, less current portion	3,051	3,274
Minority interests subject to exchange contracts and/or put options	317	1,511
Other minority interests	3,579	1,948
Stockholders’ equity:
Common stock — $0.01 par value: 40,000,000 shares authorized; 20,682,317 and 19,507,887 shares issued and 17,732,258 and 16,557,828 shares outstanding at December 31, 2006 and 2005, respectively	177	166
Treasury stock — 2,950,059 shares at cost at December 31, 2006 and 2005	(2,856)	(2,856)
Additional paid-in capital	80,273	58,596
Retained earnings	44,295	22,538

Total stockholders’ equity	121,889	78,444

Total liabilities and stockholders’ equity	$152,694	$104,618

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2006	2005	2004

Net service revenue	$215,248	$152,711	$116,090
Cost of service revenue	109,851	79,607	57,672

Gross margin	105,397	73,104	58,418
General and administrative expenses	71,125	45,663	35,168
Equity-based compensation expense(1)	—	3,856	1,788

Operating income	34,272	23,585	21,462
Interest expense	325	1,059	1,328
Non-operating (income) loss, including gain or loss on sales of assets	(2,033)	(574)	13

Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	35,980	23,100	20,121
Income tax expense	10,417	6,538	6,111
Minority interest and cooperative endeavor allocations	4,795	4,545	4,158

Income from continuing operations	20,768	12,017	9,852
Loss from discontinued operations (net of income taxes of $497, $1,174, and $17 in the years ended December 31, 2006, 2005, and 2004, respectively)	(811)	(1,915)	(851)
Gain on sale of discontinued operations (net of income taxes of $390 and $195 for the year ended December 31, 2006 and 2004, respectively)	637	—	312

Net income	20,594	10,102	9,313
Change in the redemption value of redeemable minority interests	1,163	(1,476)	—

Net income available to common stockholders	$21,757	$8,626	$9,313

Earnings per share — basic:
Income from continuing operations	$1.21	$0.82	$0.82
Loss from discontinued operations, net	(0.05)	(0.13)	(0.07)
Gain on sale of discontinued operations, net	0.04	—	0.02

Net income	1.20	0.69	0.77
Change in the redemption value of redeemable minority interests	0.07	(0.10)	—

Net income available to common shareholders	$1.27	$0.59	$0.77

Earnings per share — diluted:
Income from continuing operations	$1.21	$0.82	$0.81
Loss from discontinued operations, net	(0.05)	(0.13)	(0.07)
Gain on sale of discontinued operations, net	0.04	—	0.02

Net income	1.20	0.69	0.76
Change in the redemption value of redeemable minority interests	0.07	(0.10)	—

Net income available to common shareholders	$1.27	$0.59	$0.76

Weighted average shares outstanding:
Basic	17,090,583	14,628,737	12,085,154
Diluted	17,104,660	14,684,639	12,145,150

(1)	Equity-based compensation is allocated as follows:

	2006	2005	2004

Cost of service revenue	$—	$565	$58
General and administrative expenses	—	3,291	1,730

Total equity-based compensation expense	$—	$3,856	$1,788

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)

						Notes
	Common Stock				Additional	Receivable
	Issued		Treasury		Paid-In	From	Retained
	Amount	Shares	Amount	Shares	Capital	Officer	Earnings	Total

Balances at January 1, 2004	$121	15,000,004	$(782)	2,914,850	$2,361	$—	$5,209	$6,909
Net income	—	—	—	—	—	—	9,313	9,313
Sale of shares to officer in exchange for note	—	—	40	(150,000)	683	(123)	—	600
Rescission of share sale to officer	—	—	(1,500)	150,000	1,377	123	—	—
Dividends to stockholders ($0.039 per share)	—	—	—	—	—	—	(471)	(471)

Balances at December 31, 2004	121	15,000,004	(2,242)	2,914,850	4,421	—	14,051	16,351
Net income	—	—	—	—	—	—	10,102	10,102
Dividends to stockholders ($0.009 per share)	—	—	—	—	—	—	(139)	(139)
Sale of 3,500,000 shares of common stock at the initial public offering price of $14 per share, net of underwriting discount and offering costs of $7,393	35	3,500,000	—	—	41,572	—	—	41,607
Issuance of common stock to two joint venture partners upon conversion of their equity interests into shares of common stock	5	518,036	—	—	7,247	—	—	7,252
Issuance of common stock upon conversion of outstanding KEEP units	5	481,680	—	—	5,239	—	—	5,244
Issuance of 8,167 shares of vested restricted stock	—	8,167	—	—	117	—	—	117
Treasury shares redeemed for payment of income taxes	—	—	(614)	35,209	—	—	—	(614)
Recording minority interest in joint venture at redemption value	—	—	—	—	—	—	(1,476)	(1,476)

Balances at December 31, 2005	166	19,507,887	(2,856)	2,950,059	58,596	—	22,538	78,444
Net income	—	—	—	—	—	—	20,594	20,594
Sale of 1,150,000 shares of common stock at $19.25 per share, net of underwriting discount and offering costs of $1,403	11	1,150,000	—	—	20,711	—	—	20,722
Stock option compensation	—	—	—	—	128	—	—	128
Exercise of stock options	—	8,000	—	—	165	—	—	165
Nonvested stock compensation	—	—	—	—	484	—	—	484
Issuance of 1,167 shares of vested restricted stock	—	1,167	—	—	23	—	—	23
Issuance of nonvested stock	—	8,167	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	7,096	—	—	166	—	—	166
Change in redemption value of redeemable minority interest	—	—	—	—	—	—	1,163	1,163

Balances at December 31, 2006	$177	20,682,317	$(2,856)	2,950,059	$80,273	$—	$44,295	$121,889

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended December 31,
	2006	2005	2004

Operating activities
Net income	$20,594	$10,102	$9,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,427	1,751	1,021
Provision for bad debts	4,778	3,188	1,556
Equity based compensation expense	—	3,856	1,788
Stock based compensation expense	635	177	—
Minority interest in earnings of subsidiaries	4,471	4,527	3,304
Deferred income taxes	(1,253)	673	(85)
Gain on divestitures and sale of assets	(979)	(211)	(339)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(15,625)	(14,478)	(10,945)
Prepaid expenses, other assets	(1,466)	(196)	(648)
Accounts payable and accrued expenses	6,022	(2,681)	1,480
Net amounts due under cooperative endeavor agreements	14	172	(415)
Net amounts due governmental entities	2,144	(105)	532

Net cash provided by operating activities	21,762	6,775	6,562
Investing activities
Purchases of property, building, and equipment	(3,938)	(2,134)	(4,144)
Proceeds from sale of property and equipment	7	—	180
Proceeds from sale of entities	1,440	730	470
Cost of acquisitions, primarily goodwill, intangible assets and patient accounts receivable	(25,009)	(11,137)	(1,700)

Net cash used in investing activities	(27,500)	(12,541)	(5,194)
Financing activities
Issuance of common stock, net of underwriting discounts of $1,104 in 2006 and $3,430 in 2005	21,033	45,570	—
Dividends paid	—	(227)	(445)
Principal payments on debt	(1,201)	(2,937)	(1,625)
Payments on capital leases	(389)	(1,105)	(446)
Proceeds from issuance of debt	—	24	1,205
Net (payments) proceeds from lines of credit and revolving debt arrangements	—	(14,288)	5,478
Offering costs incurred	(311)	(2,224)	(1,739)
Proceeds from exercise of stock options	135	—	—
Proceeds from issuance of common stock under ESPP	140	—	—
Minority interest contributions, net of (distributions)	(4,190)	(4,560)	(2,610)

Net cash provided by (used in) financing activities	15,217	20,253	(182)

Change in cash	9,479	14,487	1,186
Cash at beginning of period	17,398	2,911	1,725

Cash at end of period	$26,877	$17,398	$2,911

Supplemental disclosures of cash flow information
Interest paid	$342	$1,068	$1,344

Income taxes paid	$9,370	$5,821	$5,783

Supplemental disclosure of non-cash transactions:

In the year ended December 31, 2006 the company sold a clinic for promissory notes totaling $946 and recognized a loss on the sale of $28.

In the year ended December 31, 2005, the Company issued common stock valued at $7,252 to two joint venture partners upon the acquisition of their minority interest. Additionally, the Company’s shareholder’s equity from the initial public offering was reduced by offering costs incurred by the Company of $3,951. The Company financed the purchase of an airplane for $3.0 million. The Company also financed the purchase of various types of insurance in the amount of $2.2 million.

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

LHC Group, Inc. (the “Company”) is a healthcare provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries in rural markets in the southern United States. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals and outpatient rehabilitation clinics. The Company, through its wholly and majority-owned subsidiaries, equity joint ventures, and controlled affiliate, currently operates in Louisiana, Mississippi, Arkansas, Alabama, Texas, West Virginia, Kentucky, Florida, Tennessee, and Georgia.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the reported revenue and expenses during the reported period. Actual results could differ from those estimates.

Critical Accounting Policies

The most critical accounting policies relate to the principles of consolidation, revenue recognition, accounts receivable and allowances for uncollectible accounts, and accounting for goodwill and intangible assets.

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

The following describes the Company’s consolidation policy with respect to its various ventures excluding wholly owned subsidiaries:

Equity Joint Ventures

The Company’s joint ventures are structured as limited liability companies in which the Company typically owns a majority equity interest ranging from 51% to 99%. Each member of all but one of the Company’s equity joint ventures participates in profits and losses in proportion to their equity interests. The Company has one joint venture partner whose participation in losses is limited. The Company consolidates these entities as the Company absorbs a majority of the entities’ expected losses, receives a majority of the entities’ expected residual returns and generally has voting control over the entity.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	2006	2005	2004

Wholly owned subsidiaries	39.2%	33.6%	41.7%
Equity joint ventures	45.7	50.1	40.3
Cooperative endeavors	1.5	2.0	5.3
License leasing arrangements	11.0	11.4	11.1
Management services	2.6	2.9	1.6

	100.0%	100.0%	100.0%

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

For hospice services the Company is paid by Medicare under a per diem payment system. The Company receives one of four predetermined daily or hourly rates based upon the level of care the Company furnished. The Company records net service revenue from hospice services based on the daily or hourly rate. The Company recognizes revenue for hospice as services are provided.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net service revenue was comprised of the following:

	2006	2005	2004

Home-based services	76.5%	69.1%	70.3%
Facility-based services	23.5	30.9	29.7

	100.0%	100.0%	100.0%

The following table sets forth the percentage of net service revenue earned by category of payor:

	2006	2005	2004

Payor:
Medicare	81.6%	85.6%	86.3%
Medicaid	6.1	6.0	4.8
Other	12.3	8.4	8.9

	100.0%	100.0%	100.0%

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

Hospice Services.  The Company’s Medicare hospice reimbursement is based on an annually-updated prospective payment system. Hospice payments are also subject to two caps. One cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services. The second cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. We have not received notification that any of our hospices have exceeded the cap on inpatient care seniors during 2006. None of the Company’s hospices exceeded either cap during the year ended December 31, 2005, or 2004.

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

A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for accelerated payment (“RAP”). The Company submits a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed. The RAP received for that particular episode is deducted from the final payment. If the final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAP’s received for that episode will be recouped by Medicare from any other claims in process for that particular provider. The RAP and final

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment must then be resubmitted. For any subsequent episodes of care contiguous with the first episode for a particular patient, the Company submits a RAP for 50% instead of 60% of the estimated reimbursement. The remaining 50% reimbursement is requested upon completion of the episode. The Company has earned net service revenue in excess of billings rendered to Medicare. Only a nominal portion of the amounts due to the Medicare program represent cash collected in advance of providing services.

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

Included in intangible assets, net are other intangible assets such as licenses to operate home-based and/or facility-based services and trade names. The Company has valued these intangible assets separately from goodwill for each acquisition completed during the year ended December 31, 2006. The Company has concluded that these licenses and trade names have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the licenses and use these trade names indefinitely. Prior to January 1, 2006, the Company elected to recognize the fair value of indefinite-lived licenses and trade names together with goodwill as a single asset for financial reporting purposes.

Components of the Company’s home nursing operating segment are generally represented by individual subsidiaries or joint ventures with individual licenses to conduct specific operations within geographic markets as limited by the terms of each license. Components of the Company’s facility-based services are represented by individual operating entities. Effective January 1, 2004, management aggregates the components of these two segments into two reporting units for purposes of evaluating impairment.

Other Significant Accounting Policies

Due to/from Governmental Entities

Prior to October 1, 2000, the Company recorded Medicare home nursing services revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Additionally, the Company’s critical access hospital and long-term acute care hospitals are reimbursed for certain activities based on tentative rates. Final reimbursement is determined based on submission of annual cost reports and audits by the fiscal intermediary. Adjustments are accrued on an estimated basis in the period the related services were rendered and further adjusted as final settlements are determined. These adjustments are accounted for as changes in estimates. There have been no significant changes in estimates during the twelve months ended December 31, 2006 and 2005.

Property, Building, and Equipment

Property, building, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, generally ranging from three to ten years and up to thirty-nine years on buildings. Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $2.4 million, $1.8 million, and $1.0, respectively.

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

Several of the Company’s home health agencies have cooperative endeavor agreements with third parties that allow the third parties to be paid or recover a fee based on the profits or losses of the respective agencies. The Company accrues for the settlement of the third party’s profits or losses during the period the amounts are earned. Under the agreements, the Company has incurred net amounts due to the third parties of $246,000, $316,000, and $753,000 for the twelve months ended December 31, 2006, 2005 and 2004, respectively. The cooperative endeavor agreements have terms expiring through June 2008.

For agreements where the third party is a healthcare institution, the agreements typically require the Company to lease building and equipment and receive housekeeping and maintenance from the healthcare institutions. Ancillary services related to these arrangements are also typically provided by the healthcare institution.

Minority Interest Subject to Exchange Contracts and/or Put Options

During 2004, in conjunction with the acquisition/sale of joint venture interests, the Company entered into agreements with minority interest holders in three of its majority owned subsidiaries that allowed these minority interest holders to put their minority interests to the Company in the event the Company is sold, merged or otherwise acquired or completes an initial public offering (“IPO”). These put options were deemed to be part of the underlying minority interest shares, thus rendering the shares to be puttable shares. In September and November of 2004, the Company entered into forward exchange contracts with the minority interest holders in two of these subsidiaries, Acadian Home Health Care Services, LLC (“Acadian”) and Hebert, Thibodeaux, Albro and Touchet Therapy Group, Inc. (“Hebert”) which required the minority interest holders in these subsidiaries to sell their interests to the Company in the event of an IPO. In conjunction with the Company’s IPO, the forward exchange contracts were consummated and the minority interest holders of Acadian and Hebert sold their minority interests to the Company in exchange for cash and shares of the Company’s common stock. The Company paid approximately $2.2 million under these forward exchange contracts.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the third majority owned subsidiary, St. Landry Extended Care Hospital, (“St. Landry”), the put option allows the minority interest holders to convert their minority interests into shares of the Company based upon St. Landry’s EBITDA for the prior fiscal year in relation to the Company’s EBITDA over the same period. The put option became exercisable by the minority interest holders in St. Landry upon the completion of the IPO. However, due to applicable laws and regulations, the minority interest holders can not convert their minority interests in St. Landry unless certain conditions are met including, but not limited to, the Company having stockholders’ equity in excess of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years. If the St. Landry minority interest holders do not or are unable to convert their minority interests into shares of the Company, the minority interest holders shall have the option to redeem their minority interests at any time following thirty days after the IPO for cash consideration equal to the number of shares the minority interest holders would have received if they had converted their minority interests into shares of the Company multiplied by the average closing price of the Company’s shares for the thirty days preceding the date of the minority interest holders’ exercise of the redemption option. As of December 31, 2006, the Company has exceeded $75 million in stockholders’ equity. As of March 14, 2007, approximately 76.5% of the doctors have converted their minority interests to cash.

The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and EITF Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount. As noted above, the St. Landry put option allowed the minority interest holders in St. Landry’s to have their interests redeemed for cash upon the completion of the IPO and, therefore, the Company recorded an adjustment of approximately $1.5 million to minority interests subject to exchange contracts and/or put options and to retained earnings which represents the redemption value of St. Landry interests at June 30, 2005. In September 2005, certain minority interest holders redeemed their interests in St. Landry’s. This resulted in a cash payment of approximately $214,000. In connection with the partial redemption of certain minority interest in September 2005, we decreased our minority interests by approximately $149,000 and increased our retained earnings by the same amount. Simultaneously, we recorded goodwill of $214,000 to represent the value of the minority interests redeemed. Also at the end of the September 30, 2005 quarter, we recorded a mark to market charge of $404,000.

In November 2005, the agreement was amended to allow minority interest holders to redeem their minority interests based on the St. Landry’s rolling twelve month EBITDA in relation to the Company’s EBITDA over the same period. At December 31, 2005, the Company recorded an additional mark to market benefit of $266,000 to mark the liability to redemption value at the end of the quarter.

In connection with the partial redemption of certain minority interest in the year ended December 31, 2006, the Company decreased minority interest by approximately $1,039,000 and increased retained earnings by the same amount. Simultaneously, The Company recorded goodwill of $979,000 to represent the value of the minority interest redeemed. Also for the year ended December 31, 2006, the Company recorded a mark to market benefit of $124,000.

Equity-Based Compensation Expense

During 2003, the Company began sponsoring a Key Employee Equity Participation (“KEEP”) Plan whereby certain individuals were granted participation equity units (“KEEP Units”). The KEEP Plan was terminated in conjunction with the initial public offering when the outstanding units were converted to 481,680 shares of common stock. The KEEP Plan functioned as a stock appreciation rights plan whereby an individual was entitled to receive, on a per KEEP Unit basis, the increase in estimated fair value of the

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock from the date of grant until the date that the employee dies, retires, or is terminated for other than cause. Accordingly, the KEEP Units were subject to variable accounting until such time as the obligation to the employee was settled. The Company had a call right, under which, it could purchase all or a portion of the KEEP Units. The individuals receiving KEEP Units vested in those rights in a graded manner over a five-year period and, accordingly, the Company recorded compensation expense for the vested portion of the KEEP Units. The KEEP Units had no exercise price.

Compensation expense, and a corresponding increase in paid-in capital, was also recognized each period for any change in value associated with certain KEEP Units that were held by an officer of the Company.

In conjunction with the initial public offering, the outstanding KEEP Units were converted to common stock. In conjunction with this conversion, the Company incurred a charge to equity based compensation of approximately $3.0 million. For the years ended December 31, 2005 and 2004, the Company recorded approximately $3.9 million and $1.8 million respectively in equity based compensation related to the KEEP Units. There was no equity based compensation related to the KEEP units recorded for the year ended December 31, 2006.

Stock-based Compensation

The Company adopted Statement of Financial Accounting Standards (SFAS) No.  123(R) (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, on January 1, 2006 using the modified prospective method. This method requires compensation cost to be recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Under this method, prior periods are not restated to reflect the impact of adopting the new standard.

Prior to adopting SFAS No. 123R, the Company accounted for issuances of restricted stock and stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Accordingly, the Company did not recognize compensation cost in the Consolidated Statements of Income for years prior to adoption of SFAS No. 123R in connection with the issuance of the stock options, as the options granted had an exercise price equal to the market value of the Company’s common stock on the date of grant. The Company did recognize compensation cost in connection with the issuance of restricted stock.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following proforma information illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted in all periods presented. For purposes of this proforma disclosure, the value of the options is estimated using the Black-Scholes option pricing formula and amortized to expense over the options’ vesting period (in thousands, except per share amounts):

	2005	2004

Net income, as reported	$10,102	$9,313
Redeemable minority interests	(1,476)	—

Net income available to common stockholders, as reported	8,626	9,313
Adjustments:
Stock-based compensation expense included in reported net income	—	—
Stock-based compensation expense determined under fair value method	(53)	—

Pro forma income available to common stockholders	$8,573	$9,313

Net income per common share:
As reported:
Basic	$0.69	$0.77
Diluted	$0.69	$0.76
Pro Forma:
Basic	$0.69	$0.77
Diluted	$0.68	$0.76
Net income available to common stockholders per common share:
As reported:
Basic	$0.59	$0.77
Diluted	$0.59	$0.76
Pro Forma:
Basic	$0.59	$0.77
Diluted	$0.58	$0.76

Black-Scholes option pricing model assumptions:

December 31,
2005

Risk free interest rate	3.72-4.54%
Expected life (years)	5
Volatility	41.62-43.50
Expected annual dividend yield	—

Earnings Per Share

Basic per share information is computed by dividing the item by the weighted-average number of shares outstanding during the period. Diluted per share information is computed by dividing the item by the weighted-average number of shares outstanding plus dilutive potential shares.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth shares used in the computation of basic and diluted per share information for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004

Weighted average number of shares outstanding for basic per share calculation	17,090,583	14,628,737	12,085,154
Effect of dilutive potential shares:
Options	2,399	790	—
Restricted stock	11,678	1,112	—
KEEP Units	—	54,000	59,996
Adjusted weighted average shares for diluted per share calculation	17,104,660	14,684,639	12,145,150

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

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) adopted Staff Accounting Bulletin No. 108 (“SAB No. 108”), which expresses the SEC’s staff views on the process of quantifying financial statement misstatements. SAB 108 requires that registrants consider evaluating errors under both the “rollover” and “iron curtain” approaches to determine if such errors are material, thus requiring a restatement to prior period financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and allowed the registrant to avoid restating prior period financial statements for such errors that are governed by SAB 108 if the registrant properly disclosed such errors in its financial statement during the period of adoption. The Company adopted this new standard as of December 31, 2006 and it did not have an impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of this new standard and has not concluded its analysis on the impact to the Company’s consolidated financial position or results of operations.

Reclassifications

Certain prior year amounts on the Consolidated Statements of Cash Flows have been reclassified to conform with the current year presentation.

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

2006 Acquisitions

During the year ended December 31, 2006, the Company acquired the existing operations of seven entities, including assets of $2,204,000, primarily patient accounts receivable, the minority interest in one of its joint ventures and a license which was being leased for $22,063,000 in cash and $1,431,000 in acquisition costs. Goodwill of $13,717,000 and other intangibles of $8,109,000 were assigned to the home based services segment.

In conjunction with certain minority interest holders redeeming their interests in St. Landry, $979,000 of goodwill, which is deductible for income tax purposes, was recognized in the facility based services segment.

2006 Divestitures

During the year ended December 31, 2006, the Company sold one of its long-term acute care hospitals for $1,200,000 and recognized a gain of $958,000 on the sale of this hospital. In conjunction with this transaction, the Company allocated and retired $155,000 of goodwill related to this hospital. The Company also sold a clinic for promissory notes totaling $946,000 and recognized a loss on the sale of $28,000. Goodwill of $891,000 was retired in conjunction with the sale of the clinic. Additionally, the Company closed one location of another clinic and terminated virtually all of its private duty business. Finally, the Company sold one of its home health agencies for $240,000 and retired goodwill of $50,000. The Company recognized a gain of $98,000 on the sale of this agency. The Company has identified one long-term acute care hospital and one pharmacy operation as held for sale as of December 31, 2006. Goodwill of $402,000 and other assets related to these operations are classified as assets held for sale on the balance sheet.

2005 Acquisitions

During the year ended December 31, 2005, the Company acquired the existing operations of seven entities for $9,541,000 in cash and a promissory note for $250,000 to be paid over five years. The Company also obtained the right to appoint a majority of the members of the Board of Directors of a non profit critical access hospital which was in arrears in payment of a promissory note of approximately $2.1 million to the Company. Goodwill of $10,135,000 was assigned to the home based services segment.

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

The following table summarizes the operating results of the divestitures described above which have been presented as loss from discontinued operations in the accompanying consolidated statements of income:

	2006	2005	2004

Net service revenue	$8,548	$9,838	$6,890
Costs, expenses and minority interest and cooperative endeavor allocations	9,856	12,927	8,263

Loss from discontinued operations before income taxes	(1,308)	(3,089)	(1,373)
Income taxes	497	1,174	522

Loss from discontinued operations	$(811)	$(1,915)	$(851)

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in goodwill by segment:

	2006	2005
	(In thousands)

Home-based services segment:
Balances at beginning of period	$21,692	$3,104
Goodwill acquired during the period from acquisitions	13,603	10,135
Goodwill retired during the period	(50)	—
Goodwill acquired during the period from purchase of minority interest	495	8,453

Balance at end of period	$35,740	$21,692

Facility-based services segment:
Balance at beginning of period	$4,411	$3,325
Goodwill retired during the period	(1,046)	—
Goodwill classified as held for sale during the period	(402)	—
Goodwill acquired during the period from purchase of minority interest	—	872
Goodwill acquired during the period from redemption of minority interest	978	214

Balance at end of period	$3,941	$4,411

The above transactions were considered to be immaterial individually and in the aggregate. Accordingly, no supplemental pro forma information is required.

4.	Income taxes

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	2006	2005
	(In thousands)

Deferred tax liabilities:
Conversion from cash basis accounting	$(61)	$(76)
Amortization of intangible assets	(842)	(532)
Tax in excess of book depreciation	(1,407)	(1,112)
Prepaid expenses	(931)	(781)
Non-accrual experience accounting method	(633)	(673)

	(3,874)	(3,174)
Deferred tax assets:
Allowance for uncollectible accounts	2,045	861
Accrued employee benefits	791	429
Stock compensation	181	—
Capital loss carryforward	—	52
NOL carryforward	—	57
Accrued self-insurance	688	354

	3,705	1,753

Net deferred tax liability	$(169)	$(1,421)

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s income tax expense from continuing operations were as follows:

	2006	2005	2004
	(In thousands)

Current:
Federal	$9,803	$5,021	$5,393
State	1,867	844	634

	11,670	5,865	6,027
Deferred:
Federal	(1,053)	580	75
State	(200)	93	9

	(1,253)	673	84

Total provision for income taxes	$10,417	$6,538	$6,111

A reconciliation of the differences between income taxes from continuing operations computed at the federal statutory rate and provisions for income taxes for each period are as follows:

	2006	2005	2004
	(In thousands)

Income taxes computed at federal statutory tax rate	$10,915	$6,309	$5,427
State income taxes, net of federal benefit	935	740	629
Tax exempt proceeds from life insurance	(380)	—	—
Tax exempt interest income	(80)	(78)	—
Tax benefit on compensation charge	—	(342)	—
Gulf Opportunity Act tax credit	(1,027)	(164)	—
Nondeductible expenses	54	73	55

Total provision for income taxes	$10,417	$6,538	$6,111

5.	Credit Arrangements

Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2006	2005
	(In thousands)

Notes payable:
Due in monthly installments of $143,000 through July 2006 at 5.5%	—	842
Due in yearly installments of $50,000 through August 2010 at prime	190	250
Due in monthly installments of $20,565 through October 2015 at LIBOR plus 225 basis points (7.6% at December 31, 2006)	2,898	2,929
Due in monthly installments of $48,500 through March 2006 at 5.7%	—	144
Due in monthly installments of $12,500 through November 2009 at 3.08%	391	515

	3,479	4,680
Less current portion of long-term debt	428	1,406

	$3,051	$3,274

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2005, the Company entered into a promissory note with Bancorp Equipment Finance, Inc. to purchase an airplane, for a principal amount of $2,975,000 with interest on any outstanding principal balance at the one month LIBOR rate plus 225 basis points (7.6% at December 31, 2006). The note is collateralized by the airplane and is payable in 119 monthly installments of $20,565 followed by one balloon installment in the amount of $1,920,565.

In August 2005, the Company entered into a promissory note with the seller of A-1 Nursing Registry, Inc. (“A-1”) in conjunction with the purchase of the assets of A-1. The principal amount of the note is $250,000 and it bears interest at 6.25%.

Certain of the Company’s loan agreements contain certain restrictive covenants, including limitations on indebtedness and the maintenance of certain financial ratios. At December 31, 2006 and 2005, the Company was in compliance with all covenants.

The scheduled principal payments on long-term debt are as follows for each of the next five years following December 31, 2005 (in thousands):

2007	$428
2008	435
2009	419
2010	287
2011	247
Thereafter	1,663

$3,479

Other Credit Arrangements

The Company maintains a revolving-debt arrangement. Under the terms of this arrangement, the Company may be advanced funds up to a defined limit of eligible accounts receivable not to exceed the borrowing limit. At December 31, 2006 and 2005, the borrowing limit was $22.5 million and there were no amounts outstanding. The total availability may be increased up to a maximum of $25.0 million, subject to certain terms and conditions. Interest accrues on outstanding amounts at a varying rate and is based on the Wells Fargo Bank, N.A. prime rate plus 1.5% (9.75% at December 31, 2006). The annual facility fee is 0.5% of the total availability. The agreement expires on April 15, 2010.

6.	Stockholders’ Equity

Public Offering

On July 19, 2006, the Company closed its follow-on public offering of 4,000,000 shares of common stock at a price of $19.25 per share. Of the 4,000,000 shares of common stock offered, 1,000,000 shares were offered by the Company, with the remaining 3,000,000 shares of common stock sold by the selling stockholders identified in the prospectus supplement. The underwriters exercised an over-allotment of an additional 600,000 shares, 150,000 of which were sold by the Company. The additional net cash provided to the Company from this offering after deducting expenses and underwriting discounts and commissions amounted to approximately $20.7 million.

Share Based Compensation

On January 20, 2005, the board of directors and stockholders of the Company approved the 2005 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for 1,000,000 shares of common stock that may be issued or transferred pursuant to awards made under the plan. A variety of discretionary awards

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for employees, officers, directors and consultants are authorized under the Incentive Plan, including incentive or non-qualified statutory stock options and restricted stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the compensation committee of the board of directors. The compensation committee will determine the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of our common stock as of the date of grant.

Also on January 20, 2005, the 2005 Director Compensation Plan was adopted. The shares issued under our 2005 Director Compensation Plan are issued from the 1,000,000 shares reserved for issuance under our Incentive Plan. In 2005, 13,500 stock options were granted at the fair market value of the underlying stock with a weighted average option price of $14.45. These options vested immediately and have a contractual life of 10 years. The weighted average exercise price ranges between $14.00-$17.05. All 13,500 options were exercisable at December 31, 2005.

Additionally, the independent directors were granted initial restricted stock awards under the Director Compensation Plan. During 2005, 24,500 units were granted at an average market value at the date of the award of $14.44.

The Company accounted for these issuances of restricted stock and stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Accordingly, the Company did not recognize compensation cost in connection with the issuance of the stock options, as the options granted had an exercise price equal to the market value of the Company’s common stock on the date of grant. During the year ended December 31, 2005, the Company did recognize compensation cost in connection with the issuance of restricted stock in the amount of $177,000.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions.

Year Ended
December 31, 2006

Risk free interest rate	5.03%
Expected life (years)	5
Expected volatility	38.39
Expected annual dividend yield	—

The following table represents stock options activity for the year ended December 31, 2006:

		Weighted	Weighted Average
	Number of	Average Exercise	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value

Options outstanding at December 31, 2005	13,500	$14.45
Options granted	15,500	19.75
Options exercised	(8,000)	16.88
Options forfeited or expired	—	—
Options outstanding at December 31, 2006	21,000	17.44
Options exercisable at December 31, 2006	21,000	17.44	9.0 years	$232,500

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant date fair value of options granted during the years 2006 and 2005 were $8.26 and $6.12, respectively. There were no options granted during 2004. The total intrinsic value of options exercised during the year ended December 31, 2006 was $29,800. No options were exercised in the years ended December 31, 2005 or 2004. The Company has recorded $134,000 in compensation expense related to stock option grants in the year ended December 31, 2006. The proforma expense for the same period in 2005 was $53,000. All options are fully vested and exercisable at December 31, 2006.

Nonvested Stock

During 2006 and 2005, respectively, 3,500 and 24,500 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. One third of these shares vested immediately, and the remaining vest over the two year period following the grant date. During 2006, 86,114 nonvested shares were granted to employees. These shares vest over a five year period. These shares were granted pursuant to the 2005 Long-Term Incentive Plan. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of nonvested shares granted during the years ended December 31, 2006 and 2005 were $18.66 and $14.44, respectively.

The following table represents the nonvested stock activity for the year ended December 31, 2006:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Nonvested shares outstanding at December 31, 2005	16,333	$14.44
Granted	89,614	18.66
Vested	(9,333)	15.14
Forfeited	(9,898)	18.23
Nonvested shares outstanding at December 31, 2006	86,716	18.29

As of December 31, 2006, there was $1.4 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 3.8 years. The total fair value of shares vested in the years ended December 31, 2006 and 2005 were $190,000 and $118,000, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $449,000 and $177,000 in compensation expense related to nonvested stock grants in the years ended December 31, 2006 and 2005 respectively.

Employee Stock Purchase Plan

The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There are 250,000 shares reserved for the plan. The Company issued 7,096 shares of common stock under the plan at a weighted average per share price of $19.75 during the year ended December 31, 2006. At December 31, 2006 there were 242,904 shares available for future issuance.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Related Party Transactions

Employee Receivables

At December 31, 2005, the Company had recorded a receivable from employees of $1.9 million related to withholding taxes on the KEEP units that were converted to common stock in conjunction with the initial public offering. The amount was settled in January 2006 by either a cash payment or the assignment of common stock to the Company.

Additionally, as a result of Hurricanes Katrina and Rita, the Company established a loan fund to allow affected employees to borrow up to six months of their salary to aid in their recovery from the hurricanes. The loan agreements bear interest of 3.5%. The employees will begin payment on the loans one year after the date of the agreement through payroll deductions. As of December 31, 2006 and 2005, these loans totaled $363,000 and $456,000, respectively, and are included in other assets on the balance sheet.

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

Repurchase of Common Stock from Certain Stockholders

In March 2001, certain stockholders agreed to sell the equivalent of an aggregate of 3,881,663 shares of the Company’s currently outstanding common stock to the Company. The purchase price was paid pursuant to a promissory note in the principal amount of approximately $1,000,000. The note bore interest at a rate of 15.5%, and payments of approximately $25,000 were due each month. At December 31, 2004, $319,000 in principal was outstanding under this note. The note was paid in full during 2005. An additional payment under a non-compete agreement was paid to the former stockholders in 2005 as the Company met certain performance-based criteria.

The repurchased shares were held in escrow as collateral for the payment of the purchase price. As payments under the promissory note were made, a proportion of the total repurchased shares were released. This proportion was determined by dividing the principal amount paid in the particular installment by a price per share of $0.268. The sole and exclusive remedy available in the event of default under the promissory note was foreclosure on the remaining collateral. At December 31, 2004, 1,190,608 treasury units were considered restricted under the terms of this agreement. During 2005, all shares were released in conjunction with the repayment of the note.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.	Leases

The Company, through a wholly owned subsidiary, entered into a lease agreement in 2001 for a Medicare and a Medicaid license and the associated provider numbers. The initial term of the agreement was five years and at its expiration, the Company acquired the licenses for $1.1 million. Through two of its wholly owned subsidiaries, the Company entered into one lease agreement in 2003 and another in 2005 for a Medicare and a Medicaid license and the associated provider numbers. The agreements are each for an initial term of five years and will be automatically extended for a consecutive five-year term unless the lessee gives written notice to the lessor 180 days prior to the expiration date of the initial term. The initial lease terms expire in 2008 and 2010. Expense related to these leases was $525,000 in 2006, $436,000 in 2005 and $545,000 in 2004. Payments due under these leases are $ $243,000 in 2007, $182,000 in 2008. These payments do not include payments for the license granted in 2005 as these are dependent on net quarterly profits. Each license has a $160,000 limit per year on the amount that can be paid.

The Company leases office space and equipment at its various locations. Total rental expense was approximately $7,563,000 in 2006, $5,391,000 in 2005 and $4,318,000 in 2004. Future minimum rental commitments under non-cancelable operating leases, are as follows for the periods ending December 31 (in thousands):

2007	$5,190
2008	3,645
2009	1,619
2010	844
2011	576
Thereafter	975

$12,849

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, future minimum payments by year and in the aggregate, under non-cancelable capital leases with initial terms of one year or more, consisted of the following (in thousands):

2007	$211
2008	88
2009	58
2010	—
2011	—
Thereafter	—

Total minimum lease payments	358
Current portion of capital lease obligations	211

Capital lease obligations, long-term	$147

The cost of assets held under capital leases was $1,070,000 and $1,404,000 at December 31, 2006 and 2005, respectively. The related accumulated amortization was $603,000 and $489,000 at December 31, 2006 and 2005, respectively.

9.	Employee Benefit Plan

The Company sponsors a profit-sharing 401(k) plan that covers substantially all eligible full-time employees. The plan allows participants to contribute up to 15% of their compensation and allows discretionary Company contributions as determined by the Company’s board of directors. Discretionary contributions authorized to the plan during the years ended December 31, 2005, and 2004, were $0 and $474,000 respectively. Effective January 1, 2006, the Company implemented a discretionary match of up to 2% of participating employee contributions. The employer contribution will vest 20% after two years, and 20% each additional year until it is fully vested in year six. At December 31, 2006, $693,000 related to this match is included in salaries, wages, and benefits payable.

10.	Commitments and Contingencies

Contingencies

The terms of several joint venture operating agreements grant a buy/sell option that would require the Company to either purchase or sell the existing membership interest in the joint venture within 30 days of the receipt of the notice to exercise the provision (See Note 2). Either the Company or its joint venture partner has the right to exercise the buy/sell option. The party receiving the exercise notice has the right to either purchase the interests held by the other party, sell its interests to the other party or dissolve the partnership. The purchase price formula for the interests is set forth in the joint venture agreement and is typically based on a multiple of the earnings before income taxes, depreciation and amortization of the joint venture. Total revenue earned by the Company from joint ventures subject to these arrangements was $13,921,000, $13,681,000, and $23,178,000 for the year ended December 31, 2006, 2005 and 2004, respectively. There is one joint venture operating agreement remaining as of December 31, 2006 with a buy/sell option. As of March 14, 2007, approximately 76.5% of the doctors have converted their minority interests to cash. The Company has not received notice from any joint venture partners of their intent to exercise the buy/sell option nor has the Company notified any joint venture partners of any intent to exercise the buy/sell option.

The Company is involved in various legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes the outcome of pending litigation will not have a material adverse effect, after considering the effect of the Company’s insurance coverage, on the Company’s consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.	Concentration of Risk

The Company’s Louisiana facilities accounted for approximately 63.5%, 78.8%, and 82.8% of net service revenue during the years ended December 31, 2006, 2005, and 2004, respectively. Any material change in the current economic or competitive conditions in Louisiana could have a disproportionate effect on the Company’s overall business results.

12.	Segment Information

The Company’s segments consist of (a) home-based services and (b) facility-based services. Home-based services include home nursing services and hospice services. Facility-based services include long-term acute care services and outpatient rehabilitation services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	Home-Based	Facility-Based
	Services	Services	Total
	(In thousands)

Net service revenue	$164,701	$50,547	$215,248
Cost of service revenue	79,070	30,781	109,851
General and administrative expenses	55,700	15,425	71,125
Equity-based compensation expense	—	—	—
Operating income	29,931	4,341	34,272
Interest expense	210	115	325
Non operating (income) loss, including gain on sale of assets	(1,404)	(629)	(2,033)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	31,125	4,855	35,980
Minority interest and cooperative endeavor allocations	3,075	1,720	4,795
Income from continuing operations before income taxes	28,050	3,135	31,185
Total assets	117,585	35,109	152,694

	Year Ended December 31, 2005
	Home-Based	Facility-Based
	Services	Services	Total
	(In thousands)

Net service revenue	$105,587	$47,124	$152,711
Cost of service revenue	51,254	28,353	79,607
General and administrative expenses	33,650	12,013	45,663
Equity-based compensation expense	2,699	1,157	3,856
Operating income	17,984	5,601	23,585
Interest expense	690	369	1,059
Non operating (income) loss, including gain on sale of assets	(132)	(442)	(574)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	17,426	5,674	23,100
Minority interest and cooperative endeavor allocations	3,142	1,403	4,545
Income from continuing operations before income taxes	14,284	4,271	18,555
Total assets	70,889	33,729	104,618

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004
	Home-Based	Facility-Based
	Services	Services	Total
	(In thousands)

Net service revenue	$81,624	$34,466	$116,090
Cost of service revenue	39,402	18,270	57,672
General and administrative expenses	25,227	9,941	35,168
Equity-based compensation expense	1,252	536	1,788
Operating income	15,743	5,719	21,462
Interest expense	893	435	1,328
Non operating income(loss), including gain on sale of assets	(380)	393	13
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	15,230	4,891	20,121
Minority interest and cooperative endeavor allocations	3,048	1,110	4,158
Income from continuing operations before income taxes	12,182	3,781	15,963
Total assets	30,049	17,470	47,519

13.	Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable, and accrued liabilities approximate their fair values because of their short maturity.

The carrying amount of the Company’s lines of credit and capital lease obligations approximate their fair values because the interest rates are considered to be at market rates. The fair value of the long-term debt is based on the current interest rates on the Company’s variable debt.

14.	Allowance for Uncollectible Accounts and Property, Building, and Equipment

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts:

	Beginning			End of
	of Year	Additions and		Year
	Balance	Expenses	Deductions	Balance
	(In thousands)

Year ended December 31:
2006	$2,544	$4,778	$1,543	$5,769
2005	1,168	3,188	1,812	2,544
2004	418	1,556	806	1,168

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table describes the components of property, building, and equipment:

	December 31,
	2006	2005
	(In thousands)

Land	$135	$137
Building and improvements	2,891	2,377
Transportation equipment	3,480	3,339
Furniture and other equipment	10,321	7,519

	16,827	13,372
Less accumulated depreciation and amortization	5,122	3,148

	$11,705	$10,224

15.	Unaudited Summarized Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2006	2006	2006	2006
	(In thousands)

Net service revenue	$45,251	$48,513	$57,266	$64,218
Gross margin	21,782	24,078	27,779	31,758
Net income	4,136	4,256	5,271	6,931
Net income available to common stockholders	4,979	4,428	5,199	7,151
Basic earnings per share
Net income	$0.26	$0.26	$0.30	$0.39
Net income available to common shareholders	$0.31	$0.27	$0.30	$0.40
Diluted earnings per share
Net income	$0.26	$0.26	$0.30	$0.39
Net income available to common shareholders	$0.31	$0.27	$0.30	$0.40
Weighted average shares outstanding Basic	16,557,828	16,561,398	17,557,576	17,730,698
Diluted	16,563,368	16,576,068	17,574,541	17,751,390

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2005	2005	2005	2005
	(In thousands)

Net service revenue	$35,506	$35,973	$38,557	$42,675
Gross margin	17,744	17,279	18,340	19,741
Net income	3,287	887	2,758	3,170
Net income available to common stockholders	3,287	(600)	2,354	3,585
Basic earnings per share
Net income	$0.27	$0.07	$0.17	$0.19
Net income available to common shareholders	$0.27	$(0.04)	$0.14	$0.21
Diluted earnings per share
Net income	$0.26	$0.07	$0.17	$0.19
Net income available to common shareholders	$0.26	$(0.04)	$0.14	$0.21
Weighted average shares outstanding Basic	12,085,154	13,174,690	16,591,870	16,592,134
Diluted	12,207,532	13,277,039	16,594,774	16,595,901

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

/s/  Keith G. Myers
Keith G. Myers
President and Chief Executive Officer

Date March 16, 2007

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith G. Myers and Barry E. Stewart and either of them (with full power in each to act alone) as true and lawful attorneys-in-fact with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Keith G. Myers Keith G. Myers	President, Chief Executive Officer and Chairman of the Board of Directors	March 16, 2007

/s/ Barry E. Stewart Barry E. Stewart	Executive Vice President, Chief Financial Officer	March 16, 2007

/s/ John L. Indest John L. Indest	Executive Vice President, Chief Operating Officer, Secretary and Director	March 16, 2007

/s/ Dan S. Wilford Dan S. Wilford	Director	March 16, 2007

/s/ Ronald T. Nixon Ronald T. Nixon	Director	March 16, 2007

/s/ Ted W. Hoyt Ted W. Hoyt	Director	March 16, 2007

/s/ George A. Lewis George A. Lewis	Director	March 16, 2007

/s/ John B. Breaux John B. Breaux	Director	March 16, 2007

/s/ Nancy G. Brinker Nancy G. Brinker	Director	March 16, 2007

/s/ W.J. ‘Billy” Tauzin W.J. ‘‘Billy” Tauzin	Director	March 16, 2007

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

2.1	Asset purchase Agreement, dated June 19, 2006, by and among the Registrant, The Lifeline Health Group, Inc. and various subsidiaries of The Lifeline Health Group, Inc. (previously filed as Exhibit 2.1 to the Registrant’s Form 8-K on June 19, 2006).
3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005)
3.2	Bylaws of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 9, 2005)
4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005)
4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005, respectively)
10.1	St. Landry Payment Amendment Agreement, dated November 9, 2005, between LHC Group, Inc. and the members of St. Landry’s Extended Care Hospital, LLC (previously filed as an exhibit to the Form 10-Q on November 14, 2005).
10.2	Exchange Agreement between Louisiana Healthcare Group, LLC, LHC Group, LLC and Beta HomeCare, Inc., dated September 14, 2004 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on November 26, 2004).
10.3	Exchange Agreement between Louisiana Healthcare Group, LLC, LHC Group, LLC and Hebert, Thibodeaux, Albro and Touchet Therapy Group, dated November 23, 2004 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on November 26, 2004).
10.4	LHC 2003 Key Employee Equity Participation Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on November 26, 2004).
10.5	LHC Group, Inc. 2005 Long-Term Incentive Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.6	Form of Award under LHC Group, Inc. 2005 Director Compensation Plan. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005)
10.7	Employment Agreement between LHC Group, Inc. and Keith G. Myers (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.8	Employment Agreement between LHC Group, Inc. and Barry E. Stewart (previously filed as an exhibit to the Registrant’s Form 8-K on May 26, 2006).
10.9	Employment Agreement between LHC Group, Inc. and John L. Indest (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.10	Employment Agreement between LHC Group, Inc. and Daryl J. Doise (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.11	Form of Indemnity Agreement between LHC Group and directors and certain officers (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.12	LHC Group, Inc. 2005 Director Compensation Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.13	Second Amended and Restated Loan and Security Agreement among Residential Funding Corporation, LHC Group, Inc. and its subsidiaries listed as Borrowers on the signature pages attached thereto, dated April 13, 2005 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 9, 2005).
10.14	Lease Agreement by and among Mississippi Baptist Medical Center, Inc., Mississippi Baptist Health Systems, Inc., Mississippi HomeCare of Jackson, LLC, Mississippi Health Care Group, LLC and LHC Group, LLC, dated September 30, 2003 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 9, 2005).
10.15	Operating Agreement of Acadian Home Health Care Services, LLC, dated January 1, 2004 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 9, 2005)
10.16	Operating Agreement of St. Landry Extended Care Hospital, LLC, dated April 15, 2004 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 20, 2005).

Exhibit
Number		Description of Exhibits

10.17		Operating Agreement of LHCG-III, LLC d/b/a Extended Care Hospital of Lafayette, dated January 1, 2005 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 20, 2005).
10.18		Operating Agreement of Acadian Home Care, LLC, dated April 1, 2004 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 20, 2005).
10.19		Amendment to LHC Group, Inc. 2005 Director Compensation Plan (previously filed as Exhibit 99.1 to the Registrant’s Form 8-K on June 12, 2006).
10.20		LHC Group, Inc. 2006 Employee Stock Purchase Plan (previously filed as Exhibit 99.2 to the Registrant’s Form 8-K on June 12, 2006).
10.21		Separation Agreement, General Release of All Claims and Covenant Not to Sue by and between LHC Group, Inc. and R. Barr Brown, dated June 5, 2006 (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 5, 2006 and filed June 7, 2006).
21.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP
31.1		Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Barry E. Stewart, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Keith G. Myers, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Barry E. Stewart, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.