Form 10-Q
period 2007-03-31
LHC Group, Inc
filed 2007-05-09
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock, par value $0.01, outstanding as of May 3, 2007: 17,998,246 shares

LHC GROUP, INC.

-i-

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
	(in thousands, except share data)
ASSETS

Current assets:
Cash	$20,856	$26,877
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $7,378, and $5,769 at March 31, 2007 and December 31, 2006, respectively	62,705	50,029
Other receivables	2,359	3,367
Employee receivables	134	34
Amounts due from governmental entities	2,518	2,518

	67,716	55,948
Deferred income taxes	2,953	1,935
Prepaid expenses and other current assets	3,133	4,120
Assets held for sale	374	1,171

Total current assets	95,032	90,051
Property, building, and equipment, net	12,006	11,705
Goodwill	44,913	39,681
Intangible assets, net	9,294	8,262
Other assets	3,559	2,995

Total assets	$164,804	$152,694

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$5,268	$5,903
Salaries, wages, and benefits payable	12,835	10,572
Amounts due to governmental entities	3,162	3,223
Amounts payable under cooperative endeavor agreements	56	51
Income taxes payable	4,460	1,219
Current portion of capital lease obligations	164	211
Current portion of long-term debt	430	428

Total current liabilities	26,375	21,607
Deferred income taxes, less current portion	2,525	2,104
Capital lease obligations, less current portion	128	147
Long-term debt, less current portion	3,010	3,051
Minority interests subject to exchange contracts and/or put options	285	317
Other minority interests	3,928	3,579
Stockholders’ equity:
Common stock — $0.01 par value: 40,000,000 shares authorized; 20,700,211 and 20,682,317 shares issued and 17,750,142 and 17,732,258 shares outstanding at March 31, 2007 and December 31, 2006, respectively	177	177
Treasury stock — 2,950,059 shares at cost	(2,856)	(2,856)
Additional paid-in capital	80,639	80,273
Retained earnings	50,593	44,295

Total stockholders’ equity	128,553	121,889

Total liabilities and stockholders’ equity	$164,804	$152,694

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2007	2006

Net service revenue	$70,034	$46,468
Cost of service revenue	35,194	24,860

Gross margin	34,840	21,608
General and administrative expenses	23,038	15,247

Operating income	11,802	6,361
Interest expense	83	86
Non-operating income, including (gain) on sales of assets	(293)	(166)

Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	12,012	6,441
Income tax expense	3,939	1,697
Minority interest and cooperative endeavor allocations	1,807	995

Income from continuing operations	6,266	3,749
Gain (Loss) from discontinued operations (net of income taxes (benefit) of $(2) and $(129) in the three months ended March 31, 2007 and 2006, respectively	(3)	(210)
Gain on sale of discontinued operations (net of income taxes of $365 for the three months ended March 31, 2006)	—	597

Net income	6,263	4,136
Redeemable minority interests	35	843

Net income available to common stockholders	$6,298	$4,979

Earnings per share — basic:
Income from continuing operations	$0.35	$0.23
Gain (Loss) from discontinued operations, net	—	(0.01)
Gain on sale of discontinued operations, net	—	0.04

Net income	0.35	0.26
Redeemable minority interests	—	0.05

Net income available to common shareholders	$0.35	$0.31

Earnings per share — diluted:
Income from continuing operations	$0.35	$0.23
Gain (Loss) from discontinued operations, net	—	(0.01)
Gain on sale of discontinued operations, net	—	0.04

Net income	0.35	0.26
Redeemable minority interests	—	0.05

Net income available to common shareholders	$0.35	$0.31

Weighted average shares outstanding:
Basic	17,748,369	16,557,828
Diluted	17,807,338	16,563,368
See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months Ended
	March 31,
	2007	2006
	(unaudited)
	(in thousands)
Operating activities
Net income	$6,263	$4,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	710	532
Provision for bad debts	1,816	841
Stock-based compensation expense	227	96
Minority interest in earnings of subsidiaries	1,756	1,028
Deferred income taxes	(596)	(290)
Gain on divestitures and sale of assets	—	(963)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(13,584)	(2,431)
Prepaid expenses, other assets	526	63
Accounts payable and accrued expenses	4,919	1,963
Net amounts due under cooperative endeavor agreements	5	23
Net amounts due governmental entities	(61)	598

Net cash provided by operating activities	1,981	5,596
Investing activities
Purchases of property, building, and equipment	(716)	(991)
Proceeds from sale of entities	—	1,200
Cash paid for acquisitions, primarily goodwill and intangible assets	(5,865)	(3,269)

Net cash used in investing activities	(6,581)	(3,060)
Financing activities
Principal payments on debt	(39)	(603)
Payments on capital leases	(66)	(109)
Proceeds from employee stock purchase plan	88	—
Minority interest distributions, net	(1,404)	(1,089)

Net cash used in financing activities	(1,421)	(1,801)

Change in cash	(6,021)	735
Cash at beginning of period	26,877	17,398

Cash at end of period	$20,856	$18,133

Supplemental disclosures of cash flow information
Interest paid	$83	$86

Income taxes paid	$1,240	$105

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
     LHC Group, Inc. (the “Company”) is a healthcare provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries in rural markets in the southern United States. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals and outpatient rehabilitation clinics. As of the date of this report, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures, and controlled affiliates, operated in Louisiana, Alabama, Arkansas, Mississippi, Texas, West Virginia, Kentucky, Florida, Georgia and Tennessee.
Unaudited Interim Financial Information
     The condensed consolidated balance sheet as of March 31, 2007 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 2007 and 2006 and related notes (interim financial information) have been prepared by LHC Group, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the interim financial information presented. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Consolidated Financial Statements in the Company’s Annual Report as filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2006, which includes information and disclosures not included herein.
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
      Principles of Consolidation
     The consolidated financial statements include all subsidiaries and entities controlled by the Company. Control is generally defined by the Company as ownership of a majority of the voting interest of an entity. The consolidated financial statements include entities in which the Company absorbs a majority of any losses, receives a majority of any residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
     All significant inter-company accounts and transactions have been eliminated in consolidation. Business combinations, which are accounted for as purchases, have been included in the consolidated financial statements from the respective dates of acquisition.

     The following describes the Company’s consolidation policy with respect to its various ventures excluding wholly-owned subsidiaries:
Equity Joint Ventures
     The Company’s joint ventures are structured as limited liability companies in which the Company typically owns a majority equity interest ranging from 51% to 99%. Each member of all but one of the Company’s equity joint ventures participates in profits and losses in proportion to their equity interests. The Company has one joint venture partner whose participation in losses is limited. The Company consolidates these entities as the Company absorbs a majority of any losses, receives a majority of any residual returns and generally has voting control over the entity.
Cooperative Endeavors
     The Company has arrangements with certain partners that involve the sharing of profits and losses. Unlike the equity joint ventures, the Company owns 100% of the equity in these cooperative endeavors. In these cooperative endeavors, the Company possesses interests in the net profits and losses ranging from 67% to 70%. The Company has one cooperative endeavor partner whose participation in losses is limited. The Company consolidates these entities as the Company owns 100% of the outstanding equity and the Company absorbs a majority of any losses and receives a majority of any residual returns.
License Leasing Arrangements
     The Company, through wholly-owned subsidiaries, leases home health licenses necessary to operate certain of its home nursing agencies. As with wholly-owned subsidiaries, the Company owns 100% of the equity of these entities and consolidates them based on such ownership as well as the Company’s right to receive a majority of any residual returns and the Company’s obligation to absorb a majority of any losses.
Management Services
     The Company has various management services agreements under which the Company manages certain operations of agencies and facilities. The Company does not consolidate these agencies or facilities, as the Company does not have an ownership interest and does not have a right to receive a majority of any residual returns or an obligation to absorb a majority of any losses.
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months
	Ended March 31,
	2007	2006
Wholly-owned subsidiaries	44.7%	38.3%
Equity joint ventures	41.8	47.5
Cooperative endeavors	1.2	1.7
License leasing arrangements	9.6	11.1
Management services	2.7	1.4

	100.0%	100.0%

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
     The Company’s Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided. Therefore, revenue is recognized for Medicaid services as services are provided based on this fee schedule. The Company’s managed care payors reimburse the Company under the terms of the related contracts. Accordingly, the Company recognizes revenue from managed care payors consistent with those terms.
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
     Net service revenue was comprised of the following:

	Three Months
	Ended March 31,
	2007	2006
Home-based services	78.6%	69.8%
Facility-based services	21.4	30.2

	100.0%	100.0%

     The following table sets forth the percentage of net service revenue earned by category of payor:

	Three Months
	Ended March 31,
	2007	2006
Payor:
Medicare	80.8%	86.1%
Medicaid	6.1	5.2
Other	13.1	8.7

	100.0%	100.0%

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
     Hospice Services. The Company’s Medicare hospice reimbursement is based on an annually-updated prospective payment system. Hospice payments are also subject to two caps. One cap relates to individual programs receiving more than 20% of their total Medicare reimbursement from inpatient care services. The second cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. None of the Company’s hospices exceeded either cap during the three months ended March 31, 2007 or 2006.
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
     At March 31, 2007, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 10.5%. For the three months ended March 31, 2007, the provision for doubtful accounts increased to 2.6% of net service revenue compared to 1.8% of net service revenue for the same period in 2006. Adverse changes in general economic conditions, billing operations, payor mix, or trends in federal or state governmental coverage could affect our collection of accounts receivable, cash flows and results of operations.
     The following table sets forth our aging of accounts receivable (based on the billing date) as of March 31, 2007:

Payor	0-30	31-60	61-90	91-120	121-150	151+	Total
	(in thousands)
Medicare	$20,383	$4,736	$2,548	$1,202	$1,888	$9,103	$39,860
Medicaid	1,348	1,512	543	377	640	3,921	8,341
Other	4,745	3,049	1,822	695	1,297	10,274	21,882

Total	$26,476	$9,297	$4,913	$2,274	$3,825	$23,298	$70,083
     Goodwill and Intangible Assets
     Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred.
     The Company estimates the fair value of its identified reporting units and compares those estimates against the related carrying value. For each of the reporting units, the estimated fair value is determined based on a multiple of earnings before interest, taxes, depreciation, and amortization or on the estimated fair value of assets in situations when it is readily determinable.
     Included in intangible assets, net are other intangible assets such as licenses to operate home-based and/or facility-based services and trade names. The Company has valued these intangible assets separately from goodwill for each acquisition completed after January 1, 2006. The Company has concluded that these licenses and trade names have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the licenses and use these trade names indefinitely. Prior to January 1, 2006, the Company elected to recognize the fair value of indefinite-lived licenses and trade names together with goodwill as a single asset for financial reporting purposes.
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
Other Significant Accounting Policies
     Due to/from Governmental Entities
     The Company’s critical access hospital and long-term acute care hospitals are reimbursed for certain activities based on tentative rates. Final reimbursement is determined based on submission of annual cost reports and audits by the fiscal intermediary. Adjustments are accrued on an estimated basis in the period the related services are rendered and further adjusted as final settlements are determined. These adjustments are accounted for as changes in estimates. There have been no significant changes in estimates during the three months ended March 31, 2007 and 2006.
     Property, Building, and Equipment
     Property, building, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, generally ranging from three to ten years and up to thirty-nine years on buildings. Depreciation expense for the three months ended March 31, 2007 and 2006 was $710,000 and $532,000, respectively.
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
     Several of the Company’s home health agencies have cooperative endeavor agreements with third parties that allow the third parties to be paid or recover a fee based on the profits or losses of the respective agencies. The

Company accrues for the settlement of the third party’s profits or losses during the period the amounts are earned. Under the agreements, the Company has incurred net amounts due to the third parties of $56,000 and $65,000 for the three months ended March 31, 2007 and 2006, respectively. The cooperative endeavor agreements have terms expiring at the end of June 2008.
     For agreements where the third party is a healthcare institution, the agreements typically require the Company to lease building and equipment and receive housekeeping and maintenance from the healthcare institutions. Ancillary services related to these arrangements are also typically provided by the healthcare institution.
     Minority Interest Subject to Exchange Contracts and/or Put Options
     The Company has a put option agreement with the minority interest holders of a majority-owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), which allows the minority interest holders to redeem their minority interests for cash. As of March 31, 2007, approximately 76.5% of the doctors have converted their minority interests to cash.
     There were no redemptions in the three months ended March 31, 2007. In the three months ended March 31, 2007, the Company recorded a mark-to-market charge of $35,000 for these redeemable minority interests. Included in minority interests subject to exchange contracts and/or put options liability at March 31, 2007 and December 31, 2006 is $279,000 and $314,000, respectively, related to these redeemable minority interests.
     Stock-based Compensation
     The Company has two stock option plans that are administered by the Compensation Committee of the Board of Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures and other provisions of the award. Readers should refer to note 6 of the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2006 for additional information related to these stock-based compensation plans.
     The Company accounts for its stock-based compensation plans using the fair value recognition provisions of Statement of Financial Accounting Standards.
     Earnings Per Share
     Basic per share information is computed by dividing the item by the weighted-average number of shares outstanding during the period. Diluted per share information is computed by dividing the item by the weighted-average number of shares outstanding plus dilutive potential shares.
     The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended
	March 31,
	2007	2006
Weighted average number of shares outstanding for basic per share calculation	17,748,369	16,557,828
Effect of dilutive potential shares:
Options	4,789	940
Restricted stock	54,180	4,600

Adjusted weighted average shares for diluted per share calculation	17,807,338	16,563,368

     Recently Issued Accounting Pronouncements
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
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment to FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the requirements of this new standard and has not concluded its analysis on the impact to the Company’s consolidated financial position or results of operations.
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
     2007 Acquisitions
     During the three month period ended March 31, 2007, the Company acquired the existing operations of four entities for $5,298,000 in cash and $439,000 in acquisition costs. Goodwill of $4.8 million and other intangibles of $1.0 million were assigned to the home based services segment.
     2007 Divestitures
     The Company has reclassified the operations of one long-term acute care hospital out of discontinued operations in the three months ended March 31, 2007 and 2006. The facility had previously been identified as held for sale and accounted for in discontinued operations throughout the year ended December 31, 2006. Goodwill of $402,000 and other assets related to this hospital were classified as assets held for sale at December 31, 2006. The operating results for the three months ended March 31, 2006, previously disclosed in discontinued operations, have been reclassified to continuing operations in the statement of income.
     The Company has identified one pharmacy operation as held for sale as of March 31, 2007. The assets related to this operation are classified as assets held for sale on the balance sheet.
     The following table summarizes the operating results of divestitures which have been presented as loss from discontinued operations in the accompanying consolidated statements of income:

	Three Months
	Ended
	March 31,
	2007	2006
Net service revenue	$542	$1,594
Costs, expenses and minority interest and cooperative endeavor allocations	547	1,933

Gain (Loss) from discontinued operations before income taxes	(5)	(339)
Income taxes (benefit)	(2)	(129)

Gain (Loss) from discontinued operations	$(3)	$(210)

     The changes in recorded goodwill by segment for the three month period ended March 31, 2007 were as follows:

Three months
Ended
March 31,
2007
(in thousands)
Home-based services segment:
Balance at December 31, 2006	$35,740
Goodwill acquired during the period from acquisitions	4,830

Balance at March 31, 2007	$40,570

Facility-based services segment:
Balance at December 31, 2006	$3,941
Goodwill classified as held for sale at December 31, 2006	402

Balance at March 31, 2007	$4,343

     The above transactions were considered to be immaterial individually and in the aggregate. Accordingly, no supplemental pro forma information is required.
4. Credit Arrangements
Long-Term Debt
     Long-term debt consisted of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Notes payable:
Due in yearly installments of $50,000 through August 2010 at 6.25%	$190	$190
Due in monthly installments of $20,565 through October 2015 at LIBOR plus 225 basis points (7.57% at March 31, 2007)	2,891	2,898
Due in monthly installments of $12,500 through November 2009 at 3.08%	359	391

	3,440	3,479
Less current portion of long-term debt	430	428

	$3,010	$3,051

     In August 2005, the Company entered into a promissory note with Bancorp Equipment Finance, Inc. to purchase an airplane, for a principal amount of $2,975,000 with interest on any outstanding principal balance at the one month LIBOR rate plus 225 basis points (7.57% at March 31, 2007). The note is collateralized by the Company’s airplane and is payable in 119 monthly installments of $20,565 followed by one balloon installment in the amount of $1,920,565.
     In August 2005, the Company entered into a promissory note with the seller of A-1 Nursing Registry, Inc. (“A-1”) in conjunction with the purchase of the assets of A-1. The principal amount of the note is $250,000 and it bears interest at 6.25%.
     Certain of the Company’s loan agreements contain certain restrictive covenants, including limitations on indebtedness and the maintenance of certain financial ratios. At March 31, 2007 and at December 31, 2006, the Company was in compliance with all covenants.
Other Credit Arrangements
     The Company maintains a revolving-debt arrangement. Under the terms of this arrangement, the Company may be advanced funds up to a defined limit of eligible accounts receivable not to exceed the borrowing limit. At March 31, 2007 and December 31, 2006, the borrowing limit was $22,500,000, and no amounts were outstanding. Interest accrues on any outstanding amounts at a varying rate and is based on the Wells Fargo Bank, N.A. prime rate plus 1.5% (9.75% at March 31, 2007). The annual facility fee is 0.5% of the total availability. The agreement expires on April 15, 2010.
5. Income Taxes

     The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. The adoption did not have a material effect on the consolidated financial position or results of operations of the Company. At the date of adoption, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. As of March 31, 2007, there were no accrued interest or penalties relating to unrecognized income tax benefits recognized in the statement of operations. There was no accrued liability for interest or penalties related to unrecognized income tax benefits recognized in the statement of financial position at March 31, 2007.
     The Company is subject to both federal and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2002.
6. Stockholders’ Equity
     The following table summarizes the activity in stockholders’ equity for the three month period ended March 31, 2007 (amounts in thousands, except per share data):

	Common Stock				Additional
	Issued		Treasury		Paid-In	Retained
	Amount	Shares	Amount	Shares	Capital	Earnings	Total
Balances at December 31, 2006	$177	20,682,317	$(2,856)	2,950,059	$80,273	$44,295	$121,889
Net income	—	—	—	—	—	6,263	6,263
Issuance of 1,167 shares of vested restricted stock	—	1,167	—	—	33	—	33
Nonvested stock compensation	—		—	—	194	—	194
Issuance of nonvested stock	—	13,477	—	—	—	—
Excess tax benefits from issuance of nonvested stock	—	—	—	—	51	—	51
Issuance of common stock under Employee Stock Purchase Plan	—	3,240	—	—	88	—	88

Recording minority interest in joint venture at redemption value	—	—	—	—	—	35	35

Balances at March 31, 2007	$177	20,700,201	$(2,856)	2,950,059	$80,639	$50,593	$128,553

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
     Stock Options
     At March 31, 2007, 21,000 options were issued and exercisable. No options were exercised or forfeited during the three months ended March 31, 2007. There were no options granted during the three months ended March 31, 2007. There were no options exercised, forfeited or granted during the three month period ended March 31, 2006.

     Nonvested Stock
     During the three months ended March 31, 2007, 12,600 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. Of these 12,600 shares, 9,100 shares vest in one year, while the remaining 3,500 shares vest one third immediately, and the remaining two-thirds vest over the two year period following the grant date. During the three months ended March 31, 2007, 109,425 nonvested shares were granted to employees pursuant to the 2005 Long-Term Incentive Plan. Of these 109,425 shares, 2,000 shares vest over a three year period while the remaining 107,425 shares vest over a five year period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of nonvested shares granted during the three month period ended March 31, 2007 were $30.30.
     The following table represents the nonvested stock activity for the three months ended March 31, 2007:

		Weighted average
		grant date fair
	Number of Shares	value
Nonvested shares outstanding at December 31, 2006	86,716	$18.29
Granted	122,025	30.30
Vested	(14,644)	18.96
Forfeited	—	—
Nonvested shares outstanding at March 31, 2007	194,097	$25.58
     As of March 31, 2007, there was $4.8 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 4.1 years. The total fair value of shares vested in the three month periods ended March 31, 2007 was $397,000. No shares vested in the three months ended March 31, 2006. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $227,000 and $96,000 in compensation expense related to nonvested stock grants in the periods ended March 31, 2007 and 2006 respectively.
     Employee Stock Purchase Plan
     The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There are 250,000 shares reserved for the plan. The Company issued 3,240 shares of common stock under the plan at a per share price of $27.08 during the three months ended March 31, 2007. At March 31, 2007 there were 239,664 shares available for future issuance.
7. Commitments and Contingencies
Contingencies
     The terms of several joint venture operating agreements grant a buy/sell option that would require the Company to either purchase or sell the existing membership interest in the joint venture within 30 days of the receipt of the notice to exercise the provision. Either the Company or its joint venture partner has the right to exercise the buy/sell option. The party receiving the exercise notice has the right to either purchase the interests held by the other party or sell its interests to the other party. The purchase price formula for the interests is set forth in the joint venture agreement and is typically based on a multiple of the earnings before income taxes, depreciation and amortization of the joint venture. Total revenue earned by the Company from joint ventures subject to these arrangements was $3.8 million and $3.5 million for the three months ended March 31, 2007 and 2006, respectively. The Company has not received notice from any joint venture partners of their intent to exercise the buy/sell option nor has the Company notified any joint venture partners of any intent to exercise the buy/sell option.

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
     The Company is subject to various routine and non-routine governmental reviews, audits, and investigations. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the healthcare industry, including with respect to referral practices, cost reporting, billing practices, joint ventures, and other financial relationships among healthcare providers. Violation of the laws governing the Company’s operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, termination of the Company’s rights to participate in federal and state-sponsored programs, and suspension or revocation of the Company’s licenses.
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

	Three Months Ended March 31, 2007
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$55,066	$14,968	$70,034
Cost of service revenue	26,028	9,166	35,194
General and administrative expenses	17,835	5,203	23,038
Operating income	11,203	599	11,802
Interest expense	54	29	83
Non-operating income, including gain on sale of assets	(204)	(89)	(293)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	11,353	659	12,012
Minority interest and cooperative endeavor allocations	1,421	386	1,807
Income from continuing operations before income taxes	9,932	273	10,205
Total assets	$128,165	$36,639	$164,804

	Three Months Ended March 31, 2006
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$32,421	$14,047	46,468
Cost of service revenue	16,233	8,627	24,860
General and administrative expenses	11,321	3,926	15,247
Operating income	4,867	1,494	6,361
Interest expense	54	32	86
Non-operating income, including gain on sale of assets	(111)	(55)	(166)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	4,924	1,517	6,441
Minority interest and cooperative endeavor allocations	557	438	995
Income from continuing operations before income taxes	4,367	1,079	5,446
Total assets	$76,185	$33,952	$110,137

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:
•	our expectations regarding financial condition or results of operations for periods after March 31, 2007;

•	our future sources of and needs for liquidity and capital resources;

•	our expectations regarding any future indebtedness under our credit facility;

•	our expectations regarding the size and growth of the market for our services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation;

•	the reimbursement levels of third-party payors;

•	the effect of adjustments and corrections to prior reimbursement levels by third-party payors on our financial condition or results of operations;

•	possible changes in legislation and/or government regulations that would affect our business;

•	possible effects of legal proceedings on our financial condition and results of operations;

•	the sufficiency of our self-funded medical insurance plan;

•	the impact that the cost of medical supplies may have on our financial condition or results of operations;

•	the impact of interest rates on our business; and

•	our discussion of our critical accounting policies.
     The forward-looking statements contained in this report reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A “Risk Factors,” included in this report and in other of our filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2006. This report should be read in conjunction with that annual report on Form 10-K, and all our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, made with the SEC through the date of this report.
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
Overview
     We provide post-acute healthcare services primarily to Medicare beneficiaries in rural markets in the southern United States. We provide these post-acute healthcare services through our home nursing agencies, hospices, long-term acute care hospitals and outpatient rehabilitation clinic. Since our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana, we have grown to 141 locations in Louisiana, Mississippi, Alabama, Texas, Arkansas, West Virginia, Kentucky, Florida, Tennessee, and Georgia as of March 31, 2007.
Segments
     We operate in two segments for financial reporting purposes: home-based services and facility-based services. We derived 78.6% and 69.8% of our net service revenue during the three months ended March 31, 2007 and 2006, respectively, from our home-based services segment and derived the balance of our net service revenue from our facility-based services segment.
     Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, physical, occupational, and speech therapy, medically-oriented social services, and hospice care. As of March 31, 2007, we owned and operated 113 home nursing locations, seven hospices, a diabetes self management company, and a home health pharmacy. Of our 122 home-based services locations, 83 are wholly-owned by us and 39 are majority-owned or controlled by us through joint ventures. We also manage the operations of four home nursing agencies and one hospice in which we have no ownership interest. We intend to increase the number of home nursing agencies that we operate through continued acquisition and development, primarily in underserved rural markets, as we implement our growth strategy. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will increase.
     We provide facility-based services principally through our long-term acute care hospitals and outpatient rehabilitation clinic. As of March 31, 2007, we owned and operated four long-term acute care hospitals with seven locations, of which all but one are located within host hospitals. We also owned and operated an outpatient rehabilitation clinic, a critical access hospital, a pharmacy, two medical equipment locations, and a health club. Of these 13 facility-based services locations, seven are wholly-owned by us and six are majority-owned or controlled by us through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Because of the recent changes in the regulations applicable to long-term acute care hospitals operated as hospitals within hospitals, we do not intend to expand the number of hospital within a hospital long-term acute care hospitals that we operate. Due to our emphasis on expansion through the acquisition and development of home nursing agencies, we anticipate that the percentage of our net service revenue and operating income derived from our facility-based segment will decline.
Recent Developments
     Medicare
     Home-Based Services. The base payment rate for Medicare home nursing in 2007 is $2,339 per 60-day episode. Since the inception of the prospective payment system in October 2000, the base episode rate payment has varied due to both the impact of annual market basket based increases and Medicare-related legislation. Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. CMS establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.
     On April 27, 2007, the Centers for Medicare & Medicaid Services (CMS) issued a Notice of Proposed Rulemaking regarding the Home Health Prospective Payment System Refinement and Rate Update for Calendar Year 2008 (“Proposed Rule”). The Proposed Rule includes changes to the base rate calculation, refinements to the payment system, and new quality of care data collection requirements, among others. According to the release, the Proposed Rule is open for public comment for a period of 60 days from the date of the release and would be effective on January 1, 2008. Management is currently evaluating the net impact to its consolidated results of operation and cash flows for the Proposed Rule.
     On April 20, 2007, CMS released a transmittal that provided for a correction of the hospice cap amount for fiscal years ending October 31, 2004 and 2003. As a result of the correction, the new cap amounts are $18,963 and $18,143 for fiscal 2004 and 2003, respectively, compared to the prior rates of $19,636 and $18,661 for fiscal 2004 and 2003, respectively. For those providers who are affected by the corrected cap amounts, revised calculations and letters are to be issued by July 31, 2007 by the fiscal intermediary. Management completed an analysis of the Company’s potential cap exposure using the corrected rates for both fiscal 2004 and fiscal 2003, and as a result of this analysis, has determined that the change will not have a material impact to the Company’s consolidated financial position, cash flows or results of operations.
     On April 2, 2007, CMS provided a time extension to health care providers to comply with the National Provider Identifier (NPI) deadline implementation, as required under the regulations of the Health Insurance Portability and Accountability Act (HIPAA) of 1996. The final rule establishes the NPI as the standard unique health provider identifier for health care providers and requires all covered entities to be in compliance with the provisions of such final rule by May 23, 2007 (“the NPI Deadline”). The NPI is an identifier that is to be used by covered entities to identify health care providers, thus eliminating the current need for multiple identifiers for the same provider. The NPI will be required for use on all health care claims and other HIPAA transactions. The extension has been considered by CMS as it had become apparent that many covered entities were not going to be able to fully comply with the NPI standard by the NPI Deadline. Management is currently in the final stages of its system upgrades to properly assign the required NPI to each claim that will be processed from the NPI Deadline forward, and management does not foresee the requirement having a material impact to the Company’s consolidated financial position, cash flows or results of operations as the Company is on target to be compliant by the NPI Deadline.
     On November 1, 2006, CMS released the final rule updating the home health perspective payment systems for calendar year 2007. The rule finalizes the market basket increase of 3.3%, a 0.2% increase over the proposed rule. This equates to a 3.1% update for urban home health agencies (HHAs) and a 3.6% update for rural HHAs after accounting for changes in the wage index. The update increases the national 60-day episode payment rate for urban home health agencies from the current level of $2,264.38 to $2,339.00. Under the final rule, HHAs will get the full home health market basket as long as they submit required quality data using the Outcome and Assessment Information Set (OASIS). With some limited exceptions, if an HHA does not provide this data, then its home health market basket update of 3.3% will be reduced by two percentage points. The final rule discontinues the temporary 5% add-on payment for rural HHAs in 2007, except for episodes that begin before January 1, 2007. The final rule does not modify the current case-mix methodology for 2007.
     Approximately 55% and 53%, respectively, of our net service revenue for the three months ended March 31, 2007 and 2006 was derived from patients who do not reside in Metropolitan Statistical Areas (MSAs).
     In August 2006, CMS announced the payment rates for hospice care furnished from October 1, 2006 through September 30, 2007. These rates are 3.4% higher more than the rates for the previous year. In addition, CMS announced that the hospice cap amount for the year ending October 31, 2006 is $20,585.
     Facility-Based Services Under the long-term acute care hospital prospective payment system implemented on October 1, 2002, each patient discharged from our long-term acute care hospitals is assigned a long-term care diagnosis-related group (LTCH-DRG). CMS establishes these long-term care diagnosis-related groups by categorizing diseases by diagnosis, reflecting the amount of resources needed to treat a given disease. For each patient, our long-term acute care hospitals are paid a pre-determined fixed amount applicable to the particular LTCH-DRG to which that patient is assigned. The payment is further increased for severity based on co-morbidities, complications and procedures. The payment is decreased for short-stay outlier patients whose stay does not reach a predetermined minimum assigned for the LTCH-DRG. In addition, extremely high cost patients, after crossing a fixed loss threshold, receive an additional high-cost outlier payment intended to account for resource utilization requirements above the LTCH-DRG payment.
     On May 2, 2007 CMS published its annual long-term acute care hospital update for the LTCH Rate Year which begins July 1, 2007. There are five major portions of the final rule that are noteworthy for the operations of our long-term acute care hospitals. The Final Rule projects an overall decrease in payments to all Medicare certified long-term acute care hospitals of 3.8% compared to an impact estimated at 2.9% under the proposed rule. Included in the Final Rule are the following: (1) an increase to the standard federal payment rate of 0.71% which is a base rate of $38,356.45; (2) revisions to payment methodologies impacting short stay outliers, which reduce payments by 0.9%; (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payments of 1.0%; (4) an increase in the high cost outlier threshold from $18,477 per discharge in the proposed rule to $22,954 in the Final Rule resulting in projected reductions of 2.5%; and (5) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals, with a three-year phase-in, which CMS projects will not result in payment reductions for the first year of implementation but estimates reductions of 2.4% in the second year of implementation. The Final Rule also states that the annual update to the LTCH-DRG classifications and relative weights will be made in a budget neutral manner, effective October 1, 2007 which means that even after annual re-weighting of LTCH-DRGs, total payments to LTACs will not be reduced.
     Our analysis has shown that the impact of this final rule to be a 3.29% reduction in payments to our long-term acute care hospitals. This reduction is less than the projected decrease of 3.8% forecast by CMS in the final rule. We currently operate a total of seven long-term acute care hospitals. Six of our hospitals are classified as hospitals within a hospital (HwH) and one as a freestanding.
     The final rule regarding extension of the 25% rule to freestanding facilities will not have an effect on our one existing freestanding location based on our analysis that no single referral source is greater than 25% of Medicare discharges.
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
     Office of Inspector General
     The Office of Inspector General (OIG) has a responsibility to report both to the Secretary of the Department of Health and Human Services and to Congress any program and management problems related to programs such as Medicare. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. Each year, the OIG outlines areas it intends to study relating to a wide range of providers. In fiscal year 2007, the OIG indicated its intent to study topics relating to, among others, home health, hospice, long-term care hospitals, and certain outpatient rehabilitation services. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.
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
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Net Service Revenue
     Net service revenue for the three months ended March 31, 2007 was $70.0 million, an increase of $23.5 million, or 50.7%, from $46.5 million in 2006. The increase in net service revenue is due primarily to the increase in patient census in the home-based segment. For the three months ended March 31, 2007 and 2006 80.8% and 86.1% respectively, of our net service revenue was derived from Medicare.
     Home-Based Services.
     Net home-based services revenue for the three months ended March 31, 2007 was $55.1 million, an increase of 69.8%, from $32.4 million for the three months ended March 31, 2006. Organic growth in this service sector was approximately $17.6 million, or 66.3%. The increase in net home-based service revenue is due primarily to the increase in patient census through acquisitions and internal growth. Total admissions were 9,431 during the period, versus 5,570 for the same period in 2006, a 69.3% increase. Organic growth in admissions was 61.7%. The Company also monitors patient census as a key performance indicator within its home based services. LHC Group’s average home-based patient census for the three months ended March 31, 2007 was 15,712 patients, an increase of 71.9% as compared to 9,138 patients for the three months ended March 31, 2006. Organic growth in home-based patient census was 62.2%. Organic growth includes growth on “same store” locations (owned for greater than 12 months), and growth from “de novo” locations. Growth from acquired locations owned less than 13 months is not included.

	For the three			For the three			For the three
	months ended			months ended			months ended
	March 31,			March 31,			March 31,
	2007	2006	%	2007	2006	%	2007	2006	%
	Revenue	Revenue	Growth	Admissions	Admissions	Growth	Census	Census	Growth

Organic	$44,079	$26,498	66.3%	6,927	4,284	61.7%	12,354	7,616	62.2%
Acquired	$10,987	$5,923	85.5%	2,504	1,286	94.7%	3,358	1,522	120.6%
Total	$55,066	$32,421	69.8%	9,431	5,570	69.3%	15,712	9,138	71.9%
     Facility-Based Services.

     Net service revenue for facility-based services for the three months ended March 31, 2007, increased 6.6% to $15.0 million compared with $14.0 million for the three months ended March 31, 2006. The increase in facility-based net service revenue is due primarily to an increase in patient days. Patient days were 11,674 in the three months ended March 31, 2007, as compared with 11,699 in the three months ended March 31, 2006. The 11,699 patient days in the first quarter of 2006 includes 669 patient days for a discontinued entity which is not included in the net service revenue. Patient days, less discontinued operations, increased 5.8% to 11,674 in the three months ended March 31, 2007, from 11,030 in the three months ended March 31, 2006. Outpatient visits decreased 70.2% to 2,615 at March 31, 2007, compared with 8,775 for the three months ended March 31, 2006, due to the sale of one of the Company’s clinics and the closure of another clinic on April 1, 2006.

	For the three			For the three			For the three
	months ended			months ended			months ended
	March 31,			March 31,			March 31,
				2007	2006
	2007	2006	%	Patient	Patient	%	2005	2006	%
	Revenue	Revenue	Growth	Days	Days	Growth	Discharges	Discharges	Growth

Organic	$14,968	$13,372	11.9%	11,674	10,757	8.5%	471	426	10.6%
Acquired	—	675	(100.0)%	—	273	(100.0)%	—	27	(100.0)%
Total	$14,968	$14,047	6.6%	11,674	11,030	5.8%	471	453	4.0%
Cost of Service Revenue
     Cost of service revenue for the three months ended March 31, 2007 was $35.2 million, an increase of $10.3 million, or 41.6%, from $24.9 million for the three months ended March 31, 2006. Cost of service revenue represented approximately 50.3% and 53.5% of our net service revenue for the three months ended March 31, 2007 and 2006, respectively.
     Home-Based Services. Cost of home-based services revenue for the three months ended March 31, 2007 was $26.0 million, an increase of $9.8 million, or 60.3%, from $16.2 million for the three months ended March 31, 2006. Approximately $8.7 million of this increase resulted from an increase in salaries and benefits. Approximately $6.6 million of the increase in salaries and benefits expense was due to acquisitions that occurred in 2006 and approximately $1.2 million of the increase in salaries and benefits expense was due to acquisitions that occurred in 2007. The remaining increase in salaries and benefits expense of approximately $0.9 million was primarily attributable to internal growth. The remaining increase in cost of service revenue was attributable to increases in supplies and services expense and transportation expense of $0.5 million and $0.6 million, respectively. The entire increase in supplies and services expense and the entire increase in transportation were due to acquisitions in 2006. Cost of home-based services revenue represented approximately 47.3% and 50.1% of our net home-based services revenue for the three months ended March 31, 2007 and 2006, respectively.
     Facility-Based Services. Cost of facility-based services revenue for the three months ended March 31, 2007 was $9.2 million, an increase of $0.6 million or 6.2%, from $8.6 million for the three months ended March 31, 2006. The entire increase resulted from an increase in salaries and benefits from internal growth. Cost of facility-based service revenue represented approximately 61.2% and 61.4% of our net facility-based services revenue for the three months ended March 31, 2007 and 2006, respectively.
General and Administrative Expenses
     General and administrative expenses for the three months ended March 31, 2007 were $23.0 million, an increase of $7.8 million, or 51.1%, from $15.2 million for the three months ended March 31, 2006. General and administrative expenses represented approximately 32.9% and 32.8% of our net service revenue for the three months ended March 31, 2007 and 2006, respectively.
     Home-Based Services. General and administrative expenses in the home-based services segment for the three months ended March 31, 2007 were $17.8 million, an increase of $6.5 million, or 57.5%, from $11.3 million for the three months ended March 31, 2006. Approximately $4.0 million of the increase in general and administrative expenses was due to acquisitions that occurred in 2006 and approximately $0.8 million of the increase in general and administrative expenses were due to acquisitions that occurred in 2007. The remaining increase in general and administrative expenses of approximately $1.7 million was primarily attributable to internal growth. General and administrative expenses in the home-based services segment represented approximately 32.4% and 34.9% of our net service revenue for the three months ended March 31, 2007 and 2006, respectively.
     Facility-Based Services. General and administrative expenses for the three months ended March 31, 2007 were $5.2 million, an increase of $1.3 million, or 32.5%, from $3.9 million for the same period in 2006. The entire growth was attributable to internal growth. General and administrative expenses in the facility-based services segment represented approximately 34.8% and 27.9% of our net service revenue for the three months ended March 31, 2007 and 2006, respectively.
Income Tax Expense
     The effective tax rates for the three months ended March 31, 2007 and 2006 were 38.6% and 31.2% respectively. The effective tax rate increase in the three months ended March 31, 2007 is primarily due to the reduction in the tax credits related to the Gulf Opportunity Zone Act of 2005.
Minority Interest and Cooperative Endeavor Allocations
     The minority interest and cooperative endeavor allocations expense for the three months ended March 31, 2007 was $1.8 million, compared to $1.0 million for the same period in 2006. The increase is due primarily to an increase in joint ventures and an increase in the income from operations related to our joint ventures.
Discontinued Operations
Revenue from discontinued operations for the three months ended March 31, 2007 and 2006 was $0.5 million and $1.2 million, respectively. Costs, expenses, and minority interest and cooperative endeavor allocations were $0.5 million and $1.6 million, respectively, for the three months ended March 31, 2007 and 2006. For the three months ended March 31, 2007, the loss from discontinued operations was $3,000, as compared to a loss from discontinued operations of $210,000 for the same period in 2006. In the first quarter of 2007, the Company converted Louisiana Extended Care Hospital of West Monroe back into continuing operations from discontinued operations. After having the entity in discontinued operations for the year ended December 31, 2006, the Company decided to make this change after we did not receive an offer that we felt was indicative of the value of the entity.
Liquidity and Capital Resources
     Our principal source of liquidity for our operating activities is the collection of our accounts receivable, most of which are collected from governmental and third party commercial payors. Our reported cash flows from operating activities are impacted by various external and internal factors, including the following:
•	Operating Results — Our net income has a significant impact on our operating cash flows. Any significant increase or decrease in our net income could have a material impact on our operating cash flows.

•	Start-Up Costs — Following the completion of an acquisition, we generally incur substantial start-up costs in order to implement our business strategy. There is generally a delay between our expenditure of these start-up costs and the increase in net service revenue, and subsequent cash collections, which adversely affects our cash flows from operating activities.

•	Timing of Payroll — Our employees are paid bi-weekly on Fridays; therefore, operating cash flows decline in reporting periods that end on a Friday. Conversely, for those reporting periods ending on a day other than Friday, our cash flows are higher because we have not yet paid our payroll.

•	Medical Insurance Plan Funding — We are self funded for medical insurance purposes. Any significant changes in the amount of insurance claims submitted could have a direct impact on our operating cash flows.

•	Medical Supplies — A significant expense associated with our business is the cost of medical supplies. Any increase in the cost of medical supplies, or in the use of medical supplies by our patients, could have a material impact on our operating cash flows.
     Operating activities during the three months ended March 31, 2007 provided $2.0 million in cash compared to $5.6 million for the three months ended March 31, 2006. Net income provided cash of $6.3 million. Non-cash items such as depreciation and amortization, provision for bad debts, equity-based compensation, minority interest in earnings of subsidiaries and deferred income taxes totaled $3.9 million. Changes in operating assets and liabilities, excluding cash, offset these non-cash charges.
     Days sales outstanding, or DSO, for the three months ended March 31, 2007, was 78 days compared with 72 days for the same three-month period in 2006. DSO, when adjusted for acquisitions and unbilled accounts receivables, was 68 days for the three months ended March 31, 2007. The adjustment takes into account $8.1 million of unbilled receivables that the Company is delayed in billing during this time due to the lag time in receiving the change of ownership after acquiring companies. For the comparable period in 2006, adjusted DSO was 62 days, taking into account $2.7 million in unbilled accounts receivable as well as an additional $2.6 million of accounts receivable that was acquired during the later part of 2005 and the first quarter of 2006 that did not generate revenue for the Company.
     Investing activities used $6.6 million and $3.1 million in cash for the three months ended March 31, 2007 and 2006, respectively. In the three months ended March 31, 2007, cash used by investing activities was $0.7 million for the purchases of property and equipment and $5.9 million in the cost of acquisitions.
     Financing activities used $1.4 million and $1.8 million in the three months ended March 31, 2007 and 2006, respectively. The $1.4 million cash used in financing activities in the three months ended March 31, 2007 was for minority interest distributions.
     At March 31, 2007, we had working capital of $68.7 million compared to $68.4 million at December 31, 2006, an increase of $0.3 million. This increase in working capital was due primarily to increases in accounts receivable due to increased revenue.
Indebtedness
     Our total long-term indebtedness was $3.7 million at March 31, 2007 and $3.8 million at December 31, 2006, respectively, including the current portions of $594,000 and $639,000. In April 2005, we entered into an amended and restated senior secured credit facility with Residential Funding Corporation due April 15, 2010. We, together with certain of our subsidiaries, may become borrowers under the credit facility. Our obligations and the obligations of our subsidiary borrowers under our credit facility agreement are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries and affiliates) and the assets of those subsidiaries and affiliates.
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

     Our credit facility contains customary affirmative, negative and financial covenants. For example, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Financial covenants include requirements that we maintain a debt to EBITDA ratio of no greater than 1.5 to 1.0 and a fixed-charge coverage ratio of not less than 1.4 to 1.0.
     Our credit facility also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.
Contingencies
     For a discussion of contingencies, see Item 1, “Notes to Condensed Consolidated Financial Statements — Note 7 — Commitments and Contingencies” of this Form 10-Q, which discussion is incorporated herein by reference.
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
Critical Accounting Policies
     For a discussion of critical accounting policies, see Item 1, “Notes to Condensed Consolidated Financial Statements — Note 2 — Significant Accounting Policies” of this Form 10-Q, which discussion is incorporated herein by reference.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2007, we had cash of $20.9 million, which consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not be expected to have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.
     Our exposure to market risk relates to changes in interest rates for borrowings under the new senior secured credit facility we entered into in April 2005. A hypothetical 100 basis point adverse move (increase) in interest rates would not have materially affected the interest expense for the three months ended March 31, 2007 since there were no amounts outstanding on the credit agreement during this period.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
     The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of their inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Controls
     There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are involved in litigation and proceedings in the ordinary course of business. We do not believe that the outcome of any of the matters in which we are currently involved, individually or in the aggregate, will have a material adverse effect upon our business, financial condition, or results of operations.
ITEM 1A. RISK FACTORS.
     There have been no material changes from the Risk Factors we previously disclosed in our Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005)

3.2	Bylaws of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 9, 2005).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005, respectively).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Barry E. Stewart, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Amendment to the LHC Group, Inc. Amended and Restated 2005 Non-Employee Directors Compensation Plan.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.
Date May 9, 2007	/s/ Barry E. Stewart
Barry E. Stewart
Executive Vice President and Chief Financial Officer