Form 10-Q/A
period 2007-03-31
LHC Group, Inc
filed 2007-08-08
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Number of shares of common stock, par value $0.01, outstanding as of May 3, 2007: 17,998,246 shares

LHC GROUP, INC.

i

EXPLANATORY NOTE
     We are filing this Amendment No. 1 to Form 10-Q for the quarterly period ended March 31, 2007, as originally filed with the SEC on May 9, 2007, to restate our Consolidated Balance Sheet and Statements of Income and Cash Flows and corresponding financial information for the quarterly period ended March 31, 2007. These financial statements have been restated to include a contractual adjustment which reduces net service revenue $783,000, and recognize the related income tax benefit of $305,000.
     In an effort to improve our processes and controls in billing and collections, during the second quarter of 2007 we engaged outside consulting expertise to evaluate the billing process related to the Long-Term Acute Care Hospitals (LTACHs). The review identified claims which had been collected, but had remaining claim amounts left on the books. In some cases, these remaining amounts related to contractual adjustments which had not been recorded or which had been incorrectly calculated and recorded at discharge. This information led management to determine that the Company had underestimated its revenue adjustments related to certain commercial payers in our LTACHs. Therefore the Company has made the following adjustment to the facility-based segment:
•	Increased the contractual adjustment in the first quarter by $783,000 pre-tax which reduces net service revenue.
     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 1 and Item 4 of Part I is set forth below and Item 6 of Part II is amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer. This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarterly period ended March 31, 2007 and only reflects the changes to Part I and Part II discussed above. We have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-Q, or modified or updated those disclosures in any way other than as described above. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on May 9, 2007.

ii

PART I —
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
	(as restated, see Note 1)
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$20,856	$26,877
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $7,378, and $5,769 at March 31, 2007 and December 31, 2006, respectively	61,922	50,029
Other receivables	2,359	3,367
Employee receivables	134	34
Amounts due from governmental entities	2,518	2,518

	66,933	55,948
Deferred income taxes	2,953	1,935
Prepaid expenses and other current assets	3,133	4,120
Assets held for sale	374	1,171

Total current assets	94,249	90,051
Property, building, and equipment, net	12,006	11,705
Goodwill	44,913	39,681
Intangible assets, net	9,294	8,262
Other assets	3,559	2,995

Total assets	$164,021	$152,694

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$5,268	$5,903
Salaries, wages, and benefits payable	12,835	10,572
Amounts due to governmental entities	3,162	3,223
Amounts payable under cooperative endeavor agreements	56	51
Income taxes payable	4,155	1,219
Current portion of capital lease obligations	164	211
Current portion of long-term debt	430	428

Total current liabilities	26,070	21,607
Deferred income taxes, less current portion	2,525	2,104
Capital lease obligations, less current portion	128	147
Long-term debt, less current portion	3,010	3,051
Minority interests subject to exchange contracts and/or put options	285	317
Other minority interests	3,928	3,579
Stockholders’ equity:
Common stock — $0.01 par value:
40,000,000 shares authorized; 20,700,211 and 20,682,317 shares issued and 17,750,142 and 17,732,258 shares outstanding at March 31, 2007 and December 31, 2006, respectively	177	177
Treasury stock — 2,950,059 shares at cost	(2,856)	(2,856)
Additional paid-in capital	80,639	80,273
Retained earnings	50,115	44,295

Total stockholders’ equity	128,075	121,889

Total liabilities and stockholders’ equity	$164,021	$152,694

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(as restated, see Note 1)
	(in thousands, except share and per share data)
Net service revenue	$69,251	$46,468
Cost of service revenue	35,194	24,860

Gross margin	34,057	21,608
General and administrative expenses	23,038	15,247

Operating income	11,019	6,361
Interest expense	83	86
Non-operating income, including (gain) on sales of assets	(293)	(166)

Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	11,229	6,441
Income tax expense	3,634	1,697
Minority interest and cooperative endeavor allocations	1,807	995

Income from continuing operations	5,788	3,749
Gain (Loss) from discontinued operations (net of income taxes (benefit) of $(2) and $(129) in the three months ended March 31, 2007 and 2006, respectively	(3)	(210)
Gain on sale of discontinued operations (net of income taxes of $365 for the three months ended March 31, 2006)	—	597

Net income	5,785	4,136
Redeemable minority interests	35	843

Net income available to common stockholders	$5,820	$4,979

Earnings per share — basic:
Income from continuing operations	$0.33	$0.23
Gain (Loss) from discontinued operations, net	—	(0.01)
Gain on sale of discontinued operations, net	—	0.04

Net income	0.33	0.26
Redeemable minority interests	—	0.05

Net income available to common shareholders	$0.33	$0.31

Earnings per share — diluted:
Income from continuing operations	$0.33	$0.23
Gain (Loss) from discontinued operations, net	—	(0.01)
Gain on sale of discontinued operations, net	—	0.04

Net income	0.33	0.26
Redeemable minority interests	—	0.05

Net income available to common shareholders	$0.33	$0.31

Weighted average shares outstanding:
Basic	17,748,369	16,557,828
Diluted	17,807,338	16,563,368
See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended
	March 31,
	2007	2006
	(as restated, see
	Note 1)
	(in thousands)
Operating activities
Net income	$5,785	$4,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	710	532
Provision for bad debts	1,816	841
Stock-based compensation expense	227	96
Minority interest in earnings of subsidiaries	1,756	1,028
Deferred income taxes	(596)	(290)
Gain on divestitures and sale of assets	—	(963)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(12,801)	(2,431)
Prepaid expenses, other assets	526	63
Accounts payable and accrued expenses	4,614	1,963
Net amounts due under cooperative endeavor agreements	5	23
Net amounts due governmental entities	(61)	598

Net cash provided by operating activities	1,981	5,596
Investing activities
Purchases of property, building, and equipment	(716)	(991)
Proceeds from sale of entities	—	1,200
Cash paid for acquisitions, primarily goodwill and intangible assets	(5,865)	(3,269)

Net cash used in investing activities	(6,581)	(3,060)
Financing activities
Principal payments on debt	(39)	(603)
Payments on capital leases	(66)	(109)
Proceeds from employee stock purchase plan	88	—
Minority interest distributions, net	(1,404)	(1,089)

Net cash used in financing activities	(1,421)	(1,801)

Change in cash	(6,021)	735
Cash at beginning of period	26,877	17,398

Cash at end of period	$20,856	$18,133

Supplemental disclosures of cash flow information
Interest paid	$83	$86

Income taxes paid	$1,240	$105

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
Unaudited Interim Financial Information
     The consolidated balance sheet as of March 31, 2007 and the related consolidated statements of income and cash flows for the three months ended March 31, 2007 and 2006 and related notes (interim financial information) have been prepared by LHC Group, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
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
Restatement of Financial Statements
     Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, management determined that the accounting for certain contractual adjustments related to the commercial contracts in the LTACHs was in error. The Company previously disclosed in a Current Report on Form 8-K dated July 31, 2007, that it would restate its financial statements to correct the accounting for contractual adjustments. The effects of the restatement adjustments on the Company’s originally reported results of operations for the three months ended March 31, 2007 are summarized below.
1.	Consolidated Balance Sheet
a.	Patient accounts receivable decreased by $783,000 which decreases Total current assets and Total assets by the same amount.

b.	Income taxes payable decreased by $305,000 which decreases Total current liabilities by the same amount.

c.	Retained earnings decreased by $478,000 which decreases Total stockholders’ equity by the same amount.

d.	Total liabilities and stockholders’ equity decreased by $783,000.
2.	Consolidated Statement of Income
a.	Net service revenue decreased by $783,000 which decreases Gross margin, Operating income, and Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations by the same amount.

b.	Income tax expense decreased by $305,000.

c.	Income from continuing operations decreased $478,000 which decreases Net income and Net income available to common stockholders by the same amount.

d.	Earnings per share decreased $0.02 and fully diluted earnings per share decreased $0.02.
3.	Consolidated Statement of Cash Flows
a.	Net income decreased by $478,000.

b.	Changes in operating assets and liabilities, net of acquisitions: Receivables decreased by $783,000.

c.	Changes in operating assets and liabilities, net of acquisitions: Accounts payable and accrued expenses decreased by $305,000.
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
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months
	Ended March 31,
	2007	2006
Wholly-owned subsidiaries	45.2%	38.3%
Equity joint ventures	41.1	47.5
Cooperative endeavors	1.2	1.7
License leasing arrangements	9.7	11.1
Management services	2.8	1.4

	100.0%	100.0%

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
     Net service revenue was comprised of the following:

	Three Months
	Ended March 31,
	2007	2006
Home-based services	79.5%	69.8%
Facility-based services	20.5	30.2

	100.0%	100.0%

     The following table sets forth the percentage of net service revenue earned by category of payor:

	Three Months
	Ended March 31,
	2007	2006
Payor:
Medicare	81.7%	86.1%
Medicaid	6.1	5.2
Other	12.2	8.7

	100.0%	100.0%

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
     The following table sets forth our aging of accounts receivable (based on the billing date) as of March 31, 2007:

Payor	0-30	31-60	61-90	91-120	121-150	151+	Total
	(in thousands)
Medicare	$20,383	$4,736	$2,548	$1,202	$1,888	$9,103	$39,860
Medicaid	1,348	1,512	543	377	640	3,921	8,341
Other	4,745	3,049	1,822	695	1,297	9,491	21,099

Total	$26,476	$9,297	$4,913	$2,274	$3,825	$22,515	$69,300
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

6. Stockholders’ Equity
     The following table summarizes the activity in stockholders’ equity for the three month period ended March 31, 2007 (amounts in thousands, except per share data):

	Common Stock				Additional
	Issued		Treasury		Paid-In	Retained
	Amount	Shares	Amount	Shares	Capital	Earnings	Total
Balances at December 31, 2006	$177	20,682,317	$(2,856)	2,950,059	$80,273	$44,295	$121,889
Net income	—	—	—	—	—	5,785	5,785
Issuance of 1,167 shares of vested restricted stock	—	1,167	—	—	33	—	33
Nonvested stock compensation	—		—	—	194	—	194
Issuance of vested restricted stock	—	13,477	—	—	—	—
Excess tax benefits from issuance of nonvested stock	—	—	—	—	51	—	51
Issuance of common stock under Employee Stock Purchase Plan	—	3,240	—	—	88	—	88
Recording minority interest in joint venture at redemption value	—	—	—	—	—	35	35

Balances at March 31, 2007	$177	20,700,201	$(2,856)	2,950,059	$80,639	$50,115	$128,075

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

	Three Months Ended March 31, 2007 (as restated)
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$55,066	$14,185	$69,251
Cost of service revenue	26,028	9,166	35,194
General and administrative expenses	17,835	5,203	23,038
Operating income (loss)	11,203	(184)	11,019
Interest expense	54	29	83
Non-operating income, including gain on sale of assets	(204)	(89)	(293)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	11,353	(124)	11,229
Minority interest and cooperative endeavor allocations	1,421	386	1,807
Income (loss) from continuing operations before income taxes	9,932	(510)	9,422
Total assets	$128,165	$35,856	$164,021

	Three Months Ended March 31, 2006
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$32,421	$14,047	46,468
Cost of service revenue	16,233	8,627	24,860
General and administrative expenses	11,321	3,926	15,247
Operating income	4,867	1,494	6,361
Interest expense	54	32	86
Non-operating income, including gain on sale of assets	(111)	(55)	(166)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	4,924	1,517	6,441
Minority interest and cooperative endeavor allocations	557	438	995
Income from continuing operations before income taxes	4,367	1,079	5,446
Total assets	$76,185	$33,952	$110,137

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     On March 31, 2007, LHC Group, Inc. (“the Company”) management, including the Company’s principal executive and principal financial officers, evaluated the Company’s disclosure controls and procedures and concluded that its disclosure controls and procedures were effective. Subsequent to that date and in connection with the filing of this Amendment No. 1 to the Company’s Form 10-Q to restate the Company’s financial statements and corresponding financial information for the three months ended March 31, 2007, the Company’s management re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2007. As a result of a material weakness in internal control over financial reporting related to the Company’s procedure for recording contractual adjustments related to commercial contracts in the Long-Term Acute Care Hospitals (“LTACH”), the Company’s management, including the Company’s principal executive and principal financial officers, has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007. To address the material weakness described above, the Company has implemented additional manual controls and procedures over the recording of contractual adjustments related to commercial contracts in the LTACHs. The Company will work with outside consultants to continue identifying additional methods of ensuring these controls and procedures may not be circumvented in the future.
Changes in Internal Controls
     Other than the matter described in this Item 4, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. At the time of the filing of this Amendment No. 1 to Form 10-Q, management is in the process of remediating the material weakness surrounding the recording of contractual adjustments related to commercial contracts in the LTACHs noted above through the implementation of manual controls.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

Date August 8, 2007	/s/ Barry E. Stewart

Barry E. Stewart
Executive Vice President and Chief Financial Officer