Form 10-Q
period 2007-06-30
LHC Group, Inc
filed 2007-08-09
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $0.01, outstanding as of August 2, 2007: 18,003,980 shares

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$13,318	$26,877
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $7,671, and $5,769 at June 30, 2007 and December 31, 2006, respectively	61,087	50,029
Other receivables	2,133	3,367
Employee receivables	18	34
Amounts due from governmental entities	2,403	2,518

	65,641	55,948
Deferred income taxes	2,901	1,935
Prepaid income taxes	3,382	—
Prepaid expenses and other current assets	3,743	4,120
Assets held for sale	467	1,171

Total current assets	89,452	90,051
Property, building, and equipment, net	12,068	11,705
Goodwill	48,319	39,681
Intangible assets, net	9,499	8,262
Other assets	3,723	2,995

Total assets	$163,061	$152,694

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$4,787	$5,903
Salaries, wages, and benefits payable	11,533	10,572
Amounts due to governmental entities	3,162	3,223
Amounts payable under cooperative endeavor agreements	56	51
Income taxes payable	—	1,219
Current portion of capital lease obligations	127	211
Current portion of long-term debt	431	428

Total current liabilities	20,096	21,607
Deferred income taxes, less current portion	2,732	2,104
Capital lease obligations, less current portion	104	147
Long-term debt, less current portion	2,979	3,051
Minority interests subject to exchange contracts and/or put options	155	317
Other minority interests	3,283	3,579
Stockholders’ equity:
Common stock — $0.01 par value: 40,000,000 shares authorized; 20,712,482 and 20,682,317 shares issued and 17,762,423 and 17,732,258 shares outstanding at June 30, 2007 and December 31, 2006, respectively	177	177
Treasury stock — 2,950,059 shares at cost	(2,856)	(2,856)
Additional paid-in capital	81,116	80,273
Retained earnings	55,275	44,295

Total stockholders’ equity	133,712	121,889

Total liabilities and stockholders’ equity	$163,061	$152,694

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)
	(in thousands, except share and per share data)
Net service revenue	$70,564	$49,968	$139,291	$95,760
Cost of service revenue	36,081	25,098	70,698	49,626

Gross margin	34,483	24,870	68,593	46,134
General and administrative expenses	25,142	16,733	47,810	31,542

Operating income	9,341	8,137	20,783	14,592
Interest expense	94	60	176	146
Non-operating income, including (gain) on sales of assets	(305)	(116)	(598)	(281)

Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	9,552	8,193	21,205	14,727
Income tax expense	3,071	2,581	6,870	4,313
Minority interest and cooperative endeavor allocations	1,107	1,128	2,914	2,124

Income from continuing operations	5,374	4,484	11,421	8,290
Loss from discontinued operations (net of income tax benefit of $215 and $166 in the three months ended June 30, 2007 and 2006, respectively, and $382 and $329 in the six months ended June 30, 2007 and 2006, respectively)	336	271	597	536
Gain on sale of discontinued operations (net of income taxes of $37 in the three months ended June 30, 2006, and $364 in the six months ended June 30, 2006)	—	43	—	637

Net income	5,038	4,256	10,824	8,391
Redeemable minority interests	122	172	156	1,015

Net income available to common stockholders	$5,160	$4,428	$10,980	$9,406

Earnings per share — basic:
Income from continuing operations	$0.30	$0.27	$0.64	$0.50
Loss from discontinued operations, net	0.02	0.01	0.03	0.03
Gain on sale of discontinued operations, net	—	—	—	0.04

Net income	0.28	0.26	0.61	0.51
Redeemable minority interests	0.01	0.01	0.01	0.06

Net income available to common shareholders	$0.29	$0.27	$0.62	$0.57

Earnings per share — diluted:
Income from continuing operations	$0.30	$0.27	$0.64	$0.50
Loss from discontinued operations, net	0.02	0.01	0.03	0.03
Gain on sale of discontinued operations, net	—	—	—	0.04

Net income	0.28	0.26	0.61	0.51
Redeemable minority interests	0.01	0.01	0.01	0.06

Net income available to common shareholders	$0.29	$0.27	$0.62	$0.57

Weighted average shares outstanding:
Basic	17,754,632	16,561,398	17,751,412	16,559,623
Diluted	17,798,952	16,576,068	17,813,395	16,569,727
See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months Ended
	June 30,
	2007	2006
	(unaudited)
	(in thousands)
Operating activities
Net income	$10,824	$8,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,449	1,135
Provision for bad debts	4,089	2,044
Stock-based compensation expense	581	350
Minority interest in earnings of subsidiaries	2,711	2,099
Deferred income taxes	(337)	(379)
Gain on divestitures and sale of assets	—	(637)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(13,782)	(6,007)
Prepaid income taxes	(3,382)	895
Prepaid expenses, other assets	(340)	(329)
Accounts payable and accrued expenses	(1,286)	3,205
Net amounts due under cooperative endeavor agreements	5	9
Net amounts due governmental entities	(61)	1,310

Net cash provided by operating activities	471	12,086

Investing activities
Purchases of property, building, and equipment	(1,517)	(2,014)
Proceeds from sale of entities	—	1,440
Cash paid for acquisitions, primarily goodwill and intangible assets	(9,477)	(6,219)

Net cash used in investing activities	(10,994)	(6,793)

Financing activities
Principal payments on debt	(69)	(1,065)
Payments on capital leases	(127)	(231)
Proceeds from employee stock purchase plan	173	—
Proceeds from exercise of options	—	33
Minority interest distributions, net	(3,013)	(2,319)

Net cash used in financing activities	(3,036)	(3,582)

Change in cash	(13,559)	1,711
Cash at beginning of period	26,877	17,398

Cash at end of period	$13,318	$19,109

Supplemental disclosures of cash flow information
Interest paid	$148	$162

Income taxes paid	$11,336	$120

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
Unaudited Interim Financial Information
     The consolidated balance sheet as of June 30, 2007 and the related consolidated statements of income for the three months and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006 and related notes (interim financial information) have been prepared by LHC Group, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
Adjustment to Net Service Revenue and Bad Debt Expense
     In an effort to improve our processes and controls in billing and collections, during the second quarter of 2007 we engaged outside consulting expertise to evaluate the billing process related to our Long-Term Acute Care Hospitals (LTACH). The review identified claims which had been collected, but had remaining balances on the books. In some cases, these remaining balances related to contractual adjustments which had not been recorded or which had been incorrectly calculated and recorded at discharge. This information led management to determine that the Company had underestimated its revenue and bad debt adjustments related to certain commercial payers in our LTACHs. Therefore the Company has made the following adjustments to the facility-based segment:
•	Increased contractual adjustments in the first quarter by $783,000 pre-tax which reduces net service revenue.

•	Increased contractual adjustments in the second quarter by $1.1 million pre-tax which reduces net service revenue and increased bad debt expense by $223,000 pre-tax. Of the $1.1 million pre-tax contractual adjustment, $213,000 relates to FY 2005 and $925,000 relates to FY 2006. These amounts have been determined immaterial to those periods.

Due to the significance of the adjustment in the first quarter, the Company will amend the first quarter 2007 financials in a Form 10-Q/A.
2. Significant Accounting Policies
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Wholly-owned subsidiaries	46.2%	36.1%	45.5%	36.4%
Equity joint ventures	40.3	49.1	40.9	48.9
Cooperative endeavors	1.4	1.5	1.3	1.6
License leasing arrangements	10.0	11.1	9.8	11.2
Management services	2.1	2.2	2.5	1.9

	100.0%	100.0%	100.0%	100.0%

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
     Net service revenue was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Home-based services	82.2%	72.3%	81.2%	71.6%
Facility-based services	17.8	27.7	18.8	28.4

	100.0%	100.0%	100.0%	100.0%

     The following table sets forth the percentage of net service revenue earned by category of payor:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Payor:
Medicare	82.0%	85.8%	82.0%	86.1%
Medicaid	5.6	4.1	5.9	4.5
Other	12.4	10.1	12.1	9.4

	100.0%	100.0%	100.0%	100.0%

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
     Hospice Services. The Company’s Medicare hospice reimbursement is based on an annually-updated prospective payment system. Hospice payments are also subject to two caps. One cap relates to individual programs receiving more than 20% of their total Medicare reimbursement from inpatient care services. The second cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. None of the Company’s hospices exceeded either cap during the six months ended June 30, 2007 or 2006.
Facility-Based Services
     Long-Term Acute Care Services. The Company is reimbursed by Medicare for services provided under the long-term acute care hospital prospective payment system, which was implemented on October 1, 2002. Each patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount applicable to that particular group. This payment is intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently readmitted, among other factors. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Revenue from patients covered by private insurance is recognized in accordance with the terms of the individual contracts.
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
     The amount of the provision for bad debts is based upon the Company’s assessment of historical and expected net collections, business and economic conditions, and trends in government reimbursement. Uncollectible accounts are written off when the Company has determined the account will not be collected based on its collection efforts.
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
     At June 30, 2007, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 11.2%, or $7.7 million. For the six months ended June 30, 2007, the provision for bad debts increased to 2.9% of net service revenue compared to 2.1% of net service revenue for the same period in 2006. Adverse changes in general economic conditions, billing operations, payor mix, or trends in federal or state governmental coverage could affect our collection of accounts receivable, cash flows and results of operations.
     The following table sets forth our aging of accounts receivable (based on the billing date) as of June 30, 2007:

Payor	0-30	31-60	61-90	91-120	121-150	151+	Total
	(in thousands)
Medicare	$11,198	$2,342	$4,189	$5,534	$4,636	$9,099	$36,998
Medicaid	2,546	423	878	862	1,036	3,909	9,654
Other	4,914	1,833	1,822	1,904	1,938	9,695	22,105

Total	$18,658	$4,598	$6,889	$8,300	$7,610	$22,703	$68,758
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

Other Significant Accounting Policies
Due to/from Governmental Entities
     The Company’s critical access hospital and long-term acute care hospitals are reimbursed for certain activities based on tentative rates. Final reimbursement is determined based on submission of annual cost reports and audits by the fiscal intermediary. Adjustments are accrued on an estimated basis in the period the related services are rendered and further adjusted as final settlements are determined. These adjustments are accounted for as changes in estimates. There have been no significant changes in estimates during the three months ended June 30, 2007 and 2006.
Property, Building, and Equipment
     Property, building, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, generally ranging from three to ten years and up to thirty-nine years on buildings. Depreciation expense for the three months ended June 30, 2007 and 2006 was $759,000 and $570,000 respectively. Depreciation expense for the six months ended June 30, 2007 and 2006 was $1.4 million and $1.1 million, respectively.
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
     Several of the Company’s home health agencies have cooperative endeavor agreements with third parties that allow the third parties to be paid or recover a fee based on the profits or losses of the respective agencies. The Company accrues for the settlement of the third party’s profits or losses during the period the amounts are earned. Under the agreements, the Company has incurred net amounts due to the third parties of $65,000 and $55,000 for the three months ended June 30, 2007 and 2006, respectively, and $121,000 and $120,000 for the six months ended June 30, 2007 and 2006, respectively. The cooperative endeavor agreements have terms expiring at the end of June 2008.
     For agreements where the third party is a healthcare institution, the agreements typically require the Company to lease building and equipment and receive housekeeping and maintenance from the healthcare institutions. Ancillary services related to these arrangements are also typically provided by the healthcare institution. The Company expenses these amounts as incurred.
Minority Interest Subject to Exchange Contracts and/or Put Options
     The Company has a put option agreement with the minority interest holders of a majority-owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), which allows the minority interest holders to redeem their minority interests for cash. As of June 30, 2007, approximately 76.5% of the doctors have converted their minority interests to cash.
     There were no redemptions in the six months ended June 30, 2007. In the six months ended June 30, 2007, the Company recorded a mark-to-market charge of $156,000 for these redeemable minority interests. Included in minority interests subject to exchange contracts and/or put options liability at June 30, 2007 and December 31, 2006 is $155,000 and $317,000, respectively, related to these redeemable minority interests.
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
     The Company accounts for its stock-based compensation plans using the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation.
Earnings Per Share
     Basic per share information is computed by dividing the relevant amounts from the Consolidated Statements of Income by the weighted-average number of shares outstanding during the period. Diluted per share information is computed by dividing the relevant amounts from the Consolidated Statements of Income by the weighted-average number of shares outstanding plus dilutive potential shares.
     The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average number of shares outstanding for basic per share calculation	17,754,632	16,561,398	17,751,412	16,559,623
Effect of dilutive potential shares:
Options	7,871	1,454	7,856	1,197
Restricted stock	36,449	13,216	54,127	8,907

Adjusted weighted average shares for diluted per share calculation	17,798,952	16,576,068	17,813,395	16,569,727

Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after

November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
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
2007 Acquisitions
     During the six month period ended June 30, 2007, the Company acquired the existing operations of twelve entities for $8.5 million in cash and $908,000 in acquisition costs. Goodwill of $8.2 million and other intangibles of $1.3 million were assigned to the home-based services segment. The allocation of the purchase price to certain acquisitions during the six months ended June 30, 2007 has not been finalized and subject to change upon completion of final valuation.
2007 Divestitures
     The Company has reclassified the operations of one long-term acute care hospital out of discontinued operations in the three months and six months ended June 30, 2007 and 2006. In the first quarter of 2007, the Company reclassified the operations of one long-term acute care hospital out of discontinued operations and the Company no longer holds the assets for sale. The facility had previously been identified as held for sale and accounted for in discontinued operations throughout the year ended December 31, 2006. Goodwill of $401,000 and other assets related to this hospital were classified as assets held for sale at December 31, 2006. The operating results for the three months and six months ended June 30, 2006, previously disclosed in discontinued operations, have been reclassified to continuing operations in the statement of income.
     The Company has identified one pharmacy operation and one critical access hospital as held for sale as of June 30, 2007. The assets related to these operations are classified as assets held for sale on the balance sheet and operations are reported as discontinued operations. On July 1, 2007, the Company sold the assets of the critical access hospital to a third party.
     The following table summarizes the operating results of divestitures which have been presented as loss from discontinued operations in the accompanying consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net service revenue	$1,000	$1,273	$2,066	$3,542
Costs, expenses and minority interest and cooperative endeavor allocations	1,551	1,710	3,045	4,407

Loss from discontinued operations before income tax benefit	551	437	979	865
Income tax benefit	215	166	382	329

Loss from discontinued operations	$336	$271	$597	$536

     The changes in recorded goodwill by segment for the six month period ended June 30, 2007 were as follows:

Six months
Ended
June 30,
2007
(in thousands)
Home-based services segment:
Balance at December 31, 2006	$35,740
Goodwill acquired during the period from acquisitions	8,237

Balance at June 30, 2007	$43,977

Facility-based services segment:
Balance at December 31, 2006	$3,941
Goodwill reclassified from held for sale during the period	401

Balance at June 30, 2007	$4,342

     The above transactions were considered to be immaterial individually and in the aggregate. Accordingly, no supplemental pro forma information is required.
4. Credit Arrangements
Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Notes payable:
Due in yearly installments of $50,000 through August 2010 at 6.25%	$200	$190
Due in monthly installments of $20,565 through October 2015 at LIBOR plus 225 basis points (7.65% at June 30, 2007)	2,883	2,898
Due in monthly installments of $12,500 through November 2009 at 3.08%	327	391

	3,410	3,479
Less current portion of long-term debt	431	428

	$2,979	$3,051

     In August 2005, the Company entered into a promissory note with the seller of A-1 Nursing Registry, Inc. (“A-1”) in conjunction with the purchase of the assets of A-1. The principal amount of the note is $250,000 and it bears interest at 6.25%.
     In August 2005, the Company entered into a promissory note with Bancorp Equipment Finance, Inc. to purchase an airplane, for a principal amount of $2,975,000 with interest on any outstanding principal balance at the one month LIBOR rate plus 225 basis points (7.65% at June 30, 2007). The note is collateralized by the Company’s airplane and is payable in 119 monthly installments of $20,565 followed by one balloon installment in the amount of $1,920,565.
     Certain of the Company’s loan agreements contain restrictive covenants, including limitations on indebtedness and the maintenance of certain financial ratios. At June 30, 2007 and December 31, 2006, the Company was in compliance with all covenants.
Other Credit Arrangements
     The Company maintains a revolving-debt arrangement. Under the terms of this arrangement, the Company may be advanced funds up to a defined limit of eligible accounts receivable not to exceed the borrowing limit. At June 30, 2007 and December 31, 2006, the borrowing limit was $22,500,000, and no amounts were outstanding. Interest accrues on any outstanding amounts at a varying rate and is based on the Wells Fargo Bank, N.A. prime rate plus 1.5% (9.75% at June 30, 2007). The annual facility fee is 0.5% of the total availability. The agreement expires on April 15, 2010.

5. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. The adoption did not have a material effect on the consolidated financial position or results of operations of the Company. At the date of adoption, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. As of June 30, 2007, there were no accrued interest or penalties relating to unrecognized income tax benefits recognized in the statement of operations. There was no accrued liability for interest or penalties related to unrecognized income tax benefits recognized in the statement of financial position at June 30, 2007.
     The Company is subject to both federal and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2002.
6. Stockholders’ Equity
     The following table summarizes the activity in stockholders’ equity for the six month period ended June 30, 2007 (amounts in thousands, except share data):

	Common Stock				Additional
	Issued		Treasury		Paid-In	Retained
	Amount	Shares	Amount	Shares	Capital	Earnings	Total
Balances at December 31, 2006	$177	20,682,317	$(2,856)	2,950,059	$80,273	$44,295	$121,889
Net income	—	—	—	—	—	10,824	10,824
Options exercised	—	527	—	—	—	—	—
Issuance of 1,167 shares of vested restricted stock	—	1,167	—	—	33	—	33
Nonvested stock compensation	—		—	—	548	—	548
Issuance of vested restricted stock	—	22,476	—	—	—	—	—
Excess tax benefits from issuance of nonvested stock	—	—	—	—	89	—	89
Issuance of common stock under Employee Stock Purchase Plan	—	5,995	—	—	173	—	173
Recording minority interest in joint venture at redemption value	—	—	—	—	—	156	156

Balances at June 30, 2007	$177	20,712,482	$(2,856)	2,950,059	$81,116	$55,275	$133,712

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
Stock Options
     At June 30, 2007, 21,000 options were issued and exercisable. During the six months ended June 30, 2007, 2,000 options were exercised and no options were forfeited. These options were excerised through a net exercise transaction, in which 1,473 shares were returned to the Company and 527 shares were issued to the participant.

There were no options granted during the six months ended June 30, 2007. There were 15,500 options granted and 2,000 options exercised in the six months ended June 30, 2006. No options were forfeited during the six month period ended June 30, 2006.
     Nonvested Stock
     During the six months ended June 30, 2007, 12,600 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. Of these 12,600 shares, 9,100 shares vest in one year, while the remaining 3,500 shares vest one third immediately, and the remaining two-thirds vest over the two year period following the grant date. During the six months ended June 30, 2007, 114,571 nonvested shares were granted to employees pursuant to the 2005 Long-Term Incentive Plan. Of these 114,571 shares, 2,000 shares vest over a three year period while the remaining 112,571 shares vest over a five year period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of nonvested shares granted during the six month period ended June 30, 2007 were $30.41.
     The following table represents the nonvested stock activity for the six months ended June 30, 2007:

		Weighted
		average
	Number of	grant date
	Shares	fair value
Nonvested shares outstanding at December 31, 2006	86,716	$18.29
Granted	127,171	30.41
Vested	(23,644)	17.64
Forfeited	—	—
Nonvested shares outstanding at June 30, 2007	190,243	$26.47
     As of June 30, 2007, there was $4.6 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 4.1 years. The total fair value of shares vested in the six month period ended June 30, 2007 was $657,000. During the six months ended June 30, 2006, 8,164 shares vested. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $581,000 and $350,000 in compensation expense related to nonvested stock grants in the six months ended June 30, 2007 and 2006 respectively.
     Employee Stock Purchase Plan
     The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There are 250,000 shares reserved for the plan. The Company issued 3,240 shares of common stock under the plan at a per share price of $27.08 during the three months ended March 31, 2007 and 2,755 shares of common stock under the plan at a per share price of $30.81 during the three months ended June 30, 2007. At June 30, 2007 there were 236,909 shares available for future issuance.
7. Commitments and Contingencies
Contingencies
     The terms of several joint venture operating agreements grant a buy/sell option that would require the Company to either purchase or sell the existing membership interest in the joint venture within 30 days of the receipt of the notice to exercise the provision. Either the Company or its joint venture partner has the right to exercise the buy/sell option. The party receiving the exercise notice has the right to either purchase the interests held by the other party or sell its interests to the other party. The purchase price formula for the interests is set forth in the joint venture agreement and is typically based on a multiple of the earnings before income taxes, depreciation and amortization of the joint venture. Total revenue earned by the Company from joint ventures subject to these arrangements was $6.9 million and $7.2 million for the six months ended June 30, 2007 and 2006, respectively. The Company has not received notice from any joint venture partners of their intent to exercise the buy/sell option nor has the Company notified any joint venture partners of any intent to exercise the buy/sell option.
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

	Three Months Ended June 30, 2007
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$57,992	$12,572	$70,564
Cost of service revenue	27,711	8,370	36,081
General and administrative expenses	20,797	4,345	25,142
Operating income (loss)	9,484	(143)	9,341
Interest expense	63	31	94
Non-operating income, including gain on sale of assets	213	92	305
Income (loss) from continuing operations before income taxes and minority interest and cooperative endeavor allocations	9,634	(82)	9,552
Minority interest and cooperative endeavor allocations	987	120	1,107
Income (loss) from continuing operations before income taxes	8,647	(202)	8,445
Total assets	$129,856	$33,205	$163,061

	Three Months Ended June 30, 2006
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$36,148	$13,820	$49,968
Cost of service revenue	16,843	8,255	25,098
General and administrative expenses	12,688	4,045	16,733
Operating income	6,617	1,520	8,137
Interest expense	42	18	60
Non-operating income, including gain on sale of assets	77	39	116
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	6,652	1,541	8,193
Minority interest and cooperative endeavor allocations	705	423	1,128
Income from continuing operations before income taxes	5,947	1,118	7,065
Total assets	$84,467	$33,328	$117,795

	Six Months Ended June 30, 2007
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$113,058	$26,233	$139,291
Cost of service revenue	53,739	16,959	70,698
General and administrative expenses	38,632	9,178	47,810
Operating income	20,687	96	20,783
Interest expense	116	60	176
Non-operating income, including gain on sale of assets	416	182	598
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	20,987	218	21,205
Minority interest and cooperative endeavor allocations	2,408	506	2,914
Income (loss) from continuing operations before income taxes	18,579	(288)	18,291
Total assets	$129,856	$33,205	$163,061

	Six Months Ended June 30, 2006
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$68,569	$27,191	$95,760
Cost of service revenue	33,097	16,529	49,626
General and administrative expenses	23,988	7,554	31,542
Operating income	11,484	3,108	14,592
Interest expense	95	51	146
Non-operating income, including gain on sale of assets	188	93	281
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	11,577	3,150	14,727
Minority interest and cooperative endeavor allocations	1,263	861	2,124
Income from continuing operations before income taxes	10,314	2,289	12,603
Total assets	$84,467	$33,328	$117,795

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:
•	our expectations regarding financial condition or results of operations for periods after June 30, 2007;

•	our future sources of and needs for liquidity and capital resources;

•	our expectations regarding any future indebtedness under our credit facility;

•	our expectations regarding the size and growth of the market for our services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation;

•	the reimbursement levels of third-party payors;

•	the effect of adjustments and corrections to prior reimbursement levels by third-party payors on our financial condition or results of operations;

•	the effect of and applicability of annual caps established by third-party payors on our financial condition or results of operations;

•	possible changes in legislation and/or government regulations that would affect our business;

•	possible effects of legal proceedings on our financial condition and results of operations;

•	the sufficiency of our self-funded medical insurance plan;

•	the impact that the cost of medical supplies may have on our financial condition or results of operations;

•	the impact of interest rates on our business;

•	our discussion of our disclosure controls and procedures; and

•	our discussion of our critical accounting policies.
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
Overview
     We provide post-acute healthcare services primarily to Medicare beneficiaries in rural markets in the southern United States. We provide these post-acute healthcare services through our home nursing agencies, hospices, long-term acute care hospitals and outpatient rehabilitation clinic. Since our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana, we have grown to 155 service providers in Louisiana, Mississippi, Alabama, Texas, Arkansas, West Virginia, Kentucky, Florida, Tennessee, and Georgia as of June 30, 2007. Approximately 58% and 54%, respectively, of our net service revenue for the three months ended June 30, 2007 and 2006 was derived from patients who do not reside in Metropolitan Statistical Areas (MSAs).
Segments
     We operate in two segments for financial reporting purposes: home-based services and facility-based services. We derived 82.2% and 72.3% of our net service revenue during the three months ended June 30, 2007 and 2006, respectively, and 81.2% and 71.6% of our net service revenue during the six months ended June 30, 2007 and 2006, respectively, from our home-based services segment and derived the balance of our net service revenue from our facility-based services segment.

     Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, physical, occupational, and speech therapy, medically-oriented social services, and hospice care. As of June 30, 2007, we owned and operated 127 home nursing locations, 8 hospices, a diabetes self management company, a home health pharmacy, and a private duty agency. Of our 138 home-based services locations, 95 are wholly-owned by us and 43 are majority-owned or controlled by us through joint ventures. We also manage the operations of three home nursing agencies in which we have no ownership interest. We intend to increase the number of home nursing agencies that we operate through continued acquisition and development, primarily in underserved rural markets, as we implement our growth strategy. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will increase.
     We provide facility-based services principally through our long-term acute care hospitals and outpatient rehabilitation clinic. As of June 30, 2007, we owned and operated four long-term acute care hospitals with seven locations, of which all but one are located within host hospitals. We also owned and operated an outpatient rehabilitation clinic, a pharmacy, two medical equipment locations, a health club, and a critical access hospital. Of these 13 facility-based services locations, seven are wholly-owned by us and six are majority-owned or controlled by us through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Because of the recent changes in the regulations applicable to long-term acute care hospitals operated as hospitals within hospitals, we do not intend to expand the number of hospital within a hospital long-term acute care hospitals that we operate. Due to our emphasis on expansion through the acquisition and development of home nursing agencies, we anticipate that the percentage of our net service revenue and operating income derived from our facility-based segment will continue to decline.
Recent Developments
Medicare
     Home-Based Services. The base payment rate for Medicare home nursing in 2007 is $2,339 per 60-day episode. Since the inception of the prospective payment system in October 2000, the base episode rate payment has varied due to both the impact of annual market basket based increases and Medicare-related legislation. Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. The Centers for Medicare & Medicaid Services (CMS) establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.
     On June 29, 2007, CMS announced a 3.3% rate increase for hospice care and hospice services provided during the twelve-month period beginning on October 1, 2007 through September 30, 2008. In addition, CMS also announced that the hospice cap amount for the cap year ending October 31, 2007 was $21,410.
     On April 27, 2007, CMS issued a Notice of Proposed Rulemaking regarding the Home Health Prospective Payment System Refinement and Rate Update for Calendar Year 2008 (“Proposed Rule”). The Proposed Rule includes changes to the base rate calculation, refinements to the payment system, and new quality of care data collection requirements, among others. The Proposed Rule was open for public comment for a period of 60 days from the date of the release. On June 22, 2007 we submitted to CMS comments on the Proposed Rule, which comments were filed by us with the SEC on a Form 8-K also dated June 22, 2007. According to the release issued by CMS, the Proposed Rule, including any amendments thereto, will be effective on January 1, 2008. There is no guarantee that the changes and refinements included within the Proposed Rule payment calculations will be included within any final recommendations made by CMS for payments in Calendar year 2008. The Company has decided not to provide speculative net impact reviews to its consolidated financial results of operations and cash flows based upon the Proposed Rule. We will await determination of any final recommendation by CMS for changes to the payment system before determining further reporting needs regarding our Company consolidated financial results.
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
     On April 2, 2007, CMS provided a time extension to health care providers to comply with the National Provider Identifier (NPI) deadline implementation, as required under the regulations of the Health Insurance Portability and Accountability Act (HIPAA) of 1996. The final rule establishes the NPI as the standard unique health provider identifier for health care providers and requires all covered entities to be in compliance with the provisions of such final rule by May 23, 2007 (the “NPI Deadline”). The NPI is an identifier that is to be used by covered entities to identify health care providers, thus eliminating the current need for multiple identifiers for the same provider. The NPI will be required for use on all health care claims and other HIPAA transactions. The extension has been considered by CMS as it had become apparent that many covered entities were not going to be able to fully comply with the NPI standard by the NPI Deadline. Management has properly assigned the required NPI to each claim that will be processed from the NPI Deadline forward, and management does not foresee the requirement having a material impact to the Company’s consolidated financial position, cash flows or results of operations as the Company.
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
     In August 2006, CMS announced the payment rates for hospice care furnished from October 1, 2006 through September 30, 2007. These rates are 3.4% higher than the rates for the previous year. In addition, CMS announced that the hospice cap amount for the year ended October 31, 2006 is $20,585.
     Facility-Based Services Under the long-term acute care hospital prospective payment system implemented on October 1, 2002, each patient discharged from our long-term acute care hospitals is assigned a long-term care diagnosis-related group (LTACH-DRG). CMS establishes these long-term care diagnosis-related groups by categorizing diseases by diagnosis, reflecting the amount of resources needed to treat a given disease. For each patient, the Company’s long-term acute care hospitals are paid a pre-determined fixed amount applicable to the particular LTACH-DRG to which that patient is assigned. The payment is further increased for severity based on co-morbidities, complications, and procedures. The payment is decreased for short-stay outlier patients whose stay does not reach a predetermined minimum assigned for the LTACH-DRG. In addition, extremely high cost patients, after crossing a fixed loss threshold, receive an additional high-cost outlier payment intended to account for resource utilization requirements above the LTACH-DRG payment.
     On May 2, 2007 CMS published its annual long-term acute care hospital update for the LTACH Rate Year which begins July 1, 2007. There are five major portions of the final rule that are noteworthy for the operations of our long-term acute care hospitals. The Final Rule projects an overall decrease in payments to all Medicare certified long-term acute care hospitals of 3.8% compared to an impact estimated at 2.9% under the proposed rule. Included in the Final Rule are the following: (1) an increase to the standard federal payment rate of 0.71% which is a base rate of $38,356.45; (2) revisions to payment methodologies impacting short stay outliers, which reduce payments by 0.9%; (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payments of 1.0%; (4) an increase in the high cost outlier threshold from $18,477 per discharge in the proposed rule to $22,954 in the Final Rule resulting in projected reductions of 2.5%; and (5) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals, with a three-year phase-in, which CMS projects will not result in payment reductions for the first year of implementation but estimates reductions of 2.4% in the second year of implementation. The Final Rule also states that the annual update to the LTACH-DRG classifications and relative weights will be made in a budget neutral manner; effective October 1, 2007, which means that even after annual re-weighting of LTACH-DRGs, total payments to LTACHs will not be reduced in 2008.
     Our analysis has shown that the impact of this final rule to be a 3.29% reduction in payments to the Company’s long-term acute care hospitals. This reduction is less than the projected decrease of 3.8% forecast by CMS in the final rule. The Company currently operates a total of seven long-term acute care hospitals. Six of our hospitals are classified as hospitals within a hospital (HwH) and one is classified as a freestanding.
     The final rule regarding extension of the 25 Percent Rule to freestanding facilities will not have an effect on our one existing freestanding location based on our analysis that no single referral source is greater than 25% of Medicare discharges.
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
Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Net Service Revenue
     Net service revenue for the three months ended June 30, 2007 was $70.6 million, an increase of $20.6 million, or 41.2%, from $50.0 million in 2006. The increase in net service revenue is due primarily to the increase in patient census in the home-based segment through acquisitions and internal growth. For the three months ended June 30, 2007 and 2006, 82.0% and 85.8% respectively, of our net service revenue was derived from Medicare.
Home-Based Services.
     Net home-based services revenue for the three months ended June 30, 2007 was $58.0 million, an increase of 60.4%, from $36.1 million for the three months ended June 30, 2006. Organic growth in this service sector was approximately $16.5 million, or 54.4%. The increase in net home-based service revenue is due primarily to the increase in patient census through acquisitions and internal growth. Total admissions were 10,277 during the period, versus 5,852 for the same period in 2006, a 75.6% increase. Organic growth in admissions was 70.7%. The Company also monitors patient census as a key performance indicator within its home-based services. Average home-based patient census for the three months ended June 30, 2007 was 16,283 patients, an increase of 66.0% as compared to 9,807 patients for the three months ended June 30, 2006. Organic growth in home-based patient census was 59.8%. Organic growth includes growth on “same store” locations (owned for greater than 12 months), and growth from “de novo” locations. Growth from acquired locations owned less than 13 months is not included.

	For the three						For the three
	months ended			For the three months			months ended
	June 30,			ended June 30,			June 30,
	2007	2006	%	2007	2006	%	2007	2006	%
	Revenue	Revenue	Growth	Admissions	Admissions	Growth	Census	Census	Growth
Organic	$46,756	$30,280	54.4%	7,362	4,312	70.7%	12,779	7,996	59.8%

Acquired	$11,236	$5,868	91.5%	2,915	1,540	89.3%	3,504	1,811	93.5%

Total	$57,992	$36,148	60.4%	10,277	5,852	75.6%	16,283	9,807	66.0%

	For the three						For the three
	months ended			For the three months			months ended
	June 30,			ended June 30,			June 30,
	2007	2006		2007	2006		2007	2006
	Medicare	Medicare	%	Medicare	Medicare	%	Medicare	Medicare	%
	Census	Census	Growth	Admits	Admits	Growth	Episodes	Episodes	Growth
Organic	10,170	6,635	53.3%	5,278	3,227	63.6%	16,258	10,725	51.6%

Acquired	2,052	1,309	56.8%	1,831	983	86.3%	3,002	1,252	139.8%

Total	12,222	7,944	53.9%	7,109	4,210	68.9%	19,260	11,977	60.8%
Facility-Based Services.
Net service revenue for facility-based services for the three months ended June 30, 2007, decreased 9.0% to $12.6 million compared with $13.8 million for the three months ended June 30, 2006. The decrease in facility-based net service revenue is due primarily to the revenue adjustment of $1.1 million taken in the second quarter relating to commercial patients in the Long-Term Acute Care Hospitals (LTACHs). For additional information on the revenue and bad debt adjustments in the LTACHS, see Item 1, “Financial Statements — Notes to the Unaudited Consolidated Financial Statements — Note 1 — Adjustment to Net Service Revenue and Bad Debt Expense.” Patient days increased 3.1% to 11,453 in the three months ended June 30, 2007, from 11,110 in the three months ended June 30, 2006.

	For the three			For the three
	months ended			months ended			For the three months
	June 30,			June 30,			ended June 30,
			2007		2006
	2007	2006	%	Patient	Patient	%	2007	2006	%
	Revenue	Revenue	Growth	Days	Days	Growth	Discharges	Discharges	Growth
Organic	$12,572	$13,820	(9.0)%	11,453	11,110	3.1%	451	430	4.9%

Acquired	—	—	—%	—	—	—%	—	—	—%

Total	$12,572	$13,820	(9.0)%	11,453	11,110	3.1%	451	430	4.9%
Cost of Service Revenue
     Cost of service revenue for the three months ended June 30, 2007 was $36.1 million, an increase of $11.0 million, or 43.8%, from $25.1 million for the three months ended June 30, 2006. Cost of service revenue represented approximately 51.1% and 50.2% of our net service revenue for the three months ended June 30, 2007 and 2006, respectively.
     Home-Based Services. Cost of home-based services revenue for the three months ended June 30, 2007 was $27.7 million, an increase of $10.9 million, or 64.5%, from $16.8 million for the three months ended June 30, 2006. Approximately $9.1 million of this increase resulted from an increase in salaries and benefits. Approximately $6.8 million of the increase in salaries and benefits expense was due to acquisitions that occurred in 2006 and approximately $2.1 million of the increase in salaries and benefits expense was due to acquisitions that occurred in 2007. The remaining increase in salaries and benefits expense of approximately $127,000 was primarily attributable to internal growth. The remaining increase in cost of service revenue was attributable to increases in supplies and services expense and transportation expense. Supplies and service expense increased approximately $674,000. Of this $674,000, approximately $517,000 of the increase in supplies and services expense was due to acquisitions in 2006 while $157,000 was due to acquisitions in 2007. Transportation expense increased approximately $1.1 million. Of this $1.1 million, approximately $672,000 of the increase in transportation expense was due to acquisitions in 2006, $217,000 was due to acquisitions in 2007, and $234,000 was due to internal growth. Cost of home-based services revenue represented approximately 47.8% and 46.6% of our net home-based services revenue for the three months ended June 30, 2007 and 2006, respectively.

     Facility-Based Services. Cost of facility-based services revenue for the three months ended June 30, 2007 was $8.4 million, an increase of $100,000 or 1.4%, from $8.3 million for the three months ended June 30, 2006. The entire increase resulted from an increase in supplies from internal growth. The increase in supplies is due to the increase in patient days. Cost of facility-based service revenue represented approximately 66.5% and 59.7% of our net facility-based services revenue for the three months ended June 30, 2007 and 2006, respectively.
General and Administrative Expenses
     General and administrative expenses for the three months ended June 30, 2007 were $25.1 million, an increase of $8.4 million, or 50.3%, from $16.7 million for the three months ended June 30, 2006. General and administrative expenses represented approximately 35.6% and 33.5% of our net service revenue for the three months ended June 30, 2007 and 2006, respectively.
     Home-Based Services. General and administrative expenses in the home-based services segment for the three months ended June 30, 2007 were $20.8 million, an increase of $8.1 million, or 63.9%, from $12.7 million for the three months ended June 30, 2006. Approximately $4.3 million of the increase in general and administrative expenses was due to acquisitions that occurred in 2006 and approximately $1.8 million of the increase in general and administrative expenses were due to acquisitions that occurred in 2007. The remaining increase in general and administrative expenses of approximately $2.0 million was primarily attributable to internal growth. Of the $2.0 million attributable to internal growth, $805,000 is related to an increase in bad debt expense. General and administrative expenses in the home-based services segment represented approximately 35.9% and 35.1% of our net service revenue for the three months ended June 30, 2007 and 2006, respectively.
     Facility-Based Services. General and administrative expenses for the three months ended June 30, 2007 were $4.3 million, an increase of $300,000, or 7.4%, from $4.0 million for the same period in 2006. The entire growth was attributable to internal growth and is due to an increase in bad debt expense. General and administrative expenses in the facility-based services segment represented approximately 34.6% and 29.3% of our net service revenue for the three months ended June 30, 2007 and 2006, respectively.
Income Tax Expense
     The effective tax rates for the three months ended June 30, 2007 and 2006 were 36.4% and 36.5% respectively.
Minority Interest and Cooperative Endeavor Allocations
     The minority interest and cooperative endeavor allocations expense remained consistent for the three months ended June 30, 2007 at $1.1 million, compared to $1.1 million for the same period in 2006.
Discontinued Operations
     Revenue from discontinued operations for the three months ended June 30, 2007 and 2006 was $1.0 million and $1.3 million, respectively. Costs, expenses, and minority interest and cooperative endeavor allocations were $1.6 million and $1.7 million, respectively, for the three months ended June 30, 2007 and 2006. For the three months ended June 30, 2007, the loss from discontinued operations was $336,000 as compared to a loss from discontinued operations of $271,000 for the same period in 2006. In the second quarter of 2007, the Company placed its critical access hospital into discontinued operations.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Net Service Revenue

     Net service revenue for the six months ended June 30, 2007 was $139.3 million, an increase of $43.5 million, or 45.5%, from $95.8 million in 2006. The increase in net service revenue is due primarily to the increase in patient census in the home-based segment through acquisitions and internal growth. For the six months ended June 30, 2007 and 2006, 82.0% and 86.1% respectively, of our net service revenue was derived from Medicare.
Home-Based Services.
     Net home-based services revenue for the six months ended June 30, 2007 was $113.1 million, an increase of 64.9%, from $68.6 million for the six months ended June 30, 2006. Organic growth in this service sector was approximately $32.0 million, or 53.1%. The increase in net home-based service revenue is due primarily to the increase in patient census through acquisitions and internal growth. Total admissions were 20,442 during the period, versus 11,422 for the same period in 2006, a 79.0% increase. Organic growth in admissions was 72.8%. Average home-based patient census for the six months ended June 30, 2007 was 16,009 patients, an increase of 67.9% as compared to 9,535 patients for the six months ended June 30, 2006. Organic growth in home-based patient census was 62.0%.

							For the six
	For the six months			For the six months			months ended
	ended June 30,			ended June 30,			June 30,
	2007	2006	%	2007	2006	%	2007	2006	%
	Revenue	Revenue	Growth	Admissions	Admissions	Growth	Census	Census	Growth
Organic	$92,422	$60,379	53.1%	14,969	8,665	72.8%	12,608	7,785	62.0%

Acquired	$20,636	$8,190	152.0%	5,473	2,757	98.5%	3,401	1,750	94.3%

Total	$113,058	$68,569	64.9%	20,442	11,422	79.0%	16,009	9,535	67.9%

							For the six
	For the six months			For the six months			months ended
	ended June 30,			ended June 30,			June 30,
	2007	2006		2007	2006		2007	2006
	Medicare	Medicare	%	Medicare	Medicare	%	Medicare	Medicare	%
	Census	Census	Growth	Admits	Admits	Growth	Episodes	Episodes	Growth
Organic	9,925	6,439	54.1%	10,736	6,428	67.0%	31,550	20,971	50.4%

Acquired	2,069	1,208	71.3%	3,351	1,860	80.2%	4,874	2,040	138.9%

Total	11,994	7,647	56.8%	14,087	8,288	70.0%	36,424	23,011	58.3%
Facility-Based Services.
     Net service revenue for facility-based services for the six months ended June 30, 2007, decreased 3.5% to $26.2 million compared with $27.2 million for the six months ended June 30, 2006. The decrease in facility-based net service revenue is due primarily to the revenue adjustment of $1.1 million taken in the six months ended June 30, 2007, relating to commercial patients in the LTACHs. For additional information on the revenue and bad debt adjustments in the LTACHS, see Item 1, “Financial Statements — Notes to the Unaudited Consolidated Financial Statements — Note 1 — Adjustment to Net Service Revenue and Bad Debt Expense.” Patient days increased 4.5% to 23,127 in the six months ended June 30, 2007, from 22,140 in the three months ended June 30, 2006.

				For the six
	For the six months			months ended			For the six months
	ended June 30,			June 30,			ended June 30,
				2007	2006
	2007	2006	%	Patient	Patient	%	2007	2006	%
	Revenue	Revenue	Growth	Days	Days	Growth	Discharges	Discharges	Growth
Organic	$26,233	$27,191	(3.5)%	23,127	22,140	4.5%	922	883	4.4%

Acquired	—	—	—%	—	—	—%	—	—	—%

Total	$26,233	$27,191	(3.5)%	23,127	22,140	4.5%	922	883	4.4%
Cost of Service Revenue
     Cost of service revenue for the six months ended June 30, 2007 was $70.7 million, an increase of $21.1 million, or 42.5%, from $49.6 million for the six months ended June 30, 2006. Cost of service revenue represented approximately 50.8% and 51.8% of our net service revenue for the six months ended June 30, 2007 and 2006, respectively.
     Home-Based Services. Cost of home-based services revenue for the six months ended June 30, 2007 was $53.7 million, an increase of $20.6 million, or 62.4%, from $33.1 million for the six months ended June 30, 2006. Approximately $17.7 million of this increase resulted from an increase in salaries and benefits. Approximately $13.4 million of the increase in salaries and benefits expense was due to acquisitions that occurred in 2006 and approximately $3.3 million of the increase in salaries and benefits expense was due to acquisitions that occurred in 2007. The remaining increase in salaries and benefits expense of approximately $1.0 million was primarily attributable to internal growth. The remaining increase in cost of service revenue was attributable to increases in supplies and services expense and transportation expense. Supplies and service expense increased approximately $1.2 million. Of this $1.2 million, approximately $1.0 million of the increase in supplies and services expense was due to acquisitions in 2006 while $139,000 was due to acquisitions in 2007. Transportation expense increased approximately $1.7 million. Of this $1.7 million, approximately $1.2 million of the increase in transportation expense was due to acquisitions in 2006, $308,000 was due to acquisitions in 2007, and $214,000 was due to internal growth. Cost of home-based services revenue represented approximately 47.5% and 48.3% of our net home-based services revenue for the six months ended June 30, 2007 and 2006, respectively.
     Facility-Based Services. Cost of facility-based services revenue for the six months ended June 30, 2007 was $17.0 million, an increase of $430,000 or 2.6%, from $16.5 million for the six months ended June 30, 2006. The entire increase resulted from an increase in supplies from internal growth. The increase in supplies is due to the increase in patient days. Cost of facility-based service revenue represented approximately 64.6% and 60.8% of our net facility-based services revenue for the six months ended June 30, 2007 and 2006, respectively.
General and Administrative Expenses
     General and administrative expenses for the six months ended June 30, 2007 were $47.8 million, an increase of $16.3 million, or 51.6%, from $31.5 million for the six months ended June 30, 2006. General and administrative expenses represented approximately 34.3% and 32.9% of our net service revenue for the six months ended June 30, 2007 and 2006, respectively.
     Home-Based Services. General and administrative expenses in the home-based services segment for the six months ended June 30, 2007 were $38.6 million, an increase of $14.6 million, or 61.0%, from $24.0 million for the six months ended June 30, 2006. Approximately $4.0 million of the increase in general and administrative expenses was due to acquisitions that occurred in 2006 and approximately $2.4 million of the increase in general and administrative expenses were due to acquisitions that occurred in 2007. The remaining increase in general and administrative expenses of approximately $8.2 million was primarily attributable to internal growth. Of the $8.2 million attributable to internal growth, $1.4 million is related to an increase in bad debt expense. General and administrative expenses in the home-based services segment represented approximately 34.2% and 35.0% of our net service revenue for the six months ended June 30, 2007 and 2006, respectively.
     Facility-Based Services. General and administrative expenses for the six months ended June 30, 2007 were $9.2 million, an increase of $1.6 million, or 21.5%, from $7.6 million for the same period in 2006. The entire growth was attributable to internal growth. Of the $1.6 million attributable to internal growth, $715,000 is due to an increase in bad debt expense. General and administrative expenses in the facility-based services segment represented approximately 35.0% and 27.8% of our net service revenue for the six months ended June 30, 2007 and 2006, respectively.
Income Tax Expense
     The effective tax rates for the six months ended June 30, 2007 and 2006 were 37.6% and 34.2% respectively. The effective tax rate increase in the six months ended June 30, 2007 is primarily due to the reduction in the tax credits related to the Gulf Opportunity Zone Act of 2005.
Minority Interest and Cooperative Endeavor Allocations
     The minority interest and cooperative endeavor allocations expense for the six months ended June 30, 2007 was $2.9 million, compared to $2.1 million for the same period in 2006. The increase is due primarily to an increase in joint ventures and an increase in the income from operations related to our joint ventures.
Discontinued Operations
     Revenue from discontinued operations for the six months ended June 30, 2007 and 2006 was $2.1 million and $3.5 million, respectively. Costs, expenses, and minority interest and cooperative endeavor allocations were $3.0 million and $4.4 million, respectively, for the six months ended June 30, 2007 and 2006. For the six months ended June 30, 2007, the loss from discontinued operations was $597,000, as compared to a loss from discontinued operations of $536,000 for the same period in 2006. In the first quarter of 2007, the Company converted Louisiana Extended Care Hospital of West Monroe back into continuing operations from discontinued operations. After having the entity in discontinued operations for the year ended December 31, 2006, the Company decided to make this change after we did not receive an offer that we felt was indicative of the value of the entity. In the first quarter of 2007, the Company placed one pharmacy location into discontinued operations, and in the second quarter of 2007, the Company placed its critical access hospital into discontinued operations.
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
     Operating activities during the six months ended June 30, 2007 provided $471,000 in cash compared to $12.1 million for the six months ended June 30, 2006. Net income provided cash of $10.8 million. Non-cash items such as depreciation and amortization, provision for bad debts, equity-based compensation, minority interest in earnings of subsidiaries and deferred income taxes totaled $8.5 million. These non-cash charges are offset primarily by an increase in accounts receivable of $13.8 million due to increased revenue and an increase in prepaid federal and state income taxes of $3.4 million.
     Days sales outstanding, or DSO, for the three months ended June 30, 2007, was 75 days as compared with 74 days for the same three-month period in 2006. DSO, when adjusted for acquisitions and unbilled accounts receivables, was 70 days. The adjustment takes into account $3.7 million of unbilled receivables that the Company is delayed in billing due to the lag time in receiving the change of ownership after acquiring companies. For the comparable period in 2006, adjusted DSO was 65 days, taking into account $4.6 million in unbilled accounts receivable.
     Investing activities used $11.0 million and $6.8 million in cash for the six months ended June 30, 2007 and 2006, respectively. In the six months ended June 30, 2007, cash used by investing activities was $1.5 million for the purchases of property and equipment consisting primarily of computer hardware, software, and licenses, and $9.5 million in the cost of acquisitions.
     Financing activities used $3.0 million and $3.6 million in the six months ended June 30, 2007 and 2006, respectively. The $3.0 million cash used in financing activities in the six months ended June 30, 2007 was for minority interest distributions.
     At June 30, 2007, we had working capital of $69.4 million compared to $68.4 million at December 31, 2006, an increase of $1.0 million. This increase in working capital was due primarily to increases in accounts receivable due to increased revenue.
Indebtedness
     Our total long-term indebtedness was $3.6 million at June 30, 2007 and $3.8 million at December 31, 2006, respectively, including the current portions of $558,000 and $639,000. In April 2005, we entered into an amended and restated senior secured credit facility with Residential Funding Corporation due April 15, 2010. We, together with certain of our subsidiaries, may become borrowers under the credit facility. Our obligations and the obligations of our subsidiary borrowers under our credit facility agreement are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries and affiliates) and the assets of those subsidiaries and affiliates.
     Our credit facility makes available to us up to $22.5 million in revolving loans. The total availability may be increased up to a maximum of $25.0 million, subject to certain terms and conditions. Total availability under our credit facility may be limited from time to time based on the value of our receivables. As of June 30, 2007, we had no outstanding balance under our credit facility.
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
Contingencies
     For a discussion of contingencies, see Item 1, “Notes to Consolidated Financial Statements — Note 7 — Commitments and Contingencies” of this Form 10-Q, which discussion is incorporated herein by reference.
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
Critical Accounting Policies
     For a discussion of critical accounting policies, see Item 1, “Notes to Consolidated Financial Statements — Note 2 — Significant Accounting Policies” of this Form 10-Q, which discussion is incorporated herein by reference.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2007, we had cash of $13.3 million, which consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not be expected to have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.
     Our exposure to market risk relates to changes in interest rates for borrowings under the senior secured credit facility we entered into in April 2005. A hypothetical 100 basis point adverse move (increase) in interest rates would not have materially affected the interest expense for the six months ended June 30, 2007 since there were no amounts outstanding on the credit agreement during this period.
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

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company had a material weakness related to the controls over the recording of contractual adjustments on commercial contract claims in its Long-Term Acute Care Hospital (LTACH) business. The Company’s management, including the Company’s principal executive and principal financial officers, has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007. To address the material weakness described above, the Company has implemented additional manual controls and procedures over the recording of contractual adjustments related to commercial contracts in the LTACHs. The Company will work with outside consultants to continue identifying the appropriate methods of ensuring these controls and procedures may not be circumvented in the future.
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
Changes in Internal Controls
     Other than the matter described in this Item 4, there have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of stockholders was held on June 14, 2007. At the annual meeting, the following matters were voted on with the following results:
     Election of Directors. At the annual meeting, John L. Indest, Ronald T. Nixon, and W.J. “Billy” Tauzin were elected to serve as Class II directors for three-year terms expiring at the 2010 annual meeting of stockholders. Voting results were as follows:

Name of Director	Votes For	Votes Withheld
John L. Indest	16,904,047	121,723
Ronald T. Nixon	16,903,983	121,787
W.J. “Billy” Tauzin	16,900,280	125,490
The following persons continued as directors following the annual meeting: Keith G. Myers, Ted W. Hoyt, George A. Lewis, Nancy G. Brinker, John B. Breaux, and Dan S. Wilford.
     Ratification of Appointment of Independent Auditors. At the annual meeting, the stockholders approved the appointment of the independent accounting firm of Ernst & Young LLP to serve as the Company’s independent auditors. Voting results were as follows:

Votes For	Votes Withheld	Abstentions
16,749,487	263,569	12,714
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 9, 2005).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005, respectively).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Barry E. Stewart, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.
Date August 9, 2007	/s/ Barry E. Stewart
Barry E. Stewart
Executive Vice President and Chief Financial Officer