Form 10-Q
period 2007-09-30
LHC Group, Inc
filed 2007-11-08
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock, par value $0.01, outstanding as of November 2, 2007: 18,009,671 shares

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$12,859	$26,877
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $8,955, and $5,769 at September 30, 2007 and December 31, 2006, respectively	61,009	50,029
Other receivables	2,633	3,367
Employee receivables	33	34
Amounts due from governmental entities	2,372	2,518

	66,047	55,948
Deferred income taxes	3,107	1,935
Prepaid income taxes	519	—
Prepaid expenses and other current assets	4,299	4,120
Assets held for sale	678	1,171

Total current assets	87,509	90,051
Property, building, and equipment, net	12,609	11,705
Goodwill	64,875	39,681
Intangible assets, net	9,497	8,262
Other assets	3,190	2,995

Total assets	$177,680	$152,694

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$5,666	$5,903
Salaries, wages, and benefits payable	14,897	10,572
Amounts due to governmental entities	3,162	3,223
Amounts payable under cooperative endeavor agreements	72	51
Income taxes payable	—	1,219
Current portion of capital lease obligations	96	211
Current portion of long-term debt	433	428

Total current liabilities	24,326	21,607
Deferred income taxes, less current portion	2,598	2,104
Capital lease obligations, less current portion	87	147
Long-term debt, less current portion	2,887	3,051
Minority interests subject to exchange contracts and/or put options	102	317
Other minority interests	7,579	3,579
Stockholders’ equity:
Common stock — $0.01 par value: 40,000,000 shares authorized; 20,717,689 and 20,682,317 shares issued and 17,767,631 and 17,732,258 shares outstanding at September 30, 2007 and December 31, 2006, respectively	177	177
Treasury stock — 2,950,059 shares at cost	(2,856)	(2,856)
Additional paid-in capital	81,423	80,273
Retained earnings	61,357	44,295

Total stockholders’ equity	140,101	121,889

Total liabilities and stockholders’ equity	$177,680	$152,694

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)
	(in thousands, except share and per share data)
Net service revenue	$77,495	$58,626	$216,786	$155,462
Cost of service revenue	39,979	30,168	110,676	80,870

Gross margin	37,516	28,458	106,110	74,592
General and administrative expenses	26,748	18,885	74,558	50,427

Operating income	10,768	9,573	31,552	24,165
Interest expense	96	83	273	229
Non-operating income, including (gain) on sales of assets	(358)	(363)	(955)	(644)

Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	11,030	9,853	32,234	24,580
Income tax expense	3,377	3,094	10,246	7,409
Minority interest and cooperative endeavor allocations	1,413	1,325	4,327	3,448

Income from continuing operations	6,240	5,434	17,661	13,723
Loss from discontinued operations (net of income tax benefit of $157 and $93 in the three months ended September 30, 2007 and 2006, respectively, and $539 and $393 in the nine months ended September 30, 2007 and 2006, respectively)	246	163	843	728
Gain on sale of discontinued operations (net of income taxes of $20 in the three months ended September 30, 2007, and $20 and $336 in the nine months ended September 30, 2007 and 2006, respectively)	31	—	31	667

Net income	6,025	5,271	16,849	13,662
Redeemable minority interests	57	(72)	213	942

Net income available to common stockholders	$6,082	$5,199	$17,062	$14,604

Earnings per share — basic:
Income from continuing operations	$0.35	$0.31	$0.99	$0.81
Loss from discontinued operations, net	0.01	0.01	0.05	0.04
Gain on sale of discontinued operations, net	—	—	—	0.04

Net income	0.34	0.30	0.94	0.81
Redeemable minority interests	—	—	0.01	0.05

Net income available to common shareholders	$0.34	$0.30	$0.95	$0.86

Earnings per share — diluted:
Income from continuing operations	$0.35	$0.31	$0.99	$0.81
Loss from discontinued operations, net	0.01	0.01	0.05	0.04
Gain on sale of discontinued operations, net	—	—	—	0.04

Net income	0.34	0.30	0.94	0.81
Redeemable minority interests	—	—	0.01	0.05

Net income available to common shareholders	$0.34	$0.30	$0.95	$0.86

Weighted average shares outstanding:
Basic	17,766,612	17,557,576	17,756,537	16,895,929
Diluted	17,794,072	17,574,541	17,823,237	16,907,787
See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months Ended
	September 30,
	2007	2006
	(unaudited)
	(in thousands)
Operating activities
Net income	$16,849	$13,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,201	1,742
Provision for bad debts	7,291	2,836
Stock-based compensation expense	758	536
Minority interest in earnings of subsidiaries	3,932	3,460
Deferred income taxes	(678)	(427)
Gain on divestitures and sale of assets	—	(667)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(17,390)	(10,323)
Prepaid income taxes	(519)	—
Prepaid expenses, other assets	(318)	(3,652)
Accounts payable and accrued expenses	2,958	10,498
Net amounts due under cooperative endeavor agreements	21	16
Net amounts due governmental entities	(61)	1,711

Net cash provided by operating activities	15,044	19,392

Investing activities
Purchases of property, building, and equipment	(2,634)	(2,702)
Proceeds from sale of entities	—	1,440
Cash paid for acquisitions, primarily goodwill and intangible assets	(22,376)	(21,060)

Net cash used in investing activities	(25,010)	(22,322)

Financing activities
Issuance of common stock, net of underwriting discounts of $1,104 for the nine months ended September 30, 2006	—	21,033
Principal payments on debt	(159)	(1,163)
Payments on capital leases	(175)	(327)
Proceeds from employee stock purchase plan	303	85
Proceeds from exercise of options		135
Offering costs incurred	—	(250)
Minority interest distributions, net	(4,021)	(3,392)

Net cash provided by (used in) financing activities	(4,052)	16,121

Change in cash	(14,018)	13,191
Cash at beginning of period	26,877	17,398

Cash at end of period	$12,859	$30,589

Supplemental disclosures of cash flow information
Interest paid	$272	$230

Income taxes paid	$12,052	$120

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
     LHC Group, Inc. (the “Company”) is a healthcare provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries in non-urban markets in the United States. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals and outpatient rehabilitation clinics. As of the date of this report, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures, and controlled affiliates, operated in Louisiana, Alabama, Arkansas, Mississippi, Texas, West Virginia, Kentucky, Florida, Georgia, Tennessee, and Ohio.
Unaudited Interim Financial Information
     The consolidated balance sheet as of September 30, 2007 and the related consolidated statements of income for the three months and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006 and related notes (interim financial information) have been prepared by LHC Group, Inc. and are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with accounting principles generally accepted in the United States have been included. Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Wholly-owned subsidiaries	44.6%	43.8%	45.2%	40.7%
Equity joint ventures	41.7	43.4	41.2	46.4
Cooperative endeavors	1.4	1.3	1.4	1.5
License leasing arrangements	10.4	8.9	10.0	9.3
Management services	1.9	2.6	2.2	2.1

	100.0%	100.0%	100.0%	100.0%

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
     Net service revenue was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Home-based services	81.6%	76.0%	81.3%	72.8%
Facility-based services	18.4	24.0	18.7	27.2

	100.0%	100.0%	100.0%	100.0%

     The following table sets forth the percentage of net service revenue earned by category of payor:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Payor:
Medicare	82.0%	81.3%	82.0%	83.7%
Medicaid	5.0	4.1	5.6	4.3
Other	13.0	14.6	12.4	12.0

	100.0%	100.0%	100.0%	100.0%

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
     Hospice Services. The Company’s Medicare hospice reimbursement is based on an annually-updated prospective payment system. Hospice payments are also subject to two caps. One cap relates to individual programs receiving more than 20% of their total Medicare reimbursement from inpatient care services. The second cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. None of the Company’s hospices exceeded either cap during the nine months ended September 30, 2007 or 2006.
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
     Our Medicare population is paid at a prospectively set amount that can be determined at the time services are rendered. Our Medicaid reimbursement is based on a predetermined fee schedule applied to each individual service we provide. Our managed care contracts are structured similar to either the Medicare or Medicaid payment methodologies. Because of our payor mix, we are able to calculate our actual amount due at the patient level and adjust the gross charges to the actual amount expected to be received for services at the time of billing. This negates the need for an estimated contractual allowance to be booked at the time we report net service revenue for each reporting period.
     At September 30, 2007, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 12.8%, or $9.0 million. For the nine months ended September 30, 2007, the provision for bad debts increased to 3.4% of net service revenue compared to 1.8% of net service revenue for the same period in 2006. Adverse changes in general economic conditions, billing operations, payor mix, or trends in federal or state governmental coverage could affect our collection of accounts receivable, cash flows and results of operations.
     The following table sets forth our aging of accounts receivable (based on the billing date) as of September 30, 2007:

Payor	0-30	31-60	61-90	91-120	121-150	151+	Total
	(in thousands)
Medicare	$19,098	$1.291	$2,304	$1,299	$2,315	$12,515	$38,822
Medicaid	3,328	639	806	609	433	4,367	10,182
Other	4,063	1,619	1,608	1,251	1,442	10,977	20,960

Total	$26,489	$3,549	$4,718	$3,159	$4,190	$27,859	$69,964
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

     Included in intangible assets, net are other intangible assets such as licenses to operate home-based and/or facility-based services and trade names. The Company has valued these intangible assets separately from goodwill for each acquisition completed after January 1, 2006. The Company has concluded that these licenses and trade names have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the licenses and use these trade names indefinitely. Prior to January 1, 2006, the Company recognized the fair value of indefinite-lived licenses and trade names together with goodwill as a single asset for financial reporting purposes.
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
Other Significant Accounting Policies
  Due to/from Governmental Entities
     The Company’s critical access hospital and long-term acute care hospitals are reimbursed for certain activities based on tentative rates. Final reimbursement is determined based on submission of annual cost reports and audits by the fiscal intermediary. Adjustments are accrued on an estimated basis in the period the related services are rendered and further adjusted as final settlements are determined. These adjustments are accounted for as changes in estimates. There have been no significant changes in estimates during the three months ended September 30, 2007 and 2006.
  Property, Building, and Equipment
     Property, building, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, generally ranging from three to ten years and up to thirty-nine years on buildings. Depreciation expense for the three months ended September 30, 2007 and 2006 was $747,000 and $614,000 respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $2.2 million and $1.7 million, respectively.
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
          Several of the Company’s home health agencies have cooperative endeavor agreements with third parties that allow the third parties to be paid or recover a fee based on the profits or losses of the respective agencies. The Company accrues for the settlement of the third party’s profits or losses during the period the amounts are earned. Under the agreements, the Company has incurred net amounts due to the third parties of $84,000 and $64,000 for the three months ended September 30, 2007 and 2006, respectively, and $205,000 and $184,000 for the nine months ended September 30, 2007 and 2006, respectively. The cooperative endeavor agreements have terms expiring at the end of June 2008.
          For agreements where the third party is a healthcare institution, the agreements typically require the Company to lease building and equipment and receive housekeeping and maintenance from the healthcare institutions. Ancillary services related to these arrangements are also typically provided by the healthcare institution. The Company expenses these amounts as incurred.
     Minority Interest Subject to Exchange Contracts and/or Put Options
          The Company has a put option agreement with the minority interest holders of a majority-owned subsidiary, St. Landry Extended Care Hospital, LLC (“St. Landry”), which allows the minority interest holders to redeem their minority interests for cash. As of September 30, 2007, approximately 76.5% of the doctors have converted their minority interests to cash.
          There were no redemptions in the nine months ended September 30, 2007. In the nine months ended September 30, 2007, the Company recorded a mark-to-market charge of $213,000 for these redeemable minority interests. Included in minority interests subject to exchange contracts and/or put options liability at September 30, 2007 and December 31, 2006 is $104,000 and $317,000, respectively, related to these redeemable minority interests.
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
          The Company accounts for its stock-based compensation plans using the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation .
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

          The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average number of shares outstanding for basic per share calculation	17,766,612	17,557,576	17,756,537	16,895,929
Effect of dilutive potential shares:
Options	4,799	2,828	6,895	1,741
Restricted stock	22,661	14,137	59,805	10,117

Adjusted weighted average shares for diluted per share calculation	17,794,072	17,574,541	17,823,237	16,907,787

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
3. Acquisitions and Divestitures
          The following acquisitions were completed pursuant to the Company’s strategy of becoming the leading provider of post-acute healthcare services to Medicare patients in non-urban markets in the United States. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and target market’s potential cash flows. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects the goodwill recognized in connection with the acquisition of existing operations to be fully tax deductible.
  2007 Acquisitions
          During the nine month period ended September 30, 2007, the Company acquired the existing operations of 11 entities and a majority ownership interest in the existing operations of 8 entities for $19.9 million in cash, $4.1 million in equity of Company subsidiaries, and $2.5 million in acquisition costs. Goodwill of $25.2 million and other intangibles of $1.3 million were assigned to the home-based services segment. The allocation of the purchase price to certain acquisitions during the nine months ended September 30, 2007 has not been finalized and subject to change upon completion of final valuation.
     2007 Divestitures
          In the first quarter of 2007, the Company reclassified the operations of one long-term acute care hospital out of discontinued operations as the Company no longer holds the assets for sale. The facility had previously been identified as held for sale and accounted for in discontinued operations throughout the year ended December 31, 2006. Goodwill of $401,000 and other assets related to this hospital were classified as assets held for sale at December 31, 2006. The operating results for the three months and nine months ended September 30, 2006, previously disclosed in discontinued operations, have been reclassified to continuing operations in the statement of income.
          On July 1, 2007, the Company sold the assets of a critical access hospital to a third party. On September 28, 2007, the Company closed one pharmacy operation. The operating results of these two entities are included in discontinued operations for the three months and nine months ended September 30, 2007.
          The following table summarizes the operating results of divestitures which have been presented as loss from discontinued operations in the accompanying consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)
	2007	2006	2007	2006
Net service revenue	$1,084	$1,187	$3,150	$4,729
Costs, expenses and minority interest and cooperative endeavor allocations	1,487	1,443	4,532	5,850

Loss from discontinued operations before income tax benefit	403	256	1,382	1,121
Income tax benefit	157	93	539	393

Loss from discontinued operations	$246	$163	$843	$728

     The changes in recorded goodwill by segment for the nine month period ended September 30, 2007 were as follows:

Nine months
Ended
September 30,
2007
(in thousands)
Home-based services segment:
Balance at December 31, 2006	$35,740
Goodwill acquired during the period from acquisitions	24,793

Balance at September 30, 2007	$60,533

Facility-based services segment:
Balance at December 31, 2006	$3,941
Goodwill reclassified from held for sale during the period	401

Balance at September 30, 2007	$4,342

          The above transactions were considered to be immaterial individually and in the aggregate. Accordingly, no supplemental pro forma information is required.
4. Credit Arrangements
Long-Term Debt
          Long-term debt consisted of the following:

	September 30,	December 31,
	2007	2006
	(in thousands)
Notes payable:
Due in yearly installments of $50,000 through August 2010 at 6.25%	$150	$190
Due in monthly installments of $20,565 through October 2015 at LIBOR plus 225 basis points (7.60% at September 30, 2007)	2,876	2,898
Due in monthly installments of $12,500 through November 2009 at 3.08%	294	391

	3,320	3,479
Less current portion of long-term debt	433	428

	$2,887	$3,051

          In August 2005, the Company entered into a promissory note with the seller of A-1 Nursing Registry, Inc. (“A-1”) in conjunction with the purchase of the assets of A-1. The principal amount of the note is $250,000 and it bears interest at 6.25%.
          In August 2005, the Company entered into a promissory note with Bancorp Equipment Finance, Inc. to purchase an airplane, for a principal amount of $2,975,000 with interest on any outstanding principal balance at the one month LIBOR rate plus 225 basis points (7.60% at September 30, 2007). The note is collateralized by the Company’s airplane and is payable in 119 monthly installments of $20,565 followed by one balloon installment in the amount of $1,920,565.
          Certain of the Company’s loan agreements contain restrictive covenants, including limitations on indebtedness and the maintenance of certain financial ratios. At September 30, 2007 and December 31, 2006, the Company was in compliance with all covenants.
Other Credit Arrangements
          The Company maintains a revolving-debt arrangement. Under the terms of this arrangement, the Company may be advanced funds up to a defined limit of eligible accounts receivable not to exceed the borrowing limit. At September 30, 2007 and December 31, 2006, the borrowing limit was $22,500,000, and no amounts were outstanding. Interest accrues on any outstanding amounts at a varying rate and is based on the Wells Fargo Bank, N.A. prime rate plus 1.5% (9.25% at September 30, 2007). The annual facility fee is 0.5% of the total availability. The agreement expires on April 15, 2010.
5. Income Taxes
          The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. The adoption did not have a material effect on the consolidated financial position or results of operations of the Company. At the date of adoption, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. As of September 30, 2007, there was no accrued interest or penalties relating to unrecognized income tax benefits recorded in the statement of operations. There was no accrued liability for interest or penalties related to unrecognized income tax benefits recorded in the statement of financial position at September 30, 2007.
          The Company is subject to both federal and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2002.
6. Stockholders’ Equity
          The following table summarizes the activity in stockholders’ equity for the nine month period ended September 30, 2007 (amounts in thousands, except share data):

	Common Stock
	Issued		Treasury		Additional
					Paid-In	Retained
	Amount	Shares	Amount	Shares	Capital	Earnings	Total
Balances at December 31, 2006	$177	20,682,317	$(2,856)	2,950,059	$80,273	$44,295	$121,889
Net income	—	—	—	—	—	16,849	16,849
Options exercised	—	527	—	—	—	—	—
Issuance of 1,167 shares of vested restricted stock	—	1,167	—	—	33	—	33
Nonvested stock compensation	—		—	—	725	—	725
Issuance of vested restricted stock	—	22,476	—	—	—	—	—
Excess tax benefits from issuance of nonvested stock	—	—	—	—	89	—	89
Issuance of common stock under Employee Stock Purchase Plan	—	11,202	—	—	303	—	303
Recording minority interest in joint venture at redemption value	—	—	—	—	—	213	213

Balances at September 30, 2007	$177	20,717,689	$(2,856)	2,950,059	$81,423	$61,357	$140,101

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
     Stock Options
          At September 30, 2007, 19,000 options were issued and exercisable. During the nine months ended September 30, 2007, 2,000 options were exercised and no options were forfeited. These options were exercised through a net exercise transaction, in which 1,473 shares were returned to the Company and 527 shares were issued to the participant. There were no options granted during the nine months ended September 30, 2007. There were 15,500 options granted and 8,000 options exercised in the nine months ended September 30, 2006. No options were forfeited during the nine month period ended September 30, 2006.
     Nonvested Stock
          During the nine months ended September 30, 2007, 12,600 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. Of these 12,600 shares, 9,100 shares vest in one year, while the remaining 3,500 shares vest one third immediately, and the remaining two-thirds vest over the two year period following the grant date. During the nine months ended September 30, 2007, 114,571 nonvested shares were granted to employees pursuant to the 2005 Long-Term Incentive Plan. Of these 114,571 shares, 2,000 shares vest over a three year period while the remaining 112,571 shares vest over a five year period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of nonvested shares granted during the nine month period ended September 30, 2007 were $30.41.
          The following table represents the nonvested stock activity for the nine months ended September 30, 2007:

		Weighted
		average
	Number of	grant date
	Shares	fair value
Nonvested shares outstanding at December 31, 2006	86,716	$18.29
Granted	127,171	30.41
Vested	(23,643)	17.72
Forfeited	(36,217)	27.42

Nonvested shares outstanding at September 30, 2007	154,027	$24.28
          As of September 30, 2007, there was $4.2 million of total unrecognized compensation costs related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 4.0 years. The total fair value of shares vested in the nine month period ended September 30, 2007 was $657,000. During the nine months ended September 30, 2006, 8,167 shares vested. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $758,000 and $336,000 in compensation expense related to nonvested stock grants in the nine months ended September 30, 2007 and 2006 respectively.

  Employee Stock Purchase Plan
          The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There are 250,000 shares reserved for the plan. The Company issued 3,240 shares of common stock under the plan at a per share price of $27.08 during the three months ended March 31, 2007, 2,755 shares of common stock under the plan at a per share price of $30.81 during the three months ended June 30, 2007, and 5,207 shares of common stock under the plan at a per share price of $24.89 during the three months ended September 30, 2007. At September 30, 2007 there were 231,702 shares available for future issuance.
7. Commitments and Contingencies
Contingencies
          The terms of several joint venture operating agreements grant a buy/sell option that would require the Company to either purchase or sell the existing membership interest in the joint venture within 30 days of the receipt of the notice to exercise the provision. Either the Company or its joint venture partner has the right to exercise the buy/sell option. The party receiving the exercise notice has the right to either purchase the interests held by the other party or sell its interests to the other party. The purchase price formula for the interests is set forth in the joint venture agreement and is typically based on a multiple of the earnings before income taxes, depreciation and amortization of the joint venture. Total revenue earned by the Company from joint ventures subject to these arrangements was $3.5 million and $3.4 million for the three months ended September 30, 2007 and 2006, respectively and $10.4 million and $10.6 million for the nine months ended September 30, 2007 and 2006, respectively. The Company has not received notice from any joint venture partners of their intent to exercise the buy/sell option nor has the Company notified any joint venture partners of any intent to exercise the buy/sell option.
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
          These new rules also reclassified certain long-term acute care hospital diagnosis related groups (DRGs), which could result in a decrease in reimbursement rates. Further, the new rules kept in place the financial penalties associated with the failure to limit to 5% the total number of Medicare patients discharged to the host hospital and subsequently readmitted to a long-term acute care hospital located within the host hospital.
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

	Three Months Ended September 30, 2007
	Home-Based	Facility-Based
	Services	Services	Total
		(in thousands)
Net service revenue	$63,217	$14,278	$77,495
Cost of service revenue	31,135	8,844	39,979
General and administrative expenses	22,107	4,641	26,748
Operating income	9,975	793	10,768
Interest expense	64	32	96
Non-operating income, including gain on sale of assets	246	112	358
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	10,157	873	11,030
Minority interest and cooperative endeavor allocations	1,264	149	1,413
Income from continuing operations before income taxes	8,893	724	9,617
Total assets	$148,909	$28,771	$177,680

	Three Months Ended September 30, 2006
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$44,536	$14,090	$58,626
Cost of service revenue	21,292	8,876	30,168
General and administrative expenses	14,966	3,919	18,885
Operating income	8,278	1,295	9,573
Interest expense	53	30	83
Non-operating income, including gain on sale of assets	251	112	363
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	8,477	1,376	9,853
Minority interest and cooperative endeavor allocations	879	446	1,325
Income from continuing operations before income taxes	7,598	930	8,528
Total assets	$113,529	$37,220	$150,749

	Nine Months Ended September 30, 2007
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$176,275	$40,511	$216,786
Cost of service revenue	84,874	25,802	110,676
General and administrative expenses	60,739	13,819	74,558
Operating income	30,662	890	31,552
Interest expense	180	93	273
Non-operating income, including gain on sale of assets	661	294	955
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	31,143	1,091	32,234
Minority interest and cooperative endeavor allocations	3,673	654	4,327
Income (loss) from continuing operations before income taxes	27,470	437	27,907
Total assets	$148,909	$28,771	$177,680

	Nine Months Ended September 30, 2006
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$113,105	$42,357	$155,462
Cost of service revenue	54,389	26,481	80,870
General and administrative expenses	38,954	11,473	50,427
Operating income	19,762	4,403	24,165
Interest expense	148	81	229
Non-operating income, including gain on sale of assets	439	205	644
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	20,053	4,527	24,580
Minority interest and cooperative endeavor allocations	2,141	1,307	3,448
Income from continuing operations before income taxes	17,912	3,220	21,132
Total assets	$113,529	$37,220	$150,749
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
                This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:
•	our expectations regarding financial condition or results of operations for periods after September 30, 2007;

•	our future sources of and needs for liquidity and capital resources;

•	our expectations regarding any future indebtedness under our credit facility;

•	our expectations regarding the size and growth of the market for our services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation;

•	the reimbursement levels of third-party payors;

•	the effect of adjustments and corrections to prior reimbursement levels by third-party payors on our financial condition or results of operations;

•	the effect of and applicability of annual caps established by third-party payors on our financial condition or results of operations;

•	possible changes in legislation and/or government regulations that would affect our business;

•	possible effects of legal proceedings on our financial condition and results of operations;

•	the sufficiency of our self-funded medical insurance plan;

•	the impact that the cost of medical supplies may have on our financial condition or results of operations;

•	the impact of interest rates on our business;

•	our discussion of our disclosure controls and procedures; and

•	our discussion of our critical accounting policies.
                The forward-looking statements contained in this report reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A “Risk Factors,” included in this report and in other of our filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2006. This report should be read in conjunction with that annual report on Form 10-K, and all our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, made with the SEC through the date of this report.
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
Overview
     We provide post-acute healthcare services primarily to Medicare beneficiaries in non-urban markets in the United States. We provide these post-acute healthcare services through our home nursing agencies, hospices, long-term acute care hospitals and an outpatient rehabilitation clinic. Since our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana, we have grown to 167 service providers in Louisiana, Mississippi, Alabama, Texas, Arkansas, West Virginia, Kentucky, Florida, Tennessee, Georgia, and Ohio as of September 30, 2007. Approximately 58% and 55%, respectively, of our net service revenue for the three months ended September 30, 2007 and 2006 was derived from patients who do not reside in Metropolitan Statistical Areas (MSAs).
Segments
     We operate in two segments for financial reporting purposes: home-based services and facility-based services. We derived 81.6% and 76.0% of our net service revenue during the three months ended September 30, 2007 and 2006, respectively, and 81.3% and 72.8% of our net service revenue during the nine months ended September 30, 2007 and 2006, respectively, from our home-based services segment and derived the balance of our net service revenue from our facility-based services segment.
     Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, physical, occupational, and speech therapy, medically-oriented social services, and hospice care. As of September 30, 2007, we owned and operated 139 home nursing locations, 9 hospices, a diabetes self management company and a private duty agency. Of our 150 home-based services locations, 91 are wholly-owned by us and 52 are majority-owned or controlled by us through joint ventures, two are cooperative endeavors, and five are license lease arrangements. We also manage the operations of four home nursing agencies in which we have no ownership interest. We intend to increase the number of home nursing agencies that we operate through continued acquisition and development, primarily in underserved non-urban markets, as we implement our growth strategy. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will increase.
     We provide facility-based services principally through our long-term acute care hospitals and an outpatient rehabilitation clinic. As of September 30, 2007, we owned and operated four long-term acute care hospitals with seven locations, of which all but one are located within host hospitals. We also owned and operated an outpatient rehabilitation clinic, two medical equipment locations, a health club, and a pharmacy. Of these 12 facility-based services locations, six are wholly-owned by us and six are majority-owned or controlled by us through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Due to our emphasis on expansion through the acquisition and development of home nursing agencies, we anticipate that the percentage of our net service revenue and operating income derived from our facility-based segment will continue to decline.
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
     On August 29, 2007, CMS published a final rule, updating and making major refinements to the Medicare home health prospective payment system (“HH-PPS”) for 2008 (the “Final Rule”). The Final Rule, including any amendments thereto, will be effective on January 1, 2008. In the Final Rule, CMS made a number of refinements to the HH-PPS methodology, including the following:
•	Under the Social Security Act, CMS may adjust the standard payment amount to eliminate the effect of coding and classification changes that do not reflect changes in case-mix. In the proposed rule, CMS identified a change in case-mix of 8.7 percent (i.e., change that is not due to changes in the underlying health of patients). Therefore, CMS proposed a 2.75 percent reduction in the national 60-day episode rate for 3 years starting in 2008. However, after publishing the proposed rule, CMS updated its analysis and found a change in case-mix of 11.75 percent. Therefore, in the Final Rule, CMS adopted a 2.75 percent reduction in the national 60-day episode rate for 3 years starting in 2008, and extended the adjustment period to a 4th year via a 2.71 percent reduction for 2011. In the Final Rule, CMS requested public comment on the 2.71 percent reduction for 2011 and set an October 29, 2007 deadline for public comment.

•	To adjust for case-mix, HH-PPS currently uses 80 category case-mix classifications to assign patients to a home health resource group (“HHRG”). In the Final Rule, CMS increased the HHRG case-mix classifications from 80 to 153.

•	CMS decreased the home health market basket increase from 3.3 percent in 2007 to 3.0 percent for 2008.

•	The Deficit Reduction Act of 2005 provides for a 2 percent reduction in a home health agency’s market basket increase if certain quality measure data are not submitted to CMS. For 2007, CMS identified 10 required quality measures. CMS added the following two additional quality measures for 2008: (1) emergent care for wound infections, deteriorating wound status; and (2) improvement in status of surgical wound. Now, a total of 12 quality measures must be reported for a full home health market basket increase in 2008. If a home health agency does not submit quality data, the home health market basket percentage increase will be reduced by 2.0 percentage points and the agency will receive only a 1.0 percent update for 2008.

•	For episodes beginning and ending in 2008, the Final Rule sets the national 60-day episode rate at $2,270.32, a decrease from $2,339.00 in 2007. This new amount reflects the 3.0 percent home health market basket increase and the 2.75 percent reduction for the change in case-mix.

•	Previously, there was a single therapy threshold set at 10 visits. The Final Rule implements multiple therapy thresholds set at 6, 14 and 20 visits, with graduated payment levels between the thresholds, to reduce the impact of financial incentives on the delivery of therapy visits. Further, CMS included scores for infected surgical wounds, abscesses, chronic ulcers, gangrene, dysphagia, tracheostomy and cystostomy. CMS also added gastrointestinal, pulmonary, cardiac, hypertension, cancer, blood disorders and affective and other psychoses diagnosis groups, and assigned points for some secondary diagnosis and some combinations of conditions in the same episode.

•	The low utilization payment adjustment (LUPA) reduces the national standard rate when minimal services are provided during a 60-day episode. LUPAs are episodes with 4 or fewer days. In the proposed rule, CMS recognized that initial and only episode LUPAs may not offset the full cost of initial visits. Therefore, in the Final Rule, CMS adopted an increase of $87.93 for LUPA episodes that occur as the only episode or the initial episode during a sequence of adjacent episodes, which will be adjusted annually by the home health market basket.

•	CMS continued using the pre-floor and pre-classification hospital wage index data to adjust the labor portion of the HH-PPS rates.

•	CMS eliminated the significant change in condition (SCIC) payment adjustment.

•	Payment for non-routine medical supplies (NRS), which was $49.62 at the onset of the HH-PPS, has been updated yearly as part of the national standardized 60-day episode payment rate. In the proposed rule, CMS proposed revising the NRS methodology, and accounting for NRS costs based on 5 severity groups and a national conversion factor. In the Final Rule, CMS adopted a 6 severity group methodology and a national conversion factor of $52.35 for 2008.

•	The outlier threshold is defined as the 60-day episode payment plus a fixed dollar loss (FDL) amount. The proportion of additional costs paid as outlier payments is referred to as the loss sharing ratio. The FDL ratio and loss sharing ratio are selected so that estimated total outlier adjustments do not exceed 5 percent of total HH-PPS payments. In 2007, the FDL ratio is 0.67. In the proposed rule, CMS proposed maintaining the FDL ratio at 0.67. However, after further analysis, CMS adopted a FDL ratio of 0.89 in the Final Rule.
     In terms of legislative activity affecting home health, the U.S. House of Representatives passed legislation addressing the reauthorization of the Children’s Health Insurance Program (CHIP), physician payment reform, and a broad array of Medicare and Medicaid issues. The House package, called the Children’s Health and Medicare Protection Act (H.R. 3162) passed narrowly by a vote of 225-204 on August 1, 2007. The $90 billion bill expanded the CHIP program, eliminated the scheduled 10 percent Medicare physician payment reduction, and addressed a number of provider specific Medicare issues. The bill, however, also significantly cut payments to several provider groups, including home health. Under the bill, Medicare home health service rates would receive a reduction of $2.6 billion over five years through a one-year freeze in the market basket update for 2008. The bill also provided for a two-year renewal of the 5 percent additional payments for home health services furnished in a rural area, beginning January 1, 2008. This provision would add $0.3 billion over five years to rural home health agencies.
     For its part, the U.S. Senate passed a $35 billion CHIP reauthorization bill on August 2, 2007 but did not include payment reductions for home health or other providers. In negotiations this fall, House and Senate leaders decided to strip out the children’s health portions of the CHAMP bill and broker a deal to pass CHIP legislation separate from Medicare and Medicaid policy. While this children’s health-only legislation has passed the House and Senate twice, the President continues to veto each version.
     Currently, the Senate Finance Committee is holding member-level meetings to determine how to move a Medicare package through the Senate in order to conference legislation with the House. The Committee is contemplating a cut in the market basket update, despite a recent letter to the Committee signed by 61 Senators requesting the Committee to not include any payment reductions to home health services. It is expected that the base text of the House Medicare bill (H.R. 3162), with its provisions on home health, will be the negotiating position for the House when leaders determine a process to legislate on Medicare before adjourning in December..
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
     On May 2, 2007 CMS published its annual long-term acute care hospital update (“LTACH Final Rule”) for the LTACH Rate Year which began July 1, 2007. There are five major portions of the LTACH Final Rule that are noteworthy for the operations of our long-term acute care hospitals. The LTACH Final Rule projects an overall decrease in payments to all Medicare certified long-term acute care hospitals of 3.8% compared to an impact estimated at 2.9% under the proposed rule. Included in the LTACH Final Rule are the following: (1) an increase to the standard federal payment rate of 0.71% which is a base rate of $38,356.45; (2) revisions to payment methodologies impacting short stay outliers, which reduce payments by 0.9%; (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payments of 1.0%; (4) an increase in the high cost outlier threshold from $18,477 per discharge in the proposed rule to $22,954 in the LTACH Final Rule resulting in projected reductions of 2.5%; and (5) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals, with a three-year phase-in, which CMS projects will not result in payment reductions for the first year of implementation but estimates reductions of 2.4% in the second year of implementation. The LTACH Final Rule also states that the annual update to the LTACH-DRG classifications and relative weights will be made in a budget neutral manner, effective October 1, 2007, which means that even after annual re-weighting of LTACH-DRGs, total payments to LTACHs will not be reduced in 2008.
     The LTACH Final Rule regarding extension of the 25 Percent Rule to freestanding facilities should not have an effect on our one existing freestanding location based on our analysis that no single referral source is currently greater than 25% of Medicare discharges.
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
Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Net service revenue for the third quarter ended September 30, 2007, increased 32.2% to $77.5 million compared with $58.6 million in 2006. For the three months ended September 30, 2007 and 2006, 82.0% and 81.3%, respectively, of net service revenue was derived from Medicare. For the third quarter, home-based services accounted for 81.6% of revenue and facility-based services accounted for 18.4% of revenue compared with 76.0% and 24.0%, respectively, for the comparable prior year quarter.
     Income from continuing operations for the third quarter of 2007 totaled $6.2 million, or $0.35 per diluted share, compared with income from continuing operations of $5.4 million, or $0.31 per diluted share, for the third quarter of 2006. Income from continuing operations for the third quarter of 2007 includes a charge of $560,000 net of tax, or $0.03 per diluted share, related to the severance and consulting agreement entered into with our former Chief Financial Officer.
     Net income for the third quarter of 2007 totaled $6.0 million, or $0.34 per diluted share, compared with net income of $5.3 million, or $0.30 per diluted share, for the third quarter of 2006.
Net Service Revenue
     Home-Based Services.
     Net service revenue for home-based services for the three months ended September 30, 2007, increased 41.9% to $63.2 million compared with $44.5 million for the three months ended September 30, 2006. Total admissions increased 52.0% to 11,216 during the period, versus 7,377 for the same period in 2006. Average home-based patient census for the three months ended September 30, 2007, increased 29.4% to 16,862 patients as compared with 13,029 patients for the three months ended September 30, 2006.

  Facility-Based Services.
     Net service revenue for facility-based services for the three months ended September 30, 2007, increased 1.3% to $14.3 million compared with $14.1 million for the three months ended September 30, 2006. The increase in facility-based net service revenue is due primarily to the change in the acuity of the patients. Patient days decreased 4.0% to 11,202 in the three months ended September 30, 2007, from 11,674 in the three months ended September 30, 2006.
     Organic Growth
          Organic growth includes growth on “same store” locations (owned for greater than 12 months), and growth from “de novo” locations. Growth from acquired locations owned less than 13 months is not included. In the third quarter of 2007, we changed the way we calculate organic growth to a more common method. This method takes the organic number from the current period and compares it to the total number from the same period in the prior year as opposed to the old method which took the organic number from the current period and compared it to the organic number from the same period in the prior year.
     The following table sets forth the percentages for organic growth under the new calculation:

	Three months ended	Three months ended	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007
Net Revenue	36.0%	29.3%	26.0%
Average Census	35.2%	30.3%	15.2%
Average Medicare Census	32.6%	28.0%	17.7%
Admissions	45.6%	35.2%	24.4%
Medicare Admissions	32.5%	34.7%	19.8%
Episodes	33.5%	35.7%	43.0%
Cost of Service Revenue
     Cost of service revenue for the three months ended September 30, 2007 was $40.0 million, an increase of $9.8 million, or 32.5%, from $30.2 million for the three months ended September 30, 2006. Cost of service revenue represented approximately 51.6% and 51.5% of our net service revenue for the three months ended September 30, 2007 and 2006, respectively.
     Home-Based Services. Cost of home-based services revenue for the three months ended September 30, 2007 was $31.1 million, an increase of $9.8 million, or 46.2%, from $21.3 million for the three months ended September 30, 2006. Approximately $8.6 million of this increase resulted from an increase in salaries and benefits. Approximately $7.7 million of the increase in salaries and benefits expense was due to acquisitions and developments that occurred in 2006 and approximately $3.1 million of the increase in salaries and benefits expense was due to acquisitions and developments that occurred in 2007. The growth in salaries and benefits expense due to acquisitions and developments is offset by a decrease in the salaries and benefits expense in the “same store” locations by approximately $2.2 million. The remaining increase in cost of service revenue was attributable to increases in supplies and services expense and transportation expense. Supplies and service expense increased approximately $357,000. Supplies and services expense increased $669,000 related to acquisitions and developments that occurred in 2006, and $204,000 related to acquisitions and developments that occurred in 2007. The growth in supplies and services expense due to acquisitions and developments is offset by a decrease in the supplies and services expense in the “same store” locations by approximately $516,000. Transportation expense increased approximately $735,000. Transportation expense increased $676,000 related to acquisitions and developments that occurred in 2006 and $200,000 related to acquisitions and developments that occurred in 2007. The growth in transportation expense due to acquisitions and developments is offset by a decrease in the transportation expense in the “same store” locations by approximately $140,000. Cost of home-based services revenue represented approximately 49.3% and 47.8% of our net home-based services revenue for the three months ended September 30, 2007 and 2006, respectively.

     Facility-Based Services. Cost of facility-based services revenue for the three months ended September 30, 2007 was $8.8 million, a decrease of $32,000, from $8.9 million for the three months ended September 30, 2006. The entire increase resulted from an increase in supplies and services expense of $266,000 offset by a decrease in salaries and benefits expense of $298,000. The increase in supplies and services expense is due primarily to the change in the acuity of the patients. Cost of facility-based service revenue represented approximately 61.9% and 63.0% of our net facility-based services revenue for the three months ended September 30, 2007 and 2006, respectively.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2007 were $26.7 million, an increase of $7.9 million, or 41.6%, from $18.9 million for the three months ended September 30, 2006. General and administrative expenses represented approximately 34.5% and 32.2% of our net service revenue for the three months ended September 30, 2007 and 2006, respectively. General and administrative expenses for the third quarter of 2007 includes a charge of $904,000 related to the severance and consulting agreement entered into with our former Chief Financial Officer.
     Home-Based Services. General and administrative expenses in the home-based services segment for the three months ended September 30, 2007 were $22.1 million, an increase of $7.1 million, or 47.7%, from $15.0 million for the three months ended September 30, 2006. Approximately $6.1 million of the increase in general and administrative expenses was due to acquisitions that occurred in 2006 and approximately $2.0 million of the increase in general and administrative expenses was due to acquisitions that occurred in 2007. The growth in general and administrative expense due to acquisitions and developments is offset by a decrease in the general and administrative expense in the “same store” locations by approximately $1.0 million. General and administrative expenses in the home-based services segment represented approximately 35.0% and 33.6% of our net service revenue for the three months ended September 30, 2007 and 2006, respectively.
     Facility-Based Services. General and administrative expenses for the three months ended September 30, 2007 were $4.6 million, an increase of $722,000, or 18.4%, from $3.9 million for the same period in 2006. The entire growth was attributable to internal growth and is due to an increase in bad debt expense. General and administrative expenses in the facility-based services segment represented approximately 32.5% and 27.8% of our net service revenue for the three months ended September 30, 2007 and 2006, respectively.
Income Tax Expense
     The effective tax rates for the three months ended September 30, 2007 and 2006 were 35.1% and 36.3% respectively.
Minority Interest and Cooperative Endeavor Allocations
     The minority interest and cooperative endeavor allocations expense remained consistent for the three months ended September 30, 2007 at $1.4 million, compared to $1.3 million for the same period in 2006.
Discontinued Operations
     Revenue from discontinued operations for the three months ended September 30, 2007 and 2006 was $1.1 million and $1.2 million, respectively. Costs, expenses, and minority interest and cooperative endeavor allocations were $1.5 million and $1.4 million, respectively, for the three months ended September 30, 2007 and 2006. For the three months ended September 30, 2007, the loss from discontinued operations was $246,000 as compared to a loss from discontinued operations of $163,000 for the same period in 2006. In the second quarter of 2007, the Company placed its critical access hospital into discontinued operations. Sale of the hospital was completed on July 1, 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Net service revenue for the nine months ended September 30, 2007, increased 39.4% to $216.8 million compared with $155.5 million in 2006. For the nine months ended September 30, 2007 and 2006, 82.0% and 83.7%, respectively, of net service revenue was derived from Medicare. For the nine months ended September 30, 2007, home-based services accounted for 81.3% of revenue and facility-based services was 18.7% of revenue compared with 72.8% and 27.2%, respectively, for the comparable prior year period.
     Income from continuing operations for the nine months ended September 30, 2007 totaled $17.7 million, or $0.99 per diluted share, compared with income from continuing operations of $13.7 million, or $0.81 per diluted share, for the nine months ended September 30, 2006. Income from continuing operations for the nine months ended September 30, 2007 includes a charge of $560,000 net of tax, or $0.03 per diluted share, related to the severance and consulting agreement entered into with our former Chief Financial Officer.
     Net income for the nine months ended September 30, 2007 totaled $16.8 million, or $0.94 per diluted share, compared with net income of $13.7 million, or $0.81 per diluted share, for the nine months ended September 30, 2006.
Net Service Revenue
     Home-Based Services.
     Net service revenue for home-based services for the nine months ended September 30, 2007, increased 55.9% to $176.3 million compared with $113.1 million for the nine months ended September 30, 2006. Total admissions increased 73.7% to 32,656 during the period, versus 18,799 for the same period in 2006. Average home-based patient census for the nine months ended September 30, 2007, increased 28.9% to 16,208 patients as compared with 12,573 patients for the nine months ended September 30, 2006.
     Facility-Based Services.
     Net service revenue for facility-based services for the nine months ended September 30, 2007, decreased 4.4% to $40.5 million compared with $42.4 million for the nine months ended September 30, 2006. The decrease in net service revenue is due to the adjustment in the first half of 2007 relating to revenue with respect to commercial patients in the LTACH setting. Patient days increased 1.5% to 34,329 in the nine months ended September 30, 2007, from 33,814 in the nine months ended September 30, 2006.
     Organic Growth
          Organic growth includes growth on “same store” locations (owned for greater than 12 months), and growth from “de novo” locations. Growth from acquired locations owned less than 13 months is not included. In the third quarter of 2007, we changed the way we calculate organic growth to a more common method. This method takes the organic number from the current period and compares it to the total number from the same period in the prior year as opposed to the old method which took the organic number from the current period and compared it to the organic number from the same period in the prior year.
     The following table sets forth the percentages for organic growth under the new calculation:

	Three months ended	Six months ended	Nine months ended
	March 31, 2007	June 30, 2007	September 30, 2007
Net Revenue	36.0%	34.8%	43.3%
Average Census	35.2%	32.2%	14.5%
Average Medicare Census	32.6%	29.8%	15.8%

	Three months ended	Six months ended	Nine months ended
	March 31, 2007	June 30, 2007	September 30, 2007
Admissions	45.6%	39.8%	47.6%
Medicare Admissions	32.5%	38.5%	41.4%
Episodes	33.5%	37.1%	47.9%
Cost of Service Revenue
     Cost of service revenue for the nine months ended September 30, 2007 was $110.7 million, an increase of $29.8 million, or 36.9%, from $80.9 million for the nine months ended September 30, 2006. Cost of service revenue represented approximately 51.1% and 52.0% of our net service revenue for the nine months ended September 30, 2007 and 2006, respectively.
     Home-Based Services. Cost of home-based services revenue for the nine months ended September 30, 2007 was $84.9 million, an increase of $30.5 million, or 56.0%, from $54.4 million for the nine months ended September 30, 2006. Approximately $26.5 million of this increase resulted from an increase in salaries and benefits. Approximately $23.4 million of the increase in salaries and benefits expense was due to acquisitions and developments that occurred in 2006 and approximately $4.1 million of the increase in salaries and benefits expense was due to acquisitions and developments that occurred in 2007. The growth in salaries and benefits expense due to acquisitions and developments is offset by a decrease in the salaries and benefits expense in the “same store” locations by approximately $1.0 million. The remaining increase in cost of service revenue was attributable to increases in supplies and services expense and transportation expense. Supplies and service expense increased approximately $1.5 million. Supplies and services expense increased approximately $1.9 million related to acquisitions and developments in 2006, and approximately $348,000 related to acquisitions and developments in 2007. The growth in supplies and services expense due to acquisitions and developments is offset by a decrease in the supplies and services expense in the “same store” locations by approximately $735,000. Transportation expense increased approximately $2.5 million. Of this $2.5 million, approximately $2.1 million of the increase in transportation expense was due to acquisitions and developments that occurred in 2006, $278,000 was due to acquisitions and developments that occurred in 2007, and $98,000 was due to internal growth. Cost of home-based services revenue represented approximately 48.1% and 48.1% of our net home-based services revenue for the nine months ended September 30, 2007 and 2006, respectively.
     Facility-Based Services. Cost of facility-based services revenue for the nine months ended September 30, 2007 was $25.8 million, a decrease of $679,000 or 2.6%, from $26.5 million for the nine months ended September 30, 2006. The entire decrease resulted from an increase in supplies and services expense of $780,000 offset by a decrease in salaries and benefits expense of $1.5 million. The increase in supplies and services expense is due primarily to the change in the acuity of the patients. Cost of facility-based service revenue represented approximately 63.7% and 62.5% of our net facility-based services revenue for the nine months ended September 30, 2007 and 2006, respectively.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2007 were $74.6 million, an increase of $24.1 million, or 47.9%, from $50.4 million for the nine months ended September 30, 2006. General and administrative expenses represented approximately 34.4% and 32.4% of our net service revenue for the nine months ended September 30, 2007 and 2006, respectively. General and administrative expenses for the nine months ended September 30, 2007 includes a charge of $904,000 related to the severance and consulting agreement entered into with our former Chief Financial Officer.
     Home-Based Services. General and administrative expenses in the home-based services segment for the nine months ended September 30, 2007 were $60.7 million, an increase of $21.8 million, or 55.9%, from $39.0 million for the nine months ended September 30, 2006. Approximately $15.8 million of the increase in general and administrative expenses was due to acquisitions and developments that occurred in 2006 and approximately $2.9 million of the increase in general and administrative expenses were due to acquisitions and developments that occurred in 2007. The remaining increase in general and administrative expenses of approximately $3.1 million was primarily attributable to internal growth. Of the $3.1 million attributable to internal growth, $1.7 million is related to an increase in bad debt expense. General and administrative expenses in the home-based services segment represented approximately 34.5% and 34.4% of our net service revenue for the nine months ended September 30, 2007 and 2006, respectively.
     Facility-Based Services. General and administrative expenses for the nine months ended September 30, 2007 were $13.8 million, an increase of $2.3 million, or 20.4%, from $11.5 million for the same period in 2006. The entire growth was attributable to internal growth and is due to an increase in bad debt expense. General and administrative expenses in the facility-based services segment represented approximately 34.1% and 27.1% of our net service revenue for the nine months ended September 30, 2007 and 2006, respectively.
Income Tax Expense
     The effective tax rates for the nine months ended September 30, 2007 and 2006 were 36.7% and 35.1% respectively.
Minority Interest and Cooperative Endeavor Allocations
     The minority interest and cooperative endeavor allocations expense for the nine months ended September 30, 2007 was $4.3 million, an increase of $879,000, or 25.5%, from $3.4 million for the same period in 2006. The increase is due primarily to an increase in joint ventures.
Discontinued Operations
     Revenue from discontinued operations for the nine months ended September 30, 2007 and 2006 was $3.2 million and $4.7 million, respectively. Costs, expenses, and minority interest and cooperative endeavor allocations were $4.5 million and $5.9 million, respectively, for the nine months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007, the loss from discontinued operations was $843,000 as compared to a loss from discontinued operations of $728,000 for the same period in 2006. In the second quarter of 2007, the Company placed its critical access hospital into discontinued operations. Sale of the hospital was completed on July 1, 2007.
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
     Operating activities during the nine months ended September 30, 2007 provided $15.0 million in cash compared to $19.4 million for the nine months ended September 30, 2006. Net income provided cash of $16.8 million. Non-cash items such as depreciation and amortization, provision for bad debts, equity-based compensation, minority interest in earnings of subsidiaries and deferred income taxes totaled $13.5 million. These non-cash charges are offset primarily by an increase in accounts receivable of $17.4 million due to increased revenue.
     Days sales outstanding, or DSO, for the three months ended September 30, 2007, was 69 days. DSO was also 69 days for the same three-month period in 2006. When adjusted for acquisitions and unbilled accounts receivables, DSO at September 30, 2007 was 64 days. The adjustment takes into account $4.1 million of unbilled receivables that the Company is delayed in billing due to the lag time in receiving the change of ownership after acquiring companies. For the comparable period in 2006, adjusted DSO was 63 days, taking into account $4.4 million in unbilled accounts receivable. Compared to DSO at June 30, 2007 of 75 days, the decrease in DSO equates to approximately $5.1 million. Cash collection in excess of claims billed contributed about $3.8 million to this decrease and the increase in the bad debt reserve in the quarter contributed about $1.3 million.
     Investing activities used $25.0 million and $22.3 million in cash for the nine months ended September 30, 2007 and 2006, respectively. In the nine months ended September 30, 2007, cash used by investing activities was $2.6 million for the purchases of property and equipment consisting primarily of computer hardware, software, and licenses, and $22.4 million in the cost of acquisitions.
     Financing activities used $4.1 million and $16.1 million in the nine months ended September 30, 2007 and 2006, respectively. In the nine months ended September 30, 2007, cash used by financing activities was $4.0 million for minority interest distributions.
     At September 30, 2007, we had working capital of $63.2 million compared to $68.4 million at December 31, 2006, a decrease of $5.2 million. This decrease in working capital was due primarily to an increase of $4.3 million in salaries, wages and benefits payable.
Indebtedness
     Our total long-term indebtedness was $3.5 million at September 30, 2007 and $3.8 million at December 31, 2006, respectively, including the current portions of $529,000 and $639,000. In April 2005, we entered into an amended and restated senior secured credit facility with Residential Funding Corporation due April 15, 2010. We, together with certain of our subsidiaries, may become borrowers under the credit facility. Our obligations and the obligations of our subsidiary borrowers under our credit facility agreement are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries and affiliates) and the assets of those subsidiaries and affiliates.
     Our credit facility makes available to us up to $22.5 million in revolving loans. The total availability may be increased up to a maximum of $25.0 million, subject to certain terms and conditions. Total availability under our credit facility may be limited from time to time based on the value of our receivables. As of September 30, 2007, we had no outstanding balance under our credit facility.
     Interest on outstanding borrowings under our credit facility accrues at a variable base rate (based on Wells Fargo Bank’s prime rate or the federal funds rate), plus a margin of 1.5%.
     Our credit facility contains customary affirmative, negative and financial covenants. For example, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Financial covenants include requirements that we maintain a debt to EBITDA ratio of no greater than 1.5 to 1.0 and a fixed-charge coverage ratio of not less than 1.4 to 1.0. As of September 30, 2007, we have met all of the covenants included in the credit agreement.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2007, we had cash of $12.9 million, which consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not be expected to have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.
     Our exposure to market risk relates to changes in interest rates for borrowings under the senior secured credit facility we entered into in April 2005. A hypothetical 100 basis point adverse move (increase) in interest rates would not have materially affected the interest expense for the nine months ended September 30, 2007 since there were no amounts outstanding on the credit agreement during this period.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. As reported in the

Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, the Company had a material weakness related to the controls over the recording of contractual adjustments on commercial contract claims in its Long-Term Acute Care Hospital (LTACH) business. As a result of this weakness, the Company’s management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007. To address the material weakness described above, the Company implemented additional manual controls and procedures over the recording of contractual adjustments related to commercial contracts in the LTACHs. The Company has also continued to work with outside consultants to identify and implement appropriate methods of ensuring these controls and procedures may not be circumvented in the future.
     Although the Company’s remediation efforts with respect to the above referenced material weakness are substantially completed, management will not be able to affirmatively conclude that the internal controls over financial reporting implemented to remediate the material weakness are operating effectively until such controls are successfully tested in connection with the audit of the Company’s financial statements for the year ended December 31, 2007. Because additional testing is required to determine if the material weakness described in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007 has been fully remedied, the Company’s chief executive officer and chief financial officer concluded that the Company did not maintain effective disclosure controls and procedures as of the end of the period covered by this report.
Changes in Internal Controls
     Except for the controls implemented to address the material weakness identified in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, there have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 9, 2005).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005, respectively).

10.1	Consulting and Severance agreement, dated August 15, 2007, between LHC Group, Inc. and Barry E. Stewart (previously filed as Exhibit 10.1 to the Form 8-K (File No. 000-51343) on August 15, 2007).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

Date	November 8, 2007	/s/ Peter J. Roman
Peter J. Roman Senior Vice President and Chief Financial Officer