Form 10-K
period 2007-12-31
LHC Group, Inc
filed 2008-03-17
CIK 1303313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-8082
LHC GROUP, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware	71-0918189
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

420 West Pinhook Rd, Suite A
Lafayette, Louisiana 70503
(Address of principal executive offices)

(337) 233-1307
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, par value $.001 per share	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of December 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $368,067,910 based on the closing sale price as reported on the NASDAQ Global Select Market. For purposes of this determination shares beneficially owned by officers, directors and ten percent shareholders have been excluded, which does not constitute a determination that such persons are affiliates.

There were 18,085,329 shares of common stock, $.01 par value, issued and outstanding as of March 5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2007 are incorporated by reference in Part II of this Form 10-K. Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

LHC GROUP, INC.

This report contains “forward-looking statements.” Forward-looking statements relate to our expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by words like “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2007;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our propriety technology;

•	our ability to maintain a secure and current IT infrastructure;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the payment of dividends;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with SEC laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in or future interpretations of fraud, anti-kickback or other laws.

The forward-looking statements included in this report reflect our current views about future events. They are based on assumptions and are subject to known and unknown risks and uncertainties. Many factors could cause actual results or achievements to materially differ from future results or achievements that may be expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to materially differ from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed on pages 27 to 39 of this report under the heading “Risk Factors.”

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

Before you invest in our common stock, you should understand that the occurrence of any of the events described in the Risk Factors section, located in Part I, Item 1A in this annual report on Form 10-K or incorporated by reference into this annual report on Form 10-K, and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. If the events described in the Risk Factors or other unpredicted events occur, then the trading price of our common stock could decline and you may lose all or part of your investment.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Unless otherwise indicated, “LHC Group,” “we,” “us,” “our” and “the Company” refer to LHC Group, Inc. and our consolidated subsidiaries.

PART I

Item 1.	Business

Overview

We provide post-acute health care services primarily to Medicare beneficiaries in non-urban markets in the United States. We provide home-based services, primarily through home nursing agencies and hospices and facility-based services, primarily through long-term acute care hospitals and outpatient rehabilitation clinics. Through our wholly and majority owned subsidiaries, equity joint ventures and controlled affiliates, we currently operate in Louisiana, Mississippi, Arkansas, Alabama, Texas, Kentucky, Florida, Tennessee, Georgia, West Virginia, Ohio and Missouri. As of December 31, 2007, we owned and operated 144 home nursing locations, nine hospices, a diabetes management company and a private duty agency. As of December 31, 2007, we also managed the operations of four home nursing agencies in which we do not have an ownership interest. With respect to our facility-based services operations, we owned and operated four long-term acute care hospitals with a total of seven locations, an outpatient rehabilitation clinic, a pharmacy, two medical equipment locations and a family health center as of December 31, 2007. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest.

We provide home-based post-acute health care services through our home nursing agencies and hospices. Our home nursing locations offer a wide range of services, including skilled nursing, nursing, physical, occupational and speech therapy and medically-oriented social services. The nurses, home health aides and therapists in our home nursing agencies work closely with patients and their families to design and implement individualized treatments in accordance with a physician-prescribed plan of care. Our hospices provide palliative care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors and volunteers. Of our 155 home-based services locations, 90 are wholly-owned by us, 60 are majority-owned or controlled by us through joint ventures and five are operated through license lease arrangements. For the years ended December 31, 2007, 2006 and 2005, our home-based services provided $244.1 million, $164.7 million and $105.6 million, respectively, of our net service revenue.

We provide facility-based health care services through our long-term acute care hospitals, an outpatient rehabilitation clinic, a pharmacy, two medical equipment locations and a family health center. As of December 31, 2007, we owned and operated four long-term acute care hospitals in seven locations, with a total of 156 licensed beds. Our long-term acute care hospitals, six of which are within host hospitals, provide services primarily to patients with complex medical conditions who have transitioned out of a hospital intensive care unit but remain too severe for treatment in a non-acute setting. We provide outpatient rehabilitation services through physical therapists, occupational therapists and speech pathologists at our outpatient rehabilitation clinic in which we maintain an ownership interest. We also provide outpatient rehabilitation services on a contractual basis. In addition, we manage the operations of one inpatient rehabilitation facility in which we do not have an ownership interest. Of our 12 facility-based services locations in which we maintain an ownership interest, six are wholly-owned by us and six are majority-owned or controlled by us through joint ventures. For the years ended December 31, 2007, 2006 and 2005, our facility-based services provided $53.9 million, $53.8 million and $50.1 million, respectively, of our net service revenue.

Our founders began operations in September 1994 as St. Landry Home Health, Inc. in Palmetto, Louisiana. After several years of expansion, our founders reorganized their business and began operating as Louisiana Healthcare Group, Inc. in June 2000. In March 2001, Louisiana Healthcare Group, Inc. reorganized and became a wholly owned subsidiary of The Healthcare Group, Inc., a Louisiana business corporation. Effective December 2002, The Healthcare Group, Inc. merged into LHC Group, LLC, a Louisiana limited liability company, with LHC Group, LLC being the surviving entity. In January 2005, LHC Group, LLC established a wholly owned Delaware subsidiary, LHC Group, Inc. Effective February 9, 2005, LHC Group, LLC merged into LHC Group, Inc. LHC Group, Inc. is a Delaware corporation and our principal executive offices are located at 420 West Pinhook Road, Suite A, Lafayette, Louisiana, 70503. Our telephone number is (337) 233-1307 and our website is www.lhcgroup.com.

Industry and Market Opportunity

According to the Medicare Payment Advisory Committee (MedPAC), an independent federal body established in 1997 to advise Congress on issues affecting the Medicare program, approximately one-third of all general acute care hospital patients require additional care following their discharge from the hospital. Post-acute care currently comprises approximately 13 percent of Medicare’s total spending. Some of these patients receive less intensive care in settings such as skilled nursing facilities, outpatient rehabilitation clinics or the home, while others receive continuing care in more intensive care settings such as inpatient rehabilitation facilities or long-term acute care hospitals that are either freestanding or co-located within general acute care facilities. According to MedPAC estimates, Medicare spending totaled $16.9 billion in 2005 for the two primary post-acute sectors in which we operate: home nursing and long-term acute care hospitals.

MedPAC estimates Medicare spending on home nursing services totaled $13.1 billion in 2006. The Centers for Medicare and Medicaid (CMS), estimates that there were approximately 8,813 Medicare-certified home nursing agencies in the United States in 2006, the majority of which are operated by small local or regional providers. MedPAC estimates that in 2005, 62 percent of freestanding home health agencies were urban, 12 percent were rural and 25 percent were mixed. Also, 16 percent were not-for-profit, 77 percent were for profit and 7 percent were government. CMS predicts that Medicare spending will increase at an average annual growth rate of 6.7 percent between 2007 and 2017. Growth is being driven by:

•	a U.S. population that is getting older and living longer;

•	patient preference for less restrictive care settings;

•	incentives for general acute care hospitals to discharge patients into less intensive treatment settings as quickly as medically appropriate;

•	higher incidences of chronic conditions and disease; and

•	a continued movement of institutionalized people into home and community-based care.

Long-term acute care hospitals provide specialized medical and rehabilitative care to patients with complex medical conditions requiring higher intensity care and monitoring that cannot be provided effectively in other health care settings. These facilities typically serve as an intermediate step between the intensive care unit of a general acute care hospital and a less intensive treatment setting, such as a skilled nursing facility or the home. According to MedPAC estimates, Medicare spending for services provided by long-term acute care hospitals grew from $2.7 billion in 2004 to an estimated $4.5 billion in 2005.

According to the U.S. Census Bureau, rural areas have a higher percentage of residents over the age of 65, who, in 2005, accounted for 12.9 percent of the total population in rural markets compared to 11.8 percent in urban markets. Additionally, according to the American Public Health Association (APHA), rural areas typically do not offer the range of post-acute health care services that are available in urban or suburban markets. As such, patients in rural markets face challenges in accessing health care in a convenient and appropriate setting. For example, APHA estimates that although 20 percent of Americans live in rural areas, less than 11 percent of the nation’s physicians practice in rural areas. According to APHA, individuals in rural areas may also have difficulty reaching health care facilities due to greater travel time or a lack of public transportation. The economic characteristics and population dispersion of rural markets also make these markets less attractive to health maintenance organizations and other managed care payors. Government studies cited by APHA have shown rural residents also tend to have more health complications than urban residents. Additionally, APHA has noted that residents in rural areas are less likely to use preventive screening services and have a higher prevalence of disabilities, heart disease, cancer, diabetes and other chronic conditions when compared to urban residents. Therefore, we believe our post-acute service provides valuable alternatives to this underserved, rural patient population.

In our experience, because most rural areas have the population size to support only one or two general acute care hospitals, the local hospital often plays a significant role in rural market health care delivery systems. Rural patients who require home nursing frequently receive care from a small home care agency or an agency that, while owned and run by the hospital, is not an area of focus for that hospital. Similarly, patients in these markets who require services typically offered by long-term acute care hospitals are more likely to remain in the community hospital because it is often the only local facility equipped to deal with severe, complex medical conditions. By entering these markets through affiliations with local hospitals, we usually face less competition for the services we provide. Therefore, we believe we are well positioned to build and maintain long-term relationships with local hospitals, physicians and other health care providers and to become the highest quality post-acute provider in our markets.

Business Strategy

Our objective is to become the leading provider of post-acute services to Medicare beneficiaries in non-urban markets in the United States. To achieve this objective, we intend to:

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

Achieve margin improvement through the active management of costs.  The majority of our net service revenue is generated under Medicare prospective payment systems (PPS) through which we are paid pre-determined rates based upon the clinical condition and severity of the patients in our care. Because our profitability in a fixed payment system depends upon our ability to manage the costs of providing care, we continue to pursue initiatives to improve our margins and net income.

Expand into new markets.  We will continue expanding into new markets by developing de novo locations and by acquiring existing Medicare-certified home nursing agencies in attractive markets throughout the United States. We will continue our unique strategy of partnering with non-profit hospitals in home health services as these ventures provide significant return on investment and we will look to acquire larger freestanding agencies that can serve as growth platforms in markets that we do not currently serve in order to support our growth into new states.

Pursue strategic acquisitions.  We will continue to identify and evaluate opportunities for strategic acquisitions in new and existing markets that will enhance our market position, increase our referral base and expand the breadth of services we offer.

Services

We provide post-acute health care services primarily to Medicare beneficiaries in non-urban markets in the United States. Our services can be broadly classified into two principal categories: (1) home-based services offered through our home nursing agencies and hospices; and (2) facility-based services offered through our long-term acute care hospitals and outpatient rehabilitation clinic.

Home-Based Services

Home Nursing.  Our registered and licensed practical nurses provide a variety of medically necessary services to homebound patients who are suffering from acute or chronic illness, recovering from injury or surgery, or who otherwise require care or monitoring. These services include wound care and dressing changes, cardiac rehabilitation, infusion therapy, pain management, pharmaceutical administration, skilled observation and assessment and patient education. We have also designed guidelines to treat chronic diseases and conditions including diabetes, hypertension, arthritis, Alzheimer’s disease, low vision, spinal stenosis, Parkinson’s disease, osteoporosis, complex wound care and chronic pain. Our home health aides provide assistance with daily activities such as housekeeping, meal preparation, medication management, bathing and walking. Through our medical social workers we counsel patients and their families with regard to financial, personal and social concerns that arise from a patient’s health-related problems. We also provide skilled nursing, ventilator and tracheotomy services, extended care specialties, medication administration and management and patient and family assistance and education. We also provide management services to third-party home nursing agencies, often as an interim solution until proper state and regulatory approvals for an acquisition can be obtained.

Our physical, occupational and speech therapists provide therapy services to patients in their home. Our therapists coordinate multi-disciplinary treatment plans with physicians, nurses and social workers to restore basic mobility skills such as getting out of bed, walking safely with crutches or a walker and restoring range of motion to specific joints. As part of the treatment and rehabilitation process, a therapist will stretch and strengthen muscles, test balance and coordination abilities and teach home exercise programs. Our therapists assist patients and their families with improving and maintaining a patient’s ability to perform functional activities of daily living, such as the ability to dress, cook, clean and manage other activities safely in the home environment. Our speech and language therapists provide corrective and rehabilitative treatment to patients who suffer from physical or cognitive deficits or disorders that create difficulty with verbal communication or swallowing.

All of our home nursing agencies offer 24 hour personal emergency response and support services through Philips Lifeline for qualified patients who require close medical monitoring but who want to maintain an independent lifestyle. These services consist principally of a communicator that connects to the telephone line in the subscriber’s home and a personal help button that is worn or carried by the individual subscriber and that, when activated, initiates a telephone call from the subscriber’s communicator to Lifeline’s central monitoring facilities. Lifeline’s trained personnel identify the nature and extent of the subscriber’s particular need and notify the subscriber’s family members, neighbors and/or emergency personnel, as needed. Our use of the Lifeline system increases customer satisfaction and loyalty by providing our patients a point of contact between scheduled nursing visits. As a result, we offer our patients a more complete regimen of care management than our competitors in the markets in which we operate by offering this service to qualified patients as part of their home health plan of care.

Hospice.  Our Medicare-certified hospice operations provide a full range of hospice services designed to meet the individual physical, spiritual and psychosocial needs of terminally ill patients and their families. Our hospice services are primarily provided in a patient’s home but can also be provided in a nursing home, assisted living facility or hospital. Key services provided include pain and symptom management accompanied by palliative medication, emotional and spiritual support, inpatient and respite care, homemaker services, dietary counseling, social worker visits, spiritual counseling and bereavement counseling for up to 13 months after a patient’s death.

Facility-Based Services

Long-term Acute Care Hospitals.  Our long-term acute care hospitals treat patients with severe medical conditions who require high-level care along and provide frequent monitoring by physicians and other clinical personnel. Patients who receive our services in a long-term acute care hospital are too medically unstable to be treated in a non-acute setting. Examples of these medical conditions include respiratory failure, neuromuscular disorders, cardiac disorders, non-healing wounds, renal disorders, cancer, head and neck injuries and mental disorders. These impairments often are associated with accidents, strokes, heart attacks and other serious medical conditions. We also treat patients diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. As part of our facility-based services, we operate an institutional pharmacy, which focuses on providing a full array of institutional pharmacy services to our long-term acute care hospitals and inpatient rehabilitation facility.

Rehabilitation Services.  We provide rehabilitation services in multiple settings, including both inpatient and outpatient settings. In our facilities and through our contractual relationships, we provide physical, occupational and speech rehabilitation services. We also provide certain specialized services such as hand therapy or sports performance enhancement that treat sports and work related injuries, musculoskeletal disorders, chronic or acute pain and orthopedic conditions. Our patients are often diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, strokes, heart attacks and other medical conditions. Our rehabilitation services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also design services to prevent short-term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our physical, occupational and respiratory therapists and speech-language pathologists. We also provide management services to one inpatient rehabilitation facility and operate one health and wellness center.

Operations

Financial information relating to the home- and facility- based segments is found in the consolidated financial statements of the Company which are included in this report. All of our operations are based in the United States; therefore 100.0 percent of our revenues from external customers for the years ended December 31, 2007, 2006 and 2005 and 100.0 percent of our long-lived assets were attributed to the United States.

Home-Based Services

Each of our home nursing agencies is staffed with experienced clinical home health professionals who provide a wide range of patient care services. Our home nursing agencies are managed by a Director of Nursing or Branch Manager who is also a licensed registered nurse. Our Directors of Nursing and Branch Managers are overseen by State Managers who report to Division Vice Presidents. The Senior Vice President of Operations is accountable for the oversight of the aforementioned and directly reports to the President and Chief Operations Officer of the Company. Our patient care operating model for our home nursing agencies is structured on a base model that requires a Medicare patient minimum census of 50 patients. At the base model level, one registered nurse is responsible for all aspects of the management of each patient’s plan of care. A home nursing agency based on this model is also staffed with an office manager, a field-registered nurse, a field-licensed professional nurse and a home health aide. We also contract with local community therapists and other clinicians as appropriate, to provide additional required services. As the size and patient census of a particular home nursing agency grows, these staffing patterns are increased appropriately.

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

Patient care is handled at the home nursing agency level. Functions that are centralized into the home office include payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management, pharmacy and general clinical oversight accomplished by periodic on-site surveys. Each of our home nursing agencies is licensed and certified by the state and federal governments and 34 of them also are accredited by the Joint Commission (JC). Those not yet accredited are working towards achieving this accreditation, a process which can take up to six months.

Facility-Based Services

Long-Term Acute Care Hospitals.  Each of our long-term acute care hospital locations is managed by a hospital administrator, while the clinical operations are directed by a Director of Nursing who is also a licensed registered nurse. The individual hospital administrators are responsible for managing the day-to-day operating activities of the hospital within appropriate budgetary constraints. Each hospital administrator reports to the Vice President of Facility-Based Services. Each Director of Nursing reports directly to his or her respective hospital administrator as well as indirectly to our Clinical Operations Officer responsible for the oversight of the quality of patient care services. The medical management of each patient is overseen by a Medical Director who is responsible for ensuring the appropriateness of admissions, as well as leading weekly patient care conferences.

We follow a clinical approach under which each patient is discussed in weekly, multidisciplinary team meetings, at which patient progress is assessed, compared to goals and future goals are set. Attendees at these meetings include a patient’s family and referring physician. We believe that this model results in higher quality care, predictable discharge patterns and the avoidance of unnecessary delays.

All coding, medical records, human resources, case management, utilization review and medical staff credentialing are provided at the hospital level. Centralized functions that are provided by the home office include payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management, pharmacy and general clinical oversight accomplished by periodic on-site surveys.

Rehabilitation Services.  Our rehabilitation services are overseen by an administrator, who is a licensed physical therapist. Our clinic also has an on-site therapist responsible for addressing staffing needs and concerns as well as managing the day-to-day operations of the outpatient rehabilitation clinic.

As with our long-term acute care hospitals, all coding, medical records, human resources, charge/data entry, front end collections and marketing for our rehabilitation centers are provided at the individual center level. Centralized functions provided by the home office include payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management and general clinical oversight accomplished by periodic on-site surveys.

Joint Ventures

As of December 31, 2007, we had entered into 71 joint ventures with respect to the ownership and operation of 60 home nursing agency locations, five hospices and six long-term acute care hospital locations. Our joint ventures are structured either as equity joint ventures or agency leasing arrangements, as permitted by applicable state laws and subject to business considerations. As of December 31, 2007, we had 66 equity joint ventures and five agency leasing arrangements. Of these 66 joint ventures, 53 are with hospitals, seven are with physicians and six are with other parties. With respect to our seven joint ventures with physicians, six are for the ownership and operation of long-term acute care hospitals and one is for the ownership of a home nursing agency.

Equity Joint Ventures

As of December 31, 2007, we have entered into 66 equity joint ventures for the ownership and operation of home nursing agencies, hospices, outpatient rehabilitation clinics and long-term acute care hospitals. Our equity joint ventures are structured as limited liability companies in which we own a majority equity interest and our partners own a minority equity interest ranging from 1 to 49 percent. At the time of formation, we and our partners each contribute capital to the equity joint venture in the form of cash or property. We believe that the amount contributed by each party to the equity joint venture represents their pro rata portion of the fair market value of the equity joint venture. None of our partners are required to make or influence referrals to our equity joint ventures. In fact, each of our hospital joint venture partners must follow the same Medicare discharge planning regulations as they would if they owned 100.0 percent of the home health agency. For example, each of our hospital joint venture partners must offer each Medicare patient a list of available Medicare-certified home nursing agency options and must allow the patient to make their own choice of provider.

Generally, we serve as the manager of our equity joint ventures and oversee their day-to-day operations. In two of our equity joint ventures with parties other than hospitals or physicians, our partners provide business development services and, in one case, administrative services. The management of our equity joint ventures is typically governed by a management committee, which is comparable to a board of directors. We generally possess a majority of the total votes available to be cast by the members of the management committee. However, in three of these joint ventures where we have partnered with not-for-profit hospitals, the hospital controls a majority of the total management committee votes. In such instances we possess the right to withdraw from the equity joint venture at any time upon notice to our partner in exchange for the receipt of a payment in an amount calculated in accordance with a predetermined fair market value formula. Each member of all but one of our equity joint ventures participates in profits and losses in proportion to their equity interests. We have one equity joint venture partner whose participation in the quarterly losses of the ventures are limited to three times the amount of rent paid monthly by the joint venture companies to the parent companies of our joint venture partners for space used in the operation of the joint ventures. The amounts of these monthly rental payments are currently $1,841 and $1,821 respectively. Distributions from our equity joint ventures are not based on referrals made to the equity joint venture by any of the members.

The 66 equity joint ventures individually contribute between 0.1 percent and 7.6 percent of our total net service revenue and only two of these equity joint ventures account for greater than 5 percent of our total net service revenue for the 12 months ended December 31, 2007. One of these is St. Landry Extended Care Hospital, a long-term acute care hospital equity joint venture in which we own 98.7 percent of the membership interests, with the remaining 1.3 percent ownership divided among four individual physicians. Any party may withdraw from this equity joint venture upon 90 days’ advance written notice. The second entity is Extended Care Hospital of Lafayette, a long-term acute care hospital in which we own 76.5 percent of the membership interests, with the remaining 23.5 percent ownership divided among 19 individual physicians. Any member may withdraw from this equity joint venture upon 90 days’ advance written notice.

In addition to these conversion rights, several of our equity joint ventures grant a buy/sell option that would require us to either purchase or our joint venture partner(s) to sell all of the exercising member’s interests in the equity joint venture within 30 days of the receipt of notice of the exercise of the buy/sell option. The purchase price under these buy/sell provisions is typically based on a multiple of the historical or future earnings before income taxes, depreciation and amortization of the equity joint venture at the time the buy/sell option is exercised.

Agency Leasing Arrangements

As of December 31, 2007, we have entered into two agreements to lease, through our wholly-owned subsidiaries, the right to use the home health licenses necessary to operate four of our home nursing agency locations and one hospice. These leases are entered into in instances where state law would otherwise prohibit the alienation and sale of home nursing agencies or where the local hospital is reluctant to sell its home health agency due to state-imposed limits on the number of certificates of need or permits of approval. The leasing fees for one of these agency leasing arrangements is fixed at $162,000 per year for the initial term and the other arrangement is fixed at $5,000 per month for the initial term. Both of the initial terms for our two leasing arrangements expire in 2017. These leasing arrangements provide for ten-year terms with optional renewal periods. In the both leasing arrangements, we have a right of first refusal in the event that the lessor intends to sell the leased agency to a third party.

Management Services Agreements

As of December 31, 2007, we have five management services agreements under which we manage the operations of four home nursing agencies and one inpatient rehabilitation facility. We currently have no ownership interest in the agencies and facilities that are the subject of these management services agreements. In four of these arrangements, we are responsible for all direct and indirect costs associated with the operations and receive a management fee equal to the amount of our direct and indirect costs plus a percentage of the net income of those operations. Under the remaining agreement, we receive a flat fee for management. The term of these arrangements is typically five years, with an option to renew for an additional five-year term. The initial termination dates for our management services agreements range from September 29, 2008 to July 31, 2010.

Competition

The home health care market is highly fragmented. According to MedPac, there were approximately 8,813 Medicare-certified home nursing agencies in the United States in 2006, of which approximately 32 percent were hospital-based or not-for-profit, freestanding agencies. MedPAC estimates that 37 percent of these home nursing agencies are located in non-urban markets. Although there are a small number of public home nursing companies with significant home nursing operations, they generally do not compete with us in the rural markets that we currently serve. As we expand into new markets, we may encounter public companies that have greater resources or greater access to capital. Competition in our markets comes primarily from small local and regional providers, many of which are undercapitalized. These providers include facility- and hospital-based providers, visiting nurse associations and nurse registries. We are unaware of any competitor offering our breadth of services and focusing on the needs of rural markets.

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

As part of our ongoing quality control, internal auditing and monitoring programs, we conduct internal regulatory audits and mock surveys at each of our agencies and facilities at least once a year. If an agency or facility does not achieve a satisfactory rating, we require that it prepares and implements a plan of correction. We then perform a follow-up audit and survey to verify that all deficiencies identified in the initial audit and survey have been corrected.

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

If an agency or facility fails to achieve a satisfactory rating on a patient chart audit, we require that it prepares and implements a plan of correction. We then conduct a follow-up patient chart audit to verify that appropriate action has been taken to prevent future deficiencies.

The effectiveness of our compliance program is directly related to the legal and ethical training that we provide to our employees. Compliance education for new hires is initiated immediately upon employment through corporate video training and subsequently reinforced with a corporate orientation program at which the Chief Compliance Officer conducts a comprehensive compliance training seminar. In addition, all of our employees are required to receive continuing compliance education and training each year.

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

Technology and Intellectual Property

Our Service Value Point system is a proprietary information system that assists us in, among other things, monitoring use and other cost factors, supporting our health care management techniques, internal benchmarking, clinical analysis, outcomes monitoring and claims generation, revenue cycle management and revenue reporting. This proprietary home nursing clinical resource and cost management system is a quantitative tool that assigns a target level of resource units to each patient based upon their initial assessment and estimated skilled nursing and therapy needs. We designed this system to empower our direct care employees to make appropriate day-to-day clinical care decisions while also allowing us to manage the quality and delivery of care across our system and to monitor the cost of providing that care both on a patient-specific and agency-specific basis.

In addition to our Service Value Point system, our business is substantially dependent on other non-proprietary software. We utilize a third-party software information system for our long-term acute care hospitals. Our various home nursing agency databases were fully consolidated into an enterprise-wide system during the first half of 2005. These conversions have improved the accuracy, reliability and efficiency of processing and management reporting.

Further, we have two major patient billing systems that we use across the enterprise: one system for our home-based services and one for our facility-based services. Both of these systems are fully automated and contain functionality that allows us to calculate net service revenue at both the payor and patient level.

The software we use is based on client-server technology and is highly scalable. We believe our software and systems are flexible, easy-to-use and allow us to accommodate growth without difficulty. Technology plays a key role in our organization’s ability to expand operations and maintain effective managerial control. We believe that building and enhancing our information and software systems provides us with a competitive advantage that will allow us to grow our business in a more cost-efficient manner and will result in better patient care.

Reimbursement

Medicare

The federal government’s Medicare program, governed by the Social Security Act of 1965, reimburses healthcare providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services (HHS) and CMS. Medicare payments accounted for 81.7 percent, 82.6 percent and 86.4 percent of our net service revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.

Home Nursing.  The Medicare home nursing benefit is available to patients who need care following discharge from a hospital, as well as patients who suffer from chronic conditions that require ongoing but intermittent care. The services received need not be rehabilitative or of a finite duration; however, patients who require full-time skilled nursing for an extended period of time generally do not qualify for Medicare home nursing benefits. As a condition of coverage under Medicare, beneficiaries must: (1) be homebound in that they are unable to leave their home without considerable effort; (2) require intermittent skilled nursing, physical therapy, or speech therapy services that are covered by Medicare; and (3) receive treatment under a plan of care that is established and periodically reviewed by a physician. Qualifying patients also may receive reimbursement for occupational therapy, medical social services and home health aide services if these additional services are part of a plan of care prescribed by a physician.

We receive a standard prospective Medicare payment for delivering care over a base 60-day period, or episode of care. There is no limit to the number of episodes a beneficiary may receive as long as he or she remains eligible. Most patients complete treatment within one payment episode. The base episode payment, established through federal legislation, is a flat rate that is adjusted upward or downward based upon differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity and service utilization. The magnitude of the adjustment is determined by each patient’s categorization into one of 153 payment groups, known as home health resource groups and the costliness of care for patients in each group relative to the average patient. Our payment is also adjusted for differences in local prices using the hospital wage index. We bill and are reimbursed for services in two stages: an initial request for advance payment when the episode commences and a final claim when it is completed. We receive 60.0 percent of the estimated payment for a patient’s initial episode up-front (after the initial assessment is completed and upon initial billing) and the remaining 40.0 percent upon completion of the episode and after all final treatment orders are signed by the physician. In the event of subsequent episodes, reimbursement timing is 50.0 percent up-front and 50.0 percent upon completion of the episode. Final payments may reflect one of five retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (1) an outlier payment if the patient’s care was unusually costly; (2) a low utilization adjustment if the number of visits was fewer than five; (3) a partial payment if the patient transferred to another provider before completing the episode; (4) a change-in-condition adjustment if the patient’s medical status changes significantly, resulting in the need for more or less care; or (5) a payment adjustment based upon the level of therapy services required in the population base. Because the applicability of a change is dependent upon the completion date of the episode, changes in our reimbursement could impact our financial results up to 60 days in advance of the effective date and recognition of the change. We submit all Medicare claims through five fiscal intermediaries for the federal government.

We verify benefits at the time of admission and through this verification process are able to determine the payor source and eligibility for reimbursement for each patient. Accordingly, we do not have any material reimbursement amounts that are pending approval based on the eligibility of a patient to receive reimbursement from the applicable payor program. Further, we only provide limited services to patients who are ineligible for reimbursement from a third party payor; therefore, we do not have any material reimbursement from patients who are self-pay.

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

On August 22, 2007, CMS released a final rule finalizing certain updates and refinements to the basic case-mix adjustment system. CMS instituted these changes to the home health payment system to account for reported increases over the past several years in the home health case-mix, which CMS believes have been caused by changes in the coding practices and documentation by Home Health Agencies (HHAs) — not by the treatment of more resource-intense patients. CMS thus designed the new case-mix model to better predict the resource-intensity required by home health beneficiaries over the 60-day episode of care, which would, in turn, improve the accuracy of Medicare reimbursement to HHAs. To effectuate these improvements, the new model does the following: (1) enables more precise coding for comorbidities and the differing health characteristics of longer-stay patients; (2) accounts more accurately for the impact of rehabilitation services on resource use; and (3) lessens the risk of overutilization of therapy services by replacing the single threshold (10 visits per episode) with three thresholds (at 6, 14 and 20 visits), as well as a graduated bonus system based on severity between each threshold.

Also to address the increases in case-mix that CMS views as unrelated to home health patients’ clinical conditions, the final rule implemented a reduction in the national standardized 60-day episode payment rate for four years. This 2.75 percent reduction will begin in calendar year (CY) 2008 and continue for three years, with a 2.71 percent reduction in the fourth year. Also in the final rule, CMS finalized the market basket increase of 3.0 percent, a 0.1 percent increase over the proposed rule. When the market basket update is viewed in conjunction with — (1) the 2.75 percent reduction in home health payment rates for 2008; (2) the implementation of the new case-mix adjustment system; (3) the changes in the wage index; and (4) the other changes made in the final rule — CMS predicts a 0.8 percent increase in payments for urban HHAs and a 1.77 percent decrease in payments for rural HHAs. Collectively, these changes in the final rule (not including the case-mix or wage index adjustments) decrease the national 60-day episode payment rate for HHAs from the 2007 level of $2,339.00 to $2,270.32 for 2008.

The Office of Inspector General (OIG) of HHS has a responsibility to report both to the Secretary of HHS and to Congress any program and management problems related to programs such as Medicare. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. The OIG has recently undertaken a study with respect to Medicare reimbursement rates. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.

Hospice.  In order for a Medicare beneficiary to qualify for the Medicare hospice benefit, two physicians must certify that, in the best judgment of the physician or medical director, the beneficiary has less than six months to live, assuming the beneficiary’s disease runs its normal course. In addition, the Medicare beneficiary must affirmatively elect hospice care and waive any rights to other Medicare benefits related to his or her terminal illness. For each benefit period, a physician must recertify that the Medicare beneficiary’s life expectancy is six months or less in order for the beneficiary to continue to qualify for and to receive the Medicare hospice benefit. The first two benefit periods are measured at 90-day intervals and subsequent benefit periods are measured at 60-day intervals. There is no limit on the number of periods that a Medicare beneficiary may be recertified. A Medicare beneficiary may revoke his or her election at any time and begin receiving traditional Medicare benefits. There is no limit on how long a Medicare beneficiary can receive hospice benefits and services, provided that the beneficiary continues to meet Medicare hospice eligibility criteria.

Medicare reimburses for hospice care using a prospective payment system. Under that system, we receive one of four predetermined daily or hourly rates based upon the level of care we furnish to the beneficiary. These rates are subject to annual adjustments based on inflation and geographic wage considerations. Our base Medicare rates effective October 1, 2007 depend upon which of the following four levels of care we provide:

•	Routine Home Care. The base rate is $135.11 per day for routine home care, adjusted by the hospice wage index depending on the geographic location. We are paid the routine home care rate for each day a patient is under our care and not receiving one of the other categories of hospice care. This rate is not adjusted for the volume or intensity of care provided on a given day. This rate is also paid when a patient is receiving hospital care for a condition unrelated to the terminal condition.

•	General Inpatient Care. The base rate is $601.02 per day for general inpatient care, adjusted by the hospice wage index depending on the geographic location.

•	Continuous Home Care. The base rate is $788.55 per day for continuous home care, adjusted by the hospice wage index depending on the geographic location. This daily continuous home care rate is divided by 24 in order to arrive at an hourly rate. The hourly rate is paid for every hour that continuous home care is furnished, up to 24 hours in a single day. A minimum of eight hours must be provided in a single day to qualify for this rate.

•	Respite Care. The base rate is $139.76 per day for respite care, adjusted by the hospice wage index depending on the geographic location. Respite care is provided when the family or caregiver of a patient requires temporary relief from his or her care giving responsibilities for certain reasons. We can receive payment for respite care provided to a given patient for up to five consecutive days. Our payment for any additional days of respite care provided to the patient is limited to the routine home care rate.

Medicare limits the reimbursement we may receive for inpatient care services. Under the so-called “80-20 rule,” if the number of inpatient care days furnished by us to Medicare beneficiaries exceeds 20.0 percent of the total days of hospice care furnished by us to Medicare beneficiaries, Medicare payments to us for inpatient care days exceeding the inpatient cap will be reduced to the routine home care rate. This determination is made annually based on the 12-month period beginning on November 1 each year. This limit is computed on a program-by-program basis. None of our hospices have exceeded the cap on inpatient care services during 2006 or 2005. We have not received notification that any of our hospices have exceeded the cap on inpatient care services during 2007.

Our Medicare hospice reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period, which runs from November 1 through October 31st of the following year. Total Medicare payments to us during this period are compared to the “cap amount” for this period. Payments in excess of the cap amount must be returned by us to Medicare. The cap amount is calculated by multiplying the number of beneficiaries electing hospice care during the period by a statutory amount that is indexed for inflation annually. The cap amount for the 12-month period ending October 31, 2007 was $21,410.04. The hospice cap amount is computed on a program-by-program basis. None of our hospices have exceeded the cap on per beneficiary limits during 2006 or 2005. We have not received notification that any of our hospices have exceeded the cap on per beneficiary limits during 2007.

We are required to file annual cost reports with HHS on each of our hospices for informational purposes and to submit claims on the basis of the location where we actually furnish the hospice services. These requirements permit Medicare to adjust payment rates for regional differences in wage costs.

Long-term Acute Care Hospitals.  We are reimbursed by Medicare for services provided by our long-term acute care hospitals (LTACHs) under the LTACH prospective payment system (PPS), which was implemented on October 1, 2002. Although CMS regulations allowed for a phase-in period, we have elected to be paid solely on the basis of the long-term care diagnosis-related groups (DRGs) established by the new system. All of our eligible LTACHs have implemented the PPS.

Under the PPS, each patient discharged from our LTACHs is assigned a long-term care DRG. CMS establishes these long-term care DRGs by grouping diseases by diagnosis and each group reflects the amount of resources needed to treat a given disease. We are paid a pre-determined fixed amount applicable to the particular long-term care DRG to which that patient is assigned. This payment is intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care DRG. For select patients, the amount may be further adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently readmitted, among other factors. Similar to other Medicare PPSs, the rate is also adjusted for geographic wage differences.

CMS has expressed its intention to develop LTACH patient-specific criteria to refine the definition of such facilities. To this end, CMS awarded a contract to Research Triangle Institute (RTI) for the purpose of evaluating patient- and facility-level characteristics for LTACHs in order to differentiate the role of LTACHs from general acute care hospitals. In January 2007, RTI released its study results, recommending the development and use of facility and patient criteria as a method of ensuring that patients admitted to LTACHs are medically complex and have a good chance of improvement. In December 2007, Congress passed the Medicare, Medicaid and SCHIP Extension Act of 2007 (MMSEA) which, in line with RTI’s recommendations, established new facility and medical review requirements (e.g., relating to patient screening for admissions, physician involvement with patient care, regular evaluation of patients) to ensure that patients receive appropriate levels of care at facilities. The MMSEA also imposed a limited moratorium on the development of new LTACHs, but provided regulatory relief from certain payment policies (i.e., the very short-stay outlier policy, the one-time budget neutrality adjustment and the “25 percent rule” with respect to certain LTACHs) for three years in order to ensure continued access to current LTACH services. Further, the MMSEA revised the standard federal rate for discharges occurring in the last quarter of rate year (RY) 2008 to match the standard federal rate for RY 2007 — i.e., $38,086.04, a reduction from the rate that otherwise would have applied pursuant to the RY 2008 final rule ($38,356.45). Finally, the MMSEA requires the Secretary of HHS to conduct a study on LTACH facility and patient criteria.

In order to qualify for payment under the LTACH PPS, a facility must be certified as a hospital by Medicare, have an average Medicare inpatient length of stay of greater than 25 days and meet all the new facility criteria established by the MMSEA. Prior to qualifying under the LTACH PPS, facilities are classified as short-term acute care hospitals and therefore receive lower payments under the acute or inpatient rehabilitation facility prospective payments systems. New LTACHs continue to be paid under these systems for a minimum of six months while they establish the required average length of stay and meet certain additional Medicare LTACH requirements. All of our LTACHs are currently qualified to receive full payment under the LTACH PPS.

On January 22, 2008, CMS published a proposed rule proposing to set the Medicare payment rates for LTACHs at $39,076.28 for patient discharges taking place on or after July 1, 2008 through September 30, 2009. (CMS proposed a 15-month rate year for 2009 in order to align the timing of the annual update for the LTACH PPS with the annual update for the DRGs used for LTACH patients.) CMS also proposed to set the cost outlier fixed-loss threshold at $21,199. Further, CMS declined to apply its one-time budget neutrality adjustment, in accordance with the MMSEA, which prohibits the Secretary of HHS from making this one-time prospective adjustment until December 29, 2010. However, in the rule, CMS discussed a methodology it had developed prior to the enactment of the MMSEA for evaluating whether to propose this one-time adjustment and it requested comments on its proposed methodology. CMS indicated that, as December 29, 2010 approaches, it plans to use its finalized methodology to evaluate whether to propose a one-time budget neutrality adjustment at that time. (CMS also noted that, had the MMSEA not been enacted, CMS would have proposed to use the proposed methodology at this time and to make a one-time adjustment of 3.75 percent to the standard federal rate.) CMS indicated that other MMSEA LTACH provisions that were not addressed in the proposed rule (i.e., provisions relating to the “25 percent rule,” the short-stay outlier policy, the establishment of new facilities and the expanded review of medical necessity for admission and continued stay at LTACHs would be the subject of future regulations.

LTACHs are typically operated either as stand-alone facilities or as separate provider units within traditional acute care hospitals. All but one of our LTACHs are located within host hospitals. These hospitals within a hospital (HwHs) must satisfy additional standards. An HwH must establish itself as a hospital separate from its host by, among other things, obtaining separate licensure and certification, not having common control with its host hospital or a common parent organization and having a separate chief executive officer, chief medical officer and medical staff. Further, an HwH faces financial penalties if it fails to limit the number of total Medicare patients discharged from the host hospital and subsequently readmitted to the HwH to no greater than 5.0 percent. None of our LTACHs exceeded this 5.0 percent limitation through the year ended December 31, 2007.

In August 2004, CMS announced final regulatory changes applicable to LTACHs operated as HwHs. Effective for cost reporting periods beginning on or after October 1, 2004, LTACH HwHs would have to limit the number of Medicare admissions from their co-located host hospital according to specified thresholds. Medicare discharges over the specified threshold would be paid at a reduced payment rate, specifically, the inpatient PPS rate. This new policy was subject to a four year phase-in period for existing LTACH HwHs, satellites and LTACHs under formation. All of our LTACHs met the requirements for the four year phase-in period. The first year of the phase-in period (cost reporting periods beginning on or after October 1, 2004 and before October 1, 2005) was a “hold harmless” year with no admission percentage threshold, which was scheduled to be followed by a percentage transition over the three years beginning in fiscal year 2006 (October 1, 2005 to September 30, 2006) as set forth in the table below:

	Allowable Admissions
	from Host Hospital
	Before Payment
	Reduction
Cost Report Period Beginning	MSAs	Non-MSAs

Until September 30, 2005	100.0%	100.0%
October 1, 2005 — September 30, 2006	75.0%	75.0%
October 1, 2006 — September 30, 2007	50.0%	50.0%
October 1, 2007 — and thereafter	25.0%	50.0%

The 2004 HwH rule specified that for HwHs located in rural or non- metropolitan statistical area (MSA) locations, the final year phase-in percentage would be 50 percent. For HwHs located in an MSA, the final phase-in percentage would be 25 percent.

In a final rule released on May 1, 2007, CMS expanded the policy to apply not only to LTACH HwHs and satellites but also to freestanding LTACHs and grandfathered LTACHs as well as to HwHs and satellites that admit Medicare patients from non-co-located hospitals. While this policy change was supposed to take effect for cost reporting periods beginning on or after July 1, 2007, the MMSEA delayed the implementation of the policy for three years with respect to freestanding LTACHs and grandfathered LTACHs. Further, the MMSEA set the percentage threshold at 50 percent for three years for HwHs and satellites located in urban areas that would otherwise be subject to a transition period and it established a 75 percent ceiling for HwHs and satellite facilities located in rural areas and those that receive referrals from MSA dominant hospitals or urban single hospitals.

We currently have a total of seven LTACHs. Six of our hospitals are classified as HwHs and one as freestanding. Of the six HwH facilities, four are located in rural or non-MSAs and are therefore subject to a final admission percentage of 50 percent at the end of the phase-in period. Two of our six HwH facilities are located in MSA or urban areas and will be subject to a final admission percentage of 25 percent at the end of the phase-in period. Of these six locations classified as HwHs, two facilities are satellite locations of a parent hospital located in an MSA and one is a satellite location of a parent hospital located in a non-MSA. Based on our discussions with CMS, we believe each of these satellite locations will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations. If the “25 percent rule” is extended, as planned, to freestanding LTACHs after the three-year delay (established in the MMSEA), our current freestanding facility would not be affected because we currently do not receive more than 25 percent of our Medicare admissions from any single referring hospital.

For the 12 months ended December 31, 2007, on an individual basis, all of our LTACH locations admitted between 50.0 percent and 75.0 percent of their patients from their host hospitals. These hospitals came under the proper threshold as of September 30, 2007. Our remaining LTACH is not an HwH; therefore, it is not subject to these limits on host hospital referrals.

Outpatient Rehabilitation Services.  Medicare requires that outpatient therapy services be reimbursed on a fee schedule, subject to annual limitations. Outpatient therapy providers receive a fixed fee for each procedure performed, adjusted by the geographical area in which the facility is located. Medicare also imposes annual per Medicare beneficiary caps. For 2007, these annual caps limited Medicare coverage to $1,780 for outpatient rehabilitation services (including both physical therapy and speech-language pathology services) and $1,780 for outpatient occupational health services, including deductible and co-insurance amounts. These caps were replaced for 2008 by annual cap amounts of $1,810. Historically, Congress has acted to bypass the cap and impose a moratorium on its operation. The Deficit Reduction Act of 2005, the Tax Relief and Health Care Act of 2006 and the MMSEA all provided for an “exceptions” process that effectively prevents application of the caps. The exceptions process ends June 30, 2008. We are unable to predict whether Congress will extend the exceptions process beyond June 30, 2008. We cannot be assured that one or more of our outpatient rehabilitation clinics will not exceed the caps in the future.

Historically, outpatient rehabilitation services have been subject to scrutiny by the Medicare program for, among other things, medical necessity, appropriate documentation, supervision of therapy aides and students and billing for group therapy. CMS has issued guidance to clarify that services performed by a student are not reimbursable even if provided under “line of sight” supervision of the therapist. Likewise, CMS has reiterated that Medicare does not pay for services provided by aides regardless of the level of supervision. CMS also has issued instructions that outpatient physical and occupational therapy services provided simultaneously to two or more individuals by a practitioner should be billed as group therapy services.

Inpatient Rehabilitation Facilities.  Inpatient rehabilitation facilities are paid under a PPS. Under this system, each patient discharged from an inpatient rehabilitation facility is assigned to a case-mix group containing patients with similar clinical problems that are expected to require comparable resources. An inpatient rehabilitation facility is generally paid a predetermined, fixed amount applicable to the assigned case-mix group (subject to certain case- and facility-level adjustments). The PPS for inpatient rehabilitation facilities also includes special payment policies that adjust the payments for some patients based on length of stay, facility costs, whether the patient was discharged and subsequently readmitted and other factors. MMSEA provided permanent relief from the so-called “75 percent rule,” which had restricted inpatient rehabilitation facility admissions to certain categories of patients and set the new compliance threshold permanently at 60.0 percent.

Medicaid

Medicaid is a joint federal and state funded health insurance program for certain low-income individuals. Medicaid reimburses health care providers using a number of different systems, including cost-based, prospective payment and negotiated rate systems. Rates are also subject to adjustment based on statutory and regulatory changes, administrative rulings, interpretations of policy by individual state agencies and certain government funding limitations. Medicaid payments accounted for 5.5 percent, 5.7 percent and 4.9 percent of our net service revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Non-Governmental Payors

A portion of our net service revenue comes from private payor sources. These sources include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs and the non-governmental payors, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations on patients has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. However, the majority of our billed services are paid in full by Medicare, Medicaid or private insurance. Accordingly, co-payments from patients do not represent a material portion of our billed revenue and corresponding accounts receivable. To further reduce their healthcare costs, most insurance companies, health maintenance organizations, preferred provider organizations and other managed care companies have negotiated discounted fee structures or fixed amounts for services performed, rather than paying healthcare providers the amounts billed. Our results of operations may be negatively affected if these organizations are successful in negotiating further discounts. During 2007, we evaluated our commercial, managed care and non PFFS Medicare Advantage (Commercial) plan payor contracts associated with home health services. We found these contracts to be unprofitable and difficult to collect. In response to the challenges associated with collecting from Commercial payors and the unprofitable reimbursement rates paid by Commercial payors, we have terminated all Commercial contracts associated with home health services. These Commercial payors had reimbursement rates averaging 26 percent below cost, representing approximately 8 percent of our home health revenue, 16 percent of our home health admissions and 44 percent of our bad debt write-offs against home health revenue in fiscal year 2007. Payments from all non-governmental payors accounted for 12.8 percent,

11.7 percent and 8.7 percent of our net service revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Government Regulations

General

The healthcare industry is highly regulated and we are required to comply with federal, state and local laws, which significantly affect our business. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Regulations and policies frequently change and we monitor these changes through trade and governmental publications and associations. The significant areas of federal and state regulatory laws that could affect our ability to conduct our business include the following:

•	Medicare and Medicaid participation and reimbursement;

•	the federal Anti-Kickback Statute and similar state laws;

•	the federal Stark Law and similar state laws;

•	false and other improper claims;

•	the Health Insurance Portability and Accountability Act of 1996 (HIPAA);

•	civil monetary penalties;

•	environmental health and safety laws;

•	licensing; and

•	certificates of need and permits of approval.

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

Medicare Participation

During the year ended December 31, 2007, 2006 and 2005, 81.7 percent, 82.6 percent and 86.4 percent, respectively, of our net service revenue was received from Medicare. We expect to continue to receive the majority of our net service revenue from serving Medicare beneficiaries. Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled. To participate in the Medicare program and receive Medicare payments, our agencies and facilities must comply with regulations promulgated by CMS. Among other things, these requirements, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care. Although we intend to continue to participate in the Medicare reimbursement programs, we cannot assure you that our agencies and programs will continue to qualify for participation.

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

Anti-Kickback Statute

Provisions of the Social Security Act of 1965, commonly referred to as the Anti-Kickback Statute, prohibit the payment or receipt of anything of value in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by a federal health care program such as Medicare and Medicaid. Violation of the Anti-Kickback Statute is a felony and sanctions include imprisonment of up to five years, criminal fines of up to $25,000, civil monetary penalties of up to $50,000 per act plus three times the amount claimed or three times the remuneration offered and exclusion from federal healthcare programs (including the Medicare and Medicaid programs). Many states have adopted similar prohibitions against payments that are intended to induce referrals of Medicaid and other third-party payor patients.

The OIG has published numerous “safe harbors” that exempt some practices from enforcement action under the federal Anti-Kickback Statute. These safe harbors exempt specified activities, including bona-fide employment relationships, contracts for the rental of space or equipment and personal service arrangements and management contracts, so long as all of the requirements of the safe harbor are met. The OIG has recognized that the failure of an arrangement to satisfy all of the requirements of a particular safe harbor does not necessarily mean that the arrangement violates the Anti-Kickback statute. Nonetheless, we cannot assure you that arrangements that do not satisfy a safe harbor are not in violation of the Anti-Kickback Statute.

We are required under the Medicare conditions of participation and some state licensing laws to contract with numerous health care providers and practitioners, including physicians, hospitals and nursing homes and to arrange for these individuals or entities to provide services to our patients. In addition, we have contracts with other suppliers, including pharmacies, ambulance services and medical equipment companies. We have also entered into various joint ventures with hospitals and physicians for the ownership and management of home nursing agencies and long-term acute care hospitals. Some of these individuals or entities may refer, or be in a position to refer, patients to us and we may refer, or be in a position to refer, patients to these individuals or entities. We attempt to structure these arrangements in a manner which meets a safe harbor. However, some of these arrangements may not meet all of the requirements of a safe harbor. We believe that our contracts and arrangements with providers, practitioners and suppliers do not violate the Anti-Kickback Statute or similar state laws. We cannot assure you, however, that these laws will ultimately be interpreted in a manner consistent with our practices.

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

We endeavor to conduct our operations in compliance with federal and state healthcare fraud and abuse laws, including the Anti-Kickback Statute. However, our practices may be challenged in the future and the fraud and abuse laws may be interpreted in a way that finds us in violation of these laws. If we are found to be in violation of the Anti-Kickback Statute, we could be subject to civil and criminal penalties and we could be excluded from participating in federal health care programs such as Medicare and Medicaid. The occurrence of any of these events could significantly harm our business and financial condition.

Stark Law

Congress also passed significant prohibitions against certain physician referrals of patients for health care services. These prohibitions are commonly known as the Stark Law. The Stark Law prohibits a physician from making referrals for particular health care services (called designated health services) to entities with which the physician, or an immediate family member of the physician, has a financial relationship.

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

“Designated health services” under the Stark Law is defined to include clinical laboratory services; physical therapy services; occupational therapy services; radiology services, including magnetic resonance imaging, computerized axial tomography scans and ultrasound services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. The Stark Law defines a financial relationship to include: (1) a physician’s ownership or investment interest in an entity and (2) a compensation relationship between a physician and an entity. Under the Stark Law, financial relationships include both direct and indirect relationships.

Physicians refer patients to us for several Stark Law designated health services, including home health services, inpatient and outpatient hospital services and physical therapy services. We have compensation arrangements with some of these physicians or their professional practices in the form of medical director and consulting agreements. We also have operations owned by joint ventures in which physicians have an investment interest. In addition, other physicians who refer patients to our agencies and facilities may own our stock. As a result of these relationships, we could be deemed to have a financial relationship with physicians who refer patients to our facilities and agencies for designated health services. If so, the Stark Law would prohibit the physicians from making those referrals and would prohibit us from billing for the services unless a Stark Law exception applies.

The Stark Law contains exceptions for certain physician ownership or investment interests in and certain physician compensation arrangements with entities. If a compensation arrangement or investment relationship between a physician, or a physician’s immediate family member, and an entity satisfies all requirements for a Stark Law exception, the Stark Law will not prohibit the physician from referring patients to the entity for designated health services. The exceptions for compensation arrangements cover employment relationships, personal services contracts and space and equipment leases, among others. The exceptions for a physician investment relationship include ownership in an entire hospital and ownership in rural providers. We believe our compensation arrangements with referring physicians and our physician investment relationships meet the requirements for an exception under the Stark Law and that our operations comply with the Stark Law.

The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock. If a physician owns stock in an entity and the stock is listed on a national exchange or is quoted on NASDAQ and the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. The requirements for this Stark Law exception include a requirement that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2007, 2006 and 2005, we have exceeded $75.0 million in stockholders’ equity.

If an entity violates the Stark Law, it could be subject to civil penalties of up to $15,000 per prohibited claim and up to $100,000 for knowingly entering into certain prohibited referral schemes. The entity also may be excluded from participating in federal health care programs (including Medicare and Medicaid). If the Stark Law was found to apply to our relationships with referring physicians and no exceptions under the Stark Law were available, we would be required to restructure these relationships or refuse to accept referrals for designated health services from these physicians. If we were found to have submitted claims to Medicare or

Medicaid for services provided pursuant to a referral prohibited by the Stark Law, we would be required to repay any amounts we received from Medicare for those services and could be subject to civil monetary penalties. Further, we could be excluded from participating in Medicare and Medicaid. If we were required to repay any amounts to Medicare, subjected to fines, or excluded from the Medicare and Medicaid Programs, our business and financial condition would be harmed significantly.

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

False and Improper Claims

The submission of claims to a federal or state health care program for items and services that are “not provided as claimed” may lead to the imposition of civil monetary penalties, criminal fines and imprisonment and/or exclusion from participation in state and federally funded health care programs, including the Medicare and Medicaid programs. These false claims statutes include the Federal False Claims Act. Under the Federal False Claims Act, actions against a provider can be initiated by the federal government or by a private party on behalf of the federal government. These private parties are often referred to as qui tam relators and relators are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam actions have increased significantly in recent years. This development has increased the risk that a health care company like us will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation arising out of false claims laws. Many states have enacted similar laws providing for the imposition of civil and criminal penalties for the filing of fraudulent claims. Because of the complexity of the government regulations applicable to our industry, we cannot assure that we will not be the subject of an action under the Federal False Claims Act or similar state law.

Anti-fraud Provisions of the HIPAA

In an effort to combat health care fraud, Congress included several anti-fraud measures in HIPAA. Among other things, HIPAA broadened the scope of certain fraud and abuse laws, extended criminal penalties for Medicare and Medicaid fraud to other federal health care programs and expanded the authority of the OIG to exclude persons and entities from participating in the Medicare and Medicaid programs. HIPAA also extended the Medicare and Medicaid civil monetary penalty provisions to other federal health care programs, increased the amounts of civil monetary penalties and established a criminal health care fraud statute.

Federal health care offenses under HIPAA include health care fraud and making false statements relating to health care matters. Under HIPAA, among other things, any person or entity that knowingly and willfully defrauds or attempts to defraud a health care benefit program is subject to a fine, imprisonment or both. Also under HIPAA, any person or entity that knowingly and willfully falsifies or conceals or covers up a material fact or makes any materially false or fraudulent statements in connection with the delivery of or payment of health care services by a health care benefit plan is subject to a fine, imprisonment or both. HIPAA applies not only to governmental plans but also to private payors.

Administrative Simplification Provisions of HIPAA

HHS’s final regulations governing electronic transactions involving health information are part of the administrative simplification provisions of HIPAA. These regulations are commonly referred to as the Transaction Standards rule. The rule establishes standards for eight of the most common health care transactions by reference to technical standards promulgated by recognized standards publishing organizations. Under the new standards, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. This rule will apply to us in connection with submitting and processing health claims. The Transaction Standards rule also applies to many of our payors and to our relationships with those payors. Since many of our payors might not have been able to accept transactions in the format required by the Transaction Standards rule by the original compliance date, we filed a timely compliance extension plan with HHS. We believe that our operations materially comply with the Transaction Standards rule.

HHS also has final regulations implementing HIPAA that set forth standards for the privacy of individually-identifiable health information, referred to as protected health information. The regulations cover health care providers, health care clearinghouses and health plans. The privacy regulations require companies covered by the regulations to use and disclose protected health information only as allowed by the privacy regulations. Specifically, the privacy regulations require companies such as us to do the following, among other things:

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

These regulatory requirements impose significant administrative and financial obligations on companies that use or disclose individually identifiable health information relating to the health of a patient. We have implemented new policies and procedures to maintain patient privacy and comply with HIPAA’s privacy regulations. The privacy regulations are extensive and we may need to change some of our practices to comply with them as they are interpreted and as we deal with issues that arise.

In February 2003, HHS published the final security regulations implementing HIPAA that govern the security of health information. The compliance date for the security regulations was April 21, 2005. The security regulations require the implementation of policies and procedures that establish administrative, physical and technical safeguards for electronic protected health information. Companies covered by the security regulations are required to ensure the confidentiality, integrity and availability of electronic protected health information. Specifically, among others things, companies are required to:

•	conduct a thorough assessment of the potential risks and vulnerabilities to confidentiality, integrity and availability of electronic protected health information and to reduce the risks and vulnerabilities to a reasonable and appropriate level as required by the security regulations;

•	designate a security officer;

•	establish policies relating to access by the companies’ workforce to electronic protected health information;

•	enter into agreements with the companies’ business associates whereby business associates agree to establish administrative, physical and technical safeguards for electronic protected health information received from or on behalf of the companies;

•	create a disaster and contingency plan to ensure the availability of electronic protected health information;

•	train the companies’ workforce in security compliance;

•	establish physical controls for electronic devices and media containing or transmitting electronic protected health information;

•	establish policies and procedures regarding the use of workstations with access to electronic protected health information; and

•	establish technical controls for the information systems maintaining or transmitting electronic protected health information.

These regulatory requirements impose significant administrative and financial obligations on companies like us that use or disclose electronic health information. Our operations are in compliance with the security regulations.

Civil Monetary Penalties

The Secretary of HHS may impose civil monetary penalties on any person or entity that presents, or causes to be presented, certain ineligible claims for medical items or services. The amount of penalties varies depending on the offense, from $2,000 to $50,000 per violation, plus treble damages for the amount at issue and exclusion from federal health care programs (including Medicare and Medicaid).

HHS also can impose penalties on a person or entity who offers inducements to beneficiaries for program services, who violates rules regarding the assignment of payments or who knowingly gives false or misleading information that could reasonably influence the discharge of patients from a hospital. Persons who have been excluded from a federal health care program and who retain ownership in a participating entity and persons who contract with excluded persons may be penalized.

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

Environmental Health and Safety Laws

We are subject to federal, state and local regulations governing the storage, use and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental laws and regulations. We do not have any violations related to compliance with environmental, health and safety laws through calendar year 2007.

Licensing

Our agencies and facilities are subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. In order to assure continued compliance with these various regulations, governmental and other authorities periodically inspect our agencies and facilities. Additionally, health care professionals at our agencies and facilities are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees and agents possess all necessary licenses and certifications.

The institutional pharmacy operations within our facility-based services segment are subject to regulation by the various states in which business is conducted as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the United States Drug Enforcement Administration, dispensers of controlled substances must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. We do not have any violations related to Comprehensive Drug Abuse Prevention and Control Act of 1970 through calendar year 2007.

The JC is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Currently, JC accreditation of home nursing agencies is voluntary. However, managed care organizations use JC accreditation as a minimum standard for regional and state contracts. As of December 31, 2007, the JC had accredited 36 of our home nursing agencies. Those not yet accredited are working towards achieving this accreditation.

Certificate of Need and Permit of Approval Laws

In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing or expanding certain health services or facilities. States with certificate of need or permit of approval laws place limits on both the construction and acquisition of health care facilities and operations and the expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding certain amounts that involve certain facilities or services, including home nursing agencies. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program. The states that currently issue certificate of need or permits of approval are: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, South Carolina, Tennessee, Vermont, Washington, West Virginia and the District of Columbia. In addition, the state of Louisiana has imposed a moratorium on the issuance of new licenses for home nursing agencies that is effective until July 1, 2008.

State certificate of need and permit of approval laws generally provide that, prior to the addition of new capacity, the construction of new facilities or the introduction of new services, a designated state health planning agency must determine that a need exists for those beds, facilities or services. The process is intended to promote comprehensive health care planning, assist in providing high quality health care at the lowest possible cost and avoid unnecessary duplication by ensuring that only those health care facilities and operations that are needed will be built and opened.

Employees

As of December 31, 2007 we had 4,498 employees, of which 3,090 were full-time and 1,408 were part-time, and approximately 925 independent contractors. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.

Insurance

We are subject to claims and legal actions in the ordinary course of our business. To cover claims that may arise, we maintain professional malpractice liability insurance, general liability insurance, automobile liability insurance and workers’ compensation/employer’s liability in amounts that we believe are appropriate and sufficient for our operations. We maintain professional malpractice and general liability insurance that provide primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. We maintain workers’ compensation insurance that meets state statutory requirements with a primary employer liability limit of $1.0 million for Louisiana, Mississippi, Alabama, Arkansas, Texas, Tennessee, Georgia, Florida and Kentucky and $500,000 in West Virginia. We maintain Automobile Liability for all owned, hired and non-owned autos with a primary limit of $2.0 million. In addition, we currently maintain multiple layers of umbrella coverage in the aggregate amount of $25.0 million that provides excess coverage for professional malpractice, general liability, automobile liability and employer’s liability. We also currently maintain Directors and Officers liability insurance in the aggregate amount of $15.0 million. The cost and availability of such coverage has varied widely in recent years. While we believe that our insurance policies and coverage are adequate for a business enterprise of our type, we cannot assure you that our insurance coverage is sufficient to cover all future claims or that it will continue to be available in adequate amounts or at a reasonable cost.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports are available free of charge on our internet website (www.lhcgroup.com) as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors

You should carefully consider the risks described below before investing in the Company. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties that we have not predicted or assessed may also adversely affect us.

If any of the following risks occurs, our earnings, financial condition or business could be materially harmed and the trading price of our common stock could decline, resulting in the loss of all or part of your investment.

More than 80 percent of our net service revenue is derived from Medicare. If there are changes in Medicare rates or methods governing Medicare payments for our services, or if we are unable to control our costs, our net service revenue and net income could decline materially.

For the years ended December 31, 2007, 2006 and 2005, we received 81.7 percent, 82.6 percent and 86.4 percent, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. Reductions in Medicare reimbursement could be caused by many factors, including:

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

We generally receive fixed payments from Medicare for our services based on the level of care provided to our patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing these services. Medicare currently provides for an annual adjustment of the various payment rates, such as the base episode rate for our home nursing services, based upon the increase or decrease of the medical care expenditure category of the Consumer Price Index, which may be less than actual inflation. This adjustment could be eliminated or reduced in any given year. Our base episode rate for home nursing services is also subject to an annual market basket adjustment. For 2008, the home health market basket percentage increase is 3.0 percent. Further, Medicare routinely reclassifies home health resource groups and long-term care diagnosis-related groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our net income could be adversely impacted.

We are subject to extensive government regulation. Any changes in the laws governing our business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our operations and could negatively impact our operating results.

As a provider of health care services, we are subject to extensive regulation on the federal, state and local levels, including with regard to:

•	agency, facility and professional licensure and certificates of need and permits of approval;

•	conduct of operations, including financial relationships among health care providers, Medicare fraud and abuse and physician self-referral;

•	maintenance and protection of records, including HIPAA;

•	environmental protection, health and safety;

•	certification of additional agencies or facilities by the Medicare program; and

•	payment for services.

The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer and our interactions with patients and other providers. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws, regulations, their interpretations or the enactment of new laws or regulations could increase our costs of doing business and cause our net income to decline. If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal and state reimbursement programs.

We are subject to various routine and non-routine governmental reviews, audits and investigations. In recent years federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the health care industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers. A violation or change in the interpretation of the laws governing our operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, the termination of our rights to participate in federal and state-sponsored programs or the suspension or revocation of our licenses to operate. If we become subject to material fines or if other sanctions or other corrective actions are imposed upon us, we may suffer a substantial reduction in net income.

If any of our agencies or facilities fail to comply with the conditions of participation in the Medicare program, that agency or facility could be terminated from Medicare, which would adversely affect our net service revenue and net income.

Our agencies and facilities must comply with the extensive conditions of participation in the Medicare program. These conditions of participation vary depending on the type of agency or facility, but in general require our agencies and facilities to meet specified standards relating to personnel, patient rights, patient care, patient records, administrative reporting and legal compliance. If an agency or facility fails to meet any of the Medicare conditions of participation, that agency or facility may receive a notice of deficiency from the applicable state surveyor. If that agency or facility then fails to institute and comply with a plan of correction to correct the deficiency within the time period provided by the state surveyor, that agency or facility could be terminated from the Medicare program. We respond in the ordinary course to deficiency notices issued by state surveyors and none of our facilities or agencies have ever been terminated from the Medicare program for failure to comply with the conditions of participation. Any termination of one or more of our agencies or facilities from the Medicare program for failure to satisfy the Medicare conditions of participation would adversely affect our net service revenue and net income.

In addition, if our long-term acute care hospitals fail to meet or maintain the standards for Medicare certification as long-term acute care hospitals, such as for average minimum length of patient stay, they will receive reimbursement under the prospective payment system applicable to general acute care hospitals rather than the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in our long-term acute care hospitals receiving less Medicare reimbursement than they currently receive for their patient services. Moreover, all of our long-term acute care hospitals are subject to additional Medicare criteria because they operate as separate hospitals located in space leased from and located in, a general acute care hospital, known as a host hospital. This is known as a “hospital within a hospital” model. These additional criteria include requirements concerning financial and operational separateness from the host hospital. If several of our long-term acute care hospitals were subject to payment as general acute care hospitals or fail to comply with the separateness requirements, our net service revenue and net income would decline.

CMS has adopted regulations that could materially and adversely impact the revenue and net income of our long-term acute care hospitals.

In a final rule released on May 1, 2007, CMS expanded the policy to apply not only to LTACH HwHs and satellites but also to freestanding LTACHs and grandfathered LTACHs as well as to HwHs and satellites that admit Medicare patients from non-co-located hospitals. While this policy change was supposed to take effect for cost reporting periods beginning on or after July 1, 2007, the MMSEA delayed the implementation of the policy for three years with respect to freestanding LTACHs and grandfathered LTACHs. Further, the MMSEA set the percentage threshold at 50 percent for three years for HwHs and satellites located in urban areas that would otherwise be subject to a transition period and it established a 75 percent ceiling for HwHs and satellite facilities located in rural areas and those that receive referrals from MSA dominant hospitals or urban single hospitals.

We currently have a total of seven LTACHs. Six of our hospitals are classified as HwHs and one as freestanding. Of the six HwH facilities, four are located in rural or non-MSAs and are therefore subject to a final admission percentage of 50 percent at the end of the phase-in period. Two of our six HwH facilities are located in MSA or urban areas and will be subject to a final admission percentage of 25 percent at the end of the phase-in period. Of these six locations classified as HwHs, two facilities are satellite locations of a parent hospital located in an MSA and one is a satellite location of a parent hospital located in a non-MSA. Based on our discussions with CMS, we believe each of these satellite locations will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations. If the “25 percent rule” is extended, as planned, to freestanding LTACHs after the three-year delay (established in the MMSEA), our current freestanding facility would not be affected because we currently do not receive more than 25 percent of our Medicare admissions from any single referring hospital.

For the 12 months ended December 31, 2007, on an individual basis, all of our LTACH locations admitted between 50.0 percent and 75.0 percent of their patients from their host hospitals. These hospitals came under the proper threshold as of September 30, 2007. Our remaining LTACH is not an HwH; therefore, it is not subject to these limits on host hospital referrals.

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

We are reimbursed by Medicare for services we provide in our long-term acute care hospitals based on the long-term care diagnosis-related group assigned to each patient. CMS establishes these long-term care diagnosis-related groups by grouping diseases by diagnosis, which group reflects the amount of resources needed to treat a given disease. These new rules reclassify certain long-term care diagnosis-related groups, which could result in a decrease in reimbursement rates. Further, the new rules kept in place the financial penalties associated with the failure to limit the total number of Medicare patients discharged from a host hospital and subsequently readmitted to a long-term acute care hospital located within the host hospital to no greater than 5.0 percent. If we fail to comply with these readmission rates or if our reimbursement rates decline due to the reclassification of certain long-term care diagnosis-related groups, our net service revenue and net income could decline.

Legislative initiatives could negatively impact our operations and financial results.

In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would result in major changes in the health care system, either at the national or state level. Many of these proposals have been introduced in an effort to reduce costs. For example, the Medicare Modernization Act of 2003 (MMA) allocated significant additional funds to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries. If these increased funding levels achieve their intended result, the rate of growth in the Medicare fee-for-service market could decline. For the years ended December 31, 2007, 2006 and 2005, we received 81.7 percent, 82.6 percent and 86.4 percent, respectively, of our net service revenue from the Medicare fee-for-service market. Among other proposals that have been introduced are insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance or plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any of the above proposals, or any other future proposals, will be adopted. If adopted, we could be forced to expend considerable resources to comply with and implement such reforms.

More than 50 percent of our net service revenue is currently generated in Louisiana, making us particularly sensitive to economic and other conditions in that state.

Our Louisiana agencies and facilities accounted for approximately 50.9 percent, 64.1 percent and 78.6 percent of net service revenue during the years ended December 31, 2007, 2006 and 2005, respectively. Any material change in the current economic or competitive conditions in Louisiana could have a disproportionate effect on our overall business results.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

Our market areas in the southern United States are particularly susceptible to hurricanes. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. In late summer 2005, Hurricane Katrina and Hurricane Rita struck the Gulf Coast region of the United States and caused extensive and catastrophic physical damage to those areas. While we believe we have recovered from the effects of Hurricane Katrina and Hurricane Rita, future hurricanes could affect our operations or the economies in those market areas and result in damage to certain of our facilities, the equipment located at such facilities or equipment rented to customers in those areas. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes.

If we are unable to maintain relationships with existing referral sources or establish new referral sources, our growth and net income could be adversely affected.

Our success depends significantly on referrals from physicians, hospitals and other health care providers in the communities in which we deliver our services. Our referral sources are not obligated to refer business to us and may refer business to other health care providers. We believe many of our referral sources refer business to us as a result of the quality of patient service provided by our local employees in the communities in which our agencies and facilities are located. If we are unable to retain these employees, our referral sources may refer business to other health care providers. Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could affect adversely our ability to expand our operations and operate profitably.

Delays in reimbursement may cause liquidity problems.

Our business is characterized by delays in reimbursement from the time we request payment for our services to the time we receive reimbursement or payment. A portion of our estimated reimbursement (60.0 percent for an initial episode of care and 50.0 percent for subsequent episodes of care) for each Medicare episode is billed at the commencement of the episode and we typically receive payment within approximately 12 days. The remaining reimbursement is billed upon completion of the episode and is typically paid within 14 to 17 days from the billing date. If we have information system problems or issues arise with Medicare or other payors, we may encounter further delays in our payment cycle. For example, in the past we have experienced delays resulting from problems arising out of the implementation by Medicare of new or modified reimbursement methodologies or as a result of natural disasters, such as hurricanes. We have also experienced delays in reimbursement resulting from our implementation of new information systems related to our accounts receivable and billing functions. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our consolidated results of operations and liquidity. Our working capital management procedures may not successfully negate this risk. Significant delays in payment or reimbursement could have an adverse impact on our liquidity and financial condition.

The termination of a large number of managed care contracts in the fourth quarter of 2007 may lead to a decrease in revenues.

In response to the challenges associated with collecting from Commercial payors and the unprofitable reimbursement rates paid by many Commercial payors, the Company terminated or sent notice of termination to 285 Commercial payors for home health services in the fourth quarter of 2007. These 285 Commercial payors had reimbursement rates averaging 26 percent below cost, representing approximately 8 percent of the Company’s home health revenue, 16 percent of the Company’s home health admissions and 44 percent of the Company’s bad debt write-offs against home health revenue in 2007. The termination of these contracts may cause a decrease in our revenues.

Our allowance for contractual adjustments and doubtful accounts may not be sufficient to cover uncollectible amounts.

On an ongoing basis, we estimate the amount of Medicare, Medicaid and private insurance receivables that we will not be able to collect. This allows us to calculate the expected loss on our receivables for the period we are reporting. Our allowance for contractual adjustments and doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

•	adverse changes in our estimates as a result of changes in payor mix and related collection rates;

•	inability to collect funds due to missed filing deadlines or inability to prove that timely filings were made;

•	adverse changes in the economy generally exceeding our expectations; or

•	unanticipated changes in reimbursement from Medicare, Medicaid and private insurance companies.

If our allowance for contractual adjustments and doubtful accounts is insufficient to cover losses on our receivables, our business, financial position or results of operations could be materially adversely affected.

Possible changes in the case mix of patients, as well as payor mix and payment methodologies, may have a material adverse effect on our results of operations.

The sources and amounts of our patient revenue are determined by a number of factors, including the mix of patients and the rates of reimbursement among payors. Changes in the case mix of the patients, payment methodologies or payor mix among private pay, Medicare and Medicaid may significantly affect our results of operations.

The agreement governing our credit facility contains, and future debt agreements may contain, various covenants that limit our discretion in the operation of our business.

The agreement and instruments governing our outstanding credit facility, and the agreements and instruments governing future debt agreements may contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios that may restrict our ability to:

•	incur more debt;

•	redeem or repurchase stock, pay dividends or make other distributions;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	make unapproved acquisitions;

•	merge or consolidate;

•	transfer or sell assets; and

•	make fundamental changes in our corporate existence and principal business.

In addition, events beyond our control could affect our ability to comply with and maintain these financial tests and ratios. Any failure by us to comply with or maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to our credit facility or any other future debt agreements. This could lead to the acceleration of the maturity of any outstanding loans and the termination of the commitments to make further extensions of credit. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business at our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

If the structures or operations of our joint ventures are found to violate the law, our financial condition and consolidated results of operations could be materially adversely impacted.

As of December 31, 2007, we had entered into 71 joint ventures with respect to the ownership and operation of 60 home nursing agency locations, five hospices and six long-term acute care hospital locations.

Our joint ventures are structured either as equity joint ventures or agency leasing arrangements, as permitted by applicable state laws and subject to business considerations. As of December 31, 2007, we had 66 equity joint ventures and five agency leasing arrangements. Of these 66 joint ventures, 53 are with hospitals, seven are with physicians and six are with other parties. With respect to our seven joint ventures with physicians, six are for the ownership and operation of long-term acute care hospitals and one is for the ownership of a home nursing agency.

Our joint ventures with hospitals and physicians are governed by the Anti-Kickback Statute and similar state laws. These anti-kickback statutes prohibit the payment or receipt of anything of value in return for referrals of patients or services covered by governmental health care programs, such as Medicare. The OIG has published numerous safe harbors that exempt qualifying arrangements from enforcement under the Anti-Kickback Statute. We have sought to satisfy as many safe harbor requirements as possible in structuring these joint ventures. For example, each of our equity joint ventures with hospitals and physicians is structured in accordance with the following principles:

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

Our seven joint ventures with physicians are also governed by the Stark Law and similar state laws, which restrict physicians from making referrals for particular health care services to entities with which the physicians or their families have a financial relationship. We also believe we have structured our physician joint ventures in a way that meets applicable exceptions under the Stark Law and similar state physician referral laws. For example, we believe our “one physician joint venture” for a home nursing agency comply with the rural provider exception to the Stark Law and that our “six physician joint ventures” for long-term acute care hospitals comply with the whole hospital exception to the Stark Law.

If any of our joint ventures were found to be in violation of federal or state anti-kickback or physician referral laws, we could be required to restructure them or refuse to accept referrals from the physicians or hospitals with which we have entered into a joint venture. We also could be required to repay to Medicare amounts we have received pursuant to any prohibited referrals and we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal and state health care programs. If any of our joint ventures were subject to any of these penalties, our business could be damaged. In addition, our growth strategy is, in part, based on the continued development of new joint ventures with rural hospitals for the ownership and operation of home nursing agencies. If the structure of any of these joint ventures were found to violate federal or state anti-kickback statutes or physician referral laws, we may be unable to implement our growth strategy, which could have an adverse impact on our future net income and consolidated results of operations.

If we are required to either repurchase or sell a substantial portion of the equity interests in our joint ventures, our capital resources and financial condition could be materially, adversely impacted.

Upon the occurrence of fundamental changes to the laws and regulations applicable to our joint ventures, or if a substantial number of our joint venture partners were to exercise the buy/sell provisions contained in many of our joint venture agreements, we may be obligated to purchase or sell the equity interests held by us or our joint venture partners. The purchase price under these buy/sell provisions is typically based on a multiple of the historical or projected earnings before income taxes, depreciation and amortization of the joint venture at the time the buy/sell option is exercised. In the event the buy/sell provisions are exercised and we lack sufficient capital to purchase the interest of our joint venture partners, we may be obligated to sell our equity interest in these joint ventures. If we are forced to sell our equity interest, we will lose the benefit of those particular joint venture operations. If these buy/sell provisions are exercised and we choose to purchase the interest of our joint venture partners, we may be obligated to expend significant capital in order to complete such acquisitions. If either of these events occurs, our net service revenue and net income could decline or we may not have sufficient capital necessary to implement our growth strategy.

Shortages in qualified nurses and other health care professionals could increase our operating costs significantly or constrain our ability to grow.

We rely on our ability to attract and retain qualified nurses and other health care professionals. The availability of qualified nurses nationwide has declined in recent years and competition for these and other health care professionals has increased. Salary and benefit costs have risen accordingly. Our ability to attract and retain these nurses and other health care professionals depends on several factors, including our ability to provide desirable assignments and competitive benefits and salaries. We may not be able to attract and retain qualified nurses or other health care professionals in the future. In addition, the cost of attracting and retaining these professionals and providing them with attractive benefit packages may be higher than anticipated which could cause our net income to decline. Moreover, if we are unable to attract and retain qualified professionals, the quality of services offered to our patients may decline or our ability to grow may be constrained.

The loss of certain senior management could have a material adverse effect on our operations and financial performance.

Our success depends upon the continued employment of certain members of our senior management, including our co-founder, Chief Executive Officer and Chairman, Keith G. Myers, our Senior Vice President, Chief Financial Officer and Treasurer, Peter J. Roman, and our President, Chief Operating Officer, Secretary and Director, John L. Indest. We have entered into an employment agreement with each of these officers in an effort to further secure their employment. The loss of service of any of these officers could have a material adverse effect on our operations if we were unable to find a suitable replacement.

If we are subject to substantial malpractice or other similar claims, our net income could be materially, adversely impacted.

The services we offer have an inherent risk of professional liability and related, substantial damage awards. We, and the nurses and other health care professionals who provide services on our behalf, may be the subject of medical malpractice claims. These nurses and other health care professionals could be considered our agents and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance that provides primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. In addition, we maintain multiple layers of umbrella coverage in the aggregate amount of $25.0 million that provide excess coverage for professional malpractice and other liabilities. We are responsible for deductibles and amounts in excess of the limits of our coverage. Claims that could be made in the future in excess of the limits of such insurance, if successful, could materially, adversely affect our ability to conduct business or manage our assets. In addition, our insurance coverage may not continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.

The application of state certificate of need and permit of approval regulations and compliance with federal and state licensing requirements could substantially limit our ability to operate and grow our business.

Our ability to expand operations in a state will depend on our ability to obtain a state license to operate. States may have a limit on the number of licenses they issue. For example, as of December 31, 2007 we operated 42 home nursing agencies in Louisiana. Louisiana currently has a moratorium on the issuance of new home nursing agency licenses through July 1, 2008. We cannot predict whether this moratorium will be extended beyond this date or whether any other states in which we currently operate, or may wish to operate in the future, may adopt a similar moratorium.

In addition to the moratorium imposed by the state of Louisiana, nine of the states in which we currently operate, or plan to operate in the future, require health care providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. The states that currently issue certificate of need or permits of approval are: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, South Carolina, Tennessee, Vermont, Washington, West Virginia and the District of Columbia. In granting approval, these states consider the need in the service area for additional or expanded health care facilities or services. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.

We face competition, including from competitors with greater resources, which may make it difficult for us to compete effectively as a provider of post-acute health care services.

We compete with local and regional home nursing and hospice companies, hospitals and other businesses that provide post-acute health care services, some of which are large established companies that have significantly greater resources than we do. Our primary competition comes from local operators in each of our markets. We expect our competitors to develop joint ventures with providers, referral sources and payors, which could result in increased competition. The introduction by our competitors of new and enhanced service offerings, in combination with industry consolidation and the development of competitive joint ventures, could cause a decline in net service revenue, loss of market acceptance of our services or make our services less attractive. Future increases in competition from existing competitors or new entrants may limit our ability to maintain or increase our market share. We may not be able to compete successfully against current or future competitors and competitive pressures may have a material, adverse impact on our business, financial condition or consolidated results of operations.

If we are unable to protect the proprietary nature of our software systems and methodologies, our business and financial condition could be harmed.

We have developed a proprietary software system, which we refer to as our Service Value Point system, that allows us to collect assessment data, establish treatment plans, monitor patient treatment and evaluate our clinical and financial performance. In addition, we rely on other proprietary methodologies or information to which others may obtain access or independently develop. To protect our proprietary information, we require certain employees, consultants, financial advisors and strategic partners to enter into confidentiality and non-disclosure agreements. These agreements may not ultimately provide meaningful protection for our proprietary information in the event of any unauthorized use, misappropriation or disclosure. If our competitors were able to replicate our Service Value Point system, it could allow them to improve their operations and thereby compete more effectively in the markets in which we provide our services. If we are unable to protect the proprietary nature of our Service Value Point system or our other proprietary information or methodologies, our business and financial performance could be harmed.

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

Our information systems are networked via public network infrastructure and standards based encryption tools that meet regulatory requirements for transmission of protected health care information over such networks. However, threats from computer viruses, instability of the public network on which our data transit relies, or other instances that might render those networks unstable or disabled would create operational difficulties for us, including the ability to effectively transmit claims and maintain efficient clinical oversight of our patients as well as the disruption of revenue reporting and billing and collections management, which could adversely affect our business or operations.

Future acquisitions may be unsuccessful and could expose us to unforeseen liabilities.

Our growth strategy involves the acquisition of home nursing agencies in rural markets. These acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees or patients of acquired agencies and the assumption of liabilities and exposure to unforeseen liabilities of acquired agencies. We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on our operations.

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

We have grown significantly over the past four years. As we continue to expand our markets, our growth could strain our resources, including management, information and accounting systems, regulatory compliance, logistics and other internal controls. Our resources may not keep pace with our anticipated growth. If we do not manage our expected growth effectively, our future prospects could be affected adversely.

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

As of December 31, 2007, we had $1.2 million in cash. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with a revolving line of credit totaling $37.5 million available under our credit facility, which, subject to certain conditions, may be increased to $50.0 million, will be sufficient to fund our growth strategy and to meet our currently anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months. If our future net service revenue or cash flow from operations is less than we currently anticipate, we may not have sufficient funds to implement our growth strategy. Further, we cannot readily predict the timing, size and success of our acquisition and internal development efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing.

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

Our executive officers and directors and individuals or entities affiliated with them, beneficially own an aggregate of approximately 18.5 percent of our outstanding common stock as of December 31, 2007. The interests of these stockholders may differ from your interests. If they were to act together, these stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, business combinations, the amendment of our certificate of incorporation and other significant corporate actions.

Certain provisions of our charter, bylaws Delaware law and our stockholder’s rights plan may delay or prevent a change in control of our company.

Delaware law and our corporate documents contain provisions that may enable our board of directors to resist a change in control of our company. These provisions include:

•	a staggered board of directors;

•	limitations on persons authorized to call a special meeting of stockholders;

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval

•	advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and

•	a stockholder’s rights plan that includes a 20 percent threshold for triggering events, a three-year term for directors, an independent director evaluation provision (commonly known as a “TIDE” provision) and a stockholder redemption feature allowing stockholders to vote at a special meeting that would be called to consider qualified takeover offers.

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

The price at which our common stock will trade may be volatile. The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices of securities, particularly securities of health care companies. The market price of our common stock may be influenced by many factors, including:

•	our operating and financial performance;

•	variances in our quarterly financial results compared to research analyst expectations;

•	the depth and liquidity of the market for our common stock;

•	future sales of our common stock or the perception that sales could occur;

•	investor perception of our business, acquisitions and our prospects;

•	developments relating to litigation or governmental investigations;

•	changes or proposed changes in health care laws or regulations or enforcement of these laws and regulations, or announcements relating to these matters; or

•	general economic and stock market conditions.

In addition, the stock market, and the NASDAQ Global Select Market, or NASDAQ, in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of health care provider companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In the past, securities class-action litigation has often been brought against companies following periods of volatility in the market price of their respective securities. We may become involved in this type of litigation in the future. Litigation of this type is often expensive to defend and may divert the attention of our senior management as well as resources from the operation of our business.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates and you sell your shares.

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

As a public company, we incur significant legal, accounting and other expenses associated with our public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) and the rules of the SEC and NASDAQ. We expect these requirements to continue increasing our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect to continue incurring significant costs in connection with the assessment of our internal controls. We also expect these rules and regulations may make it more expensive for us to obtain director and officer liability insurance. We are currently evaluating and monitoring developments with respect to these new rules and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we identify deficiencies in our internal control over financial reporting, our business and our stock price could be adversely affected.

Beginning with our annual report for the year ending December 31, 2006, we are required to report on the effectiveness of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley. Under Section 404, we are required to assess the effectiveness of our internal control over financial reporting and report our conclusion in our annual report. Our auditor is also required to report its conclusion regarding the effectiveness of our internal control over financial reporting. The existence of one or more material weaknesses would require us and our auditor to conclude that our internal control over financial reporting is not effective. If there are identified deficiencies in our internal control over financial reporting, we could be subject to regulatory scrutiny and a loss of public confidence in our financial reporting, which could have an adverse effect on our business and our stock price. We reported a material weakness at December 31, 2007, and our auditor reported our internal control over financial reporting was ineffective at December 31, 2007.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 31, 2007 we owned or managed 58 locations in Louisiana, 27 in Mississippi, 22 in Kentucky, 14 in Arkansas, 11 in Alabama, 11 in West Virginia, eight in Texas, eight in Tennessee, seven in Florida, five in Georgia and one in Ohio. Our home office is located in Lafayette, Louisiana in 19,159 square feet of leased office space under a lease that commenced on March 1, 2004 and expires February 28, 2014. Typically, our home nursing agencies are located in leased facilities. Generally, the leases for our home nursing agencies have initial terms of one year, but range from one to five years. Most of the leases either contain multiple options to extend the lease period in one-year increments or convert to a month-to-month lease upon the expiration of the initial term. Six of our long-term acute care hospitals locations are hospitals within a hospital, meaning we have a lease or sublease for space with the host hospital. Generally, our leases or subleases for long-term acute care hospitals have initial terms of five years, but range from three to ten years. Most of our leases and subleases for our long-term acute care hospitals contain multiple options to extend the term in one-year increments.

Item 3.	Legal Proceedings

We are involved in litigation and proceedings in the ordinary course of our business. We do not believe that the outcome of any of the matters in which we are currently involved, individually or in the aggregate, will have a material adverse effect upon our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “LHCG.” As of March 5, 2008, there were approximately 142 registered holders of record of the Company’s common stock and the Company believes there are approximately 13,500 beneficial holders.

Dividend Policy

The Company has not paid any dividends on its common stock since the initial public offering in 2005 and does not anticipate paying dividends in the foreseeable future. We currently intend to retain future earnings, if any, to support the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors.

Price Range of Common Stock

The following table provides the high and low prices of the Company’s Common Stock during 2007 and 2006 as quoted by NASDAQ Global Select Market.

	High	Low

2007
Fourth Quarter	$26.17	$20.28
Third Quarter	27.06	18.58
Second Quarter	33.14	24.52
First Quarter	33.00	24.15

	High	Low

2006
Fourth Quarter	$29.67	$22.23
Third Quarter	24.78	18.70
Second Quarter	21.35	15.73
First Quarter	18.39	13.70

The closing price of our common stock as reported by NASDAQ on March 5, 2008 was $17.01

Performance Graph

This item is incorporated by reference to our annual report to stockholders for the fiscal year ended December 31, 2007.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is derived from our audited consolidated financial statements for each of the years ended December 31, 2003 through December 31, 2007. The financial data for the years ended December 31, 2007, 2006 and 2005 should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations” included herein.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands except share and per share data)

Consolidated Statements of Income Data:
Net service revenue	$298,031	$218,535	$155,687	$116,090	$68,515
Cost of service revenue	152,577	112,095	82,996	57,672	34,455

Gross margin	145,454	106,440	72,691	58,418	34,060
General and administrative expenses	106,795	71,115	46,519	35,168	23,411
Impairment loss	—	—	—	—	31
Equity-based compensation expense(1)	—	—	3,856	1,788	864

Operating income	38,659	35,325	22,316	21,462	9,754
Interest expense	376	325	1,067	1,328	1,223
Non-operating (income) loss, including gain on sale of assets	(1,073)	(2,033)	(574)	13	(106)

Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	39,356	37,033	21,823	20,121	8,637
Income tax expense	12,147	10,817	6,052	6,111	2,400
Minority interest and cooperative endeavor allocations	5,984	4,795	4,545	4,158	2,837

Income from continuing operations	21,225	21,421	11,226	9,852	3,400
Loss from discontinued operations, net	(1,667)	(1,464)	(1,124)	(851)	(557)
Gain on sale of discontinued operations, net	31	637	—	312	—

Net income	19,589	20,594	10,102	9,313	2,843
Change in the redemption value of redeemable minority interests	193	1,163	(1,476)	—	—

Net income available to common stockholders	$19,782	$21,757	$8,626	$9,313	$2,843

Earnings per share-basic(2):
Income from continuing operations	$1.19	$1.25	$0.77	$0.82	$0.28
Loss from discontinued operations	(0.09)	(0.09)	(0.08)	(0.07)	(0.04)
Gain on sale of discontinued operations, net	—	0.04	—	0.02	—

Net income	1.10	1.20	0.69	0.77	0.24
Change in the redemption value of redeemable minority interests	0.01	0.07	(0.10)	—	—

Net income available to common stockholders	$1.11	$1.27	$0.59	$0.77	$0.24

Earnings per share-diluted(2):
Income from continuing operations	$1.19	$1.25	$0.77	$0.81	$0.27
Loss from discontinued operations	(0.09)	(0.09)	(0.08)	(0.07)	(0.04)
Gain on sale of discontinued operations, net	—	0.04	—	0.02	—

Net income	1.10	1.20	0.69	0.76	0.23
Change in the redemption value of redeemable minority interests	0.01	0.07	(0.10)	—	—

Net income available to common stockholders	$1.11	$1.27	$0.59	$0.76	$0.23

Weighted average shares outstanding(2):
Basic	17,760,432	17,090,583	14,628,737	12,085,154	12,085,154
Diluted	17,827,444	17,104,660	14,684,639	12,145,150	12,114,675
Cash dividends declared per common share	—	—	.009	.039	.016

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash	$1,155	$26,877	$17,398	$2,911	$1,725
Total assets	174,985	152,694	104,418	47,519	27,915
Total debt	3,431	3,837	5,427	18,275	12,277
Total stockholders’ equity	143,371	121,889	78,444	16,351	6,909

(1)	Equity-based compensation expense is allocated as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Cost of service revenue	$—	$—	$565	$58	$5
General and administrative expenses	—	—	3,291	1,730	859

Total equity-based compensation expense	$—	$—	$3,856	$1,788	$864

(2)	All references to shares and per share amounts have been retroactively restated to reflect our incorporation in the State of Delaware and to give effect to a three-for-two stock split with respect to our common stock as if such events occurred as of the beginning of the earliest period presented. See Note 1 to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed on pages 27 to 39 under the heading “Risk Factors.” Also, please read the cautionary notice regarding forward-looking statements set forth at the beginning of this annual report.

Please read the following discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this annual report on Form 10-K.

Overview

We provide post-acute health care services primarily to Medicare beneficiaries in non-urban markets in the United States. We provide these post-acute health care services through our home nursing agencies, hospices, long-term acute care hospitals and outpatient rehabilitation clinic. Since our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana, we have grown to 172 locations in Louisiana, Mississippi, Kentucky, Arkansas, Alabama, West Virginia, Texas, Tennessee, Florida, Georgia and Ohio as of December 31, 2007.

Segments

We operate in two segments for financial reporting purposes: home-based services and facility-based services. We derived 81.9 percent, 75.4 percent and 67.8 percent of our net service revenue during the year ended December 31, 2007, 2006 and 2005, respectively, from our home-based services segment and derived the balance of our net service revenue from our facility-based services segment.

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, physical, occupational and speech therapy, medically-oriented social services and hospice care. As of December 31, 2007, we owned and operated 144 home nursing locations, nine hospices, a diabetes management company and a private duty location. Of our 155 home-based services locations, 90 are wholly-owned by us, 60 are majority-owned or controlled by us through joint ventures and five are controlled by us through license lease arrangements. We also manage the operations of four home nursing agencies in which we have no ownership interest. We intend to increase the number of home nursing agencies that we operate through continued acquisition and development, primarily in underserved non-urban markets, as we implement our growth strategy. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will increase.

We provide facility-based services principally through our long-term acute care hospitals and outpatient rehabilitation clinics. As of December 31, 2007, we owned and operated four long-term acute care hospitals with seven locations, of which all but one are located within host hospitals. We also owned and operated an outpatient rehabilitation clinic, a pharmacy, two medical equipment companies, a health and fitness center and we provided contract rehabilitation services to third parties. Of these 12 facility-based services locations, six are wholly-owned by us and six are majority-owned or controlled by us through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Due to our emphasis on expansion through the acquisition and development of home nursing agencies, we anticipate that the percentage of our net service revenue and operating income derived from our facility-based segment will decline.

Development Activities

From January 1, 2002 through December 31, 2007, we acquired all or a majority of the economic interests in 84 home nursing agencies for a total of approximately $62.9 million: 16 in Kentucky, 14 in Mississippi, ten in Louisiana, ten in Alabama, eight in West Virginia, seven in Florida, seven in Tennessee, six in Texas, three in Arkansas and three in Georgia. During this same period, we also internally developed 39 home nursing agencies: 16 in Mississippi, 11 in Louisiana, four in Arkansas, three in Kentucky, three in Georgia, one in Texas and one in West Virginia. Also from January 1, 2002 through December 31, 2007, we acquired all or a majority of the economic interests in nine hospices for approximately $2.1 million: four in Louisiana, two in Arkansas, two in West Virginia and one in Tennessee.

From January 1, 2002 through December 31, 2007, we acquired all or a majority of the economic interests in two long-term acute care hospital locations and three outpatient rehabilitation clinics located in Louisiana for approximately $3.6 million. During this same period, we internally developed four long-term acute care hospital locations, one short-term acute care hospital, two inpatient rehabilitation facilities and two outpatient rehabilitation clinics located in Louisiana. During 2005, we converted the short-term acute care hospital and inpatient rehabilitation facilities to long-term acute care hospitals. Since January 2002, we have expanded the number of licensed beds at our long-term acute care hospital locations facilities from 22 beds to 156 beds as of December 31, 2007.

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

In July 2007, the Company sold its critical access hospital for $180,000 and recognized a gain of $31,000, net of tax of $20,000, on the sale of this hospital. The critical access hospital was located in Louisiana. Additionally, the Company closed an Alabama home health pharmacy in September 2007.

The following table is a summary of our acquisitions, divestitures and internal development activities from January 1, 2002 through December 31, 2007. This table does not include the five management services agreements under which we manage the operations of four home nursing agencies and one inpatient rehabilitation facility.

			Long-Term Acute Care
			Hospitals, Critical	Specialty and
			Access Hospitals	Outpatient
	Home Nursing		and Inpatient	Rehabilitation
Year	Agencies	Hospices	Rehabilitation Facilities	Clinics

Total at January 1, 2002	26	3	1	1
Developed	1	—	2	—
Acquired	7	1	—	—

Total at December 31, 2002	34	4	3	1
Developed	7	1	2	2
Acquired	2	1	2	1
	—	—	—	—
Total at December 31, 2003	43	6	7	4
Developed	7	—	2	2
Acquired	6	—	—	3
Divested/Closed	(3)	(3)	(2)	(2)

Total at December 31, 2004	53	3	7	7
Converted	—	—	—	(1)
Developed	2	—	1	—
Acquired	16	1	1	2

Total at December 31, 2005	71	4	9	8
Developed	5	—	—	—
Acquired	31	2	—	1
Divested/Closed	(1)	—	(1)	(3)

Total at December 31, 2006	106	6	8	6
Developed	17	—	—	—
Acquired	22	3	—	1
Divested/Closed	(1)	—	(1)	—

Total at December 31, 2007	144	9	7	7

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

On August 22, 2007, CMS released a final rule finalizing certain updates and refinements to the basic case-mix adjustment system. CMS instituted these changes to the home health payment system to account for reported increases over the past several years in the home health case-mix, which CMS believes have been caused by HHAs’ changes in coding practices and documentation — not by the treatment of more resource-intense patients. CMS thus designed the new case-mix model to better predict the resource-intensity required by home health beneficiaries over the 60-day episode of care, which would, in turn, improve the accuracy of

Medicare reimbursement to HHAs. To effectuate these improvements, the new model does the following: (1) enables more precise coding for comorbidities and the differing health characteristics of longer-stay patients; (2) accounts more accurately for the impact of rehabilitation services on resource use; and (3) lessens the risk of overutilization of therapy services by replacing the single threshold (10 visits per episode) with three thresholds (at 6, 14 and 20 visits), as well as a graduated bonus system based on severity between each threshold.

Also to address the increases in case-mix that CMS views as unrelated to home health patients’ clinical conditions, the final rule released in 2007 implemented a reduction in the national standardized 60-day episode payment rate for four years. This 2.75% reduction will begin in CY 2008 and continue for three years, with a 2.71 percent reduction in the fourth year. Also in the final rule, CMS finalized the market basket increase of 3.0 percent, a 0.1 percent increase from the proposed rule. When the market basket update is viewed in conjunction with — (1) the 2.75 percent reduction in home health payment rates for 2008; (2) the implementation of the new case-mix adjustment system; (3) the changes in the wage index; and (4) the other changes made in the final rule — CMS predicts a 0.8 percent increase in payments for urban HHAs and a 1.77 percent decrease in payments for rural HHAs. Collectively, these changes in the final rule (not including the case-mix or wage index adjustments) decrease the national 60-day episode payment rate for HHAs from the 2007 level of $2,339.00 to $2,270.32 for 2008.

In June 2007, CMS announced the payment rates for hospice care furnished from October 1, 2007 through September 30, 2008. These rates are 3.3 percent higher than the rates for the previous year. In addition, CMS announced that the hospice cap amount for the year ending October 31, 2007 is $21,410.04.

Facility-Based Services.  We are reimbursed by Medicare for services provided by our LTACHs under the LTACH PPS, which was implemented on October 1, 2002. Although CMS regulations allowed for a phase-in period, we have elected to be paid solely on the basis of the long-term care DRGs established by the new system. All of our eligible LTACHs have implemented the PPS.

On January 22, 2008, CMS published a proposed rule proposing to set the Medicare payment rates for LTACHs at $39,076.28 for patient discharges taking place on or after July 1, 2008 through September 30, 2009. (CMS proposed in this rule to have a 15-month rate year for 2009 in order to bring into alignment the timing of the annual update for the LTACH PPS and the annual update for the DRGs used for LTACH patients.) CMS also proposed to set the cost outlier fixed-loss threshold at $21,199. Further, CMS declined to apply its one-time budget neutrality adjustment, in accordance with the MMSEA, which prohibits the Secretary of HHS from making this one-time prospective adjustment until December 29, 2010. However, in the rule CMS discussed a methodology it had developed prior to the enactment of the MMSEA for evaluating whether to propose this one-time adjustment and it requested comments on its proposed methodology. CMS indicated that as December 29, 2010 approaches, it plans to use its finalized methodology to evaluate whether to propose a one-time budget neutrality adjustment at that time. (CMS also noted that, had the MMSEA not been enacted, CMS would have proposed to use the proposed methodology at this time and to make a one-time adjustment of 3.75 percent to the standard federal rate.) CMS indicated that other MMSEA LTACH provisions that were not addressed in the proposed rule (i.e., provisions relating to the “25 percent rule,” the short-stay outlier policy, the establishment of new facilities and the expanded review of medical necessity for admission and continued stay at LTACHs) would be the subject of future regulations.

Medicare requires that outpatient therapy services be reimbursed on a fee schedule, subject to annual limitations. Outpatient therapy providers receive a fixed fee for each procedure performed, adjusted by the geographical area in which the facility is located. Medicare also imposes annual per Medicare beneficiary caps. For 2007, these annual caps limited Medicare coverage to $1,780 for outpatient rehabilitation services (including both physical therapy and speech-language pathology services) and $1,780 for outpatient occupational health services, including deductible and co-insurance amounts. These caps were replaced for 2008 by annual cap amounts of $1,810. Historically, Congress has acted to bypass the cap and impose a moratorium on its operation. The Deficit Reduction Act of 2005, the Tax Relief and Health Care Act of 2006 and the MMSEA all provided for an “exceptions” process that effectively prevents application of the caps. The exceptions process ends June 30, 2008. We are unable to predict whether Congress will extend the exceptions process beyond June 30, 2008. We cannot be assured that one or more of our outpatient rehabilitation clinics will not exceed the caps in the future.

Office of Inspector General

OIG has a responsibility to report any program and management problems related to programs such as Medicare to the Secretary of HHS and Congress. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. Each year, the OIG outlines areas it intends to study relating to a wide range of providers. In fiscal year 2007, the OIG indicated its intent to study topics relating to, among others, home health, hospice, long-term care hospitals and certain outpatient rehabilitation services. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.

Components of Expenses

Cost of Service Revenue

Our cost of service revenue consists primarily of the following expenses incurred by our clinical and clerical personnel in our agencies and facilities:

•	salaries and related benefits;

•	transportation, primarily mileage reimbursement; and

•	supplies and services, including payments to contract therapists.

General and Administrative Expenses

Our general and administrative expenses consist primarily of the following expenses incurred by our home office and administrative field personnel:

•	home office, including salaries and related benefits, insurance, costs associated with advertising and other marketing activities, and rent and utilities;

•	supplies and services, including accounting, legal and other professional services, and office supplies;

•	depreciation; and

•	provision for bad debts.

2007 and 2006 Operational Data

The following table sets forth, for the period indicated, data regarding admissions and Medicare admissions to our home-based segment and patient days and outpatient visits for our facility-based segment. Certain historical data has been reclassified in order to present a more comparative analysis of the statistical data.

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Year Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	December 31, 2007

Home-Based Services Data:
Average census	15,712	16,283	16,862	17,914	16,635
Average Medicare census	11,642	12,222	12,767	13,734	12,560
Admissions	10,615	10,825	11,216	11,080	43,736
Medicare admissions	7,333	7,500	7,819	8,099	30,751
Facility-Based Services Data:
Patient days	11,674	11,453	11,202	11,489	45,818
Outpatient visits	2,617	2,301	2,684	2,518	10,120

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Year Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	December 31, 2006

Home-Based Services Data:
Average census	9,138	9,807	13,029	14,073	12,982
Average Medicare census	7,251	7,944	9,537	10,429	9,573
Admissions	5,570	5,852	7,377	8,173	26,972
Medicare admissions	4,018	4,210	5,225	5,685	19,138
Facility-Based Services Data:
Patient days	11,699	11,110	11,674	10,978	45,461
Outpatient visits	8,775	5,157	4,287	2,907	21,126

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain items included in our consolidated statement of income as a percentage of our net service revenue:

	Year Ended December 31,
	2007	2006	2005

Net service revenue	100.0%	100.0%	100.0%
Cost of service revenue	51.2	51.3	53.3

Gross margin	48.8	48.7	46.7
General and administrative expenses	35.8	32.5	29.9
Equity-based compensation expense	—	—	2.5

Operating income	13.0	16.2	14.3
Interest expense	0.1	0.2	0.7
Non-operating income, including gain on sales of assets	(0.3)	(0.9)	(0.4)
Income tax expense	4.1	4.9	3.9
Minority interest and cooperative endeavor allocations	2.0	2.2	2.9

Income from continuing operations	7.1%	9.8%	7.2%

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

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except for admissions, patient day and outpatient visit data)

Home-Based Services Data:
Net service revenue	$244,107	$164,701	$105,588
Cost of service revenue	118,451	79,070	51,255
General and administrative expenses	88,532	55,700	33,650
Equity-based compensation expense	—	—	2,699
Operating income	37,124	29,931	17,984
Average census	16,635	12,982	7,515
Average Medicare census	12,560	9,573	6,177
Total admissions	43,736	26,972	16,954
Total Medicare admissions	30,751	19,138	12,645
Facility-Based Services Data:
Net service revenue	$53,924	$53,834	$50,099
Cost of service revenue	34,126	33,025	31,741
General and administrative expenses	18,263	15,415	12,869
Equity-based compensation expense	—	—	1,157
Operating income	1,535	5,394	4,332
Patient days	45,818	45,461	44,685
Outpatient visits	10,120	21,126	41,877

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Service Revenue

Net service revenue for the year ended December 31, 2007, increased 36.4 percent to $298.0 million compared with $218.5 million in 2006. For the year ended December 31, 2007 and 2006, 81.7 percent and 82.6 percent, respectively, of net service revenue was derived from Medicare. For the year ended December 31, 2007, home-based services accounted for 81.9 percent of revenue and facility-based services were 18.1 percent of revenue compared with 75.4 percent and 24.6 percent, respectively, for the comparable prior year quarter.

Home-Based Services.  Net service revenue from the home-based services for the year ended December 31, 2007 was $244.1 million, an increase of $79.4 million, or 48.6 percent, from $164.7 million for the year ended December 31, 2006. Organic growth in this service sector was approximately $59.1 million, or 35.9 percent, during the period. Total admissions increased 62.2 percent to 43,736 during the period, versus 26,972 for the same period in 2006. Organic growth in admissions was 37.9 percent. Average home-based patient census for the year ended December 31, 2007, increased 28.1 percent to 16,635 patients as compared with 12,982 patients for the year ended December 31, 2006. Organic growth in home-based patient census was 12.3 percent. Approximately $23.0 million of the increase in net service revenue was attributable to acquisition or internal development activity during 2007. An additional $56.4 million increase in net service revenue was attributable to acquisition or internal development activity during 2006.

	2007	Organic	2007	2007	2007	2007	Total
	Organic(1)	Growth %	Same Store(2)	De Novo(3)	Acquired(4)	Total	Growth %

Revenue	$223,828	35.9%	$221,154	$2,674	$20,280	$244,107	48.2%
Average Census	14,582	12.3%	14,285	297	2,053	16,635	28.1%
Average Medicare Census	10,869	13.5%	10,645	224	1,691	12,560	31.2%
Admissions	37,187	37.9%	36,490	697	6,549	43,736	62.2%
Medicare Admissions	25,901	35.3%	25,378	523	4,850	30,751	60.7%
Episodes	75,790	43.5%	75,305	485	3,872	79,662	50.8%

(1)	Organic — combination of same store and de novo.

(2)	Same store — location that has been in service with the Company for at greater than 12 months.

(3)	De Novo — internally developed location that has been in service with the Company for 12 months or less.

(4)	Acquired — purchased location that has been in service with the Company for 12 months or less.

Facility-Based Services.  Net service revenue from the facility-based services for the year ended December 31, 2007, increased $100,000, or 0.2 percent, to $53.9 million compared with $53.8 million for the year ended December 31, 2006. Organic growth made up the total growth in this service sector during the period. The increase in net service revenue was due in part to an increase in patient days of 0.8 percent to 45,818 in the year ended December 31, 2007, from 45,461 in the year ended December 31, 2006.

Cost of Service Revenue

Cost of service revenue for the year ended December 31, 2007 was $152.6 million, an increase of $40.5 million, or 36.1 percent, from $112.1 million for the year ended December 31, 2006. Cost of service revenue represented approximately 51.2 percent and 51.3 percent of our net service revenue for the years ended December 31, 2007 and 2006, respectively.

Home-Based Services.  Cost of service revenue from the home-based services for the year ended December 31, 2007 was $118.5 million, an increase of $39.4 million, or 49.8 percent, from $79.1 million for the year ended December 31, 2006. Approximately $33.5 million of this increase resulted from an increase in salaries and benefits, of which $26.9 million was incurred as a result of acquisition or development activity during 2006 and $13.2 million was incurred as a result of acquisition or development activity during 2007. The growth in salaries and benefits expense due to acquisitions and developments is offset by a decrease in the salaries and benefits expense in the “same store” locations by approximately $6.6 million. The remaining increase in cost of service revenue was attributable to increases in supplies and services expense and transportation expense. Supplies and service expense increased approximately $2.8 million in 2007 as compared to 2006. Supplies and services expense increased $2.0 million related to acquisitions and developments that occurred in 2006 and $1.3 million related to acquisitions and developments that occurred in 2007. The growth in supplies and services expense due to acquisitions and developments is offset by a decrease in the supplies and services expense in the “same store” locations by approximately $495,000. Transportation expense increased approximately $3.0 million in 2007 as compared to 2006. Transportation expense increased $2.4 million related to acquisitions and developments that occurred in 2006 and $1.1 million related to acquisitions and developments that occurred in 2007. The growth in transportation expense due to acquisitions and developments is offset by a decrease in the transportation expense in the “same store” locations by approximately $531,000.

Cost of service revenue in the home-based segment for the year ended December 31, 2007 represented 48.5 percent of our net service revenue compared to 48.0 percent during the year ended December 31, 2006.

Facility-Based Services.  Cost of service revenue from the facility-based services for the year ended December 31, 2007 was $34.1 million, an increase of $1.1 million, or 3.3 percent, from $33.0 million for the year ended December 31, 2006. The entire increase in cost of service revenue from facility-based services was due primarily to an increase in supplies and services resulting from an increase in patient days.

Cost of service revenue in the facility-based segment for the year ended December 31, 2007 represented 63.3 percent of our net service revenue compared to 61.3 percent during the year ended December 31, 2006.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2007 were $106.8 million, an increase of $35.7 million, or 50.2 percent, from $71.1 million for the year ended December 31, 2006. General and administrative expenses represented approximately 35.8 percent and 32.5 percent of our net service revenue for the years ended December 31, 2007 and 2006, respectively.

Home-Based Services.  General and administrative expenses from the home-based services for the year ended December 31, 2007 were $88.5 million, an increase of $32.8 million, or 58.9 percent, from $55.7 million for the year ended December 31, 2006. Approximately $20.2 million of the increase in general and administrative expenses was due to acquisitions that occurred in 2006 and approximately $9.6 million of the increase in general and administrative expenses was due to acquisitions that occurred in 2007. General and administrative expenses in the “same store” locations decreased by $2.4 million and were offset by an increase in the provision for bad debts of $6.4 million in 2007 as compared to 2006.

General and administrative expenses in the home-based segment for the year ended December 31, 2007 represented 36.3 percent of our net service revenue compared to 33.8 percent during the year ended December 31, 2006.

Facility-Based Services.  General and administrative expenses from the facility-based services for the year ended December 31, 2007 were $18.3 million, an increase of $2.8 million, or 18.5 percent, from $15.4 million for the year ended December 31, 2006. Provision for bad debts increased $1.8 million in 2007 as compared to 2006.

General and administrative expenses in the facility-based segment for the year ended December 31, 2007 represented 33.9 percent of our net service revenue compared to 28.6 percent during the year ended December 31, 2006.

Non-operating income

Non-operating income for the year ended December 31, 2007 was $1.1 million, a decrease of approximately $900,000 from $2.0 million for the year ended December 31, 2006. Non-operating income in

2006 includes $1.0 million in proceeds received from the life insurance policy on our former CFO who died in a plane crash after retiring from the Company.

Income Tax Expense

The effective tax rates for the years ended December 31, 2007 and 2006 were 36.4 percent and 33.6 percent, respectively. The effective tax rate for the year ended December 31, 2007 is higher due to a lower credit related to the Gulf Opportunity Act in 2007 than in 2006 and the effect of income from insurance proceeds in 2006, which are not taxable.

Minority Interest and Cooperative Endeavor Allocations

The minority interest and cooperative endeavor allocations expense for the year ended December 31, 2007 was $6.0 million, an increase of $1.2 million, compared to $4.8 million for the year ended December 31, 2006. Minority interest and cooperative endeavor expense varies depending on the operations of each joint venture.

Discontinued Operations

Revenue from discontinued operations for the year ended December 31, 2007 and 2006 was $3.0 million and $5.3 million, respectively. Costs, expenses and minority interest and cooperative endeavor allocations were $5.4 million and $7.6 million, respectively, for the year ended December 31, 2007 and 2006. For the year ended December 31, 2007, the loss from discontinued operations was $1.7 million as compared to a loss from discontinued operations of $1.5 million for the same period in 2006. In 2007, we placed a home health pharmacy and a critical access hospital into discontinued operations and recorded a valuation allowance of $504,000 in the deferred tax asset generated by the tax net operating loss carry forward of the pharmacy. The home health pharmacy was closed on September 30, 2007 and the sale of the hospital was completed on July 1, 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Service Revenue

Net service revenue for the year ended December 31, 2006 was $218.5 million, an increase of $62.8 million, or 40.4 percent, from $155.7 million in 2005. For the year ended December 31, 2006 and 2005, 82.6 percent and 86.4 percent, respectively, of net service revenue was derived from Medicare. For the year ended December 31, 2006, home-based services accounted for 75.4 percent of revenue and facility-based services was 24.6 percent of revenue compared with 67.8 percent and 32.2 percent, respectively, for the comparable prior year period.

Home-Based Services.  Net service revenue from the home-based services for the year ended December 31, 2006 was $164.7 million, an increase of $59.1 million, or 56.0 percent, from $105.6 million for the year ended December 31, 2005. Organic growth in this service sector was approximately $30.1 million, or 29.3 percent, during the period. Total admissions increased 59.1 percent to 26,972 during the period, versus 16,954 for the same period in 2005. Organic growth in admissions was 10.6 percent. Average home-based patient census for the year ended December 31, 2006, increased 72.7 percent to 12,982 patients as compared with 7,515 patients for the year ended December 31, 2005. Organic growth in home-based patient census was 26.4 percent. Approximately $26.2 million of the increase in net service revenue was attributable to acquisition or internal development activity during 2005. An additional $24.0 million increase in net service revenue was attributable to acquisition or internal development activity during 2006. The remaining increase of approximately $8.9 million reflects our internal growth. The increase in net service revenue from internal growth resulted in part from a 26.4 percent increase in organic census in the year ended December 31, 2006 as compared to 2005. Improvements in case mix and an increase in therapy utilization within our home health episodes also contributed to the increase.

	2006	Organic	2006	2006	2006	2006	Total
	Organic(1)	Growth %	Same Store(2)	De Novo(3)	Acquired(4)	Total	Growth %

Revenue	$136,508	29.3%	$131,945	$4,563	$28,193	$164,701	56.0%
Average Census	9,497	26.4%	9,248	249	3,485	12,982	72.7%
Average Medicare Census	7,386	19.6%	7,176	210	2,187	9,573	55.0%
Admissions	18,755	10.6%	17,765	990	8,217	26,972	59.1%
Medicare Admissions	14,089	11.4%	13,364	725	5,049	19,138	51.3%
Episodes	46,969	24.2%	45,589	1,380	5,844	52,813	39.7%

(1)	Organic — combination of same store and de novo.

(2)	Same store — location that has been in service with the Company for greater than 12 months.

(3)	De Novo — internally developed location that has been in service with the Company for 12 months or less.

(4)	Acquired — purchased location that has been in service with the Company for 12 months or less.

Facility-Based Services.  Net service revenue from the facility-based services for the year ended December 31, 2006, increased $3.7 million, or 7.5 percent, to $53.8 million compared with $50.1 million for the year ended December 31, 2005. Organic growth made up the total growth in this service sector during the period. The increase in net service revenue was due in part to an increase in patient days of 1.7 percent to 45,461 in the year ended December 31, 2006, from 44,685 in the year ended December 31, 2005. Outpatient visits decreased 50.0 percent to 21,126 at December 31, 2006, compared with 41,877 for the year ended December 31, 2005, due to the sale of one of our outpatient clinics and the closure of another clinic on April 1, 2006. Approximately $2.1 million of the increase in net service revenue was attributable to acquisition activity during 2005. The remaining increase of approximately $1.6 million reflects our internal growth.

Cost of Service Revenue

Cost of service revenue for the year ended December 31, 2006 was $112.1 million, an increase of $29.1 million, or 35.1 percent, from $83.0 million for the year ended December 31, 2005. Cost of service revenue represented approximately 51.3 percent and 53.3 percent of our net service revenue for the years ended December 31, 2006 and 2005, respectively.

Home-Based Services.  Cost of service revenue from the home-based services for the year ended December 31, 2006 was $79.0 million, an increase of $27.8 million, or 54.3 percent, from $51.3 million for the year ended December 31, 2005. Approximately $23.0 million of this increase resulted from an increase in salaries and benefits, of which $12.0 million was incurred as a result of acquisition or development activity during 2005 and $12.5 million was incurred as a result of acquisition or development activity during 2006. Salaries and benefits expense decreased approximately $1.5 million due to internal growth. Supplies and services expense and transportation expense contributed $2.7 million and $2.1 million, respectively, to the increase in cost of service revenue.

Cost of service revenue in the home-based segment for the year ended December 31, 2006 represented 48.0 percent of our net service revenue compared to 48.5 percent during the year ended December 31, 2005.

Facility-Based Services.  Cost of service revenue from the facility-based services for the year ended December 31, 2006 was $33.0 million, an increase of $1.3 million, or 4.0 percent, from $31.7 million for the year ended December 31, 2005. Approximately $1.0 million of this increase resulted from an increase in salaries and benefits. The $600,000 increase in salaries and benefits expense resulted from internal growth within our facility-based services segment. Supplies and services expense contributed approximately $300,000 of the increase in cost of service revenue.

Cost of service revenue in the facility-based segment for the year ended December 31, 2006 represented 61.3 percent of our net service revenue compared to 63.4 percent during the year ended December 31, 2005.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2006 were $71.1 million, an increase of $24.6 million, or 52.9 percent, from $46.5 million for the year ended December 31, 2005. General and administrative expenses represented approximately 32.5 percent and 29.9 percent of our net service revenue for the years ended December 31, 2006 and 2005, respectively.

Home-Based Services.  General and administrative expenses from the home-based services for the year ended December 31, 2006 were $55.7 million, an increase of $22.0 million, or 65.5 percent, from $33.7 million for the year ended December 31, 2005. Approximately $10.3 million of this increase was attributable to acquisition or internal development activity during 2005. Internal growth accounted for approximately $4.4 million of the increase in general and administrative expense and the remaining $7.3 million was due to acquisition and internal development activity during the 2006 period. Included in these increases is an increase to bad debt expense of $800,000 related to receivables acquired in business combinations in late 2005 and 2006.

General and administrative expenses in the home-based segment for the year ended December 31, 2006 represented 33.8 percent of our net service revenue compared to 31.9 percent during the year ended December 31, 2005.

Facility-Based Services.  General and administrative expenses from the facility-based services for the year ended December 31, 2006 were $15.4 million, an increase of $2.5 million, or 19.8 percent, from $12.9 million for the year ended December 31, 2005. Approximately $1.7 million of the increase was attributable to the increased acquisition and internal development activity during the 2005 period and the remaining $800,000 increase is due to internal growth.

General and administrative expenses in the facility-based segment for the year ended December 31, 2006 represented 28.6 percent of our net service revenue compared to 25.7 percent during the year ended December 31, 2005.

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

Non-operating income

Non-operating income for the year ended December 31, 2006 was $2.0 million, an increase of $1.4 million from $600,000 for the year ended December 31, 2005. The increase in non-operating income is due primarily to $1.0 million in proceeds received from the life insurance policy on our former CFO who died in a plane crash after retiring from the Company.

Income Tax Expense

The effective tax rates for the years ended December 31, 2006 and 2005 were 33.6 percent and 35.0 percent, respectively. The effective tax rate for the year ended December 31, 2006 decreased due to $1.0 million credit related to the Gulf Opportunity Act. The effective tax rate for the year ended December 31, 2005 was effected by an income tax benefit of $342,000 related to a $900,000 equity-based compensation charge stemming from shares issued by one of the Company’s principal shareholders to an officer of the Company in 2001. At the time, the Company did not believe it would be able to deduct the equity-based compensation charge for income tax purposes. In conjunction with the initial public offering, the Company determined that it would be able to deduct the $900,000 equity-based compensation charge, and as a result, recognized an income tax benefit associated with that charge of $342,000 in 2005.

Minority Interest and Cooperative Endeavor Allocations

The minority interest and cooperative endeavor allocations expense for the year ended December 31, 2006 was $4.8 million, an increase of $300,000, compared to $4.5 million for the year ended December 31, 2005. Minority interest and cooperative endeavor expense varies depending on the operations of each joint venture.

Liquidity and Capital Resources

Our principal source of liquidity for our operating activities is the collection of our accounts receivable, most of which are collected from governmental and third-party commercial payors. Our reported cash flows from operating activities are impacted by various external and internal factors, including the following:

•	Operating Results — Our net income has a significant impact on our operating cash flows. Any significant increase or decrease in our net income could have a material impact on our operating cash flows.

•	Start Up Costs — Following the completion of an acquisition, we suspend billing Medicare and Medicaid claims until we receive the change of ownership and electronic funds transfer approvals. We also generally incur substantial start up costs in order to implement our business strategy. There is generally a delay between our expenditure of these start up costs and the increase in net service revenue and subsequent cash collections, which adversely affects our cash flows from operating activities.

•	Timing of Payroll — Our employees are paid bi-weekly on Fridays; therefore, operating cash flows decline in reporting periods that end on a Friday. Conversely, for those reporting periods ending on a day other than Friday, our cash flows are higher because we have not yet paid our payroll.

•	Medical Insurance Plan Funding — We are self-funded for medical insurance purposes. Any significant changes in the amount of insurance claims submitted could have a direct impact on our operating cash flows.

•	Medical Supplies — A significant expense associated with our business is the cost of medical supplies. Any increase in the cost of medical supplies, or in the use of medical supplies by our patients, could have a material impact on our operating cash flows.

Cash used in investing activities is primarily for acquisitions of home nursing agencies, while cash provided by financing activities is derived from the proceeds from our issuance of common stock.

Operating activities during the year ended December 31, 2007 provided $12.1 million in cash compared to $21.8 million for year ended December 31, 2005. Net income provided cash of $19.6 million. Non-cash items such as depreciation and amortization, provision for bad debts, directors’ restricted stock expense, minority interest in earnings of subsidiaries, deferred income taxes and gain on sale of assets totaled $23.5 million. The decrease in operating cash from 2006 to 2007 is due primarily to an increase in accounts receivable stemming from an increase in net service revenue.

Days sales outstanding (DSO) for the year ended December 31, 2007, was 73 days compared to 68 days for the same period in 2006. DSO, when adjusted for acquisitions and unbilled accounts receivables, was 63 days. The adjustment takes into account $8.8 million of unbilled receivables that the Company is delayed in billing due to the lag time in receiving the change of ownership after acquiring companies. For the comparable period in 2006, adjusted DSO was 60 days, taking into account $5.8 million in unbilled accounts receivable.

Investing activities used $32.3 million and $27.5 million in cash for the year ended December 31, 2007 and 2006, respectively. Of the $32.3 million used in investing activities in 2007, $29.0 million was used in the costs of acquisitions. Of the $27.5 million used in investing activities in 2006 $25.0 million was used in the cost of acquisitions.

Financing activities used $5.6 million in cash in the year ended December 31, 2007 and provided $15.2 million in cash in the year ended December 31, 2006. Cash used in financing activities in 2007 was due primarily to minority interest distributions. Cash provided by financing activities in 2006 included $21.0 million in proceeds from the follow-on public offering. This increase was offset by cash used in financing activities in the year ended December 31, 2006 which included net principal payments on debt and capital leases of $1.6 million, offering costs incurred of $300,000 and minority interest distributions of $4.2 million.

At December 31, 2007, we had working capital of $61.0 million compared to $68.5 million at December 31, 2006, a decrease of $7.5 million. The decrease in working capital was due primarily to a decrease in cash primarily resulting from growth in receivables.

Indebtedness

Our total long-term indebtedness was $3.4 million at December 31, 2007 and $3.8 million at December 31, 2006, including the current portions of $521,000 and $639,000.

On February 20, 2008, the Company terminated the credit facility agreement with GMAC (Former Credit Facility) and entered into a new credit facility agreement with Capital One, National Association (New Credit Facility). Under the terms of the Former Credit Facility, which was in effect at December 31, 2007, the Company was able to be advanced funds up to a defined limit of eligible accounts receivable not to exceed the borrowing limit. At December 31, 2007 the borrowing limit was $22,500,000 and no amounts were outstanding. Interest accrues on any outstanding amounts at a varying rate and was based on the Wells Fargo Bank, N.A. prime rate plus 1.5 percent (9.02 percent at December 31, 2007). The annual facility fee was 0.5 percent of the total availability. The Former Credit Facility was due to expire on April 15, 2010. As a result of terminating the Former Credit Facility, the Company paid a termination fee of $225,000.

On February 20, 2008, the Company entered into the New Credit Facility, which was amended on March 6, 2008 to include an additional lender, First Tennessee Bank, N.A., increase the line of credit and amend the Eurodollar Margin for each Eurodollar Loan (as those terms are defined in the New Credit Facility) issued under the New Credit Facility. The New Credit Facility is unsecured, has a term of two years and provides for a line of credit of $37.5 million (with a letter of credit sub-limit equal to $2.0 million). Upon written notice by the Company to the Agent, the Agent will endeavor to obtain additional lending commitments from other financial institutions to increase the line of credit to $50.0 million. The annual facility fee is 0.125 percent of the total availability. The interest rate for borrowings under the New Credit Agreement is a function of the prime rate (Base Rate) or the eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin as set forth below:

	Eurodollar	Base Rate
Leverage Ratio	Margin	Margin

< 1.00:1.00	1.75%	(0.25)%
≥1.00:1.00 < 1.50:100	2.00%	0%
≥1.50:1.00 < 2.00:1.00	2.25%	0%
≥2.00:1.00	2.50%	0%

Our credit facility contains customary affirmative, negative and financial covenants. For example, we are restricted in incurring additional debt, disposing of assets, making investments and allowing fundamental changes to our business or organization. Under the New Credit Facility we are also required to meet certain financial covenants with respect to fixed charge coverage, leverage, working capital and liabilities to tangible net worth ratios.

Our credit facility also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor (other than due to this offering) and the failure to comply with certain covenants.

The New Credit Facility is to be guaranteed by all of the Company’s wholly-owned subsidiaries. The New Credit Facility shall be guaranteed by certain non-wholly owned subsidiaries of the Company within 60 days following the date of the New Credit Facility. In the event that any non-wholly owned subsidiary of the Company does not guaranty the New Credit Facility, the Company will pledge its interest in such subsidiary to Capital One, National Association, as agent, as security for the New Credit Facility.

Contingent Convertible Minority Interests

During 2004, in conjunction with the acquisition/sale of joint venture interests, the Company entered into agreements with minority interest holders in three of its majority owned subsidiaries that allowed these minority interest holders to put their minority interests to the Company. Only one of these agreements remains as of December 31, 2007. The put option allows the minority interest holder to exchange their minority interest for cash based on EBITDA and the Company’s stock price. As of March 5, 2008, approximately 76.5 percent of the minority interest holders have converted their minority interests to cash.

The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and Emerging Issues Task Force (EITF) Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable; the minority interest should be adjusted to its current redemption amount, marked to market.

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

There were no redemptions in the year ended December 31, 2007. In the year ended December 31, 2007, the Company recorded a mark-to-market benefit of $194,000 for these redeemable minority interests. Included in minority interests subject to exchange contracts and/or put options liability at December 30, 2007 and 2006 is $121,000 and $317,000, respectively, related to these redeemable minority interests.

Commitments

The following table discloses aggregate information about our contractual obligations (excludes interest cost) and the periods in which payments are due as of December 31, 2007:

	Payment due by period
		Less Than			More Than
Contractual Cash Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt (includes line of credit)	$3,280	$433	$717	$494	$1,636
Capital lease obligations	151	88	63	—	—
Operating leases	15,634	6,519	5,425	2,074	1,616

Total contractual cash obligations	$19,065	$7,040	$6,205	$2,568	$3,252

On February 20, 2008, the Company entered into a Loan Agreement with Capital One, National Association for a term note in the amount of $5,050,000 for the purchase of a 1999 Cessna 560 aircraft. The term note is payable in 84 monthly installments of principal plus interest commencing on March 6, 2008 and ending with the final payment on February 6, 2015. The term note will bear the interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9 percent.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements with unconsolidated entities, financial partnerships or entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reported period. Actual results could differ from those estimates. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship we had with the operating entity:

	2007	2006	2005

Wholly owned subsidiaries	46.4%	41.7%	36.0%
Equity joint ventures	43.7	46.3	49.7
License leasing arrangements	7.8	9.5	11.3
Management services	2.1	2.5	3.0

	100.0%	100.0%	100.0%

The following discussion sets forth our consolidation policy with respect to our equity joint ventures, cooperative endeavors, license leasing arrangements and management services agreements.

Equity Joint Ventures

Our equity joint ventures are structured as limited liability companies in which we typically own a majority equity interest ranging from 51.0 to 99.0 percent. Each member of all but one of our equity joint ventures participates in profits and losses in proportion to their equity interests. We have one equity joint venture partner whose participation in losses is limited. We consolidate these entities, as we absorb a majority of the entities’ expected losses, receive a majority of the entities’ expected residual returns and generally have voting control.

License Leasing Arrangements

We lease, through our wholly owned subsidiaries, home health licenses necessary to operate certain of our home nursing agencies. As with our wholly owned subsidiaries, we own 100.0 percent of the equity interests of these entities and consolidate them based on such ownership, as well as our right to receive a majority of the entities’ expected residual returns and our obligation to absorb a majority of the entities’ expected losses.

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

Revenue Recognition

We report net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered. Under Medicare, our home nursing patients are classified into a home health resource group prior to the receipt of services. Based on this home health resource group we are entitled to receive a prospective Medicare payment for delivering care over a 60 day period. Medicare adjusts these prospective payments based on a variety of factors, such as low utilization, patient transfers, changes in condition and the level of services provided. In calculating our reported net service revenue from our home nursing services, we adjust the prospective Medicare payments by an estimate of the adjustments. We calculate the adjustments based on a rolling average of these types of adjustments for claims paid during the preceding three months. Historically we have not made any material revisions to reflect differences between our estimate of the Medicare adjustments and the actual Medicare adjustments. For our home nursing services, we recognize revenue based on the number of days elapsed during the episode of care.

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

We record management services revenue as services are provided in accordance with the various management services agreements to which we are a party. The agreements generally call for us to provide billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency or inpatient rehabilitation facility. We are responsible for the costs associated with the locations and personnel required for the provision of the services. We are generally compensated based on a percentage of net billings or an established base fee. In addition, for certain of the management agreements, we may earn incentive compensation.

Accounts Receivable and Allowances for Uncollectible Accounts

We report accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payors and patients who receive final bills once all documentation is completed. Using detailed accounts receivable aging reports produced by our billing system, our collections department monitors and pursues payment. We have adopted a charity care policy that provides the criteria a patient must meet in order to be considered indigent and his or her balance considered for charity write-off. All other accounts that are deemed uncollectible are turned over to an outside collection agency for further collection efforts. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for concentrations of receivables is limited due to the significance of Medicare as the primary payor. The amount of the provision for bad debts is based upon our assessment of historical and expected net collections, aging of receivables, business and economic conditions, trends in government reimbursement and other collection indicators.

A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for accelerated payment (RAP) before all services are rendered. The estimated episodic payment is billed at the commencement of the episode. We receive a RAP for 60.0 percent of the estimated reimbursement at the initial billing for the initial episode of care per patient and the remaining reimbursement is received upon completion of the episode. For any subsequent episodes of care contiguous with the first episode of care for a patient we receive a RAP for 50.0 percent of the estimated reimbursement at initial billing. The remaining 50.0 percent reimbursement is received upon completion of the episode. We have earned net service revenue in excess of billings rendered to Medicare. Only a nominal portion of the amounts due to the Medicare program represent cash collected in advance of providing services.

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

At December 31, 2007, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 11.3 percent. For the year ended December 31, 2007, the provision for doubtful accounts increased to 4.1 percent of net service revenue compared to 1.9 percent of net service revenue for the same period in 2006. Adverse changes in general economic conditions, billing operations, payor mix, or trends in federal or state governmental coverage could affect our collection of accounts receivable, cash flows and results of operations.

The following table sets forth our aging of accounts receivable (based on the billing date) as of December 31, 2007:

Payor	0-30	31-60	61-90	91-120	121-150	151-180	181-240	241+	Total

Medicare	$20,326	$4,904	$4,678	$3,751	$2,915	$3,722	$861	$3,629	$44,786
Medicaid	7,292	1,111	938	840	958	1,040	309	3,083	15,571
Other	3,228	2,799	2,321	1,012	1,151	1,113	1,051	5,954	18,629

Total	$30,846	$8,814	$7,937	$5,603	$5,024	$5,875	$2,221	$12,666	$78,986

Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite lives are reviewed annually, or more frequently if circumstances indicate impairment may have occurred.

The Company estimates the fair value of its identified reporting units and compares those estimates against the related carrying value. For each of the reporting units, the estimated fair value is determined based on a multiple of earnings before interest, taxes, depreciation and amortization or on the estimated fair value of assets in situations when it is readily determinable.

Included in intangible assets are other intangible assets such as licenses to operate home-based and/or facility-based services and trade names. The Company has valued these intangible assets separately from goodwill for each acquisition completed during the year ended December 31, 2007. The Company has concluded that these licenses and trade names have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the licenses and uses these trade names indefinitely. Prior to January 1, 2006, the Company elected to recognize the fair value of indefinite-lived licenses and trade names together with goodwill as a single asset for financial reporting purposes.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS 115 (SFAS 159). SFAS 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective for fiscal years that begin after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141R). SFAS 141R changes the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. For instance, acquisition-related costs, with the exception of debt or equity issuance costs, are to be recorded in the period that the costs are incurred and the services are received. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2007, we had $1.2 million in cash. Cash in excess of requirements are deposited in highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not be expected to have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. At times, cash in banks is in excess of the Federal Insurance Deposit Corporation (FDIC) insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

Our exposure to market risk relates to changes in interest rates for borrowings under the new credit facility we entered into in February 2008. A hypothetical 100 basis point adverse move (increase) in interest rates would not have materially affected the interest expense for the year ended December 31, 2007 since there were no amounts outstanding under our former, senior secured credit agreement that was in place during this period.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and financial statement schedules in Part IV, Item 15 of this report are incorporated by reference into this Item 8.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Control and Procedures

As reported in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, the Company identified a material weakness related to the controls over the recording of contractual adjustments on commercial contract claims in its Long-Term Acute Care Hospital (LTACH) business. As a result of this material weakness, the Company’s management, including the Company’s principal executive and principal financial officers, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007.

To address this material weakness, the Company implemented additional manual controls and procedures over the recording of contractual adjustments related to commercial contracts in the LTACHs. The Company has also continued to work with outside consultants to identify and implement appropriate methods of ensuring these controls and procedures remain effective.

The Company’s remediation efforts with respect to the material weakness related to the controls over the recording of contractual adjustments were completed prior to December 31, 2007. We believe that the corrective actions remedied the identified material weakness described above.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and its Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2007 because of the material weakness discussed below in Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During its evaluation, management determined that a material weakness existed with respect to its process of estimating the allowance for uncollectible accounts at December 31, 2007. The Company’s process for determining its allowance for uncollectible accounts focused primarily on evaluating the appropriate percentage of gross revenues to record during a particular period. However, as of December 31, 2007, the Company did not have processes or controls in place that would enable management to appropriately evaluate, document and review the adequacy of the allowance for uncollectible accounts as of a particular period-end. As a result, the Company recorded adjustments during the 2007 fourth quarter and as of December 31, 2007 that were identified in connection with its year-end audit that decreased 2007 income and increased the allowance for uncollectible accounts by $3.9 million, including: $2.8 million, primarily related to home health commercial, managed care, and non-PFFS Medicare Advantage plan payors; and $1.1 million, primarily related to hospice claims.

Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007, which is included below in this Item 9A of this Form 10-K.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed below, there have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the

Company’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to December 31, 2007, management has implemented two primary measures to address the material weakness described above. First, we have enhanced our controls and processes for calculating the allowance for uncollectible accounts. These enhancements include estimating and documenting the collectibility of receivables at the end of a period based on their aging categories and timely review of that documentation by senior management and our outside consultants, Simione Consultants. Second, we have engaged outside consultants, Simione Consultants, to oversee the Company’s billing and collection efforts with regards to commercial, managed care, and non PFFS Medicare Advantage plan payors beginning in February 2008. We expect their oversight to improve collection efforts and provide an additional evaluation of the collectability of the accounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM —
INTERNAL CONTROL OVER FINANCIAL REPORTING

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
LHC GROUP, INC.

We have audited LHC Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LHC Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s process of estimating the allowance for uncollectible accounts. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 14, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, LHC Group, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

/s/ Ernst & Young LLP
New Orleans, Louisiana
March 14, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The information required by this Item is incorporated by reference to the sections entitled “Directors and Executive Officers” in the definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference to the sections entitled “Directors and Executive Officers” in the definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Stockholders.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees. This code is publicly available in the investor relations area of our website (www.lhcgroup.com). This code of ethics is not incorporated in this report by reference. Copies of our code of ethics may also be requested in print by writing to Investor Relations at LHC Group, Inc., 420 West Pinhook Road, Suite A, Lafayette, Louisiana, 70503.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the sections entitled “Executive Compensation” in the definitive Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

With the exception of the equity plan information table set forth below, the information required by this Item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Stockholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of Shares
	Number of Shares to		Remaining Available
	be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding Price	Compensation Plans
	Options, Warrants,	of Outstanding	(Excluding Securities
Plan Category	and Rights	Rights	Reflected in Column(a))

Equity compensation plans approved by Stockholders:	19,000	$17.20	933,910	(1)
Equity compensation plans not approved by Stockholders:	—	—	—

Total	19,000	$17.20	933,910

(1)	707,899 of these shares are reserved under the LHC Group, Inc. 2005 Long-Term Incentive Plan and are available for issuance pursuant to the exercise or grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares or unrestricted stock. 226,011 of these shares are reserved and available for issuance under the 2006 LHC Group, Inc. Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the sections entitled “Principal Accounting Fees and Services” in the definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of LHC Group, Inc.

We have audited the accompanying consolidated balance sheets of LHC Group Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LHC Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, and effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LHC Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 14, 2008

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2007	2006

ASSETS
Current assets:
Cash	$1,155	$26,877
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $8,953 and $5,769 at December 31, 2007 and 2006, respectively	70,033	50,029
Other receivables	2,425	3,401
Amounts due from governmental entities	1,459	2,518

	73,917	55,948
Deferred income taxes	2,946	1,935
Prepaid expenses and other current assets	4,423	4,120
Assets held for sale	556	1,171

Total current assets	82,997	90,051
Property, building and equipment, net	12,523	11,705
Goodwill	62,227	39,681
Intangible assets, net	14,055	8,262
Other assets	3,183	2,995

Total assets	$174,985	$152,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$6,103	$5,903
Salaries, wages and benefits payable	11,303	10,572
Amounts due to governmental entities	3,162	3,223
Income taxes payable	863	1,219
Current portion of capital lease obligations	88	211
Current portion of long-term debt	433	428

Total current liabilities	21,952	21,556
Deferred income taxes	3,243	2,104
Capital lease obligations, less current portion	63	147
Long-term debt, less current portion	2,847	3,051
Minority interests subject to exchange contracts and/or put options	121	317
Other minority interests	3,388	3,630
Stockholders’ equity:
Common stock — $0.01 par value: 40,000,000 shares authorized; 20,725,713 and 20,682,317 shares issued and 17,775,284 and 17,732,258 shares outstanding at December 31, 2007 and 2006, respectively	177	177
Treasury stock — 2,950,429 and 2,950,059 shares at cost at December 31, 2007 and 2006, respectively	(2,866)	(2,856)
Additional paid-in capital	81,983	80,273
Retained earnings	64,077	44,295

Total stockholders’ equity	143,371	121,889

Total liabilities and stockholders’ equity	$174,985	$152,694

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2007	2006	2005

Net service revenue	$298,031	$218,535	$155,687
Cost of service revenue	152,577	112,095	82,996

Gross margin	145,454	106,440	72,691
General and administrative expenses	106,795	71,115	46,519
Equity-based compensation expense(1)	—	—	3,856

Operating income	38,659	35,325	22,316
Interest expense	376	325	1,067
Non-operating (income) loss, including gain or loss on sales of assets	(1,073)	(2,033)	(574)

Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	39,356	37,033	21,823
Income tax expense	12,147	10,817	6,052
Minority interest and cooperative endeavor allocations	5,984	4,795	4,545

Income from continuing operations	21,225	21,421	11,226
Loss from discontinued operations (net of income tax benefit of $239, $897 and $688 in 2007, 2006 and 2005, respectively)	(1,667)	(1,464)	(1,124)
Gain on sale of discontinued operations (net of income taxes of $20 and $390 in 2007 and 2006, respectively)	31	637	—

Net income	19,589	20,594	10,102
Change in the redemption value of redeemable minority interests	193	1,163	(1,476)

Net income available to common stockholders	$19,782	$21,757	$8,626

Earnings per share — basic:
Income from continuing operations	$1.19	$1.25	$0.77
Loss from discontinued operations, net	(0.09)	(0.09)	(0.08)
Gain on sale of discontinued operations, net	—	0.04	—

Net income	1.10	1.20	0.69
Change in the redemption value of redeemable minority interests	0.01	0.07	(0.10)

Net income available to common shareholders	$1.11	$1.27	$0.59

Earnings per share — diluted:
Income from continuing operations	$1.19	$1.25	$0.77
Loss from discontinued operations, net	(0.09)	(0.09)	(0.08)
Gain on sale of discontinued operations, net	—	0.04	—

Net income	1.10	1.20	0.69
Change in the redemption value of redeemable minority interests	0.01	0.07	(0.10)

Net income available to common shareholders	$1.11	$1.27	$0.59

Weighted average shares outstanding:
Basic	17,760,432	17,090,583	14,628,737
Diluted	17,827,444	17,104,660	14,684,639

(1)	Equity-based compensation is allocated as follows:

	2007	2006	2005

Cost of service revenue	$—	$—	$565
General and administrative expenses	—	—	3,291

Total equity-based compensation expense	$—	$—	$3,856

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)

	Common Stock				Additional
	Issued		Treasury		Paid-In	Retained
	Amount	Shares	Amount	Shares	Capital	Earnings	Total

Balances at January 1, 2005	$121	15,000,004	$(2,242)	2,914,850	$4,421	$14,051	$16,351
Net income	—	—	—	—	—	10,102	10,102
Dividends to stockholders ($0.009 per share)	—	—	—	—	—	(139)	(139)
Sale of 3,500,000 shares of common stock at the initial public offering price of $14 per share, net of underwriting discount and offering costs of $7,393	35	3,500,000	—	—	41,572	—	41,607
Issuance of common stock to two joint venture partners upon conversion of their equity interests into shares of common stock	5	518,036	—	—	7,247	—	7,252
Issuance of common stock upon conversion of outstanding KEEP units	5	481,680	—	—	5,239	—	5,244
Issuance of nonvested stock	—	8,167	—	—	117	—	117
Treasury shares redeemed for payment of income taxes	—	—	(614)	35,209	—	—	(614)
Recording minority interest in joint venture at redemption value	—	—	—	—	—	(1,476)	(1,476)

Balances at December 31, 2005	166	19,507,887	(2,856)	2,950,059	58,596	22,538	78,444
Net income	—	—	—	—	—	20,594	20,594
Sale of 1,150,000 shares of common stock at $19.25 per share, net of underwriting discount and offering costs of $1,403	11	1,150,000	—	—	20,711	—	20,722
Stock option compensation	—	—	—	—	128	—	128
Exercise of stock options	—	8,000	—	—	165	—	165
Nonvested stock compensation	—	—	—	—	484	—	484
Issuance of nonvested stock	—	1,167	—	—	23	—	23
Issuance of nonvested stock	—	8,167	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	7,096	—	—	166	—	166
Change in redemption value of redeemable minority interest	—	—	—	—	—	1,163	1,163

Balances at December 31, 2006	177	20,682,317	(2,856)	2,950,059	80,273	44,295	121,889
Net income	—	—	—	—	—	19,589	19,589
Exercise of stock options	—	527	—	—	—	—	—
Nonvested stock compensation	—	—	—	—	1,125	—	1,125
Issuance of nonvested stock	—	25,976	—	—	62	—	62
Treasury shares redeemed to pay income tax	—	—	(10)	370	—	—	(10)
Excess tax benefit — vesting of nonvested stock	—	—	—	—	104	—	104
Issuance of common stock under Employee Stock Purchase Plan	—	16,893	—	—	419	—	419
Change in redemption value of redeemable minority interest	—	—	—	—	—	193	193

Balances at December 31, 2007	$177	20,725,713	$(2,866)	2,950,429	$81,983	$64,077	$143,371

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended December 31,
	2007	2006	2005

Operating activities
Net income	$19,589	$20,594	$10,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,026	2,427	1,751
Provision for bad debts	13,817	4,778	3,188
Equity based compensation expense	—	—	3,856
Stock based compensation expense	1,187	635	177
Minority interest in earnings of subsidiaries	5,312	4,471	4,527
Deferred income taxes	127	(1,253)	673
Gain on divestitures and sale of assets	—	(979)	(211)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(31,786)	(15,625)	(14,478)
Prepaid expenses, other assets	(772)	(1,466)	(196)
Accounts payable and accrued expenses	1,676	6,036	(2,509)
Net amounts due governmental entities	(61)	2,144	(105)

Net cash provided by operating activities	12,115	21,762	6,775
Investing activities
Purchases of property, building and equipment	(3,346)	(3,938)	(2,134)
Proceeds from sale of property and equipment	—	7	—
Proceeds from sale of entities	—	1,440	730
Cost of acquisitions, primarily goodwill, intangible assets and patient accounts receivable	(28,935)	(25,009)	(11,137)

Net cash used in investing activities	(32,281)	(27,500)	(12,541)
Financing activities
Issuance of common stock, net of underwriting discounts of $1,104 in 2006 and $3,430 in 2005	—	21,033	45,570
Dividends paid	—	—	(227)
Principal payments on debt	(199)	(1,201)	(2,937)
Payments on capital leases	(207)	(389)	(1,105)
Proceeds from issuance of debt	—	—	24
Net (payments) proceeds from lines of credit and revolving debt arrangements	—	—	(14,288)
Offering costs incurred	—	(311)	(2,224)
Proceeds from exercise of stock options	—	135	—
Proceeds from issuance of common stock under ESPP	419	140	—
Minority interest contributions, net of (distributions)	(5,572)	(4,190)	(4,560)

Net cash provided by (used in) financing activities	(5,559)	15,217	20,253

Change in cash	(25,722)	9,479	14,487
Cash at beginning of period	26,877	17,398	2,911

Cash at end of period	$1,155	$26,877	$17,398

Supplemental disclosures of cash flow information
Interest paid	$376	$342	$1,068

Income taxes paid	$12,052	$9,370	$5,821

Supplemental disclosure of non-cash transactions:

In the year ended December 31, 2006 the Company sold a clinic for promissory notes totaling $946 and recognized a loss on the sale of $28.

In the year ended December 31, 2005, the Company issued common stock valued at $7,252 to two joint venture partners upon the acquisition of their minority interest. Additionally, the Company’s stockholders’ equity from the initial public offering was reduced by offering costs incurred by the
Company of $3,951. The Company financed the purchase of an airplane for $3.0 million. The Company also financed the purchase of various types of insurance in the amount of $2.2 million.

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

LHC Group, Inc. (Company) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries in non-urban markets in the United States. The Company provides home-based services, primarily through home nursing agencies and hospices and facility-based services, primarily through long-term acute care hospitals and outpatient rehabilitation clinics. The Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliate, currently operates in Louisiana, Mississippi, Arkansas, Alabama, Texas, West Virginia, Kentucky, Florida, Tennessee, Georgia, Ohio and Missouri.

The Company operated as Louisiana Health Care Group, Inc. (LHCG), until March 2001, when the shareholders of LHCG transferred to The Health Care Group, Inc. (THCG), all of the issued and outstanding shares of common stock of LHCG in exchange for shares in THCG. On January 1, 2003, the Company began operating as LHC Group, LLC, a Louisiana limited liability company. The THCG shareholders exchanged their shares for membership interests in the Company (units).

Prior to February 9, 2005, the Company operated under the terms of an operating agreement which provided that the Company did not have a finite life and that the members’ personal liability was limited to his or her capital contribution. There was only one class of member interest.

Plan of Merger and Recapitalization

In January 2005, LHC Group, LLC established a wholly owned Delaware subsidiary, LHC Group, Inc. Effective February 9, 2005, LHC Group, LLC merged with and into LHC Group, Inc. In connection with the merger, each outstanding membership unit in LHC Group, LLC was converted into shares of the $0.01 par value common stock of LHC Group, Inc. based on an exchange ratio of three-for-two. Each KEEP Unit was also converted during the initial public offering into shares of common stock of LHC Group, Inc. pursuant to the same three-for-two ratio. LHC Group, Inc. has 40,000,000 shares of $0.01 par value common stock authorized and 5,000,000 shares of $0.01 par value preferred stock authorized. All references to common stock, share and per share amounts have been retroactively restated to reflect the merger and recapitalization as if the merger and recapitalization had taken place as of the beginning of the earliest period presented.

As used herein, the “Company” includes LHC Group, Inc. and all predecessor entities.

Initial Public Offering

On June 9, 2005, the Company began its initial public offering of 4,800,000 shares of its common stock at a price of $14.00 per share. The Company offered 3,500,000 shares along with 1,300,000 shares that were sold by certain stockholders of LHC Group. The Company received no proceeds from the sale of the shares by the selling stockholders. The shares began trading on the NASDAQ National Market under the symbol “LHCG” on June 9, 2005. The initial public offering was completed on June 14, 2005. The underwriters exercised an option to purchase an additional 720,000 shares from certain stockholders solely to cover over-allotments. The Company received $45,570,000, net of underwriting discounts of $3,430,000 in proceeds from the offering. The Company incurred approximately $3,963,000 in costs related to the initial public offering through December 31, 2005. The shares are currently traded on the NASDAQ Global Select Market.

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

Critical Accounting Policies

The most critical accounting policies relate to the principles of consolidation, revenue recognition, accounts receivable and allowances for uncollectible accounts and accounting for goodwill and intangible assets.

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

The following describes the Company’s consolidation policy with respect to its various ventures excluding wholly owned subsidiaries:

Equity Joint Ventures

The Company’s joint ventures are structured as limited liability companies in which the Company typically owns a majority equity interest ranging from 51 to 99 percent. Each member of all but one of the Company’s equity joint ventures participates in profits and losses in proportion to their equity interests. The Company has one joint venture partner whose participation in losses is limited. The Company consolidates these entities as the Company absorbs a majority of the entities’ expected losses, receives a majority of the entities’ expected residual returns and generally has voting control over the entity.

License Leasing Arrangements

The Company, through wholly owned subsidiaries, leases home health licenses necessary to operate certain of its home nursing agencies. As with wholly owned subsidiaries, the Company owns 100 percent of the equity of these entities and consolidates them based on such ownership as well as the Company’s right to receive a majority of the entities’ expected residual returns and the Company’s obligation to absorb a majority of the entities’ expected losses.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	2007	2006	2005

Wholly owned subsidiaries	46.4%	41.7%	36.0%
Equity joint ventures	43.7	46.3	49.7
License leasing arrangements	7.8	9.5	11.3
Management services	2.1	2.5	3.0

	100.0%	100.0%	100.0%

On October 1, 2007, we converted one of our license leasing arrangements to a joint venture. This will reduce the percentage of net revenue earned by license leasing arrangements and increase the percentage of net service revenue from joint ventures by approximately 8 percent in 2008.

Revenue Recognition

The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered. Under Medicare, the Company’s home nursing patients are classified into a group referred to as a home health resource group prior to the receipt of services. Based on this home health resource group the Company is entitled to receive a prospective Medicare payment for delivering care over a 60-day period referred to as an episode. Medicare adjusts these prospective payments based on a variety of factors, such as low utilization, patient transfers, changes in condition and the level of services provided. In calculating the Company’s reported net service revenue from home nursing services, the Company adjusts the prospective Medicare payments by an estimate of the adjustments. The Company calculates the adjustments based on a historical average of these types of adjustments. For home nursing services, the Company recognizes revenue based on the number of days elapsed during the episode of care.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company records management services revenue as services are provided in accordance with the various management services agreements to which the Company is a party. The agreements generally call for the Company to provide billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency or inpatient rehabilitation facility. The Company is responsible for the costs associated with the locations and personnel required for the provision of the services. The Company is generally compensated based on a percentage of net billings or an established base fee. In addition, for certain of the management agreements, the Company may earn incentive compensation.

Net service revenue was comprised of the following:

	2007	2006	2005

Home-based services	81.9%	75.4%	67.8%
Facility-based services	18.1	24.6	32.2

	100.0%	100.0%	100.0%

The following table sets forth the percentage of net service revenue earned by category of payor:

	2007	2006	2005

Payor:
Medicare	81.7%	82.6%	86.4%
Medicaid	5.5	5.7	4.9
Other	12.8	11.7	8.7

	100.0%	100.0%	100.0%

Home-Based Services

Home Nursing Services.  The Company receives a standard prospective Medicare payment for delivering care. The base payment, established through federal legislation, is a flat rate that is adjusted upward or downward based upon differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity and service utilization. The magnitude of the adjustment is determined by each patient’s categorization into one of 80 payment groups, known as home health resource groups, and the costliness of care for patients in each group relative to the average patient. The Company’s payment is also adjusted for differences in local prices using the hospital wage index. The Company performs payment variance analyses to verify the models utilized in projecting total net service revenue are accurately reflecting the payments to be received.

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

Hospice Services.  The Company’s Medicare hospice reimbursement is based on an annually-updated prospective payment system. Hospice payments are also subject to two caps. One cap relates to individual

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

programs receiving more than 20 percent of its total Medicare reimbursement from inpatient care services. The second cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. We have not received notification that any of our hospices have exceeded the cap on inpatient care seniors during 2007. None of the Company’s hospices exceeded either cap during the year ended December 31, 2006, or 2005.

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

The amount of the provision for bad debts is based upon the Company’s assessment of historical and expected net collections, business and economic conditions and trends in government reimbursement. Uncollectible accounts are written off when the Company has determined the account will not be collected.

A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for accelerated payment (RAP). The Company submits a RAP for 60 percent of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed. The RAP received for that particular episode is deducted from the final payment. If the final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAP’s received for that episode will be recouped by Medicare from any other claims in process for that particular provider. The RAP and final payment must then be resubmitted. For any subsequent episodes of care contiguous with the first episode for a particular patient, the Company submits a RAP for 50 percent instead of 60 percent of the estimated reimbursement. The remaining 50 percent reimbursement is requested upon completion of the episode. The Company has earned net service revenue in excess of billings rendered to Medicare.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company estimates the fair value of its identified reporting units and compares those estimates against the related carrying value. For each of the reporting units, the estimated fair value is determined based on a formula that considers 75 percent of the estimated value based on a multiple of earnings before interest, taxes, depreciation and amortization and 25 percent of the estimated value using recent sales of comparable facilities.

Included in intangible assets, net are other intangible assets such as licenses to operate home-based and/or facility-based services and trade names. The Company has valued these intangible assets separately from goodwill for each acquisition completed since January 1, 2006. The Company has concluded that these licenses and trade names have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the licenses and use these trade names indefinitely. Prior to January 1, 2006, the Company elected to record the fair value of indefinite-lived licenses and trade names together with goodwill as a single asset for financial reporting purposes.

Other Significant Accounting Policies

Due to/from Governmental Entities

Prior to October 1, 2000, the Company recorded Medicare home nursing services revenues at the lower of actual costs, the per visit cost limit, or a per beneficiary cost limit on an individual provider basis. Additionally, the Company’s long-term acute care hospitals are reimbursed for certain activities based on tentative rates. Final reimbursement is determined based on submission of annual cost reports and audits by the fiscal intermediary. Adjustments are accrued on an estimated basis in the period the related services were rendered and further adjusted as final settlements are determined. These adjustments are accounted for as changes in estimates. There have been no significant changes in estimates during the years ended December 31, 2007 and 2006.

Property, Building and Equipment

Property, building and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, generally ranging from three to ten years and up to 39 years on buildings. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $3.0 million, $2.4 million and $1.8 million, respectively.

Capital leases, primarily consisting of transportation equipment, are included in equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the shorter of the applicable lease term or the useful life of the equipment. Amortization of assets under the capital lease obligations is included in depreciation and amortization expense.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

The Company accounts for income taxes using the liability method. Under the liability method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. Management provides a valuation allowance for any net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We were required to record the impact, if any, of adopting FIN 48 as an adjustment to the January 1, 2007 beginning balance of retained earnings rather than our consolidated statement of income. The adoption of FIN 48 had no effect on the Company’s retained earnings. The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively.

Minority Interest

The interest held by third parties in subsidiaries owned or controlled by the Company is reported on the consolidated balance sheets as minority interest. Minority interest reported in the consolidated statements of income reflects the respective interests in the income or loss before income taxes of the subsidiaries attributable to the other parties, the effect of which is removed from the Company’s consolidated results of operations.

Two of the Company’s home health agencies have agreements with third parties that allow the third parties to be paid or recover a fee based on the profits or losses of the respective agencies. The Company accrues for the settlement of the third party’s profits or losses during the period the amounts are earned. Under the agreements, the Company has incurred net amounts due to the third parties of $289,000, $246,000 and $316,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

For agreements where the third party is a health care institution, the agreements typically require the Company to lease building and equipment and receive housekeeping and maintenance from the health care institutions. Ancillary services related to these arrangements are also typically provided by the health care institution.

Minority Interest Subject to Exchange Contracts and/or Put Options

During 2004, in conjunction with the acquisition/sale of joint venture interests, the Company entered into agreements with minority interest holders in three of its majority owned subsidiaries that allowed these minority interest holders to put their minority interests to the Company. Only one of these agreements remains as of December 31, 2007. The put option allows the minority interest holder to exchange their minority interest for cash based on EBITDA and the Company’s stock price. As of March 5, 2008, approximately 76.5 percent of the minority interest holders have converted their minority interests to cash.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above put/redemption options and exchange agreements have been presented in the historical financial statements under the guidance in Accounting Series Release (ASR) No. 268 and EITF Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would become redeemable, the minority interest should be adjusted to its current redemption amount, marked to market.

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

There were no redemptions in the year ended December 31, 2007. In the year ended December 31, 2007, the Company recorded a mark-to-market benefit of $193,000 for these redeemable minority interests. Included in minority interests subject to exchange contracts and/or put options liability at December 30, 2007 and 2006 is $121,000 and $317,000, respectively, related to these redeemable minority interests.

Equity-Based Compensation Expense

During 2003, the Company began sponsoring a Key Employee Equity Participation (KEEP) Plan whereby certain individuals were granted participation equity units (KEEP Units). The KEEP Plan was terminated in conjunction with the initial public offering when the outstanding units were converted to 481,680 shares of common stock. The KEEP Plan functioned as a stock appreciation rights plan whereby an individual was entitled to receive, on a per KEEP Unit basis, the increase in estimated fair value of the Company’s common stock from the date of grant until the date that the employee dies, retires, or is terminated for other than cause. Accordingly, the KEEP Units were subject to variable accounting until such time as the obligation to the employee was settled. The Company had a call right, under which, it could purchase all or a portion of the KEEP Units. The individuals receiving KEEP Units vested in those rights in a graded manner over a five-year period and, accordingly, the Company recorded compensation expense for the vested portion of the KEEP Units. The KEEP Units had no exercise price.

Compensation expense and a corresponding increase in paid-in capital, was also recognized each period for any change in value associated with certain KEEP Units that were held by an officer of the Company.

In conjunction with the initial public offering, the outstanding KEEP Units were converted to common stock. In conjunction with this conversion, the Company incurred a charge to equity based compensation of approximately $3.0 million. For the year ended December 31, 2005, the Company recorded approximately $3.9 million in equity based compensation related to the KEEP Units. There was no equity based compensation related to the KEEP units recorded for the year ended December 31, 2007 or 2006.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to adopting SFAS No. 123R, the Company accounted for issuances of restricted stock and stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (APB 25). Accordingly, the Company did not recognize compensation cost in the Consolidated Statements of Income for years prior to adoption of SFAS No. 123R in connection with the issuance of the stock options, as the options granted had an exercise price equal to the market value of the Company’s common stock on the date of grant. The Company recorded compensation cost in connection with the issuance of restricted stock.

The following pro forma information illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted in 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing formula and amortized to expense over the options’ vesting period (in thousands, except per share amounts):

2005

Net income, as reported	$10,102
Redeemable minority interests	(1,476)

Net income available to common stockholders, as reported	8,626
Adjustments:
Stock-based compensation expense included in reported net income	—
Stock-based compensation expense determined under fair value method	(53)

Pro forma income available to common stockholders	$8,573

Net income per common share:
As reported:
Basic	$0.69
Diluted	$0.69
Pro Forma:
Basic	$0.69
Diluted	$0.68
Net income available to common stockholders per common share:
As reported:
Basic	$0.59
Diluted	$0.59
Pro Forma:
Basic	$0.59
Diluted	$0.58

Black-Scholes option pricing model assumptions:

December 31,
2005

Risk free interest rate	3.72-4.54%
Expected life (years)	5
Volatility	41.62-43.50
Expected annual dividend yield	—

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Basic per share information is computed by dividing the item by the weighted-average number of shares outstanding during the period. Diluted per share information is computed by dividing the item by the weighted-average number of shares outstanding plus dilutive potential shares.

The following table sets forth shares used in the computation of basic and diluted per share information for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005

Weighted average number of shares outstanding for basic per share calculation	17,760,432	17,090,583	14,628,737
Effect of dilutive potential shares:
Options	6,461	2,399	790
Restricted stock	60,551	11,678	1,112
KEEP Units	—	—	54,000
Adjusted weighted average shares for diluted per share calculation	17,827,444	17,104,660	14,684,639

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS 157 is effective in our fiscal year ended December 31, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS 115 (SFAS 159). SFAS 159 allows the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS 159 is effective in our fiscal year ended December 31, 2008. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141R). SFAS 141R changes the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. For instance, acquisition-related costs, with the exception of debt or equity issuance costs, are to be recorded in the period that the costs are incurred and the services are received. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for our fiscal year ending December 31, 2009. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions and Divestitures

The purchase price of the following acquisitions was determined based on the Company’s analysis of comparable acquisitions and target market’s potential cash flows. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects the goodwill recognized in connection with the acquisition of existing operations to be fully tax deductible. Operations of the entities acquired in 2007, 2006 and 2005 are not considered material to the consolidated statements of income.

2007 Acquisitions

During the year ended December 31, 2007, the Company acquired the existing operations of 11 locations and a majority ownership interest in the existing operations of 12 locations for $26.0 million in cash, and $2.4 million in acquisition costs. Goodwill of $21.9 million and other intangibles of $5.8 million were assigned to the home based services segment. Certain 2007 acquisitions are accounted for based on preliminary purchase price allocations. The Company expects to finalize these allocations in 2008 and any changes are not expected to be significant to the company’s consolidated balance sheet.

2007 Divestitures

During the year ended December 31, 2007, the Company sold its critical access hospital for $180,000 and recognized a gain of $31,000, net of tax of $20,000, on the sale of this hospital. There was no goodwill related to this hospital. Additionally, the Company closed a home health pharmacy location in the year ended December 31, 2007. The assets related to the home health pharmacy are classified as assets held for sale on the consolidated balance sheet. The Company retired goodwill of $48,000 related to the termination of its private duty business.

In 2007, the Company reclassified the operations of one long-term acute care hospital out of discontinued operations as the Company no longer holds the assets for sale. The facility had previously been identified as held for sale and accounted for in discontinued operations throughout the year ended December 31, 2006. Goodwill of $402,000 and other assets related to this hospital were classified as assets held for sale at December 31, 2006. The operating results for the year ended December 31, 2006, previously disclosed in discontinued operations, have been reclassified to continuing operations in the consolidated statement of income.

2006 Acquisitions

During the year ended December 31, 2006, the Company acquired the existing operations of seven entities, including assets of $2.2 million, primarily patient accounts receivable, the minority interest in one of its joint ventures and a license which was being leased for $22.1 million in cash and $1.4 million in acquisition costs. Goodwill of $13.7 million and other intangibles of $8.1 million were assigned to the home based services segment.

In conjunction with certain minority interest holders redeeming their interests in St. Landry, $979,000 of goodwill was recognized in the facility based services segment.

2006 Divestitures

During the year ended December 31, 2006, the Company sold one of its long-term acute care hospitals for $1.2 million and recognized a gain of $958,000 on the sale of this hospital. In conjunction with this transaction, the Company allocated and retired $155,000 of goodwill related to this hospital. The Company also sold a clinic for promissory notes totaling $946,000 and recognized a loss on the sale of $28,000. Goodwill of $891,000 was retired in conjunction with the sale of the clinic. Additionally, the Company closed one location of another clinic and terminated virtually all of its private duty business. Finally, the Company

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sold one of its home health agencies for $240,000 and retired goodwill of $50,000. The Company recognized a gain of $98,000 on the sale of this agency. The Company has identified one long-term acute care hospital and one pharmacy operation as held for sale as of December 31, 2006. Goodwill of $402,000 and other assets related to these operations are classified as assets held for sale on the consolidated balance sheet.

2005 Acquisitions

During the year ended December 31, 2005, the Company acquired the existing operations of seven entities for $9.5 million in cash and a promissory note for $250,000 to be paid over five years. The Company also obtained the right to appoint a majority of the members of the Board of Directors of a non profit critical access hospital which was in arrears in payment of a promissory note of approximately $2.1 million to the Company. Goodwill of $10.1 million was assigned to the home based services segment.

In conjunction with the initial public offering, the Company issued 518,036 shares of common stock to two of its joint ventures. The Company accrued a cash payment of $2.2 million related to one of the acquisitions as of June 30, 2005 of which the entire amount has been paid as of December 31, 2005. This transaction resulted in the recording of goodwill of $8.5 million, which is deductible for income tax purposes, in the home-based services segment and $872,000 in the facility-based services segment.

In conjunction with certain minority interest holders redeeming their interests in St. Landry, $214,000 of goodwill was recognized in the facility based services segment.

2005 Divestitures

The Company sold a minority interest in an extended care operation and in a pharmacy operation which was wholly-owned, during 2005. The Company received $873,000 in cash and recognized a gain on these sales of $526,000. The Company retained majority interests in both operations.

In 2005, the Company executed a rescission of the sale of the pharmacy operation resulting in a loss on the complete transaction of approximately $8,000. There was no goodwill recognized in the transaction.

The following table summarizes the operating results of the divestitures described above which have been presented as loss from discontinued operations in the accompanying consolidated statements of income:

	2007	2006	2005
	(In thousands)

Net service revenue	$2,979	$5,261	$6,863
Costs, expenses and minority interest and cooperative endeavor allocations	4,885	7,622	8,675

Loss from discontinued operations before income taxes	(1,906)	(2,361)	(1,812)
Income taxes	239	897	688

Loss from discontinued operations	$(1,667)	$(1,464)	$(1,124)

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in goodwill by segment:

	2007	2006
	(In thousands)

Home-based services segment:
Balances at beginning of period	$35,740	$21,692
Goodwill acquired during the period from acquisitions	22,192	13,603
Goodwill retired during the period	(48)	(50)
Goodwill acquired during the period from purchase of minority interest	—	495

Balance at end of period	$57,884	$35,740

Facility-based services segment:
Balance at beginning of period	$3,941	$4,411
Goodwill retired during the period	—	(1,046)
Goodwill classified (to) from held for sale during the period	402	(402)
Goodwill acquired during the period from redemption of minority interest	—	978

Balance at end of period	$4,343	$3,941

The above transactions were considered to be immaterial individually and in the aggregate. Accordingly, no supplemental pro forma information is required.

4.	Income taxes

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	2007	2006
	(In thousands)

Deferred tax liabilities:
Amortization of intangible assets	$(2,166)	$(842)
Tax in excess of book depreciation	(1,563)	(1,407)
Prepaid expenses	(1,095)	(931)
Non-accrual experience accounting method	(861)	(633)
Conversion from cash basis accounting	(11)	(61)

Deferred tax liabilities	(5,696)	(3,874)
Deferred tax assets:
Allowance for uncollectible accounts	3,392	2,045
Accrued employee benefits	1,005	791
Stock compensation	495	181
NOL carry forward	505	—
Accrued self-insurance	508	688
Valuation allowance	(505)	—

Deferred tax assets	5,400	3,705

Net deferred tax liability	$(296)	$(169)

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s income tax expense (benefit) from continuing operations were as follows:

	2007	2006	2005
	(In thousands)

Current:
Federal	$10,542	$10,139	$4,604
State	1,478	1,931	775

	12,020	12,070	5,379
Deferred:
Federal	111	(1,053)	580
State	16	(200)	93

	127	(1,253)	673

Total provision for income taxes	$12,147	$10,817	$6,052

A reconciliation of the differences between income taxes from continuing operations computed at the federal statutory rate and provisions for income taxes for each period are as follows:

	2007	2006	2005
	(In thousands)

Income taxes computed at federal statutory tax rate	$11,680	$11,283	$6,047
State income taxes, net of federal benefit	1,001	967	516
Gulf Opportunity Act tax credit	(662)	(1,027)	(164)
Nondeductible expenses	128	54	73
Tax exempt proceeds from life insurance	—	(380)	—
Tax exempt interest income	—	(80)	(78)
Tax benefit on compensation charge	—	—	(342)

Total provision for income taxes	$12,147	$10,817	$6,052

5.	Credit Arrangements

Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Notes payable:
Due in yearly installments of $50,000 through August 2010 at 6.25%	150	190
Due in monthly installments of $20,565 through October 2015 at LIBOR plus 2.25% (6.71% at December 31, 2007)	2,870	2,898
Due in monthly installments of $12,500 through November 2009 at 3.08%	260	391

	3,280	3,479
Less current portion of long-term debt	433	428

	$2,847	$3,051

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2005, the Company entered into a promissory note with the seller of A-1 Nursing Registry, Inc. (“A-1”) in conjunction with the purchase of the assets of A-1. The principal amount of the note is $250,000 and it bears interest at 6.25 percent.

In August 2005, the Company entered into a promissory note with Bancorp Equipment Finance, Inc. to purchase an airplane, for a principal amount of $2,975,000 with interest on any outstanding principal balance at the one month LIBOR rate plus 2.25 percent (6.71 percent at December 31, 2007). The note is collateralized by the airplane and is payable in 119 monthly installments of $20,565 followed by one balloon installment in the amount of $1,920,565. On February 28, 2008, the Company sold this airplane to a third party for $3,050,000 in cash and paid off the promissory note in full.

On February 20, 2008, the Company entered into a Loan Agreement with Capital One, National Association for a term note in the amount of $5,050,000 for the purchase of a 1999 Cessna 560 aircraft. The term note is payable in 84 monthly installments of principal plus interest commencing on March 6, 2008 and ending with the final payment on February 6, 2015. The term note will bear the interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9 percent.

Certain of the Company’s loan agreements contain restrictive covenants, including limitations on indebtedness and the maintenance of certain financial ratios. At December 31, 2007 and December 31, 2006, the Company was in compliance with all covenants.

The scheduled principal payments on long-term debt are as follows for each of the next five years following December 31, 2007 (in thousands):

2008	$433
2009	420
2010	297
2011	247
2012	247
Thereafter	1,636

$3,280

Other Credit Arrangements

On February 20, 2008, the Company terminated the credit facility agreement with GMAC (Former Credit Facility) and entered into a new credit facility agreement with Capital One, National Association (New Credit Facility). Under the terms of the Former Credit Facility, which was in effect at December 31, 2007, the Company was able to be advanced funds up to a defined limit of eligible accounts receivable not to exceed the borrowing limit. At December 31, 2007 the borrowing limit was $22,500,000 and no amounts were outstanding. Interest accrues on any outstanding amounts at a varying rate and was based on the Wells Fargo Bank, N.A. prime rate plus 1.5 percent (9.02 percent at December 31, 2007). The annual facility fee was 0.5 percent of the total availability. The Former Credit Facility was due to expire on April 15, 2010.

On February 20, 2008, the Company entered into the New Credit Facility, which was amended on March 6, 2008 to include an additional lender, First Tennessee Bank, N.A., to increase the line of credit and to amend the Eurodollar Margin for each Eurodollar Loan (as those terms are defined in the New Credit Facility) issued under the New Credit Facility. The New Credit Facility is unsecured, has a term of two years and provides for a line of credit of $37.5 million (with a letter of credit sub-limit equal to $2.0 million). Upon written notice by the Company to the Agent, the Agent will endeavor to obtain additional lending commitments from other financial institutions to increase the line of credit to $50.0 million. The annual facility fee is 0.125 percent of the total availability. The interest rate for borrowings under the New Credit

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement is a function of the prime rate (Base Rate) or the eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin as set forth below:

	Eurodollar	Base Rate
Leverage Ratio	Margin	Margin
< 1.00:1.00	1.75%	(0.25)%
≥ 1.00:1.00 < 1.50:100	2.00%	0%
≥ 1.50:1.00 < 2.00:1.00	2.25%	0%
≥ 2.00:1.00	2.50%	0%

6.	Stockholders’ Equity

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

Share Based Compensation

On January 20, 2005, the board of directors and stockholders of the Company approved the 2005 Long-Term Incentive Plan (the Incentive Plan). The Incentive Plan provides for 1,000,000 shares of common stock that may be issued or transferred pursuant to awards made under the plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the Incentive Plan, including incentive or non-qualified statutory stock options and restricted stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the compensation committee of the board of directors. The compensation committee will determine the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of our common stock as of the date of grant.

Also on January 20, 2005, the 2005 Director Compensation Plan was adopted. The shares issued under the 2005 Director Compensation Plan are issued from the 1,000,000 shares reserved for issuance under the Incentive Plan. In 2005, 13,500 stock options were granted at the fair market value of the underlying stock with a weighted average option price of $14.45. These options vested immediately and have a contractual life of 10 years. The weighted average exercise price ranges between $14.00 and $17.05. All 13,500 options were exercisable at December 31, 2005.

Additionally, the independent directors were granted initial restricted stock awards under the Director Compensation Plan. During 2005, 24,500 units were granted at an average market value at the date of the award of $14.44.

The Company accounted for these issuances of restricted stock and stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (APB 25). Accordingly, the Company did not recognize compensation cost in connection with the issuance of the stock options, as the options granted had an exercise price equal to the market value of the Company’s common stock on the date of grant. During the year ended December 31, 2005, the Company did recognize compensation cost in connection with the issuance of restricted stock in the amount of $177,000.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the grant date and uses the following weighted-average assumptions:

Year Ended
December 31, 2006
Risk free interest rate	5.03%
Expected life (years)	5
Expected volatility	38.39
Expected annual dividend yield	—

The following table represents stock options activity for the year ended December 31, 2007:

		Weighted	Weighted Average
	Number of	Average Exercise	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value

Options exercisable at January 1, 2007	21,000	17.44
Options granted	—	—
Options exercised	2,000	19.75
Options forfeited or expired	—	—
Options outstanding at December 31, 2007	19,000	17.20	8.0 years
Options exercisable at December 31, 2007	19,000	17.20	8.0 years	$147,895

The weighted average grant date fair value of options granted during the year 2006 was $8.26. There were no options granted during 2007. The total intrinsic value of options exercised during the year ended December 31, 2007 and 2006 was $14,120 and $29,800, respectively. No options were exercised in the year ended December 31, 2005. The Company has recorded $134,000 in compensation expense related to stock option grants in the year ended December 31, 2006. The pro forma expense for the same period in 2005 was $53,000. No compensation expense related to stock option grants was recorded in the year ended December 31, 2007. All options are fully vested and exercisable at December 31, 2007.

Nonvested Stock

During 2007 and 2006, respectively, 16,100 and 3,500 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. One third of these shares vested immediately and the remaining vest over the two year period following the grant date. During 2007, 181,071 nonvested shares were granted to employees pursuant to the 2005 Long-Term Incentive Plan. These shares vest over a five year period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of nonvested shares granted during the years ended December 31, 2007 and 2006 were $27.83 and $18.66, respectively.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the nonvested stock activity for the year ended December 31, 2007:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Nonvested shares outstanding at December 31, 2006	86,719	18.29
Granted	197,171	27.83
Vested	(25,607)	18.03
Forfeited	(39,951)	27.35
Nonvested shares outstanding at December 31, 2007	218,332	24.03

As of December 31, 2007, there was $1.7 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 3.9 years. The total fair value of shares vested in the years ended December 31, 2007 and 2006 were $468,361 and $141,294, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $1.2 million and $445,000 in compensation expense related to nonvested stock grants in the years ended December 31, 2007 and 2006 respectively.

Employee Stock Purchase Plan

The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95 percent of the market price on the last day of the calendar quarter. There are 250,000 shares reserved for the plan. The Company issued 16,893 shares of common stock under the plan at a weighted average per share price of $24.76 during the year ended December 31, 2007. At December 31, 2007 there were 226,011 shares available for future issuance.

Treasury Stock

In conjunction with the conversion of the KEEP units to common stock during the initial public offering and the vesting of the nonvested shares of stock, the recipients incurred withholding tax liabilities. The Company allowed the holders to turn in shares of common stock at December 30, 2005 to satisfy those tax obligations. The Company redeemed 371 and 35,209 shares of common stock related to these tax obligations at December 30, 2007 and 2005, respectively.

7.	Related Party Transactions

Employee Receivables

As a result of Hurricanes Katrina and Rita, the Company established a loan fund to allow affected employees to borrow up to six months of their salary to aid in their recovery from the hurricanes. The loan agreements bear interest of 3.5 percent. The employees began payment on the loans one year after the date of the loan agreement through payroll deductions. As of December 31, 2007 and 2006, these loans totaled $245,000 and $363,000, respectively and are included in other assets on the consolidated balance sheet.

8.	Leases

Occasionally, the Company enters into lease agreements with third parties through wholly owned subsidiaries for a Medicare and a Medicaid license and the associated provider number to provide home health or hospice services. The Company entered into such an agreement in 2003. Effective October 1, 2007, the Company converted this lease into a joint venture.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005, the Company entered into two leases, one to provide home health services and the other to provide hospice services. The initial terms of these leases expire in 2010.

In 2007, the Company entered into two leases to provide home health and hospice services. The initial terms of these leases expire in 2017.

Expense related to these leases was $738,000 in 2007, $525,000 in 2006 and $436,000 in 2005. Payments due under these leases are $222,000 in 2008. These payments do not include payments for the licenses granted in 2005 as these are dependent on net quarterly profits and are each capped at $160,000 per year.

The Company leases office space and equipment at its various locations. Total rental expense was approximately $8.1 million in 2007, $7.6 million in 2006 and $5.4 million in 2005. Future minimum rental commitments under non-cancelable operating leases, are as follows for the periods ending December 31 (in thousands):

2008	$6,519
2009	3,523
2010	1,902
2011	1,119
2012	955
Thereafter	1,616

$15,634

As of December 31, 2007, future minimum payments by year and in the aggregate, under non-cancelable capital leases with initial terms of one year or more, consisted of the following (in thousands):

2008	$88
2009	63
2010	—
2011	—
2012	—
Thereafter	—

Total minimum lease payments	151
Current portion of capital lease obligations	88

Capital lease obligations, long-term	$63

The cost of assets held under capital leases was $456,000 and $1,070,000 at December 31, 2007 and 2006, respectively. The related accumulated amortization was $456,000 and $603,000 at December 31, 2007 and 2006, respectively.

9.	Employee Benefit Plan

The Company sponsors a profit-sharing 401(k) plan that covers substantially all eligible full-time employees. The plan allows participants to contribute up to 15 percent of their compensation and allows discretionary Company contributions as determined by the Company’s board of directors. Effective January 1, 2006, the Company implemented a discretionary match of up to 2 percent of participating employee contributions. The employer contribution will vest 20 percent after two years and 20 percent each additional year until it is fully vested in year six. At December 31, 2007 and December 31, 2006, $215,000 and $693,000 related to this match is included in salaries, wages and benefits payable.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

Contingencies

The terms of one joint venture operating agreement grants a buy/sell option that would require the Company to either purchase or sell the existing membership interest in the joint venture within 30 days of the receipt of the notice to exercise the provision (See Note 2). Either the Company or its joint venture partner has the right to exercise the buy/sell option. The party receiving the exercise notice has the right to either purchase the interests held by the other party, sell its interests to the other party or dissolve the partnership. The purchase price formula for the interests is set forth in the joint venture agreement and is typically based on a multiple of the earnings before income taxes, depreciation and amortization of the joint venture. Total revenue earned by the Company from this joint venture was $13.6 million, $13.9 million and $13.7 million for the year ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, approximately 76.5 percent of the minority interest holders have converted their minority interests to cash.

The Company is involved in various legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes the outcome of pending litigation will not have a material adverse effect, after considering the effect of the Company’s insurance coverage, on the Company’s consolidated financial statements.

Compliance

The laws and regulations governing the Company’s operations, along with the terms of participation in various government programs, regulate how the Company does business, the services offered and interactions with patients and the public. These laws and regulations and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could materially and adversely affect the Company’s operations and financial condition.

The Company is subject to various routine and non-routine governmental reviews, audits and investigations. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the health care industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers. Violation of the laws governing the Company’s operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, the termination of the Company’s rights to participate in federal and state-sponsored programs and the suspension or revocation of the Company’s licenses.

If the Company’s long-term acute care hospitals fail to meet or maintain the standards for Medicare certification as long-term acute care hospitals, such as average minimum length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in the Company receiving less Medicare reimbursement than currently received for patient services. Moreover, all but one of the Company’s long-term acute care hospitals are subject to additional Medicare criteria because they operate as separate hospitals located in space leased from and located in, a general acute care hospital, known as a host hospital. This is known as a “hospital within a hospital” model. These additional criteria include requirements concerning financial and operational separateness from the host hospital.

The Company anticipates there may be changes to the standard episode-of-care payment from Medicare in the future. Due to the uncertainty of the revised payment amount, the Company cannot estimate the impact that changes in the payment rate, if any, will have on its future financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes that it is in material compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and exclusion from the Medicare program.

11.	Concentration of Risk

The Company’s Louisiana facilities accounted for approximately 50.9 percent, 64.1 percent and 78.6 percent of net service revenue during the years ended December 31, 2007, 2006 and 2005, respectively. Any material change in the current economic or competitive conditions in Louisiana could have a disproportionate effect on the Company’s overall business results.

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

	Year Ended December 31, 2007
	Home-Based	Facility-Based
	Services	Services	Total
	(In thousands)

Net service revenue	$244,107	$53,924	$298,031
Cost of service revenue	118,451	34,126	152,577
General and administrative expenses	88,532	18,263	106,795
Operating income	37,124	1,535	38,659
Interest expense	250	126	376
Non operating (income) loss, including gain on sale of assets	(746)	(327)	(1,073)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	37,620	1,736	39,356
Minority interest and cooperative endeavor allocations	5,177	807	5,984
Income from continuing operations before income taxes	32,443	929	33,372
Total assets	151,540	23,445	174,985

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	Home-Based	Facility-Based
	Services	Services	Total
	(In thousands)

Net service revenue	$164,701	$53,834	$218,535
Cost of service revenue	79,070	33,025	112,095
General and administrative expenses	55,700	15,415	71,115
Operating income	29,931	5,394	35,325
Interest expense	210	115	325
Non operating (income) loss, including gain on sale of assets	(1,404)	(629)	(2,033)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	31,125	5,908	37,033
Minority interest and cooperative endeavor allocations	3,075	1,720	4,795
Income from continuing operations before income taxes	28,050	4,188	32,238
Total assets	117,585	35,109	152,694

	Year Ended December 31, 2005
	Home-Based	Facility-Based
	Services	Services	Total
	(In thousands)

Net service revenue	$105,588	$50,099	$155,687
Cost of service revenue	51,255	31,741	82,996
General and administrative expenses	33,650	12,869	46,519
Equity-based compensation expense	2,699	1,157	3,856
Operating income	17,984	4,332	22,316
Interest expense	690	377	1,067
Non operating (income) loss, including gain on sale of assets	(132)	(442)	(574)
Income from continuing operations before income taxes and minority interest and cooperative endeavor allocations	17,426	4,397	21,823
Minority interest and cooperative endeavor allocations	3,142	1,403	4,545
Income from continuing operations before income taxes	14,284	2,994	17,278
Total assets	70,889	33,729	104,618

13.	Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity.

The carrying amount of the Company’s lines of credit and capital lease obligations approximate their fair values because the interest rates are considered to be at market rates. The carry value of the Company’s long-term debt equals its fair value based on a variable interest rate.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Allowance for Uncollectible Accounts and Property, Building and Equipment

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts:

	Beginning			End of
	of Year	Additions and		Year
	Balance	Expenses	Deductions	Balance
	(In thousands)

Year ended December 31:
2007	$5,769	$13,817	$10,633	$8,953
2006	2,544	4,778	1,553	5,769
2005	1,168	3,188	1,812	2,544

The following table describes the components of property, building and equipment:

	December 31,
	2007	2006
	(In thousands)

Land	$135	$135
Building and improvements	3,079	2,891
Transportation equipment	3,434	3,480
Furniture and other equipment	13,661	10,321

	20,309	16,827
Less accumulated depreciation and amortization	7,786	5,122

	$12,523	$11,705

15.	Unaudited Summarized Quarterly Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2007	2007	2007	2007
	(In thousands)

Net service revenue	$68,727	$70,564	$77,495	$81,245
Gross margin	34,111	34,483	37,516	39,344
Net income	5,786	5,038	6,025	2,740
Net income available to common stockholders	5,820	5,160	6,082	2,720
Basic earnings per share
Net income	$0.33	$0.28	$0.34	$0.15
Net income available to common shareholders	$0.33	$0.29	$0.34	$0.15
Diluted earnings per share
Net income	$0.33	$0.28	$0.34	$0.15
Net income available to common shareholders	$0.33	$0.29	$0.34	$0.15
Weighted average shares outstanding
Basic	17,748,369	17,754,632	17,766,612	17,773,116
Diluted	17,807,338	17,798,952	17,794,072	17,817,777

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of 2007, the Company recorded an adjustment to increase its allowance for uncollectible accounts $3.9 million and reduce net income available to common shareholders $2.5 million ($0.14 per share).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2006	2006	2006	2006
	(In thousands)

Net service revenue	$45,281	$49,968	$58,626	$64,660
Gross margin	21,264	24,870	28,458	31,848
Net income	4,136	4,256	5,271	6,931
Net income available to common stockholders	4,979	4,428	5,199	7,151
Basic earnings per share
Net income	$0.26	$0.26	$0.30	$0.39
Net income available to common shareholders	$0.31	$0.27	$0.30	$0.40
Diluted earnings per share
Net income	$0.26	$0.26	$0.30	$0.39
Net income available to common shareholders	$0.31	$0.27	$0.30	$0.40
Weighted average shares outstanding
Basic	16,557,828	16,561,398	17,557,576	17,730,698
Diluted	16,563,368	16,576,068	17,574,541	17,751,390

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

/s/ Keith G. Myers
Keith G. Myers
Chief Executive Officer

Date March 14, 2008

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith G. Myers and Peter J. Roman and either of them (with full power in each to act alone) as true and lawful attorneys-in-fact with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Keith G. Myers Keith G. Myers	Chief Executive Officer and Chairman of the Board of Directors	March 14, 2008

/s/ Peter J. Roman Peter J. Roman	Senior Vice President, Chief Financial Officer	March 14, 2008

/s/ John L. Indest John L. Indest	President, Chief Operating Officer Secretary and Director	March 14, 2008

/s/ Dan S. Wilford Dan S. Wilford	Director	March 14, 2008

/s/ Ronald T. Nixon Ronald T. Nixon	Director	March 14, 2008

/s/ Ted W. Hoyt Ted W. Hoyt	Director	March 14, 2008

/s/ George A. Lewis George A. Lewis	Director	March 14, 2008

Signature	Title	Date

/s/ John B. Breaux John B. Breaux	Director	March 14, 2008

/s/ Monica Azare Monica Azare	Director	March 14, 2008

/s/ W.J. “Billy” Tauzin W.J. “Billy” Tauzin	Director	March 14, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

2.1	Asset purchase Agreement, dated June 19, 2006, by and among the Registrant, The Lifeline Health Group, Inc. and various subsidiaries of The Lifeline Health Group, Inc. (previously filed as Exhibit 2.1 to the Form 8-K on June 19, 2006).
3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
3.2	Bylaws of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
3.3	Amendment to LHC Group, Inc. Bylaws (previously filed as Exhibit 3.1 to Form 8-K filed January 4, 2008).
3.4	Certificate of Designations (previously filed as Exhibit B to Exhibit 4.1 to the Form 8-A12B on March 11, 2008).
4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005, respectively).
4.3	Stockholder Protection Rights Agreement by and between LHC Group, Inc. and Computershare Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Form 8-A12B on March 11, 2008).
10.1	LHC 2003 Key Employee Equity Participation Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on November 26, 2004).
10.2	LHC Group, Inc. 2005 Long-Term Incentive Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.3	Form of Award under LHC Group, Inc. 2005 Director Compensation Plan. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.4	Form of Indemnity Agreement between LHC Group and directors and certain officers (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.5	LHC Group, Inc. 2005 Director Compensation Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.6	Amendment to LHC Group, Inc. 2005 Director Compensation Plan (previously filed as Exhibit 99.1 to the Form 8-K on June 12, 2006).
10.7	LHC Group, Inc. 2006 Employee Stock Purchase Plan (previously filed as Exhibit 99.2 to the Form 8-K on June 12, 2006).
10.8	Severance and Consulting Agreement by and between LHC Group, Inc. and Barry E. Stewart, dated August 15, 2007 (previously filed as Exhibit 10.1 to the Form 8-K on August 15, 2007).
10.9	Employment Agreement by and between LHC Group, Inc. and Don Stelly, dated October 22, 2007 (previously filed as Exhibit 10.1 to the Form 8-K on October 30, 2007).
10.10	Employment Agreement between LHC Group, Inc. and Keith G. Myers dated January 1, 2008 (previously filed as Exhibit 10.1 to the Form 8-K on January 4, 2008).
10.11	Employment Agreement between LHC Group, Inc. and John L. Indest dated January 1, 2008 (previously filed as Exhibit 10.2 to the Form 8-K on January 4, 2008).
10.12	Employment Agreement by and between LHC Group, Inc. and Peter Roman, dated January 1, 2008 (previously filed as Exhibit 10.3 to the Form 8-K on January 4, 2008).
10.13	Employment Agreement between LHC Group, Inc. and Daryl Doise dated January 1, 2008 (previously filed as Exhibit 10.4 to the Form 8-K on January 4, 2008).
10.14	Loan Agreement by and between LHC Group, Inc., Palmetto Express, L.L.C. and Capital One, National Association dated February 6, 2008 (previously filed as Exhibit 10.1 to the Form 8-K on February 13, 2008).

Exhibit
Number		Description of Exhibits

10.15		Credit Agreement by and between LHC Group, Inc. and Capital One, National Association dated February 20, 2008 (previously filed as Exhibit 10.1 to the Form 8-K dated February 20, 2008 on February 25, 2008).
10.16		First Amendment to Credit Agreement by and between LHC Group, Inc., Capital One, National Association and First Tennessee Bank, N.A. dated March 6, 2008 (previously filed as Exhibit 10.1 to the Form 8-K on March 10, 2008).
21.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP.
31.1		Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.