Form 10-K/A
period 2007-12-31
LHC Group, Inc
filed 2008-03-21
CIK 1303313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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
(Do not check if a smaller reporting company)
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

EXPLANATORY NOTE
     The Annual Report on Form 10-K for LHC Group, Inc. for the year ended December 31, 2007 is being amended to revised Part IV, Item 15. Due to a computational error, the “Prepaid expenses, other assets” amount in the Statement of Cash Flows was incorrectly listed as $(772). The amount is actually $(769). The amendment to “Prepaid expenses, other assets” will also change the subtotal in “Net cash provided by operating activities.” “Net cash provided by operating activities” amount in the Statement of Cash Flows was incorrectly listed as $12,115. The amount is actually $12,118 and the amendment to Item 15 below reflects the correction to these line items described above on page F-5.
     In addition, in connection with filing of this Amendment No. 1 and pursuant to Rule 12b-15, certain certifications are attached as exhibits hereto. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 has no effect on our consolidated financial positions or results of operations previously reported in Form 10-K. Except as set forth above, this Amendment No. 1 does not modify or update in any way the disclosures, including, without limitation, the financial statements, in the Form 10-K, and speaks of the original filing date of the Form 10-K and does not reflect events occurring after the original filing of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) Documents to be filed with Form 10-K:
          (1) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2
For each of the three years in the period ended December 31, 2007, 2006 and 2005:
Consolidated Statements of Income	F-3
Consolidated Statements of Changes in Stockholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-31.1 CERTIFICATION OF KEITH G. MYERS
EX-31.2 CERTIFICATION OF PETER J. ROMAN
EX-32.1 SECTION 906 CERTIFICATIONS OF THE CEO AND CFO
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

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Operating activities
Net income	$19,589	$20,594	$10,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,026	2,427	1,751
Provision for bad debts	13,817	4,778	3,188
Equity based compensation expense	—	—	3,856
Stock based compensation expense	1,187	635	177
Minority interest in earnings of subsidiaries	5,312	4,471	4,527
Deferred income taxes	127	(1,253)	673
Gain on divestitures and sale of assets	—	(979)	(211)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(31,786)	(15,625)	(14,478)
Prepaid expenses, other assets	(769)	(1,466)	(196)
Accounts payable and accrued expenses	1,676	6,036	(2,509)
Net amounts due governmental entities	(61)	2,144	(105)

Net cash provided by operating activities	12,118	21,762	6,775
Investing activities
Purchases of property, building and equipment	(3,346)	(3,938)	(2,134)
Proceeds from sale of property and equipment	—	7	—
Proceeds from sale of entities	—	1,440	730
Cost of acquisitions, primarily goodwill, intangible assets and patient accounts receivable	(28,935)	(25,009)	(11,137)

Net cash used in investing activities	(32,281)	(27,500)	(12,541)
Financing activities
Issuance of common stock, net of underwriting discounts of $1,104 in 2006 and $3,430 in 2005	—	21,033	45,570
Dividends paid	—	—	(227)
Principal payments on debt	(199)	(1,201)	(2,937)
Payments on capital leases	(207)	(389)	(1,105)
Proceeds from issuance of debt	—	—	24
Net (payments) proceeds from lines of credit and revolving debt arrangements	—	—	(14,288)
Offering costs incurred	—	(311)	(2,224)
Proceeds from exercise of stock options	—	135	—
Proceeds from issuance of common stock under ESPP	419	140	—
Minority interest contributions, net of (distributions)	(5,572)	(4,190)	(4,560)

Net cash provided by (used in) financing activities	(5,559)	15,217	20,253

Change in cash	(25,722)	9,479	14,487
Cash at beginning of period	26,877	17,398	2,911

Cash at end of period	$1,155	$26,877	$17,398

Supplemental disclosures of cash flow information
Interest paid	$376	$342	$1,068

Income taxes paid	$12,052	$9,370	$5,821

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
See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Hospice Services. The Company’s Medicare hospice reimbursement is based on an annually-updated prospective payment system. Hospice payments are also subject to two caps. One cap relates to individual programs receiving more than 20 percent of its total Medicare reimbursement from inpatient care services. The second cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. We have not received notification that any of our hospices have exceeded the cap on inpatient care seniors during 2007. None of the Company’s hospices exceeded either cap during the year ended December 31, 2006, or 2005.
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

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The following table summarizes the operating results of the divestitures described above which have been presented as loss from discontinued operations in the accompanying consolidated statements of income:

	2007	2006	2005
	(In thousands)
Net service revenue	$2,979	$5,261	$6,863
Costs, expenses and minority interest and cooperative endeavor allocations	4,885	7,622	8,675

Loss from discontinued operations before income taxes	(1,906)	(2,361)	(1,812)
Income taxes	239	897	688

Loss from discontinued operations	$(1,667)	$(1,464)	$(1,124)

     The following table summarizes the changes in goodwill by segment:

	2007	2006
	(In thousands)
Home-based services segment:
Balances at beginning of period	$35,740	$21,692
Goodwill acquired during the period from acquisitions	22,192	13,603
Goodwill retired during the period	(48)	(50)
Goodwill acquired during the period from purchase of minority interest	—	495

Balance at end of period	$57,884	$35,740

Facility-based services segment:
Balance at beginning of period	$3,941	$4,411

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2006
	(In thousands)
Goodwill retired during the period	—	(1,046)
Goodwill classified (to) from held for sale during the period	402	(402)
Goodwill acquired during the period from redemption of minority interest	—	978

Balance at end of period	$4,343	$3,941

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

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Eurodollar	Base Rate
Leverage Ratio	Margin	Margin
< 1.00:1.00	1.75%	(0.25)%
> 1.00:1.00 < 1.50:100	2.00%	0%
> 1.50:1.00 < 2.00:1.00	2.25%	0%
> 2.00:1.00	2.50%	0%
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

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Stock Options
     The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the grant date and uses the following weighted-average assumptions:

Year Ended
December 31, 2006
Risk free interest rate	5.03%
Expected life (years)	5
Expected volatility	38.39
Expected annual dividend yield	—
     The following table represents stock options activity for the year ended December 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options exercisable at January 1, 2007	21,000	17.44
Options granted	—	—
Options exercised	2,000	19.75
Options forfeited or expired	—	—
Options outstanding at December 31, 2007	19,000	17.20	8.0 years
Options exercisable at December 31, 2007	19,000	17.20	8.0 years	$147,895
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

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Nonvested Stock
     During 2007 and 2006, respectively, 16,100 and 3,500 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. One third of these shares vested immediately and the remaining vest over the two year period following the grant date. During 2007, 181,071 nonvested shares were granted to employees pursuant to the 2005 Long-Term Incentive Plan. These shares vest over a five year period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of nonvested shares granted during the years ended December 31, 2007 and 2006 were $27.83 and $18.66, respectively.The following table represents the nonvested stock activity for the year ended December 31, 2007:

	Number	Weighted
	of	Average Grant
	Shares	Date Fair Value
Nonvested shares outstanding at December 31, 2006	86,719	18.29
Granted	197,171	27.83
Vested	(25,607)	18.03
Forfeited	(39,951)	27.35
Nonvested shares outstanding at December 31, 2007	218,332	24.03
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

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

LHC GROUP, INC.
/s/ Keith G. Myers
Keith G. Myers
President and Chief Executive Officer

Date March 21, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

2.1
Asset purchase Agreement, dated June 19, 2006, by and among the Registrant, The Lifeline Health Group, Inc. and various subsidiaries of The Lifeline Health Group, Inc. (previously filed as Exhibit 2.1 to the Form 8-K on June 19, 2006).

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on May 9, 2005)

3.3	Amendment to LHC Group, Inc. Bylaws (previously filed as Exhibit 3.1 to the Form 8-K on January 4, 2008).

3.4	Certificate of Designations (previously filed as Exhibit B to Exhibit 4.1 to the Form 8-A12B on March 11, 2008).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005, respectively).

4.3	Stockholder Protection Rights Agreement by and between LHC Group, Inc. and Computershare Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Form 8-A12B on March 11, 2008).

10.1	LHC 2003 Key Employee Equity Participation Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on November 26, 2004).

10.2	LHC Group, Inc. 2005 Long-Term Incentive Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

10.3	Form of Award under LHC Group, Inc. 2005 Director Compensation Plan. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

10.4	Form of Indemnity Agreement between LHC Group and directors and certain officers (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

10.5	LHC Group, Inc. 2005 Director Compensation Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

10.6	Amendment to LHC Group, Inc. 2005 Director Compensation Plan (previously filed as Exhibit 99.1 to the Form 8-K on June 12, 2006).

10.7	LHC Group, Inc. 2006 Employee Stock Purchase Plan (previously filed as Exhibit 99.2 to the Form 8-K on June 12, 2006).

10.8	Severance and Consulting Agreement by and between LHC Group, Inc. and Barry E. Stewart, dated August 15, 2007 (previously filed as Exhibit 10.1 to the Form 8-K on August 15, 2007).

10.9	Employment Agreement by and between LHC Group, Inc. and Don Stelly, dated October 22, 2007 (previously filed as Exhibit 10.1 to the Form 8-K on October 30, 2007).

10.10	Employment Agreement between LHC Group, Inc. and Keith G. Myers dated January 1, 2008 (previously filed as Exhibit 10.1 to the Form 8-K on January 4, 2008 ).

10.11	Employment Agreement between LHC Group, Inc. and John L. Indest dated January 1, 2008 (previously filed as Exhibit 10.2 to the Form 8-K on January 4, 2008).

10.12	Employment Agreement by and between LHC Group, Inc. and Peter Roman, dated January 1, 2008 (previously filed as Exhibit 10.3 to the Form 8-K on January 4, 2008).

Exhibit
Number	Description of Exhibits

10.13	Employment Agreement between LHC Group, Inc. and Daryl Doise dated January 1, 2008 (previously filed as Exhibit 10.4 to the Form 8-K on January 4, 2008).

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

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.