Form 10-Q
period 2008-03-31
LHC Group, Inc
filed 2008-05-09
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock, par value $0.01, outstanding as of May 6, 2008: 18,092,646 shares

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$1,072	$1,155
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $7,027 and $8,953, respectively	68,165	70,033
Other receivables	2,998	2,425
Amounts due from governmental entities	1,249	1,459

Total Receivables, net	72,412	73,917
Deferred income taxes	2,331	2,946
Prepaid expenses and other current assets	3,830	4,423
Assets held for sale	556	556

Total current assets	80,201	82,997
Property, building and equipment, net	14,440	12,523
Goodwill	66,985	62,227
Intangible assets, net	14,167	14,055
Advance payments on acquisitions	8,300	—
Other assets	4,067	3,183

Total assets	$188,160	$174,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$7,938	$6,103
Salaries, wages, and benefits payable	14,085	11,303
Amounts due to governmental entities	3,162	3,162
Income taxes payable	1,691	863
Current portion of capital lease obligations	105	88
Current portion of long-term debt	527	433

Total current liabilities	27,508	21,952
Deferred income taxes, less current portion	3,284	3,243
Capital lease obligations, less current portion	23	63
Long-term debt, less current portion	4,871	2,847
Minority interests subject to exchange contracts and/or put options	20	121
Other minority interests	3,288	3,388
Stockholders’ equity:

Common stock — $0.01 par value: 40,000,000 shares authorized; 20,770,254 and 20,725,713 shares issued and 17,816,466 and 17,775,284 shares outstanding, respectively	178	177
Treasury stock — 2,953,788 and 2,950,429 shares at cost, respectively	(2,939)	(2,866)
Additional paid-in capital	82,411	81,983
Retained earnings	69,516	64,077

Total stockholders’ equity	149,166	143,371

Total liabilities and stockholders’ equity	$188,160	$174,985

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net service revenue	$83,473	$68,727
Cost of service revenue	41,896	34,617

Gross margin	41,577	34,110
Provision for bad debts	3,686	1,741
General and administrative expenses	26,873	20,927

Operating income	11,018	11,442
Interest expense	148	83
Non-operating income, including gain on sales of assets	(402)	(293)

Income from continuing operations before income taxes and minority interest allocations	11,272	11,652
Income tax expense	3,363	3,794
Minority interest	2,440	1,807

Income from continuing operations	5,469	6,051
Loss from discontinued operations (net of income tax benefit of $84 and $162, respectively)	(131)	(266)

Net income	5,338	5,785
Redeemable minority interests	101	35

Net income available to common stockholders	$5,439	$5,820

Earnings per share — basic and diluted:
Income from continuing operations	$0.31	$0.34
Loss from discontinued operations, net	(0.01)	(0.01)

Net income	0.30	0.33
Redeemable minority interests	0.01	—

Net income available to common shareholders	$0.31	$0.33

Weighted average shares outstanding:
Basic	17,800,066	17,748,369
Diluted	17,813,967	17,807,338
See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities
Net income	$5,338	$5,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	877	710
Provision for bad debts	4,040	1,816
Stock-based compensation expense	385	227
Minority interest in earnings of subsidiaries	2,330	1,756
Deferred income taxes	(86)	(596)
Gain on sale of assets	(346)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(2,817)	(12,801)
Prepaid expenses and other assets	472	526
Accounts payable and accrued expenses	6,112	4,573
Net amounts due governmental entities	210	(61)

Net cash provided by operating activities	16,515	1,935

Investing activities
Purchases of property, building and equipment	(5,527)	(716)
Proceeds from sale of assets	3,081	—
Cash paid for acquisitions, primarily goodwill, intangible assets and advance payments on acquisitions	(14,031)	(5,865)

Net cash used in investing activities	(16,477)	(6,581)

Financing activities
Proceeds from line of credit	5,442	—
Payments on line of credit	(5,442)	—
Proceeds on debt issuance	5,050	—
Principal payments on debt	(2,932)	(39)
Payments on capital leases	(23)	(66)
Excess tax benefits from vesting of restricted stock	33	46
Proceeds from employee stock purchase plan	134	88
Minority interest distributions, net	(2,383)	(1,404)

Net cash used in financing activities	(121)	(1,375)

Change in cash	(83)	(6,021)
Cash at beginning of period	1,155	26,877

Cash at end of period	$1,072	$20,856

Supplemental disclosures of cash flow information
Interest paid	$148	$83

Income taxes paid	$1,885	$1,240

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
     LHC Group, Inc. (the “Company”) is a healthcare provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries in non-urban markets in the United States. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals and outpatient rehabilitation clinics. As of the date of this report, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures, and controlled affiliates, operated in Louisiana, Alabama, Arkansas, Mississippi, Texas, West Virginia, Kentucky, Florida, Georgia, Tennessee, Ohio and Missouri. During the three months ended March 31, 2008, the Company acquired two home health agencies and initiated operations at six home health agencies.
Unaudited Interim Financial Information
     The unaudited consolidated balance sheet as of March 31, 2008 and the related consolidated statements of income for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007 and related notes (interim financial information) have been prepared by LHC Group, Inc. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (US GAAP) have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 17, 2008, which includes information and disclosures not included herein.
2. Significant Accounting Policies
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting period. Actual results could differ from those estimates.
Critical Accounting Policies
     The most critical accounting policies relate to the principles of consolidation, revenue recognition, and accounts receivable and allowances for uncollectible accounts.
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
     The following describes the Company’s consolidation policy with respect to its various ventures excluding wholly-owned subsidiaries.
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
License Leasing Arrangements
     The Company, through wholly-owned subsidiaries, leases home health licenses necessary to operate certain of its home nursing agencies. As with wholly-owned subsidiaries, the Company owns 100 percent of the equity of these entities and consolidates them based on such ownership as well as the Company’s right to receive a majority of the entities’ expected residual returns and the Company’s obligation to absorb a majority of the entities’ expected losses.
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
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months
	Ended March 31,
	2008	2007
Wholly-owned subsidiaries	46.7%	45.4%
Equity joint ventures	49.4	42.1
License leasing arrangements	2.0	9.7
Management services	1.9	2.8

	100.0%	100.0%

Revenue Recognition
     The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients, and others for services rendered. Under Medicare, the Company’s home nursing patients are classified into a group referred to as a home health resource group prior to the receipt of services. Based on the home health resource group, the Company is entitled to receive a prospective Medicare payment for delivering care over a 60-day period referred to as an episode. Medicare adjusts these prospective payments based on a variety of factors, such as low utilization, patient transfers and the level of services provided. In calculating the Company’s reported net service revenue from home nursing services, the Company adjusts the prospective Medicare payments by an estimate of the adjustments. The adjustments are calculated using a historical average of these types of adjustments. For home nursing services, the Company recognizes revenue based on the number of days elapsed during the episode of care within the reporting period.

     Revenue is recognized as services are provided for the Company’s long-term acute care hospitals. Under Medicare, patients in the Company’s long-term acute care facilities are classified into long-term diagnosis-related groups. Medicare provides a fixed payment, subject to adjustments due to factors such as short stays, based on the group classification. The net service revenue for the period is reduced for the prospective payment amounts by an estimate of the adjustments. The Company calculates the adjustment based on a historical average of these types of adjustments for claims paid.
     Medicare pays the Company a per diem payment for hospice services. The Company receives one of four predetermined daily or hourly rates based upon the level of care the Company furnished. The Company records net service revenue from hospice services based on the daily or hourly rate. The Company recognizes revenue for hospice as services are provided.
     Under Medicare, the Company is reimbursed for rehabilitation services based on a fee schedule for services provided adjusted by the geographical area in which the facility is located. The Company recognizes revenue as the services are provided.
     The Company’s Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided. Therefore, revenue is recognized for Medicaid services as services are provided based on the fee schedule. The Company’s managed care payors reimburse the Company in a manner similar to either Medicare or Medicaid. Accordingly, the Company recognizes revenue from managed care payors in the same manner as the Company recognizes revenue from Medicare or Medicaid.
     The Company records management services revenue as services are provided in accordance with the various management services agreements to which the Company is a party. As described in the agreements, the Company provides billing, management, and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency or inpatient rehabilitation facility. The Company is responsible for the costs associated with the locations and personnel required for the provision of the services. The Company is generally compensated based on a percentage of net billings or an established base fee. The Company is also eligible to earn incentive compensation on certain of the management agreements.
     Net service revenue was comprised of the following:

	Three Months
	Ended March 31,
	2008	2007
Home-based services	81.9%	80.1%
Facility-based services	18.1	19.9

	100.0%	100.0%

     The following table sets forth the percentage of net service revenue earned by category of payor:

	Three Months
	Ended March 31,
	2008	2007
Payor:
Medicare	82.4%	81.9%
Medicaid	5.2	6.2
Other	12.4	11.9

	100.0%	100.0%

Home-Based Services
     Home Nursing Services. The Company receives a standard prospective Medicare payment for delivering care. The base payment, established through federal legislation, is a flat rate that is adjusted upward or downward based upon differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity, and service utilization. The magnitude of the adjustment is determined by each patient’s categorization into one of 153 payment groups, known as home health resource groups, and the costliness of care for patients in each group relative to the average patient. The Company’s payment is also adjusted for differences in local prices using the hospital wage index. The Company performs payment variance analyses to verify the models utilized in projecting total net service revenue are accurately reflecting the payments to be received.
     Medicare rates are subject to change. Due to the length of the Company’s episodes of care, a situation may arise where Medicare rate changes affect a prior period’s net service revenue. In the event that Medicare rates experience change, the net effect of that change will be reflected in the current reporting period.
     Final payments from Medicare may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required in the population base. Management estimates the effect of these payment adjustments based on historical experience and records this estimate during the period the services are rendered.
     Hospice Services. The Company’s Medicare hospice reimbursement is based on an annually-updated prospective payment system. Hospice payments are also subject to two caps. One cap relates to individual programs receiving more than 20 percent of their total Medicare reimbursement from inpatient care services. The second cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. None of the Company’s hospices exceeded either cap during the three months ended March 31, 2008 or 2007.
Facility-Based Services
     Long-Term Acute Care Services. The Company is reimbursed by Medicare for services provided under the long-term acute care hospital prospective payment system, which was implemented on October 1, 2002. Each patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount applicable to that particular group. The payment is intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently readmitted, among other factors. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Revenue from patients covered by private insurance is recognized in accordance with the terms of the individual contracts.
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
Accounts Receivable and Allowances for Uncollectible Accounts
     The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to significant credit risk in the collection of accounts receivable.

     The amount of the provision for bad debts is based upon the Company’s assessment of historical and expected net collections, business and economic conditions and trends in government reimbursement. Uncollectible accounts are written off when the Company has determined the account will not be collected.
     A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for accelerated payment (RAP). The Company submits a RAP for 60 percent of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed. The RAP received for that particular episode is deducted from the final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from other Medicare claims in process for that particular provider. The RAP and final claim must then be re-submitted. For subsequent episodes of care contiguous with the first episode for a particular patient, the Company submits a RAP for 50 percent instead of 60 percent of the estimated reimbursement. The remaining 50 percent reimbursement is requested upon completion of the episode. The Company has earned net service revenue in excess of billings rendered to Medicare. Only a nominal portion of the amounts due to the Medicare program represent cash collected in advance of providing services.
     The Company’s Medicare population is paid at a prospectively set amount that can be determined at the time services are rendered. Medicaid reimbursement is based on a predetermined fee schedule applied to each individual service provided by the Company. The Company’s managed care contracts are structured similar to either the Medicare or Medicaid payment methodologies. Because of the payor mix, the Company is able to calculate the actual amount due at the patient level and adjust the gross charges to the actual amount expected to be received for services at the time of billing. An estimated contractual allowance is therefore not needed at the time the Company reports net service revenue for each reporting period.
Other Significant Accounting Policies
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
     The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months
	Ended March 31,
	2008	2007
Weighted average number of shares outstanding for basic per share calculation	17,800,066	17,748,369
Effect of dilutive potential shares:
Options	3,291	4,789
Restricted stock	10,610	54,180

Adjusted weighted average shares for diluted per share calculation	17,813,967	17,807,338

Discontinued Operations
     Certain amounts previously disclosed for the quarter ended March 31, 2007 related to the operations of the Company’s critical access hospital have been reclassified into discontinued operations. The sale of the critical access hospital was completed on July 1, 2007.
Reclassifications

     Excess tax benefits from the vesting of restricted stock has been reclassed from operating activities to financing activities on the Consolidated Statement of Cash Flows for the period ended March 31, 2007 to conform to the current year presentation.
Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R changes the accounting treatment and disclosure requirements for certain items in a business combination. For instance, acquisition-related costs, with the exception of debt or equity issuance costs are to be recorded in the period that the costs are incurred and the services are received. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects SFAS 141R will have an effect on accounting for business combinations once adopted but the effect is dependent upon acquisitions at the time.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management has not completed its evaluation of the potential effect, if any, of the adoption of SFAS 160 on the Company’s consolidated financial position, results of operations and cash flows.
Adoption of New Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in goodwill impairment tests and nonfinancial assets acquired and liabilities assumed in a business combination. The Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on recurring bases effective January 1, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for the Company beginning in the first quarter of 2008. The Company did not elect to fair value any eligible items during the first quarter of 2008. Therefore, the adoption of SFAS 159 in the first quarter of 2008 did not affect the Company’s consolidated financial position, results of operations or cash flows.
3. Acquisitions and Divestitures
     The following acquisitions were completed pursuant to the Company’s strategy of becoming the leading provider of post-acute healthcare services to Medicare patients in non-urban markets in the United States. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and the target market’s potential cash flows. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects the goodwill recognized in connection with the acquisition of existing operations to be fully tax deductible.

2008 Acquisitions
     During the three months ended March 31, 2008, the Company acquired the existing operations of one entity and a majority ownership interest in the existing operations of another entity for $5.2 million in cash and $323,000 in acquisition costs. Goodwill of $4.8 million was assigned to the home-based services segment. The allocation of the purchase price for certain acquisitions during the three months ended March 31, 2008 has not been finalized and is subject to change upon completion of final valuation.
     On March 31, 2008, the Company paid $8.3 million in cash for acquisitions of several entities. The acquisitions were completed on April 1, 2008. The $8.3 million cash payment is recorded as advance payments on acquisitions in the balance sheet as of March 31, 2008.
     The changes in recorded goodwill by segment for the three months ended March 31, 2008 were as follows:

Three Months
Ended
March 31,
2008
(in thousands)
Home-based services segment:
Balance at December 31, 2007	$57,884
Goodwill acquired during the period from acquisitions	4,669

Balance at March 31, 2008	$62,553

Facility-based services segment:
Balance at December 31, 2007	$4,343
Goodwill acquired during the period from redemption of minority interest	89

Balance at March 31, 2008	$4,432

     There were no dispositions during the three months ended March 31, 2008.
     The above transactions were considered to be immaterial individually and in the aggregate. Accordingly, no supplemental pro forma information is required.
4. Credit Arrangements
Long-Term Debt
     Long-term debt consisted of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
Notes payable:
Due in yearly installments of $50,000 through August 2010 at 6.25%	$150	$150
Due in monthly installments of $20,565 through October 2015 at LIBOR plus 2.25% (6.71% at December 31, 2007)	—	2,870
Due in monthly installments of $28,056 through February 2015 at LIBOR plus 1.90% (4.61% at March 31, 2008)	5,022	—
Due in monthly installments of $12,500 through November 2009 at 5.78%	226	260

	5,398	3,280
Less current portion of long-term debt	527	433

	$4,871	$2,847

     On February 28, 2008, the Company paid its promissory note with Bancorp Equipment Finance, Inc. in full. The note was collateralized by the Company’s aircraft, which was sold in February 2008 for $3.1 million. The sale resulted in a gain of $315,000.
     In February 2008, the Company entered into a loan agreement with Capital One, National Association (“Capital One”) for a term note in the amount of $5.1 million for the purchase of a 1999 Cessna 560 aircraft. The term note is payable in 84 monthly installments of principal plus interest commencing on March 6, 2008 and ending on February 6, 2015. The term note bears interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9 percent.
     Certain of the Company’s loan agreements contain restrictive covenants, including limitations on indebtedness and the maintenance of certain financial ratios. At March 31, 2008 and December 31, 2007, the Company was in compliance with all covenants.
Other Credit Arrangements
     On February 20, 2008, the Company terminated its credit facility agreement with C.F. Blackburn, LLC successor by assignment to Residential Funding Company, LLC, f/k/a Residential Funding Corporation (“Former Credit Facility”) and entered into a new credit facility agreement with Capital One (“New Credit Facility”). Under the terms of the Former Credit Facility, which was in effect at December 31, 2007, the Company could be advanced funds up to a defined limit of eligible accounts receivables not to exceed the borrowing limit. No amounts were outstanding under this facility at December 31, 2007. Interest accrued on any outstanding amounts at a varying rate and was based on the Wells Fargo Bank, N.A. prime rate plus 1.5 percent (9.02 percent at December 31, 2007). The annual facility fee was 0.5 percent of the total availability. The Former Credit Facility was due to expire on April 15, 2010.
     On February 20, 2008, the Company entered into the New Credit Facility, which was amended on March 6, 2008 to include an additional lender, First Tennessee Bank, N.A., to increase the line of credit from $25.0 million to $37.5 million and to amend the Eurodollar Margin for each Eurodollar Loan (as those terms are defined in the New Credit Facility) issued under the New Credit Facility. The New Credit Facility is unsecured, has a term of two years and a letter of credit sublimit of $2.5 million. The Company has an option to increase the line of credit to a total maximum aggregate principal amount of $50.0 million. The annual facility fee is 0.125 percent of the total availability. The interest rate for borrowings under the New Credit Agreement is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin based on the Leverage Ratio as defined in the New Credit Facility.
5. Income Taxes
     The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expense, respectively. As of March 31, 2008, the Company has no unrecognized tax benefit and no accrued interest or penalties relating to unrecognized income tax benefits recognized in the statement of operations.
     The Company is subject to both federal and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2004.
6. Stockholders’ Equity
     The following table summarizes the activity in stockholders’ equity for the three months ended March 31, 2008 (amounts in thousands, except share data):

	Common Stock				Additional
	Issued		Treasury		Paid-In	Retained
	Amount	Shares	Amount	Shares	Capital	Earnings	Total
Balances at December 31, 2007	$177	20,725,713	$(2,866)	2,950,429	$81,983	$64,077	$143,371
Net income	—	—	—	—	—	5,338	5,338
Nonvested stock compensation	—	—	—	—	385	—	385
Issuance of non-vested restricted stock	—	38,883	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(73)	3,359	—	—	(73)
Excess tax benefits from issuance of nonvested stock	—	—	—	—	(91)	—	(91)
Issuance of common stock under Employee Stock Purchase Plan	1	5,658	—	—	134	—	135
Recording minority interest in joint venture at redemption value	—	—	—	—	—	101	101

Balances at March 31, 2008	$178	20,770,254	$(2,939)	2,953,788	$82,411	$69,516	$149,166

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
Stock Options
     As of March 31, 2008, 19,000 options were issued and exercisable. During the three months ended March 31, 2008 and 2007, no options were exercised, no options were forfeited and no options were granted.
Nonvested Stock
     During the three months ended March 31, 2008, 16,100 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. All of these shares vest in one year. During the three months ended March 31, 2008, 121,950 nonvested shares were granted to employees pursuant to the 2005 Long-Term Incentive Plan. All of these shares vest over a five year period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair value of nonvested shares granted during the three months ended March 31, 2008 was $17.00.
     The following table represents the nonvested stock activity for the three months ended March 31, 2008:

		Weighted
		average
	Number of	grant date
	Shares	fair value
Nonvested shares outstanding at December 31, 2007	218,832	$24.03
Granted	138,050	$17.00
Vested	(38,883)	$26.08
Forfeited	(6,708)	$22.74

Nonvested shares outstanding at March 31, 2008	311,291	$22.12
     As of March 31, 2008, there was $7.1 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 2.1 years. The total fair value of shares vested in the three months ended March 31, 2008 and 2007 was $1.0 million and $278,000, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $385,000 and $227,000 of compensation expense related to nonvested stock grants in the three months ended March 31, 2008 and 2007, respectively.
     Employee Stock Purchase Plan
     The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95 percent of the market price on the last day of the calendar quarter. There are 250,000 shares reserved for the plan. The Company issued 5,658 shares of common stock under the plan at a per share price of $23.73 during the three months ended March 31, 2008. As of March 31, 2008 there were 220,353 shares available for future issuance.
7. Commitments and Contingencies
Contingencies
     The terms of one joint venture operating agreement grant a buy/sell option that would require the Company to either purchase or sell the existing membership interest in the joint venture within 30 days of the receipt of the notice to exercise the provision. Both the Company and its joint venture partner have the right to exercise the buy/sell option. The party receiving the exercise notice has the right to purchase the interests held by the other party, sell its interests to the other party or dissolve the partnership. The purchase price formula for the interests is set forth in the joint venture agreement and is typically based on a multiple of the earnings before income taxes, depreciation and amortization of the joint venture. Total revenue earned by the Company from the joint venture subject to this arrangement was $3.2 million and $3.8 million for the three months ended March 31, 2008 and 2007, respectively. During the first quarter of 2008, certain minority interest holders redeemed their interest in the joint venture, resulting in a cash payment of approximately $89,000. In connection with the partial redemption of certain minority interests, the Company decreased minority interest by approximately $84,000 and increased retained earnings by the same amount, which represents the fair value of the shares at December 31, 2007 converted during the first quarter of 2008. Simultaneously, the Company recorded goodwill of $89,000 to represent the value of the minority interests redeemed. Also at the end of the first quarter of 2008, the Company recorded a mark to market benefit of $17,000. As of March 31, 2008, approximately 88.2% of these minority interest holders have converted their interests to cash.
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
     The Company is subject to various routine and non-routine governmental reviews, audits and investigations. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the healthcare industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among healthcare providers. Violation of the laws governing the Company’s operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, termination of the Company’s rights to participate in federal and state-sponsored programs and suspension or revocation of the Company’s licenses.
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
8. Segment Information
     The Company’s segments consist of home-based services and facility-based services. Home-based services include home nursing services and hospice services. Facility-based services include long-term acute care services and outpatient rehabilitation services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended March 31, 2008
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$68,363	$15,110	$83,473
Cost of service revenue	33,379	8,517	41,896
Provision for bad debts	3,246	440	3,686
General and administrative expenses	23,161	3,712	26,873
Operating income	8,577	2,441	11,018
Interest expense	101	47	148
Non-operating income, including gain on sale of assets	(285)	(117)	(402)
Income from continuing operations before income taxes and minority interest	8,761	2,511	11,272
Minority interest	1,740	700	2,440
Income from continuing operations before income taxes	7,021	1,811	8,832
Total assets	$161,891	$26,269	$188,160

	Three Months Ended March 31, 2007
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$55,066	$13,661	$68,727
Cost of service revenue	26,028	8,589	34,617
Provision for bad debts	1,224	517	1,741
General and administrative expenses	16,612	4,315	20,927
Operating income	11,202	240	11,442
Interest expense	54	29	83
Non-operating income, including gain on sale of assets	(204)	(89)	(293)
Income from continuing operations before income taxes and minority interest	11,352	300	11,652
Minority interest	1,421	386	1,807
Income from continuing operations before income taxes	9,931	(86)	9,845
Total assets	$128,165	$35,856	$164,021

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:
•	our expectations regarding financial condition or results of operations for periods after March 31, 2008;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the payment of dividends;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with SEC laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business;

•	the impact of changes in our future interpretations of fraud, anti-kickbacks or other laws.
     The forward-looking statements contained in this report reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A “Risk Factors,” included in this report and in other of our filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2007. This report should be read in conjunction with that annual report on Form 10-K, and all our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, made with the SEC through the date of this report.
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
     Unless the context otherwise requires, “we,” “us,” “our,” and the “Company” refer to LHC Group, Inc. and its consolidated subsidiaries.
Overview
     We provide post-acute healthcare services, through our home nursing agencies hospices, long-term acute care hospitals and an outpatient rehabilitation clinic, primarily to Medicare beneficiaries in non-urban markets in the United States. Since our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana, we have grown to 180 service providers in Louisiana, Mississippi, Alabama, Texas, Arkansas, West Virginia, Kentucky, Florida, Tennessee, Georgia, Ohio and Missouri as of March 31, 2008. Approximately 58% and 55%, respectively, of our net service revenue for the three months ended March 31, 2008 and 2007 was derived from patients who do not reside in Metropolitan Statistical Areas (MSAs).
Segments
     We operate in two segments for financial reporting purposes: home-based services and facility-based services. During the three months ended March 31, 2008 and 2007, home-based services accounted for 81.9% and 80.1%, respectively, of our net service revenue. The remaining net service revenue balance relates to our facility-based services segment.
     Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of March 31, 2008, we owned and operated 150 home nursing locations, nine hospices, two private duty agencies and a diabetes self management company. We also manage the operations of five locations in which we have no ownership interest. Of our 167 home-based services locations, 94 are wholly-owned by us, 61 are majority-owned or controlled by us through joint ventures, seven are license lease arrangements and we manage the operations of the remaining five locations. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and development, primarily in underserved non-urban markets. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will increase.
     We provide facility-based services principally through our long-term acute care hospitals and an outpatient rehabilitation clinic. As of March 31, 2008, we owned and operated four long-term acute care hospitals with seven locations, of which all but one are located within host hospitals. We also owned and operated one outpatient rehabilitation clinic, two medical equipment locations, a health club and a pharmacy. Of these twelve facility-based services locations, six are wholly-owned by us and six are majority-owned or controlled by us through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Due to our emphasis on expansion through the acquisition and development of home nursing agencies, we anticipate that the percentage of our net service revenue and operating income derived from our facility-based segment will decline.
Recent Developments
Medicare
     Home-Based Services. The base payment rate for Medicare home nursing in 2008 is $2,270.32 per 60-day episode. Since the inception of the prospective payment system in October 2000, the base episode rate payment has varied due to both the impact of annual market basket based increases and Medicare-related legislation. Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. The Centers for Medicare & Medicaid Services (CMS) establish the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.
     In August 2007, CMS released a final rule, updating and making major refinements to the Medicare home health prospective payment system (“HH-PPS”) for 2008 (the “Final Rule”). The Final Rule, including any amendments thereto, was effective on January 1, 2008. CMS instituted these changes to the home health payment system to account for reported increases over the past several years in the home health case-mix, which CMS believes have been caused by changes in home health agencies (HHA) coding practices and documentation — not by the treatment of resource-intense patients. CMS thus designed the new case-mix model to better predict the resource-intensity required by home health beneficiaries over the 60-day episode of care, which would, in turn, improve the accuracy of Medicare reimbursement to HHAs. To effectuate the improvements, the new model does the following: (1) enables more precise coding for co-morbidities and the differing health characteristics of longer-stay patients; (2) accounts more accurately for the effect of rehabilitation services on resource use; and (3) lessens the risk of overutilization of therapy services by replacing the single threshold (10 visits per episode) with three thresholds (at 6, 14 and 20 visits), as well as a graduated bonus system based on severity between each threshold.
     Also, to address the increases in case-mix that CMS views as unrelated to home health patients’ clinical conditions, the final rule released in 2007 implemented a reduction in the national standardized 60-day episode payment rate for four years. A 2.75 percent reduction began in 2008 and will continue for three years, with a 2.71 percent reduction in the fourth year. Also, in the final rule, CMS finalized the market basket increase of 3.0 percent, a 0.1 percent increase from the proposed rule. When the market basket update is viewed in conjunction with — (1) the 2.75 percent reduction in home health payment rates for 2008; (2) the implementation of the new case-mix adjustment system; (3) the changes in the wage index; and (4) the other changes made in the final rule — CMS predicts a 0.8 percent increase in payments for urban HHAs and a 1.77 percent decrease in payments for rural HHAs. Collectively, the changes in the final rule (not including the case-mix or wage index adjustments) decrease the national 60-day episode payment rate for HHAs from the 2007 level of $2,339.00 to $2,270.32 in 2008.
     In June 2007, CMS announced a 3.3% rate increase for hospice care and hospice services provided during the twelve-month period beginning on October 1, 2007 through September 30, 2008. In addition, CMS also announced that the hospice cap amount for the year ending October 31, 2007 was $21,410.
     In April 2008, CMS released the 2009 Medicare hospice proposal, which would reduce the industry’s annual market basket rate increase by 1.1% in 2009 and by approximately 2.0% in 2010 and 1.0% in 2011. The proposal will go through a 60-day comment period with the final rule expected in August 2008 and implementation in October 2008.
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
     In May 2007, CMS published its annual long-term acute care hospital update (“LTACH Final Rule”) which expands to apply not only to LTACH hospitals within a hospital (“HwHs”) and satellites but also freestanding LTACHs and grandfathered LTACHs as well as to HwHs and satellites that admit Medicare patients from non-co-located hospitals. While the policy change was supposed to take effect for cost reporting periods beginning on or after July 1, 2007, the Medicare, Medicaid, and SCHIP Extensions Act of 2007 (“MMSEA”) delayed the implementation of the policy for three years with respect to freestanding LTACHs and grandfathered LTACHs. Further, the MMSEA set the percentage threshold at 50 percent for three years for HwHs and satellites located in urban areas that would otherwise be subject to a transition period, and it established a 75 percent ceiling for HwHs and satellite facilities located in rural areas and those that receive referrals from MSA dominant hospitals or urban single hospitals. Final guidance from CMS has not been issued on the implementation of the LTACH provisions of MMSEA.
     We currently have a total of seven LTACHs. Six of our hospitals are classified as HwHs and one as freestanding. Under the provisions of the MMSEA all six of our LTACH hospitals classified as HwHs will be subject to the 75 percent limit on host hospital admission. Four of our HwH hospitals are classified as rural. Our two urban HwH locations are co-located with an MSA dominant hospital and are therefore subject to the 75 percent ceiling. Our one freestanding LTACH will not have any limits placed on admissions from any single provider. Changes in the HwH thresholds become effective for our next cost reporting period beginning September 1, 2008.
     Until the changes take effect under the provisions of the MMSEA, our six HwH locations are subject to an admission percentage ceiling of 50 percent for the cost reporting period beginning September 1, 2007 to August 31, 2008. Without the MMSEA changes, two of our six HwH facilities are located in MSA or urban areas and would be subject to a final admission percentage ceiling of 25 percent at the end of the phase-in period. Our rural HwH locations would stay at 50 percent ceiling.
     For current cost reporting period, on an individual basis, all of our LTACH locations have admitted between 49 percent and 60 percent of their patients from their host hospitals. The current threshold is 50 percent for all six HwH facilities. As of March 31, 2008, four of the six HwH locations were between 55 percent and 60 percent with the remaining two locations below 50 percent. The remaining LTACH is not an HwH; therefore, it is not subject to the limits on host hospital referrals.
     In January 2008, CMS published a proposed rule proposing to set the Medicare payment rates for LTACHs at $39,076.28 for patient discharges taking place on or after July 1, 2008 through September 30, 2009. (CMS proposed in this rule to have a 15-month rate year for 2009 in order to bring into alignment the timing of the annual update for the LTACH PPS and the annual update for the DRGs used for LTACH patients.) CMS also proposed to set the cost outlier fixed loss threshold at $21,199. Further, CMS declined to apply its one-time budget neutrality adjustment, in accordance with the MMSEA, which prohibits the Secretary of Health and Human Services from making this one-time prospective adjustment until December 29, 2010. However, in the rule CMS discussed a methodology it had developed prior to the enactment of the MMSEA for evaluating whether to propose this one-time adjustment and it requested comments on its proposed methodology. CMS indicated that as December 29, 2010 approaches, it plans to use its finalized methodology to evaluate whether to propose a one-time budget neutrality adjustment at that time. (CMS also noted that, had the MMSEA not been enacted, CMS would have proposed to use the proposed methodology at this time and to make a one-time adjustment of 3.75 percent to the standard federal rate.) CMS indicated that other MMSEA LTACH provisions that were not addressed in the proposed rule (i.e., provisions relating to the “25 percent rule,” the short stay outlier policy, the establishment of new facilities and the expanded review of medical necessity for admission and continued stay at LTACHs) would be the subject of future regulations.
     The fiscal year 2009 Inpatient Prospective Payment System (IPPS) proposed rule made several minor refinements to the severity-adjusted patient classification system established during 2008. Most notably, CMS proposed a new methodology for determining the relative weights of Medicare severity long-term care diagnostic related groups (“MS-LTC-DRGs”) with no LTACH cases in 2008. The proposed rule updates the MS-LTC-DRG relative weights for LTACHS in a budget-neutral manner. In this regulation, CMS does not propose policies implementing the provisions of the MMSEA.
     Under Medicare, we are reimbursed for rehabilitation services based on a fee schedule for services provided adjusted by the geographical area in which the facility is located. On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. This legislature allows, among other things, an annual $1,740 Medicare Part B outpatient therapy cap that was effective on January 1, 2006. CMS subsequently increased the therapy cap to $1,780 on January 1, 2007 and to $1,810 on January 1, 2008. The legislation also required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. The exception process, which was set to expire on January 1, 2007 was included in the Tax Relief and Health Care Act of 2006 and continued to function as an exception to the Medicare Part B outpatient therapy cap until January 1, 2008. The MMSEA further extended the Medicare Part B outpatient therapy cap until June 30, 2008. We cannot be assured that one or more of our outpatient rehabilitation clinics will not exceed the caps in the future.
Office of Inspector General
     The Office of Inspector General (“OIG”) has a responsibility to report both to the Secretary of the Department of Health and Human Services and to Congress any program and management problems related to programs such as Medicare. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. Each year, the OIG outlines areas it intends to study relating to a wide range of providers. In fiscal year 2007, the OIG indicated its intent to study topics relating to, among others, home health, hospice, long-term care hospitals and certain outpatient rehabilitation services. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.
Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Accounts Receivable and Allowance for Uncollectible Accounts
     At March 31, 2008, the Company’s allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 9.3%, or $7.0 million, compared to 11.3% and 10.6% at December 31, 2007 and March 31, 2007, respectively.
     The following table sets forth as of March 31, 2008, the aging of accounts receivable (based on the billing date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts:

Payor	0-30	31-60	61-90	91-120	121-150	151-180	181-240	241+	Total
			(in thousands)
Medicare	$23,288	$7,101	$2,116	$3,187	$3,093	$6,761	$1,784	$4,481	$51,811
Medicaid	551	1,463	233	790	676	1,239	714	4,115	9,781
Other	2,055	2,945	588	988	1,379	1,268	371	4,006	13,600

Total	$25,894	$11,509	$2,937	$4,965	$5,148	$9,268	$2,869	$12,602	$75,192
Allowance as a percentage of receivables	3.2%	4.3%	1.4%	4.4%	3.1%	9.0%	9.0%	33.3%	9.3%

Consolidated Net Service Revenues:
     Consolidated net service revenue for the three months ended March 31, 2008 was $83.5 million, an increase of $14.8 million, or 21.5%, from $68.7 million for the three months ended March 31, 2007. As of March 31, 2008, home-based services accounted for 81.9% of revenue and facility-based services accounted for 18.1% of revenue compared with 80.1% and 19.9%, respectively, for the comparable prior year quarter.
     Home-Based Services
     Net service revenue for home-based services for the three months ended March 31, 2008 increased $13.3 million, or 24.1%, to $68.4 million, compared to $55.1 million for the three months ended March 31, 2007. Total admissions increased 24.2% to 13,180 during the current period, versus 10,615 for the same period in 2007. Average home-based patient census for the three months ended March 31, 2008, increased 20.7% to 18,958 patients as compared with 15,712 patients for the three months ended March 31, 2007.
Organic Growth
     Organic growth includes growth on “same store” locations (owned for greater than 12 months) and growth from “de novo” locations. We calculate organic growth by dividing organic growth generated in a period by total revenue generated in the same period of the prior year. Revenue contributed by acquired agencies contributes to organic growth beginning with the thirteenth month after acquisition. In the first twelve months after an acquisition, we are able to grow the acquired agencies revenue. This growth is called internal acquisition growth (IAG). When combined, IAG and organic growth provide a more complete measure of the Company’s actual growth between two periods.
     The following table details the Company’s revenue growth and percentages for organic and total growth during the three months ended March 31, 2008.

	Same			Organic	Organic &	Organic & IAG		Total	Total
	Store(1)	De Novo(2)	Organic(3)	Growth %	IAG	Growth %	Acquired(4)	Growth	Growth %
Revenue	$57,424	$1,425	$58,849	6.9%	$60,316	9.5%	$9,514	$68,363	24.1%
Revenue Medicare	$47,286	$1,219	$48,505	8.6%	$49,928	11.7%	$8,255	$56,760	27.0%
Average Census	16,143	646	16,789	6.9%	17,374	10.6%	2,169	18,958	20.7%
Average Medicare Census	12,537	509	13,046	12.1%	13,553	16.4%	1,830	14,876	27.8%
Episodes	21,504	658	22,162	27.6%	23,537	35.5%	3,253	25,415	46.4%

(1)	Same store — location that has been in service with the Company for at greater than 12 months.

(2)	De Novo — internally developed location that has been in service with the Company for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with the Company for 12 months or less.
     Facility-Based Services.
     Net service revenue for facility-based services for the three months ended March 31, 2008, increased $1.4 million, or 10.2%, to $15.1 million compared to $13.7 million for the three months ended March 31, 2007.

Organic growth made up the total growth in this service sector during the period. Patient days increased 3.1% to 12,034 in the three months ended March 31, 2008, from 11,674 in the three months ended March 31, 2007.
Cost of Service Revenue
     Cost of service revenue for the three months ended March 31, 2008 was $41.9 million, an increase of $7.3 million, or 21.1%, from $34.6 million for the three months ended March 31, 2007. Cost of service revenue consistently represented approximately 50.0% of our net service revenue for the three months ended March 31, 2008 and 2007.
     Home-Based Services. Cost of service revenue for the home-based services was $33.4 million, an increase of $7.4 million, or 28.5%, from $26.0 million for the three months ended March 31, 2007. The following table summarizes our cost of service revenue for the periods (amounts in thousands).

	Three Months
	Ended March 31,
	2008	2007
Salaries, wages and benefits	$28,636	$22,635
Transportation	2,206	1,755
Supplies and services	2,537	1,638

Total	$33,379	$26,028

     Approximately $5.1 million of the $6.0 million increase in salaries, wages and benefits was due to acquisitions and developments that occurred in 2007 and approximately $0.9 million of the increase in salaries, wages and benefits expense relates to acquisitions and developments that occurred in the first three months of 2008. The $450,000 increase in transportation costs primarily relates to our growth and development throughout 2007. Of the $900,000 increase in supplies and services, $300,000 relates to acquisitions and development throughout 2007, while the remaining $600,000 relates to “same store” locations. Cost of home-based services revenue represented approximately 48.8% and 47.2% of our net home-based services revenue for the three months ended March 31, 2008 and 2007, respectively.
     Facility-Based Services. Cost of service revenue for the facility-based services was $8.5 million, a decrease of $0.1 million, or 1.2%, from $8.6 million for the three months ended March 31, 2007. The following table summarizes our cost of service revenue for the periods (amounts in thousands).

	Three Months
	Ended March 31,
	2008	2007
Salaries, wages and benefits	$5,534	$5,378
Transportation	76	56
Supplies and services	2,907	3,155

Total	$8,517	$8,589

     Cost of service revenue for the facility-based services represented approximately 56.3% and 62.9% of our net facility-based services revenue for the three months ended March 31, 2008 and 2007, respectively. The decrease is primarily due to increased revenue related to increased occupancy in the three months ended March 31, 2008 compared to the prior year.
Provision for Bad Debts
     Provision for bad debts for the three months ended March 31, 2008 was $3.7 million, an increase of $2.0 million, from $1.7 million for the three months ended March 31, 2007. For the three months ended March 31, 2008 the provision for bad debt was approximately 4.4% of net service revenue compare to 2.5% for the same period in 2007. The increase in the provision for bad debts as a percent of net service revenue primarily relates to commercial claims and increased collection difficulties from those payors.
General and Administrative Expenses
     Our general and administrative expenses consist primarily of the following expenses incurred by our home office and administrative field personnel:
•	Home office:
•	salaries and related benefits;

•	insurance;

•	costs associated with advertising and other marketing activities; and

•	rent and utilities;
•	Supplies and services:
•	accounting, legal and other professional services; and

•	office supplies;
•	Depreciation; and

•	Other:
•	advertising and marketing expenses;

•	recruitment;

•	field office rent; and

•	taxes.
     General and administrative expenses for the three months ended March 31, 2008 were $26.9 million compared to $20.9 million for the three months ended March 31, 2007. General and administrative expenses represented approximately 32.2% and 30.4% of our net service revenue for the three months ended March 31, 2008 and 2007, respectively. The 1.8% increase in general and administrative expenses as a percent of net service revenue relates to $1.0 million (1.2% of net service revenue) of consulting services, primarily supporting our billing and collections of patient receivables, a charge of $225,000 (0.3% of net service revenue) related to the early retirement of our credit facility with C.F. Blackburn, LLC successor by assignment to Residential Funding Company, LLC, f/k/a Residential Funding Corporation and $100,000 (0.1% of net service revenue) of legal expenses in connection with the early debt retirement.
     Home-Based Services. General and administrative expenses in the home-based services for the three months ended March 31, 2008 were $23.2 million, an increase of $6.6 million, or 39.8%, from $16.6 million for the three months ended March 31, 2007. General and administrative expenses in the home-based services segment represented approximately 33.9% and 30.2% of our net service revenue for the three months ended March 31, 2008 and 2007, respectively.
     Facility-Based Services. General and administrative expenses in the facility-based services for the three months ended March 31, 2008 were $3.7 million, a decrease of $0.6 million, or 14.0%, from $4.3 million for the three months ended March 31, 2007. General and administrative expenses in the facility-based services segment represented approximately 24.6% and 31.6% of our net service revenue for the three months ended March 31, 2008 and 2007, respectively. The decrease is primarily due to increased revenue related to increased occupancy in the three months ended March 31, 2008 compared to the prior year.
Income Tax Expense
     The effective tax rates for the three months ended March 31, 2008 and 2007 were 38.1% and 38.5%, respectively.
Minority Interest
     Minority interest expense increased $600,000 to $2.4 million for the three months ended March 31, 2008 from $1.8 million for the three months ended March 31, 2007. The increase relates to an increase in joint ventures throughout 2007 and 2008 and an increase in the income from operations related to our joint ventures.

Discontinued Operations
     Certain amounts previously disclosed for the quarter ended March 31, 2007 related to the operations of the Company’s critical access hospital have been reclassified into discontinued operations. The sale of the critical access hospital was completed on July 1, 2007.
     Net service revenue from discontinued operations for the three months ended March 31, 2008 and 2007 was $52,000 and $1.1 million, respectively. Costs, expenses and minority interest were $267,000 and $1.5 million, for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, the loss from discontinued operations after tax was $131,000 as compared to a loss from discontinued operations of $266,000 for the same period in 2007.
Liquidity and Capital Resources
     Our principal source of liquidity for operating activities is the collection of our accounts receivable, most of which are collected from governmental and third party commercial payors. Our reported cash flows from operating activities are affected by various external and internal factors, including the following:
•	Operating Results — Our net income has a significant effect on our operating cash flows. Any significant increase or decrease in our net income could have a material effect on our operating cash flows.

•	Receipt of payments from Centers for Medicare & Medicaid Services (CMS) - Operating cash flows are dependent upon our collections from CMS. Process lags within the CMS system affect our operating cash flows.

•	Start-Up Costs — Following the completion of an acquisition, we generally incur substantial start-up costs in order to implement our business strategy. There is generally a delay between our expenditure of these start-up costs and the increase in net service revenue, and subsequent cash collections, which adversely affects our cash flows from operating activities.

•	Timing of Payroll — Our employees are paid bi-weekly on Fridays; therefore, operating cash flows decline in reporting periods that end on a Friday. Conversely, for those reporting periods ending on a day other than Friday, our cash flows are higher because we have not yet paid our payroll.

•	Medical Insurance Plan Funding — We are self-funded for medical insurance purposes. Any significant changes in the amount of insurance claims submitted could have a direct effect on our operating cash flows.

•	Medical Supplies — The cost of medical supplies is a significant expense associated with our business. Any increase in the cost of medical supplies, or in the use of medical supplies by our patients, could have a material effect on our operating cash flows.
     The following table summarizes changes in cash:

	Three Months
	Ended March 31,
	2008	2007
Cash provided by operating activities	$16,515	$1,935
Cash used in investing activities	(16,477)	(6,581)
Cash used in financing activities	(121)	(1,375)

Change in cash	(83)	(6,021)
Cash and cash equivalents at beginning of period	1,155	26,877

Cash and cash equivalents at end of period	$1,072	$20,856

     Net income provided $5.3 million of operating cash flows during the three months ended March 31, 2008. Non-cash items such as depreciation and amortization, provision for bad debts, stock compensation, minority interest in earnings of subsidiaries, deferred income taxes and gain on the sale of assets totaled $7.2 million.

     Investing cash outflows increased $9.9 million during the three months ended March 31, 2008. Approximately $8.3 million of the increase relates to advanced payments in March 2008 for acquisitions effective April 1, 2008. The remaining increase is primarily due to the net effect of acquiring the Company’s current aircraft for $5.1 million offset by proceeds from selling the previous aircraft of $3.1 million.
     Financing cash outflows decreased by $1.3 million during the three months ended March 31, 2008, primarily related to the financing arrangements on the purchase of the Company’s aircraft discussed above. In February 2008 we entered into a new loan agreement with Capital One for $5.1 million and paid off our December 31, 2007 outstanding loan with a balance of $2.9 million.
     Days sales outstanding, or DSO, at March 31, 2008, was 74 days compared to 79 days at March 31, 2007. When adjusted for acquisitions and unbilled accounts receivables, DSO at March 31, 2008 was 56 days. The adjustment takes into account $16.4 million of unbilled receivables that the Company is delayed in billing due to the lag time in receiving the change of ownership after acquisitions. As of April 1, 2008, the Company has received the change of ownership approvals on $7.8 million of the $16.4 million in unbilled receivables. For the comparable period in 2007, adjusted DSO was 68 days, taking into account $8.1 million in unbilled accounts receivable.
     At March 31, 2008, we had working capital of $52.7 million compared to $61.0 million at December 31, 2007, a decrease of $8.3 million, or 13.6%. The decrease in working capital relates to an increase in current liabilities of $5.5 million, primarily in accounts payable, accrued liabilities and accrued salaries, wages and benefits at March 31, 2008 compared to December 31, 2007. Patient accounts receivable also decreased by $2.0 million as of March 31, 2008 compared to December 31, 2007.
Indebtedness
     Our total long-term indebtedness was $5.5 million at March 31, 2008 and $3.4 million at December 31, 2007, including the current portions of $632,000 and $521,000, respectively.
     On February 20, 2008, the Company terminated its credit facility agreement with C.F. Blackburn, LLC successor by assignment to Residential Funding Company, LLC, f/k/a Residential Funding Corporation (“Former Credit Facility”) and entered into a new credit facility agreement with Capital One, National Association (“New Credit Facility”). Under the terms of the Former Credit Facility, which was in effect at December 31, 2007, the Company could be advanced funds up to a defined limit of eligible accounts receivables not to exceed the borrowing limit. No amounts were outstanding under this facility at December 31, 2007. Interest accrued on any outstanding amounts at a varying rate and was based on the Wells Fargo Bank, N.A. prime rate plus 1.5 percent (9.02 percent at December 31, 2007). The annual facility fee was 0.5 percent of the total availability. The Former Credit Facility was due to expire on April 15, 2010.
     On February 20, 2008, the Company entered into the New Credit Facility, which was amended on March 6, 2008 to include an additional lender, First Tennessee Bank, N.A., to increase the line of credit from $25 million to $37.5 million and to amend the Eurodollar Margin for each Eurodollar Loan (as those terms are defined in the New Credit Facility) issued under the New Credit Facility. The New Credit Facility is unsecured, has a term of two years and a letter of credit sublimit of $2.5 million. The Company has an option to increase the line of credit to a total maximum aggregate principal amount of $50.0 million. The annual facility fee is 0.125 percent of the total availability.
     The interest rate for borrowings under the New Credit Agreement is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin as set forth below:

	Eurodollar	Base Rate
Leverage Ratio	Margin	Margin
<1.00:1.00	1.75%	(0.25)%
≥1.00:1.00<1.50:1.00	2.00%	0%
≥1.50:1.00<2.00:1.00	2.25%	0%
≥2.00:1.00	2.50%	0%

     Our New Credit Facility contains customary affirmative, negative and financial covenants. For example, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the New Credit Facility we are also required to meet certain financial covenants with respect to fixed charge coverage, leverage, working capital and liabilities to tangible net worth ratios. At March 31, 2008 and December 31, 2007, the Company was in compliance with all covenants.
     Our New Credit Facility also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.
     On February 6, 2008, the Company entered into a Loan Agreement with Capital One, National Association for a term note in the amount of $5.1 million for the purchase of a 1999 Cessna 560 aircraft. The term note is payable in 84 monthly installments of principal plus interest commencing on March 6, 2008 and ending February 6, 2015. The term note bears interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9 percent.
Contingencies
     For a discussion of contingencies, see Item 1, “Notes to Consolidated Financial Statements — Note 7 — Commitments and Contingencies” of this Form 10-Q.
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
Critical Accounting Policies
     For a discussion of critical accounting policies, see Item 1, “Notes to Consolidated Financial Statements — Note 2 — Significant Accounting Policies” of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2008, we had cash of $1.1 million. Cash in excess of requirements is deposited in highly liquid money market instruments with maturities of less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not be expected to have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.
     Our exposure to market risk relates to changes in interest rates for borrowings under the New Credit Facility we entered into in February 2008. The New Credit Facility is a revolving credit facility and as such the Company borrows, repays and reborrows amounts as needed, changing the average daily balance outstanding under the facility. Since the average daily amounts outstanding under the New Credit Facility were not significant during the first quarter, a hypothetical 100 basis point adverse move (increase) in interest rates would have only increased interest expense $2,000 for the three months ended March 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. As reported in the Company’s Form 10-K for the year ended December 31, 2007, management identified a material weakness in the Company’s internal control over financial reporting related to the process of estimating the allowance for uncollectible accounts. The Company’s process for determining the allowance for uncollectible accounts focused primarily on evaluating the appropriate percentage of gross revenues to record during a particular period. However, as of December 31, 2007, the Company did not have a process or controls in place that enabled management to appropriately evaluate, document and review the adequacy of the allowance for uncollectible accounts as of a particular period end. As a result, the Company recorded adjustments to increase the allowance for doubtful accounts by $3.9 million in the fourth quarter of 2007.
     Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007. During the first quarter of 2008, management implemented two primary measures to address the material weakness. First, the Company enhanced the controls and processes for calculating the allowance for uncollectible accounts. The enhancements include estimating and documenting the collectability of receivables at the end of a period based on the aging categories and timely review of the documentation by senior management and our outside consultants, Simione Consultants (“Simione”). Second, the Company engaged outside consultants, Simione, to oversee the Company’s billing and collection efforts with regards to commercial, managed care and non Private Fee-For-Service Medicare Advantage plan payors beginning in February 2008. Simione’s oversight has improved collection efforts and provided an additional evaluation of the collectability of the accounts.
     Although the Company’s remediation efforts with respect to the above referenced material weakness are substantially completed, management will not be able to affirmatively conclude that the internal controls over financial reporting implemented to remediate the material weakness are operating effectively until such controls are effectively operational for a period of time and are successfully tested. As of March 31, 2008, the Company’s chief executive officer and chief financial officer concluded that because additional testing is required to determine if the material weakness described in the Company’s annual report on Form 10-K for the year ended December 31, 2007 has been fully remedied, the Company did not maintain effective internal control over financial reporting as of the end of the period covered by this report.
Changes in Internal Controls
     Except for the controls implemented to address the material weakness identified in the Company’s report on Form 10-K for the year ended December 31, 2007, there have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are involved in litigation and proceedings in the ordinary course of business. We do not believe that the outcome of any of the matters in which we are currently involved, individually or in the aggregate, will have a material adverse effect upon our business, financial condition or results of operations.
ITEM 1A. RISK FACTORS.
     There have been no material changes from the Risk Factors we previously disclosed in our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None
ITEM 5. OTHER INFORMATION.
None
ITEM 6. EXHIBITS.
3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007.

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005, respectively).

4.3	Form of Stockholder Protection Rights Agreement, between LHC Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Form 8-K on March 11, 2008).

10.1	Employment Agreement between LHC Group, Inc. and Keith G. Myers dated January 1, 2008 (previously filed as Exhibit 10.1 to the Form 8-K on January 4, 2008).

10.2	Employment Agreement between LHC Group, Inc. and John L. Indest dated January 1, 2008 (previously filed as Exhibit 10.2 to the Form 8-K on January 4, 2008).

10.3	Employment Agreement by and between LHC Group, Inc. and Peter J. Roman, dated January 1, 2008 (previously filed as Exhibit 10.3 to the Form 8-K on January 4, 2008).

10.4	Employment Agreement between LHC Group, Inc. and Daryl J. Doise dated January 1, 2008, to be effective June 1, 2008 (previously filed as Exhibit 10.4 to the Form 8-K on January 4, 2008).

10.5	Loan Agreement by and between LHC Group, Inc., Palmetto Express, L.L.C. and Capital One, National Association dated February 6, 2008 (previously filed as Exhibit 10.1 to the Form 8-K on February 13, 2008).

10.6	Credit Agreement by and between LHC Group, Inc. and Capital One, National Association dated February 20, 2008 (previously filed as Exhibit 10.1 to the Form 8-K on February 25, 2008).

10.7	First Amendment to Credit Agreement by and between LHC Group, Inc., Capital One, National Association and First Tennessee Bank, N.A. dated March 6, 2008 (previously filed as Exhibit 10.1 to the Form 8-K on March 10, 2008).

10.8	Second Amendment to Credit Agreement by and between LHC Group, Inc., Capital One, National Association and First Tennessee Bank, N.A. dated March 31, 2008 (previously filed as Exhibit 10.1 to the Form 8-K on April 2, 2008).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

Date May 9, 2008	/s/ Peter J. Roman
Peter J. Roman
Senior Vice President and Chief Financial Officer