Form 10-Q
period 2008-06-30
LHC Group, Inc
filed 2008-08-07
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
     Number of shares of common stock, par value $0.01, outstanding as of August 4, 2008: 18,290,909 shares

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$2,880	$1,155
Receivables:
Patient account receivable, less allowance for uncollectible accounts of $8,913 and $8,953, respectively	59,903	70,033
Other receivables	3,578	2,425
Amounts due from governmental entities	1,249	1,459

Total receivables, net	64,730	73,917
Deferred income taxes	3,092	2,946
Prepaid expenses and other current assets	4,227	4,423
Prepaid income taxes	1,234	—
Assets held for sale	436	556

Total current assets	76,599	82,997
Property, building and equipment, net	14,610	12,523
Goodwill	94,312	62,227
Intangible assets, net	15,162	14,055
Other assets	3,460	3,183

Total assets	$204,143	$174,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$9,424	$6,103
Salaries, wages, and benefits payable	13,404	11,303
Amounts due to governmental entities	3,162	3,162
Income taxes payable	—	863
Current portion of capital lease obligations	102	88
Current portion of long-term debt	529	433

Total current liabilities	26,621	21,952
Deferred income taxes	4,218	3,243
Revolving credit facility	8,081	—
Capital lease obligations, less current portion	—	63
Long-term debt, less current portion	4,751	2,847
Minority interests subject to exchanges contract and/or put options	59	121
Other minority interests	3,371	3,388
Stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 20,830,083 and 20,725,713 shares issued and 17,876,295 and 17,775,284 shares outstanding, respectively	179	177
Treasury stock – 2,953,788 and 2,950,429 shares at cost, respectively	(2,939)	(2,866)
Additional paid-in capital	83,987	81,983
Retained earnings	75,815	64,077

Total stockholders’ equity	157,042	143,371

Total liabilities and stockholders’ equity	$204,143	$174,985

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net service revenue	$90,115	$70,564	$173,588	$139,291
Cost of service revenue	45,559	36,081	87,455	70,698

Gross margin	44,556	34,483	86,133	68,593
Provision for bad debt	3,623	2,137	7,309	3,878
General and administrative expenses	28,723	23,005	55,596	43,932

Operating income	12,210	9,341	23,228	20,783
Interest expense	(80)	(94)	(228)	(176)
Non-operating income	407	305	808	598

Income from continuing operations before income taxes and minority interest allocations	12,537	9,552	23,808	21,205
Income tax expense	3,907	3,071	7,270	6,865
Minority interest	2,259	1,107	4,698	2,914

Income from continuing operations	6,371	5,374	11,840	11,426
Loss from discontinued operations (net of income tax benefit of $24, $215, $108 and $382, respectively)	37	336	167	602

Net income	6,334	5,038	11,673	10,824
Redeemable minority interests	(36)	122	65	156

Net income available to common stockholders	$6,298	$5,160	$11,738	$10,980

Earnings per share – basic and diluted:
Income from continuing operations	$0.35	$0.30	$0.66	$0.64
Loss from discontinued operations, net	—	(0.02)	(0.01)	(0.03)

Net income	0.35	0.28	0.65	0.61
Redeemable minority interests	—	0.01	0.01	0.01

Net income available to common stockholders	$0.35	$0.29	$0.66	$0.62

Weighted average shares outstanding:
Basic	17,849,820	17,754,632	17,824,895	17,751,412
Diluted	17,883,964	17,798,952	17,875,527	17,813,395
See accompanying notes

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating activities
Net income	$11,673	$10,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,757	1,449
Provision for bad debts	7,663	4,089
Stock-based compensation expense	816	581
Minority interest in earnings of subsidiaries	4,545	2,711
Deferred income taxes	829	(337)
Gain on sale of assets	(339)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	1,240	(13,782)
Prepaid income taxes	(1,234)	(3,382)
Prepaid expenses and other assets	506	(340)
Accounts payable and accrued expenses	4,282	(1,377)
Net amounts due governmental entities	210	(56)

Net cash provided by operating activities	31,948	380

Investing activities
Purchases of property, building and equipment	(6,467)	(1,517)
Proceeds from sale of assets	3,090	—
Cash paid for acquisitions, primarily goodwill and intangible assets	(32,855)	(9,477)

Net cash used in investing activities	(36,232)	(10,994)

Financing activities
Proceeds from line of credit	30,057	—
Payments on line of credit	(21,976)	—
Proceeds from debt issuance	5,050	—
Principal payments on debt	(3,050)	(69)
Payments on capital leases	(49)	(127)
Excess tax benefits from vesting of restricted stock	33	91
Proceeds from employee stock purchase plan	253	173
Minority interest distributions, net	(4,309)	(3,013)

Net cash provided by (used in) financing activities	6,009	(2,945)

Change in cash	1,725	(13,559)
Cash at beginning of period	1,155	26,877

Cash at end of period	$2,880	$13,318

Supplemental disclosures of cash flow information
Interest paid	$228	$148

Income taxes paid	$8,485	$11,336

See accompanying notes.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
     LHC Group, Inc. (the “Company”) is one of the largest providers of home nursing services in the United States providing quality cost effective health care services to patients within the comfort and privacy of their home or place of residence. The Company provides home-based services, primarily through home nursing agencies and hospices and facility-based services, primarily through long-term acute care hospitals and outpatient rehabilitation clinics. As of the date of this report, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Louisiana, Alabama, Arkansas, Mississippi, Texas, Virginia, West Virginia, Kentucky, Florida, Georgia, Tennessee, Ohio and Missouri. During the six months ending June 30, 2008, the Company acquired 20 home health agencies, one hospice and initiated operations at eight home health agencies.
Unaudited Interim Financial Information
     The unaudited consolidated balance sheet as of June 30, 2008, the related consolidated statements of income for the three and six months ended June 30, 2008 and 2007, consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 and related notes (collectively, these statements are referred to herein as the “interim financial information”) have been prepared by LHC Group, Inc. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 17, 2008, which includes information and disclosures not included herein.
2. Significant Accounting Policies
Use of Estimates
     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reporting period. Actual results could differ from those estimates.
Critical Accounting Policies
     The most critical accounting policies relate to the principles of consolidation, revenue recognition and accounts receivable and allowances for uncollectible accounts.
Principles of Consolidation
     The consolidated financial statements include all subsidiaries and entities controlled by the Company. “Control” is generally defined by the Company as ownership of a majority of the voting interest of an entity. The consolidated financial statements include entities in which the Company receives a majority of the entities’ expected residual returns, absorbs a majority of the entity’s expected losses, or both, as a result of ownership, contractual or other financial interests in the entity.

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
Equity Joint Ventures
     The Company’s joint ventures are structured as limited liability companies in which the Company typically owns a majority equity interest ranging from 51 to 99 percent. Each member of all but one of the Company’s equity joint ventures participates in profits and losses in proportion to their equity interests; the Company has one joint venture partner whose participation in losses is limited. The Company consolidates these entities as the Company receives a majority of the entities’ expected residual returns, absorbs a majority of the entities’ expected losses and generally has voting control over the entity.
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
Management Services
     The Company has various management services agreements under which the Company manages certain operations of agencies and facilities. The Company does not consolidate these agencies or facilities, because the Company does not have an ownership interest and does not have a right to receive a majority of the agencies’ or facilities’ expected residual returns or an obligation to absorb a majority of the agencies’ or facilities’ expected losses.
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Wholly-owned subsidiaries	49.2%	46.9%	48.0%	46.2%
Equity joint ventures	46.9	41.0	48.1	41.5
License leasing arrangements	2.1	10.0	2.1	9.8
Management services	1.8	2.1	1.8	2.5

	100.0%	100.0%	100.0%	100.0%

Revenue Recognition
     The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered. Under Medicare, the Company’s home nursing patients are classified into a group referred to as a home health resource group prior to the receipt of services. Based on the home health resource group, the Company is entitled to receive a prospective Medicare payment for delivering care over a 60-day period referred to as an episode. Medicare adjusts these prospective payments based on a variety of factors, such as low utilization, patient transfers and the level of services provided. In calculating the Company’s reported net service revenue from home nursing services, the Company adjusts the prospective Medicare payments by an estimate of the adjustments. The adjustments are calculated using a historical average of prior adjustments. For home nursing services, the Company recognizes revenue based on the number of days elapsed during the episode of care within the reporting period.

     Revenue is recognized as services are provided for the Company’s long-term acute care hospitals. Under Medicare, patients in the Company’s long-term acute care facilities are classified into long-term diagnosis-related groups. Medicare provides a fixed payment, based on the group classification, which is subject to adjustments due to factors such as short stays. The net service revenue for the period is reduced for the prospective payment amounts by an estimate of the adjustments. The Company calculates the adjustment based on a historical average of prior adjustments for claims paid.
     Medicare pays the Company a per diem payment for hospice services. The Company receives one of four predetermined daily or hourly rates based upon the level of care the Company provided. The Company records net service revenue from hospice services based on the daily or hourly rate. The Company recognizes revenue for hospice as services are provided.
     Under Medicare, the Company is reimbursed for rehabilitation services based on a fee schedule for services provided, which is adjusted based on the geographical area in which the facility is located. The Company recognizes revenue as the services are provided.
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
     The Company records management services revenue as services are provided in accordance with the various management services agreements to which the Company is a party. As described in the agreements, the Company provides billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency or inpatient rehabilitation facility. The Company is responsible for the costs associated with the locations and personnel required for the provision of the services. The Company is generally compensated based on a percentage of net billings or an established base fee. The Company is also eligible to earn incentive compensation on certain of the management agreements.
     Net service revenue was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Home-based services	84.8%	82.2%	83.4%	81.2%
Facility-based services	15.2	17.8	16.6	18.8

	100.0%	100.0%	100.0%	100.0%

     The following table sets forth the percentage of net service revenue earned by category of payor:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Payor:
Medicare	82.9%	82.0%	82.7%	82.0%
Medicaid	5.4	5.6	5.3	5.9
Other	11.7	12.4	12.0	12.1

	100.0%	100.0%	100.0%	100.0%

Home-Based Services
     Home Nursing Services. The Company receives a standard prospective Medicare payment for delivering care. The base payment, established through federal legislation, is a flat rate that is adjusted upward or downward based upon differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity and service utilization. The magnitude of the adjustment is determined by each patient’s categorization into one of 153 payment groups, known as home health resource groups, and the costliness of care for patients in each group relative to the average patient. The Company’s payment is also adjusted for differences in local prices using the hospital wage index. The Company performs payment variance analyses to verify that the models used in projecting total net service revenue are accurately reflecting the payments to be received.
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
     Hospice Services. The Company’s Medicare hospice reimbursement is based on a prospective payment system, which is updated annually. Hospice payments are subject to two caps. One cap relates to individual programs receiving more than 20 percent of their total Medicare reimbursement from inpatient care services. The second cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. None of the Company’s hospices exceeded either cap during the six months ended June 30, 2008 or 2007.
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
     Outpatient Therapy Services. Outpatient therapy services are reimbursed based on a fee schedule, subject to annual limitations. Outpatient therapy providers receive a fixed fee for each procedure performed, adjusted for geographical area in which the facility is located. The Company recognizes revenue as the services are provided. There are also annual Medicare beneficiary caps that limit Medicare coverage for outpatient therapy services.
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
     Medicare reimbursement is a prospectively set amount that can be determined at the time services are rendered. Medicaid reimbursement is based on a predetermined fee schedule applied to each individual service provided by the Company. The Company’s managed care contracts are structured similar to either the Medicare or Medicaid payment methodologies. Because of the payor mix, the Company is able to calculate the actual amount due at the patient level and adjust the gross charges to the actual amount expected to be received for services at the time of billing. An estimated contractual allowance is therefore not needed at the time the Company reports net service revenue for each reporting period.
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
     The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average number of shares outstanding for basic per share calculation	17,849,820	17,754,632	17,824,895	17,751,412
Effect of dilutive potential shares:
Options	2,379	7,871	2,789	7,856
Restricted stock	31,765	36,449	47,843	54,127

Adjusted weighted average shares for diluted per share calculation	17,883,964	17,798,952	17,875,527	17,813,395

Minority Interest Subject to Exchange Contracts
     One of the Company’s joint venture agreements allows the minority interest holders to put their minority interest to the Company. The put option allows the minority interest holder to exchange their minority interest for cash based on the joint venture’s EDITDA for the prior fiscal year and the Company’s stock price. During the first quarter of 2008, certain minority interest holders redeemed their interest in the joint venture, resulting in a cash payment of approximately $89,000. In connection with the partial redemption of certain minority interests, the Company decreased minority interests by approximately $84,000 and increased retained earnings by the same amount, representing the fair value at December 31, 2007 of the shares converted during the first quarter of 2008. Simultaneously, the Company recorded goodwill of $89,000 to represent the value of the minority interests redeemed. The Company also recorded a mark to market expense of $19,000 for the six months ended June 30, 2008. As of June 30, 2008, all but two of the minority interest holders have converted their interests to cash.
Reclassifications
     Excess tax benefits from the vesting of restricted stock has been reclassified from operating activities to financing activities on the Consolidated Statement of Cash Flows for the six months ended June 30, 2007 to conform to the current year presentation.
Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at fair value on the acquisition-date, with limited exceptions. SFAS 141R changes the accounting treatment and disclosure requirements for certain items in a business combination. For instance, acquisition-related costs, with the exception of debt or equity issuance costs, are to be recognized as an expense in the period that the costs are incurred and the services are received. Currently, these costs are included as part of the purchase price and allocated to the assets acquired including goodwill. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Early adoption is prohibited. The Company expects SFAS 141R will have an effect on accounting for business combinations once adopted but the effect is dependent upon acquisitions subsequent to adoption.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management has not yet completed its evaluation of the potential effect of the adoption of SFAS 160 on the Company’s consolidated financial position, results of operations and cash flows.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in operations. SFAS 159 was effective for the Company beginning in the first quarter of 2008. The Company did not elect to fair value any eligible items during the first quarter of 2008.

Therefore, the adoption of SFAS 159 did not affect the Company’s consolidated financial position, results of operations or cash flows.
3. Acquisitions and Divestitures
     The following acquisitions were completed pursuant to the Company’s strategy of becoming the leading provider of post-acute health care services in the United States. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and the target market’s potential cash flows. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy.
    2008 Acquisitions
     During the six months ended June 30, 2008, the Company acquired the existing operations of three entities operating a total of 16 agencies and a majority ownership in four entities operating a total of five agencies. The total purchase price for the acquisitions was $32.5 million, including $1.2 million of acquisition costs. Goodwill of $31.5 million was assigned to the home-based services segment related to the acquisitions, of which $9.0 million is not deductible for income tax purposes. The Company also acquired an additional ownership interest in one of its majority-owned hospitals for $1.0 million, paid by issuing 51,736 shares of its common stock. Goodwill of $1.0 million related to this acquisition, which is nondeductible for income tax purposes, was assigned to the facility-based services segment.
     The allocation of the purchase price for certain acquisitions during the six months ended June 30, 2008 has not been finalized and is subject to change upon completion of final valuation.
     In conjunction with certain minority interest holders redeeming their interest in one of the Company’s joint ventures, $89,000 of goodwill, which is not deductible for income tax purposes, was recognized in the facility-based services segment. See Footnote 7 for further detail.
     The changes in recorded goodwill by segment for the six months ended June 30, 2008 were as follows:

Six Months
Ended
June 30, 2008
(in thousands)
Home-based services segment:
Balance at December 31, 2007	$57,884
Goodwill acquired during the period from acquisitions	30,962

Balance at June 30, 2008	$88,846

Facility-based services segment:
Balance at December 31, 2007	$4,343
Goodwill acquired during the period from redemption of minority interest	1,123

Balance at June 30, 2008	$5,466

     There were no dispositions during the six months ended June 30, 2008.
     The above transactions were considered to be immaterial individually and in the aggregate. Accordingly, no supplemental pro forma information is required.
4. Credit Arrangements
Long-Term Debt

     Long-term debt consisted of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Notes payable:
Due in monthly installments of $28,056 through February 2015 at LIBOR plus 1.90% (5.06% at June 30, 2008)	$4,938	$—
Due in monthly installments of $12,500 through November 2009 at 5.78%	192	260
Due in yearly installments of $50,000 through August 2010 at 6.25%	150	150
Due in monthly installments of $20,565 through October 2015 at LIBOR plus 2.25% (6.71% at December 31, 2007)	—	2,870

	5,280	3,280
Less current portion of long-term debt	529	433

	$4,751	$2,847

     In February 2008, the Company entered into a loan agreement with Capital One, National Association (“Capital One”) for a term note in the amount of $5.1 million for the purchase of a 1999 Cessna 560 aircraft. The aircraft is collateral for the term note, which is payable in 84 monthly installments of principal plus interest commencing on March 6, 2008 and ending on February 6, 2015. The term note bears interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9 percent.
     On February 28, 2008, the Company paid its prior promissory note with Bancorp Equipment Finance, Inc. in full. The note was collateralized by the Company’s previous aircraft, which was sold in February 2008 for $3.1 million. The sale resulted in a gain of $315,000.
     Certain of the Company’s loan agreements contain restrictive covenants, including limitations on indebtedness and the maintenance of certain financial ratios. At June 30, 2008 and December 31, 2007, the Company was in compliance with all covenants.
Credit Facilities
     On February 20, 2008, the Company entered into a new credit facility agreement with Capital One (“New Credit Facility”), which was amended on March 6, 2008 to include an additional lender, First Tennessee Bank, N.A., to increase the line of credit from $25 million to $37.5 million and to amend the Eurodollar Margin for each Eurodollar Loan (as those terms are defined in the New Credit Facility) issued under the New Credit Facility. The Credit Agreement was amended and restated on June 12, 2008 to add Branch Banking and Trust Company as a Lender and to increase the maximum aggregate principal amount of the line of credit from $37.5 million to $75.0 million. The New Credit Facility is unsecured, has a term of two years and a letter of credit sublimit of $2.5 million. The annual facility fee is 0.125 percent of the total availability. The interest rate for borrowings under the New Credit Agreement is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin based on the Leverage Ratio as defined in the New Credit Facility. At June 30, 2008, $8.1 million was outstanding under the New Credit Facility.
     On February 20, 2008, the Company terminated its credit facility agreement with C.F. Blackburn, LLC successor by assignment to Residential Funding Company, LLC, f/k/a Residential Funding Corporation (“Former Credit Facility”). No amounts were outstanding under this facility at December 31, 2007. The Former Credit Facility was due to expire on April 15, 2010.
5. Income Taxes
     The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expense, respectively. As of June 30, 2008, the Company has no unrecognized tax benefit and no accrued interest or penalties relating to unrecognized income tax benefits recognized in the statements of income.

     The Company is subject to both federal and state income tax for jurisdictions in which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2003.
6. Stockholders’ Equity
     The following table summarizes the activity in stockholders’ equity for the six months ended June 30, 2008 (amounts in thousands, except share data):

	Common Stock				Additional
	Issued		Treasury		Paid-In	Retained
	Amount	Shares	Amount	Shares	Capital	Earnings	Total
Balances at December 31, 2007	$177	20,725,713	$(2,866)	2,950,429	$81,983	$64,077	$143,371
Net income	—	—	—	—	—	11,673	11,673
Issuance of common stock to joint venture partners in exchange for a portion of their minority ownership	1	51,736	—	—	1,033	—	1,034
Nonvested stock compensation	—	—	—	—	816	—	816
Issuance of non-vested restricted stock	—	39,659	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(73)	3,359	—	—	(73)
Excess tax benefits from issuance of nonvested stock	—	—	—	—	(97)	—	(97)
Issuance of common stock under Employee Stock Purchase Plan	1	12,975	—	—	252	—	253
Recording minority interest in joint venture at redemption value	—	—	—	—	—	65	65

Balances at June 30, 2008	$179	20,830,083	$(2,939)	2,953,788	$83,987	$75,815	$157,042

Issuance of Common Stock
     As discussed in Footnote 3, the Company issued 51,736 shares of common stock to purchase an additional ownership percentage in one of its majority-owned hospitals. The stock was valued as of May 14, 2008, the effective date of the acquisition.
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
Stock Options
     As of June 30, 2008, 19,000 options were issued and exercisable. During the six months ended June 30, 2008 and 2007, no options were forfeited and no options were granted. There were no options exercised during the six months ended June 30, 2008. During the six months ended June 30, 2007, 2,000 options were exercised.
Nonvested Stock

     During the six months ended June 30, 2008, 16,100 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. All of these shares vest one year from the grant date. During the six months ended June 30, 2008, 124,528 nonvested shares were granted to employees pursuant to the 2005 Long-Term Incentive Plan. All of these shares vest over a five year period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair value of nonvested shares granted during the six months ended June 30, 2008 was $17.00.
     The following table represents the nonvested stock activity for the six months ended June 30, 2008:

		Weighted
		average
	Number of	grant date
	Shares	fair value
Nonvested shares outstanding at December 31, 2007	218,832	$24.83
Granted	140,628	$17.00
Vested	(39,659)	$26.22
Forfeited	(19,572)	$22.38

Nonvested shares outstanding at June 30, 2008	300,229	$22.10
     As of June 30, 2008, there was $7.0 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 3.9 years. The total fair value of shares vested in the six months ended June 30, 2008 and 2007 was $1.0 million and $419,000, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $816,000 and $581,000 of compensation expense related to nonvested stock grants in the six months ended June 30, 2008 and 2007, respectively.
Employee Stock Purchase Plan
     The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95 percent of the market price on the last day of the calendar quarter. There are 250,000 shares reserved for the plan. The Company issued 5,658 shares of common stock under the plan at a per share price of $23.73 during the three months ended March 31, 2008 and 7,317 shares at a per share price of $15.96 during the three months ended June 30, 2008. As of June 30, 2008 there were 213,036 shares available for future issuance.
7. Commitments and Contingencies
Contingencies
     The terms of several joint venture operating agreements provide buy/sell terms that would require the Company to either purchase or sell the existing membership interest in the joint venture upon receipt of the notice to exercise the provision. Both the Company and its joint venture partners have the right to exercise the buy/sell agreement. The party receiving the exercise notice has the right to purchase the interests held by the other party, sell its interests to the other party, or dissolve the partnership. The purchase price formula for the interests is set forth in the joint venture agreement and is generally based on a multiple of the earnings before income taxes and depreciation and amortization of the joint venture. The Company has not received notice from any joint venture partners of their intent to exercise the terms of the buy/sell agreement nor has the Company notified any joint venture partners of its intent to exercise the terms of the buy/sell agreement.
     The Company is involved in various legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes the outcome of pending litigation will not have a material adverse effect, after considering the effect of the Company’s insurance coverage, on the Company’s consolidated financial statements.
Compliance

     The laws and regulations governing the Company’s operations, along with the terms of participation in various government programs, regulate how the Company does business, the services offered and its interactions with patients and the public. These laws and regulations and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could materially and adversely affect the Company’s operations and financial condition.
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
     The Company anticipates there may be changes to the standard episode-of-care payment from Medicare in the future. Due to the uncertainty of the revised payment amount, the Company cannot estimate the effect that changes in the payment rate, if any, will have on its future financial statements.
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
8. Segment Information
     The Company’s segments consist of home-based services and facility-based services. Home-based services include home nursing services and hospice services. Facility-based services include long-term acute care services and outpatient therapy services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended June 30, 2008
	Home-Based	Facility-Based
	Services	Services	Total
		(in thousands)
Net service revenue	$76,419	$13,696	$90,115
Cost of service revenue	37,443	8,116	45,559
Provision for bad debts	3,085	538	3,623
General and administrative expenses	25,058	3,665	28,723
Operating income	10,833	1,377	12,210
Interest expense	(62)	(18)	(80)
Non-operating income	360	47	407
Income from continuing operations before income taxes and minority interest	11,131	1,406	12,537
Minority interest	1,978	281	2,259
Income from continuing operations before income taxes	9,153	1,125	10,278
Total assets	$181,362	$22,781	$204,143

	Three Months Ended June 30, 2007
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$57,992	$12,572	$70,564
Cost of service revenue	27,711	8,370	36,081
Provision for bad debts	1,422	715	2,137
General and administrative expenses	19,375	3,630	23,005
Operating income (loss)	9,484	(143)	9,341
Interest expense	(63)	(31)	(94)
Non-operating income	213	92	305
Income (loss) from continuing operations before income taxes and minority interest	9,634	(82)	9,552
Minority interest	987	120	1,107
Income (loss) from continuing operations before income taxes	8,647	(202)	8,445
Total assets	$129,856	$33,205	$163,061

	Six Months Ended June 30, 2008
	Home-Based	Facility-Based
	Services	Services	Total
		(in thousands)
Net service revenue	$144,782	$28,806	$173,588
Cost of service revenue	70,822	16,633	87,455
Provision for bad debts	6,331	978	7,309
General and administrative expenses	48,219	7,377	55,596
Operating income	19,410	3,818	23,228
Interest expense	(163)	(65)	(228)
Non-operating income	645	163	808
Income from continuing operations before income taxes and minority interest	19,892	3,916	23,808
Minority interest	3,717	981	4,698
Income from continuing operations before income taxes	16,175	2,935	19,110
Total assets	$181,362	$22,781	$204,143

	Six Months Ended June 30, 2007
	Home-Based	Facility-Based
	Services	Services	Total
		(in thousands)
Net service revenue	$113,058	$26,233	$139,291
Cost of service revenue	53,739	16,959	70,698
Provision for bad debts	2,646	1,232	3,878
General and administrative expenses	35,986	7,946	43,932
Operating income	20,687	96	20,783
Interest expense	(116)	(60)	(176)
Non-operating income	416	182	598
Income from continuing operations before income taxes and minority interest	20,987	218	21,205
Minority interest	2,408	506	2,914
Income (loss) from continuing operations before income taxes	18,579	(288)	18,291
Total assets	$129,856	$33,205	$163,061

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
           This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:
▪	our expectations regarding financial condition or results of operations for periods after June 30, 2008;

▪	our critical accounting policies;

▪	our business strategies and our ability to grow our business;

▪	our participation in the Medicare and Medicaid programs;

▪	the reimbursement levels of Medicare and other third-party payors;

▪	the prompt receipt of payments from Medicare and other third-party payors;

▪	our future sources of and needs for liquidity and capital resources;

▪	the value of our investments;

▪	the effect of any changes in market rates on our operations and cash flows;

▪	our ability to obtain financing;

▪	our ability to make payments as they become due;

▪	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

▪	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

▪	the value of our proprietary technology;

▪	the impact of legal proceedings;

▪	our insurance coverage;

▪	the costs of medical supplies;

▪	our competitors and our competitive advantages;

▪	our ability to attract and retain valuable employees;

▪	the payment of dividends;

▪	the price of our stock;

▪	our compliance with environmental, health and safety laws and regulations;

▪	our compliance with health care laws and regulations;

▪	our compliance with Security and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

▪	the impact of federal and state government regulation on our business; and

▪	the impact of changes in our future interpretations of fraud, anti-kickbacks or other laws.
     The forward-looking statements contained in this report reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A “Risk Factors,” included in this report and in other of our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K for the year ended December 31, 2007. This report should be read in conjunction with that annual report on Form 10-K, and all our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, made with the SEC through the date of this report.
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
Overview
     We provide post-acute health care services, through our home nursing agencies, hospices, long-term acute care hospitals (“LTACHs”) and an outpatient rehabilitation clinic. Our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana. Since then, we have grown to 198 service providers in Louisiana, Mississippi, Alabama, Texas, Arkansas, Virginia, West Virginia, Kentucky, Florida, Tennessee, Georgia, Ohio and Missouri as of June 30, 2008.
Segments
     We operate in two segments for financial reporting purposes: home-based services and facility-based services. During the three months ended June 30, 2008 and 2007, home-based services accounted for 84.8% and 82.2%, respectively, of our net service revenue and 83.4% and 81.2% for the six months ended June 30, 2008 and 2007, respectively. The remaining net service revenue balance relates to our facility-based services segment.
     Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of June 30, 2008, we owned and operated 167 home nursing locations, 10 hospices, two private duty agencies and two diabetes self management companies. We also manage the operations of four locations in which we have no ownership interest. Of our 185 home-based services locations, 107 are wholly-owned by us, 67 are majority-owned or controlled by us through joint ventures, seven are license lease arrangements and we manage the operations of the remaining four locations. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and development throughout the United States. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will increase.

     We provide facility-based services principally through our LTACHs and an outpatient rehabilitation clinic. As of June 30, 2008, we owned and operated four long-term acute care hospitals with seven locations, of which all but one are located within host hospitals. We also owned and operated one outpatient rehabilitation clinic, two medical equipment locations, a health club and a pharmacy. Of these twelve facility-based services locations, six are wholly-owned by us and six are majority-owned or controlled by us through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Due to our emphasis on expansion through the acquisition and development of home nursing agencies, we anticipate that the percentage of our net service revenue and operating income derived from our facility-based services will decline.
Recent Developments
Medicare
     Home-Based Services. The base payment rate for Medicare home nursing in 2008 is $2,270.32 per a 60-day episode. Since the inception of the prospective payment system in October 2000, the base episode rate payment has varied due to both the impact of annual market basket based increases and Medicare-related legislation. Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. The Centers for Medicare & Medicaid Services (“CMS”) establish the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.
     In August 2007, CMS released a final rule, updating and making major refinements to the Medicare home health prospective payment system for 2008 (the “Final Rule”). The Final Rule, including any amendments thereto, was effective on January 1, 2008. CMS instituted these changes to the home health payment system to account for reported increases over the past several years in the home health case-mix, which CMS believes have been caused by changes in home health agencies (“HHA”) coding practices and documentation – not by the treatment of resource-intense patients. CMS thus designed the new case-mix model to better predict the resource-intensity required by home health beneficiaries over the 60-day episode of care, which would, in turn, improve the accuracy of Medicare reimbursement to HHAs. To effectuate the improvements, the new model does the following: (1) enables more precise coding for co-morbidities and the differing health characteristics of longer-stay patients; (2) accounts more accurately for the effect of rehabilitation services on resource use; and (3) lessens the risk of overutilization of therapy services by replacing the single threshold (10 visits per episode) with three thresholds (at 6, 14 and 20 visits), as well as a graduated bonus system based on severity between each threshold.
     Also, to address the increases in case-mix that CMS views as unrelated to home health patients’ clinical conditions, the Final Rule implemented a reduction in the national standardized 60-day episode payment rate for four years. A 2.75 percent reduction began in 2008 and will continue for three years, with a 2.71 percent reduction in the fourth year. Also, in the Final Rule, CMS finalized the market basket increase of 3.0 percent, a 0.1 percent increase from the proposed rule. When the market basket update is viewed in conjunction with – (1) the 2.75 percent reduction in home health payment rates for 2008; (2) the implementation of the new case-mix adjustment system; (3) the changes in the wage index; and (4) the other changes made in the Final Rule – CMS predicts a 0.8 percent increase in payments for urban HHAs and a 1.77 percent decrease in payments for rural HHAs. Collectively, the changes in the final rule (not including the case-mix or wage index adjustments) decrease the national 60-day episode payment rate for HHAs from the 2007 level of $2,339.00 to $2,270.32 in 2008.
     In July 2008, the U.S. Senate passed H.R. 6331 (The Medicare Improvement for Patients and Providers Act of 2008) which preserved the 2009 market basket inflation updates for Medicare home health care and hospice providers. The market basket increase for home health care and hospice providers is currently estimated to be 3.0 percent for 2009. The Medicare Improvement for Patients and Providers Act of 2008 did not include a rural add-on for home health providers in 2009.
     In June 2007, CMS announced a 3.3 percent rate increase for hospice care and hospice services provided during the twelve-month period beginning on October 1, 2007 through September 30, 2008. In addition, CMS also announced that the hospice cap amount for the year ending October 31, 2007 was $21,410.

Facility-Based Services. LTACHs are primarily engaged in the hospital treatment of medically complex patients requiring long inpatient stays. In doing so, they utilize a physician directed multi-disciplinary team of health care practitioners. Patients are assessed before admission for appropriateness and, if admitted, an individualized goal oriented treatment plan is developed with re-assessments occurring at least weekly.
     Until 2002, LTACHs were paid by Medicare on a “reasonable cost” basis. Since that time, LTACHs are paid under a prospective payment system called MS-LTC-DRGs which, rather than cost, pays based on the resources typically utilized to care for patients with the same diagnoses. The standard Medicare rate per discharge for fiscal year 2009 is $39,114.36. Payments are increased or decreased from the standard rate to account for age, co-morbidities, complications, and procedures.
     Beginning in 2004, LTACHs that are co-located with another hospital have special payment limitations if certain percentage thresholds of Medicare patients are admitted from the co-located hospital. Six of our LTACH locations are co-located.
     On December 29, 2007, the Medicare, Medicaid, and SCHIP Extension Act (“MMSEA”) became effective. Under MMSEA, the percentage threshold for each of our co-located facilities was increased to 75 percent. Consequently, beginning with our next cost reporting year, September 1, 2008, there will be no reduction in Medicare reimbursement unless more than 75 percent of Medicare patients are admitted from the co-located hospital. As none of our locations have ever admitted more than 60 percent of its Medicare patients from a co-located hospital, the MMSEA percentage threshold increase should have a positive impact on the Company.
     In addition to the percentage threshold increase, MMSEA created a three year moratorium, absent qualification for narrow exceptions, on new LTACHs and satellite facilities of LTACHs, as well as a prohibition on bed increases in existing facilities. Accordingly, competition among LTACH providers during the moratorium should be limited. MMSEA also provided for a three year delay in a scheduled 3.75 percent payment reduction in the LTACH Standard Rate, as well as a delay in reduction in payments for very short stay patients.
     MMSEA also imposed new criteria on providers in order to be paid as an LTACH. In addition to being required to maintain an average length of stay for Medicare patients in excess of 25 days, all LTACHs must now be primarily engaged in providing inpatient services by or under the supervision of a physician to Medicare beneficiaries whose medically complex condition require a long stay. Also, LTACHs must now document in the Medicaid record a patient review process that screens patients prior to admission for appropriateness; validates within 48 hours of admission that patients meet admission criteria for long term care hospitals; regularly evaluates patients throughout their stay for continuation of LTACH care; and assesses the available discharge options when patients no longer meet continued stay criteria. In addition, the LTACH must have active physician involvement with patients during their treatment through an organized medical staff, physician directed treatment with physician on-site availability on a daily basis to review patient progress. Consulting physicians must be “on call” and capable of being at the patient’s side within a moderate amount of time.
     MMSEA also requires the Secretary of Health and Human Services to conduct a study and report to Congress within 18 months on the establishment of a new LTACH payment system based on the establishment of LTACH facility and patient criteria for purposes of determining medical necessity, appropriateness of admission and continued stay.
     Finally, MMSEA also established expanded medical necessity review by fiscal intermediaries and Medicare administrative contractors. The reviews are retroactive to October 1, 2007, and must guarantee that at least 75 percent of overpayments to LTACHs for medically unnecessary services are recovered.
     Under Medicare, the Company is reimbursed for rehabilitation services based on a fee schedule for services provided adjusted by the geographical area in which the facility is located. On February 1, 2006, Congress passed the Deficit Reduction Act of 2005, which implemented, among other things, an annual $1,740 Medicare Part B outpatient therapy cap that was effective on January 1, 2006. CMS subsequently increased the therapy cap to $1,780 on January 1, 2007, and to $1,810 January 1, 2008. The legislation also required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. The exception process, which was set to expire on January 1, 2007, was included in the Tax Relief and Health Care Act of 2006 and continued to function as an exception to the Medicare Part B outpatient therapy cap until January 1, 2008. The MMSEA further extended the Medicare Part B outpatient therapy cap until June 30, 2008. H.R. 6331 extended the therapy cap exception for outpatient rehabilitation clinics to December 31, 2009.
Office of Inspector General
     The Office of Inspector General (“OIG”) has a responsibility to report both to the Secretary of the Department of Health and Human Services and to Congress any program and management problems related to programs such as Medicare. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. Each year, the OIG outlines areas it intends to study relating to a wide range of providers. In its fiscal year 2008 workplans, the OIG indicated its intent to study topics relating to, among others, home health, hospice, long-term care hospitals and certain outpatient rehabilitation services. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.
Results of Operations
Accounts Receivable and Allowance for Uncollectible Accounts
     At June 30, 2008, the Company’s allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 13.0%, or $8.9 million, compared to 11.3% at December 31, 2007.
     The following table sets forth as of June 30, 2008, the aging of accounts receivable (based on the billing date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable:

Payor	0-30	31-60	61-90	91-120	121-150	151-180	181-240	241+	Total
	(in thousands)
Medicare	$20,662	$1,042	$3,354	$3,170	$2,746	$2,952	$1,174	$7,986	$43,086
Medicaid	2,667	474	745	540	535	976	519	3,405	9,861
Other	6,429	1,092	1,355	985	972	1,450	406	3,180	15,869

Total	$29,758	$2,608	$5,454	$4,695	$4,253	$5,378	$2,099	$14,571	$68,816
Allowance as a percentage of receivable	4.9%	9.9%	6.4%	5.7%	6.6%	17.1%	25.3%	33.2%	13.0%
     For home-based services, we calculate the allowance for uncollectible accounts as a percentage of total patient receivables. The percentage changes depending on the payor and increases as the patient receivables age. For facility-based services, we calculate the allowance for uncollectible accounts based on a claim by claim review. As a result, the allowance percentages presented in the table above vary between aging categories because of the mix of claims in each category.
Consolidated Net Service Revenues:
     Consolidated net service revenues for the three months ended June 30, 2008 was $90.1 million, an increase of $19.5 million, or 27.7%, from $70.6 million for the three months ended June 30, 2007. For the three months ended June 30, 2008, home-based services accounted for 84.8% of revenue and facility-based services accounted for 15.2% of revenue compared with 82.2% and 17.8%, respectively, for the comparable quarter last year.
     Consolidated net service revenues for the six months ended June 30, 2008 was $173.6 million, an increase of $34.3 million, or 24.6%, from $139.3 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, home-based services accounted for 83.4% of revenue and facility-based services accounted for 16.6% of revenue compared with 81.2% and 18.8%, respectively, for the comparable period in the prior year.
     Home-Based Services. Net service revenue for home-based services for the three months ended June 30, 2008 was $76.4 million, an increase of $18.4 million, or 31.8%, from $58.0 million for the three months ended June 30, 2007. Total admissions increased 24.7% to 13,499 during the current period, versus 10,825 for the same period in 2007. Average home-based patient census for the three months ended June 30, 2008, increased 25.7% to 20,469 patients as compared with 16,283 patients for the three months ended June 30, 2007.
     Net service revenue for home-based services for the six months ended June 30, 2008 was $144.8 million, an increase of $31.7 million, or 28.1%, from $113.1 million for the six months ended June 30, 2007. Total admissions increased 24.4% to 26,679 during the current period, versus 21,440 for the same period in 2007. Average home-based patient census for the six months ended June 30, 2008, increased 23.1% to 19,714 patients as compared to 16,009 patients for the six months ended June 30, 2007.
     As detailed in the table below, the increase in revenue is explained by organic growth, our internal acquisition growth, as defined below, and the growth from our acquisitions during the three and six months ended June 30, 2008.
     Organic Growth
     Organic growth includes growth on “same store” locations (those owned for greater than 12 months) and growth from “de novo” locations. We calculate organic growth by dividing organic growth generated in a period by total revenue generated in the same period of the prior year. Revenue from acquired agencies contributes to organic growth beginning with the thirteenth month after acquisition. During the first twelve months after an acquisition, we are able to grow the acquired agencies revenue. This growth is called internal acquisition growth (“IAG”). Internal growth, or the combination of IAG and organic growth, provides a more complete measure of the Company’s actual growth between two periods.
     The following table details the Company’s revenue growth and percentages for organic and total growth:
Three Months Ended June 30, 2008 (in thousands except census and episode data)

	Same			Organic	Internal	Internal		Total	Total
	Store(1)	De Novo(2)	Organic(3)	Growth %	Growth(4)	Growth %	Acquired(5)	Growth	Growth %
Revenue	$62,093	$2,291	$64,384	11.0%	$65,901	13.6%	$12,035	$76,419	31.7%

Revenue Medicare	$51,171	$1,936	$53,107	13.1%	$54,551	16.1%	$10,345	$63,452	35.1%

Average Census	16,044	627	16,671	2.4%	17,369	6.7%	3,798	20,469	25.7%

Average Medicare Census	12,757	508	13,265	8.5%	13,852	13.3%	3,279	16,544	35.4%

Episodes	23,416	747	24,163	24.2%	25,608	31.6%	4,762	28,925	48.7%

(1)	Same store — location that has been in service with the Company for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with the Company for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Internal — organic plus IAG

(5)	Acquired — purchased location that has been in service with the Company for 12 months or less.
Six Months Ended June 30, 2008 (in thousands except census and episode data)

	Same			Organic	Internal	Organic & IAG		Total	Total
	Store(1)	De Novo(2)	Organic(3)	Growth %	Growth(4)	Growth %	Acquired(5)	Growth	Growth %
Revenue	$119,997	$3,233	$123,230	9.0%	$126,072	11.5%	$21,552	$144,782	28.0%

Revenue Medicare	$98,881	$2,731	$101,612	10.9%	$104,607	14.1%	$18,600	$120,212	31.2%

Average Census	15,516	542	16,058	0.3%	16,614	3.8%	3,656	19,714	23.1%

Average Medicare Census	12,160	440	12,600	5.5%	13,018	9.0%	3,110	15,710	31.5%

Episodes	45,555	1,095	46,650	26.7%	49,292	33.9%	7,690	54,340	47.6%

(1)	Same store — location that has been in service with the Company for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with the Company for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Internal Growth — organic plus IAG

(5)	Acquired — purchased location that has been in service with the Company for 12 months or less.
     Facility-Based Services. Net service revenue for facility-based services for the three months ended June 30, 2008 increased $1.1 million, or 8.9%, to $13.7 million compared to $12.6 million for the three months ended June 30, 2007. While patient days decreased 1.4% to 11,298 in the three months ended June 30, 2008, from 11,453 in the three months ended June 30, 2007, the higher acuity of patients caused an increase in revenue during the three months ended June 30, 2008.
     Net service revenue for facility-based services for the six months ended June 30, 2008, increased $2.6 million, or 9.8%, to $28.8 million compared to $26.2 million for the six months ended June 30, 2007. Patient days increased 0.9% to 23,332 in the six months ended June 30, 2008, from 23,127 in the six months ended June 30, 2007. Both the increase in patient days and the higher acuity of patients contributed to the growth in net service revenue for the six months ended June 30, 2008.
Cost of Service Revenue
     Cost of service revenue for the three months ended June 30, 2008, was $45.6 million, an increase of $9.5 million, or 26.3%, from $36.1 million for the three months ended June 30, 2007. Cost of service revenue represented approximately 50.6% and 51.1% of our net service revenue for the three months ended June 30, 2008 and 2007, respectively.
     Cost of service revenue for the six months ended June 30, 2008, was $87.5 million, an increase of $16.8 million, or 23.8%, from $70.7 million for the six months ended June 30, 2007. Cost of service revenue represented approximately 50.4% and 50.8% of net service revenue for the six months ended June 30, 2008 and 2007, respectively.
     Home-Based Services. Cost of home-based service revenue for the three months ended June 30, 2008 was $37.4 million, an increase of $9.7 million, or 35.0%, from $27.7 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, cost of home-based service revenue was $70.8 million, an increase of $17.1 million, or 31.8%, from $53.7 million for the comparable period in the prior year. The following table summarizes cost of service revenue (amounts in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Salaries, wages and benefits	$32,128	$23,352	$60,764	$45,987
Transportation	2,866	2,221	5,072	3,976
Supplies and services	2,449	2,138	4,986	3,776

Total	$37,443	$27,711	$70,822	$53,739

Percentage of net service revenue	49.0%	47.8%	48.9%	47.5%
     The increase in cost of home-based service revenue as a percentage of home-based net service revenue for the three months ending June 30, 2008 relates primarily to the increase in salaries, wages and benefits. During the three months ended June 30, 2008, we acquired and initiated operations at 21 agencies, adding an additional $3.2 million to salaries, wages and benefits, versus only 13 agencies, that added $2.1 million to salaries, wages and benefits during the three months ended June 30, 2007.
     During the six months ended June 30, 2008, acquisitions added $5.8 million to salaries, wages and benefits versus $3.3 million during the six months ended June 30, 2007, causing salaries, wages and benefits to increase to 42.0% of home-based service revenue at June 30, 2008, compared to 40.7% of home-based service revenue at June 30, 2007.

     Facility-Based Services. Cost of facility-based service revenue for the three months ended June 30, 2008 was $8.1 million, a decrease of $0.3 million, or 3.6%, from $8.4 million for the three months ended June 30, 2007. Cost of facility-based service revenue for the six months ended June 30, 2008 was $16.6 million, a decrease of $0.4 million, or 2.4%, from $17.0 million for the six months ended June 30, 2007. The following table summarizes our cost of service revenue (amounts in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Salaries, wages and benefits	$5,102	$5,034	$10,637	$10,412
Transportation	98	84	174	140
Supplies and services	2,916	3,252	5,822	6,407

Total	$8,116	$8,370	$16,633	$16,959

Percentage of net service revenue	59.3%	66.6%	57.7%	64.6%
          The decrease in cost of facility-based service revenue as a percentage of net service revenue relates to the increase in revenue from increased patient acuity during the three and six months ended June 30, 2008 compared to the same periods in the prior year.
Provision for Bad Debts
     Provision for bad debts for the three months ended June 30, 2008 was $3.6 million, an increase of $1.5 million, from $2.1 million for the three months ended June 30, 2007. For the three months ended June 30, 2008, the provision for bad debts was approximately 4.0% of net service revenue compared to 3.0% for the same period in 2007.
     Provision for bad debts for the six months ended June 30, 2008 was $7.3 million, an increase of $3.4 million, from $3.9 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, the provision for bad debts was approximately 4.2% of net service revenue compared to 2.8% for the same period in 2007.
     The increase in the provision for bad debts as a percentage of net service revenue for both the three and six months ended June 30, 2008 compared to the same periods in the prior year relates to commercial claims and increased collection difficulties from those payors.
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

     General and administrative expenses for the three months ended June 30, 2008 were $28.7 million compared to $23.0 million for the three months ended June 30, 2007. General and administrative expenses as a percent of net service revenue remained relatively consistent at 31.9% and 32.6% for the three months ended June 30, 2008 and 2007, respectively.
     General and administrative expenses for the six months ended June 30, 2008 were $55.6 million compared to $43.9 million for the six months ended June 30, 2007. General and administrative expenses as a percent of net service revenue remained relatively static, measuring approximately 32.0% and 31.5% for the six months ended June 30, 2008 and 2007, respectively.
     Home-Based Services. General and administrative expenses in the home-based services for the three months ended June 30, 2008 were $25.1 million and $19.4 million for the three months ended June 30, 2007. General and administrative expenses in the home-based services segment represented approximately 32.8% and 33.4% of our net service revenue for the three months ended June 30, 2008 and 2007, respectively.
     General and administrative expenses in the home-based services for the six months ended June 30, 2008 were $48.2 million and $36.0 million for the six months ended June 30, 2007. General and administrative expenses in the home-based services segment represented approximately 33.3% and 31.8% of our net service revenue for the six months ended June 30, 2008 and 2007, respectively. The 1.5% increase in general and administrative expenses as a percent of net service revenue relates to $2.0 million (1.4% of home-based net service revenue) of consulting services, primarily supporting our billing and collections of patient receivables.
     Facility-Based Services. General and administrative expenses in the facility-based services for the three months ended June 30, 2008 were $3.7 million and $3.6 million for the three months ended June 30, 2007. General and administrative expenses in the facility-based services segment represented approximately 26.8% and 28.9% of our net service revenue for the three months ended June 30, 2008 and 2007, respectively.
     General and administrative expenses in the facility-based services for the six months ended June 30, 2008 were $7.4 million, a decrease of $0.5 million, or 6.3%, from $7.9 million for the six months ended June 30, 2007. General and administrative expenses in the facility-based services segment represented approximately 25.6% and 30.3% of our net service revenue for the six months ended June 30, 2008 and 2007, respectively.
     The decrease in general and administrative expenses as a percent of net service revenue is primarily due to increased revenue from increased patient acuity during the three and six months ended June 30, 2008 compared to the same periods in the prior year.
Income Tax Expense
     The effective tax rates for the three months ended June 30, 2008 and 2007 were 38.0% and 36.4%, respectively.
     The effective tax rates for the six months ended June 30, 2008 and 2007 were 38.0% and 37.5%, respectively.
Minority Interest
     Minority interest expense increased $1.2 million to $2.3 million for the three months ended June 30, 2008 from $1.1 million for the three months ended June 30, 2007. A majority of the increase relates to the minority interest on equity joint ventures entered into after June 30, 2007.
     Minority interest expense increased $1.8 million to $4.7 million for the six months ended June 30, 2008 from $2.9 million for the six months ended June 30, 2007. The entire increase relates to the minority interest on equity joint ventures entered into after June 30, 2007.
Discontinued Operations

     In the second quarter of 2007, the Company placed its critical access hospital into discontinued operations. The sale of the hospital was completed on July 1, 2007.
     Discontinued operations for the three months ended June 30, 2008 did not generate revenue. Net service revenue for the three months ended June 30, 2007 was $1.0 million. Costs, expenses and minority interest were $61,000 and $1.6 million for the three months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008, the loss from discontinued operations after tax was $37,000 as compared to a loss from discontinued operations of $336,000 for the same period in 2007.
     Net service revenue from discontinued operations for the six months ended June 30, 2008 and 2007 was $52,000 and $2.1 million, respectively. Costs, expenses and minority interest were $328,000 and $3.0 million, for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, the loss from discontinued operations after tax was $167, 000 as compared to a loss from discontinued operations of $602,000 for the same period in 2007.
Liquidity and Capital Resources
     Our principal source of liquidity for operating activities is the collection of our accounts receivable, most of which are collected from governmental and third party commercial payors. Our reported cash flows from operating activities are affected by various external and internal factors, including the following:
•	Operating Results — Our net income has a significant effect on our operating cash flows. Any significant increase or decrease in our net income could have a material effect on our operating cash flows.

•	Receipt of payments from Centers for Medicare & Medicaid Services (“CMS”) — Operating cash flows are dependent upon our collections from CMS. Process lags within the CMS system affect our operating cash flows.

•	Start-Up Costs — Following the completion of an acquisition, we generally incur substantial start-up costs in order to implement our business strategy. There is generally a delay between our expenditure of these start-up costs and the increase in net service revenue, and subsequent cash collections, which adversely affects our cash flows from operating activities.

•	Timing of Payroll — Our employees are paid bi-weekly on Fridays; therefore, operating cash flows decline in reporting periods that end on a Friday. Conversely, for those reporting periods ending on a day other than Friday, our cash flows are higher because we have not yet paid our payroll.

•	Medical Insurance Plan Funding — We are self-funded for medical insurance purposes. Any significant changes in the amount of insurance claims submitted could have a direct effect on our operating cash flows.

•	Medical Supplies — The cost of medical supplies is a significant expense associated with our business. Any increase in the cost of medical supplies, or in the use of medical supplies by our patients, could have a material effect on our operating cash flows.
     The following table summarizes changes in cash (amounts in thousands):

	Six Months
	Ended June 30,
	2008	2007
Cash provided by operating activities	$31,948	$380
Cash used in investing activities	(36,232)	(10,994)
Cash provided (used in) financing activities	6,009	(2,945)

Change in cash	1,725	(13,559)
Cash and cash equivalents at beginning of period	1,155	26,877

Cash and cash equivalents at end of period	$2,880	$13,318

     Net income provided $11.7 million of operating cash flows during the six months ended June 30, 2008. Non-cash items such as depreciation and amortization, provision for bad debts, stock compensation, minority interest in earnings of subsidiaries, deferred income taxes and gain on the sale of assets totaled $15.3 million.
     Investing cash outflows increased $25.2 million during the six months ended June 30, 2008. During the six month period ending June 30, 2008 we paid approximately $32.3 million for acquisitions compared to $8.5 million for the same period ending 2007. The remaining increase is primarily due to the net effect of acquiring the Company’s current aircraft for $5.1 million offset by proceeds from selling the previous aircraft of $3.1 million.
     Financing activities provided cash of $6.0 million during the six months ended June 30, 2008, an increase of $9.0 million from the six months ended June 30, 2007. The increase primarily relates to the draw on the revolving line of credit to finance the Company’s acquisitions during the three months ended June 30, 2008. Financing activities for the six months ended June 30, 2008 also includes the financing arrangements on the purchase of the Company’s aircraft discussed above. In February 2008 we entered into a new loan agreement with Capital One for $5.1 million and paid off our December 31, 2007 outstanding loan with a balance of $2.9 million.
     Days sales outstanding, or DSO, at June 30, 2008, was 60 days compared to 75 days at June 30, 2007. When adjusted for acquisitions and unbilled accounts receivables, DSO at June 30, 2008 was 55 days. The adjustment takes into account $5.4 million of unbilled receivables that the Company is delayed in billing due to the lag time in receiving the change of ownership after acquisitions. For the comparable period in 2007, adjusted DSO was 70 days, taking into account $3.7 million in unbilled accounts receivable.
     At June 30, 2008, we had working capital of $50.0 million compared to $61.0 million at December 31, 2007, a decrease of $11.0 million, or 18.0%. The decrease in working capital relates to a decrease in patient accounts receivable of $10.1 million as of June 30, 2008 compared to December 31, 2007 and the investing of funds generated into acquisitions. Current liabilities increased $4.7 million, primarily accounts payable, accrued liabilities and accrued salaries, wages and benefits at June 30, 2008 compared to December 31, 2007; the increase is primarily due to the timing of paying those liabilities.
Indebtedness
     Our total long-term indebtedness was $13.5 million at June 30, 2008 and $3.4 million at December 31, 2007, including the current portions of $631,000 and $521,000, respectively. At June 30, 2008, long-term debt included $8.1 million outstanding on the revolving line of credit, which was used to fund acquisitions.
     On February 20, 2008, the Company entered into a new credit facility agreement with Capital One (“New Credit Facility”), which was amended on March 6, 2008 to include an additional lender, First Tennessee Bank, N.A., to increase the line of credit from $25 million to $37.5 million and to amend the Eurodollar Margin for each Eurodollar Loan (as those terms are defined in the New Credit Facility) issued under the New Credit Facility. The Credit Agreement was amended and restated on June 12, 2008 to add Branch Banking and Trust Company as a Lender and to increase the maximum aggregate principal amount of the line of credit from $37.5 million to $75.0 million. The New Credit Facility is unsecured, has a term of two years and a letter of credit sublimit of $2.5 million. The annual facility fee is 0.125 percent of the total availability. The interest rate for borrowings under the New Credit Agreement is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin based on the Leverage Ratio as defined in the New Credit Facility.
     The interest rate for borrowings under the New Credit Agreement is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin as set forth below:

	Eurodollar	Base Rate
Leverage Ratio	Margin	Margin
<1.00:1.00	1.75%	(0.25)%
≥1.00:1.00<1.50:1.00	2.00%	0%
≥1.50:1.00<2.00:1.00	2.25%	0%
≥2.00:1.00	2.50%	0%

     Our New Credit Facility contains customary affirmative, negative and financial covenants. For example, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the New Credit Facility we are also required to meet certain financial covenants with respect to fixed charge coverage, leverage, working capital and liabilities to tangible net worth ratios. At June 30, 2008 and December 31, 2007, the Company was in compliance with all covenants.
     Our New Credit Facility also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.
     On February 20, 2008, the Company terminated its credit facility agreement with C.F. Blackburn, LLC successor by assignment to Residential Funding Company, LLC, f/k/a Residential Funding Corporation (“Former Credit Facility”). No amounts were outstanding under this facility at December 31, 2007. The Former Credit Facility was due to expire on April 15, 2010.
     On February 28, 2008, the Company paid its promissory note with Bancorp Equipment Finance, Inc. in full. The note was collateralized by the Company’s previous aircraft, which was sold in February 2008 for $3.1 million. The sale resulted in a gain of $315,000.
     In February 2008, the Company entered into a loan agreement with Capital One, National Association (“Capital One”) for a term note in the amount of $5.1 million for the purchase of a 1999 Cessna 560 aircraft. The aircraft is collateral for the term note, which is payable in 84 monthly installments of principal plus interest commencing on March 6, 2008 and ending on February 6, 2015. The term note bears interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9 percent.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2008, we had cash of $2.9 million. Cash in excess of requirements is deposited in highly liquid money market instruments with maturities of less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not be expected to have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

     Our exposure to market risk relates to changes in interest rates for borrowings under the New Credit Facility we entered into in February 2008. The New Credit Facility is a revolving credit facility and as such the Company borrows, repays and re-borrows amounts as needed, changing the average daily balance outstanding under the facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the New Credit Facility would have only increased interest expense $4,000 for the three months ended June 30, 2008.
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
     Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007. During the first quarter of 2008, management implemented two primary measures to address the material weakness. First, the Company enhanced the controls and processes for calculating the allowance for uncollectible accounts. The enhancements include estimating and documenting the collectability of receivables at the end of a period based on the aging categories and timely review of the documentation by senior management and our outside consultants, Simione Consultants (“Simione”). Second, the Company engaged outside consultants, Simione, to oversee the Company’s billing and collection efforts with regards to commercial, managed care, and non Private Fee-For-Service Medicare Advantage plan payors beginning in February 2008. Simione’s oversight has improved collection efforts and provided an additional evaluation of the collectability of the accounts. This valuation and measurement of the estimated allowance for doubtful accounts was applied consistently throughout the second quarter of 2008.
     Although the Company’s remediation efforts with respect to the above referenced material weakness are substantially completed, management will not be able to affirmatively conclude that the internal controls over financial reporting implemented to remediate the material weakness are operating effectively until such controls are effectively operational for a period of time and are successfully tested. As of June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that because additional testing is required to determine if the material weakness described in the Company’s annual report on Form 10-K for the year ended December 31, 2007 has been fully remedied, the Company did not maintain effective internal control over financial reporting as of the end of the period covered by this report.
Changes in Internal Controls
     Except for the controls implemented to address the material weakness identified in the Company’s report on Form 10-K for the year ended December 31, 2007, there have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the six months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Our annual meeting of stockholders was held on June 12, 2008 (the “Annual Meeting”). At the Annual Meeting the following matters were voted on with the following results:
     Election of Directors. Ted W. Hoyt, George A. Lewis and Keith G. Myers were elected to serve as Class III directors for a three-year term expiring at the 2011 Annual Meeting of Stockholders. Voting results were as follows:

Name of Director	Votes For	Votes Withheld
Ted W. Hoyt	15,352,442	1,484,319
George A. Lewis	15,537,373	1,299,388
Keith G. Myers	15,728,185	1,108,576
The following persons continued as directors following the Annual Meeting: John L. Indest, Ronald T. Nixon, W.J. “Billy” Tauzin, Monica F. Azare, John B. Breaux and Dan S. Wilford.
     Ratification of Stockholder Protection Rights Agreement. Although none of the Company’s Certificate of Incorporation, Bylaws or applicable law required stockholder approval of the stockholder rights protection agreement, the Board of Directors of the Company submitted the agreement to the stockholders for ratification as a matter of good corporate governance. The Stockholder Protection Rights Agreement entered into between the Company and Computershare Trust Company, N.A. Voting results were as follows:

Votes For	Votes Against	Abstentions	Non Votes
13,116,677	1,770,430	82,968	1,866,686
     Ratification of Appointment of Independent Auditors. Although the ratification by the stockholders of the selection Company’s independent auditors is not required by law or by the Bylaws of the Company, the Board of Directors submitted the appointment of Ernst & Young LLP for the ratification of the stockholders as a matter of good corporate practice. The stockholders ratified the appointment of the independent accounting firm Ernst &

Young LLP to serve as the Company’s independent auditors. Voting results were as follows:

Votes For	Votes Against	Abstentions
16,756,210	71,461	9,090
ITEM 5. OTHER INFORMATION.
None
ITEM 6. EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.1 to the Form 8-K on January 4, 2008).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005, respectively).

4.3	Form of Stockholder Protection Rights Agreement, between LHC Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Form 8-K on March 11, 2008).

10.1	Employment Agreement between LHC Group, Inc. and Daryl J. Doise dated January 1, 2008, to be effective June 1, 2008 (previously filed as Exhibit 10.4 to the Form 8-K on January 4, 2008).

10.2	Amended and Restated Credit Agreement by and between LHC Group, Inc., Capital One, National Association, First Tennessee Bank, N.A., Branch Banking and Trust Company dated June 12, 2008 (previously filed as Exhibit 10.1 to Form 8-K on June 17, 2008)

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.
Date August 7, 2008	/s/ Peter J. Roman
Peter J. Roman
Senior Vice President and Chief Financial Officer