Form 10-Q
period 2008-09-30
LHC Group, Inc
filed 2008-11-10
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 0-8082
LHC GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	71-0918189 (I.R.S. Employer Identification No.)
420 West Pinhook Rd, Suite A
Lafayette, LA 70503
(Address of principal executive offices including zip code)
(337) 233-1307
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock, par value $0.01, outstanding as of November 6, 2008: 18,210,747 shares

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$11,151	$1,155
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $10,819 and $8,953, respectively	55,878	70,033
Other receivables	4,488	2,425
Amounts due from governmental entities	1,221	1,459

Total receivables, net	61,587	73,917
Deferred income taxes	4,155	2,946
Prepaid expenses and other current assets	4,312	4,423
Assets held for sale	436	556

Total current assets	81,641	82,997
Property, building and equipment, net	14,623	12,523
Goodwill	95,156	62,227
Intangible assets, net	18,784	14,055
Advance payments on acquisitions	2,800	—
Other assets	3,561	3,183

Total assets	$216,565	$174,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$8,595	$6,103
Salaries, wages, and benefits payable	17,491	11,303
Amounts due to governmental entities	6,023	3,162
Income taxes payable	4,526	863
Current portion of capital lease obligations	77	88
Current portion of long-term debt	531	433

Total current liabilities	37,243	21,952
Deferred income taxes	4,949	3,243
Capital lease obligations, less current portion	—	63
Long-term debt, less current portion	4,579	2,847
Minority interests subject to exchange contracts	85	121
Other minority interests	3,967	3,388
Stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 20,836,612 and 20,725,713 shares issued and 17,882,824 and 17,775,284 shares outstanding, respectively	179	177
Treasury stock — 2,953,788 and 2,950,429 shares at cost, respectively	(2,939)	(2,866)
Additional paid-in capital	84,684	81,983
Retained earnings	83,818	64,077

Total stockholders’ equity	165,742	143,371

Total liabilities and stockholders’ equity	$216,565	$174,985

See accompanying notes to the consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net service revenue	$98,166	$77,495	$271,755	$216,786
Cost of service revenue	47,977	39,979	135,432	110,676

Gross margin	50,189	37,516	136,323	106,110
Provision for bad debts	3,158	2,230	10,467	6,109
General and administrative expenses	30,687	24,518	86,283	68,449

Operating income	16,344	10,768	39,573	31,552
Interest expense	(128)	(96)	(356)	(273)
Non-operating income	74	358	882	955

Income from continuing operations before income taxes and minority interest allocations	16,290	11,030	40,099	32,234
Income tax expense	5,243	3,377	12,513	10,246
Minority interest	3,012	1,413	7,710	4,327

Income from continuing operations	8,035	6,240	19,876	17,661
Loss from discontinued operations (net of income tax benefit of $2, $157, $110 and $539, respectively)	(3)	(246)	(171)	(843)
Gain on sale of discontinued operations (net of income taxes of $20)	—	31	—	31

Net income	8,032	6,025	19,705	16,849
Redeemable minority interests	(29)	57	36	213

Net income available to common stockholders	$8,003	$6,082	$19,741	$17,062

Earnings per share — basic and diluted:
Income from continuing operations	$0.45	$0.35	$1.11	$0.99
Loss from discontinued operations, net	—	(0.01)	(0.01)	(0.05)

Net income	0.45	0.34	1.10	0.94
Redeemable minority interests	—	—	—	0.01

Net income available to common stockholders	$0.45	$0.34	$1.10	$0.95

Weighted average shares outstanding:
Basic	17,881,228	17,766,612	17,843,869	17,756,537
Diluted	17,976,305	17,794,072	17,967,488	17,823,237
See accompanying notes to the consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except share data)
(Unaudited)

	Common Stock				Additional
	Issued		Treasury		Paid-In	Retained
	Amount	Shares	Amount	Shares	Capital	Earnings	Total

Balances at December 31, 2007	$177	20,725,713	$(2,866)	2,950,429	$81,983	$64,077	$143,371
Net income	—	—	—	—	—	19,705	19,705

Issuance of common stock to joint venture partners in exchange for a portion of their minority ownership	1	51,736	—	—	1,033	—	1,034

Nonvested stock compensation	—	—	—	—	1,380	—	1,380

Issuance of vested restricted stock	—	40,159	—	—	—	—	—

Treasury shares redeemed to pay income tax	—	—	(73)	3,359	—	—	(73)

Excess tax benefits from issuance of vested stock	—	—	—	—	(96)	—	(96)

Issuance of common stock under Employee Stock Purchase Plan	1	19,004	—	—	384	—	385

Recording minority interest in joint venture at redemption value	—	—	—	—	—	36	36

Balances at September 30, 2008	$179	20,836,612	$(2,939)	2,953,788	$84,684	$83,818	$165,742

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net income	$19,705	$16,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,730	2,201
Provision for bad debts	10,820	7,291
Stock-based compensation expense	1,380	758
Minority interest in earnings of subsidiaries	7,469	3,932
Deferred income taxes	497	(678)
Gain on sale of assets	(343)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	1,272	(17,390)
Prepaid income taxes	—	(519)
Income taxes payable	3,590	—
Prepaid expenses and other assets	859	(318)
Accounts payable and accrued expenses	8,356	2,890
Net amounts due governmental entities	3,099	(61)

Net cash provided by operating activities	59,434	14,955

Investing activities
Purchases of property, building and equipment	(7,351)	(2,634)
Purchase of certificate of deposit	(522)	—
Proceeds from sale of assets	3,094	—
Cash paid for acquisitions, primarily goodwill, intangible assets and advance payments on acquisitions	(40,039)	(22,376)

Net cash used in investing activities	(44,818)	(25,010)

Financing activities
Proceeds from line of credit	32,851	—
Payments on line of credit	(32,851)	—
Proceeds from debt issuance	5,050	—
Principal payments on debt	(3,220)	(159)
Payment of deferred financing fees	(71)	—
Payments on capital leases	(74)	(175)
Excess tax benefits from vesting of restricted stock	34	89
Proceeds from employee stock purchase plan	385	303
Minority interest distributions, net	(6,724)	(4,021)

Net cash used in financing activities	(4,620)	(3,963)

Change in cash	9,996	(14,018)
Cash at beginning of period	1,155	26,877

Cash at end of period	$11,151	$12,859

Supplemental disclosures of cash flow information
Interest paid	$356	$272

Income taxes paid	$8,553	$12,052

See accompanying notes to the consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
     LHC Group, Inc. (the “Company”) is one of the largest providers of home nursing services in the United States providing quality cost effective health care services to patients within the comfort and privacy of their home or place of residence. The Company provides home-based services, primarily through home nursing agencies and hospices and facility-based services, primarily through long-term acute care hospitals and outpatient rehabilitation clinics. As of the date of this report, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Louisiana, Alabama, Arkansas, Mississippi, Texas, Virginia, West Virginia, Kentucky, Florida, Georgia, Tennessee, Ohio, Missouri and North Carolina. During the nine months ending September 30, 2008, the Company acquired 25 home health agencies and three hospices and initiated operations at 9 home health agencies and one hospice.
Unaudited Interim Financial Information
     The unaudited condensed consolidated balance sheet as of September 30, 2008, the related condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2007, condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 and related notes (collectively, these statements are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
Principles of Consolidation
     The consolidated financial statements include all subsidiaries and entities controlled by the Company. “Control” is generally defined by the Company as ownership of a majority of the voting interest of an entity. The consolidated financial statements include entities in which the Company receives a majority of the entities’ expected residual returns, absorbs a majority of the entities’ expected losses, or both, as a result of ownership, contractual or other financial interests in the entity.

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
     Management Services
     The Company has various management services agreements under which the Company manages certain operations of agencies and facilities. The Company does not consolidate these agencies or facilities because the Company does not have an ownership interest and does not have a right to receive a majority of the agencies’ or facilities’ expected residual returns or an obligation to absorb a majority of the agencies’ or facilities’ expected losses.
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Wholly-owned subsidiaries	48.5%	45.5%	48.2%	45.9%
Equity joint ventures	47.2	42.2	47.8	41.8
License leasing arrangements	2.0	10.4	2.0	10.0
Management services	2.3	1.9	2.0	2.3

	100.0%	100.0%	100.0%	100.0%

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
     The Company records management services revenue as services are provided in accordance with the various management services agreements to which the Company is a party. As described in the agreements, the Company provides billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency or inpatient rehabilitation facility. The Company is responsible for the costs associated with the locations and personnel required for the provision of the services. The Company is compensated based on a percentage of cash collections or is reimbursed for operating expenses and compensated based on a percentage of operating net income.
     Net service revenue was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Home-based services	86.1%	81.6%	84.4%	81.3%
Facility-based services	13.9	18.4	15.6	18.7

	100.0%	100.0%	100.0%	100.0%

     The following table sets forth the percentage of net service revenue earned by category of payor:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Payor:
Medicare	83.2%	82.0%	82.9%	82.0%
Medicaid	4.3	5.0	4.9	5.6
Other	12.5	13.0	12.2	12.4

	100.0%	100.0%	100.0%	100.0%

Home-Based Services
     Home Nursing Services. The Company receives a standard prospective Medicare payment for delivering care. The base payment, established through federal legislation, is a flat rate that is adjusted upward or downward based upon differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity and service utilization. The magnitude of the adjustment is determined by each patient’s categorization into one of 153 payment groups, known as home health resource groups, and the costliness of care for patients in each group relative to the average patient. The Company’s payment is also adjusted for differences in local prices using the geographic wage index. The Company performs payment variance analyses to verify that the models used in projecting total net service revenue accurately reflect the payments to be received.
     Medicare rates are subject to change. Due to the length of the Company’s episodes of care, a situation may arise where Medicare rate changes affect a prior period’s net service revenue. In the event that Medicare rates experience change, the net effect of that change will be reflected in the current reporting period. Because such a change would affect claims in progress at the effective date of the change, the financial impact would generally not be material to the current reporting period.
     Final payments from Medicare may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required in the population base. The Company estimates the effect of these payment adjustments based on historical experience and records this estimate during the period the services are rendered.
     Hospice Services. The Company’s Medicare hospice reimbursement is based on a prospective payment system, which is updated annually. Hospice payments are subject to two caps. One cap relates to individual programs receiving more than 20 percent of their total Medicare reimbursement from inpatient care services. The second cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. None of the Company’s hospices exceeded either cap during the nine months ended September 30, 2008 or 2007.
Facility-Based Services
     Long-Term Acute Care Services. The Company is reimbursed by Medicare for services provided under the long-term acute care hospital prospective payment system, which was implemented on October 1, 2002. Each patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount applicable to that particular group. The payment is intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length of stay and facility-specific costs, as well as instances where a patient is discharged and subsequently readmitted, among other factors. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Revenue from patients covered by private insurance is recognized in accordance with the terms of the individual contracts.
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
     Medicare reimbursement is a prospectively set amount that can be determined at the time services are rendered. Medicaid reimbursement is based on a predetermined fee schedule applied to each individual service provided by the Company. The Company’s managed care contracts are structured similar to either the Medicare or Medicaid payment methodologies. Because of the payor mix, the Company is able to calculate the actual amount due at the patient level and adjust the gross charges to the actual amount expected to be received for services at the time of billing. Therefore, an estimated contractual allowance is not needed at the time the Company reports net service revenue for each reporting period.
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
     The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average number of shares outstanding for basic per share calculation	17,881,228	17,766,612	17,843,869	17,756,537
Effect of dilutive potential shares:
Options	6,256	4,799	5,111	6,895
Restricted stock	88,821	22,661	118,508	59,805

Adjusted weighted average shares for diluted per share calculation	17,976,305	17,794,072	17,967,488	17,823,237

Minority Interest Subject to Exchange Contracts
     One of the Company’s joint venture agreements allows the minority interest holders to put their minority interest to the Company. The put option allows the minority interest holder to exchange their minority interest for cash based on the joint venture’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the prior fiscal year and the Company’s stock price. During the first quarter of 2008, certain minority interest holders redeemed their interest in the joint venture, resulting in a cash payment of approximately $89,000. In connection with the partial redemption of certain minority interests, the Company decreased minority interests by approximately $84,000 and increased retained earnings by the same amount, representing the fair value at December 31, 2007 of the shares converted during the first quarter of 2008. Simultaneously, the Company recorded goodwill of $89,000 to represent the value of the minority interests redeemed. The Company recorded a mark to market expense of $48,000 for the nine months ended September 30, 2008, to mark the liability to redemption value at the end of the quarter. As of September 30, 2008, only one minority interest holder has not converted his interest to cash.
Immaterial Correction of an Error
     In accordance with the guidance of Staff Accounting Bulletin No. 108, the interim financial information reflects the immaterial correction of an error in the Company’s prior period financial information. Excess tax benefits from the vesting of restricted stock is included in financing activities rather than operating activities as previously shown on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2007.
Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at fair value on the acquisition-date, with limited exceptions. SFAS 141R changes the accounting treatment and disclosure requirements for certain items in a business combination. For instance, acquisition-related costs, with the exception of debt or equity issuance costs are to be recognized as an expense in the period that the costs are incurred and the services are received. Currently, these costs are included as part of the purchase price and allocated to the assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Early adoption is prohibited. The Company expects SFAS 141R will have an effect on accounting for business combinations once adopted but the effect is dependent upon acquisitions subsequent to adoption.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in operations. SFAS 159 was effective for the Company beginning in the first quarter of 2008. The Company has not elected to fair value any eligible items throughout 2008. Therefore, the adoption of SFAS 159 did not affect the Company’s consolidated financial position, results of operations or cash flows.
3. Acquisitions
     The following acquisitions were completed during the first nine months of 2008 pursuant to the Company’s strategy of becoming the leading provider of post-acute health care services in the United States. The purchase price of each acquisition was determined based on the Company’s analysis of comparable acquisitions and the target market’s potential cash flows. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy.
2008 Acquisitions
     During the nine months ended September 30, 2008, the Company acquired the existing operations of eight entities operating a total of 19 agencies and a majority ownership in six entities operating a total of nine agencies. The total purchase price for the acquisitions was $36.7 million, including $1.6 million of acquisition-related costs. Goodwill of $31.9 million was assigned to the home-based services segment related to the acquisitions, of which $7.2 million is not deductible for income tax purposes. The Company also acquired an additional ownership interest in one of its majority-owned hospitals for $1.0 million, paid by issuing 51,736 shares of its common stock. Goodwill of $1.0 million related to this acquisition, which is nondeductible for income tax purposes, was assigned to the facility-based services segment.
     The allocation of the purchase price for certain acquisitions during the nine months ended September 30, 2008 has not been finalized and is subject to change upon completion of final valuation.
     On September 30, 2008, the Company paid $2.8 million in cash for an acquisition, which was completed on October 1, 2008. The $2.8 million cash payment is recorded as advance payments on acquisitions in the balance sheet as of September 30, 2008.
     In conjunction with certain minority interest holders redeeming their interest in one of the Company’s joint ventures, $89,000 of goodwill, which is not deductible for income tax purposes, was recognized in the facility-based services segment. See Footnote 2 for further detail.
     The changes in recorded goodwill by segment for the nine months ended September 30, 2008 were as follows:

Nine Months
Ended
September 30,
2008
(in thousands)

Home-based services segment:
Balance at December 31, 2007	$57,884
Goodwill acquired during the period from acquisitions	31,806

Balance at September 30, 2008	$89,690

Facility-based services segment:
Balance at December 31, 2007	$4,343
Goodwill acquired during the period from redemption of minority interest	1,123

Balance at September 30, 2008	$5,466

     There were no dispositions during the nine months ended September 30, 2008.
     The above transactions were considered to be immaterial individually and in the aggregate. Accordingly, no supplemental pro forma information is required.

4. Credit Arrangements
Long-Term Debt
     Long-term debt consisted of the following:

	September 30,	December	31,
	2008	2007
	(in thousands)

Notes payable:
Due in monthly installments of $28,056 through February 2015 at LIBOR plus 1.90% (4.38% at September 30, 2008) plus a balloon payment of $930,000	$4,853	$—
Due in monthly installments of $12,500 through November 2009 at 5.78%	157	260
Due in yearly installments of $50,000 through August 2010 at 6.25%	100	150
Due in monthly installments of $20,565 through October 2015 at LIBOR plus 2.25% (6.71% at December 31, 2007)	—	2,870

	5,110	3,280
Less current portion of long-term debt	531	433

	$4,579	$2,847

     In February 2008, the Company entered into a loan agreement with Capital One, National Association (“Capital One”) for a term note in the amount of $5.1 million for the purchase of a 1999 Cessna 560 aircraft. The aircraft is collateral for the term note, which is payable in 83 monthly installments of principal plus interest commencing on March 6, 2008 followed by one balloon installment on February 6, 2015 of $930,000. The term note bears interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9 percent.
     On February 28, 2008, the Company paid its prior promissory note with Bancorp Equipment Finance, Inc. in full. The note was collateralized by the Company’s previous aircraft, which was sold in February 2008 for $3.1 million. The sale resulted in a gain of $315,000.
     Certain of the Company’s loan agreements contain restrictive covenants, including limitations on indebtedness and the maintenance of certain financial ratios. At September 30, 2008 and December 31, 2007, the Company was in compliance with all covenants.
Credit Facilities
     On February 20, 2008, the Company entered into a new credit facility agreement with Capital One (“New Credit Facility”), which was amended on March 6, 2008 to include an additional lender, First Tennessee Bank, N.A., to increase the line of credit from $25 million to $37.5 million and to amend the Eurodollar Margin for each Eurodollar Loan (as those terms are defined in the New Credit Facility) issued under the New Credit Facility. The Credit Agreement was amended and restated on June 12, 2008 to add Branch Banking and Trust Company as a Lender and to increase the maximum aggregate principal amount of the line of credit from $37.5 million to $75.0 million. The New Credit Facility is unsecured, has a term of two years and a letter of credit sublimit of $2.5 million. The annual facility fee is 0.125 percent of the total availability. The interest rate for borrowings under the New Credit Agreement is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin based on the Leverage Ratio as defined in the New Credit Facility. No amounts were outstanding on this facility as of September 30, 2008.
     On February 20, 2008, the Company terminated its credit facility agreement with C.F. Blackburn, LLC successor by assignment to Residential Funding Company, LLC, f/k/a Residential Funding Corporation (“Former Credit Facility”). No amounts were outstanding under this facility at December 31, 2007. The Former Credit Facility was due to expire on April 15, 2010.

5. Stockholders’ Equity
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
Stock Options
     As of September 30, 2008, 19,000 options were issued and exercisable. During the nine months ended September 30, 2008 and 2007, no options were forfeited and no options were granted. There were no options exercised during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, 2,000 options were exercised.
Nonvested Stock
     During the nine months ended September 30, 2008, 16,100 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. All of these shares vest one year from the grant date. During the nine months ended September 30, 2008, 148,095 nonvested shares were granted to employees pursuant to the 2005 Long-Term Incentive Plan. All of these shares vest over a five year period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair value of nonvested shares granted during the nine months ended September 30, 2008 was $18.57.
     The following table represents the nonvested stock activity for the nine months ended September 30, 2008:

		Weighted
		average
		grant date
	Number of	fair
	Shares	value
Nonvested shares outstanding at December 31, 2007	218,832	$24.83
Granted	164,195	$18.57
Vested	(40,159)	$26.16
Forfeited	(21,997)	$21.97

Nonvested shares outstanding at September 30, 2008	320,871	$22.42
     As of September 30, 2008, there was $9.1 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 3.7 years. The total fair value of shares vested in the nine months ended September 30, 2008 and 2007 was $1.0 million and $430,000, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $1.4 million and $758,000 of compensation expense related to nonvested stock grants in the nine months ended September 30, 2008 and 2007, respectively.
Employee Stock Purchase Plan
     The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95 percent of the market price on the last day of the calendar quarter. There are 250,000 shares reserved for the plan. The Company issued 5,690 shares of common stock under the plan at a per share price of $23.73 during the three months ended March 31, 2008, 7,370 shares at a per share price of $15.96 during the three months ended June 30, 2008 and 5,944 shares at a per share price of $22.09 during the three months ended September 30, 2008. As of September 30, 2008 there were 207,007 shares available for future issuance.
6. Commitments and Contingencies
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

	Three Months Ended September 30, 2008
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$84,514	$13,652	$98,166
Cost of service revenue	39,916	8,061	47,977
Provision for bad debts	2,759	399	3,158
General and administrative expenses	27,696	2,991	30,687
Operating income	14,143	2,201	16,344
Interest expense	(113)	(15)	(128)
Non-operating income	58	16	74
Income from continuing operations before income taxes and minority interest	14,088	2,202	16,290
Minority interest	2,754	258	3,012
Income from continuing operations before income taxes	11,334	1,944	13,278
Total assets	$194,672	$21,893	$216,565

	Three Months Ended September 30, 2007
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$63,217	$14,278	$77,495
Cost of service revenue	31,135	8,844	39,979
Provision for bad debts	1,390	840	2,230
General and administrative expenses	20,717	3,801	24,518
Operating income (loss)	9,975	793	10,768
Interest expense	(64)	(32)	(96)
Non-operating income	246	112	358
Income from continuing operations before income taxes and minority interest	10,157	873	11,030
Minority interest	1,264	149	1,413
Income from continuing operations before income taxes	8,893	724	9,617
Total assets	$148,909	$28,771	$177,680

	Nine Months Ended September 30, 2008
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$229,296	$42,459	$271,755
Cost of service revenue	110,738	24,694	135,432
Provision for bad debts	9,090	1,377	10,467
General and administrative expenses	75,915	10,368	86,283
Operating income	33,553	6,020	39,573
Interest expense	(276)	(80)	(356)
Non-operating income	703	179	882
Income from continuing operations before income taxes and minority interest	33,980	6,119	40,099
Minority interest	6,471	1,239	7,710
Income from continuing operations before income taxes	27,509	4,880	32,389
Total assets	$194,672	$21,893	$216,565

	Nine Months Ended September 30, 2007
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$176,275	$40,511	$216,786
Cost of service revenue	84,874	25,802	110,676
Provision for bad debts	4,036	2,073	6,109
General and administrative expenses	56,703	11,746	68,449
Operating income	30,662	890	31,552
Interest expense	(180)	(93)	(273)
Non-operating income	661	294	955
Income from continuing operations before income taxes and minority interest	31,143	1,091	32,234
Minority interest	3,673	654	4,327
Income from continuing operations before income taxes	27,470	437	27,907
Total assets	$148,909	$28,771	$177,680
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:
•	our expectations regarding financial condition or results of operations for periods after September 30, 2008;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the value of our investments;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickbacks or other laws.
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
Overview
     We provide post-acute health care services, through our home nursing agencies, hospices, long-term acute care hospitals (“LTACHs”) and an outpatient rehabilitation clinic. Our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana. Since then, we have grown to 206 service providers in Louisiana, Mississippi, Alabama, Texas, Arkansas, Virginia, West Virginia, Kentucky, Florida, Tennessee, Georgia, Ohio and Missouri as of September 30, 2008.
Segments
     We operate in two segments for financial reporting purposes: home-based services and facility-based services. During the three months ended September 30, 2008 and 2007, home-based services accounted for 86.1% and 81.6%, respectively, of our net service revenue and 84.4% and 81.3% for the nine months ended September 30, 2008 and 2007, respectively. The remaining net service revenue balance relates to our facility-based services segment.
     Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of September 30, 2008, we owned and operated 172 home nursing locations, 13 hospices, two private duty agencies and two diabetes self management companies. We also manage the operations of four locations in which we have no ownership interest. Of our 193 home-based services locations, 110 are wholly-owned by us, 71 are majority-owned or controlled by us through joint ventures, eight are license lease arrangements and we manage the operations of the remaining four locations. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and development throughout the United States. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will increase.
     We provide facility-based services principally through our LTACHs and an outpatient rehabilitation clinic. As of September 30, 2008, we owned and operated four LTACHS with seven locations, of which all but one are located within host hospitals. We also owned and operated one outpatient rehabilitation clinic, two medical equipment locations, a health club and a pharmacy. Of these twelve facility-based services locations, six are wholly-owned by us and six are majority-owned through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Due to our emphasis on expansion through the acquisition and development of home nursing agencies, we anticipate that the percentage of our net service revenue and operating income derived from our facility-based services will decline.
Recent Developments
     Medicare
          Home-Based Services. The base payment rate for Medicare home nursing in 2008 is $2,270 per a 60-day episode. Since the inception of the prospective payment system in October 2000, the base episode rate payment has varied due to both the impact of annual market basket based increases and Medicare-related legislation. Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. The Centers for Medicare & Medicaid Services (“CMS”) establish the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.

     In August 2007, CMS released a final rule, updating and making major refinements to the Medicare home health prospective payment system for 2008 (the “Final Rule”). The Final Rule, including any amendments thereto, was effective on January 1, 2008. CMS instituted these changes to the home health payment system to account for reported increases over the past several years in the home health case-mix, which CMS believes have been caused by changes in home health agencies (“HHA”) coding practices and documentation — not by the treatment of resource-intense patients. CMS thus designed the new case-mix model to better predict the resource-intensity required by home health beneficiaries over the 60-day episode of care, which would, in turn, improve the accuracy of Medicare reimbursement to HHAs. To effectuate the improvements, the new model does the following: (1) enables more precise coding for co-morbidities and the differing health characteristics of longer-stay patients; (2) accounts more accurately for the effect of rehabilitation services on resource use; and (3) lessens the risk of overutilization of therapy services by replacing the single threshold (10 visits per episode) with three thresholds (at 6, 14 and 20 visits), as well as a graduated bonus system based on severity between each threshold.
     Also, to address the increases in case-mix that CMS views as unrelated to home health patients’ clinical conditions, the Final Rule implemented a reduction in the national standardized 60-day episode payment rate for four years. A 2.75 percent reduction began in 2008 and will continue for three years, with a 2.71 percent reduction in the fourth year. Also, in the Final Rule, CMS finalized the market basket increase of 3.0 percent, a 0.1 percent increase from the proposed rule. When the market basket update is viewed in conjunction with — (1) the 2.75 percent reduction in home health payment rates for 2008; (2) the implementation of the new case-mix adjustment system; (3) the changes in the wage index; and (4) the other changes made in the Final Rule — CMS predicts a 0.8 percent increase in payments for urban HHAs and a 1.77 percent decrease in payments for rural HHAs. Collectively, the changes in the Final Rule (not including the case-mix or wage index adjustments) decrease the national 60-day episode payment rate for HHAs from the 2007 level of $2,339 to $2,270 in 2008.
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
     Medicare hospice payment rates for fiscal year 2009 will receive a 2.5 percent increase. The increase in the hospice payment is the result of a 3.6 percent increase in the hospital market basket indicator cost, offset by a 1.1 percent decrease in payments to hospices as CMS phases out a transitional adjustment used in calculating the hospice wage index. The hospice cap amount for 2008 is $22,386.
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
     Under Medicare, the Company is reimbursed for rehabilitation services based on a fee schedule for services provided adjusted by the geographical area in which the facility is located. On February 1, 2006, Congress passed the Deficit Reduction Act of 2005, which implemented, among other things, an annual $1,740 Medicare Part B outpatient therapy cap that was effective on January 1, 2006. CMS subsequently increased the therapy cap to $1,780 on January 1, 2007, and to $1,810 on January 1, 2008. The legislation also required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. The exception process, which was set to expire on January 1, 2007, was included in the Tax Relief and Health Care Act of 2006 and continued to function as an exception to the Medicare Part B outpatient therapy cap until January 1, 2008. The MMSEA further extended the Medicare Part B outpatient therapy cap until June 30, 2008. H.R. 6331 extended the therapy cap exception for outpatient rehabilitation clinics to December 31, 2009.
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

Results of Operations
Accounts Receivable and Allowance for Uncollectible Accounts
     At September 30, 2008, the Company’s allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 16.2%, or $10.8 million, compared to 11.3% at December 31, 2007.
     The following table sets forth as of September 30, 2008, the aging of accounts receivable (based on the billing date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable:

Payor	0-30	31-60	61-90	91-120	121-150	151-180	181-240	241+	Total
	(in thousands)
Medicare	$31,335	$2,101	$1,900	$1,187	$1,904	$2,325	$1,051	$4,711	$46,514
Medicaid	2,100	324	694	625	550	934	482	3,010	8,719
Other	3,845	505	897	677	1,060	1,227	158	3,095	11,464

Total	$37,280	$2,930	$3,491	$2,489	$3,514	$4,486	$1,691	$10,816	$66,697
Allowance as a percentage of receivable	4.6%	4.9%	7.6%	11.9%	8.6%	18.5%	26.4%	62.9%	16.2%
     For home-based services, we calculate the allowance for uncollectible accounts as a percentage of total patient receivables. The percentage changes depending on the payor and increases as the patient receivables age. For facility-based services, we calculate the allowance for uncollectible accounts based on a claim by claim review. As a result, the allowance percentages presented in the table above vary between the aging categories because of the mix of claims in each category.
     The following table sets forth as of December 31, 2007, the aging of accounts receivable (based on the billing date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable:

Payor	0-30	31-60	61-90	91-120	121-150	151-180	181-240	241+	Total
	(in thousands)
Medicare	$20,326	$4,904	$4,678	$3,751	$2,915	$3,722	$861	$3,629	$44,786
Medicaid	7,292	1,111	938	840	958	1,040	309	3,083	15,571
Other	3,228	2,799	2,321	1,012	1,151	1,113	1,051	5,954	18,629

Total	$30,846	$8,814	$7,937	$5,603	$5,024	$5,875	$2,221	$12,666	$78,986
Allowance as a percentage of receivable	4.6%	5.1%	5.4%	4.7%	6.2%	11.7%	23.9%	38.3%	11.3%
Consolidated Net Service Revenues:
     Consolidated net service revenues for the three months ended September 30, 2008 was $98.2 million, an increase of $20.7 million, or 26.7%, from $77.5 million for the three months ended September 30, 2007. For the three months ended September 30, 2008, home-based services accounted for 86.1% of revenue and facility-based services accounted for 13.9% of revenue compared with 81.6% and 18.4%, respectively, for the comparable quarter last year.
     Consolidated net service revenues for the nine months ended September 30, 2008 was $271.8 million, an increase of $55.0 million, or 25.4%, from $216.8 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, home-based services accounted for 84.4% of revenue and facility-based services accounted for 15.6% of revenue compared with 81.3% and 18.7%, respectively, for the comparable period in the prior year.
     Home-Based Services. Net service revenue for home-based services for the three months ended September 30, 2008 was $84.5 million, an increase of $21.3 million, or 33.7%, from $63.2 million for the three months ended September 30, 2007. Total admissions increased 24.2% to 13,925 during the current period, versus 11,216 for the same period in 2007. Average home-based patient census for the three months ended September 30, 2008, increased 28.9% to 21,733 patients as compared with 16,862 patients for the three months ended September 30, 2007.
     Net service revenue for home-based services for the nine months ended September 30, 2008 was $229.3 million, an increase of $53.0 million, or 30.1%, from $176.3 million for the nine months ended September 30, 2007. Total admissions increased 24.3% to 40,604 during the current period, versus 32,656 for the same period in 2007. Average home-based patient census for the nine months ended September 30, 2008, increased 25.8% to 20,386 patients as compared to 16,208 patients for the nine months ended September 30, 2007.
     As detailed in the table below, the increase in revenue is explained by organic growth, our internal acquisition growth, as defined below, and the growth from our acquisitions during the three and nine months ended September 30, 2008.
     Organic Growth
     Organic growth includes growth on “same store” locations (those owned for greater than 12 months) and growth from “de novo” locations. We calculate organic growth by dividing organic growth generated in a period by total revenue generated in the same period of the prior year. Revenue from acquired agencies contributes to organic growth beginning with the thirteenth month after acquisition. During the first 12 months after an acquisition, we are able to grow the acquired agencies revenue. This growth is called internal acquisition growth (“IAG”). Internal growth, or the combination of IAG and organic growth, provides a more complete measure of the Company’s actual growth between two periods.
     The following table details the Company’s revenue growth and percentages for organic and total growth:
Three Months Ended September 30, 2008 (in thousands except census and episode data)

	Same			Organic	Internal	Internal		Total	Total
	Store(1)	De Novo(2)	Organic(3)	Growth %	Growth (4)	Growth %	Acquired(5)	Growth	Growth %

Revenue	$68,943	$2,138	$71,081	12.4%	$73,826	16.8%	$13,433	$84,514	33.7%
Revenue Medicare	$58,110	$1,841	$59,951	16.8%	$62,177	21.1%	$11,272	$71,223	38.7%
Average Census	18,164	641	18,805	11.5%	19,071	13.1%	2,928	21,733	28.9%
Average Medicare Census	14,713	529	15,242	19.4%	15,517	21.5%	2,568	17,810	39.5%
Episodes	25,414	678	26,092	27.3%	27,010	31.7%	3,611	29,703	44.9%

(1)	Same store — location that has been in service with the Company for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with the Company for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Internal — organic plus IAG.

(5)	Acquired — purchased location that has been in service with the Company for 12 months or less.
Nine Months Ended September 30, 2008 (in thousands except census and episode data)

	Same			Organic	Internal	Internal		Total	Total
	Store(1)	De Novo(2)	Organic(3)	Growth %	Growth (4)	Growth %	Acquired(5)	Growth	Growth %

Revenue	$197,966	$4,413	$202,379	14.8%	$206,474	17.1%	$26,917	$229,296	30.1%
Revenue Medicare	$164,916	$3,795	$168,711	18.0%	$172,329	20.5%	$22,724	$191,435	33.9%
Average Census	16,953	582	17,535	8.2%	17,724	9.4%	2,851	20,386	25.8%
Average Medicare Census	13,464	477	13,941	14.6%	14,117	16.0%	2,469	16,410	34.9%
Episodes	73,931	1,416	75,347	31.4%	78,513	37.0%	8,696	84,043	46.6%

(1)	Same store — location that has been in service with the Company for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with the Company for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Internal Growth — organic plus IAG.

(5)	Acquired — purchased location that has been in service with the Company for 12 months or less.
     Facility-Based Services. Net service revenue for facility-based services for the three months ended September 30, 2008, decreased $0.6 million, or 4.2%, to $13.7 million compared to $14.3 million for the three months ended September 30, 2007. The decrease in revenue related to a 2.4% decrease in patient days to 10,930 in the three months ended September 30, 2008 from 11,202 in the three months ended September 30, 2007. The decrease in revenue due to the decrease in patient days was partially offset by a small increase in acuity as of September 30, 2008.
     Net service revenue for facility-based services for the nine months ended September 30, 2008, increased $2.0 million, or 4.9%, to $42.5 million compared to $40.5 million for the nine months ended September 30, 2007. Patient days remained consistent at 34,262 in the nine months ended September 30, 2008, compared to 34,329 in the nine months ended September 30, 2007. The higher acuity of patients contributed to the growth in net service revenue for the nine months ended September 30, 2008.
Cost of Service Revenue
     Cost of service revenue for the three months ended September 30, 2008, was $48.0 million, an increase of $8.0 million, or 20.0%, from $40.0 million for the three months ended September 30, 2007. Cost of service revenue represented approximately 48.9% and 51.6% of our net service revenue for the three months ended September 30, 2008 and 2007, respectively.
     Cost of service revenue for the nine months ended September 30, 2008, was $135.4 million, an increase of $24.7 million, or 22.3%, from $110.7 million for the nine months ended September 30, 2007. Cost of service revenue represented approximately 49.8% and 51.1% of net service revenue for the nine months ended September 30, 2008 and 2007, respectively.
     Home-Based Services. Cost of home-based service revenue for the three months ended September 30, 2008 was $39.9 million, an increase of $8.8 million, or 28.3%, from $31.1 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, cost of home-based service revenue was $110.7 million, an increase of $25.8 million, or 30.4%, from $84.9 million for the comparable period in the prior year. The following table summarizes cost of service revenue (amounts in thousands).

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
Salaries, wages and benefits	$33,917	$26,794	$94,682	$72,780
Transportation	2,961	2,096	8,033	6,072
Supplies and services	3,038	2,245	8,023	6,022

Total	$39,916	$31,135	$110,738	$84,874

Percentage of Home-Based net service revenue	47.2%	49.3%	48.3%	48.1%
     The decrease in cost of service revenue as a percentage of net service revenue is due to the decrease in salaries, wages and benefits as a percentage of net service revenue during the three months ended September 30, 2008. The three months ended September 30, 2007 included a charge of $560,000, net of taxes, related to the severance and consulting agreement entered into with the Company’s former Chief Financial Officer.
     Facility-Based Services. Cost of facility-based service revenue for the three months ended September 30, 2008 was $8.1 million, a decrease of $0.7 million, or 8.0%, from $8.8 million for the three months ended September 30, 2007. Cost of facility-based service revenue for the nine months ended September 30, 2008 was $24.7 million, a decrease of $1.1 million, or 4.3%, from $25.8 million for the nine months ended September 30, 2007. The following table summarizes our cost of service revenue (amounts in thousands).

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
Salaries, wages and benefits	$5,265	$5,637	$15,902	$16,049
Transportation	48	96	222	236
Supplies and services	2,748	3,111	8,570	9,517

Total	$8,061	$8,844	$24,694	$25,802

Percentage of Facility-Based net service revenue	59.0%	61.9%	58.2%	63.7%
     The decrease in supplies and services as a percentage of net service revenue attributed to a majority of the decrease in cost of facility-based service revenue as a percentage of net service revenue during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Patient days and occupancy decreased during the three months ended September 30, 2008 compared to the three months ended September 30, 2007, causing a decrease in supplies and services expense.
     The decrease in cost of facility-based service revenue as a percentage of net service revenue for the nine months ended September 30, 2008, relates to the increase in revenue for patient acuity during the nine months ended September 30, 2008 compared to the same period in the prior year.
Provision for Bad Debts
     Provision for bad debts for the three months ended September 30, 2008 was $3.2 million, an increase of $1.0 million, from $2.2 million for the three months ended September 30, 2007. For the three months ended September 30, 2008, the provision for bad debts was approximately 3.2% of net service revenue compared to 2.9% for the same period in 2007.
     Provision for bad debts for the nine months ended September 30, 2008 was $10.5 million, an increase of $4.4 million, from $6.1 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, the provision for bad debts was approximately 3.9% of net service revenue compared to 2.8% for the same period in 2007.
     The increase in the provision for bad debts as a percentage of net service revenue for both the three and nine months ended September 30, 2008 compared to the same periods in the prior year relates to collection difficulties primarily on commercial claims.
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
     General and administrative expenses for the three months ended September 30, 2008 were $30.7 million, an increase of $6.2 million or 25.3%, compared to $24.5 million for the three months ended September 30, 2007. General and administrative expenses as a percent of net service revenue remained consistent at 31.3% and 31.6% for the three months ended September 30, 2008 and 2007, respectively.
     General and administrative expenses for the nine months ended September 30, 2008 were $86.3 million, an increase of $17.8 million or 26.1%, compared to $68.5 million for the nine months ended September 30, 2007. General and administrative expenses as a percent of net service revenue remained relatively static, measuring approximately 31.8% and 31.6% for the nine months ended September 30, 2008 and 2007, respectively.
     Home-Based Services. General and administrative expenses in the home-based services for the three months ended September 30, 2008 were $27.7 million and $20.7 million for the three months ended September 30, 2007. General and administrative expenses in the home-based services segment represented approximately 32.8% of our net service revenue for the three months ended September 30, 2008 and 2007.
     General and administrative expenses in the home-based services for the nine months ended September 30, 2008 were $75.9 million and $56.7 million for the nine months ended September 30, 2007. General and administrative expenses in the home-based services segment represented approximately 33.1% and 32.2% of our net service revenue for the nine months ended September 30, 2008 and 2007, respectively. The increase in general and administrative expenses as a percent of net service revenue relates to $3.1 million (1.3% of home-based net service revenue) of consulting services, primarily supporting our billing and collections of patient receivables.
     Facility-Based Services. General and administrative expenses in the facility-based services for the three months ended September 30, 2008 were $3.0 million and $3.8 million for the three months ended September 30, 2007. General and administrative expenses in the facility-based services segment represented approximately 21.9% and 26.6% of our net service revenue for the three months ended September 30, 2008 and 2007, respectively. The decrease in general and administrative expenses as a percentage of net service revenue relates to the decrease in patient days and occupancy during the three months ended September 30, 2008 compared to the same period in prior year.
     General and administrative expenses in the facility-based services for the nine months ended September 30, 2008 were $10.4 million, a decrease of $1.3 million, or 11.1%, from $11.7 million for the nine months ended September 30, 2007. General and administrative expenses in the facility-based services segment represented approximately 24.4% and 29.0% of our net service revenue for the nine months ended September 30, 2008 and 2007, respectively. The decrease in general and administrative expenses as a percent of net service revenue is primarily due to increased revenue from increased patient acuity during the nine months ended September 30, 2008 compared to the same periods in the prior year.
Income Tax Expense
     The effective tax rates for the three months ended September 30, 2008 and 2007 were 39.5% and 35.1%, respectively.
     The effective tax rates for the nine months ended September 30, 2008 and 2007 were 38.6% and 36.7%, respectively.
     The increase in the effective tax rate relates primarily to the absence of the Work Opportunity Tax Credits in the current year and increased state income taxes as a result of our growth and expansion into new states.
Minority Interest

     Minority interest expense increased $1.6 million to $3.0 million for the three months ended September 30, 2008 from $1.4 million for the three months ended September 30, 2007. The increase relates to an increase in joint ventures throughout 2007 and 2008 and an increase in the income from operations related to our joint ventures.
     Minority interest expense increased $3.4 million to $7.7 million for the nine months ended September 30, 2008 from $4.3 million for the nine months ended September 30, 2007. Approximately $2.0 million of the increase relates to the minority interest on equity joint ventures entered into after September 30, 2007. The remaining $1.0 million relates to increased income from operations related to our joint ventures.
Discontinued Operations
     In the second quarter of 2007, the Company placed its critical access hospital into discontinued operations. The sale of the hospital was completed on July 1, 2007.
     Discontinued operations for the three months ended September 30, 2008 did not generate revenue. Net service revenue for the three months ended September 30, 2007 was $1.1 million. Costs, expenses and minority interest were $6,000 and $1.5 million for the three months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008, the loss from discontinued operations after tax was $3,000 as compared to a loss from discontinued operations of $246,000 for the same period in 2007.
     Net service revenue from discontinued operations for the nine months ended September 30, 2008 and 2007 was $52,000 and $3.2 million, respectively. Costs, expenses and minority interest were $333,000 and $4.5 million, respectively, for the nine months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008, the loss from discontinued operations after tax was $171,000 as compared to a loss from discontinued operations of $843,000 for the same period in 2007.
Liquidity and Capital Resources
Impact of Current Credit and Capital Markets
     The credit and capital markets are undergoing significant volatility. Many financial institutions have liquidity concerns, prompting government intervention. Our exposure to the credit crisis includes the availability of funds under our revolving credit facility and the availability of capital in the event that funds under the credit facility are not available to us. Amounts drawn under our revolving credit facility are primarily used to fund acquisitions. During the nine months ended September 30, 2008, we drew and repaid $32.8 million under our revolving credit facility. These funds provided short term financing on acquisitions and were repaid using operating cash flows. At September 30, 2008, the entire $75 million was available to us under the revolving credit facility. We intend to continue to financing acquisitions with operating cash flows and, as necessary, draws under the revolving credit facility. Although at the time we do not believe the availability of funds under our revolving credit facility to be at risk, in the event that funds are not available under the revolving credit facility, we would reduce our acquisition activity and fund all growth out of operating cash flows.
Liquidity
     Our principal source of liquidity for operating activities is the collection of our accounts receivable, most of which are collected from governmental and third party commercial payors. Our reported cash flows from operating activities are affected by various external and internal factors, including the following:
•	Operating Results — Our net income has a significant effect on our operating cash flows. Any significant increase or decrease in our net income could have a material effect on our operating cash flows.

•	Receipt of payments from CMS — Operating cash flows are dependent upon our collections from CMS. Process lags within the CMS system affect our operating cash flows.

•	Start-Up Costs — Following the completion of an acquisition, we generally incur substantial start-up costs in order to implement our business strategy. There is generally a delay between our expenditure of these start-up costs and the increase in net service revenue, and subsequent cash collections, which adversely affects our cash flows from operating activities.

•	Timing of Payroll — Our employees are paid bi-weekly on Fridays; therefore, operating cash flows decline in reporting periods that end on a Friday. Conversely, for those reporting periods ending on a day other than Friday, our cash flows are higher because we have not yet paid our payroll.

•	Medical Insurance Plan Funding — We are self-funded for medical insurance purposes. Any significant changes in the amount of insurance claims submitted could have a direct effect on our operating cash flows.

•	Medical Supplies — The cost of medical supplies is a significant expense associated with our business. Any increase in the cost of medical supplies, or in the use of medical supplies by our patients, could have a material effect on our operating cash flows.

     The following table summarizes changes in cash (amounts in thousands):

	Nine Months
	Ended September 30,
	2008	2007
Cash provided by operating activities	$59,434	$14,955
Cash used in investing activities	(44,818)	(25,010)
Cash used in financing activities	(4,620)	(3,963)

Change in cash	9,996	(14,018)
Cash and cash equivalents at beginning of period	1,155	26,877

Cash and cash equivalents at end of period	$11,151	$12,859

     Operating cash flows increased $44.5 million during the nine months ended September 30, 2008. Cash provided by collections on accounts receivables increased $18.6 million. The increase also relates to an increase in accounts payable and accrued expenses as well as an increase in non-cash charges during the nine months ended September 30, 2008 compared to the same period in the prior year.
     Investing cash outflows increased $19.8 million during the nine months ended September 30, 2008. During the nine month period ending September 30, 2008, we paid approximately $40.0 million for acquisitions compared to $22.4 million for the same period ending 2007. The remaining increase is primarily due to the net effect of acquiring the Company’s current aircraft for $5.1 million offset by proceeds from selling the previous aircraft of $3.1 million.
     Financing cash outflows increased $0.7 million during the nine months ended September 30, 2008, primarily related to the financing arrangements on the purchase of the Company’s aircraft discussed above. In February 2008 we entered into a new loan agreement with Capital One for $5.1 million and paid off our December 31, 2007 outstanding loan with a balance of $2.9 million.
     Days sales outstanding, or DSO, at September 30, 2008, was 52 days compared to 69 days at September 30, 2007. When adjusted for acquisitions and unbilled accounts receivables, DSO at September 30, 2008 was 49 days. The adjustment takes into account $3.8 million of unbilled receivables that the Company is delayed in billing due to the lag time in receiving the change of ownership after acquisitions. For the comparable period in 2007, adjusted DSO was 64 days, taking into account $4.1 million in unbilled accounts receivable.
     At September 30, 2008, we had working capital of $44.4 million compared to $61.0 million at December 31, 2007, a decrease of $16.6 million, or 27.2%. The decrease in working capital relates to a decrease in patient accounts receivable of $14.2 million as of September 30, 2008 compared to December 31, 2007 and the investing of funds generated into acquisitions of agencies. Current liabilities increased $15.3 million, primarily accounts payable, accrued liabilities and accrued salaries, wages and benefits and income taxes payable at September 30, 2008 compared to December 31, 2007; the increase is primarily due to the timing of paying those liabilities.
Indebtedness
     Our total long-term indebtedness was $5.2 million at September 30, 2008 and $3.4 million at December 31, 2007, including the current portions of $608,000 and $521,000, respectively.
     On February 20, 2008, the Company entered into a new credit facility agreement with Capital One (“New Credit Facility”), which was amended on March 6, 2008 to include an additional lender, First Tennessee Bank, N.A., to increase the line of credit from $25 million to $37.5 million and to amend the Eurodollar Margin for each Eurodollar Loan (as those terms are defined in the New Credit Facility) issued under the New Credit Facility. The Credit Agreement was amended and restated on June 12, 2008 to add Branch Banking and Trust Company as a Lender and to increase the maximum aggregate principal amount of the line of credit from $37.5 million to $75.0 million. The New Credit Facility is unsecured, has a term of two years and a letter of credit sublimit of $2.5 million. The annual facility fee is 0.125 percent of the total availability. The interest rate for borrowings under the New Credit Agreement is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin based on the Leverage Ratio as defined in the New Credit Facility. No amounts were outstanding on this facility as of September 30, 2008.

     The interest rate for borrowings under the New Credit Agreement is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin as set forth below:

	Eurodollar	Base Rate
Leverage Ratio	Margin	Margin
<1.00:1.00	1.75%	(0.25)%
≥1.00:1.00<1.50:1.00	2.00%	0%
≥1.50:1.00<2.00:1.00	2.25%	0%
≥2.00:1.00	2.50%	0%
     Our New Credit Facility contains customary affirmative, negative and financial covenants. For example, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the New Credit Facility we are also required to meet certain financial covenants with respect to fixed charge coverage, leverage, working capital and liabilities to tangible net worth ratios. At September 30, 2008 and December 31, 2007, the Company was in compliance with all covenants.
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
     In February 2008, the Company entered into a loan agreement with Capital One, National Association (“Capital One”) for a term note in the amount of $5.1 million for the purchase of a 1999 Cessna 560 aircraft. The aircraft is collateral for the term note, which is payable in 83 monthly installments of principal plus interest commencing on March 6, 2008 followed by one balloon installment on February 6, 2015 of $930,000. The term note bears interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9 percent.
Contingencies
     For a discussion of contingencies, see Item 1, “Notes to Consolidated Financial Statements — Note 6 — Commitments and Contingencies” of this Form 10-Q.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2008, we had cash of $11.7 million. Cash in excess of requirements is deposited in highly liquid money market instruments with maturities of less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not be expected to have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.
     Our exposure to market risk relates to changes in interest rates for borrowings under the New Credit Facility we entered into in February 2008. The New Credit Facility is a revolving credit facility and as such the Company borrows, repays and re-borrows amounts as needed, changing the average daily balance outstanding under the facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the New Credit Facility would have increased interest expense $2,000 for the three months ended September 30, 2008.
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
     Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007. During the first quarter of 2008, management implemented two primary measures to address the material weakness. First, the Company enhanced the controls and processes for calculating the allowance for uncollectible accounts. The enhancements include estimating and documenting the collectability of receivables at the end of a period based on the aging categories and timely review of the documentation by senior management and our outside consultants, Simione Consultants (“Simione”). Second, the Company engaged outside consultants, Simione, to oversee the Company’s billing and collection efforts with regards to commercial, managed care, and non Private Fee-For-Service Medicare Advantage plan payors beginning in February 2008. Simione’s oversight has improved collection efforts and provided an additional evaluation of the collectability of the accounts. This valuation and measurement of the estimated allowance for doubtful accounts was applied consistently throughout 2008.

     Although the Company’s remediation efforts with respect to the above referenced material weakness are substantially completed, management will not be able to affirmatively conclude that the internal controls over financial reporting implemented to remediate the material weakness are operating effectively until such controls are effectively operational for a period of time and are successfully tested. As of September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that because additional testing is required to determine if the material weakness described in the Company’s annual report on Form 10-K for the year ended December 31, 2007 has been fully remedied, the Company did not maintain effective internal control over financial reporting as of the end of the period covered by this report.
Changes in Internal Controls
     Except for the controls implemented to address the material weakness identified in the Company’s report on Form 10-K for the year ended December 31, 2007, there have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the nine months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are involved in litigation and proceedings in the ordinary course of business. We do not believe that the outcome of any of the matters in which we are currently involved, individually or in the aggregate, will have a material adverse effect upon our business, financial condition, or results of operations.
ITEM 1A. RISK FACTORS.
     The adverse changes in the capital and credit markets may negatively affect our ability to access financing and without such financing we may be unable to achieve our objectives for strategic acquisitions and internal growth.
The disruption of the global financial and credit markets and the related instability in the global financial system may have an effect on our long term liquidity and financial conditions. While we have been able to achieve our current acquisition strategy without borrowing on our Credit Facility, the need may arise to obtain additional funding. We do not believe our availability of funds under our Credit Facility is at risk; however, we continue to monitor our lenders. If the availability under our current Credit Facility decreases we may need to consider adjusting our growth strategy.
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

4.2
Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005 and to the form 8-K on January 4, 2008, respectively).

4.3		Form of Stockholder Protection Rights Agreement, between LHC Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Form 8-K on March 11, 2008).

31.1		Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.
Date November 10, 2008	/s/ Peter J. Roman
Peter J. Roman
Senior Vice President and Chief Financial Officer