Form 10-Q/A
period 2008-09-30
LHC Group, Inc
filed 2009-01-05
CIK 1303313

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

LHC GROUP, INC.

EXPLANATORY NOTE
     The Quarterly Report on Form 10-Q for LHC Group, Inc. for the quarterly period ending September 30, 2008 is being amended to revise Part I in response to comments of the Staff of the Securities and Exchange Commission and to make certain additional revisions to the Company’s disclosures. This Amendment No. 1 on Form 10-Q/A revises Part I, Item 1, Condensed Consolidated Financial Statements, Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk and Part I, Item 4, Controls and Procedures as follows:
•	Footnote 4 in Item 1 contains a computational error regarding the Company’s balloon payment on the term note. The balloon payment, which is due on February 6, 2015, is $4.1 million rather than $930,000.

•	Item 3 also contains a computational error. The first sentence states that the Company has cash of $11.7 million; however, as of September 30, 2008, the Company had cash of $11.2 million.
•	The third paragraph in Item 4 states, “As of September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that because additional testing is required to determine if the material weakness described in the Company’s annual report on Form 10-K for the year ended December 31, 2007 has been fully remedied, the Company did not maintain effective internal control over financial reporting as of the end of the period covered by this report.” The disclosure is being amended to further state that as of September 30, 2008, the Company’s disclosure controls and procedures were also not effective.
     Also, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15, certain certifications are attached as exhibits hereto. Other than Part I, the remainder of the Quarterly Report on Form 10-Q is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 has no effect on the Company’s consolidated financial position or results of operations previously reported in the Form 10-Q. Except as set forth above, this Amendment No. 1 does not modify or update in any way the disclosures, including, without limitation, the financial statements, in the Form 10-Q, and speaks of the original filing date of the Form 10-Q and does not reflect events occurring after the original filing of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with our Form 10-Q for the period ending September 30, 2008.

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

4. Credit Arrangements
Long-Term Debt
     Long-term debt consisted of the following:

	September 30,	December	31,
	2008	2007
	(in thousands)

Notes payable:
Due in monthly installments of $28,056 through February 2015 at LIBOR plus 1.90% (4.38% at September 30, 2008) plus a balloon payment of $4,100,000	$4,853	$—
Due in monthly installments of $12,500 through November 2009 at 5.78%	157	260
Due in yearly installments of $50,000 through August 2010 at 6.25%	100	150
Due in monthly installments of $20,565 through October 2015 at LIBOR plus 2.25% (6.71% at December 31, 2007)	—	2,870

	5,110	3,280
Less current portion of long-term debt	531	433

	$4,579	$2,847

     In February 2008, the Company entered into a loan agreement with Capital One, National Association (“Capital One”) for a term note in the amount of $5.1 million for the purchase of a 1999 Cessna 560 aircraft. The aircraft is collateral for the term note, which is payable in 83 monthly installments of principal plus interest commencing on March 6, 2008 followed by one balloon installment on February 6, 2015 of $4.1 million. The term note bears interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9 percent.
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
     In February 2008, the Company entered into a loan agreement with Capital One, National Association (“Capital One”) for a term note in the amount of $5.1 million for the purchase of a 1999 Cessna 560 aircraft. The aircraft is collateral for the term note, which is payable in 83 monthly installments of principal plus interest commencing on March 6, 2008 followed by one balloon installment on February 6, 2015 of $4.1 million. The term note bears interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9 percent.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2008, we had cash of $11.2 million. Cash in excess of requirements is deposited in highly liquid money market instruments with maturities of less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not be expected to have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.
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
     Although the Company’s remediation efforts with respect to the above referenced material weakness are substantially completed, management will not be able to affirmatively conclude that the internal controls over financial reporting implemented to remediate the material weakness are operating effectively until such controls are effectively operational for a period of time and are successfully tested. As of September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that because additional testing is required to determine if the material weakness described in the Company’s annual report on Form 10-K for the year ended December 31, 2007 has been fully remedied, the Company did not maintain effective internal control over financial reporting as of the end of the period covered by this report. Accordingly, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective disclosure controls and procedures of September 30, 2008.
Changes in Internal Controls
     Except for the controls implemented to address the material weakness identified in the Company’s report on Form 10-K for the year ended December 31, 2007, there have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.
Date January 5, 2009	/s/ Peter J. Roman
Peter J. Roman
Senior Vice President and Chief Financial Officer