Form 10-K
period 2008-12-31
LHC Group, Inc
filed 2009-03-16
CIK 1303313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $352.9 million based on the closing sale price as reported on the NASDAQ Global Select Market. For purposes of this determination shares beneficially owned by officers, directors and ten percent shareholders have been excluded, which does not constitute a determination that such persons are affiliates.

There were 18,323,652 shares of common stock, $.01 par value, issued and outstanding as of March 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2008 are incorporated by reference in Part II of this Form 10-K. Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K.

LHC GROUP, INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference herein, contain certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “foresee,” “estimate,” “predict,” “potential,” “intend” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2008;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the impact of the President’s budget proposal;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operating and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our propriety technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in or future interpretations of fraud, anti-kickback or other laws.

The forward-looking statements included in this report reflect our current views and assumptions only as of the date this report is filed with the Securities and Exchange Commission. Except as required by law, we assume no responsibility and do not intend to release updates or revisions to forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. The occurrence of any of the events described in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K or incorporated by reference into this Annual Report on Form 10-K, and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business, and any such forward-looking statements should not be relied on as a prediction of future events. Many factors, beyond our ability to control or predict could cause actual results or achievements to materially differ from any future results or achievements expressed in or implied by our forward-looking statements.

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

Unless otherwise indicated, “LHC Group,” “we,” “us,” “our” and “the Company” refer to LHC Group, Inc. and our consolidated subsidiaries.

Item 1.	Business.

Overview

We provide post-acute health care services to patients through our home nursing agencies, hospices, and long-term acute care hospitals (“LTACHs”). Through our wholly and majority owned subsidiaries, equity joint ventures and controlled affiliates, we currently operate in Louisiana, Mississippi, Arkansas, Alabama, Texas, Kentucky, Florida, Tennessee, Georgia, Virginia, West Virginia, North Carolina, Ohio, Missouri, Oklahoma, Maryland and Washington. As of December 31, 2008, we owned and operated 206 home nursing agency locations, 19 hospices, two diabetes management companies, three specialty agencies and four private duty agencies. As of December 31, 2008, we managed the operations of four home nursing agencies in which we do not have an ownership interest. Our facility-based services operations as of December 31, 2008, included four long-term acute care hospitals with seven locations, an outpatient rehabilitation clinic, a pharmacy, one medical equipment location and a family health center. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest.

We provide home-based post-acute health care services through our home nursing agencies and hospices. Our home nursing locations offer a wide range of services, including skilled nursing, home health aides, medically-oriented social services and physical, occupational and speech therapy. The nurses, home health aides and therapists in our home nursing agencies work closely with patients and their families to design and implement individualized treatments in accordance with a physician-prescribed plan of care. Our hospices provide palliative care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors and volunteers. Of our 238 home-based services locations, 134 are wholly-owned by us, 92 are majority-owned or controlled by us through joint ventures, eight are operated through license lease arrangements and we manage the operations of four home nursing agencies in which we have no ownership interest.

Our long-term acute care hospitals, six of which are located within host hospitals, provide services primarily to patients with complex medical conditions who have transitioned out of a hospital intensive care unit but whose conditions remain too severe for treatment in a non-acute setting. As of December 31, 2008, our hospitals had 156 licensed beds. We provide outpatient rehabilitation services through physical therapists, occupational therapists and speech pathologists at the outpatient rehabilitation clinic which we own. We also provide outpatient rehabilitation services to patients on a contractual basis. In addition, we manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Of our

12 facility-based services locations in which we maintain an ownership interest, six are wholly-owned by us and six are majority-owned or controlled by us through joint ventures.

Our net service revenue by segment was as follows (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006

Home-Based Services	$326,041	$244,107	$164,701
Facility-Based Services	$57,255	$53,924	$53,834

Consolidated Net Service Revenue	$383,296	$298,031	$218,535

Our founders began operations in September 1994 as St. Landry Home Health, Inc. in Palmetto, Louisiana. After several years of expansion, our founders reorganized their business and began operating as Louisiana Healthcare Group, Inc. in June 2000. In March 2001, Louisiana Healthcare Group, Inc. reorganized and became a wholly owned subsidiary of The Healthcare Group, Inc., a Louisiana business corporation. In December 2002, The Healthcare Group, Inc. merged into LHC Group, LLC, a Louisiana limited liability company, with LHC Group, LLC being the surviving entity. In January 2005, LHC Group, LLC established a wholly owned Delaware subsidiary, LHC Group, Inc. On February 9, 2005, LHC Group, LLC merged into LHC Group, Inc., which is a Delaware corporation. Our principal executive offices are located at 420 West Pinhook Road, Suite A, Lafayette, Louisiana, 70503. Our telephone number is (337) 233-1307 and our website is www.lhcgroup.com.

Industry and Market Opportunity

According to the Medicare Payment Advisory Committee (“MedPAC”), an independent federal body established to advise Congress on issues affecting the Medicare program, approximately one-third of all general acute care hospital patients require additional care following their discharge from the hospital. Post-acute care currently comprises approximately 15% of Medicare’s total spending. Some of these patients receive less intensive care in settings such as skilled nursing facilities, outpatient rehabilitation clinics or the home, while others receive continuing care in more intensive care settings such as inpatient rehabilitation facilities or long-term acute care hospitals that are either freestanding or co-located within general acute care facilities. According to MedPAC estimates, Medicare spending totaled $20.2 billion in 2007 for the two primary post-acute sectors in which we operate: home nursing ($15.7 billion) and long-term acute care hospitals ($4.5 billion).

MedPAC estimates that there were approximately 9,801 Medicare-certified home nursing agencies in the United States in 2007, the majority of which are operated by small local or regional providers. MedPAC estimates that in 2007, 67% of freestanding home health agencies were urban, 16% were rural and 17% were mixed. Also, 14% were not-for-profit, 79% were for profit and 7% were government. MedPAC predicts that Medicare spending on home nursing services will increase at an average annual growth rate of 7.4% between 2007 and 2017. Growth is being driven by:

•	a U.S. population that is getting older and living longer;

•	patient preference for less restrictive care settings;

•	incentives for general acute care hospitals to discharge patients into less intensive treatment settings as quickly as medically appropriate;

•	higher incidences of chronic conditions and disease; and

•	a continued movement of institutionalized people into home- and community-based care.

Long-term acute care hospitals provide specialized medical and rehabilitative care to patients with complex medical conditions requiring higher intensity care and monitoring that cannot be provided effectively in other health care settings. These facilities typically serve as an intermediate step between the intensive care unit of a general acute care hospital and a less intensive treatment setting, such as a skilled nursing facility or the home. According to MedPAC estimates, Medicare spending for services provided by long-term acute care hospitals have held steady at $4.5 billion since 2005.

We believe our post-acute service provides valuable alternatives to this underserved, rural patient population. According to the National Institute of Health (“NIH”), rural areas have a higher percentage of residents over the age of 65, who, in 2006, accounted for 18.0% of the total population in rural markets compared to 15.0% in urban markets. Additionally, according to NIH, rural areas typically do not offer the range of post-acute health care services that are available in urban or suburban markets. As such, patients in rural markets face challenges in accessing health care in a convenient and appropriate setting. For example, NIH estimates that although 20% of Americans live in rural areas, less than 9% of the nation’s physicians practice in rural areas. According to NIH, individuals in rural areas may also have difficulty reaching health care facilities due to greater travel time or a lack of public transportation. The economic characteristics and population dispersion of rural markets also make these markets less attractive to health maintenance organizations and other managed care payors. Government studies cited by NIH have shown rural residents also tend to have more health complications than urban residents. Additionally, NIH has noted that residents in rural areas are less likely to use preventive screening services and have a higher prevalence of disabilities, heart disease, cancer, diabetes and other chronic conditions when compared to urban residents.

We believe we are well positioned to build and maintain long-term relationships with local hospitals, physicians and other health care providers and to become the highest quality post-acute provider in our markets. In our experience, because most rural areas have the population size to support only one or two general acute care hospitals, the local hospital often plays a significant role in rural market health care delivery systems. Rural patients who require home nursing frequently receive care from a small home care agency or an agency that, while owned and run by the hospital, is not an area of focus for that hospital. Similarly, patients in these markets who require services typically offered by long-term acute care hospitals are more likely to remain in the community hospital because it is often the only local facility equipped to deal with severe, complex medical conditions. By entering these markets through affiliations with local hospitals, competition for the services we provide is minimal.

Business Strategy

Our objective is to become the leading provider of post-acute services to Medicare beneficiaries in the United States. To achieve this objective, we intend to:

Drive internal growth in existing markets.  We intend to drive internal growth in our current markets by increasing the number of health care providers in each market from whom we receive referrals and by expanding the breadth of our services. We intend to achieve this growth by: (1) continuing to educate health care providers about the benefits of our services; (2) reinforcing the position of our agencies and facilities as community assets; (3) maintaining our emphasis on high-quality medical care for our patients; and (4) providing a superior work environment for our employees.

Achieve margin improvement through the active management of costs.  The majority of our net service revenue is generated under Medicare prospective payment systems (“PPS”) through which we are paid pre-determined rates based upon the clinical condition and severity of the patients in our care. Because our profitability in a fixed payment system depends upon our ability to manage the costs of providing care, we continue to pursue initiatives to improve our margins and net income.

Expand into new markets.  We will continue expanding into new markets by developing de novo locations and by acquiring existing Medicare-certified home nursing agencies in attractive markets throughout the United States. We will continue our unique strategy of partnering with non-profit hospitals in home health services as these ventures provide significant return on investment. We will also look to acquire larger freestanding agencies that can serve as growth platforms in markets we do not currently serve in order to support our growth into new states.

Pursue strategic acquisitions.  We will continue to identify and evaluate opportunities for strategic acquisitions in new and existing markets that will enhance our market position, increase our referral base and expand the breadth of services we offer.

Develop joint ventures.  We endeavor to joint venture with hospitals to provide post-acute services, such as home health, hospice and LTACH services in communities served by hospitals already operating Medicare- certified home health agencies.

Services

We provide post-acute care services in the United States providing quality cost-effective health care services to patients within the comfort and privacy of their home or place of residence. Our services can be broadly classified into two principal categories: (1) home-based services offered through our home nursing agencies and hospices; and (2) facility-based services offered through our long-term acute care hospitals and outpatient rehabilitation clinic and inpatient rehabilitation facility.

Home-Based Services

Home Nursing.  Our registered and licensed practical nurses provide a variety of medically necessary services to homebound patients who are suffering from acute or chronic illness, recovering from injury or surgery, or who otherwise require care, teaching or monitoring. These services include wound care and dressing changes, cardiac rehabilitation, infusion therapy, pain management, pharmaceutical administration, skilled observation and assessment and patient education. We have also designed guidelines to treat chronic diseases and conditions including diabetes, hypertension, arthritis, Alzheimer’s disease, low vision, spinal stenosis, Parkinson’s disease, osteoporosis, complex wound care and chronic pain. Our home health aides provide assistance with activities of daily living such as light housekeeping, simple meal preparation, medication management, bathing and walking. Through our medical social workers we counsel patients and their families with regard to financial, personal and social concerns that arise from a patient’s health-related problems. We provide skilled nursing, ventilator and tracheotomy services, extended care specialties, medication administration and management and patient and family assistance and education. We also provide management services to third-party home nursing agencies, often as an interim solution until proper state and regulatory approvals for an acquisition can be obtained.

Our physical, occupational and speech therapists provide therapy services to patients in their home. Our therapists coordinate multi-disciplinary treatment plans with physicians, nurses and social workers to restore basic mobility skills such as getting out of bed and walking safely with crutches or a walker. As part of the treatment and rehabilitation process, a therapist will stretch and strengthen muscles, test balance and coordination abilities and teach home exercise programs. Our therapists assist patients and their families with improving and maintaining a patient’s ability to perform functional activities of daily living, such as the ability to dress, cook, clean and manage other activities safely in the home environment. Our speech and language therapists provide corrective and rehabilitative treatment to patients who suffer from physical or cognitive deficits or disorders that create difficulty with verbal communication or swallowing.

All of our home nursing agencies offer 24-hour personal emergency response and support services through Philips Lifeline for qualified patients who require close medical monitoring but who want to maintain an independent lifestyle. These services consist principally of a communicator that connects to the telephone line in the subscriber’s home and a personal help button that is worn or carried by the individual subscriber and that, when activated, initiates a telephone call from the subscriber’s communicator to Lifeline’s central monitoring facilities. Lifeline’s trained personnel identify the nature and extent of the subscriber’s particular need and notify the subscriber’s family members, neighbors and/or emergency personnel, as needed. Our use of the Lifeline system increases patient satisfaction and loyalty by providing our patients a point of contact between scheduled nursing visits. As a result, we provide a more complete regimen of care management than our competitors in the markets in which we operate by offering this service to qualified patients as part of their home health plan of care.

Hospice.  Our Medicare-certified hospice operations provide a full range of hospice services designed to meet the individual physical, spiritual and psychosocial needs of terminally ill patients and their families. Our hospice services are primarily provided in a patient’s home but can also be provided in a nursing home, assisted living facility or hospital. Key services provided include pain and symptom management accompanied by palliative medication, emotional and spiritual support, spiritual counseling and family bereavement counseling, inpatient and respite care, homemaker services, dietary counseling and social worker visits for up to 13 months after a patient’s death.

Facility-Based Services

Long-term Acute Care Hospitals.  Our long-term acute care hospitals treat patients with severe medical conditions who require a high-level of care, frequent monitoring by physicians and other clinical personnel. Patients who receive our services in a long-term acute care hospital are too medically unstable to be treated in a non-acute setting. Examples of these medical conditions include respiratory failure, neuromuscular disorders, cardiac disorders, non-healing wounds, renal disorders, cancer, head and neck injuries and mental disorders. These impairments often are associated with accidents, strokes, heart attacks and other serious medical conditions. We also treat patients diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. As part of our facility-based services, we operate an institutional pharmacy, which focuses on providing a full array of institutional pharmacy services to our long-term acute care hospitals and inpatient rehabilitation facility.

Rehabilitation Services.  We provide rehabilitation services in multiple settings, including both inpatient and outpatient settings. In our facilities and through our contractual relationships, we provide physical, occupational and speech rehabilitation services. We also provide certain specialized services such as hand therapy or sports performance enhancement to treat sports and work related injuries, musculoskeletal disorders, chronic or acute pain and orthopedic conditions. Our patients are often diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, strokes, heart attacks and other medical conditions. Our rehabilitation services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also design services to prevent short-term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our physical, occupational and respiratory therapists and speech-language pathologists. We also provide management services to one inpatient rehabilitation facility and operate one health and wellness center.

Operations

Financial information relating to the home- and facility- based segments is found in the consolidated financial statements of the Company included in this Annual Report on Form 10-K. All of our operations are based in the United States; therefore 100% of our revenues from external customers for the years ended December 31, 2008, 2007 and 2006 and 100% of our long-lived assets were attributed to the United States.

Home-Based Services

Each of our home nursing agencies is staffed with experienced clinical home health professionals who provide a wide range of patient care services. Our home nursing agencies are managed by a Director of Nursing or Branch Manager who is also a licensed registered nurse. Our Directors of Nursing and Branch Managers are overseen by State Directors who report to Division Vice Presidents. The Senior Vice President of Operations is accountable for the oversight of the Division Vice Presidents and directly reports to the President and Chief Operating Officer of the Company. Our patient care operating model for our home nursing agencies is structured on a base model that requires a Medicare patient minimum census of 50 patients. At the base model level, one registered nurse is responsible for all aspects of the management of each patient’s plan of care. A home nursing agency based on this model is staffed with an office manager, a field-registered nurse, a field-licensed professional nurse and a home health aide. We also employ and/or contract with local community therapists and other clinicians, as appropriate, to provide additional required services. As the size and patient census of a particular home nursing agency grows, these staffing patterns are increased appropriately.

Our home nursing agencies use our Service Value Point system, a proprietary clinical resource allocation model and cost management system. The system is a quantitative tool that assigns a target level of resource units to a group of patients based upon their initial assessment and estimated skilled nursing and therapy needs. The Service Value Point system allows the Director of Nursing or Branch Manager to allocate adequate resources throughout the group of patients assigned to his or her care, rather than focusing on the profitability of an individual patient.

Patient care is handled at the home nursing agency level. Functions that are centralized into the home office include payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management, pharmacy and general clinical oversight accomplished by periodic on-site surveys. Each of our home nursing agencies is licensed and certified by the state and federal governments, and 38 agencies are accredited by the Joint Commission, a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Those not yet accredited are working towards achieving this accreditation, a process which can take up to six months.

Facility-Based Services

Long-Term Acute Care Hospitals.  Each of our long-term acute care hospital locations is managed by a Hospital Administrator, while the clinical operations are directed by a Director of Nursing who is a licensed registered nurse. The individual Hospital Administrators are responsible for managing the day-to-day operating activities of the hospital within appropriate budgetary constraints. Each Hospital Administrator reports to the Vice President of Facility-Based Services. Each Director of Nursing reports directly to his or her respective hospital administrator as well as indirectly to our Director of Clinicals responsible for the oversight of the quality of patient care services. The medical management of each patient is overseen by a Medical Director who is responsible for ensuring the appropriateness of admissions, as well as leading weekly patient care conferences.

We follow a clinical approach under which each patient is discussed in weekly, multidisciplinary team meetings. In these meetings patient progress is assessed, compared to goals and future goals are set. Attendees at the meetings include a patient’s family member and referring physician. We believe that this model results in higher quality care, predictable discharge patterns and the avoidance of unnecessary delays.

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

Joint Ventures

As of December 31, 2008, we had 52 joint venture agreements and four agency leasing arrangements for 107 of our agencies.

Type of Services
Home Nursing Agencies	91
Hospice	10
LTACH	6

107

Our joint ventures are structured either as equity joint ventures or agency leasing arrangements, as permitted by applicable state laws and subject to business considerations. Of the 52 joint ventures, we have joint ventured with hospitals on 44, with physicians on four and with other parties on four. With respect to our four joint ventures with physicians, three are for the ownership and operation of long-term acute care hospitals and one is for the ownership of a rural home nursing agency.

Equity Joint Ventures

As of December 31, 2008, we had 52 equity joint ventures for the ownership and operation of home nursing agencies, hospices, outpatient rehabilitation clinics and long-term acute care hospitals. Our equity joint ventures are structured as limited liability companies in which we own a majority equity interest and our partners own a minority equity interest ranging from 1% to 49%. At the time of formation, we and our partners each contribute capital to the equity joint venture in the form of cash or property. We believe that the amount contributed by each party to the equity joint venture represents their pro rata portion of the fair market value of the equity joint venture. None of our partners are required to make or influence referrals to our equity joint ventures. In fact, each of our hospital joint venture partners must follow the same Medicare discharge planning regulations, which, among other things, requires them to offer each Medicare patient a list of available Medicare-certified home nursing agency options and to allow the patient to choose his or her own provider.

We serve as the manager for our equity joint ventures and oversee their day-to-day operations. In two of our equity joint ventures with parties other than hospitals or physicians, our partners provide business development services and, in one case, administrative services. From a governance perspective, our equity joint ventures are either manager-managed or board managed. In our manager-managed joint ventures, we are designated as the manager, and, in our board managed joint ventures, we generally hold a majority of the votes required to take action. We generally possess a majority of the total votes available to be cast by the members of the management committee. However, in three of these joint ventures where we have partnered with not-for-profit hospitals, the hospital controls a majority of the total management committee votes. In such instances we possess the right to withdraw from the equity joint venture at any time upon notice to our partner in exchange for the receipt of a payment in an amount calculated in accordance with a predetermined fair market value formula. The members of our equity joint ventures participate in profits and losses in proportion to their equity interests. Distributions from our equity joint ventures are made pro-rata based on percentage ownership interests and are not based on referrals made to the equity joint venture by any of the members.

The 52 equity joint ventures individually contribute between 0.1% and 6.8% of our total net service revenue and only two of the equity joint ventures account for greater than 5.0% of our total net service revenue for the 12 months ended December 31, 2008. Louisiana Extended Care Hospital of Lafayette, a long-term acute care hospital in which we own 87.3% of the membership interests, with the remaining 12.7% ownership divided among 19 individual physicians, contributed 6.59% to net service revenue, for the year ended December 31, 2008. Any member may withdraw from this equity joint venture upon 90 days advance written notice. Mississippi HomeCare of Jackson II, LLC, of which we have a 66.67% ownership interest with the remaining 33.33% ownership interest belonging to Mississippi Baptist Medical Center Inc., contributed 6.8% to our consolidated net service revenue. This joint venture was converted from a license lease arrangement (discussed below) to an equity joint venture in October 2007.

Several of our equity joint ventures include a buy/sell option that grants to us and our joint venture partner(s) the right to require the other joint venture party to either purchase all of the exercising member’s membership interests or sell to the exercising member all of the non-exercising member’s membership interests, at the non-exercising member’s option, within 30 days of the receipt of notice of the exercise of the buy/sell option. In some instances, the purchase price under these buy/sell provisions is based on a multiple of the historical or future earnings before income taxes, depreciation and amortization of the equity joint venture at the time the buy/sell option is exercised. In other instances, the buy/sell purchase price will be negotiated by the partners but will be subject to a fair market valuation process.

License Leasing Agreements

As of December 31, 2008, we have four agreements to lease, through our wholly-owned subsidiaries, the right to use the home health licenses necessary to operate five of our home nursing agencies and three hospice agencies. These leases are entered into in instances when state law would otherwise prohibit the alienation and sale of home nursing agencies or when the local hospital is reluctant to sell its home health agency due to state-imposed limits on the number of certificates of need or permits of approval. The leasing fees for two of these agreements depend on net quarterly projections and are each capped at $160,000 per year for the first three years with a 3.0% increase every three years during the initial term, which expire in 2010. The third leasing arrangement calls for monthly fees of $16,000 during the three years with a 5% increase every three years of the initial terms, expiring in 2017. The fourth leasing arrangement calls for a fixed monthly fee of $5,000 for the initial term of the agreement, which expires in 2017. In all four leasing arrangements, we have a right of first refusal in the event that the lessor intends to sell the leased agency to a third party.

Management Services Agreements

As of December 31, 2008, we have four management services agreements under which we manage the operations of four home nursing agencies and one inpatient rehabilitation facility. We currently have no ownership interest in the agencies and facilities subject to these management services agreements. We are responsible for the costs associated with the locations and personnel required for the provision of services. We are compensated based on a percentage of cash collections or are reimbursed for operating expenses and compensated based on a percentage of operating net income. The term of these arrangements is typically five years, with an option to renew for an additional five-year term. The termination dates for our management services agreements range from August 31, 2009 to July 31, 2010.

We record management services revenue as services are provided in accordance with the various management services agreements. As described in the agreements we provide billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency or inpatient rehabilitation facility.

Competition

The home health care market is highly fragmented. According to MedPac, there were approximately 9,801 Medicare-certified home nursing agencies in the United States in 2007, the majority of which are operated by small local or regional providers. MedPac estimates that in 2007, 67% of freestanding home health agencies were urban, 16% were rural and 17% were mixed. Although there are a small number of public home nursing companies with significant home nursing operations, they generally do not compete with us in the rural markets that we currently serve. As we expand into new markets, we may encounter public companies that have greater resources or greater access to capital. Competition in our markets comes primarily from small local and regional providers, many of which are undercapitalized. These providers include facility- and hospital-based providers, visiting nurse associations and nurse registries. We are unaware of any competitor offering our breadth of services and focusing on the needs of rural markets.

Although several public and private national and regional companies own or manage long-term acute care hospitals, they generally do not operate in the rural markets that we serve. Generally, the competition in our markets comes from local health care providers. We believe our principal competitive advantages over these local providers are our diverse service offerings, our collaborative approach to working with health care providers, our focus on rural markets and our patient-oriented operating model.

Compliance and Quality Control

In March 2008, we established The LHC Group Quality Council. The Council is responsible for formulating quality of care indicators, identifying performance improvement priorities, and facilitating best-practices for quality care. As part of this council, we adopted the Plan, Do, Check, Act methodology. We also set forth a quality platform for home care that reviews the following:

•	internal audits;

•	external audits;

•	Joint Commission;

•	state and regulatory surveys;

•	home health compare; and

•	patient perception of care.

Our Compliance Committee, which was established in 1996, oversees a comprehensive company-wide compliance program that provides for:

•	the appointment of a compliance officer and committee;

•	adoption of codes of business conduct and ethics;

•	employee education and training;

•	monitoring of an internal system, including a toll-free hotline, for reporting concerns on a confidential, anonymous basis;

•	ongoing internal compliance auditing and monitoring programs;

•	means for enforcing the compliance programs’ policies; and

•	a system to respond to and correct detected problems.

We have approximately 40 Performance Improvement Personnel who are all trained using a performance improvement specific orientation program and mentorship.

As part of our ongoing quality control, internal auditing and monitoring programs, we conduct internal regulatory audits and mock surveys at each of our agencies and facilities at least once a year. If an agency or facility does not achieve a satisfactory rating, we require that it prepare and implement a plan of correction. We then follow-up to verify that all deficiencies identified in the initial audit and survey have been corrected.

As required under the Medicare conditions of participation, we have a continuous quality improvement program, which involves:

•	ongoing education of staff and quarterly continuous quality improvement meetings at each of our agencies and facilities and at our home office;

•	quarterly comprehensive audits of patient charts performed by each of our agencies and facilities;

•	at least annually, a comprehensive audit of patient charts performed on each of our agencies and facilities by our home office staff;

•	review of Home Health Compare scores;

•	assessment of patients’ perception of care; and

•	assessment of infection control practices/risk events.

If an agency or facility fails to achieve a satisfactory rating on a patient chart audit, we require that it prepare and implement a plan of correction. We then conduct a follow-up patient chart audit to verify that appropriate action has been taken to prevent future deficiencies.

The effectiveness of our compliance program is directly related to the legal and ethics training that we provide to our employees. Compliance education for new hires is initiated immediately upon employment through corporate video training and is subsequently reinforced with a corporate orientation program at which the Director of Corporate Compliance conducts a comprehensive compliance training seminar. In addition, all of our employees are required to participate in continuing compliance education and training each year.

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

Technology and Intellectual Property

Our Service Value Point system is a proprietary information system that assists us in, among other things, monitoring use and other cost factors, supporting our health care management techniques, internal benchmarking, clinical analysis, outcomes monitoring and claims generation, revenue cycle management and revenue reporting. We have been notified by the U.S. Patent and Trademark Office that the patent for our Service Value Points system will be issued during the first quarter of 2009. This proprietary home nursing clinical resource and cost management system is a quantitative tool that assigns a target level of resource units to each patient based upon their initial assessment and estimated skilled nursing and therapy needs. We designed this system to empower our direct care employees to make appropriate day-to-day clinical care decisions while also allowing us to manage the quality and delivery of care across our system and to monitor the cost of providing that care both on a patient-specific and agency-specific basis.

In addition to our Service Value Point system, our business is substantially dependent on other non-proprietary software. We utilize a third-party software information system for billing and maintaining patient claim receivables for our long-term acute care hospitals. Our various home nursing agency databases have been fully consolidated into an enterprise-wide system since the first half of 2005, which has improved the accuracy, reliability and efficiency of processing and management reporting.

Further, we have two major patient billing systems that we use across the enterprise: one system for our home-based services and one for our facility-based services. In a majority of our acquisitions we transition the patient billing to the Company’s software system; however, in certain instances the acquired Company may not transition immediately. Both of our systems are fully automated and contain functionality that allows us to calculate net service revenue at both the payor and patient level.

The software we use is based on client-server technology and is highly scalable. We believe our software and systems are flexible, easy-to-use and allow us to accommodate growth without difficulty. Technology plays a key role in our organization’s ability to expand operations and maintain effective managerial control. We believe that building and enhancing our information and software systems provides us with a competitive advantage that allows us to grow our business in a more cost-efficient manner and results in better patient care.

In 2009 we intend to more closely evaluate point of care technology (“POC”). We currently have 23 locations on point of care in Maryland, Tennessee, and Virginia. Compared to 5 years ago when 30%-40% of home health agencies and 5% of hospices utilized POC, today 65% of home health agencies and 30% of hospices utilize POC. Five years ago POC tools did not have predictive or disease management capabilities built in. Today they do. Today, fifty-five percent (55%) of all Americans already have broadband access at home up from 47% in 2007, according to a July Pew Internet & American Life Project report. The study also found that 38% of rural Americans have broadband at home, an increase of 23% from the previous year. $7.2 billion of the $787 billion federal stimulus package is set aside to expand the reach of broadband to rural areas. This supports the increasing ability for real time transfer of information from the field to the office and presents a more compelling quality and efficiency return on investment.

Reimbursement

Medicare

The federal government’s Medicare program, governed by the Social Security Act of 1965, reimburses health care providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services (“HHS”) and the Centers for Medicare & Medicaid Services (“CMS”). Medicare payments accounted for 83.2%, 81.7% and 82.6% of our net service revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.

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

We receive a standard prospective Medicare payment for delivering care over a base 60-day period, referred to as an episode of care. There is no limit to the number of episodes a beneficiary may receive as long as he or she remains eligible. Most patients complete treatment within one payment episode. The base episode payment, established through federal legislation, is a flat rate that is adjusted upward or downward based upon differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity and service utilization. The magnitude of the adjustment is determined by each patient’s categorization into one of 153 payment groups, known as home health resource groups and the costliness of care for patients in each group relative to the average patient. Our payment is adjusted for differences in local prices using the hospital wage index. We bill and are reimbursed for services in two stages: an initial request for advance payment when the episode commences and a final claim when it is completed. We receive 60% of the estimated payment for a patient’s initial episode up-front (after the initial assessment is completed and upon initial billing) and the remaining 40% upon completion of the episode and after all final treatment orders are signed by the physician. In the event of subsequent episodes, reimbursement timing is 50% up-front and 50% upon completion of the episode. Final payments may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (1) an outlier payment if the patient’s care was unusually costly; (2) a low utilization adjustment if the number of visits was fewer than five; (3) a partial payment if the patient transferred to another provider before completing the episode; or (4) a payment adjustment based upon the level of therapy services required in the population base. Because the applicability of a change is dependent upon the completion date of the episode, changes in reimbursement rates could impact our financial results up to 60 days in advance of the effective date and recognition of the change. We submit all Medicare claims through five fiscal Regional Home Health and Hospice Intermediaries for the federal government.

We verify the patient’s eligibility for home health benefits at the time of admission. Through the verification process we are able to determine the payor source and eligibility for reimbursement of each patient. Accordingly, we do not have any material reimbursement amounts that are pending approval based on the eligibility of a patient to receive reimbursement from the applicable payor program. Further, we provide only limited services to patients who are ineligible for reimbursement from a third party payor. Therefore, we do not have any material reimbursement from patients who are self-pay.

The base payment rate for Medicare home nursing in 2008 was $2,270 per 60-day episode. Since the inception of the prospective payment system in October 2000, the base episode payment rate has varied due to both the impact of annual market basket based increases and Medicare-related legislation. Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. CMS establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.

On August 22, 2007, CMS released a final rule, updating and significantly refining the Medicare home health prospective payment system for 2008. The August 2007 final rule, including any amendments thereto, was effective on January 1, 2008. CMS instituted these changes to the home health payment system to account for reported increases over the past several years in the home health case-mix, which CMS believes have been caused by changes in home health agencies’ (“HHAs”) coding practices and documentation — not by the treatment of beneficiaries over the 60-day episode of care, which would, in turn, improve the accuracy of Medicare reimbursement to HHAs. To effectuate the improvements, the new model: (1) enables more precise coding for co-morbidities and the differing health characteristics of longer-stay patients; (2) accounts more accurately for the effect of rehabilitation services on resource use; and (3) lessens the risk of overutilization of therapy services by replacing the single threshold (10 visits per episode) with three thresholds (at 6, 14, and 20 visits), as well as graduated bonus system based on severity between each threshold.

To address the increases in case-mix, the August 2007 final rule implemented a reduction in the national standardized 60-day episode payment rate for four years. A 2.75% reduction began in 2008 and will continue for three years, with a 2.71% reduction in the fourth year. Also, in the August 2007 final rule, CMS finalized the market basket increase of 3%, a 0.1% increase from the proposed rule. When the market basket update is viewed in conjunction with — (1) the 2.75% reduction in home health payment rates for 2008; (2) the implementation of the new case-mix adjustment system; (3) the changes in wage index; and (4) the other changes made in the August 2007 final rule — CMS predicts a 0.8% increase in payments for urban HHAs and a 1.77% decrease in payments for rural HHAs. Collectively, the changes in the August 2007 final rule (not including the case-mix or wage index adjustments) decrease the national 60-day episode payment rate for HHAs from the 2007 level of $2,339 to $2,270 in 2008.

On October 30, 2008, CMS finalized the market basket increase of 2.9% for 2009. As a result of the 2.75% reduction, as described above, and the market basket increase, the national 60-day episode payment rate for HHAs in 2009 is $2,272.

On Thursday February 26, 2009, President Obama released his proposed budget outline for the Federal 2010 fiscal year. Although details have not yet been released, the proposed budget calls for an aggregate reduction in home health industry reimbursement of $550 million in 2010. Additionally, the proposed budget also calls for additional significant reductions in home health reimbursement for Medicare home health services in 2011 and beyond. The budget is currently in proposed form and Congress has yet to take any action on the proposal. There can be no assurance that the budget will or will not be passed into law. Accordingly, the Company is unable to predict what impact the ultimate Federal budget and resulting Medicare and Medicaid reimbursement might have on our financial condition or our results of operations.

The Office of Inspector General (“OIG”) of HHS has a responsibility to report both to the Secretary of HHS and to Congress any program and management problems related to programs such as Medicare. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. The OIG has recently undertaken a study with respect to Medicare reimbursement for home health services. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.

Hospice.  In order for a Medicare beneficiary to qualify for the Medicare hospice benefit, two physicians must certify that, in the best judgment of the physician or medical director, the beneficiary has less than six months to live, assuming the beneficiary’s disease runs its normal course. In addition, the Medicare beneficiary must affirmatively elect hospice care and waive any rights to other Medicare benefits related to his or her terminal illness. For each benefit period, a physician must recertify that the Medicare beneficiary’s life expectancy is six months or less in order for the beneficiary to continue to qualify for and to receive the Medicare hospice benefit. The first two benefit periods are measured at 90-day intervals and subsequent benefit periods are measured at 60-day intervals. A Medicare beneficiary may revoke his or her election at any time and resume receiving traditional Medicare benefits. There is no limit on how long a Medicare beneficiary can receive hospice benefits and services, provided that the beneficiary continues to meet Medicare hospice eligibility criteria.

Medicare reimburses for hospice care using a prospective payment system. Under that system, we receive one of four predetermined daily or hourly rates based upon the level of care we furnish to the beneficiary. These rates are subject to annual adjustments based on inflation and geographic wage considerations. Our base Medicare rates depend upon which of the following four levels of care we provide:

•	Routine Care. This level of care includes care that is not classified under any of the other levels of care, such as the work of social workers or home health aides.

•	General Inpatient Care. This level of care is available for pain control or acute or chronic symptom management that cannot be managed in a setting other than an inpatient Medicare certified facility, such as a hospital, skilled nursing facility or hospice inpatient facility.

•	Continuous Home Care. This level of care is provided when a patient is experiencing a medical crisis and requires nursing services to achieve palliation and symptom control. For services to qualify for this level of care, the agency must provide a minimum of eight hours of care within a 24-hour period.

•	Respite Care. This level of care is provided on a short-term, inpatient basis to give temporary relief to the person who regularly provides care to relieve the patient.

On August 8, 2008, CMS issued the Hospice Wage Index for Fiscal Year 2009 Final Rule. This final rule provides for a payment increase consisting of a 3.6% market basket increase less a 1.1% decrease in the Budget Neutrality Adjustment Factor (“BNAF”). The 3.6% increase is applied to the national base rates from CMS Transmittal 1570 dated August 1, 2008, and the 1.1% BNAF reduction is applied to the geographically adjusted wage indices as indicated in the Federal Register dated August 8, 2008.

On February 17, 2009, the Economic Stimulus Package was enacted delaying the phase-out of the hospice program’s BNAF for one year and retroactively delaying a series of three annual cuts (1.1%, 2.2%, 1.1%) that began on October 1, 2008.

Medicare limits the reimbursement we may receive for inpatient care services of hospice patients. Under the so-called “80-20 rule,” if the number of inpatient care days furnished by us to Medicare beneficiaries exceeds 20% of the total days of hospice care furnished by us to Medicare beneficiaries, Medicare payments to us for inpatient care days exceeding the inpatient cap will be reduced to the routine home care rate. This determination is made annually based on the 12-month period beginning on November 1st each year. This limit is computed on a program-by-program basis. Our hospices have not exceeded the cap on inpatient care services during 2007 or 2006. We have not received notification that any of our hospices have exceeded the cap on inpatient care services during 2008.

Our Medicare hospice reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period, which runs from November 1st through October 31st of the following year. We have not received notification that any of our hospices have exceeded the cap on per beneficiary limits during 2008.

The two caps include an inpatient cap and overall payment cap, detailed below:

•	Inpatient Cap. This cap limits the number of days of inpatient care (both respite and general) under a provider number to 20% of the total number of days of hospice care (both inpatient and in-home) furnished to all patients served. The daily payment rate for any inpatient days of service in excess of the cap amount is calculated at the routine home care rate, with excess amounts due back to Medicare; and

•	Overall Payment Cap. This cap is calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments per provider number. On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care from September 28, 2007 to September 27, 2008 by a statutory amount that is indexed for inflation. The per beneficiary cap amount was $22,386 for the twelve-month period ended October 31, 2008 and $21,410 for the twelve month period ended October 31, 2007. There will be a cap liability if actual payments per the PS&R for the period of November 1, 2007 to October 31, 2008 exceed the beneficiary cap amount.

Long-term Acute Care Hospitals.  We are reimbursed by Medicare for services provided by our long-term acute care hospitals under the LTACH prospective payment system (“LTACH-PPS”), which was implemented on October 1, 2002. Under the LTACH-PPS system we are paid on the basis of the long-term care diagnosis-related groups (“LTACH-DRGs”).

Under the LTACH-PPS, each patient discharged from our LTACHs is assigned a long-term care diagnosis-related group. CMS establishes these LTACH-DRGs by grouping diseases by diagnosis to reflect the amount of resources needed to treat a given disease. We are paid a pre-determined fixed amount applicable to the particular LTACH-DRG to which that patient is assigned. This payment is intended to reflect the average cost of treating a Medicare patient classified in that particular LTACH-DRG. For select patients, the amount may be further adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently readmitted, among other factors. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences.

To qualify for payment under the LTACH-PPS, a facility must be certified as a hospital by Medicare, have an average Medicare inpatient length of stay of greater than 25 days and meet all of the facility criteria established by the Medicare, Medicaid and SCHIP Extension Act of 2007 (“MMSEA”). Prior to qualifying under the LTACH-PPS, facilities are classified as short-term acute care hospitals and receive lower payments under the acute or inpatient rehabilitation facility prospective payment systems. New LTACHs continue to be paid under these systems for a minimum of six months while they establish the required average length of stay and meet certain additional Medicare LTACH requirements. All of our LTACHs are currently qualified to receive full payment under the LTACH-PPS.

May 2007 Final Rule.  On May 1, 2007, CMS published its annual payment rate update for the 2008 LTACH-PPS rate year (“RY 2008”), affecting discharges and cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008. The May 2007 final rule made several changes to LTACH-PPS payment methodologies and amounts during RY 2008, although, as described below, many of these changes have been postponed for a three year period by the MMSEA.

For cost reporting periods beginning on or after July 1, 2007, the May 2007 final rule expands the current Medicare hospital within a hospital (“HwH”) admissions threshold to apply to Medicare patients admitted from any individual hospital. Previously, the admissions threshold was applicable only to Medicare HwH admissions from hospitals co-located with an LTACH or satellite of an LTACH. Under the May 2007 final rule, free-standing LTACHs and grandfathered HwHs are subject to the Medicare admission thresholds, as well as HwHs and satellites that admit Medicare patients from non-collocated hospitals. To the extent that any LTACH’s or LTACH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTACH or LTACH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges would be subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold will be reimbursed at a rate comparable to that under general acute care inpatient prospective payment system (“IPPS”), which is generally lower than LTACH-PPS rates. Cases that reach outlier status in the discharging hospital would not count toward the limit and would be paid under LTACH-PPS. CMS estimates the impact of the expansion of the Medicare admission thresholds resulted in a reduction of 2.2% of the aggregate payments to all LTACHs in RY 2008.

The applicable percentage threshold is generally 25% after the completion of the phase-in period described below. The percentage threshold for LTACH discharges from a referring hospital that is a metropolitan statistical area (“MSA”) dominant hospital or a single urban hospital is the percentage of total Medicare discharges in the MSA that are from the referring hospital, but no less than 25% nor more than 50%. For Medicare discharges from LTACHs or LTACH satellites located in rural areas, as defined by the Office of Management and Budget, the percentage threshold is 50% from any individual referring hospital. The expanded 25% rule is being phased in over a three year period that starts with cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008, when the threshold is the lesser of 75% or the percentage of the LTACH’s or LTACH satellite’s admissions discharged from the referring hospital during its cost reporting period beginning on or after July 1, 2007 and before July 1, 2008, (“RY 2008”). For cost reporting periods beginning on or after July 1, 2008 and before July 1, 2009, the threshold will be the lesser of 50% or the percentage of the LTACH’s or LTACH satellite’s admissions from the referring hospital, during its RY 2005 cost reporting period. For cost reporting periods beginning on or after July 1, 2009, all LTACHs will be subject to the 25% threshold (or applicable threshold for rural, urban-single, or MSA dominant hospitals). The MMSEA postpones the application of the percentage threshold to all free-standing and grandfathered HwHs for a three-year period commencing on an LTACH’s first cost reporting period on or after December 29, 2007. However, the MMSEA does not postpone the application of the percentage threshold, or the transition period stated above, to those Medicare patients discharged from an LTACH HwH or HwH satellite that were admitted from a non-co-located hospital. The MMSEA only postpones the expansion of the admission threshold in the May 2007 final rule to free-standing LTACHs and grandfathered HwHs.

The May 2007 final rule further revised the payment adjustment for short-stay outliers (“SSO”) cases. Beginning with discharges on or after July 1, 2007, for cases with a covered length of stay less than or equal to the IPPS comparable threshold and less than five-sixths of the geometric average length of stay for that LTACH-DRG will be paid at an amount comparable to the IPPS per diem. The MMSEA also postponed, for the three year period beginning on December 29, 2007, the SSO policy changes made in the May 2007 final rule.

The May 2007 final rule updated the standard federal rate by 0.71% for RY 2008. As a result, the federal rate for RY 2008 is equal to $38,356.45, compared to $38,086.04 for RY 2007. Subsequently, the MMSEA eliminated, effective April 1, 2008, the update to the standard federal rate that occurred for RY 2008 effective April 1, 2008. This adjustment to the standard federal rate was applied prospectively on April 1, 2008 and reduced the federal rate back to $38,086.04. In a technical correction to the May 2007 final rule, CMS increased the fixed-loss amount for high cost outliers in RY 2008 to $20,738, compared to $14,887 in RY 2007. CMS projected an estimated 0.4% decrease in LTACH payments in RY 2008 due to this change in the fixed-loss amount, and the overall impact of the May 2007 final rule to be a 1.2% decrease in total estimated LTACH-PPS payments for RY 2008.

The May 2007 final rule provides that beginning with the annual payment rate updates to the LTACH-DRG classifications and relative weights for fiscal year 2008, affecting discharges beginning on or after October 1, 2007 and before September 30, 2008, annual updates to the LTACH-DRG classification and relative weights are to have a budget neutral impact. Under the May 2007 final rule, future LTACH-DRG reclassifications and recalibrations, by themselves, should neither increase nor decrease the estimated aggregated LTACH-PPS payments.

August 2007 Final Rule.  On August 1, 2007, CMS published the IPPS final rule for fiscal year 2008, which created a new patient classification system with categories referred to as MS-DRGs and MS-LTACH-DRGs, respectively, for hospitals reimbursed under IPPS and LTACH-PPS, respectively. Beginning with discharges on or after October 1, 2007, the new classification categories take into account the severity of the patient’s condition. CMS assigned proposed relative weights to each MS-DRG and MS-LTACH-DRG to reflect their relative use of medical care resources.

The August 2007 final rule published a budget neutral update to the MS-LTACH-DRG classification and relative weights. In the preamble to the IPPS final rule for fiscal year 2008, CMS restated that it intends to continue to update the LTACH-DRG weights annually in the IPPS rulemaking and those weights would be modified by a budget neutrality adjustment factor (“BNAF”) to ensure that estimated aggregate LTACH payments after reweighting are equal to estimated aggregate LTACH payments before reweighting.

Medicare, Medicaid and SCHIP Extension Act of 2007.  On December 29, 2007, President Bush signed into law the MMSEA. Among other changes in the federal health care programs, the MMSEA makes significant changes to Medicare policy for LTACHs including a new statutory definition of an LTACH, a report to Congress on new LTACH patient criteria, relief from certain LTACH-PPS payment policies for three years, a three year moratorium on the development of new LTACHs and LTACH beds, elimination of the payment update for the last quarter of RY 2008, and new medical necessity reviews by Medicare contractors through at least October 1, 2010.

The MMSEA precludes the Secretary of HHS from implementing, during the three year moratorium period, the provisions added by the May 2007 final rule that extended the 25% rule to free-standing LTACHs, including grandfathered LTACHs. The MMSEA also modifies, during the moratorium, the effect of the 25% rule for LTACHs that are co-located with other hospitals. For HwHs and satellite facilities, the applicable percentage threshold is set at 50% and not phased in to the 25% level. For HwHs and satellite facilities located in rural areas and those which receive referrals from MSA dominant hospitals or single urban hospitals, the percentage threshold is set at no more than 75%. These moratoria relating to LTACH admission thresholds extend for an LTACH’s three cost reporting periods beginning on or after December 29, 2007.

The MMSEA also precludes the Secretary of HHS from implementing, for the three year period beginning on December 29, 2007, a one-time adjustment to the LTACH standard federal rate. This rule, established in the original LTACH-PPS regulations, permits CMS to restate the standard federal rate to reflect the effect of changes in coding since the LTACH-PPS base year. In the preamble to the May 2007 final rule, CMS discussed making a one-time prospective adjustment to the LTACH-PPS rates for the 2009 rate year. In addition, the MMSEA reduces the Medicare payment update for the portion of RY 2008 from April 1, 2008 to June 30, 2008 to the same base rate applied to LTACH discharges during RY 2007. For the three years following December 29, 2007, the Secretary of HHS must impose a moratorium on the establishment and classification of new LTACHs, LTACH satellite facilities, and LTACH beds in existing LTACH or satellite facilities. This moratorium does not apply to LTACHs that, before the date of enactment, (1) began the qualifying period for payment under the LTACH-PPS, (2) have a written agreement with an unrelated party for the construction, renovation, lease or demolition for an LTACH and have expended at least 10% of the estimated cost of the project or $2,500,000, or (3) have obtained an approved certificate of need.

May 6, 2008 Interim Final Rule.  On May 6, 2008, CMS published an interim final rule with comment period, which implements portions of the MMSEA. The interim final rule addresses: (1) the payment adjustment for SSOs, (2) the standard federal rate for the last three months of RY 2008, (3) adjustment of the high cost outlier fixed-loss amount for the last three months of RY 2008, and (4) the MMSEA in the discussion of the basis and scope of the LTACH-PPS rules.

May 9, 2008 Final Rule.  On May 9, 2008, CMS published its annual payment rate update for the 2009 LTACH-PPS rate year (“RY 2009”) affecting discharges and cost reporting periods beginning on or after July 1, 2008. The final rule adopts a 15-month rate update, from July 1, 2008 through September 30, 2009, and moves LTACH-PPS from a July-June update cycle to the same update cycle as the general acute care hospital inpatient rule (October — September). For RY 2009, the rule increases the Medicare base rate 2.7%, to $39,114.34 from $38,086.04. The rule also increases the fixed-loss amount for high cost outlier cases to $22,960, which is $2,222 higher than the 2008 LTACH-PPS rate year. The final rule provides that CMS may make a one-time reduction in the LTACH-PPS rates to reflect a budget neutrality adjustment no earlier than December 29, 2010 and no later than October 1, 2012. CMS has estimated this reduction will be approximately 3.75%.

May 22, 2008 Interim Final Rule.  On May 22, 2008, CMS published an interim final rule with comment period, which implements portions of the MMSEA not addressed in the May 6, 2008 interim final rule.

Among other things, the May 22, 2008 interim final rule defines “freestanding” LTACH as a hospital that: (1) has a Medicare provider agreement, (2) has an average length of stay of greater than 25 days, (3) does not occupy space in a building used by another hospital, (4) does not occupy space in one or more separate or entire buildings located on the same campus as buildings used by another hospital, and (5) is not part of a hospital that provides inpatient services in a building also used by another hospital.

We currently have a total of seven LTACHs. Six of our hospitals are classified as HwHs and one as freestanding. Of the six HwH facilities, four are located in rural or non-MSAs. Two of our six HwH facilities are located in MSA or urban areas. Of these six locations classified as HwHs, two facilities are satellite locations of a parent hospital located in an MSA and one is a satellite location of a parent hospital located in a non-MSA. Based on our discussions with CMS, we believe each of these satellite locations will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations. If the “25% rule” is extended, as planned, to freestanding LTACHs after the three-year delay (established in the MMSEA), our current freestanding facility would not likely be affected because we currently do not receive more than 25% of our Medicare admissions from any single referring hospital.

For the 12 months ended December 31, 2008, on an individual basis, the admission of six of our LTACHs were under the proper threshold as of September 30, 2008. Our remaining LTACH is not an HwH; therefore, it is not subject to these limits on host hospital referrals.

Outpatient Rehabilitation Services.  Medicare requires that outpatient therapy services be reimbursed on a fee schedule, subject to annual limitations. Outpatient therapy providers receive a fixed fee for each procedure performed, adjusted by the geographical area in which the facility is located. Medicare also imposes annual per Medicare beneficiary caps. For 2007, these annual caps limited Medicare coverage to $1,780 for outpatient rehabilitation services (including both physical therapy and speech-language pathology services) and $1,780 for outpatient occupational health services, including deductible and co-insurance amounts. These caps were replaced for 2008 by an annual cap amount of $1,810. Historically, Congress has acted to bypass the cap and impose a moratorium on its operation. The Deficit Reduction Act of 2005, the Tax Relief and Health Care Act of 2006 and the MMSEA all provided for an “exceptions” process that effectively prevents application of the caps.

CMS released the final rule for the 2009 Medicare physician fee schedule on October 30, 2008. The final rule increases the annual per beneficiary cap on outpatient therapy services for 2009 to $1,840 for combined physical therapy and speech language pathology services and $1,840 for occupational therapy services. The final rule also extends the existing therapy cap exceptions process through December 31, 2009 as authorized by Congress, updates the conversion factor, and makes adjustments to the relative value units.

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

Inpatient Rehabilitation Facilities.  Inpatient rehabilitation facilities are paid under the inpatient rehabilitation facility prospective payment system (“IRF-PPS”). Under this system, each patient discharged from an inpatient rehabilitation facility is assigned to a case-mix group containing patients with similar clinical problems that are expected to require comparable resources. An inpatient rehabilitation facility is generally paid a predetermined, fixed amount applicable to the assigned case-mix group (subject to certain case- and facility-level adjustments). The IRF-PPS for inpatient rehabilitation facilities also includes special payment policies that adjust the payments for some patients based on length of stay, facility costs, whether the patient was discharged and subsequently readmitted and other factors. MMSEA set the new compliance threshold permanently at 60%, providing relief from the so-called “75% rule,” which had restricted inpatient rehabilitation facility admissions to certain categories of patients.

August 2008 Final Rule.  On August 8, 2008, CMS published the final rule for the inpatient rehabilitation facility prospective payment system (“IRF-PPS”) for fiscal year 2009. The final rule includes changes to the IRF-PPS regulations designed to implement portions of the SCHIP Extension Act. In particular, the patient classification criteria compliance threshold is established at 60% (with co-morbidities counting toward this threshold). In addition to updating the various values that compose the IRF-PPS, the final rule updates the outlier threshold amount to $10,250. CMS also updated the case-mix group relative weights and average length of stay values.

Medicaid

Medicaid is a joint federal and state funded health insurance program for certain low-income individuals. Medicaid reimburses health care providers using a number of different systems, including cost-based, prospective payment and negotiated rate systems. Rates are also subject to adjustment based on statutory and regulatory changes, administrative rulings, government funding limitations and interpretations of policy by individual state agencies.

Non-Governmental Payors

A portion of our net service revenue comes from private payor sources. These sources include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs and the non-governmental payors, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations on patients has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. However, the majority of our billed services are paid in full by Medicare, Medicaid or private insurance. Accordingly, co-payments from patients do not represent a material portion of our billed revenue and corresponding accounts receivable. To further reduce their health care costs, most insurance companies, health maintenance organizations, preferred provider organizations and other managed care companies have negotiated discounted fee structures or fixed amounts for services performed, rather than paying health care providers the amounts billed.

In response to the challenges associated with collecting from commercial payors and the unprofitable reimbursement rates paid by many commercial payors, we terminated or sent notice of termination to 285 commercial payors for home health services in the fourth quarter of 2007. These 285 commercial payors had reimbursement rates averaging 26% below cost, representing approximately 8% of our home health revenue, 16% of our home health admissions and 44% of our bad debt write-offs against home health revenue in 2007. In 2008, approximately 12.2% of our home health revenue derived from commercial payors compared to 12.8% in 2007. During 2008, we successfully negotiated higher reimbursement rates with some of our commercial payors and we intend to continue these efforts throughout 2009. Despite our successful efforts in 2008, if we are unable to continue negotiating higher reimbursement rates with commercial payors, or if commercial payors continue to reduce health care costs through reduction in home health reimbursement, it could have a material adverse impact on our financial results.

Government Regulations

General

The health care industry is highly regulated and we are required to comply with federal, state and local laws, which significantly affect our business. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Regulations and policies frequently change, and we monitor these changes through trade and governmental publications and associations. The significant areas of federal and state regulatory laws that could affect our ability to conduct our business include the following:

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

Office of Inspector General (“OIG”)

The OIG has a responsibility to report any program and management problems related to programs such as Medicare to the Secretary of HHS and Congress. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. Each year, the OIG outlines areas it intends to study relating to a wide range of providers. In fiscal year 2008, the OIG indicated its intent to study topics relating to, among others, home health, hospice, long-term care hospitals and certain outpatient rehabilitation services. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.

Medicare Participation

During the years ended December 31, 2008, 2007 and 2006, we received 83.2%, 81.7% and 82.6%, respectively, of our net service revenue from Medicare. We expect to continue to receive the majority of our net service revenue from serving Medicare beneficiaries. Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled. To participate in the Medicare program and receive Medicare payments, our agencies and facilities must comply with regulations promulgated by CMS. Among other things, these requirements, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care. Although we intend to continue to participate in the Medicare reimbursement programs, we cannot guarantee that our agencies and programs will continue to qualify for participation.

Under Medicare rules, the designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately-certified Medicare provider, a department of a provider or a satellite facility) is treated as part of another provider, called the “main” provider, for Medicare payment purposes. In these cases, the services of the subordinate facility are included in the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that such costs are shared. We operate three long-term acute care hospitals that are treated as provider-based satellites of certain of our other facilities. We also provide contract rehabilitation and management services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status. Although we intend to continue to operate these facilities as provider-based, we cannot guarantee that they will continue to qualify as provider-based entities.

Anti-Kickback Statute

Provisions of the Social Security Act of 1965, commonly referred to as the Anti-Kickback Statute, prohibit the payment or receipt of anything of value in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by a federal health care program such as Medicare and Medicaid. Violation of the Anti-Kickback Statute is a felony and sanctions include imprisonment of up to five years, criminal fines of up to $25,000, civil monetary penalties of up to $50,000 per act plus three times the amount claimed or three times the remuneration offered and exclusion from federal health care programs (including the Medicare and Medicaid programs). Many states have adopted similar prohibitions against payments that are intended to induce referrals of Medicaid and other third-party payor patients.

The OIG has published numerous “safe harbors” that exempt some practices from enforcement action under the federal Anti-Kickback Statute. These safe harbors exempt specified activities, including bona-fide employment relationships, contracts for the rental of space or equipment and personal service arrangements and management contracts, so long as all of the requirements of the safe harbor are met. The OIG has recognized that the failure of an arrangement to satisfy all of the requirements of a particular safe harbor does not necessarily mean that the arrangement violates the Anti-Kickback Statute. Instead, each arrangement is analyzed on a case-by-case basis, which is very fact specific. We cannot guarantee that our arrangements that do not satisfy a safe harbor will ultimately be viewed as being complaint with the Anti-Kickback Statute.

We are required under the Medicare conditions of participation and some state licensing laws to contract with numerous health care providers and practitioners, including physicians, hospitals and nursing homes and to arrange for these individuals or entities to provide services to our patients. In addition, we have contracts with other suppliers, including pharmacies, ambulance services and medical equipment companies. We have also entered into various joint ventures with hospitals and physicians for the ownership and management of home nursing agencies and long-term acute care hospitals. Some of these individuals or entities may refer, or be in a position to refer, patients to us and we may refer, or be in a position to refer, patients to these individuals or entities. We attempt to structure these arrangements in a manner that meets the requirements of a safe harbor. However, some of these arrangements may not meet all of the requirements of a safe harbor. We believe that our contracts and arrangements with providers, practitioners and suppliers do not violate the Anti-Kickback Statute or similar state laws. We cannot guarantee, however, that governmental agencies and bodies will interpret these laws in the same manner as we do.

From time to time, various federal and state agencies, such as HHS and CMS, issue pronouncements, including fraud alerts, that identify practices that may be subject to heightened scrutiny. For example, the OIG’s FY 2009 Work Plan describes, among other things, the government’s intention to examine Medicare Part B payments for therapy services, accuracy of claims coding for Medicare home health resources groups, examining trends in utilization patterns and Medicare reimbursement for services ordered by referring physicians, the incidence of Medicare home health services outlier payments for insulin injections, and analysis of HHA claims under CMS’ Comprehensive Error Rate Testing Program to determine whether payments for services and items were adequately documented, medically necessary and coded correctly.

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

We endeavor to conduct our operations in compliance with federal and state health care fraud and abuse laws, including the Anti-Kickback Statute and similar state laws. However, our practices may be challenged in the future and the fraud and abuse laws may be interpreted in a way that finds us in violation of these laws. If we are found to be in violation of the Anti-Kickback Statute, we could be subject to civil and criminal penalties and we could be excluded from participating in federal health care programs such as Medicare and Medicaid. The occurrence of any of these events could significantly harm our business and financial condition.

Stark Law

Congress passed significant prohibitions against physician referrals of patients for certain health care services. These prohibitions are commonly known as the Stark Law. The Stark Law prohibits a physician from making referrals for particular health care services (called designated health services) to entities with which the physician, or an immediate family member of the physician, has a financial relationship.

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

The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock. If a physician owns stock in an entity and the stock is listed on a national exchange or is quoted on NASDAQ and the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. The requirements for this Stark Law exception include a requirement that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2008, 2007 and 2006, we have exceeded $75.0 million in stockholders’ equity.

If an entity violates the Stark Law, it could be subject to civil penalties of up to $15,000 per prohibited claim and up to $100,000 for knowingly entering into certain prohibited referral schemes. The entity also may be excluded from participating in federal health care programs (including Medicare and Medicaid). There are no criminal penalties for violations of Stark Law. If the Stark Law was found to apply to our relationships with referring physicians and those relationships did not meet the requirement of an exception under the Stark Law, we would be required to restructure these relationships or refuse to accept referrals for designated health services from these physicians. If we were found to have submitted claims to Medicare or Medicaid for services provided pursuant to a referral prohibited by the Stark Law, we would be required to repay any amounts we received from Medicare for those services and could be subject to civil monetary penalties. Further, we could be excluded from participating in Medicare and Medicaid. If we were required to repay any amounts to Medicare, subjected to fines, or excluded from the Medicare and Medicaid Programs, our business and financial condition would be harmed significantly.

Many states have physician relationship and referral statutes that are similar to the Stark Law. Some of these laws generally apply regardless of payor. We believe that our operations are structured to comply with applicable state laws with respect to physician relationships and referrals. However, any finding that we are not in compliance with these state laws could require us to change our operations or could subject us to penalties. This, in turn, could have a negative impact on our operations.

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

Anti-fraud Provisions of the HIPAA

In an effort to combat health care fraud, Congress included several anti-fraud measures in The Health Insurance Portability and Accountability Act (“HIPAA”). Among other things, HIPAA broadened the scope of certain fraud and abuse laws, extended criminal penalties for Medicare and Medicaid fraud to other federal health care programs and expanded the authority of the OIG to exclude persons and entities from participating in the Medicare and Medicaid programs. HIPAA also extended the Medicare and Medicaid civil monetary penalty provisions to other federal health care programs, increased the amounts of civil monetary penalties and established a criminal health care fraud statute.

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

Administrative Simplification Provisions of HIPAA

HHS’s final regulations governing electronic transactions involving health information are part of the administrative simplification provisions of HIPAA. These regulations are commonly referred to as the Transaction Standards rule. The rule establishes standards for eight of the most common health care transactions by reference to technical standards promulgated by recognized standards publishing organizations. Under the standards, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. This rule applies to us in connection with submitting and processing health claims. The Transaction Standards rule also applies to many of our payors and to our relationships with those payors. Because many of our payors might not have been able to accept transactions in the format required by the Transaction Standards rule by the original compliance date, we filed a timely compliance extension plan with HHS. We believe that our operations materially comply with the Transaction Standards rule.

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

These regulatory requirements impose significant administrative and financial obligations on companies that use or disclose individually identifiable health information relating to the health of a patient. We have implemented policies and procedures to maintain patient privacy and comply with HIPAA’s privacy regulations. The privacy regulations are extensive, and we may need to change some of our practices to comply with them as they are interpreted and as we deal with issues that arise.

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

These regulatory requirements impose significant administrative and financial obligations on companies like us that use or disclose electronic health information. We have implemented policies and procedures to comply with the security regulations.

Civil Monetary Penalties

The Secretary of HHS may impose civil monetary penalties on any person or entity that presents, or causes to be presented, certain ineligible claims for medical items or services. The amount of penalties varies depending on the offense, from $2,000 to $50,000 per violation, plus treble damages for the amount at issue and may include exclusion from federal health care programs (including Medicare and Medicaid).

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

Environmental Health and Safety Laws

We are subject to federal, state and local regulations governing the storage, use and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental laws and regulations. We do not have any violations related to compliance with environmental, health and safety laws through calendar year 2008.

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

The institutional pharmacy operations within our facility-based services segment are subject to regulation by the various states in which business is conducted as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the United States Drug Enforcement Administration, dispensers of controlled substances must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. We do not have any violations related to Comprehensive Drug Abuse Prevention and Control Act of 1970 through fiscal year 2008.

The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of December 31, 2008, the Joint Commission had accredited 38 of our home nursing agencies. Those not yet accredited are working towards achieving this accreditation.

Certificate of Need and Permit of Approval Laws

In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing or expanding certain health services or facilities. States with certificate of need or permit of approval laws place limits on both the construction and acquisition of health care facilities and operations and the expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding certain amounts that involve certain facilities or services, including home nursing agencies. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program. The states that currently issue certificate of need or permits of approval are: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, South Carolina, Tennessee, Vermont, Washington, West Virginia and the District of Columbia. In addition, the state of Louisiana has imposed a moratorium on the issuance of new licenses for home nursing agencies that continues to be in effect as of the date hereof, and is expected to remain in effect for 2009.

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

Employees

As of December 31, 2008 we had 5,376 employees, of which 3,706 were full-time and 1,670 were part-time, and approximately 925 independent contractors. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.

Insurance

We are subject to claims and legal actions in the ordinary course of our business. To cover claims that may arise, we maintain professional malpractice liability insurance, general liability insurance, automobile liability insurance and workers’ compensation/employer’s liability in amounts that we believe are appropriate and sufficient for our operations. We maintain professional malpractice and general liability insurance that provide primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. We maintain workers’ compensation insurance that meets state statutory requirements with a primary employer liability limit of $1.0 million for Louisiana, Mississippi, Alabama, Arkansas, Texas, Tennessee, Georgia, Florida, Kentucky, Missouri, Oklahoma, Virginia, West Virginia and North Carolina. There are no limits to employer liability in Ohio and Washington. We maintain Automobile Liability for all owned, hired and non-owned autos with a primary limit of $2.0 million. In addition, we currently maintain multiple layers of umbrella coverage in the aggregate amount of $25.0 million that provides excess coverage for professional malpractice, general liability, automobile liability and employer’s liability. We maintain Directors and Officers liability insurance in the aggregate amount of $25.0 million. The cost and availability of such coverage has varied widely in recent years. While we believe that our insurance policies and coverage are adequate for a business enterprise of our type, we cannot guarantee that our insurance coverage is sufficient to cover all future claims or that it will continue to be available in adequate amounts or at a reasonable cost.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports are available free of charge on our internet website at www.lhcgroup.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors.

The risks described below should be carefully considered before investing in the Company. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties that we have not predicted or assessed may also adversely affect us.

If any of the following risks occurs, our earnings, financial condition or business could be materially harmed and the trading price of our common stock could decline, resulting in the loss of all or part of investments.

Risk Factors Related to Reimbursement and Government Regulation

We derive more than 80% of our net service revenue from Medicare. If there are changes in Medicare rates or methods governing Medicare payments for our services, or if we are unable to control our costs, our results of operations and cash flows could decline materially.

For the years ended December 31, 2008, 2007 and 2006, we received 83.2%, 81.7% and 82.6%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way

Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. Reductions in Medicare reimbursement could be caused by many factors, including:

•	administrative or legislative changes to the base rates under the applicable prospective payment systems;

•	the reduction or elimination of annual rate increases;

•	the imposition or increase by Medicare of mechanisms, such as co-payments, shifting more responsibility for a portion of payment to beneficiaries;

•	adjustments to the relative components of the wage index used in determining reimbursement rates;

•	changes to case mix or therapy thresholds;

•	changes in the case mix of our patients;

•	bundling of post-acute healthcare payments;

•	the reclassification of home health resource groups or long-term care diagnosis-related groups; or

•	further limitations on referrals to long-term acute care hospitals from host hospitals.

We generally receive fixed payments from Medicare for our services based on the level of care provided to our patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing these services. Medicare currently provides for an annual adjustment of the various payment rates, such as the base episode rate for our home nursing services, based upon the increase or decrease of the medical care expenditure category of the Consumer Price Index, which may be less than actual inflation. This adjustment could be eliminated or reduced in any given year. Our base episode rate for home nursing services is also subject to an annual market basket adjustment. For 2008 and 2009, the home health market basket percentage increase was 3.0% and 2.9%, respectively. Based on the proposed 2010 budget issued by the Government Administration, and the report from MedPac issued in February 2009, we believe that in 2010 there is likely to be no market basket adjustment. Further, Medicare routinely reclassifies home health resource groups and long-term care diagnosis-related groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our results of operations, net income and cash flows could be adversely impacted.

We are subject to extensive government regulation. Any changes in the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could cause us to modify our operations and could negatively impact our operating results and cash flows.

As a provider of health care services, we are subject to extensive regulation on the federal, state and local levels, including with regard to:

•	licensure and certificates of need and permits of approval;

•	coding and billing for services;

•	conduct of operations, including financial relationships among health care providers, Medicare fraud and abuse and physician self-referral;

•	maintenance and protection of records, including HIPAA;

•	environmental protection, health and safety;

•	certification of additional agencies or facilities by the Medicare program; and

•	payment for services.

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

We are also subject to various routine and non-routine governmental reviews, audits and investigations. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the health care industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers. Although we have invested substantial time and effort in implementing policies and procedures to comply with laws and regulations, we could be subject to liabilities arising from violations. A violation of the laws governing our operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, the termination of our rights to participate in federal and state-sponsored programs or the suspension or revocation of our licenses to operate. If we become subject to material fines or if other sanctions or other corrective actions are imposed upon us, we may suffer a substantial reduction in net income.

Current economic conditions and continued decline in spending by the Federal and State governments could harm our results of operations and cash flows.

Worldwide economic conditions have significantly declined and will likely remain depressed for the foreseeable future. While our services are not typically sensitive to general declines in the federal and state economies, the erosion in the tax base caused by the general economic downturn has caused, and will likely continue to cause, restrictions on the federal and state governments’ ability to obtain financing and a decline in spending. As a result, we may face reimbursement rate cuts or reimbursement delays from Medicare and Medicaid and other governmental payors, which could adversely impact our results or operating and cash flows.

The President’s proposed budget for Federal Fiscal Year 2010 and beyond may impair our earnings, cash flow and financial condition.

On February 26, 2009, President Obama released his proposed budget outline for the Federal 2010 fiscal year. Although details have not yet been released, the proposed budget calls for an aggregate reduction in home health industry reimbursement of $550 million in 2010. Additionally, the proposed budget calls for additional significant reductions in home health reimbursement for Medicare home health services in 2011 and beyond. The budget is currently in proposed form and Congress has yet to take any action on the proposal. We cannot predict whether the budget will be passed into law and we are therefore unable to determine what impact the ultimate Federal budget and resulting Medicare and Medicaid reimbursement might have on our financial condition or our results of operations. We may be unable to take actions to mitigate any negative reimbursement changes that might ultimately be enacted and the reimbursement change ultimately enacted could have a material and adverse effect on our liquidity, results of operations and financial position.

If any of our agencies or facilities fail to comply with the conditions of participation in the Medicare program, that agency or facility could be terminated from Medicare, which could adversely affect our net service revenue and net income.

Our agencies and facilities must comply with the extensive conditions of participation in the Medicare program. These conditions of participation vary depending on the type of agency or facility, but in general require our agencies and facilities to meet specified standards relating to personnel, patient rights, patient care, patient records, administrative reporting and legal compliance. If an agency or facility fails to meet any of the Medicare conditions of participation, that agency or facility may receive a notice of deficiency from the applicable state surveyor. If that agency or facility then fails to institute and comply with a plan of correction to correct the deficiency within the time period provided by the state surveyor, that agency or facility could be terminated from the Medicare program. We respond in the ordinary course to deficiency notices issued by state surveyors and none of our facilities or agencies have ever been terminated from the Medicare program for failure to comply with the conditions of participation. Any termination of one or more of our agencies or facilities from the Medicare program for failure to satisfy the Medicare conditions of participation could adversely affect our net service revenue and net income.

The inability of long-term acute care hospitals to maintain their certification as long-term acute care hospital could have an adverse affect on our results of operations and cash flows.

If our long-term acute care hospitals fail to meet or maintain the standards for Medicare certification as long-term acute care hospitals, such as for average minimum length of patient stay, they will receive reimbursement under the prospective payment system applicable to general acute care hospitals rather than the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in our long-term acute care hospitals receiving less Medicare reimbursement than they currently receive for their patient services. Moreover, all but one of our long-term acute care hospitals are subject to additional Medicare criteria because they operate as separate hospitals located in space leased from and located in, a general acute care hospital, known as a host hospital. This is known as a “hospital within a hospital” model. These additional criteria include requirements concerning financial and operational separateness from the host hospital. If any of our long-term acute care hospitals were subject to payment as general acute care hospitals or failed to comply with the separateness requirements, our net service revenue and net income would decline.

CMS has adopted regulations that could materially and adversely affect the results of operations and cash flows of our long-term acute care hospitals.

In a final rule released on May 1, 2007, CMS expanded the Medicare HwH admissions threshold to apply not only to long-term acute care hospitals within hospitals and satellites but also to freestanding LTACHs and grandfathered LTACHs. The policy also applies to HwHs and satellites that admit Medicare patients from non-co-located hospitals. While this policy change was supposed to take effect for cost reporting periods beginning on or after July 1, 2007, the MMSEA delayed the implementation of the policy for three years with respect to freestanding LTACHs and grandfathered LTACHs. Further, the MMSEA set the percentage threshold at 50% for three years for HwHs and satellites located in urban areas that would otherwise be subject to a transition period and it established a 75% ceiling for HwHs and satellite facilities located in rural areas and those that receive referrals from MSA dominant hospitals or urban single hospitals.

We currently have a total of seven LTACHs. Six of our hospitals are classified as HwHs and one as freestanding. Of the six HwH facilities, four are located in rural or non-MSAs and are therefore subject to a final admission percentage of 50% at the end of the phase-in period. Two of our six HwH facilities are located in MSA or urban areas and will be subject to a final admission percentage of 25% at the end of the phase-in period. Of the six locations classified as HwHs, two facilities are satellite locations of a parent hospital located in an MSA and one is a satellite location of a parent hospital located in a non-MSA. Based on our discussions with CMS, we believe each of these satellite locations will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations. If the “25 percent rule” is extended, as planned, to freestanding LTACHs after the three-year delay established in the MMSEA, our current freestanding facility would not likely be affected because we currently do not receive more than 25% of our Medicare admissions from any single referring hospital.

For the 12 months ended December 31, 2008, on an individual basis, all of our LTACH locations admitted between 50% and 75% of their patients from their host hospitals. These hospitals came under the proper threshold as of September 30, 2008. Our remaining LTACH is not an HwH; therefore, it is not subject to these limits on host hospital referrals.

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

We are reimbursed by Medicare for services we provide in our long-term acute care hospitals based on the long-term care diagnosis-related group assigned to each patient. CMS establishes these long-term care diagnosis-related groups by grouping diseases by diagnosis to reflect the amount of resources needed to treat a given disease. The May 2007 CMS final rules reclassifies certain long-term care diagnosis-related groups, which could result in a decrease in reimbursement rates. Further, the rule kept in place the financial penalties associated with the failure to limit the total number of Medicare patients discharged from a host hospital and subsequently readmitted to a long-term acute care hospital located within the host hospital to no greater than 5.0%. If we fail to comply with these readmission rates or if our reimbursement rates decline due to the reclassification of certain long-term care diagnosis-related groups, our net service revenue and net income could decline.

Legislative initiatives could negatively impact our operations and financial results.

In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would result in major changes in the health care system, either at the national or state level. Many of these proposals have been introduced in an effort to reduce costs. For example, the Medicare Modernization Act of 2003 (“MMA”) allocated significant additional funds to Medicare managed care providers in order to promote greater participation in those plans by Medicare beneficiaries. If these increased funding levels achieve their intended result, the rate of growth in the Medicare fee-for-service market could decline. For the years ended December 31, 2008, 2007 and 2006, we received 83.2%, 81.7% and 82.6%, respectively, of our net service revenue from the Medicare fee-for-service market. Among other proposals that have been introduced are insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance or plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any of the above proposals, or any other future proposals, will be adopted. If adopted, we could be forced to expend considerable resources to comply with and implement such reforms, which may place us at a competitive disadvantage.

If the structures or operations of our joint ventures are found to violate the law, it could have a material adverse impact on our financial condition and consolidated results of operations.

As of December 31, 2008, we had 56 joint ventures with respect to the ownership and operation of 91 home nursing agency locations, ten hospices and six long-term acute care hospital locations. Our joint ventures are structured either as equity joint ventures or agency leasing arrangements, as permitted by applicable state laws and subject to business considerations. As of December 31, 2008, we had 52 equity joint ventures and four agency leasing arrangements. Of these 52 joint ventures, 44 are with hospitals, four are with physicians and four are with other parties. With respect to our four joint ventures with physicians, three are for the ownership and operation of long-term acute care hospitals and one is for the ownership of a rural home nursing agency.

Our joint ventures with hospitals and physicians are governed by the Anti-Kickback Statute and similar state laws. These anti-kickback statutes prohibit the payment or receipt of anything of value in return for referrals of patients or services covered by governmental health care programs, such as Medicare. The OIG has published numerous safe harbors that exempt qualifying arrangements from enforcement under the Anti-Kickback Statute. We have sought to satisfy as many safe harbor requirements as possible in structuring our joint ventures. For example, each of our equity joint ventures with hospitals and physicians is structured in accordance with the following principles:

•	the investment interest offered is not based upon actual or expected referrals by the hospital or physician;

•	our joint venture partners are not required to make or influence referrals to the joint venture;

•	at the time the joint venture is formed, each hospital or physician joint venture partner is required to make an actual capital contribution to the joint venture equal to the fair market value of his or her investment interest and is at risk to lose its investment;

•	neither we nor the joint venture entity lends funds to or guarantees a loan to acquire interests in the joint venture for a hospital or physician; and

•	distributions to our joint venture partners are based solely on their equity interests and are not affected by referrals from the hospital or physician.

Despite our efforts to meet the safe harbor requirements as possible, our joint ventures may not satisfy all elements of the safe harbor requirements.

Our four joint ventures with physicians are also governed by the Stark Law and similar state laws, which restrict physicians from making referrals for particular health care services to entities with which the physicians or their families have a financial relationship. We believe we have structured our physician joint ventures in a way that meets applicable exceptions under the Stark Law and similar state physician referral laws. For example, we believe our one physician joint venture for a home nursing agency complies with the rural provider exception to the Stark Law and that our three physician joint ventures for long-term acute care hospitals comply with the whole hospital exception to the Stark Law.

If any of our joint ventures were found to be in violation of federal or state anti-kickback or physician referral laws, we could be required to restructure them or refuse to accept referrals from the physicians or hospitals with which we have entered into a joint venture. We also could be required to repay to Medicare amounts we have received pursuant to any prohibited referrals, and we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal and state health care programs. If any of our joint ventures were subject to any of these penalties, our business could be materially adversely affected. If the structure of any of our joint ventures were found to violate federal or state anti-kickback statutes or physician referral laws, we may be unable to implement our growth strategy, which could have an adverse impact on our future net income and consolidated results of operations.

The application of state certificate of need and permit of approval regulations and compliance with federal and state licensing requirements could substantially limit our ability to operate and grow our business.

Our ability to expand operations in a state will depend on our ability to obtain a state license to operate. States may have a limit on the number of licenses they issue. For example, as of December 31, 2008, we operated 51 home nursing agencies in Louisiana. Louisiana currently has a moratorium on the issuance of new home nursing agency licenses through 2009. We cannot predict whether this moratorium will be extended beyond this date or whether any other states in which we currently operate, or may wish to operate in the future, may adopt a similar moratorium.

We currently operate in ten states that require health care providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. The states that currently issue certificate of need or permits of approval are: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, South Carolina, Tennessee, Vermont, Washington, West Virginia and the District of Columbia. In granting approval, these states consider the need in the service area for additional or expanded health care facilities or services. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.

Risk Factors Related to Capital and Liquidity

The adverse changes and uncertainty in the capital and credit markets may negatively affect our ability to access financing. Without such financing we may be unable to achieve our objectives for strategic acquisitions and internal growth.

The disruption of the global financial and credit markets and the related instability in the global financial system may have an effect on our long term liquidity and financial conditions. While we have been able to achieve our current acquisition strategy through operating cash flows and without permanently borrowing on our Credit Facility, the need may arise to obtain additional funding.

As of December 31, 2008, we had $3.5 million in cash. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with our revolving line of credit totaling $75.0 million available under our Credit Facility, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months. If our future net service revenue or cash flow from operations is less than we currently anticipate, we may not have sufficient funds to implement our growth strategy. Further, we cannot readily predict the timing, size and success of our acquisition and internal development efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing.

We do not believe our availability of funds under our Credit Facility is at risk; however, we continue to monitor our lenders. If the availability of funds under our Credit Facility decreases we may need to consider adjusting our growth strategy.

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

In addition, events beyond our control could affect our ability to comply with and maintain these financial tests and ratios. Any failure by us to comply with or maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to our credit facility or any other future debt agreements. An event of default could lead to the acceleration of the maturity of any outstanding loans and the termination of the commitments to make further extensions of credit. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business at our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

Our net service revenue is concentrated in a small number of states, which makes us sensitive to regulatory and economic changes in those states.

Our net service revenue is particularly sensitive in the 17 states in which we provide services — Louisiana, Mississippi, Kentucky, Arkansas, Alabama, Virginia, West Virginia, Texas, Tennessee, Florida, Georgia, Ohio, Missouri, North Carolina, Maryland, Oklahoma and Washington. Accordingly, any changes in the current demographic, economic, competitive, or regulatory conditions in these states could have an adverse effect on our business, financial condition, results of operations and cash flows. Medicaid changes in these states could also have a material adverse effect on our results of operations or cash flows.

Hurricanes or other adverse weather events could negatively affect the local economies in which we operate or disrupt our operations, which could have an adverse effect on our business or results of operations.

Our operations in the southern United States are particularly susceptible to hurricanes. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. In late summer 2008, Hurricane Ike and Hurricane Gustav struck the Gulf Coast region of the United States and caused extensive and catastrophic physical damage to those areas. While we have recovered from the effects of Hurricane Ike and Hurricane Gustav, future hurricanes could affect our operations or the economies in those market areas and result in damage to certain of our facilities, the equipment located at such facilities or equipment rented to patients in those areas. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes. Although we maintain insurance coverage, we cannot guarantee that our insurance coverage will be adequate to cover any losses or that we will be able to maintain insurance at a reasonable cost in the future. If our losses from business interruption or property damage exceed the amount for which we are insured, our results of operating and financial condition would be adversely affected.

Delays in reimbursement may cause liquidity problems.

Our business is characterized by delays in reimbursement from the time we request payment for our services to the time we receive reimbursement or payment. A portion of our estimated reimbursement (60.0% for an initial episode of care and 50.0% for subsequent episodes of care) for each Medicare episode is billed at the commencement of the episode and we typically receive payment within approximately 12 days. The remaining reimbursement is billed upon completion of the episode and is typically paid within 14 to 17 days from the billing date. If we have information system problems or issues arise with Medicare or other payors, we may encounter delays in our payment cycle, which may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our consolidated results of operations and liquidity. Significant delays in payment or reimbursement could have an adverse impact on our liquidity and financial condition.

Risk Factors Related to Operations and our Growth Strategy

We could be required to record a material non-cash charge to income if our recorded goodwill or intangible assets are impaired.

As of December 31, 2008, we have recorded $112.6 million to goodwill and $30.0 million to intangible assets, net, on our consolidated balance sheet. Goodwill and other intangibles are assessed for impairment annually for each of our reporting units. The assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to the reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the fair value of goodwill. If we determine that the fair value is less than our book value, we could be required to record a non-cash impairment charge to our consolidated statements of income, which could have a material adverse effect on our earnings.

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

If our allowance for contractual adjustments and doubtful accounts is insufficient to cover losses on our receivables, our business, financial position and results of operations could be materially adversely affected.

Shortages in qualified nurses and other health care professionals could increase our operating costs significantly or constrain our ability to grow.

We rely on our ability to attract and retain qualified nurses and other health care professionals. The availability of qualified nurses nationwide has declined in recent years and competition for these and other health care professionals has increased, while salary and benefit costs have risen accordingly. Our ability to attract and retain nurses and other health care professionals depends on several factors, including our ability to provide desirable assignments and competitive benefits and salaries. We may not be able to attract and retain qualified nurses or other health care professionals in the future. In addition, the cost of attracting and retaining these professionals and providing them with attractive benefit packages may be higher than anticipated which could cause our net income to decline. Moreover, if we are unable to attract and retain qualified professionals, the quality of services offered to our patients may decline or our ability to grow may be constrained.

If we are required to either repurchase or sell a substantial portion of the equity interests in our joint ventures, our capital resources and financial condition could be materially adversely impacted.

Upon the occurrence of fundamental changes to the laws and regulations applicable to our joint ventures, or if a substantial number of our joint venture partners were to exercise the buy/sell provisions contained in many of our joint venture agreements, we may be obligated to purchase or sell the equity interests held by us or our joint venture partners. In some instances, the purchase price under these buy/sell provisions is based on a multiple of the historical or future earnings before income taxes, depreciation and amortization of the equity joint venture at the time the buy/sell option is exercised. In other instances, the buy/sell purchase price will be negotiated by the partners but will be subject to a fair market valuation process. In the event the buy/sell provisions are exercised and we lack sufficient capital to purchase the interest of our joint venture partners, we may be obligated to sell our equity interest in these joint ventures. If we are forced to sell our equity interest, we will lose the benefit of those particular joint venture operations. If these buy/sell provisions are exercised and we choose to purchase the interest of our joint venture partners, we may be obligated to expend significant capital in order to complete such acquisitions. If either of these events occurs, our net service revenue and net income could decline or we may not have sufficient capital necessary to implement our growth strategy.

If we are unable to maintain relationships with existing referral sources or establish new referral sources, our growth and net income could be adversely affected.

Our success depends significantly on referrals from physicians, hospitals and other health care providers in the communities in which we deliver our services. Our referral sources are not obligated to refer business to us and may refer business to other health care providers. We believe many of our referral sources refer business to us as a result of the quality of patient care provided by our local employees in the communities in which our agencies and facilities are located. If we are unable to retain these employees, our referral sources may refer business to other health care providers. Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could affect adversely our ability to expand our operations and operate profitably.

We face competition, including from competitors with greater resources, which may make it difficult for us to compete effectively as a provider of post-acute health care services.

We compete with local and regional home nursing and hospice companies, hospitals and other businesses that provide post-acute health care services, some of which are large established companies that have significantly greater resources than we do. Our primary competition comes from local operators in each of our markets. We expect our competitors to develop joint ventures with providers, referral sources and payors, which could result in increased competition. The introduction by our competitors of new and enhanced service offerings, in combination with industry consolidation and the development of competitive joint ventures, could cause a decline in net service revenue, loss of market acceptance of our services or make our services less attractive. Future increases in competition from existing competitors or new entrants may limit our ability to maintain or increase our market share. We may not be able to compete successfully against current or future competitors and competitive pressures may have a material, adverse impact on our business, financial condition and consolidated results of operations.

Future acquisitions may be unsuccessful and could expose us to unforeseen liabilities. Further, our acquisition and internal development activity may impose strains on our existing resources.

Our growth strategy involves the acquisition of home nursing agencies throughout the United States. These acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees or patients of acquired agencies and the assumption of liabilities and exposure to unforeseen liabilities of acquired agencies. We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on our operations.

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

In addition, as we continue to expand our markets, our growth could strain our resources, including management, information and accounting systems, regulatory compliance, logistics and other internal controls. Our resources may not keep pace with our anticipated growth. If we do not manage our expected growth effectively, our future prospects could be affected adversely.

We may face increased competition for attractive acquisition and joint venture candidates.

We intend to continue growing through the acquisition of additional home nursing agencies and the formation of joint ventures with hospitals for the operation of home nursing agencies. We face competition for acquisition and joint venture candidates, which may limit the number of acquisition and joint venture opportunities available to us or lead to the payment of higher prices for our acquisitions and joint ventures. We cannot guarantee that we will be able to identify suitable acquisition or joint venture opportunities in the future or that any such opportunities, if identified, will be consummated on favorable terms, if at all. Without successful acquisitions or joint ventures, our future growth rate could decline. In addition, we cannot guarantee that any future acquisitions or joint ventures, if consummated, will result in further growth.

If we are subject to substantial malpractice or other similar claims, it could materially adversely impact our income from operations and cash flows.

The services we offer have an inherent risk of professional liability and related, substantial damage awards. We, and the nurses and other health care professionals who provide services on our behalf, may be the subject of medical malpractice claims. These nurses and other health care professionals could be considered our agents and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance that provides primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. In addition, we maintain multiple layers of umbrella coverage in the aggregate amount of $25.0 million that provide excess coverage for professional malpractice and other liabilities. We are responsible for deductibles and amounts in excess of the limits of our coverage. Claims that could be made in the future in excess of the limits of such insurance, if successful, could materially adversely affect our ability to conduct business or manage our assets. In addition, our insurance coverage may not continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.

If we are unable to protect the proprietary nature of our software systems and methodologies, our business and financial condition could be harmed.

We have developed a proprietary software system, which we refer to as our Service Value Point system that allows us to collect assessment data, establish treatment plans, monitor patient treatment and evaluate our clinical and financial performance. In addition, we rely on other proprietary methodologies or information to which others may obtain access or independently develop. To protect our proprietary information, we require certain of our employees, consultants, financial advisors and strategic partners to enter into confidentiality and non-disclosure agreements. These agreements may not ultimately provide meaningful protection for our proprietary information in the event of any unauthorized use, misappropriation or disclosure. If our competitors were able to replicate our Service Value Point system, it could allow them to improve their operations and thereby compete more effectively in the markets in which we operate. If we are unable to protect the proprietary nature of our Service Value Point system or our other proprietary information or methodologies, our business and financial performance could be harmed.

Failure of, or problems with, our critical software or information systems could harm our business and operating results.

In addition to our Service Value Point system, our business is substantially dependent on other non-proprietary software. We utilize a third-party software information system for billing and maintaining patient claim receivables for our long-term acute care hospitals. Our various home nursing agency databases are fully consolidated into an enterprise-wide system. Problems with, or the failure of, these systems could negatively impact our clinical performance and our management and reporting capabilities. Any such problems or failure could materially and adversely affect our operations and reputation, result in significant costs to us, cause delays in our ability to bill Medicare or other payors for our services, or impair our ability to provide our services in the future. The costs incurred in correcting any errors or problems with regard to our proprietary and non-proprietary software may be substantial and could adversely affect our net income.

Our information systems are networked via public network infrastructure and standards based encryption tools that meet regulatory requirements for transmission of protected health care information over such networks. However, threats from computer viruses, instability of the public network on which our data transit relies, or other instances that might render those networks unstable or disabled would create operational difficulties for us, including difficulties effectively transmitting claims and maintaining efficient clinical oversight of our patients, as well as disrupting revenue reporting and billing and collections management, which could adversely affect our business or operations.

Risk Factors Related to our Ownership and Management

As a holding company, we have no material assets or operations of our own.

We are a holding company with no material assets or operations of our own. Accordingly, our ability to service our debt and pay dividends, if any, is dependent upon the earnings from the business conducted by our subsidiaries. The distributions of those earnings or advances or other distributions of funds by these subsidiaries to us are contingent upon the subsidiaries’ earnings and are subject to various business considerations. In addition, distributions by subsidiaries could be subject to statutory restrictions, including state laws requiring that the subsidiary be solvent, or contractual restrictions. If our subsidiaries are unable to make sufficient distributions or advances to us, we may not have the cash resources necessary to service our debt or pay dividends.

The loss of certain senior management could have a material adverse effect on our operations and financial performance.

Our success depends upon the continued employment of certain members of our senior management, including our co-founder, Chief Executive Officer and Chairman, Keith G. Myers, our Senior Vice President, Chief Financial Officer, Peter J. Roman, and our President, Chief Operating Officer, Secretary and Director, John L. Indest. We have entered into an employment agreement with each of these officers in an effort to further secure their employment. The loss of service of any of these officers could have a material adverse effect on our operations if we were unable to find a suitable replacement.

Certain provisions of our charter, bylaws, Delaware law and our stockholder’s rights plan may delay or prevent a change in control of the Company.

Delaware law and our corporate documents contain provisions that may enable our board of directors to resist a change in control of the Company. These provisions include:

•	a staggered board of directors;

•	limitations on persons authorized to call a special meeting of stockholders;

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and

•	a stockholder’s rights plan that includes a 20% threshold for triggering events, a three-year term for directors, an independent director evaluation provision (commonly known as a “TIDE” provision) and a stockholder redemption feature allowing stockholders to vote at a special meeting that would be called to consider qualified takeover offers.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of the Company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors or cause us to take other corporate actions.

Our stock price is thinly traded, which may cause volatility in our common stock, including a decline in value.

We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Select Market. For example, the average daily trading volume of our common stock on NASDAQ over the three-month trading period ending March 3, 2009 was approximately 414,000 shares per day. Because our common stock is traded infrequently, the price per share of our common stock can fluctuate more significantly from day-to-day than a widely held stock that is actively traded on a daily basis. For example, trading of a large volume of our common stock may have a significant impact on our trading price. In addition, future issuances of our common stock, including the exercise of any options or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future and the issuance of common stock in connection with acquisitions, could have an adverse effect on the market price of our common stock.

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

Item 1B.	Unresolved Staff Comments

We have no unresolved written comments from the staff of the SEC regarding our periodic or current reports filed under the Exchange Act.

Item 2.	Properties.

As of December 31, 2008, we owned, leased or managed the following locations:

Louisiana	62
Mississippi	28
Tennessee	28
Kentucky	25
Arkansas	19
West Virginia	16
Alabama	14
Texas	12
Washington	12
Maryland	11
Florida	6
Georgia	5
Missouri	5
North Carolina	2
Ohio	2
Virginia	2
Oklahoma	1

250

Our home office is located in Lafayette, Louisiana in 19,159 square feet of leased office space under a lease that commenced on March 1, 2004 and expires February 28, 2014. Our 206 owned home nursing agencies are located in leased facilities. Generally, the leases for our home nursing agencies have initial terms of one year, but range from one to five years. Most of the leases either contain multiple options to extend the lease period in one-year increments or convert to a month-to-month lease upon the expiration of the initial term. Six of our long-term acute care hospital locations are hospitals within a hospital, meaning we have a lease or sublease for space with the host hospital, which are also our joint venture partners. Generally, our leases or subleases for long-term acute care hospitals have initial terms of five years, but range from three to ten years. Most of our leases and subleases for our long-term acute care hospitals contain multiple options to extend the term in one-year increments.

Item 3.	Legal Proceedings.

We are involved in litigation and proceedings in the ordinary course of our business. We do not believe that the outcome of any of the matters in which we are currently involved, individually or in the aggregate, will have a material adverse effect upon our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Sales of Unregistered Common Stock

Effective May 10, 2008, we acquired an additional ownership interest in one of our majority owned long-term acute care hospitals for $1.0 million. The $1.0 million purchase price was paid by us through the issuance of 51,736 shares of unregistered common stock. We believe issuance was exempt from registration under Rule 504 of the Securities Act of 1933, as amended (“the Act”). All recipients of the common stock represented that they were “Accredited Investors” as that term is defined in Rule 501 of the Act and the aggregate offering price of the issued securities did not exceed $1.0 million.

Market Information and Holders

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “LHCG.” As of March 10, 2009, there were approximately 197 registered holders of record of the Company’s common stock and the Company believes there are approximately 21,400 beneficial holders.

Dividend Policy

The Company has not paid any dividends on its common stock since its initial public offering in 2005 and does not anticipate paying dividends in the foreseeable future. We currently intend to retain future earnings, if any, to support the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and subject to any requirements under our Credit Facility or any future credit facility.

Price Range of Common Stock

The following table provides the high and low prices of the Company’s Common Stock during 2008 and 2007 as quoted by NASDAQ Global Select Market.

	High	Low

2008
Fourth Quarter	$36.83	$22.46
Third Quarter	31.42	21.50
Second Quarter	23.64	13.55
First Quarter	25.48	15.04

	High	Low

2007
Fourth Quarter	$26.17	$20.28
Third Quarter	27.06	18.58
Second Quarter	33.14	24.52
First Quarter	33.00	24.15

The closing price of our common stock as reported by NASDAQ on March 10, 2009 was $18.22

Performance Graph

This item is incorporated by reference from our annual report to stockholders for the fiscal year ended December 31, 2008.

Item 6.	Selected Financial Data.

The selected consolidated financial data presented below is derived from our audited consolidated financial statements included in this Annual Report on Form 10-K as of and for each of the years ended December 31, 2008, 2007 and 2006. The selected consolidated financial data presented below as of and for each of the years ended December 31, 2004 and 2005 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The financial data as of and for the years ended December 31, 2008, 2007 and 2006 should be read together with our Consolidated Financial Statements and related notes included in Part II, Item 8-Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations included herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands except share and per share data)

Consolidated Statements of Income Data:
Net service revenue	$383,296	$298,031	$218,535	$155,687	$116,090
Gross margin	196,447	147,272	107,741	71,247	57,357
Operating income	60,286	38,659	35,325	23,760	22,523
Income from continuing operations	30,730	21,225	21,421	11,226	9,852
Net income	30,202	19,589	20,594	10,102	9,313
Change in the redemption value of redeemable minority interests	31	193	1,163	(1,476)	—

Net income available to common stockholders	$30,233	$19,782	$21,757	$8,626	$9,313

Net income per basic share(1):	$1.69	$1.11	$1.27	$0.59	$0.77

Net income per diluted share(1)	$1.69	$1.11	$1.27	$0.59	$0.76

Weighted average shares outstanding(1):
Basic	17,855,634	17,760,432	17,090,583	14,628,737	12,085,154
Diluted	17,899,087	17,827,444	17,104,660	14,684,639	12,145,150
Cash dividends declared per common share	—	—	—	.009	.039

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash	$3,511	$1,155	$26,877	$17,398	$2,911
Total assets	$243,400	174,985	152,694	104,418	47,519
Total debt	$5,116	3,431	3,837	5,427	18,275
Total stockholders’ equity	$176,821	143,371	121,889	78,444	16,351

(1)	All references to shares and per share amounts have been retroactively restated to reflect our incorporation in the State of Delaware in 2005 and to give effect to a three-for-two stock split with respect to our common stock as if such events occurred as of the beginning of the earliest period presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contains forward-looking statements about our future revenues, operating results, plans and expectations. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in Part I, Item 1A — , Risk Factors. Also, please read the “Cautionary Statements Regarding Forward-Looking Statements” set forth at the beginning of this Annual Report on Form 10-K.

Please read the following discussion in conjunction with Part 1 of this Form 10-K as well as our Consolidated Financial Statements and the related notes contained elsewhere in this Annual Report on Form 10-K.

Overview

We provide post-acute health care services primarily to Medicare beneficiaries throughout the United States, through our home nursing agencies, hospices and long-term acute care hospitals. Our net service revenue increased $85.3 million from $298.0 million for the period ending December 31, 2007 to $383.3 million for the period ending December 31, 2008. During 2008, we acquired 24 companies with a total of 63 home nursing agencies and entered into six additional states. We also initiated the operations of 19 home health agencies and one hospice. Since our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana, we have grown to 250 locations in the following 17 states: Louisiana, Mississippi, Arkansas, Alabama, Texas, Kentucky, Florida, Tennessee, Georgia, North Carolina, Virginia, West Virginia, Ohio, Missouri, Oklahoma, Maryland and Washington.

Segments

We operate in two segments for financial reporting purposes: home-based services and facility-based services. We derived 85.1%, 81.9% and 75.4% of our net service revenue during the year ended December 31, 2008, 2007 and 2006, respectively, from our home-based services segment and derived the balance of our net service revenue from our facility-based services segment.

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, physical, occupational and speech therapy, medically-oriented social services and hospice care. As of December 31, 2008, the home-based services segment was comprised of the following:

Type of Service
Home Health	206
Hospice	19
Diabetes Management Company	2
Private Duty	4
Specialty Services	3
Management Companies	4

238

Of our 238 home-based services locations, 134 are wholly-owned by us, 92 are majority-owned or controlled by us through joint ventures, eight are controlled by us through license lease arrangements and the remaining four are management companies in which we have no ownership interest. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and development as we implement our growth strategy. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will continue to increase.

We provide facility-based services principally through our long-term acute care hospitals and outpatient rehabilitation clinics. As of December 31, 2008, we owned and operated four long-term acute care hospitals with seven locations, of which all but one are located within host hospitals. We also owned and operated an outpatient rehabilitation clinic, a pharmacy, one medical equipment location and a health and fitness center. Of these 11 facility-based services locations, six are wholly-owned by us and six are majority-owned or controlled by us through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest.

Development Activities

The following table is a summary of our acquisitions, divestitures and internal development activities from January 1, 2006 through December 31, 2008. This table does not include the five management services agreements under which we manage the operations of four home nursing agencies and one inpatient rehabilitation facility.

				Facility-Based Services
				Long-Term Acute Care
			Specialty	Hospitals, Critical	Specialty and
	Home-Based Services		and	Access Hospitals	Outpatient
	Home Nursing	Hospice	Private	and Inpatient	Rehabilitation
Year	Agencies	Agencies	Duty	Rehabilitation Facilities	Clinics

Total at January 1, 2006	69	4	2	9	4

Developed	5	—	—	—	—
Acquired	27	2	1	—	—
Divested/Closed	(1)	—	—	(1)	—

Total at January 1, 2007	100	6	3	8	4
Developed	18	—	—	—	—
Acquired	20	3	—	—	—
Divested/Closed	(1)	—	—	(1)	—

Total at December 31, 2007	137	9	3	7	4

Developed	19	1	—	—	—
Acquired	50	9	6	—	—

Total at December 31, 2008	206	19	9	7	4

Recent Developments

Home-Based Services

Home Nursing.  The base payment rate for Medicare home nursing in 2008 was $2,270 per 60-day episode. Since the inception of the prospective payment system in October 2000, the base episode rate payment has varied due to both the impact of annual market basket based increases and Medicare-related legislation. Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. CMS establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.

Beginning January 1, 2008, we implemented the requirements of CMS final rule released on August 22, 2007, which updated and made major refinement to the Medicare home health prospective payment system for 2008. To address the increases in case-mix, the August 2007 final rule reduced the national standardized 60-day episode payment rate for four years. A 2.75% reduction was effective in 2008 and will continue through 2010, with a 2.71% reduction rate going into effect in 2011. Also, in the August 2007 final rule, CMS finalized the market basket increase of 3.0%, a 0.1% increase from the proposed rule. When the market basket update is viewed in conjunction with — (1) the 2.75% reduction in home health payment rates for 2008; (2) the implementation of the new case-mix adjustment system; (3) the changes in wage index; and (4) the other changes made in the August 2007 final rule — CMS predicts a 0.8% increase in payments for Urban HHAs and a 1.77% decrease in payments for rural HHAs. Collectively, the changes in the August 2007 final rule (not including the case-mix or wage index adjustments) decrease the national 60-day episode payment rate for HHAs from the 2007 level of $2,339 to $2,270 in 2008.

On October 30, 2008, CMS finalized the market basket increase of 2.9% for 2009. As a result of the 2.75% reduction, as described above, and the market basket increase, the national 60-day episode payment rate for HHAs in 2009 is $2,272.

Hospice.  On August 8, 2008, CMS issued the Hospice Wage Index for Fiscal Year 2009 Final Rule. This final rule provides for a payment increase consisting of a 3.6% market basket increase less a 1.1% decrease in the Budget Neutrality Adjustment Factor (BNAF). The 3.6% increase is applied to the national base rates from CMS Transmittal 1570 dated August 1, 2008, and the 1.1% BNAF reduction is applied to the geographically adjusted wage indices as indicated in the Federal Register dated August 8, 2008.

On February 17, 2009, the Economic Stimulus Package was enacted, delaying the phase-out of the hospice program’s budget BNAF for one year and retroactively delaying a series of three annual cuts (1.1%, 2.2%, 1.1%) that began on October 1, 2008.

Facility-Based Services

LTACHs.  On May 6, 2008, CMS published an interim final rule with comment period, which implements portions of the MMSEA. The interim final rule addresses: (1) the payment adjustment for very short-stay outliers, (2) the standard federal rate for the last three months of RY 2008, (3) adjustment of the high cost outlier fixed-loss amount for the last three months of RY 2008, and (4) the basis and scope of the LTACH-PPS rules in reference to the MMSEA.

On May 9, 2008, CMS published its annual payment rate update for the 2009 LTACH-PPS rate year, or “RY 2009” (affecting discharges and cost reporting periods beginning on or after July 1, 2008). The final rule adopts a 15-month rate update, from July 1, 2008 through September 30, 2009 and moves LTACH-PPS from a July-June update cycle to the same update cycle as the general acute care hospital inpatient rule (October — September). For RY 2009, the rule increases the Medicare base rate 2.7%, to $39,114.34 from $38,086.04. The rule also increases the fixed-loss amount for high cost outlier cases to $22,960, which is $2,222 higher than the 2008 LTACH-PPS rate year. The final rule provides that CMS may make a one-time reduction in the LTACH-PPS rates to reflect a budget neutrality adjustment no earlier than December 29, 2010 and no later than October 1, 2012. CMS estimates this reduction will be approximately 3.75%.

On May 22, 2008, CMS published an interim final rule with comment period, which implements portions of the MMSEA not addressed in the May 6, 2008 interim final rule. Among other things, the second May 22, 2008 interim final rule defines a “freestanding” LTACH as a hospital that: (1) has a Medicare provider agreement, (2) has an average length of stay of greater than 25 days, (3) does not occupy space in a building used by another hospital, (4) does not occupy space in one or more separate or entire buildings located on the same campus as buildings used by another hospital, and (5) is not part of a hospital that provides inpatient services in a building also used by another hospital.

2008 and 2007 Operational Data

The following table sets forth, for the period indicated, data regarding admissions and Medicare admissions to our home-based segment and patient days for our facility-based segment. Certain historical data has been included in order to present a more comparative analysis of the statistical data.

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Year Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	December 31, 2008

Home-Based Services Data:
Average census	18,958	20,469	21,733	24,675	21,519
Average Medicare census	14,876	16,544	17,810	19,987	17,355
Admissions	13,367	13,688	14,113	15,462	56,630
Medicare admissions	9,774	10,053	10,482	11,402	41,711
Facility-Based Services Data:
Patient days	12,034	11,298	10,930	11,928	46,190

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Year Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	December 31, 2007

Home-Based Services Data:
Average census	15,712	16,283	16,862	17,914	16,635
Average Medicare census	11,642	12,222	12,767	13,734	12,560
Admissions	10,615	10,825	11,216	11,080	43,736
Medicare admissions	7,333	7,500	7,819	8,099	30,751
Facility-Based Services Data:
Patient days	11,674	11,453	11,202	11,489	45,818

Consolidated Results of Operations

The following table sets forth, for the periods indicated, net service revenue, cost of service revenue, general and administrative expenses, and operating income by segment. The table also includes data regarding total admissions and total Medicare admissions for our home-based services segment and patient days for our facility-based services segment.

	Year Ended December 31,
	2008	2007	2006

Home-Based Services Data:
Net service revenue	$326,041	$244,107	$164,701
Cost of service revenue	154,376	116,962	78,089

Gross margin	171,665	127,145	86,612
Provision for bad debts	10,208	9,426	3,051
General and administrative expenses	109,917	80,595	53,630

Operating income	$51,540	$37,124	$29,931

Average census	21,519	16,635	12,982
Average Medicare census	17,355	12,560	9,573
Total admissions	56,630	43,736	26,972
Total Medicare admissions	41,711	30,751	19,138
Facility-Based Services Data:
Net service revenue	$57,255	$53,924	$53,834
Cost of service revenue	32,473	33,797	32,705

Gross margin	24,782	20,127	21,129
Provision for bad debts	1,563	2,822	1,054
General and administrative expenses	14,473	15,770	14,681

Operating income	$8,746	$1,535	$5,394

Patient days	46,190	45,818	45,461

The growth in home-based services in 2008 primarily relates to our acquisitions and de-novo locations during 2008. The relationship between the Company’s expenses and net service revenue provides a more comparative analysis of the financial information. The following table sets forth, for the periods indicated, certain items included in our consolidated statement of income as a percentage of our net service revenue:

	Year Ended December 31,
	2008	2007	2006

Net service revenue	100.0%	100.0%	100.0%
Cost of service revenue	48.7	50.6	50.7

Gross margin	51.3	49.4	49.3
Provision for bad debts	3.1	4.1	1.9
General and administrative expenses	32.5	32.3	31.3
Operating income	15.7	13.0	16.2

Interest expense	(0.1)	(0.1)	(0.1)
Non-operating income, including gain on sales of assets	0.4	0.4	0.9

Income tax expense	4.9	4.1	4.9
Minority interest expense	3.1	2.0	2.2

Income from continuing operations	8.0%	7.1%	9.8%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Service Revenue

Consolidated net service revenue for the year ended December 31, 2008 was $383.3 million, an increase of 28.6% or $85.3 million from $298.0 million for the same period ending December 31, 2007. The growth in the home- based services net service revenue contributed $81.9 million of the increase in consolidated net service revenue between 2008 and 2007. Net service revenue was comprised of the following for the periods ending December 31:

	2008	2007

Home-based services	85.1%	81.9%
Facility-based services	14.9	18.1

	100.0%	100.0%

Revenue derived from Medicare represented 83.2% and 81.7% of consolidated net service revenue for the years ended December 31, 2008 and 2007, respectively.

Home-Based Services.  Net service revenue from home-based services for the year ended December 31, 2008 was $326.0 million, an increase of $81.9 million, or 33.6%, from $244.1 million for the year ended December 31, 2007. Total admissions increased 29.5% to 56,630 during the period, versus 43,736 for the same period in 2007. Average home-based patient census for the year ended December 31, 2008 increased 29.4% to 21,519 patients as compared with 16,635 patients for the year ended December 31, 2007.

As detailed in the table below, the increase in revenue in 2008 resulted from organic growth and the growth from our acquisitions during the year ended December 31, 2008.

Organic growth includes growth in “same store” locations, or those locations owned for greater than 12 months, and growth from “de novo” locations. We calculate organic growth by dividing organic growth generated in a period by total revenue generated in the same period of the prior year. Revenue from acquired agencies contributes to organic growth beginning with the thirteenth month after acquisition.

The following table details the home-based services revenue growth and percentages for organic and total growth:

	Same			Organic			Total
	Store(1)	De Novo(2)	Organic(3)	Growth %	Acquired(4)	Total	Growth %

Revenue	$286,342	$2,879	$289,221	18.5%	$36,820	$326,041	33.6%
Revenue Medicare	$239,627	$2,431	$242,058	21.9%	$31,375	$273,433	37.7%
Average Census	17,228	341	17,569	5.6%	3,950	21,519	29.4%
Average Medicare Census	14,099	277	14,376	14.5%	2,979	17,355	38.2%
Episodes	105,712	1,323	107,035	34.4%	10,412	117,447	47.4%

(1)	Same store — location that has been in service with the Company for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with the Company for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with the Company for 12 months or less.

Facility-Based Services.  Net service revenue from the facility-based services for the year ended December 31, 2008 was $57.3 million, an increase of $3.4 million, or 6.3%, compared with $53.9 million for the year ended December 31, 2007. Organic growth made up the total growth in this service sector during the period. The increase in net service revenue primarily relates to an increase in patient acuity throughout the year. Patient days increased to 46,190 in the year ended December 31, 2008, from 45,818 in the year ended December 31, 2007.

Cost of Service Revenue

Our cost of service revenue consists of expenses incurred by our clinical and clerical personnel in our agencies and facilities. Cost of service revenue for the year ended December 31, 2008 was $186.8 million, an increase of $36.0 million, or 23.9%, from $150.8 million for the year ended December 31, 2007. Cost of service revenue represented approximately 48.7% and 50.6% of our net service revenue for the years ended December 31, 2008 and 2007, respectively.

Home-Based Services.  Cost of service revenue from home-based services for the year ended December 31, 2008 was $154.4 million, an increase of $37.4 million, or 32.0%, from $117.0 million for the year ended December 31, 2007. The following table summarizes cost of service revenue (amounts in thousands).

	Year Ended December 31,
	2008			2007

Salaries, wages and benefits	131,452	40.3	%(1)	99,446	40.7	%(1)
Transportation, primarily mileage reimbursement	11,803	3.6		8,589	3.5
Supplies and services	11,121	3.4		8,927	3.7

Total	$154,376	47.3%		$116,962	47.9%

(1)	Percentage of Home-Based net service revenue

The decrease in cost of home-based service revenue as a percentage of home-based net service revenue for the year ended December 31, 2008 relates primarily to the decrease in salaries, wages and benefits and supplies and services as a percentage of net service revenue. Salaries, wages and benefits decreased as a percentage of net service revenue due to improved controls over these costs particularly in agencies acquired in 2007 and 2008. Supplies and services benefited from renegotiated contracts with major suppliers.

Facility-Based Services.  Cost of service revenue from facility-based services for the year ended December 31, 2008 was $32.5 million, a decrease of $1.3 million, or 3.8%, from $33.8 million for the year ended December 31, 2007.

	Year Ended December 31,
	2008			2007

Salaries, wages and benefits	20,717	36.2	%(1)	20,969	38.9	%(1)
Transportation	262	0.4		327	0.6
Supplies and services	11,494	20.1		12,501	23.2

Total	$32,473	56.7%		$33,797	62.7%

(1)	Percentage of Facility-Based net service revenue

The decrease in cost of facility-based service revenue as a percentage of facility based net service revenue for the year ended December 31, 2008 relates primarily to a decrease in salary, wages and benefits as a percentage of net service revenue. The decrease is the result of cost management at the facilities and increased acuity of the patients receiving treatment, resulting in higher net service revenue but not increased patient days. Additionally during 2008, management renegotiated several contracts with its major suppliers. As a result of the renegotiations, the Company experienced reductions in the dollar amount of cost of supplies and as a percentage of net service revenue, throughout the year.

Provision for Bad Debts

Provision for bad debts for the year ended December 31, 2008 was $11.8 million compared to $12.2 million for the year ended December 31, 2007. For the years ended December 31, 2008 and 2007, the provision for bad debts was approximately 3.1% and 4.1% of net service revenue, respectively. In the fourth quarter of 2007, we increased bad debt expense $3.9 million to reflect collection difficulties, primarily with commercial claims. Prior to that increase, we had been recording bad debt expense of approximately 2.9% of net service revenue. During 2008, we have increased collection efforts, including those related to commercial claims, increased cash collections and reduced overall receivables and days sales outstanding at year end, which resulted in lower bad debt expense as a percentage of net service revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of the following expenses incurred by our home office and administrative field personnel:

•	Home office:

•	salaries and related benefits;

•	insurance;

•	costs associated with advertising and other marketing activities; and

•	rent and utilities;

•	Supplies and services:

•	accounting, legal and other professional services; and

•	office supplies;

•	Depreciation; and

•	Other:

•	advertising and marketing expenses;

•	recruitment;

•	operating locations rent; and

•	taxes.

General and administrative expenses for the year ended December 31, 2008 were $124.4 million, an increase of $28.0 million, or 29.1%, from $96.4 million for the year ended December 31, 2007. General and administrative expenses represented approximately 32.5% and 32.3% of our net service revenue for the years ended December 31, 2008 and 2007, respectively.

Home-Based Services.  General and administrative expenses from the home-based services for the year ended December 31, 2008 were $109.9 million, an increase from $80.6 million for the year ended December 31, 2007. General and administrative expenses were 33.7% of our net service revenue compared to 33.0% during the year ended December 31, 2008 and 2007, respectively. This increase as a percentage of net service revenue was in part caused by higher general and administrative expenses in agencies acquired in 2008, approximately 35.8% of net service revenue, and denovo locations, approximately 41.0% of net service revenue. In addition, investment in our billing and collections department, which have improved collections and reduced receivables, and growth and development in other departments which support the Company’s growth, increased these costs throughout 2008.

Facility-Based Services.  General and administrative expenses from facility-based services for the year ended December 31, 2008 were $14.5 million, a decrease of $1.3 million, or 8.2%, from $15.8 million for the year ended December 31, 2007.

General and administrative expenses in facility-based segment for the year ended December 31, 2008 represented 25.3% of our net service revenue compared to 29.2% during the year ended December 31, 2007.

Non-operating income

Non-operating income for the year ended December 31, 2008 was $1.4 million compared to $1.1 million for the year ended December 31, 2007. During 2008, the Company recorded a gain of $624,000 for the exchange of a minority ownership in two of the Company’s entities, for a majority ownership in an acquired entity. Also during 2008, the Company recognized a gain of $315,000 related to the sale of the Company’s aircraft.

Income Tax Expense

The effective tax rates for the years ended December 31, 2008 and 2007 were 37.9% and 36.4%, respectively. The increase is related to the effect of higher state tax rates and the related mix of taxable income in those states and a lower credit in 2008 related to the Gulf Opportunity Act.

Minority Interest

The minority interest expense for the year ended December 31, 2008 was $11.8 million, 3.1% of net service revenue, an increase of $5.8 million, compared to $6.0 million. 2.0% of net service revenue for the year ended December 31, 2007. Between June 30, 2007 and December 31, 2007, the Company entered into seven joint venture agreements. These joint ventures contributed to minority interest expense for a 12 month period ending December 31, 2008 versus only a few months of the preceding year. Further, during 2008, the Company entered into 13 additional joint venture agreements. These new joint venture acquisitions contributed $3.7 million to the increase in minority interest for the year ending December 31, 2008. The remaining increase relates to the increase in income from operations related to all of our joint ventures.

Discontinued Operations

Revenue from discontinued operations for the years ended December 31, 2008 and 2007 was $51,000 and $3.0 million, respectively. Costs, expenses and minority interest were $689,000 and $4.9 million, respectively, for the years ended December 31, 2008 and 2007. For the year ended December 31, 2008, the loss from discontinued operations was $528,000, as compared to a loss from discontinued operations of $1.7 million for the same period in 2007. In 2007, we placed a home health pharmacy and a critical access hospital into discontinued operations and recorded a valuation allowance of $505,000 on the deferred tax asset generated by the tax net operating loss carry forward of the pharmacy. The valuation allowance as of December 31, 2008 was $643,000. The home health pharmacy was closed on September 30, 2007, and the sale of the hospital was completed on July 1, 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Service Revenue

Net service revenue for the year ended December 31, 2007 was $298.0 million, an increase of 36.4% from $218.5 million for the same period ending December 31, 2006.

	2007	2006

Home-based services	81.9%	75.4%
Facility-based services	18.1	24.6

	100.0%	100.0%

Revenue derived from Medicare represented 81.7% and 82.6% of consolidated net service revenue for the years ended December 31, 2007 and 2006, respectively.

Home-Based Services.  Net service revenue from home-based services for the year ended December 31, 2007 was $244.1 million, an increase of $79.4 million, or 48.2%, from $164.7 million for the year ended December 31, 2006. Total admissions increased 62.2% to 43,736 during the period, versus 26,972 for the same period in 2006. Average home-based patient census for the year ended December 31, 2007, increased 28.1% to 16,635 patients as compared with 12,982 patients for the year ended December 31, 2006.

As detailed in the table below, the increase in revenue in 2007 is explained by organic growth, our internal acquisition growth and the growth from our acquisitions during the year ended December 31, 2007.

	Same			Organic			Total
	Store(1)	De Novo(2)	Organic(3)	Growth %	Acquired(4)	Total	Growth %

Revenue	$221,154	$2,674	$223,828	35.9%	$20,279	$244,107	48.2%
Revenue Medicare	$178,795	$2,213	$181,008	36.0%	$17,595	$198,603	49.2%
Average Census	14,285	297	14,582	12.3%	2,053	16,635	28.1%
Average Medicare Census	10,645	224	10,869	13.5%	1,691	12,560	31.2%
Episodes	75,305	485	75,790	43.5%	3,872	79,662	50.8%

(1)	Same store — location that has been in service with the Company for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with the Company for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with the Company for 12 months or less.

Facility-Based Services.  Net service revenue from facility-based services for the year ended December 31, 2007 increased $100,000, or 0.2%, to $53.9 million compared with $53.8 million for the year ended December 31, 2006. Organic growth made up the total growth in this service sector during the period. The increase in net service revenue was due in part to an increase in patient days of 0.8% to 45,818 in the year ended December 31, 2007, from 45,461 in the year ended December 31, 2006.

Cost of Service Revenue

Cost of service revenue for the year ended December 31, 2007 was $150.8 million, an increase of $40.0 million, or 36.1%, from $110.8 million for the year ended December 31, 2006. Cost of service revenue represented approximately 50.6% and 50.7% of our net service revenue for the years ended December 31, 2007 and 2006, respectively.

Home-Based Services.  Cost of service revenue from home-based services for the year ended December 31, 2007 was $117.0 million, an increase of $38.9 million, or 49.8%, from $78.1 million for the year ended December 31, 2006.

	Year Ended December 31,
	2007			2006

Salaries, wages and benefits	99,446	40.7	%(1)	66,419	40.0	%(1)
Transportation, primarily mileage reimbursement	8,589	3.5		5,548	3.4
Supplies and services	8,927	3.7		6,122	3.7

Total	$116,962	47.9%		$78,089	47.4%

(1)	Percentage of Home-Based net service revenue

Approximately $33.5 million of this increase resulted from an increase in salaries, wages and benefits, of which $26.9 million was incurred as a result of acquisition and development activity that occurred during 2006 and $13.2 million was incurred as a result of acquisition and development activity during 2007. The growth in salaries, wages and benefits expense due to acquisitions and developments is offset by a decrease in the salaries, wages and benefits expense in the “same store” locations by approximately $6.6 million. The remaining increase in cost of service revenue was attributable to increases in supplies and services expense and transportation expense. Supplies and service expense increased approximately $2.8 million in 2007 as compared to 2006. Supplies and services expense increased $2.0 million related to acquisitions and developments that occurred in 2006 and $1.3 million related to acquisitions and developments that occurred in 2007. The growth in supplies and services expense due to acquisitions and developments is offset by a decrease in the supplies and services expense in the “same store” locations by approximately $495,000. Transportation expense increased approximately $3.0 million in 2007 as compared to 2006. Transportation expense increased $2.4 million related to acquisitions and developments that occurred in 2006 and $1.1 million related to acquisitions and developments that occurred in 2007. The growth in transportation expense due to acquisitions and developments is offset by a decrease in the transportation expense in the “same store” locations by approximately $531,000.

Facility-Based Services.  Cost of service revenue from facility-based services for the year ended December 31, 2007 was $33.8 million, an increase of $1.1 million, or 3.4%, from $32.7 million for the year ended December 31, 2006.

	Year Ended			December 31,
	2007			2006

Salaries, wages and benefits	20,969	38.9	%(1)	20,949	38.9	%(1)
Transportation	327	0.6		254	0.5
Supplies and services	12,501	23.2		11,502	21.4

Total	$33,797	62.7%		$32,705	60.8%

(1)	Percentage of Facility-Based net service revenue

The entire increase in cost of service revenue from facility-based services is due primarily to an increase in supplies and services resulting from an increase in patient days.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2007 were $96.4 million, an increase of $28.1 million, or 41.1%, from $68.3 million for the year ended December 31, 2006. General and administrative expenses represented approximately 32.3% and 31.3% of our net service revenue for the years ended December 31, 2007 and 2006, respectively.

Home-Based Services.  General and administrative expenses from home-based services for the year ended December 31, 2007 were $80.6 million, an increase of $27.0 million, or 50.4%, from $53.6 million for the year ended December 31, 2006. Approximately $20.2 million of the increase in general and administrative expenses was due to acquisitions that occurred in 2006, and approximately $9.6 million of the increase in general and administrative expenses was due to acquisitions that occurred in 2007. General and administrative expenses in the “same store” locations decreased by $2.4 million and were offset by an increase in the provision for bad debts of $6.4 million in 2007 as compared to 2006.

General and administrative expenses in the home-based segment for the year ended December 31, 2007 represented 33.0% of our net service revenue, compared to 32.6% during the year ended December 31, 2006.

Facility-Based Services.  General and administrative expenses the facility-based services for the year ended December 31, 2007 were $15.8 million, an increase of $1.1 million, or 7.5%, from $14.7 million for the year ended December 31, 2006.

General and administrative expenses in the facility-based segment for the year ended December 31, 2007 represented 29.2% of our net service revenue compared to 27.3% during the year ended December 31, 2006.

Non-operating income

Non-operating income for the year ended December 31, 2007 was $1.1 million, a decrease of approximately $900,000 from $2.0 million for the year ended December 31, 2006. Non-operating income in 2006 includes $1.0 million in proceeds received from the life insurance policy on our former chief financial officer who passed away in a plane crash after retiring from the Company.

Income Tax Expense

The effective tax rates for the years ended December 31, 2007 and 2006 were 36.4% and 33.6%, respectively. The effective tax rate for the year ended December 31, 2007 is higher due to a lower credit related to the Gulf Opportunity Act in 2007 than in 2006 and the effect of income from insurance proceeds in 2006, which are not taxable.

Minority Interest

Minority interest expense for the year ended December 31, 2007 was $6.0 million, an increase of $1.2 million, compared to $4.8 million for the year ended December 31, 2006. Minority interest expense varies depending on the operations of each joint venture.

Discontinued Operations

Revenue from discontinued operations for the years ended December 31, 2007 and 2006 was $3.0 million and $5.3 million, respectively. Costs, expenses and minority interest were $4.9 million and $7.6 million, respectively, for the years ended December 31, 2007 and 2006. For the year ended December 31, 2007, the loss from discontinued operations was $1.7 million as compared to a loss from discontinued operations of $1.5 million for the same period in 2006. In 2007, we placed a home health pharmacy and a critical access hospital into discontinued operations and recorded a valuation allowance of $505,000 in the deferred tax asset generated by the tax net operating loss carry forward of the pharmacy. The home health pharmacy was closed on September 30, 2007, and the sale of the hospital was completed on July 1, 2007.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity for our operating activities is the collection of our accounts receivable, most of which are collected from governmental and third-party commercial payors. Our reported cash flows from operating activities are impacted by various external and internal factors, including the following:

•	Operating Results — Our net income has a significant impact on our operating cash flows. Any significant increase or decrease in our net income could have a material impact on our operating cash flows.

•	Timing of Acquisitions — We use our operating cash flows to purchase home health and hospice agencies. When the acquisitions occur at or near the end of a period, our cash outflows significantly increase.

•	Start-Up Costs — Following the completion of an acquisition, we suspend billing Medicare and Medicaid claims until we receive the change of ownership and electronic funds transfer approvals. We also generally incur substantial start-up costs in order to implement our business strategy. There is generally a delay between our expenditure start-up costs and the increase in net service revenue and subsequent cash collections, which adversely affects our cash flows from operating activities.

•	Timing of Payroll — Our employees are paid bi-weekly on Fridays; therefore, operating cash flows decline in reporting periods that end on a Friday. Conversely, for those reporting periods ending on a day other than Friday, our cash flows are higher because we have not yet paid our payroll.

•	Medical Insurance Plan Funding — We are self-funded for medical insurance purposes. Any significant changes in the amount of insurance claims submitted could have a direct impact on our operating cash flows.

•	Medical Supplies — A significant expense associated with our business is the cost of medical supplies. Any increase in the cost of medical supplies, or in the use of medical supplies by our patients, could have a material impact on our operating cash flows.

Cash used in investing activities is primarily for acquisitions of home nursing and hospice agencies, while cash used by financing activities relates to payments on outstanding debt agreements and payments to our minority interest partners.

The following table summarizes changes in cash flows (amounts in thousands):

	Year Ended
	December 31,
	2008	2007

Cash provided by operating activities	$85,504	$12,014
Cash used in investing activities	(75,876)	(32,281)
Cash used in financing activities	(7,272)	(5,455)

Change in cash	2,356	(25,722)
Cash and cash equivalents at beginning of period	1,155	26,877

Cash and cash equivalents at end of period	$3,511	$1,155

Operating activities during the year ended December 31, 2008 provided $85.5 million in cash compared to $12.0 million for year ended December 31, 2007. Net income provided $30.2 million of operating cash flow in 2008. Non-cash items such as depreciation and amortization, provision for bad debts, restricted stock expense, minority interest in earnings of subsidiaries, deferred income taxes and gain on sale of assets totaled $29.3 million. Operating cash flows also increased due to the change in working capital. At December 31, 2008, working capital was $32.1 million compared to $61.0 million at December 31, 2007, a decrease of $28.9 million. The decrease relates to increased accounts payable and accrued expenses. This increase primarily relates to income taxes payable and salaries, wages and benefits payable.

Days sales outstanding (“DSO”) for the year ended December 31, 2008 was 51 days compared to 73 days for the same period in 2007. DSO, when adjusted for acquisitions and unbilled accounts receivables, was 50 days. The adjustment takes into account $576,000 of unbilled receivables that the Company is delayed in billing due to the lag time in receiving the change of ownership after acquiring companies. For the comparable period in 2007, adjusted DSO was 63 days, taking into account $8.8 million in unbilled accounts receivable.

Investing activities used $75.9 million and $32.3 million in cash for the years ended December 31, 2008 and 2007, respectively. In 2008, acquisitions accounted for $69.9 million of the cash used in investing activities compared to $28.9 million in 2007. Additionally, $2.0 million of the increase in cash used in investing activities relates to the net effect of acquiring the Company’s current aircraft for $5.1 million offset by proceeds from selling the previous aircraft of $3.1 million.

Financing activities used $7.3 million and $5.5 million in cash in the years ended December 31, 2008 and 2007, respectively. The increase primarily relates to the financing arrangements on the purchase of the Company’s aircraft in 2008. In February 2008, the Company entered into a new loan agreement with Capital One, National Association (“Capital One”) for $5.1 million and paid off our December 31, 2007 outstanding loan with a balance of $2.9 million.

Indebtedness

Our total long-term indebtedness was $5.1 million at December 31, 2008 and $3.4 million at December 31, 2007, including the current portions of $583,000 and $521,000, respectively.

On February 20, 2008, the Company entered into a new credit facility agreement (“New Credit Facility”) with Capital One, which was amended on March 6, 2008 to include an additional lender, First Tennessee Bank, N.A., to increase the line of credit from $25.0 million to $37.5 million and to amend the Eurodollar Margin for each Eurodollar Loan (as those terms are defined in the New Credit Facility) issued under the New Credit Facility. The credit agreement for the New Credit Facility was amended and restated on June 12, 2008 to add Branch Banking and Trust Company as a Lender and to increase the maximum aggregate principal amount of the line of credit from $37.5 million to $75.0 million. The New Credit Facility is unsecured, has a term of two years and a letter of credit sublimit of $2.5 million. The annual facility fee is 0.125% of the total availability. No amounts were outstanding on the New Credit Facility as of December 31, 2008.

The interest rate for borrowings under the New Credit Agreement is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin as set forth below:

	Eurodollar	Base Rate
Leverage Ratio	Margin	Margin

< 1.00:1.00	1.75%	(0.25)%
≥ 1.00:1.00 < 1.50:100	2.00%	0%
≥ 1.50:1.00 < 2.00:1.00	2.25%	0%
≥2.00:1.00	2.50%	0%

The New Credit Facility contains customary affirmative, negative and financial covenants. For example, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization and making certain payments in respect to stock or other ownership interests, such as dividends and stock repurchases. Under the New Credit Facility we are also required to meet certain financial covenants with respect to fixed charge coverage, leverage, working capital and liabilities to tangible net worth ratios. We were in compliance with all covenants under the New Credit Facility as of December 31, 2008. The covenants were negotiated with our lenders and were designed to support the company’s acquisition strategy and growth. A single acquisition which was large and required a significant portion of the line of credit to be drawn in order to fund the acquisition could result in the Company being unable to meet the tangible net worth covenant after the acquisition. However, we discuss all acquisitions with our lenders and collectively evaluate them. So in the event such a target was identified, we would work with the lenders to restructure the covenant prior to completing the acquisition. We expect to be in compliance with our covenants throughout 2009.

The New Credit Facility also contains customary events of default, including bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving the Company or any subsidiary guarantor and the failure to comply with certain covenants.

On February 20, 2008, the Company terminated its credit facility agreement (the “Former Credit Facility”) with C.F. Blackburn, LLC, successor by assignment to Residential Funding Company, LLC, f/k/a Residential Funding Corporation. At December 31, 2007, the borrowing limit under the Former Credit Facility was $22.5 million and no amounts were outstanding. The Former Credit Facility was due to expire on April 15, 2010.

On February 28, 2008, the Company paid its promissory note with Bancorp Equipment Finance, Inc. in full. The note was collateralized by the Company’s previous aircraft, which was sold in February 2008 for $3.1 million. The sale resulted in a gain of $315,000.

In February 2008, the Company entered into a loan agreement with Capital One for a term note in the amount of $5.1 million for the purchase of a 1999 Cessna 560 aircraft. The aircraft is collateral for the term note, which is payable in 83 monthly installments of principal plus interest commencing on March 6, 2008 followed by one balloon installment on February 6, 2015 of $2.7 million. The term note bears interest at the LIBOR rate (adjusted monthly) plus the Applicable Margin (as defined in the term note) of 1.9%, 3.8% at December 31, 2008.

Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2008:

	Payment due by period
		Less Than			More Than
Contractual Cash Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt	$4,991	$508	$1,061	$1,010	$2,412
Capital lease obligations	125	75	50	—	—
Operating leases	19,049	7,699	9,103	2,180	67

Total contractual cash obligations	$24,165	$8,282	$10,214	$3,190	$2,479

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

The following discussions describe our critical accounting policies, which we believe require the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Critical Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include all subsidiaries and entities controlled by the Company. Control is defined by the Company as ownership of a majority of the voting interest of an entity. The consolidated financial statements include entities in which the Company absorbs a majority of the entities’ expected losses, receives a majority of the entities’ expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entities.

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	2008	2007	2006

Wholly owned subsidiaries	46.6%	46.4%	41.7%
Equity joint ventures	49.6	43.7	46.3
License leasing arrangements	2.1	7.8	9.5
Management services	1.7	2.1	2.5

	100.0%	100.0%	100.0%

The change in the percentage of revenue earned by license leasing arrangements and the equity joint ventures relates to the conversion of one of the Company’s license leasing arrangements to a joint venture on October 1, 2007.

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

Revenue Recognition

The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered. All payors contribute to both the home-based services and facility-based services.

The following table sets forth the percentage of net service revenue earned by category of payor for the years ending December 31:

	2008	2007	2006

Payor:
Medicare	83.2%	81.7%	82.6%
Medicaid	4.6	5.5	5.7
Other	12.2	12.8	11.7

	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment was as follows for the years ending December 31:

	2008	2007	2006

Home-based services	85.1%	81.9%	75.4%
Facility-based services	14.9	18.1	24.6

	100.0%	100.0%	100.0%

Medicare

Home-Based Services

Home Nursing Services.  The Company’s home nursing Medicare patients are classified into one of 153 home health resource groups prior to receiving services. Based on this home health resource group, the Company is entitled to receive a standard prospective Medicare payment for delivering care over a 60-day period referred to as an episode. The Company recognizes revenue based on the number of days elapsed during an episode of care within the reporting period.

Final payments from Medicare may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required in the population base. Management estimates the impact of these payment adjustments based on historical experience and records this estimate during the period the services are rendered. The Company’s payment is also adjusted for differences in local prices using the hospital wage index. In calculating the Company’s reported net service revenue from home nursing services, the Company adjusts the prospective Medicare payments by an estimate of the adjustments. The adjustments are calculated using a historical average of prior adjustments. The Company performs payment variance analyses to verify that the models utilized in projecting total net service revenue are accurately reflecting the payments to be received.

Hospice Services.  The Company is paid by Medicare under a per diem payment system. The Company receives one of four predetermined daily or hourly rates based upon the level of care the Company furnished. The Company records net service revenue from hospice services based on the daily or hourly rate and recognizes revenue as hospice services are provided.

Hospice payments are also subject to two caps. One relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the second relates to individual programs receiving reimbursements in excess of a “cap amount” calculated by multiplying the number of beneficiaries during the period by a statutory amount indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. We have not received notification that any of our hospices have exceeded the cap on inpatient care services during 2008. None of the Company’s hospices exceeded either cap during the years ended December 31, 2007, or 2006.

Facility-Based Services

Long-Term Acute Care Services.  The Company is reimbursed by Medicare for services provided under the LTACH prospective payment system, which was implemented on October 1, 2002. Each patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount applicable to that particular group. This payment is intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently readmitted, among other factors. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. The Company calculates the adjustment based on a historical average of these types of adjustments for claims paid. Revenue is recognized as services are provided for the Company’s LTACHs.

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

Medicaid, managed care and other payors

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

Management Services

The Company records management services revenue as services are provided in accordance with the various management services agreements to which the Company is a party. As described in the agreements, the Company provides billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency or inpatient rehabilitation facility. The Company is responsible for the costs associated with the locations and personnel required for the provision of services. The Company is compensated based on a percentage of cash collections or is reimbursed for operating expenses and compensated based on a percentage of operating net income.

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

The amount of the provision for bad debts is based upon the Company’s assessment of historical and expected net collections, business and economic conditions, trends in government reimbursement and other collection indicators. Uncollectible accounts are written off when the Company has determined the account will not be collected.

A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for accelerated payment (“RAP”). The Company submits a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed. The RAP received for that particular episode is deducted from the final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other Medicare claims in process for that particular provider. The RAP and final claim must then be resubmitted. For subsequent episodes of care contiguous with the first episode for a particular patient, the Company submits a RAP for 50% instead of 60% of the estimated reimbursement. The remaining 50% reimbursement is requested upon completion of the episode. The Company has earned net service revenue in excess of billings rendered to Medicare.

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

At December 31, 2008, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 14.0%, or $10.0 million, compared to 11.3% at December 31, 2007.

The following table sets forth as of December 31, 2008, the aging of accounts receivable (based on the billing date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable:

Payor	0-30	31-60	61-90	91-120	121-150	151-180	181-240	241+	Total
	(Amounts in thousands)

Medicare	$30,704	$7,113	$3,955	$2,688	$2,207	$1,911	$711	$3,272	$52,561
Medicaid	1,556	837	414	301	281	499	327	1,727	5,942
Other	2,126	4,060	1,470	1,160	1,106	973	406	1,696	12,997

Total	$34,386	$12,010	$5,839	$4,149	$3,594	$3,383	$1,444	$6,995	$71,500

Allowance as a percentage of	6.1%	8.0%	9.3%	10.3%	10.9%	27.6%	41.8%	59.8%	14.0%
receivables

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

The following table sets forth as of December 31, 2007, the aging of accounts receivable (based on the billing date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable:

Payor	0-30	31-60	61-90	91-120	121-150	151-180	181-240	241+	Total
	(Amounts in thousands)

Medicare	$20,326	$4,904	$4,678	$3,751	$2,915	$3,722	$861	$3,629	$44,786
Medicaid	7,292	1,111	938	840	958	1,040	309	3,083	15,571
Other	3,228	2,799	2,321	1,012	1,151	1,113	1,051	5,954	18,269

Total	$30,846	$8,814	$7,937	$5,603	$5,024	$5,875	$2,221	12,666	$78,986

Allowance as a percentage of receivables	4.6%	5.1%	5.4%	4.7%	6.2%	11.7%	23.9%	38.3%	11.3%

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts:

	Beginning			End of
	of Year	Additions and		Year
	Balance	Expenses	Deductions	Balance
	(In thousands)

Year ended December 31:
2008	$8,953	$12,463	$11,440	$9,976
2007	5,769	13,817	10,633	8,953
2006	2,544	4,778	1,553	5,769

Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. If the carrying value of goodwill or an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. The evaluation of impairment involves comparing the current fair value of each of the Company’s reporting units to their recorded value, including goodwill. Components of the Company’s home nursing operating segment are generally represented by individual subsidiaries or joint ventures with individual licenses to conduct specific operations within geographic markets as limited by the terms of each license. Components of the Company’s facility-based services are represented by individual operating entities. Management aggregates the components of these two segments into two reporting units for purposes of evaluating impairment.

The Company performs its annual impairment review as of September 30th, by estimating the fair value of its identified reporting units using the discounted cash flow method and the market multiple analysis method. These valuations require management to make estimates and assumptions regarding industry economic factors and the profitability of future business strategies. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. For each of the reporting units, the estimated fair value is determined based on a formula that considers 75% of the estimated value based on a multiple of earnings before interest, taxes, depreciation and amortization plus 25% of the estimated value using recent sales of comparable facilities. A change in the weight assigned to each methodology would not have changed the conclusion that no impairment charge is necessary during the year ending December 31, 2008. The Company has not recognized goodwill impairment charges in 2008, 2007 or 2006.

Included in intangible assets, net are definite-lived assets subject to amortization such as software licenses and non-compete agreements. Amortization of the definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets. Software licenses are amortized over a three year period and non-compete agreements are amortized over the life of the agreement, usually ranging from three to five years.

The Company also has indefinite-lived assets that are not subject to amortization expense such as trade names and certificates of need. The Company has concluded that trade names and certificates of need have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the licenses and use these trade names indefinitely. The Company performs an annual impairment test on the trade names using the relief-from royalty method. Under this method, the fair value of the intangible asset is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and therefore not having to pay royalties for its use for the remainder of its estimated useful lives. The certificates of need are tested annually for impairment using the cost approach. Under this method, assumptions are made about the cost to replace the certificates of need.

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in goodwill impairment tests and nonfinancial assets acquired and liabilities assumed in a business combination. The Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on recurring bases effective January 1, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting treatment and disclosure for certain specific items in a business combination. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This includes the fair values of the non-controlling interest (minority interest) acquired. Under current guidance, the non-controlling interest is recorded at the parent level at the minority owner’s historical balance. This also includes contingent payments on acquisitions. Contingent payments under SFAS 141 are recorded when settled, however under SFAS 141R contingent payments will be recorded at the acquisition-date fair value. The change in the fair value of the contingent payment and the settlement amount will be recognized through the statement of income. Other changes include the treatment of acquisition-related costs, which, with the exception of debt or equity issuance costs, are to be recognized as an expense in the period that the costs are incurred and the services are received. Currently, these costs are included as part of the purchase price and allocated to the assets and liabilities acquired. Further, any adjustments during the measurement period to the provisional amounts recognized as part of the purchase price allocation are treated retrospectively as of the acquisition date. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects SFAS 141R will have an effect on accounting for business combinations as well as an effect on the Company’s consolidated balance sheet. The effect, however, is dependent upon acquisitions subsequent to adoption.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest, currently known as minority interest. Non-controlling ownership interest in consolidated subsidiaries will be presented in the consolidated balance sheet within stockholders’ equity as a separate component from the parent’s equity. Consolidated net income will include earnings attributable to both the parent and the non-controlling interest. The adoption of SFAS 160 will not affect earnings per share. Earnings per share will continue to be based on earnings attributable only to the parent company. SFAS 160 also provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. SFAS 160 requires additional disclosure information related to amounts attributable to the parent for income from continuing operations, discontinued operations and extraordinary items and reconciliations of the parent and non-controlling interests’ equity in subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will adopt SFAS prospectively during the first quarter of 2009. While the adoption is prospective, disclosure requirements will be applied retrospectively for periods presented in the Company’s filings subsequent to adoption.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2008, we had $3.5 million in cash. Cash in excess of requirements are deposited in highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, we would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. At times, the Company’s cash in banks exceeds the Federal Insurance Deposit Corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

Our exposure to market risk relates to changes in interest rates for borrowings under the New Credit Facility we entered into in February 2008. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the New Credit Facility would have increased interest expense $2,000 for the year ended December 31, 2008. At December 31, 2007, we had no amounts outstanding under our Former Credit Facility and therefore had more limited exposure to changes in interest rates.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and financial statement schedules in Part IV, Item 15 of this Annual Report on Form 10-K are incorporated by reference into this Item 8.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 20, 2008, the Audit Committee of the Company’s Board of Directors dismissed Ernst & Young LLP (“Ernst & Young”) as our independent registered public accounting firm. The reports of Ernst & Young on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years and subsequent interim period through August 20, 2008, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young would have caused it to make reference to the subject matter of such disagreements in their reports on the financial statements for such years.

In Ernst & Young’s report on our consolidated financial statements as of and for the fiscal year ended December 31, 2007, Ernst & Young identified a material weakness in our internal control over financial reporting related to our process of estimating the allowance for uncollectible accounts. Such material weakness caused Ernst & Young to opine that we had not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The material weakness is more fully described in “Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which the Company filed with the SEC.

As previously reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2008, we enhanced the controls and processes for calculating the allowance for uncollectible accounts and had substantially completed remediation efforts with respect to the above mentioned material weakness as of June 30, 2008. As discussed below under Item 9A. Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm — Internal Control Over Financial Reporting contained in this Annual Report on Form 10-K, management and the Company’s independent registered public accounting firm have concluded that, as of December 31, 2008, the material weakness was remediated during 2008, and the Company maintained effective internal controls over financial reporting as of December 31, 2008.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Control and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s testing and evaluation under the framework in Internal Control-Integrated Framework, management concluded that the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), was effective as of December 31, 2008.

The attestation report of KPMG, the Company’s independent registered public accounting firm, appears below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the Company’s fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
LHC GROUP INC.

We have audited LHC Group Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LHC Group Inc.’s (the Company) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, LHC Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LHC Group, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended, and our report dated March 16, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Baton Rouge, Louisiana
March 16, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors and executive officers is incorporated by reference from the information contained in our definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders.

The information required by this Item regarding compliance with Section 16(a) of he Exchange Act is incorporated by reference from the section entitled “Directors and Executive Officers” in the definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders.

The information required by this Item with respect to corporate governance is incorporated by reference from the information contained under the heading “The Board of Directors and Corporate Governance” in the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders.

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

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference from the section entitled “Executive Compensation” in the definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

With the exception of the equity plan information table set forth below, the information required by this Item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Stockholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of Shares
	Number of Shares to		Remaining Available
	be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding Price	Compensation Plans
	Options, Warrants,	of Outstanding	(Excluding Securities
Plan Category	and Rights	Rights	Reflected in Column(a))

Equity compensation plans approved by Stockholders:	19,000	$17.20	767,627	(1)
Equity compensation plans not approved by Stockholders:	—	—	—

Total	19,000	$17.20	767,627

(1)	564,604 of these shares are reserved under the LHC Group, Inc. 2005 Long-Term Incentive Plan and are available for issuance pursuant to the exercise or grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares or unrestricted stock. 203,023 of these shares are reserved and available for issuance under the 2006 LHC Group, Inc. Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the section entitled “Principal Accounting Fees and Services” in the definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents to be filed with Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedules

There are no financial statement schedules included in this report.

(3) Exhibits

The Exhibits are listed in the Index of Exhibits Required by Item 601 of Regulation S-K included herewith, which is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LHC Group, Inc.:

We have audited the accompanying consolidated balance sheet of LHC Group, Inc. and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LHC Group, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LHC Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report March 16, 2009 expressed an unqualified opinion on the effectiveness of the LHC Group, Inc.’s internal control over financial reporting.

/s/  KPMG LLP

Baton Rouge, Louisiana
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of LHC Group, Inc.

We have audited the accompanying consolidated balance sheet of LHC Group Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LHC Group, Inc. and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, and effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

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

/s/ Ernst & Young

New Orleans, Louisiana
March 14, 2008

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2008	2007

ASSETS
Current assets:
Cash	$3,511	$1,155
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $9,976 and $8,953, respectively	61,524	70,033
Other receivables	2,317	1,748
Amounts due from governmental entities	2,434	1,459

Total receivables, net	66,275	73,240
Deferred income taxes	4,959	2,946
Prepaid expenses and other current assets	6,464	5,656

Total current assets	81,209	82,997
Property, building and equipment, net	16,348	12,523
Goodwill	112,572	62,227
Intangible assets, net	29,975	14,055
Other assets	3,296	3,183

Total assets	$243,400	$174,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$15,422	$6,103
Salaries, wages and benefits payable	16,400	11,303
Amounts due to governmental entities	6,023	3,162
Income taxes payable	10,682	863
Current portion of capital lease obligations	75	88
Current portion of long-term debt	508	433

Total current liabilities	49,110	21,952
Deferred income taxes	5,718	3,243
Capital lease obligations, less current portion	50	63
Long-term debt, less current portion	4,483	2,847
Minority interests subject to exchange contracts and/or put options	95	121
Other minority interests	7,123	3,388
Stockholders’ equity:
Common stock — $0.01 par value: 40,000,000 shares authorized; 20,853,463 and 20,725,713 shares issued and 17,895,832 and 17,775,284 shares outstanding, respectively	179	177
Treasury stock — 2,957,631 and 2,950,429 shares at cost, respectively	(3,072)	(2,866)
Additional paid-in capital	85,404	81,983
Retained earnings	94,310	64,077

Total stockholders’ equity	176,821	143,371

Total liabilities and stockholders’ equity	$243,400	$174,985

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	For the Year Ended of December 31,
	2008	2007	2006

Net service revenue	$383,296	$298,031	$218,535
Cost of service revenue	186,849	150,759	110,794

Gross margin	196,447	147,272	107,741
Provision for bad debts	11,771	12,248	4,105
General and administrative expenses	124,390	96,365	68,311

Operating income	60,286	38,659	35,325
Interest expense	(469)	(376)	(325)
Gain (loss) on the sale of assets and entities	967	(108)	(20)
Non-operating income	473	1,181	2,053

Income from continuing operations before income taxes and minority interest	61,257	39,356	37,033
Income tax expense	18,728	12,147	10,817
Minority interest	11,799	5,984	4,795

Income from continuing operations	30,730	21,225	21,421
Loss from discontinued operations (net of income tax benefit of $110, $239 and $897, respectively)	(528)	(1,667)	(1,464)
Gain on sale of discontinued operations (net of income taxes of $20 and $390, respectively)	—	31	637

Net income	30,202	19,589	20,594
Change in the redemption value of redeemable minority interests	31	193	1,163

Net income available to common stockholders	$30,233	$19,782	$21,757

Earnings per share — basic and diluted:
Income from continuing operations	1.72	1.19	1.25
Loss from discontinued operations, net	(0.03)	(0.09)	(0.09)
Gain on sale of discontinued operations, net	—	—	0.04

Net income	$1.69	1.10	1.20
Change in the redemption value of redeemable minority interests	—	0.01	0.07

Net income available to common shareholders	$1.69	$1.11	$1.27

Weighted average shares outstanding:
Basic	17,855,634	17,760,432	17,090,583
Diluted	17,899,087	17,827,444	17,104,660

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)

	Common Stock				Additional
	Issued		Treasury		Paid-In	Retained
	Amount	Shares	Amount	Shares	Capital	Earnings	Total

Balances at December 31, 2005	$166	19,507,887	$(2,856)	2,950,059	$58,596	$22,538	$78,444
Net income	—	—	—	—	—	20,594	20,594
Sale of 1,150,000 shares of common stock at $19.25 per share, net of underwriting discount and offering costs of $1,403	11	1,150,000	—	—	20,711	—	20,722
Stock option compensation	—	—	—	—	128	—	128
Exercise of stock options	—	8,000	—	—	165	—	165
Nonvested stock compensation	—	—	—	—	484	—	484
Issuance of 1,167 shares of vested stock	—	1,167	—	—	23	—	23
Issuance of vested stock	—	8,167	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	7,096	—	—	166	—	166
Change in redemption value of redeemable minority interest	—	—	—	—	—	1,163	1,163

Balances at December 31, 2006	177	20,682,317	(2,856)	2,950,059	80,273	44,295	121,889
Net income	—	—	—	—	—	19,589	19,589
Exercise of stock options	—	527	—	—	—	—	—
Nonvested stock compensation	—	—	—	—	1,125	—	1,125
Issuance of vested stock	—	25,976	—	—	62	—	62
Treasury shares redeemed to pay income tax	—	—	(10)	370	—	—	(10)
Excess tax benefit — vesting of nonvested stock	—	—	—	—	104	—	104
Issuance of common stock under Employee Stock Purchase Plan	—	16,893	—	—	419	—	419
Change in redemption value of redeemable minority interest	—	—	—	—	—	193	193

Balances at December 31, 2007	177	20,725,713	(2,866)	2,950,429	81,983	64,077	143,371
Net income	—	—	—	—	—	30,202	30,202
Issuance of common stock to joint venture partners in exchange for a portion of their minority ownership	1	51,736	—	—	1,033	—	1,034
Nonvested stock compensation	—	—	—	—	1,935	—	1,935
Issuance of vested stock	—	53,026	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(206)	7,202	—	—	(206)
Tax short-fall — vesting of nonvested stock	—	—	—	—	(39)	—	(39)
Issuance of common stock under Employee Stock Purchase Plan	1	22,988	—	—	492	—	493
Change in redemption value of redeemable minority interest	—	—	—	—	—	31	31

Balances at December 31, 2008	$179	20,853,463	$(3,072)	2,957,631	$85,404	$94,310	$176,821

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended December 31,
	2008	2007	2006

Operating activities
Net income	$30,202	$19,589	$20,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,740	3,026	2,427
Provision for bad debts	12,463	13,817	4,778
Stock based compensation expense	1,935	1,187	635
Minority interest in earnings of subsidiaries	11,676	5,312	4,471
Deferred income taxes	462	129	(1,253)
Gain on sale of assets and partial sale of entity	(967)	—	(979)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(597)	(31,109)	(15,625)
Prepaid expenses, other assets	4,155	(1,446)	(1,466)
Accounts payable and accrued expenses	20,549	1,570	6,036
Net amounts due from/to governmental entities	1,886	(61)	2,144

Net cash provided by operating activities	85,504	12,014	21,762
Investing activities
Purchases of property, building and equipment	(8,550)	(3,346)	(3,938)
Proceeds from sale of property and equipment	3,094	—	7
Purchase of certificate of deposit	(522)	—	—
Proceeds from sale of entities	—	—	1,440
Acquisitions, net of cash acquired	(69,898)	(28,935)	(25,009)

Net cash used in investing activities	(75,876)	(32,281)	(27,500)
Financing activities
Proceeds from line of credit	32,850	—	—
Payments on line of credit	(32,850)	—	—
Proceeds from debt issuance	5,050	—	—
Principal payments on debt	(3,339)	(199)	(1,201)
Payment of deferred financing fees	(75)	—	—
Payments on capital leases	(101)	(207)	(389)
Excess tax benefits from vesting of restricted stock	91	104	—
Offering costs incurred	—	—	(311)
Proceeds from exercise of stock options	—	—	135
Proceeds from issuance of common stock under ESPP	493	419	140
Minority interest distributions, net of contributions	(9,391)	(5,572)	(4,190)
Issuance of common stock, net of underwriting discounts of $1,104	—	—	21,033

Net cash provided by (used in) financing activities	(7,272)	(5,455)	15,217

Change in cash	2,356	(25,722)	9,479
Cash at beginning of period	1,155	26,877	17,398

Cash at end of period	$3,511	$1,155	$26,877

Supplemental disclosures of cash flow information
Interest paid	$456	$376	$342

Income taxes paid	$8,937	$12,052	$9,370

Supplemental disclosure of non-cash transactions:

During the year ended December 31, 2008, the Company issued common stock valued at $1.0 million to several joint venture partners upon the acquisition of a portion of their minority interest. Also, in October 2008, the Company sold a minority ownership interest in two of its entities as consideration to purchase a majority ownership in an entity. The Company recognized a gain of $624,000 on the partial acquisition.

During the year ended December 31, 2006, the Company sold a clinic for promissory notes totaling $946,000 and recognized a loss on the sale of $28,000.

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

LHC Group, Inc. (Company) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices and facility-based services, primarily through long-term acute care hospitals and outpatient rehabilitation clinics. The Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, currently operates in Louisiana, Mississippi, Arkansas, Alabama, Texas, Kentucky, Florida, Tennessee, Georgia, Virginia, West Virginia, Ohio, Missouri, Maryland, Washington, Oklahoma and North Carolina.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenue and expenses during the reported period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2007 and 2006 financial information to conform to the 2008 presentation. These reclassifications include $677,000 to other current assets from other receivables related to estimated amounts that will be billed to Medicare on the 2009 cost reports. The Company also reclassified $1.8 million and $1.3 million from cost of service revenue to general and administrative expense related to payroll taxes for home office employees and local administrative employees at the agencies for the years ending December 31, 2007 and 2006, respectively. Excess tax benefits from the vesting of restricted stock is included in the financing activities in the Consolidated Statement of Cash Flows for all periods presented. Previously it had been reported in operating activities on the Consolidated Statement of Cash Flows for the years ending December 31, 2007 and 2006.

Principles of Consolidation

The consolidated financial statements include all subsidiaries and entities controlled by the Company. Control is defined by the Company as ownership of a majority of the voting interest of an entity. The consolidated financial statements include entities in which the Company absorbs a majority of the entities’ expected losses, receives a majority of the entities’ expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entities.

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	2008	2007	2006

Wholly owned subsidiaries	46.6%	46.4%	41.7%
Equity joint ventures	49.6	43.7	46.3
License leasing arrangements	2.1	7.8	9.5
Management services	1.7	2.1	2.5

	100.0%	100.0%	100.0%

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the percentages of revenue earned by license leasing arrangements and by the equity joint ventures relate to the conversion of one of the Company’s license leasing arrangements to a joint venture on October 1, 2007.

All significant inter-company accounts and transactions have been eliminated in consolidation. Business combinations accounted for as purchases have been included in the consolidated financial statements from the respective dates of acquisition.

The following describes the Company’s consolidation policy with respect to its various ventures excluding wholly owned subsidiaries:

Equity Joint Ventures

The Company’s joint ventures are structured as limited liability companies in which the Company typically owns a majority equity interest ranging from 51% to 99%. The members of the Company’s equity joint ventures participate in profits and losses in proportion to their equity interests. The Company consolidates these entities as the Company absorbs a majority of the entities’ expected losses, receives a majority of the entities’ expected residual returns and generally has voting control over the entity.

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

Management Services

The Company has various management services agreements under which the Company manages certain operations of agencies and facilities for a fee. The Company does not consolidate these agencies or facilities, as the Company does not have an ownership interest and does not have a right to receive a majority of the agencies’ or facilities’ expected residual returns or an obligation to absorb a majority of the agencies’ or facilities’ expected losses.

Revenue Recognition

The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered. All payors contribute to both the home-based services and facility-based services.

The following table sets forth the percentage of net service revenue earned by category of payor for the years ending December 31:

	2008	2007	2006

Payor:
Medicare	83.2%	81.7%	82.6%
Medicaid	4.6	5.5	5.7
Other	12.2	12.8	11.7

	100.0%	100.0%	100.0%

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The percentage of net service revenue contributed from each reporting segment was as follows for the years ending December 31:

	2008	2007	2006

Home-based services	85.1%	81.9%	75.4%
Facility-based services	14.9	18.1	24.6

	100.0%	100.0%	100.0%

Medicare

Home-Based Services

Home Nursing Services.  The Company’s home nursing Medicare patients are classified into one of 153 home health resource groups prior to receiving services. Based on this home health resource group, the Company is entitled to receive a standard prospective Medicare payment for delivering care over a 60-day period referred to as an episode. The Company recognizes revenue based on the number of days elapsed during an episode of care within the reporting period.

Final payments from Medicare may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required in the population base. Management estimates the impact of these payment adjustments based on historical experience and records this estimate during the period the services are rendered. The Company’s payment is also adjusted for differences in local prices using the hospital wage index. In calculating the Company’s reported net service revenue from home nursing services, the Company adjusts the prospective Medicare payments by an estimate of the adjustments. The adjustments are calculated using a historical average of prior adjustments. The Company performs payment variance analyses to verify that the models utilized in projecting total net service revenue are accurately reflecting the payments to be received.

Hospice Services.  The Company is paid by Medicare under a per diem payment system. The Company receives one of four predetermined daily or hourly rates based upon the level of care the Company furnished. The Company records net service revenue from hospice services based on the daily or hourly rate and recognizes revenue as hospice services are provided.

Hospice payments are also subject to two caps. One relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the second relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. This limit is computed on a program-by-program basis. We have not received notification that any of our hospices have exceeded the cap on inpatient care services during 2008. None of the Company’s hospices exceeded either cap during the years ended December 31, 2007, or 2006.

Facility-Based Services

Long-Term Acute Care Services (“LTACHs”).  The Company is reimbursed by Medicare for services provided under LTACH prospective payment system, which was implemented on October 1, 2002. Each patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount applicable to that particular group. This payment is intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount may be further adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently readmitted, among other factors. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. The Company calculates the adjustment based on a historical average of these types of adjustments for claims paid. Revenue is recognized as services are provided for the Company’s LTACHs.

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

Medicaid, managed care and other payors

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

Management Services

The Company records management services revenue as services are provided in accordance with the various management services agreements to which the Company is a party. As described in the agreements, the Company provides billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency or inpatient rehabilitation facility. The Company is responsible for the costs associated with the locations and personnel required for the provision of services. The Company is compensated based on a percentage of cash collections or is reimbursed for operating expenses and compensated based on a percentage of operating net income.

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

A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for accelerated payment (“RAP”). The Company submits a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed. The RAP received for that particular episode is deducted from the final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other Medicare claims in process for that particular provider. The RAP and

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

final claim must then be resubmitted. For subsequent episodes of care contiguous with the first episode for a particular patient, the Company submits a RAP for 50% instead of 60% of the estimated reimbursement. The remaining 50% reimbursement is requested upon completion of the episode. The Company has earned net service revenue in excess of billings rendered to Medicare.

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

Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. An impairment loss is recognized if the carrying value of goodwill or an indefinite-lived intangible asset exceeds its fair value. The evaluation of impairment involves comparing the current fair value of each of the Company’s reporting units to their recorded value, including goodwill. Components of the Company’s home nursing operating segment are generally represented by individual subsidiaries or joint ventures with individual licenses to conduct specific operations within geographic markets as limited by the terms of each license. Components of the Company’s facility-based services are represented by individual operating entities. Management aggregates the components of these two segments into two reporting units for purposes of evaluating impairment.

The Company performs its annual impairment review as of September 30th, by estimating the fair value of its identified reporting units using the discounted cash flow method and the market multiple analysis method. These valuations require management to make estimates and assumptions regarding industry economic factors and the profitability of future business strategies. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. For each of the reporting units, the estimated fair value is determined based on a formula that considers 75% of the estimated value based on a multiple of earnings before interest, taxes, depreciation and amortization plus 25% of the estimated value using recent sales of comparable facilities. A change in the weight assigned to each methodology would not have changed the conclusion that no impairment charge is necessary during the year ending December 31, 2008. The Company has not recognized goodwill impairment charges in 2008, 2007 or 2006.

Included in intangible assets, net are definite-lived assets subject to amortization such as non-compete agreements. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets.

The Company also has indefinite-lived assets that are not subject to amortization expense such as trade names and certificates of need. The Company has concluded that trade names and certificates of need have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the licenses and use these trade names indefinitely. The Company performs an annual impairment test on the trade names using the relief-from royalty method. Under this method, the fair value of the intangible asset is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and therefore not having to pay royalties for its use for the remainder of its estimated useful lives. The certificates of need are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to/from Governmental Entities

The amounts recorded in due to/from governmental entities on the Company’s consolidated balance sheet relate to settled and open cost reports that are subject to the completion of audits and the issuance of final assessments. Final reimbursement is determined based on submission of annual cost reports and audits by the fiscal intermediary. Adjustments are accrued on an estimated basis in the period the related services were rendered and further adjusted as final settlements are determined. These adjustments are accounted for as changes in estimates. There have been no significant changes in estimates during the years ended December 31, 2008 and 2007.

Property, Building and Equipment

Property, building and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. Estimated useful lives for buildings is 39 years and ranges from 3 to 10 years for transportation equipment and furniture and other equipment. The useful life for leasehold improvements is the lesser of the lease term or the expected life of the leasehold improvement. Routine repairs and maintenance are expensed when incurred.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the impairment or Disposal of Long-Lived Assets”, property, plant and equipment is reviewed whenever events or changes in circumstances occur that indicate possible impairment. There were no impairments recognized during the periods ended December 31, 2008, 2007 or 2006.

The following table describes the components of property, building and equipment:

	December 31,
	2008	2007
	(In thousands)

Land	$342	$135
Building and improvements	3,719	3,079
Transportation equipment	5,496	3,434
Furniture and other equipment	17,695	13,661

	27,252	20,309
Less accumulated depreciation and amortization	10,904	7,786

	$16,348	$12,523

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $3.7 million, $3.0 million and $2.4 million, respectively.

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

Minority Interest Subject to Put Agreements

One of the Company’s joint venture agreements allows the minority interest holders to put their minority interest to the Company. The put option allows the minority interest holder to exchange their minority interest for cash based on the joint venture’s earnings before interest, taxes, depreciation and amortization (“EBITDA”)

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the prior fiscal year and the Company’s stock price. The put options have been presented in the historical financial statements in accordance with Accounting Series Release (“ASR”) No 268 and EITF Topic D-98, which generally require a public company’s stock subject to redemption requirements that are outside the control of the issuer to be excluded from the caption “stockholders’ equity” and presented separately in the issuer’s balance sheet. Under EITF Topic D-98, once it becomes probable that the minority interest would be redeemable, the minority interest should be adjusted to its current redemption amount, marked to market.

The Company recorded mark to market benefits of $193,000 and $124,000 for the years ended December 31, 2007 and 2006, respectively and a mark to market expense of $58,000 for the year ended December 31, 2008.

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

There were no redemptions in the year ended December 31, 2007.

In connection with the partial redemption of certain minority interest in the year ended December 31, 2006, the Company decreased minority interest by approximately $1,039,000 and increased retained earnings by the same amount. Simultaneously, The Company recorded goodwill of $979,000 to represent the value of the minority interest redeemed.

Included in minority interests subject to exchange contracts at December 31, 2008 and 2007 is $95,000 and $121,000, respectively, related to these redeemable minority interests. As of December 31, 2008, one minority interest holder had not converted his interest to cash.

Stock-Based Employee Compensation

The Company adopted Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), on January 1, 2006 using the modified prospective method. This method required compensation cost to be recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

The Company grants restricted stock or restricted stock units to employees and members of its Board of Directors as a form of compensation. The expense for such awards is based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period. See Note 7 for further discussion.

Earnings Per Share

Basic per share information is computed by dividing the item by the weighted-average number of shares outstanding during the period, under the treasury stock method. Diluted per share information is computed by dividing the item by the weighted-average number of shares outstanding plus dilutive potential shares.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth shares used in the computation of basic and diluted per share information for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006

Weighted average number of shares outstanding for basic per share calculation	17,855,634	17,760,432	17,090,583
Effect of dilutive potential shares:
Options	5,705	6,461	2,399
Restricted stock	37,748	60,551	11,678
Adjusted weighted average shares for diluted per share calculation	17,899,087	17,827,444	17,104,660

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting treatment and disclosure for certain specific items in a business combination. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This includes the fair values of the non-controlling interest acquired. Under current guidance, the non-controlling interest (minority owner) is recorded at the minority owner’s historical balance. This also includes contingent payments on acquisitions. Contingent payments under FAS 141 are recorded when settled, however under SFAS 141R contingent payments will be recorded at the acquisition-date fair value. The change in the fair value of the contingent payment and the settlement amount will be recognized through the statement of income. Other changes include the treatment of acquisition-related costs, which, with the exception of debt or equity issuance costs, are to be recognized as an expense in the period that the costs are incurred and the services are received. Currently, these costs are included as part of the purchase price and allocated to the assets and liabilities acquired. Further, any

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments during the measurement period to the provisional amounts recognized as part of the purchase price allocation are treated retrospectively as of the acquisition date. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects SFAS 141R will have an effect on accounting for business combinations as well as an effect on the Company’s consolidated balance sheet. The effect however, is dependent upon acquisitions subsequent to adoption.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest, currently known as minority interest. Non-controlling ownership interest in consolidated subsidiaries will be presented in the consolidated balance sheet within stockholders’ equity as a separate component from the parent’s equity. Consolidated net income will include earnings attributable to both the parent and the non-controlling interest. Earnings per share, which is not effected by SFAS 160, will continue to be based on earnings attributable only to the parent company. SFAS 160 also provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. SFAS 160 requires additional disclosure information related to amounts attributable to the parent for income from continuing operations, discontinued operations and extraordinary items and reconciliations of the parent and non-controlling interests’ equity in subsidiaries. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will adopt SFAS 160 prospectively during the first quarter of 2009. While the adoption is prospective, the disclosure requirements will be applied retrospectively for periods presented in the Company’s filings subsequent to adoption.

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

2008 Acquisitions

Home-Based

During the year ended December 31, 2008, the Company acquired the existing operations of 11 entities operating a total of 43 agencies and a majority ownership in 12 entities operating a total of 17 agencies. The total purchase price for the acquisitions was $63.7 million, including $2.0 million of acquisition-related costs. Goodwill of $47.2 million and other intangibles of $14.9 million were assigned to the home-based services segment related to the acquisitions. Goodwill of $23.5 million is not deductible for income tax purposes. The estimated purchase price allocation is preliminary and subject to revision upon settlement of the working capital purchased as part of the acquisitions and finalization of the valuation on deferred taxes acquired.

In October 2008, the Company purchased a majority ownership in an entity with three agencies in exchange for a minority ownership interest in two of the Company’s entities. Minority interest of $1.9 million was recorded in the Company’s consolidated balance sheet as of December 31, 2008 related to the minority ownership transferred as consideration. The Company recognized a gain of $624,000 on the transaction. Goodwill of $2.4 million and other intangibles of $485,000 were assigned to the home-based services segment related to the acquisition.

One of the Company’s acquisitions contains contingent consideration to the seller that may be settled in the Company’s stock one year after the acquisition date. The amount of stock that will be issued is contingent

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon certain financial measurements of the acquired Company. As of December 31, 2008, no liability is recorded as the amount of the stock payment is not determinable beyond a reasonable doubt.

Facility-Based

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

The acquisitions during the year individually were immaterial to our financial statement; however, when aggregated, total acquisitions were material. The following table contains unaudited pro forma consolidated income statement information assuming the acquisitions closed January 1, 2007 for 2008 acquisitions.

	2008	2007

Net service revenue	$438,510	$373,965
Operating income	27,119	36,175
Net income	27,992	18,009
Basic and diluted earnings per share	$1.56	$1.01

To provide financial information that is more representative of the combined results of the Company as if the acquisitions had occurred January 1, 2007, the pro forma disclosure in the table above includes adjustments for depreciation expense, amortization of intangible assets and income tax expense. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information.

There were no divestitures during the year ended December 31, 2008.

2007 Acquisitions

During the year ended December 31, 2007, the Company acquired the existing operations of 11 locations and a majority ownership interest in the existing operations of 12 locations for $26.0 million in cash, and $2.4 million in acquisition costs. Goodwill of $21.9 million and other intangibles of $5.8 million were assigned to the home-based services segment.

2007 Divestitures

During the year ended December 31, 2007, the Company sold its critical access hospital for $180,000 and recognized a gain of $31,000, net of tax of $20,000. There was no goodwill related to this hospital. Additionally, the Company closed a home health pharmacy location in the year ended December 31, 2007. The assets related to the home health pharmacy are classified as assets held for sale on the balance sheet. The Company retired goodwill of $48,000 related to the termination of its private duty business.

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

The following table summarizes the operating results of the divestitures described above which have been presented as loss from discontinued operations in the accompanying consolidated statements of income:

	2008	2007	2006

Net service revenue	$51	$2,979	$5,261
Costs, expenses and minority interest	689	4,885	7,622

Loss from discontinued operations before income taxes	(638)	(1,906)	(2,361)
Income tax benefit	110	239	897

Loss from discontinued operations	$(528)	$(1,667)	$(1,464)

The 2007 and 2006 acquisitions are considered to be immaterial individually and in the aggregate. Accordingly, no supplemental pro forma information is presented.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Goodwill and Other Intangibles, Net

The following table summarizes the changes in goodwill by segment:

	2008	2007
	(In thousands)

Home-based services segment:
Balances at beginning of period	$57,885	$35,740
Goodwill acquired during the period from acquisitions	49,223	22,192
Goodwill retired during the period	—	(47)

Home-based services balance at end of period	107,108	57,885

Facility-based services segment:
Balance at beginning of period	$4,342	3,941
Goodwill classified as held for sale during the period	—	401
Goodwill acquired during the period from redemption of minority interest	1,122	—

Facility-based services balance at end of period	5,464	4,342

Consolidated Balance at end of period	$112,572	$62,227

The following table summarizes the changes in other intangibles, net during 2008, which all related to the home-based services segment. (Amounts in thousands)

	Trade	Certificates of	Other
	Names	Need	Intangibles	Total

Balance at December 31, 2007	$12,873	$1,041	$141	$14,055
Additions	14,360	843	874	16,077
2007 Acquisition Adjustments	—	117	—	117
Amortization	—	—	(274)	(274)

Balance at December 31, 2008	$27,233	$2,001	$741	$29,975

Approximately $15.4 million of the increase in other intangibles, net, relates to acquisitions completed during the year ended December 31, 2008. The remaining $600,000 of the increase relates to non-compete agreements entered into during the period ending December 31, 2008.

5.	Income taxes

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 were as follows:

	2008	2007
	(In thousands)

Deferred tax assets:
Allowance for uncollectible accounts	$3,503	$3,392
Accrued employee benefits	1,679	1,005
Stock compensation	742	495
Net operating loss carry forward	644	505
Valuation allowance	(689)	(505)
Accrued self-insurance	796	508

Deferred tax assets	6,675	5,400
Deferred tax liabilities:
Amortization of intangible assets	(4,733)	(2,166)
Tax in excess of book depreciation	(1,683)	(1,563)
Prepaid expenses	(364)	(1,095)
Non-accrual experience accounting method	(654)	(862)
Conversion from cash basis accounting	—	(11)

Deferred tax liabilities	(7,434)	(5,697)
Net deferred tax liability	$(759)	$(297)

Based on the Company’s historical pattern of taxable income, the Company believes it will produce sufficient income in the future to realize its deferred income tax assets. A valuation allowance is established for any portion of a deferred income tax asset if the Company believes it is more likely than not that the Company will not be able to realize the benefits or portions of a deferred income tax asset. Management established a valuation allowance primarily related to the tax net operating losses and deferred tax assets on the Company’s home health pharmacy included in discontinued operations.

The components of the Company’s income tax expense from continuing operations, less minority interest, were as follows:

	2008	2007	2006
	(In thousands)

Current:
Federal	$15,858	$10,542	$10,139
State	2,408	1,476	1,931

	18,266	12,018	12,070
Deferred:
Federal	401	111	(1,053)
State	61	18	(200)

	462	129	(1,253)

Total provision for income taxes	$18,728	$12,147	$10,817

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the differences between income taxes from continuing operations, less minority interest, computed at the federal statutory rate and provisions for income taxes for each period is as follows:

	2008	2007	2006
	(In thousands)

Income taxes computed at federal statutory tax rate	$17,190	$11,680	$11,283
State income taxes, net of federal benefit	1,730	1,001	967
Gulf Opportunity Act tax credit	(518)	(662)	(1,027)
Nondeductible expenses	326	128	54
Tax exempt proceeds from life insurance	—	—	(380)
Tax exempt interest income	—	—	(80)

Total provision for income taxes	$18,728	$12,147	$10,817

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption did not have a material effect on the consolidated financial position or results of operations of the Company. At the date of adoption, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions, if applicable, in interest expense and general and administrative expenses, respectively. During the years ended December 31, 2008, 2007 and 2006, the Company did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability of interest or penalty payments related to uncertain tax positions.

The Company is subject to both federal and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2003.

6.	Credit Arrangements

Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Notes payable:
Due in monthly installments of $28,056 through February 2015 at LIBOR plus 1.90% (3.8% at December 31, 2008) plus a balloon payment of $2.7 million	4,769	—
Due in monthly installments of $12,500 through November 2009 at 5.78%	122	260
Due in yearly installments of $50,000 through August 2010 at 6.25%	100	150
Due in monthly installments of $20,565 through October 2015 at LIBOR plus 2.25% (6.71% at December 31, 2007)	—	2,870

	4,991	3,280
Less current portion of long-term debt	508	433

	$4,483	$2,847

In February 2008, the Company entered into a loan agreement with Capital One, National Association (“Capital One”) for a term note in the amount of $5.1 million for the purchase of a 1999 Cessna 560 aircraft.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aircraft is collateral for the term note, which is payable in 83 monthly installments of principal plus interest commencing on March 6, 2008 followed by one balloon installment on February 6, 2015 of $2.7 million. The term note bears interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9%.

On February 28, 2008, the Company paid its prior promissory note with Bancorp Equipment Finance, Inc. in full. The note was collateralized by the Company’s previous aircraft, which was sold in February 2008 for $3.1 million. The sale resulted in a gain of $315,000.

In August 2005, the Company entered into a promissory note with the seller of A-1 Nursing Registry, Inc. (“A-1”) in conjunction with the purchase of the assets of A-1. The principal amount of the note is $250,000 and it bears interest at 6.25%. As of December 31, 2008 the principal balance on the note was $100,000.

Certain of the Company’s loan agreements contain restrictive covenants, including limitations on indebtedness and the maintenance of certain financial ratios. The Company was in compliance with all covenants at December 31, 2008 and 2007.

The scheduled principal payments on long-term debt are as follows for each of the next five years following December 31, 2008 (in thousands):

2009	$508
2010	387
2011	337
2012	337
2013	337
Thereafter	3,085

$4,991

Credit Facility

On February 20, 2008, the Company entered into a new credit facility agreement with Capital One (“New Credit Facility”), which was amended on March 6, 2008 to include an additional lender, First Tennessee Bank, N.A., to increase the line of credit from $25.0 million to $37.5 million and to amend the Eurodollar Margin for each Eurodollar Loan (as those terms are defined in the New Credit Facility) issued under the New Credit Facility. The Credit Agreement was amended and restated on June 12, 2008 to add Branch Banking and Trust Company as a Lender and to increase the maximum aggregate principal amount of the line of credit from $37.5 million to $75.0 million. The New Credit Facility is unsecured, has a term of two years and a letter of credit sublimit of $2.5 million. The annual facility fee is 0.125% of the total availability. The interest rate for borrowings under the New Credit Agreement is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin based on the Leverage Ratio (as defined in the New Credit Facility). The Company paid $211,000 of credit fees on the credit facility during the year ended December 31, 2008. No amounts were outstanding on the facility as of December 31, 2008.

7.	Stockholders’ Equity

Issuance of Common Stock

As discussed in Footnote 3, the Company issued 51,736 shares of common stock to purchase an additional ownership percentage in one of its majority-owned hospitals. The stock was valued as of May 14, 2008, the effective date of the acquisition.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Based Awards

On January 20, 2005, the board of directors and stockholders of the Company approved the 2005 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan, which is administered by the Compensation Committee of the Company’s Board of Directors, provides for 1,000,000 shares of common stock that may be issued or transferred pursuant to awards made under the plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the Incentive Plan, including restricted stock and incentive or non-qualified statutory stock options. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Incentive Plan provides that shares of common stock subject to awards granted become available again for issuance if such awards are canceled or forfeited.

Restricted Stock is an award of common stock that is subject to restrictions and to the risk of forfeiture and such other terms and conditions as defined by the Incentive Plan.

The Compensation Committee will determine the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of our common stock as of the date of grant.

In the event of a change of control as defined in the Incentive Plan, all restricted periods and restrictions imposed on non-performance based restricted stock awards will lapse and outstanding options will become immediately exercisable in full.

Also on January 20, 2005, the 2005 Director Compensation Plan was adopted by the Board of Directors. The shares issued under our 2005 Director Compensation Plan are issued from the 1,000,000 shares reserved for issuance under the Company’s Incentive Plan.

Share Based Compensation

Stock Options

The following table represents stock options activity for the year ended December 31, 2008:

		Weighted	Weighted Average
	Number of	Average Exercise	Remaining	Aggregate
	Shares	Price	Contractual Term	Intrinsic Value

Options outstanding at January 1, 2008	19,000	17.20
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	—	—
Options outstanding at December 31, 2008	19,000	17.20	7.0 years	$357,275
Options exercisable at December 31, 2008	19,000	17.20	7.0 years	$357,275

All options are fully vested and exercisable at December 31, 2008. No options were exercised in the year ended December 31, 2008. There were no options granted during 2008 or 2007. No compensation expense related to stock option grants was recorded in the years ended December 31, 2008 or 2007. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $14,120 and $29,800, respectively. The Company has recorded $134,000 in compensation expense related to stock option grants in the year ended December 31, 2006.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-vested Stock

The Company issues stock-based compensation to employees in the form of restricted stock, which is an award of common stock subject to certain restrictions. The awards, which the Company calls nonvested shares, generally vest over a five year period, conditioned on continued employment for the full incentive period. Compensation expense for the restricted stock is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the date of grant recognized on a straight-line basis over the requisite service period, which generally relates to the vesting period.

During 2008, 2007 and 2006, respectively, 149,095, 181,071 and 86,114 non-vested shares were granted to employees pursuant to the 2005 Long-Term Incentive Plan. These shares vest over a five year period.

The Company also issues restricted stock to its non-employee members of the Company’s Board of Directors. During 2008, 2007 and 2006, respectively, 16,100, 16,100 and 3,500 non-vested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. New non-employee directors receive an initial grant of non-vested shares in which one third of these shares vest immediately and the remaining vest over the two year period following the grant date. Additionally, the 2005 Director Compensation Plan provides for annual grants of non-vested shares to non-employee directors in which the full amount of shares vests at the one year anniversary of the grant date.

The fair value of non-vested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of non-vested shares granted during the years ended December 31, 2008, 2007 and 2006 were $18.67, $27.83 and $18.66, respectively.

The following table represents the non-vested stock activity for the year ended December 31, 2008:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Non-vested shares outstanding at January 1, 2008	218,332	24.08
Granted	165,195	18.67
Vested	(53,026)	25.49
Forfeited	(24,095)	21.40
Non-vested shares outstanding at December 31, 2008	306,406	22.45

As of December 31, 2008, there was $5.4 million of total unrecognized compensation cost related to non-vested shares granted. That cost is expected to be recognized over the weighted average period of 1.7 years. The total fair value of shares vested in the years ended December 31, 2008, 2007 and 2006 were $1.3 million, $468,361 and $141,294, respectively. The Company records compensation expense related to non-vested share awards at the grant date for shares that are awarded fully vested and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $1.9 million, $1.2 million and $449,000 in compensation expense related to non-vested stock grants in the years ended December 31, 2008, 2007 and 2006 respectively.

Employee Stock Purchase Plan

In 2006, the Company adopted the Employee Stock Purchase Plan allowing eligible employees to purchase the Company’s common stock at 95% of the market price on the last day of each calendar quarter. There were 250,000 shares reserved for the plan. During 2007 and 2006, the Company issued 16,893 shares and 7,096 shares, respectively. The Company issued 22,988 shares of common stock under the plan at a weighted average per share price of $21.39 during the year ended December 31, 2008. At December 31, 2008 there were 203,023 shares available for future issuance.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

In conjunction with the vesting of the non-vested shares of stock, recipients incur withholding tax liabilities. The Company allows the holders to turn in shares of common stock to satisfy those tax obligations. The Company redeemed 7,202 and 370 shares of common stock related to these tax obligations at December 31, 2008 and 2007, respectively. There were no shares redeemed during the year ended December 31, 2006.

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

8.	Related Party Transactions

Employee Receivables

As a result of Hurricanes Katrina and Rita, the Company established a loan fund to allow affected employees to borrow up to six months of their salary to aid in their recovery from the hurricanes. The loan agreements bear interest of 3.5%. The employees began payment on the loans one year after the date of the loan agreement through payroll deductions. As of December 31, 2008, 2007 and 2006, these loans totaled $174,000, $245,000 and $363,000, respectively and are included in other assets on the balance sheet.

The Company also leases property from certain joint venture partners at rates that reflect market rates.

9.	Leases

In certain instances, state laws may prohibit the sale of a home nursing agency or hospitals may be reluctant to sell their home health agencies. In these instances, the Company, through its wholly owned subsidiaries, enters into lease agreement for a Medicare and Medicaid license, as well as the associated provider number to provide home health or hospice services. As of December 31, 2008, the Company had four license lease arrangements to operate five home nursing agencies and three hospice agencies.

Two of the leases were entered into in 2007 and expire in 2017. Expense related to these leases was $260,000 in 2008 and $173,000 in 2007. Payments due under these leases are $260,000 in 2009.

Two of the leases were entered into in 2005 and expire in 2010. Expense related to these leases was $186,000 in 2008, $226,000 in 2007 and $215,000 in 2006. The lease payments associated with these leases are based on a percentage of net quarterly profits; therefore, the future payments will vary with the future profits.

The Company leases office space and equipment at its various locations. Many of the leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will be renewed or, upon making a decision to relocate, replaced by leases for new locations. Operating lease terms range from three to ten years. Rent expense includes insurance, maintenance, and other costs as required by the lease. Total rental expense was approximately $10.6 million in 2008, $8.1 million in

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 and $7.6 million in 2006. Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

2009	$7,699
2010	4,364
2011	2,811
2012	1,928
2013	1,450
Thereafter	797

$19,049

As of December 31, 2008, future minimum payments by year and in the aggregate, under non-cancelable capital leases with initial terms of one year or more, consisted of the following (in thousands):

2009	$75
2010	28
2011	22
2012	—
2013	—
Thereafter	—

Total minimum lease payments	125
Current portion of capital lease obligations	75

Capital lease obligations, long-term	$50

The cost of assets held under capital leases was $531,000 and $456,000 at December 31, 2008 and 2007, respectively. The related accumulated amortization was $456,000 and $456,000 at December 31, 2008 and 2007, respectively.

10.	Employee Benefit Plan

Defined Contribution Plan

The Company sponsors a 401(k) plan to all eligible full-time employees. The plan allows participants to contribute up to 15% of their compensation and allows discretionary Company contributions as determined by the Company’s Board of Directors. Effective January 1, 2006, the Company implemented a discretionary match of up to two percent of participating employee contributions. The employer contribution will vest 20% after two years and 20% each additional year until it is fully vested in year six. At December 31, 2008 and December 31, 2007, $100,000 and $215,000, respectively, related to this match is included in salaries, wages and benefits payable. Contribution expense to the Company was $1.4 million, $1.1 million and $700,000 in 2008, 2007 and 2006.

11.	Commitments and Contingencies

Contingencies

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compliance

The laws and regulations governing the Company’s operations, along with the terms of participation in various government programs, regulate how the Company does business, the services offered and interactions with patients and the public. These laws and regulations and their interpretations are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could materially and adversely affect the Company’s operations and financial condition.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
	Home-Based	Facility-Based
	Services	Services	Total
		(In thousands)

Net service revenue	$326,041	$57,255	$383,296
Cost of service revenue	154,376	32,473	186,849
Provision for bad debts	10,208	1,563	11,771
General and administrative expenses	109,917	14,473	124,390

Operating income	51,540	8,746	60,286
Interest expense	(377)	(92)	(469)
Non operating income, including gain on sale of assets	1,246	194	1,440

Income from continuing operations before income taxes and minority interest	52,409	8,848	61,257
Minority interest	10,219	1,580	11,799

Income from continuing operations before income taxes	42,190	7,268	49,458
Total assets	$220,822	$22,578	$243,400

	Year Ended December 31, 2007
	Home-Based	Facility-Based
	Services	Services	Total
		(In thousands)

Net service revenue	$244,107	$53,924	$298,031
Cost of service revenue	116,962	33,797	150,759
Provision for bad debt	9,426	2,822	12,248
General and administrative expenses	80,595	15,770	96,365

Operating income	37,124	1,535	38,659
Interest expense	(250)	(126)	(376)
Non operating income, including gain on sale of assets	746	327	1,073

Income from continuing operations before income taxes and minority interest	37,620	1,736	39,356
Minority interest	5,177	807	5,984

Income from continuing operations before income taxes	32,443	929	33,372
Total assets	151,540	23,445	174,985

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	Home-Based	Facility-Based
	Services	Services	Total
		(In thousands)

Net service revenue	$164,701	$53,834	$218,535
Cost of service revenue	78,089	32,705	110,794
Provision for bad debt	3,051	1,054	4,105
General and administrative expenses	53,630	14,681	68,311

Operating income	29,931	5,394	35,325
Interest expense	(210)	(115)	(325)
Non operating income, including gain on sale of assets	1,404	629	2,033

Income from continuing operations before income taxes and minority interest	31,125	5,908	37,033
Minority interest	3,075	1,720	4,795

Income from continuing operations before income taxes	28,050	4,188	32,238
Total assets	117,585	35,109	152,694

13.	Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The carrying value of the Company’s long-term debt equals its fair value based on a variable interest rate.

14.	Allowance for Uncollectible Accounts

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts:

	Beginning			End of
	of Year	Additions and		Year
	Balance	Expenses	Deductions	Balance
		(In thousands)

Year ended December 31:
2008	$8,953	$12,463	$11,440	$9,976
2007	5,769	13,817	10,633	8,953
2006	2,544	4,778	1,553	5,769

15.	Concentration of Risk

The Company’s Louisiana facilities accounted for approximately 41.9%, 50.9%, and 64.1% of net service revenue during the years ended December 31, 2008, 2007 and 2006, respectively. Any material change in the current economic or competitive conditions in Louisiana could have a disproportionate effect on the Company’s overall business results.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Unaudited Summarized Quarterly Financial Information

The following table presents the Company’s unaudited quarterly results of operations (amounts in thousands, except share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2008	2008	2008	2008

Net service revenue	$83,473	$90,115	$98,166	$111,542
Gross margin	42,201	45,180	50,813	58,253
Net income	5,338	6,334	8,032	10,498
Net income available to common stockholders	5,439	6,298	8,003	10,493
Basic and Diluted earnings per share
Net income	$0.30	$0.35	$0.45	$0.58
Net income available to common shareholders	$0.31	$0.35	$0.45	$0.58
Weighted average shares outstanding Basic	17,800,066	17,849,820	17,881,228	17,891,426
Diluted	17,813,967	17,883,964	17,976,305	17,993,815

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2007	2007	2007	2007

Net service revenue	$68,727	$70,564	$77,495	$81,245
Gross margin	34,567	34,937	37,970	39,798
Net income	5,786	5,038	6,025	2,740
Net income available to common stockholders	5,820	5,160	6,082	2,720
Basic and Diluted earnings per share
Net income	$0.33	$0.28	$0.34	$0.15
Net income available to common shareholders	$0.33	$0.29	$0.34	$0.15
Weighted average shares outstanding Basic	17,748,369	17,754,632	17,766,612	17,773,616
Diluted	17,807,338	17,798,952	17,794,072	17,808,795

Because of the method used to calculate per share amounts, the quarterly per share amounts may not necessarily total to the per share amounts for the entire year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

/s/  Keith G. Myers
Keith G. Myers
President and Chief Executive Officer

Date March 16, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Keith G. Myers Keith G. Myers	Chief Executive Officer and Chairman of the Board of Directors	March 16, 2009

/s/ Peter J. Roman Peter J. Roman	Senior Vice President, Chief Financial Officer	March 16, 2009

/s/ John L. Indest John L. Indest	President, Chief Operating Officer Secretary and Director	March 16, 2009

/s/ Dan S. Wilford Dan S. Wilford	Director	March 16, 2009

/s/ Ronald T. Nixon Ronald T. Nixon	Director	March 16, 2009

/s/ Ted W. Hoyt Ted W. Hoyt	Director	March 16, 2009

/s/ George A. Lewis George A. Lewis	Director	March 16, 2009

Signature	Title	Date

/s/ John B. Breaux John B. Breaux	Director	March 16, 2009

/s/ Monica F. Azare Monica F. Azare	Director	March 16, 2009

/s/ W.J. “Billy” Tauzin W.J. “Billy” Tauzin	Director	March 16, 2009

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
3.2	Amended and Restated Bylaws of LHC Group, Inc., as amended December 3, 2008 (previously filed as Exhibit 3.2 to the Form 10-Q on May 9, 2008).
3.3	Certificate of Designations (previously filed as Exhibit B to Exhibit 4.1 to the Form 8-A12B on March 11, 2008).
4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005, respectively).
4.3	Stockholder Protection Rights Agreement, Dated March 10, 2008 by and between LHC Group, Inc. and Computershare Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Form 8-A12B on March 11, 2008).
10.1	LHC 2003 Key Employee Equity Participation Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on November 26, 2004).
10.2	LHC Group, Inc. 2005 Long-Term Incentive Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.3	Form of Award under LHC Group, Inc. 2005 Director Compensation Plan. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.4	Form of Indemnity Agreement between LHC Group and directors and certain officers (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.5	LHC Group, Inc. 2005 Director Compensation Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).
10.6	Amendment to LHC Group, Inc. 2005 Director Compensation Plan (previously filed as Exhibit 99.1 to the Form 8-K on June 12, 2006).
10.7	LHC Group, Inc. 2006 Employee Stock Purchase Plan (previously filed as Exhibit 99.2 to the Form 8-K on June 12, 2006).
10.8	Severance and Consulting Agreement by and between LHC Group, Inc. and Barry E. Stewart, dated August 15, 2007 (previously filed as Exhibit 10.1 to the Form 8-K on August 15, 2007).
10.9	Employment Agreement by and between LHC Group, Inc. and Don Stelly, dated October 22, 2007 (previously filed as Exhibit 10.1 to the Form 8-K on October 30, 2007).
10.10	Employment Agreement between LHC Group, Inc. and Keith G. Myers dated January 1, 2008 (previously filed as Exhibit 10.1 to the Form 8-K on January 4, 2008).
10.11	Employment Agreement between LHC Group, Inc. and John L. Indest dated January 1, 2008 (previously filed as Exhibit 10.2 to the Form 8-K on January 4, 2008).
10.12	Employment Agreement by and between LHC Group, Inc. and Peter Roman, dated January 1, 2008 (previously filed as Exhibit 10.3 to the Form 8-K on January 4, 2008).
10.13	Employment Agreement between LHC Group, Inc. and Daryl Doise dated January 1, 2008 (previously filed as Exhibit 10.4 to the Form 8-K on January 4, 2008).
10.14	Loan Agreement by and between LHC Group, Inc., Palmetto Express, L.L.C. and Capital One, National Association dated February 6, 2008 (previously filed as Exhibit 10.1 to the Form 8-K on February 13, 2008).
10.15	Amended and Restated Credit Agreement by and among LHC Group, Inc., Capital One, National Association, First Tennessee Bank, N.A. and Brand Banking and Trust Company, dated June 12, 2008 (previously filed as Exhibit 10.1 to the Form 8-K on June 17, 2008).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of KPMG LLP.

Exhibit
Number		Description of Exhibits

31.1		Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.