Form 10-Q
period 2009-03-31
LHC Group, Inc
filed 2009-05-08
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
Number of shares of common stock, par value $0.01, outstanding as of May 5, 2009: 18,440,650 shares

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data and per share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$5,195	$3,511
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $10,413 and $9,976, respectively	65,008	61,524
Other receivables	2,862	2,317
Amounts due from governmental entities	1,804	2,434

Total receivables, net	69,674	66,275
Deferred income taxes	5,560	4,959
Assets held for sale	450	—
Prepaid expenses and other current assets	5,809	6,464

Total current assets	86,688	81,209
Property, building and equipment, net	17,715	16,348
Goodwill	120,713	112,572
Intangible assets, net	32,559	29,975
Other assets	3,970	3,296

Total assets	$261,645	$243,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$15,923	$15,422
Salaries, wages, and benefits payable	22,147	16,400
Amounts due to governmental entities	6,023	6,023
Income taxes payable	4,966	10,682
Current portion of long-term debt and capital lease obligations	523	583

Total current liabilities	49,582	49,110
Deferred income taxes	7,172	5,718
Long-term debt, less current portion	4,399	4,483
Other long-term obligations	104	145
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 20,925,957 and 20,853,463 shares issued and 17,954,763 and 17,895,832 shares outstanding, respectively	179	179
Treasury stock — 2,971,194 and 2,957,631 shares at cost, respectively	(3,356)	(3,072)
Additional paid-in capital	86,202	85,404
Retained earnings	105,419	94,310

Total LHC Group, Inc. stockholders’ equity	188,444	176,821
Noncontrolling interest	11,944	7,123

Total equity	200,388	183,944

Total liabilities and stockholders’ equity	$261,645	$243,400

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net service revenue	$124,622	$83,473
Cost of service revenue	62,221	41,272

Gross margin	62,401	42,201
Provision for bad debts	1,183	3,686
General and administrative expenses	38,897	27,497

Operating income	22,321	11,018
Interest expense	(59)	(148)
Non-operating (loss) income	(460)	402

Income from continuing operations before income taxes and noncontrolling interests	21,802	11,272
Income tax expense	6,739	3,363

Income from continuing operations	15,063	7,909
Loss from discontinued operations (net of income tax benefit of $84)	—	131

Net income	15,063	7,778
Less net income attributable to noncontrolling interests	3,982	2,440

Net income attributable to LHC Group, Inc.	11,081	5,338
Redeemable noncontrolling interest	28	101

Net income available to LHC Group, Inc.’s common stockholders	$11,109	$5,439

Earnings per share — basic and dilutive:
Income from continuing operations attributable to LHC Group, Inc.	$0.62	$0.31
Loss from discontinued operations, attributable to LHC Group, Inc.	—	(0.01)

Net income attributable to LHC Group, Inc.	0.62	0.30
Redeemable noncontrolling interest	—	0.01

Net income attributable to LHC Group, Inc.’s common stockholders	$0.62	$0.31

Weighted average shares outstanding:
Basic	17,924,238	17,800,066
Diluted	17,991,618	17,813,967
See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except share data )
(Unaudited)

	Common Stock				Additional
	Issued		Treasury		Paid-In	Retained	Noncontrolling
	Amount	Shares	Amount	Shares	Capital	Earnings	Interest	Total
Balances at December 31, 2008	$179	20,853,463	$(3,072)	2,957,631	$85,404	$94,310	$7,123	$183,944

Net income	—	—	—	—	—	11,081	3,982	15,063

Transfer of noncontrolling interest	—	—	—	—	181	—	1,228	1,409

Acquired noncontrolling interest	—	—	—	—	—	—	2,970	2,970

Noncontrolling interest distributions	—	—	—	—	—	—	(3,359)	(3,359)

Nonvested stock compensation	—	—	—	—	457	—	—	457

Issuance of vested restricted stock	—	68,418	—	—	—	—	—	—

Treasury shares redeemed to pay income tax	—	—	(284)	13,563	—	—	—	(284)

Excess tax benefits from issuance of vested stock	—	—	—	—	21	—	—	21

Issuance of common stock under Employee Stock Purchase Plan	—	4,076	—	—	139	—	—	139

Recording noncontrolling interest in joint venture at redemption value	—	—	—	—	—	28	—	28

Balances at March 31, 2009	$179	20,925,957	$(3,356)	2,971,194	$86,202	$105,419	$11,944	$200,388

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net income attributable to LHC Group, Inc.	$11,081	$5,338
Net income attributable to noncontrolling interest	3,982	2,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,118	877
Provision for bad debts	1,183	4,040
Stock-based compensation expense	457	385
Deferred income taxes	853	(86)
Loss on impairment of intangible assets	542	—
Gain on sale of assets	—	(346)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(5,496)	(2,817)
Prepaid expenses and other assets	184	472
Income taxes payable	(5,715)	1,529
Accounts payable and accrued expenses	6,173	4,583
Net amounts due to/from governmental entities	630	210

Net cash provided by operating activities	14,992	16,515

Investing activities
Purchases of property, building and equipment	(1,857)	(5,527)
Proceeds from sale of assets	—	3,081
Cash paid for acquisitions, primarily goodwill, intangible assets and advance payments on acquisitions	(8,170)	(14,031)

Net cash used in investing activities	(10,027)	(16,477)

Financing activities
Proceeds from line of credit	16,857	5,442
Payments on line of credit	(16,857)	(5,442)
Proceeds from debt issuance	—	5,050
Principal payments on debt	(119)	(2,932)
Payments on capital leases	(37)	(23)
Excess tax benefits from vesting of restricted stock	95	33
Proceeds from employee stock purchase plan	139	134
Noncontrolling interest distributions	(3,359)	(2,383)

Net cash used in financing activities	(3,281)	(121)

Change in cash	1,684	(83)
Cash at beginning of period	3,511	1,155

Cash at end of period	$5,195	$1,072

Supplemental disclosures of cash flow information
Interest paid	$59	$148

Income taxes paid	$11,583	$1,885

Supplemental disclosure of non-cash transactions:
     In February 2009, the Company acquired a 75% interest in two home health agencies owned by Ochsner Health System in exchange for cash of $7.5 million and a noncontrolling interest in three of the Company’s home health agencies.
See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
     LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices and facility-based services, primarily through long-term acute care hospitals. As of the date of this report, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Louisiana, Mississippi, Arkansas, Alabama, Texas, Virginia, West Virginia, Kentucky, Florida, Georgia, Tennessee, Ohio, Missouri, North Carolina, Maryland, Washington and Oklahoma. During the three months ending March 31, 2009, the Company acquired a 75% interest in two home health agencies from Ochsner Health System. The Company also initiated the operations of two home health agencies during the three months ended March 31, 2009.
Unaudited Interim Financial Information
     The condensed consolidated balance sheet as of March 31, 2009, the related condensed consolidated statements of income for the three months ended March 31, 2009 and 2008, condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 and related notes (collectively, these statements are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 16, 2009, which includes information and disclosures not included herein.
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
Reclassifications
     Certain reclassifications have been made to the 2008 financial information to conform to the 2009 presentation. These reclassifications include $624,000 from cost of service revenue to general and administrative expenses related to payroll taxes for home office employees and local administrative employees at the agencies.
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
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended
	March 31,
	2009	2008
Equity joint ventures	50.2%	49.4%
Wholly-owned subsidiaries	46.1	46.7
License leasing arrangements	2.1	2.0
Management services	1.6	1.9

	100.0%	100.0%

     All significant inter-company accounts and transactions have been eliminated in consolidation. Business combinations have been included in the consolidated financial statements from the respective dates of acquisition.
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
     License Leasing Arrangements
     The Company, through wholly-owned subsidiaries, leases home health licenses necessary to operate certain of its home nursing agencies. As with wholly-owned subsidiaries, the Company owns 100 % of the equity of these entities and consolidates them based on such ownership as well as the Company’s right to receive a majority of the entities’ expected residual returns and the Company’s obligation to absorb a majority of the entities’ expected losses.
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
     The following table sets forth the percentage of net service revenue earned by category of payor for the three months ended March 31 was as follows:

	2009	2008
Payor:
Medicare	82.9%	82.4%
Medicaid	3.7	5.2
Other	13.4	12.4

	100.0%	100.0%

     The percentage of net service revenue contributed from each reporting segment for the three months ended March 31 was as follows:

	2009	2008
Home-based services	87.7%	81.9%
Facility-based services	12.3	18.1

	100.0%	100.0%

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
Facility-Based Services
     Long-Term Acute Care Services (“LTACHs”). The Company is reimbursed by Medicare for services provided under LTACH prospective payment system, which was implemented on October 1, 2002. Each patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently readmitted, among other factors. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. The Company calculates the adjustment based on a historical average of these types of adjustments for claims paid. Revenue is recognized for the Company’s LTACHs as services are provided.
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
Other Significant Accounting Policies
Earnings Per Share
     Earnings per share are computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic per share information is computed by dividing the relevant amounts from the Condensed Consolidated Statements of Income by the weighted-average number of shares outstanding during the period. Diluted per share information is computed by dividing the relevant amounts from the Condensed Consolidated Statements of Income by the weighted-average number of shares outstanding plus dilutive potential shares.
     The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended
	March 31,
	2009	2008
Weighted average number of shares outstanding for basic per share calculation	17,924,238	17,800,066
Effect of dilutive potential shares:
Options	6,058	3,291
Restricted stock	61,322	10,610

Adjusted weighted average shares for diluted per share calculation	17,991,618	17,813,967

Adoption of New Accounting Standards
     On January 1, 2009, the Company prospectively adopted the provisions of SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting treatment and disclosure for certain specific items in a business combination. Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This includes the fair values of the noncontrolling interest acquired. Prior to adoption of SFAS 141R, the noncontrolling interest (minority interest) was recorded at the minority owner’s historical balance. Other changes include the treatment of acquisition-related costs, which, with the exception of debt or equity issuance costs, are to be recognized as an expense in the period that the costs are incurred and the services are received. Further, any adjustments during the measurement period to the provisional amounts recognized as part of the purchase price allocation are treated retrospectively as of the acquisition date.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. The FSP amends and clarifies SFAS 141(R), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. As issued, SFAS 141(R) required that all contractual contingencies and all noncontractual contingencies that are more likely than not to give rise to an asset or liability be recognized at their acquisition date fair value. All noncontractual contingencies that do not meet the more-likely-than not criterion as of the acquisition date would be accounted for in accordance with other U.S. GAAP, as appropriate, including FASB Statement No. 5, Accounting for Contingencies. SFAS 141(R) required that when new information is obtained, a liability be measured at the higher of its acquisition-date fair value and the amount that would be recognized by applying Statement 5. FSP No. FAS 141(R)-1 clarified the guidance to state an acquirer shall recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. The

Company has adopted the provisions of this guidance effective January 1, 2009, and does not anticipate adoption will have a material effect on the operating results, financial position, or liquidity of the Company.
     The Company also adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”) on January 1, 2009. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest, currently known as minority interest. Noncontrolling interest in consolidated subsidiaries is presented in the consolidated balance sheet within stockholders’ equity as a separate component from the parent’s equity. Consolidated net income includes earnings attributable to both the parent and the noncontrolling interest. Earnings per share, which is not effected by SFAS 160, is based on earnings attributable only to the parent company. SFAS 160 also provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. SFAS 160 requires additional disclosure information related to amounts attributable to the parent for income from continuing operations, discontinued operations and extraordinary items and reconciliations of the parent and noncontrolling interests’ equity in subsidiaries.
     The following table reconciles income from continuing operations and net income attributable to LHC Group Inc.’s common stockholders for the three months ended March 31:

	2009	2008
Amounts attributable to LHC Group Inc.’s common stockholders:
Income from continuing operations, net of tax	$11,081	$5,534
Discontinued operations, net of tax benefit	—	(196)

Net income	$11,081	$5,338

3. Acquisitions
     In February 2009, the Company completed the acquisition of a 75% interest in two home health agencies owned by Ochsner Health System. The acquisition was completed pursuant to the Company’s strategy of becoming the leading provider of post-acute health care services in the United States. The purchase price was determined based on the Company’s analysis of comparable acquisitions and the target market’s potential cash flows. The purchase price included cash of $7.5 million plus a 25% noncontrolling interest in three of the Company’s existing home health agencies. Goodwill of $9.1 million, including $2.3 million of noncontrolling goodwill, generated from the acquisition was recognized on the home-based segment based on the expected contributions of the acquisition to the overall corporate strategy. The Company expects the goodwill recognized in connection with the acquisition to be fully tax deductible.
     The following table summarizes the consideration paid for the acquisition and the amounts of the assets acquired at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in the Ochsner Home Health agencies.

Consideration (in thousands)
Cash	$7,500
Equity instruments (The Company exchanged a noncontrolling ownership interest in three of its entities)	1,409

Fair value of total consideration transferred	$8,909

Recognized amounts of identifiable assets acquired and liabilities assumed
Property, plant and equipment	$98
Trade name	2,515
Other identifiable intangible assets	166

Total identifiable assets	$2,779

Noncontrolling interest	$2,970
Goodwill, including noncontrolling interest	$9,100

     The fair value of the acquired intangible assets is preliminary pending receipt of the final valuations of those assets.
     In accordance with SFAS 160, the transfer of a noncontrolling interest in three of the Company’s existing home health agencies as part of the consideration paid for the acquisition was accounted for as an equity transaction, resulting in the Company recognizing additional paid in capital of $181,000.
     In 2008, one of the Company’s acquisitions contained contingent consideration to the seller that may be settled in shares of the Company’s stock one year after the acquisition date. The number of shares that may be issued is contingent upon certain financial measurements of the acquired Company. As of March 31, 2009, no liability was recorded as the amount of the shares earned is not determinable beyond a reasonable doubt.
     There were no dispositions during the three months ended March 31, 2009.
4. Goodwill and Intangibles
     The changes in recorded goodwill by segment for the three months ended March 31, 2009 were as follows:

Three Months
Ended
March 31,
2009
(in thousands)
Home-based services segment:
Balance at December 31, 2008	$107,108
Goodwill acquired from acquisitions	6,316
Goodwill related to noncontrolling interest	2,275
Goodwill classified as held for sale	(450)

Balance at March 31, 2009	$115,249

Facility-based services segment:
Balance at December 31, 2008	$5,464
Goodwill acquired from acquisitions	—

Balance at March 31, 2009	$5,464

Consolidated balance at March 31, 2009	$120,713

     One of the companies acquired during 2008 included operations which are not core to the operations of the Company. During the first quarter of 2009, the Company began marketing these operations and intends to sell them within the next twelve months. The Company allocated $450,000 to home-based services goodwill related to the operations. As of March 31, 2009, the Company determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” has been met, and accordingly, the Company has classified $450,000 as assets held for sale on the consolidated balance sheet as of March 31, 2009. The goodwill reclassified as held for sale relates to the home based services segment.
     In 2008, the Company purchased two home health agency provider numbers in Ohio for $542,000 and obtained approval from the State of Ohio to move the provider numbers to a new service area. In February 2009, CMS denied the Company’s change of ownership for the provider numbers because the agency locations were moved outside of the allowed service area. Although the Company is currently in the process of re-applying for new provider numbers to service the home-health agencies, the purchased provider numbers no longer have value. Therefore, the Company has recognized a $542,000 impairment expense in other non-operating (loss) income on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2009.
5. Credit Arrangements
     The Company’s Credit Facility with Capital One, National Association provides for a maximum aggregate principal borrowing of $75.0 million. The Credit Facility, which is scheduled to expire on June 10, 2010, is unsecured and has a letter of credit sublimit of $2.5 million. The annual facility fee is 0.125 percent of the total availability. The interest rate for borrowings under the Credit Facility is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin based on the Leverage Ratio as defined in the Credit Facility. No amounts were outstanding on this facility as of March 31, 2009.
     The Company’s Credit Facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to the Company’s business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the Credit Facility the Company is also required to meet certain financial covenants with respect to fixed charge coverage, leverage, working capital and liabilities to tangible net worth ratios. At March 31, 2009, the Company was in compliance with all covenants.
     The Company’s Credit Facility also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving the Company or any subsidiary guarantor, and the failure to comply with certain covenants.
6. Stockholders’ Equity
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
Stock Options
     As of March 31, 2009, 19,000 options were issued and exercisable. During the three months ended March 31, 2009 and 2008, no options were exercised, forfeited and no options were granted.
Nonvested Stock
     During the three months ended March 31, 2009, 14,000 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. All of these shares vest one year from the grant date. During the three months ended March 31, 2009, 220,483 nonvested shares were granted to employees pursuant to the 2005 Long-Term Incentive Plan. All of these shares vest over a five year period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair value of nonvested shares granted during the three months ended March 31, 2009 was $19.93.

     The following table represents the nonvested stock activity for the three months ended March 31, 2009:

		Weighted
		average
	Number of	grant date
	Shares	fair value
Nonvested shares outstanding at December 31, 2008	306,406	$22.45
Granted	234,483	$19.93
Vested	(68,418)	$20.47
Forfeited	(1,062)	$17.00

Nonvested shares outstanding at March 31, 2009	471,409	$21.65
     As of March 31, 2009, there was $8.9 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 1.9 years. The total fair value of shares vested in the three months ended March 31, 2009 and 2008 was $1.4 million and $1.0 million, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $457,000 and $385,000 of compensation expense related to nonvested stock grants in the three months ended March 31, 2009 and 2008, respectively.
Employee Stock Purchase Plan
     The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95 percent of the market price on the last day of the calendar quarter. There are 250,000 shares reserved for the plan. The Company issued 4,076 shares of common stock under the plan at a per share price of $34.20 during the three months ended March 31, 2009. As of March 31, 2009 there were 198,947 shares available for future issuance.
7. Commitments and Contingencies
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
Joint Venture Buy/Sell Provisions
     Several of the Company’s joint ventures include a buy/sell option that grants to us and our joint venture partner(s) the right to require the other joint venture party to either purchase all of the exercising member’s membership interests or sell to the exercising member all of the non-exercising member’s membership interest, at the non-exercising member’s option, within 30 days of the receipt of notice of the exercise of the buy/sell option. In some instances, the purchase price is based on a multiple of the historical or future earnings before income taxes and depreciation and amortization of the equity joint venture at the time the buy/sell option is exercised. In other instances, the buy/sell purchase price will be negotiated by the partners and subject to a fair market valuation process. The Company has not received notice from any joint venture partners of their intent to exercise the terms of the buy/sell agreement nor has the Company notified any joint venture partners of its intent to exercise the terms of the buy/sell agreement.
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

	Three Months Ended March 31, 2009
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$109,348	$15,274	$124,622
Cost of service revenue	53,586	8,635	62,221
Provision for bad debts	1,029	154	1,183
General and administrative expenses	34,912	3,985	38,897

Operating income	19,821	2,500	22,321

Interest expense	(52)	(7)	(59)
Non-operating income (loss)	(474)	14	(460)

Income from continuing operations before income taxes and noncontrolling interest	19,295	2,507	21,802
Noncontrolling interest	3,498	484	3,982

Income from continuing operations before income taxes	$15,797	$2,023	$17,820

Total assets	$239,131	$22,514	$261,645

	Three Months Ended March 31, 2008
	Home-Based	Facility-Based
	Services	Services	Total
	(in thousands)
Net service revenue	$68,363	$15,110	$83,473
Cost of service revenue	32,848	8,424	41,272
Provision for bad debts	3,246	440	3,686
General and administrative expenses	23,692	3,805	27,497

Operating income (loss)	8,577	2,441	11,018
Interest expense	(101)	(47)	(148)
Non-operating income	285	117	402

Income from continuing operations before income taxes and noncontrolling interest	8,761	2,511	11,272
Noncontrolling interest	1,740	700	2,440

Income from continuing operations before income taxes	$7,021	$1,811	$8,832

Total assets	$161,891	$26,269	$188,160

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectiations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:
▪	our expectations regarding financial condition or results of operations for periods after March 31, 2009;

▪	our critical accounting policies;

▪	our business strategies and our ability to grow our business;

▪	our participation in the Medicare and Medicaid programs;

▪	the impact of the President’s budget proposal;

▪	the reimbursement levels of Medicare and other third-party payors;

▪	the prompt receipt of payments from Medicare and other third-party payors;

▪	our future sources of and needs for liquidity and capital resources;

▪	the effect of any changes in market rates on our operations and cash flows;

▪	our ability to obtain financing;

▪	our ability to make payments as they become due;

▪	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

▪	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

▪	the value of our proprietary technology;

▪	the impact of legal proceedings;

▪	our insurance coverage;

▪	the costs of medical supplies;

▪	our competitors and our competitive advantages;

▪	the price of our stock;

▪	our compliance with environmental, health and safety laws and regulations;

▪	our compliance with health care laws and regulations;

▪	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

▪	the impact of federal and state government regulation on our business; and

▪	the impact of changes in our future interpretations of fraud, anti-kickbacks or other laws.
     The forward-looking statements contained in this report reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A “Risk Factors,” included in this report and in other of our filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2008. This report should be read in conjunction with that annual report on Form 10-K, and all our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K made with the SEC through the date of this report.
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
Overview
     We provide post-acute health care services, through our home nursing agencies, hospices and long-term acute care hospitals (“LTACHs”). Our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana. Since then, we have grown to 253 service providers within 17 states: Louisiana, Mississippi, Arkansas, Alabama, Texas, Virginia, West Virginia, Kentucky, Florida, Georgia, Tennessee, Ohio, Missouri, North Carolina, Maryland, Washington and Oklahoma as of March 31, 2009.
Segments
     We operate in two segments for financial reporting purposes: home-based services and facility-based services. During the three months ended March 31, 2009 and 2008, home-based services accounted for 87.7% and 81.9%, respectively. The remaining net service revenue balance relates to our facility-based services segment.

     Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of March 31, 2009, the home-based services segment was comprised of the following:

Type of Service
Home Health	209
Hospice	19
Diabetes Management Company	2
Private Duty	4
Specialty Services	3
Management Companies	4

241

     Of our 241 home-based services locations, 130 are wholly-owned by us, 99 are majority-owned or controlled by us through joint ventures, eight are license lease arrangements and we manage the operations of the remaining four locations. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and development throughout the United States.
     We provide facility-based services principally through our LTACHs and an outpatient rehabilitation clinic. As of March 31, 2009 we owned and operated four LTACHS with seven locations, of which all but one are located within host hospitals. We also owned and operated one outpatient rehabilitation clinic, two medical equipment locations, a health club and a pharmacy. Of these twelve facility-based services locations, six are wholly-owned by us and six are majority-owned through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest.
Recent Developments
     Home-Based Services
     Home Nursing. The base payment rate for Medicare home nursing in 2009 is $2,272 per 60-day episode. Since the inception of the prospective payment system in October 2000, the base episode rate payment has varied due to both the impact of annual market basket based increases and Medicare-related legislation. Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. CMS establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.
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
     Hospice. On August 8, 2008, CMS issued the Hospice Wage Index for Fiscal Year 2009 Final Rule. This 2009 final rule provides for a payment increase consisting of a 3.6% market basket increase less a 1.1% decrease in the Budget Neutrality Adjustment Factor (“BNAF”). The 3.6% increase is applied to the national base rates from CMS Transmittal 1570 dated August 1, 2008, and the 1.1% BNAF reduction is applied to the geographically adjusted wage indices as indicated in the Federal Register dated August 8, 2008.

     On February 17, 2009, the Economic Stimulus Package (“Stimulus Package”) was enacted, delaying the phase-out of the hospice program’s budget BNAF for one year and retroactively delaying a series of three annual cuts (1.1% in fiscal year 2009, 2.1% in fiscal year 2010 and 1.1% in fiscal year 2011) that began on October 1, 2008.
     On April 28, 2009, CMS released the Fiscal Year 2010 Medicare hospice proposal. The 2010 proposal contains a 3.2% payment reduction, including the fiscal year 2009 1.1% annual cut, which was delayed by the (“Stimulus Package”). The 2010 proposal provides a 2.1% market basket increase. These changes are proposals and will not be effective until approved, which is expected later in 2009.
Facility-Based Services
     LTACHs. On May 6, 2008, CMS published an interim final rule with comment period, which implements portions of the Medicare, Medicaid and SCHIP Extension Act of 2007 (“MMSEA”). The interim final rule addresses: (1) the payment adjustment for very short-stay outliers, (2) the standard federal rate for the last three months of rate year 2008, (3) adjustment of the high cost outlier fixed-loss amount for the last three months of rate year 2008, and (4) the basis and scope of the LTACH-PPS rules in reference to the MMSEA.
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
     On August 8, 2008, CMS published the final rule for the inpatient rehabilitation facility prospective payment system (“IRF-PPS”) for fiscal year 2009. The final rule includes changes to the IRF-PPS regulations designed to implement portions of the SCHIP Extension Act. In particular, the patient classification criteria compliance threshold is established at 60% (with co-morbidities counting toward this threshold). In addition to updating the various values that compose the IRF-PPS, the final rule updates the outlier threshold amount to $10,250. CMS also updated the CMG relative weights and average length of stay values.
     Office of Inspector General
     The Office of Inspector General (“OIG”) has a responsibility to report both to the Secretary of the Department of Health and Human Services and to Congress any program and management problems related to programs such as Medicare. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. Each year, the OIG outlines areas it intends to study relating to a wide range of providers. In its fiscal year 2009 workplans, the OIG indicated its intent to study topics relating to, among others, home health, hospice, long-term care hospitals and certain outpatient rehabilitation services. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.

Results of Operations
Accounts Receivable and Allowance for Uncollectible Accounts
     At March 31, 2009, the Company’s allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 13.8%, or $10.4 million, compared to 14.0% or $10.0 million at December 31, 2008.
     The following table sets forth as of March 31, 2009, the aging of accounts receivable (based on the billing date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable:

Payor	0-90	91-180	181-365	365+	Total
	(in thousands)
Medicare	$48,272	$5,828	$748	$1,696	$56,544
Medicaid	3,190	690	849	1,278	6,007
Other	8,806	1,976	1,644	444	12,870

Total	$60,268	$8,494	$3,241	$3,418	$75,421

Allowance as a percentage of receivable	6.8%	12.8%	62.8%	93.5%	13.8%
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
     The following table sets forth as of December 31, 2008, the aging of accounts receivable (based on the billing date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable:

Payor	0-90	91-180	181-365	365+	Total
	(in thousands)
Medicare	$41,772	$6,806	$2,678	$1,305	$52,561
Medicaid	2,807	1,081	1,108	946	5,942
Other	7,656	3,239	1,219	883	12,997

Total	$52,235	$11,126	$5,005	$3,134	$71,500

Allowance as a percentage of receivable	6.9%	15.8%	33.0%	94.3%	14.0%
Consolidated Net Service Revenue
     Consolidated net service revenue for the three months ended March 31, 2009 was $124.6 million, an increase of $41.1 million, or 49.2%, from $83.5 million for the three months ended March 31, 2008. The growth in the home-based services’ net service revenue contributed $41.0 million of the increase in consolidated net service revenue between the three months ended March 31, 2009 and the three months ended March 31, 2008. Net service revenue was comprised of the following for the three months ended March 31:

	2009	2008
Home-based services	87.7%	81.9%
Facility-based services	12.3	18.1

	100.0%	100.0%

     Home-Based Services. Net service revenue for home-based services for the three months ended March 31, 2009 was $109.3 million, an increase of $40.9 million, or 59.8%, from $68.4 million for the three months ended March

31, 2008. Total admissions increased 35.4% to 18,104 during the current period, versus 13,367 for the same period in 2008. Average home-based patient census for the three months ended March 31, 2009, increased 46.8% to 27,834 patients as compared with 18,958 patients for the three months ended March 31, 2008.
     As detailed in the table below, the increase in revenue is explained by organic growth and the growth from our acquisitions subsequent to the period ending March 31, 2008.
     Organic growth includes growth on “same store” locations (those owned for greater than 12 months) and growth from “de novo” locations. The Company calculates organic growth by dividing organic growth generated in a period by total revenue generated in the same period of the prior year. Revenue from acquired agencies contributes to organic growth beginning with the thirteenth month after acquisition.
     The following table details the Company’s revenue growth and percentages for organic and total growth:
Three Months Ended March 31, 2009 (in thousands except census and episode data)

	Same			Organic			Total
	Store(1)	De Novo(2)	Organic(3)	Growth %	Acquired(4)	Total	Growth %
Revenue	$85,776	$1,346	$87,122	27.4%	$22,226	$109,348	60.0%

Revenue Medicare	$72,172	$1,166	$73,338	29.2%	$17,741	$91,079	60.5%

Average Census	22,844	462	23,306	22.9%	4,528	27,834	46.8%

Average Medicare Census	18,605	386	18,991	27.7%	3,372	22,363	50.3%

Episodes	30,722	469	31,191	20.9%	5,413	36,604	41.9%

(1)	Same store — location that has been in service with the Company for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with the Company for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with the Company for 12 months or less.
Three Months Ended March 31, 2008 (in thousands except census and episode data)

	Same			Organic			Total
	Store(1)	De Novo(2)	Organic(3)	Growth %	Acquired(4)	Total	Growth %
Revenue	$57,424	$1,425	$58,849	6.9%	$9,514	$68,363	24.1%

Revenue Medicare	$47,286	$1,219	$48,505	8.6%	$8,255	$56,760	27.0%

Average Census	16,143	646	16,789	6.9%	2,169	18,958	20.7%

Average Medicare Census	12,537	509	13,046	12.1%	1,830	14,876	27.8%

Episodes	21,504	658	22,162	27.6%	3,253	25,793	46.4%

(1)	Same store — location that has been in service with the Company for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with the Company for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with the Company for 12 months or less.
     Facility-Based Services. Net service revenue for facility-based services for the three months ended March 31, 2009, increased $0.2 million, or 1.3%, to $15.3 million compared to $15.1 million for the three months ended March 31, 2008. Patient days remained consistent at 11,981 in the three months ended March 31, 2009 compared to 12,034 in the three months ended March 31, 2008. The higher acuity of patients during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 contributed to the growth in the net service revenue.

Cost of Service Revenue
     Cost of service revenue for the three months ended March 31, 2009, was $62.2 million, an increase of $20.9 million, or 50.6%, from $41.3 million for the three months ended March 31, 2008. Cost of service revenue represented approximately 49.9% and 49.4% of our net service revenue for the three months ended March 31, 2009 and 2008, respectively.
     Home-Based Services. Cost of home-based service revenue for the three months ended March 31, 2009 was $53.6 million, an increase of $20.8 million, or 63.4%, from $32.8 million for the three months ended March 31, 2008.
     The following table summarizes cost of service revenue (amounts in thousands).

	Three Months Ended March 31,
	2009			2008
Salaries, wages and benefits	$46,113	42.2	%(1)	$28,105	41.1	%(1)
Transportation	3,341	3.1		2,206	3.2
Supplies and services	4,132	3.7		2,537	3.7

Total	$53,586	49.0%		$32,848	48.0%

(1)	Percentage of home-based net service revenue
     The growth in cost of service revenue in home-based services relates to acquisition growth throughout 2008. As a percentage of net service revenue however, cost of service revenue remained consistent at 49.0% for the three months ended March 31, 2009 compared to 48.0% for the three months ended March 31, 2008.
     Facility-Based Services. Cost of facility-based service revenue for the three months ended March 31, 2009 was $8.6 million, an increase of $0.2 million, or 2.4%, from $8.4 million for the three months ended March 31, 2008.
     The following table summarizes our cost of service revenue (amounts in thousands).

	Three Months Ended March 31,
	2009			2008
Salaries, wages and benefits	$5,389	35.3	%(1)	$5,441	36.0	%(1)
Transportation	34	0.2		76	0.5
Supplies and services	3,212	21.0		2,907	19.3

Total	$8,635	56.5%		$8,424	55.8%

(1)	Percentage of facility-based net service revenue
Provision for Bad Debts
     Provision for bad debts for the three months ended March 31, 2009 was $1.2 million, a decrease of $2.5 million, from $3.7 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, the provision for bad debts was approximately 1.0% of net service revenue compared to 4.4% for the same period in 2008.
     Throughout 2008, the Company increased collection efforts, increased cash collections and reduced overall receivables and days sales outstanding. These changes resulted in lower bad debt expense as a percentage of net service revenue at year end December, 31, 2008, which continued throughout the three months ending March 31, 2009.
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
     General and administrative expenses for the three months ended March 31, 2009 were $38.9 million, an increase of $11.4 million or 41.5%, compared to $27.5 million for the three months ended March 31, 2008. General and administrative expenses as a percent of net service revenue decreased to 31.2% for the three months ended March 31, 2009 from 32.9% for the three months ended March 31, 2008.
     Home-Based Services. General and administrative expenses in the home-based services for the three months ended March 31, 2009 were $34.9 million, an increase of $11.2 million or 47.3% from $23.7 million for the three months ended March 31, 2008. General and administrative expenses in the home-based services segment represented approximately 31.9% and 34.7% of net service revenue for the three months ended March 31, 2009 and 2008, respectively.
     Facility-Based Services. General and administrative expenses in the facility-based services for the three months ended March 31, 2009 were $4.0 million, an increase of $0.2 million or 5.3% from $3.8 million for the three months ended March 31, 2008. General and administrative expenses in the facility-based services segment as a percentage of net service revenue remained consistent at 26.1% and 25.2% for the three months ended March 31, 2009 and 2008, respectively.
Income Tax Expense
     The effective tax rates for the three months ended March 31, 2009 and 2008 were 37.8% and 38.1%, respectively.
Net Income Attributable to Noncontrolling Interest
     Net income attributable to noncontrolling interest increased $1.6 million to $4.0 million for the three months ended March 31, 2009 from $2.4 million for the three months ended March 31, 2008. The increase relates to an increase in joint ventures throughout 2008 and an increase in the income from operations related to our joint ventures.
Liquidity and Capital Resources
     Our principal source of liquidity for operating activities is the collection of our accounts receivable, most of which are collected from governmental and third party commercial payors. Our reported cash flows from operating activities are affected by various external and internal factors, including the following:

•	Operating Results — Our net income has a significant effect on our operating cash flows. Any significant increase or decrease in our net income could have a material effect on our operating cash flows.

•	Timing of Acquisitions — We use our operating cash flows for acquisitions. When the acquisitions occur at or near the end of a period, our cash outflows significantly increase.

•	Start-Up Costs — Following the completion of an acquisition, we suspend billing Medicare and Medicaid claims until we receive the change of ownership and electronic funds transfer approvals. We also generally incur substantial start-up costs in order to implement our business strategy. There is generally a delay between our expenditure of these start-up costs and the increase in net service revenue, and subsequent cash collections, which adversely affects our cash flows from operating activities.

•	Timing of Payroll — Our employees are paid bi-weekly on Fridays; therefore, operating cash flows decline in reporting periods that end on a Friday. Conversely, for those reporting periods ending on a day other than Friday, our cash flows are higher because we have not yet paid our payroll.

•	Medical Insurance Plan Funding — We are self-funded for medical insurance purposes. Any significant changes in the amount of insurance claims submitted could have a direct effect on our operating cash flows.

•	Medical Supplies — The significant expense associated with our business is the cost of medical supplies. Any increase in the cost of medical supplies, or in the use of medical supplies by our patients, could have a material effect on our operating cash flows.
     The following table summarizes changes in cash (amounts in thousands):

	Three Months
	Ended March 31,
	2009	2008
Cash provided by operating activities	$14,992	$16,515
Cash used in investing activities	(10,027)	(16,477)
Cash used in financing activities	(3,281)	(121)

Change in cash	1,684	(83)
Cash and cash equivalents at beginning of period	3,511	1,155

Cash and cash equivalents at end of period	$5,195	$1,072

     Operating cash flows decreased $1.5 million during the three months ended March 31, 2009. At March 31, 2009, we had working capital of $37.1 million compared to $32.1 million at December 31, 2008, an increase of $5.0 million, or 15.6%. A majority of the change in operating cash flow and working capital relates to the tax payments made during the first quarter of 2009.
     Investing cash outflows decreased $6.5 million during the three months ended March 31, 2009. Cash outflows for the three months ended March 31, 2008 included $14.0 million for acquisitions compared to only $8.2 million for the three months ended March 31, 2009.
     Financing cash outflows increased $3.1 million during the three months ended March 31, 2009. Financing activities for the three months ended March 31, 2008 included the financing arrangements on the purchase of the Company’s aircraft. In February 2008, the Company entered into a loan agreement with Capital One, National Association (“Capital One”) for $5.1 million and paid off the December 31, 2007 outstanding loan with a balance of $2.9 million.
     Days sales outstanding, or DSO, at March 31, 2009, was 47 days compared to 74 days at March 31, 2008. The Company continues to improve cash collections.
Indebtedness
     Our total long-term indebtedness was $4.9 million at March 31, 2009 and $5.1 million at December 31, 2008, including the current portions of $523,000 and $583,000, respectively.

     The Company’s Credit Facility with Capital One provides for a maximum aggregate principal borrowing of $75.0 million. The Credit Facility, which is scheduled to expire on June 2010, is unsecured and has a letter of credit sublimit of $2.5 million. The annual facility fee is 0.125 percent of the total availability. The interest rate for borrowings under the Credit Facility is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin based on the Leverage Ratio as defined in the Credit Facility. No amounts were outstanding on this facility as of March 31, 2009.
     The interest rate for borrowings under the Credit Facility is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin as set forth below:

	Eurodollar	Base Rate
Leverage Ratio	Margin	Margin
<1.00:1.00	1.75%	(0.25)%
≥1.00:1.00<1.50:1.00	2.00%	0%
≥1.50:1.00<2.00:1.00	2.25%	0%
≥2.00:1.00	2.50%	0%
     Our Credit Facility contains customary affirmative, negative and financial covenants. For example, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the Credit Facility we are also required to meet certain financial covenants with respect to fixed charge coverage, leverage, working capital and liabilities to tangible net worth ratios. At March 31, 2009, the Company was in compliance with all covenants.
     Our Credit Facility also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.
     In February 2008, the Company entered into a loan agreement with Capital One, National Association (“Capital One”) for a term note in the amount of $5.1 million for the purchase of a 1999 Cessna 560 aircraft. The aircraft is collateral for the term note, which is payable in 83 monthly installments of principal ($28,056) plus interest commencing on March 6, 2008 followed by one balloon installment on February 6, 2015 of $2.7 million. The term note bears interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9 percent.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2009, we had cash of $5.2 million. Cash in excess of requirements is deposited in highly liquid money market instruments with maturities of less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not be expected to have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.
     Our exposure to market risk relates to changes in interest rates for borrowings under the Company’s Credit Facility we entered into in February 2008. The Credit Facility is a revolving credit facility and as such the Company borrows, repays and re-borrows amounts as needed, changing the average daily balance outstanding under the facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the Credit Facility would have increased interest expense $1,500 for the three months ended March 31, 2009.
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
     The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective disclosure controls and procedures as of March 31, 2009.
Changes in Internal Controls Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the Company’s period ending March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are involved in litigation and proceedings in the ordinary course of business. We do not believe that the outcome of any of the matters in which we are currently involved, individually or in the aggregate, will have a material adverse effect upon our business, financial condition, or results of operations.
ITEM 1A. RISK FACTORS.
     The information set forth in this Form 10-Q, should be read in conjunction with the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2008 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2008 Form 10-K are not the only risks of the Company. Additional risks and uncertainties not currently known by the Company or that we currently deemed immaterial, also may materially adversely affect the Company.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LHC GROUP, INC.
Date May 8, 2009	/s/ Peter J. Roman
Peter J. Roman
Senior Vice President and Chief Financial Officer