Form 10-Q
period 2009-06-30
LHC Group, Inc
filed 2009-08-07
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐ No ☑
Number of shares of common stock, par value $0.01, outstanding as of August 3, 2009: 18,449,138 shares

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data and per share data)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$1,223	$3,511
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $10,386 and $9,976, respectively	65,753	61,524
Other receivables	3,657	2,317
Amounts due from governmental entities	1,432	2,434

Total receivables, net	70,842	66,275
Deferred income taxes	5,360	4,959
Assets held for sale	450	—
Prepaid income taxes	3,522	—
Prepaid expenses and other current assets	6,608	6,464

Total current assets	88,005	81,209
Property, building and equipment, net	18,338	16,348
Goodwill	124,141	112,572
Intangible assets, net	35,958	29,975
Other assets	3,155	3,296

Total assets	$269,597	$243,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	20,499	15,422
Salaries, wages, and benefits payable	19,815	16,400
Amounts due to governmental entities	3,219	6,023
Income taxes payable	—	10,682
Current portion of long-term debt and capital lease obligations	463	583

Total current liabilities	43,996	49,110
Deferred income taxes	8,125	5,718
Long-term debt, less current portion	4,314	4,483
Other long-term obligations	77	145
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 20,933,407 and 20,853,463 shares issued and 17,961,857 and 17,895,832 shares outstanding, respectively	179	179
Treasury stock —2,971,550 and 2,957,631 shares at cost, respectively	(3,364)	(3,072)
Additional paid-in capital	86,982	85,404
Retained earnings	115,702	94,310

Total LHC Group, Inc. stockholders’ equity	199,499	176,821
Noncontrolling interest	13,586	7,123

Total equity	213,085	183,944

Total liabilities and stockholders’ equity	$269,597	$243,400

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net service revenue	$132,593	$90,115	$257,215	$173,588
Cost of service revenue	66,588	44,935	128,809	86,207

Gross margin	66,005	45,180	128,406	87,381
Provision for bad debts	1,807	3,623	2,990	7,309
General and administrative expenses	43,520	29,347	82,417	56,844

Operating income	20,678	12,210	42,999	23,228
Interest expense	(39)	(80)	(98)	(228)
Non-operating (loss) income	84	407	(376)	808

Income from continuing operations before income taxes and noncontrolling interests	20,723	12,537	42,525	23,808
Income tax expense	6,415	3,907	13,153	7,270

Income from continuing operations	14,308	8,630	29,372	16,538

Loss from discontinued operations (net of income tax benefit of $50, $24, $50 and $108, respectively)	80	37	80	167

Net income	14,228	8,593	29,292	16,371
Less net income attributable to noncontrolling interests	3,966	2,259	7,948	4,698

Net income attributable to LHC Group, Inc	10,262	6,334	21,344	11,673
Redeemable noncontrolling interest	20	(36)	48	65

Net income available to LHC Group, Inc.’s common stockholders	$10,282	$6,298	$21,392	$11,738

Earnings per share — basic and diluted:
Income from continuing operations attributable to LHC Group, Inc.	$0.57	$0.35	$1.19	$0.66

Loss from discontinued operations, attributable to LHC Group, Inc.	—	—	—	(0.01)

Net income attributable to LHC Group, Inc.	0.57	0.35	1.19	0.65
Redeemable noncontrolling interest	—	—	—	0.01

Net income attributable to LHC Group, Inc.’s common stockholders	$0.57	$0.35	$1.19	$0.66

Weighted average shares outstanding:
Basic	17,959,823	17,849,820	17,942,119	17,824,895
Diluted	18,030,373	17,883,964	17,992,331	17,875,527
See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except share data )
(Unaudited)

	Common Stock				Additional
	Issued		Treasury		Paid-In	Retained	Noncontrolling
	Amount	Shares	Amount	Shares	Capital	Earnings	Interest	Total
Balances at December 31, 2008	$179	20,853,463	$(3,072)	(2,957,631)	$85,404	$94,310	$7,123	$183,944

Net income	—	—	—	—	—	21,344	7,948	29,292

Transfer of noncontrolling interest	—	—	—	—	181	—	1,228	1,409

Acquired noncontrolling interest	—	—	—	—	—	—	4,466	4,466

Noncontrolling interest distributions	—	—	—	—	—	—	(7,179)	(7,179)

Nonvested stock compensation	—	—	—	—	1,101	—	—	1,101

Issuance of vested restricted stock	—	69,448	—	—	—	—	—	—

Treasury shares redeemed to pay income tax	—	—	(292)	(13,919)	—	—	—	(292)

Excess tax benefits from issuance of vested stock	—	—	—	—	21	—	—	21

Issuance of common stock under Employee Stock Purchase Plan	—	10,496	—	—	275	—	—	275

Recording noncontrolling interest in joint venture at redemption value	—	—	—	—	—	48	—	48

Balances at June 30, 2009	$179	20,933,407	$(3,364)	(2,971,550)	$86,982	$115,702	$13,586	$213,085

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net income	$29,292	$16,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,286	1,757
Provision for bad debts	3,035	7,663
Stock-based compensation expense	1,101	816
Deferred income taxes	1,256	829
Loss on impairment of intangible assets	542	—
Gain on sale of assets	—	(339)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(8,605)	1,240
Prepaid expenses, income taxes and other assets	(3,255)	(728)
Accounts payable and accrued expenses	(2,847)	4,282
Net amounts due to/from governmental entities	(1,802)	210

Net cash provided by operating activities	21,003	31,948

Investing activities
Purchases of property, building and equipment	(3,741)	(6,467)
Proceeds from sale of assets	—	3,090
Cash paid for acquisitions, primarily goodwill and intangible assets	(12,176)	(32,855)

Net cash used in investing activities	(15,917)	(36,232)

Financing activities
Proceeds from line of credit	18,134	30,057
Payments on line of credit	(18,134)	(21,976)
Payment of deferred financing fees	(260)	—
Proceeds from debt issuance	—	5,050
Principal payments on debt	(240)	(3,050)
Payments on capital leases	(65)	(49)
Excess tax benefits from vesting of restricted stock	95	33
Proceeds from employee stock purchase plan	275	253
Noncontrolling interest distributions	(7,179)	(4,309)

Net cash (used in) provided by financing activities	(7,374)	6,009

Change in cash	(2,288)	1,725
Cash at beginning of period	3,511	1,155

Cash at end of period	$1,223	$2,880

Supplemental disclosures of cash flow information
Interest paid	$98	$228

Income taxes paid	$26,040	$8,485

Supplemental disclosure of non-cash transactions:
     In February 2009, the Company acquired a 75% interest in Southeast Louisiana HomeCare, LLC in exchange for $7.5 million of cash and a noncontrolling interest in three of the Company’s home health agencies. During the three months ended June 30, 2009, the Company acquired a majority ownership in six entities. The Company recorded $5.7 million of noncontrolling interests related to the acquisitions completed during the six months ended June 30, 2009.
See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
     LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices and facility-based services, primarily through long-term acute care hospitals (“LTACH”). As of the date of this report, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Louisiana, Mississippi, Arkansas, Alabama, Texas, Virginia, West Virginia, Kentucky, Florida, Georgia, Tennessee, Ohio, Missouri, North Carolina, Maryland, Washington and Oklahoma. During the six months ending June 30, 2009, the Company acquired six home health agencies, two hospices, one LTACH and initiated operations at nine home health agencies.
Unaudited Interim Financial Information
     The condensed consolidated balance sheet as of June 30, 2009, the related condensed consolidated statements of income for the three and six months ended June 30, 2009 and 2008, condensed consolidated statement of stockholders equity as of June 30, 2009, condensed consolidated statements of cash flows for the six months ended June 30, 2009 and related notes (collectively, these statements are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009, which includes information and disclosures not included herein.
     The Company evaluated all events or transactions that occurred from June 30, 2009 through August 7, 2009, the date the financial statements were issued. During this period the Company did not have any material recognizable subsequent events.
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
Reclassifications
     Certain reclassifications have been made to the 2008 financial information to conform to the 2009 presentation. These reclassifications include $624,000 and $1.2 million for the three and six months ended June 30, 2008, respectively, from cost of service revenue to general and administrative expenses related to payroll taxes for home office employees and local administrative employees at the agencies.

Critical Accounting Policies
     The most critical accounting policies relate to the principles of consolidation, revenue recognition and accounts receivable and allowances for uncollectible accounts.
Principles of Consolidation
     The condensed consolidated financial statements include all subsidiaries and entities controlled by the Company. Control is defined by the Company as ownership of a majority of the voting interest of an entity. The condensed consolidated financial statements include entities in which the Company receives a majority of the entities’ expected residual returns, absorbs a majority of the entities’ expected losses, or both, as a result of ownership, contractual or other financial interests in the entity. Third party equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the Company’s condensed consolidated financial statements.
     The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Equity joint ventures	51.7%	46.9%	51.4%	48.1%
Wholly-owned subsidiaries	44.7%	49.2%	45.0%	48.0%
License leasing arrangements	2.5%	2.1%	2.3%	2.1%
Management services	1.1%	1.8%	1.3%	1.8%

	100.0%	100.0%	100.0%	100.0%

     All significant intercompany accounts and transactions have been eliminated in the Company’s accompanying condensed consolidated financial statements. Business combinations accounted for as purchases have been included in the condensed consolidated financial statements from the respective dates of acquisition.
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
     License Leasing Arrangements
     The Company, through wholly-owned subsidiaries, leases home health licenses necessary to operate certain of its home nursing agencies. As with its wholly-owned subsidiaries, the Company owns 100% of the equity of these entities and consolidates them based on such ownership as well as the Company’s right to receive a majority of the entities’ expected residual returns and the Company’s obligation to absorb a majority of the entities’ expected losses.
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
     The following table sets forth the percentage of net service revenue earned by category of payor for the three months and six months ended June 30, 2008 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Payor:
Medicare	82.2%	82.9%	82.5%	82.7%
Medicaid	3.0%	5.4%	3.3%	5.3%
Other	14.8%	11.7%	14.2%	12.0%

	100.0%	100.0%	100.0%	100.0%

     The percentage of net service revenue contributed from each reporting segment for the three months and six months ended June 30, 2008 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Home-based services	88.7%	84.8%	88.2%	83.4%
Facility-based services	11.3%	15.2%	11.8%	16.6%

	100.0%	100.0%	100.0%	100.0%

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

     Hospice payments are also subject to an inpatient cap and an overall payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the Overall payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. We monitor our limits on a program-by-program basis. We have not received notification that any of our hospices have exceeded the cap on inpatient care services during 2008 or 2009 to date.
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
Facility-Based Services
     Long-Term Acute Care Services (“LTACHs”). The Company is reimbursed by Medicare for services provided under LTACH prospective payment system, which was implemented on October 1, 2002. Each patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted, among other factors. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. The Company calculates the adjustment based on a historical average of these types of adjustments for claims paid. Revenue is recognized for the Company’s LTACHs as services are provided.
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
Accounts Receivable and Allowances for Uncollectible Accounts
     The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. We believe the credit risk associated with our Medicare accounts, which represent 73.1% and 75.3% of our patient accounts receivable at June 30, 2009 and December 31, 2008, respectively, is limited due to (i) our historical collection rate of over 98% from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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
     The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average number of shares outstanding for basic per share calculation	17,959,823	17,849,820	17,942,119	17,824,895
Effect of dilutive potential shares:
Options	5,342	2,379	5,720	2,789
Restricted stock	65,208	31,765	44,492	47,843

Adjusted weighted average shares for diluted per share calculation	18,030,373	17,883,964	17,992,331	17,875,527

Recently Issued Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162(“SFAS 168”). Pursuant to SFAS 168, the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which include the Company. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. The adoption of SFAS 168 will not have an effect on the Company’s condensed consolidated financial statements.
Adoption of New Accounting Standards
     In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting. The FSP requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the new disclosure requirements did not have a material effect on the Company’s condensed financial condition, results of operations, or cash flows.
     In May 2009, the Company adopted the provisions of FASB Statement No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the Statement sets forth the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that the Company should make about events or transactions that occurred after the balance sheet date. Because SFAS 165 only introduces the concept of financial statements being available to be issued, adoption of this Statement did not result in significant changes in the subsequent events that the Company reports, either through recognition or disclosure, in its consolidated financial statements.
     On January 1, 2009, the Company prospectively adopted the provisions of FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting treatment and disclosure for certain specific items in a business combination. Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This includes the fair values of the noncontrolling interest acquired. Prior to adoption of SFAS 141R, the noncontrolling interest (minority interest) was recorded at the minority owner’s historical balance. Other changes include the treatment of acquisition-related costs, which, with the exception of debt or equity issuance costs, are to be recognized as an expense in the period that the costs are incurred and the services are received. Prior to the adoption of SFAS 141R, the Company capitalized acquisition-related costs. Further, any adjustments during the measurement period to the provisional amounts recognized as part of the purchase price allocation are treated retrospectively as of the acquisition date.
     In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. FAS 141(R)-1”). FSP No. FAS 141(R)-1 amends and clarifies SFAS 141(R), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. As issued, SFAS 141(R) required that all contractual contingencies and all noncontractual contingencies that are more likely than not to give rise to an asset or liability be recognized at their acquisition date fair value. All noncontractual contingencies that do not meet the more-likely-than not criterion as of the acquisition date would be accounted for in accordance with other U.S. GAAP, as appropriate, including FASB Statement No. 5, Accounting for Contingencies (“SFAS 5”). SFAS 141(R) required that when new information is obtained, a liability be measured at the higher of its acquisition-date fair value and the amount that would be recognized by applying SFAS 5. FSP No. FAS 141(R)-1 clarified the guidance to state an acquirer shall recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. The Company has adopted the provisions of this guidance effective January 1, 2009, and does not anticipate adoption will have a material effect on the operating results, financial position, or liquidity of the Company.

     The Company also adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”) on January 1, 2009. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest, previously known as minority interest. Noncontrolling interest in consolidated subsidiaries is presented in the consolidated balance sheet within stockholders’ equity as a separate component from the parent’s equity. Consolidated net income includes earnings attributable to both the parent and the noncontrolling interest. Earnings per share, which is not affected by SFAS 160, is based on earnings attributable only to the parent company. SFAS 160 also provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. SFAS 160 requires additional disclosure information related to amounts attributable to the parent for income from continuing operations, discontinued operations and extraordinary items and reconciliations of the parent and noncontrolling interests’ equity in subsidiaries.
3. Acquisitions and Disposals
     Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired one LTACH, five homecare entities and two hospice entities during the six months ended June 30, 2009. As a result of the acquisitions, the Company maintains an ownership interest in the entities set forth below. The Company’s ownership percentages are in parentheses:
Southeast Louisiana HomeCare, LLC (75%)
Louisiana Extended Care Hospital of Kenner, LLC (75%)
Hospice of Central Arkansas, LLC (67%)
Marion Regional HomeCare, LLC (67%)
Washington HomeCare and Hospice of Central Basin, LLC (100%)
East Alabama Medical Center HomeCare, LLC (75%)
Kentucky HomeCare of Henderson, LLC (67%)
     The total purchase price of the acquisitions was $14.1 million, which was paid primarily in cash. The Southeast Louisiana Homecare, LLC transaction included a transfer of 25% noncontrolling interest in three of the Company’s wholly owned home health agencies. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows. In accordance with SFAS 160, the transfer of a noncontrolling interest in three of the Company’s existing home health agencies as part of the consideration paid in the Southeast Louisiana HomeCare, LLC transaction was accounted for as an equity transaction, resulting in the Company recognizing additional paid in capital of $181,000.
     The Company recognized goodwill of $12.2 million, including $2.9 million of noncontrolling goodwill, related to the acquisitions. The Company expects its portion of goodwill to be fully tax deductible. Goodwill was assigned to the home-based segment and the facility based segment in the amounts of $11.6 million and $625,000, respectively.
     The following table summarizes the consideration paid for the acquisitions and the amounts of the assets acquired at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired.

Consideration (in thousands)
Cash	$12,712
Equity instruments (the Company exchanged a noncontrolling ownership interest in three of its entities)	1,409

Fair value of total consideration transferred	$14,121

Acquisition-related costs (included in general and administrative expenses in the Company’s statements of income for the six months ending June 30, 2009)	$282

Recognized amounts of identifiable assets acquired and liabilities assumed
Property, plant and equipment	$299
Trade name	4,693
Certificate of need/License	1,237
Other identifiable intangible assets	167

Total identifiable assets	$6,396

Noncontrolling interest	$4,466
Goodwill, including noncontrolling interest of ($2.9 million)	$12,191

     The fair value of the acquired intangible assets is preliminary pending receipt of the final valuations of those assets.
     In 2008, one of the Company’s acquisitions contained contingent consideration to the seller that may be settled in shares of the Company’s stock one year after the acquisition date. The number of shares that may be issued is contingent upon the acquired Company achieving certain financial measurements in the year after the acquisition. As of June 30, 2009, no liability was recorded as the amount of the shares earned is not determinable beyond a reasonable doubt. The value of any shares issued will increase goodwill recorded on this acquisition.
     One of the acquisitions during 2008 included operations which are not core to the operations of the Company. During the first quarter of 2009, the Company began marketing these operations and intends to sell them within the next twelve months. The Company allocated $450,000 to home-based services goodwill related to the non-core operations. As of June 30, 2009, the Company determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” has been met, and accordingly, the Company has classified $450,000 as assets held for sale on the consolidated balance sheet as of June 30, 2009. The operations for the six months ended June 30, 2009 are included in discontinued operations.
     The following table provides financial results of discontinued operations for the three months and six months ended June 30, 2008 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net service revenue	$736	$—	$736	$52
Costs of services and G&A expenses	(866)	(87)	(866)	(480)
Noncontrolling interest	—	26	—	153

Loss from discontinued operations before noncontrolling interest and income taxes	(130)	(61)	(130)	(275)
Income tax benefit	50	24	50	108

Loss from discontinued operations LHC Group Inc.’s common stockholders	$(80)	$(37)	$(80)	$(167)

     There were no dispositions during the six months ended June 30, 2009.
4. Goodwill and Intangibles
     The changes in recorded goodwill by segment for the six months ended June 30, 2009 were as follows:

Six Months Ended
June 30, 2009
(in thousands)
Home-based services segment:
Balance at December 31, 2008	$107,108
Goodwill from acquisitions	8,858
Goodwill related to noncontrolling interest	2,708
Goodwill classified as held for sale	(450)
Other adjustments	(187)

Balance at June 30, 2009	$118,037

Facility-based services segment:
Balance at December 31, 2008	$5,464
Goodwill from acquistions	469
Goodwill related to noncontrolling interest	156
Goodwill acquired from redemption of noncontrolling interest	15

Balance at June 30, 2009	$6,104

Consolidated balance at June 30, 2009	$124,141

     In 2008, the Company purchased two home health agency provider numbers in Ohio for $542,000 and obtained approval from the State of Ohio to move the provider numbers to a new service area. In February 2009, the Centers for Medicare and Medicaid Services (“CMS”) denied the Company’s change of ownership for the provider numbers because the agency locations were moved outside of the allowed service area. Although the Company is currently in the process of re-applying for new provider numbers for these home health agencies, the purchased provider numbers no longer have value. Therefore, the Company has recognized a $542,000 impairment expense in other non-operating (loss) income on the Company’s Condensed Consolidated Statements of Income for the six months ended June 30, 2009.
     The following table summarizes the changes in intangible assets during six months ending June 30, 2009.

		Certificate of	Other
	Trade Names	Need/License	Intangibles	Total
Balance at December 31, 2008	$27,233	$2,001	$741	$29,975
Additions	4,693	1,237	167	6,097
2008 Acquisition Adjustments	119	542	—	661
License Impairment	—	(542)	—	(542)
Amortization Expense	—	—	(233)	(233)

Balance at June 30, 2009	$32,045	$3,238	$675	$35,958

     Other intangible assets of $35.1 million, net of accumulated amortization, related to the home-based services segment and $822,000 related to the facility-based services segment as of June 30, 2009.
5. Credit Arrangements
     The Company’s Credit Facility with Capital One, National Association, which was amended on June 19, 2009, provides for a maximum aggregate principal borrowing of $75.0 million. The Credit Facility, which is scheduled to expire on June 10, 2012, is unsecured and has a letter of credit sublimit of $2.5 million. The annual facility fee is 0.25% of the total availability. The interest rate for borrowings under the Credit Facility is a function of the prime rate (Base Rate) subject to a floor or the Eurodollar rate (Eurodollar) subject to a floor, as elected by the Company, plus the applicable margin based on the Leverage Ratio as defined in the Credit Facility. No amounts were outstanding on this facility at June 30, 2009.

     The Company’s Credit Facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to the Company’s business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the Credit Facility, the Company is also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth, leverage and minimum asset coverage ratios. At June 30, 2009, the Company was in compliance with all covenants.
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
Stock Options
     As of June 30, 2009, 19,000 options were issued and exercisable. During the six months ended June 30, 2009 and 2008, no options were exercised, forfeited or granted.
Nonvested Stock
     During the six months ended June 30, 2009, 14,000 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. All of these shares vest one year from the grant date. During the six months ended June 30, 2009, 220,483 nonvested shares were granted to employees pursuant to the 2005 Long-Term Incentive Plan. All of these shares vest over a five year period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair value of nonvested shares granted during the six months ended June 30, 2009 was $19.93.
     The following table represents the nonvested stock activity for the six months ended June 30, 2009:

		Weighted
	Number of	average grant
	Shares	date fair value
Nonvested shares outstanding at December 31, 2008	306,406	$22.45
Granted	234,483	$19.93
Vested	(69,448)	$20.65
Forfeited	(3,769)	$18.60

Nonvested shares outstanding at June 30, 2009	467,672	$21.65

     As of June 30, 2009, there was $8.2 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 3.7 years. The total fair value of shares vested in the six months ended June 30, 2009 and 2008 was $1.4 million and $1.0 million, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $1.1 million and $816,000 of compensation expense related to nonvested stock grants in the six months ended June 30, 2009 and 2008, respectively.
Employee Stock Purchase Plan
     The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95 percent of the market price on the last day of the calendar quarter. There are 250,000 shares reserved for the plan. The Company issued 4,076 shares of common stock under the plan at a per share price of $34.20 during the three months ended March 31, 2009 and 6,420 shares of common stock under the plan at a per share price of $21.17 during the three months ended June 30, 2009. As of June 30, 2009 there were 192,527 shares available for future issuance.
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

     If the Company’s LTACHs fail to meet or maintain the standards for Medicare certification as long-term acute care hospitals, such as average minimum length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to LTACHs. Payments at rates applicable to general acute care hospitals would likely result in the Company receiving less Medicare reimbursement than currently received for patient services. Moreover, all but one of the Company’s LTACHs are subject to additional Medicare criteria because they operate as separate hospitals located in space leased from, and located in, a general acute care hospital, known as a “host hospital”. This is known as the “hospital within a hospital” model. These additional criteria include requirements concerning financial and operational separateness from the host hospital.
     The Company anticipates there may be changes to the standard episode-of-care payment from Medicare in the future. Due to the uncertainty of the revised payment amount, the Company cannot estimate the effect that changes in the payment rate, if any, will have on its future financial statements.
     The Company believes that it is in material compliance with all applicable laws and regulations. On July 13, 2009, the Company filed a Current Report on Form 8-K regarding an administrative subpoena from the Inspector General of the Office of Personnel Management (“OPM”). OPM is an administrative agency responsible for overseeing the Federal Employees Health Benefit Program (“FEHBP”). Although the subpoena was issued by OPM and the Company understood the subpoena and the OPM’s review to be limited to the FEHBP, the Company learned on July 9, 2009 that the scope of the review is not limited to the FEHBP, but also extends to services provided to Medicare beneficiaries. At this time there is no clear indication from OPM as to the scope or purpose of the review other than a focus on third-party quality improvement audits performed on the Company’s behalf from 2005 to present. The Company will continue to cooperate and provide responsive information for the OPM review.
     Except as discussed in the preceding paragraph, the Company is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and exclusion from the Medicare program.
8. Fair Value of Financial Instruments
     The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The carrying value of the Company’s long-term debt equals its fair value based on a variable interest rate.

9. Segment Information
     The Company’s segments consist of home-based services and facility-based services. Home-based services include home nursing services and hospice services. Facility-based services include long-term acute care services and outpatient therapy services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended June 30, 2009
	Home-Based	Facility-Based
	Services	Services	Total
		(in thousands)
Net service revenue	$117,608	$14,985	$132,593
Cost of service revenue	57,376	9,212	66,588
Provision for bad debts	1,807	—	1,807
General and administrative expenses	39,954	3,566	43,520

Operating income	18,471	2,207	20,678

Interest expense	(34)	(5)	(39)
Non-operating income	64	20	84

Income from continuing operations before income taxes and noncontrolling interest	18,501	2,222	20,723
Noncontrolling interest	3,603	363	3,966

Income from continuing operations before income taxes	$14,898	$1,859	16,757

Total assets	$245,503	$24,094	$269,597

	Three Months Ended June 30, 2008
	Home-Based	Facility-Based
	Services	Services	Total
		(in thousands)
Net service revenue	$76,419	$13,696	$90,115
Cost of service revenue	36,912	8,023	44,935
Provision for bad debts	3,085	538	3,623
General and administrative expenses	25,589	3,758	29,347

Operating income	10,833	1,377	12,210

Interest expense	(62)	(18)	(80)
Non-operating income (loss)	360	47	407

Income from continuing operations before income taxes and noncontrolling interest	11,131	1,406	12,537
Noncontrolling interest	1,978	281	2,259

Income from continuing operations before income taxes	$9,153	$1,125	$10,278

Total assets	$181,362	$22,781	$204,143

	Six Months Ended June 30, 2009
	Home-Based	Facility-Based
	Services	Services	Total
		(in thousands)
Net service revenue	$226,956	$30,259	$257,215
Cost of service revenue	110,962	17,847	128,809
Provision for bad debts	2,836	154	2,990
General and administrative expenses	74,866	7,551	82,417

Operating income	38,292	4,707	42,999

Interest expense	(86)	(12)	(98)
Non-operating income (loss)	(410)	34	(376)

Income from continuing operations before income taxes and noncontrolling interest	37,796	4,729	42,525
Noncontrolling interest	7,101	847	7,948

Income from continuing operations before income taxes	$30,695	$3,882	$34,577

Total assets	$245,503	$24,094	$269,597

	Six Months Ended June 30, 2008
	Home-Based	Facility-Based
	Services	Services	Total
		(in thousands)
Net service revenue	$144,782	$28,806	$173,588
Cost of service revenue	69,760	16,447	86,207
Provision for bad debts	6,331	978	7,309
General and administrative expenses	49,281	7,563	56,844

Operating income	19,410	3,818	23,228

Interest expense	(163)	(65)	(228)
Non-operating income	645	163	808

Income from continuing operations before income taxes and noncontrolling interest	19,892	3,916	23,808
Noncontrolling interest	3,717	981	4,698

Income from continuing operations before income taxes	16,175	2,935	19,110

Total assets	$181,362	$22,781	$204,143

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

▪	our expectations regarding financial condition or results of operations for periods after June 30, 2009;

▪	our critical accounting policies;

▪	our business strategies and our ability to grow our business;

▪	our participation in the Medicare and Medicaid programs;

▪	the impact of the President’s budget proposal;

▪	the reimbursement levels of Medicare and other third-party payors;

▪	the prompt receipt of payments from Medicare and other third-party payors;

▪	our future sources of and needs for liquidity and capital resources;

▪	the effect of any changes in market rates on our operations and cash flows;

▪	our ability to obtain financing;

▪	our ability to make payments as they become due;

▪	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

▪	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

▪	the value of our proprietary technology;

▪	the impact of legal proceedings;

▪	our insurance coverage;

▪	the costs of medical supplies;

▪	our competitors and our competitive advantages;

▪	the price of our stock;

▪	our compliance with environmental, health and safety laws and regulations;

▪	our compliance with health care laws and regulations;

▪	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

▪	the impact of federal and state government regulation on our business; and

▪	the impact of changes in our future interpretations of fraud, anti-kickbacks or other laws.
     The forward-looking statements contained in this report reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in other of our filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2008. This report should be read in conjunction with that annual report on Form 10-K, and all our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K made with the SEC through the date of this report.

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
OVERVIEW
     We provide post-acute health care services, through our home nursing agencies, hospices and long-term acute care hospitals. Our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana. Since then, we have grown to 267 service providers in 17 states: Louisiana, Mississippi, Arkansas, Alabama, Texas, Virginia, West Virginia, Kentucky, Florida, Georgia, Tennessee, Ohio, Missouri, North Carolina, Maryland, Washington and Oklahoma as of June 30, 2009.
Segments
     We operate in two segments for financial reporting purposes: home-based services and facility-based services. The percentage of net service revenue contributed from each reporting segment for the three months and six months ended June 30, 2008 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Home-based services	88.7%	84.8%	88.2%	83.4%
Facility-based services	11.3%	15.2%	11.8%	16.6%

	100.0%	100.0%	100.0%	100.0%

     Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of June 30, 2009, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	220
Hospice	21
Diabetes Management	2
Private Duty	4
Specialty Services	3
Management Companies	4

254

     Of our 254 home-based services locations, 137 are wholly-owned by us, 105 are majority-owned or controlled by us through joint ventures, eight are license lease arrangements and we manage the operations of the remaining four locations. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and development throughout the United States.

     We provide facility-based services principally through our LTACHs and an outpatient rehabilitation clinic. As of June 30, 2009 we owned and operated five LTACHS with eight locations, of which all but one are located within host hospitals. We also owned and operated one outpatient rehabilitation clinic, two medical equipment locations, a health club and a pharmacy. Of these 13 facility-based services locations, six are wholly-owned by us and seven are majority-owned through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest.
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
     On July 30, 2009, CMS issued the calendar year 2010 proposed rule covering agency payment rates for home health services.  The proposed rule provides for the following adjustments to the base rate: a 2.2% t market basket increase, a scheduled -2.75% “case mix creep” adjustment, and a 2.5% increase resulting from a modification to the current outlier policy.  The new outlier policy proposes to cap outlier payments at 10 percent per agency and targets total aggregate outlier payments at 2.5% of total home health payments.  The current aggregate target is 5.0% and there is no per agency limit.  CMS also identified 1.81% in additional “coding creep,” leaving 6.89% in total cuts that could be implemented. The proposal lays out three scenarios for addressing the coding creep: 1) maintain the current 2.75% reduction for FY2010,  2) re-distribute it over two years (3.5% cut in both FY2010 and FY2011), or 3)accelerate the entire 6.89% in FY2010. Each of these scenarios would be offset by the 2.2% market basket increase and the 2.5% increase in the base rate for the outlier adjustment. This proposal goes into a 60-day comment period, and a final rule is expected out thereafter.
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
      On August 6, 2009 CMS released its final FY 2010 Medicare hospice wage index rule, which will increase hospice rates by 1.4% in FY 2010. The rate increase reflects a 2.1% increase in the hospital market basket, offset by a 0.7% decrease resulting from the phase out of the hospice wage index budget neutrality adjustment factor (BNAF). CMS is phasing out the BNAF reduction over 7 years, with a 10% BNAF reduction in FY 2010 and successive 15% reductions from FY 2011 through FY 2016. The rule is effective October 1, 2009.
Facility-Based Services
      LTACHs. On May 6, 2008, CMS published an interim final rule with comment period, which implements portions of the Medicare, Medicaid and SCHIP Extension Act of 2007 (“MMSEA”). The interim final rule addresses: (1) the payment adjustment for very short-stay outliers, (2) the standard federal rate for the last three months of rate year 2008, (3) adjustment of the high cost outlier fixed-loss amount for the last three months of rate year 2008, and (4) the basis and scope of the LTACH Prospective Payment System (“LTACH-PPS”) rules in reference to the MMSEA.

     On May 9, 2008, CMS published its annual payment rate update for the 2009 LTACH-PPS rate year (“RY”) 2009 (affecting discharges and cost reporting periods beginning on or after July 1, 2008). The final rule adopts a 15-month rate update, from July 1, 2008 through September 30, 2009 and moves LTACH-PPS from a July-June update cycle to the same update cycle as the general acute care hospital inpatient rule, currently October — September. For RY 2009, the rule increases the Medicare base rate 2.7%, to $39,114.34 from $38,086.04. The rule also increases the fixed-loss amount for high cost outlier cases to $22,960, which is $2,222 higher than the 2008 LTACH-PPS rate year. The final rule provides that CMS may make a one-time reduction in the LTACH-PPS rates to reflect a budget neutrality adjustment no earlier than December 29, 2010 and no later than October 1, 2012. CMS estimates this reduction will be approximately 3.75%.
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
     On July 30, 2009, CMS published its Final Rule updating payments to LTACHs for the RY 2010. The Final Rule adopted a 2.5% inflation update which will apply to discharges and cost reporting periods beginning October 1, 2009, ending September 30, 2010.
     The standard federal rate was raised from the rate proposed in CMS’ Proposed Rule (“NPRM”) published on May 1, 2009. Likewise, the high cost outlier (“HCO”) threshold was lowered from that published in the NPRM. The federal standard rate will be $39,896.65 per Medicare discharge and the HCO threshold will be lowered from $22,960.00 to $18,425.00. Both of these developments will have a small positive impact on reimbursement in RY 2010.
     The standard federal rate is increased or decreased based on each Medicare patient’s case mix index which measures the severity of the patient’s condition. The HCO threshold is the limit that triggers additional high cost outlier payments to an LTACH.
     Another change to the LTACH PPS worth noting is the labor related share for RY 2010 was increased to 75.559% compared to 75.662% for RY 2009.
     Contrary to an earlier notice published by CMS in its June 3rd Interim Final Rule (“IFR”), CMS is not making any adjustment to the LTACH rates in RY 2010 to adjust for the effect of changes in documentation and coding that occurred in fiscal year 2008, the first year of MS-LTC-DRGs. CMS is, however, finalizing its earlier proposal to adjust the RY 2010 LTACH rates by -0.5% to account for the effect of documentation and coding changes in fiscal year 2007.
     The Final Rule also implements the corrections to CMS fiscal 2009 LTACH payments for patients discharged on or after June 3, 2009, through September 30, 2009, that were initially adopted in the June 3rd IFR.
     To recap, the standard federal rate uses a 2.0% update factor based on a market basket update of 2.5% less an adjustment of 0.5% to account for changes in documentation and coding.

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
Results of Operations
Accounts Receivable and Allowance for Uncollectible Accounts
     At June 30, 2009, the Company’s allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 13.6%, or $10.4 million, compared to 14.0% or $10.0 million at December 31, 2008.
     The following table sets forth as of June 30, 2009, the aging of accounts receivable (based on the billing date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable:

	0-90	91-180	181-365	Over 365	Total
	(in thousands)
Payor
Medicare	$40,079	$9,631	$4,962	$987	$55,659
Medicaid	2,366	834	509	124	3,833
Other	12,000	2,120	2,217	310	16,647

Total	$54,445	$12,585	$7,688	$1,421	$76,139

Allowance as a percentage of receivables	6.5%	16.1%	45.3%	96.3%	13.6%
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
     The following table sets forth as of December 31, 2008, the aging of accounts receivable (based on the billing date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable:

	0-90	91-180	181-365	Over 365	Total
	(in thousands)
Payor
Medicare	$41,772	$6,806	$2,678	$1,305	$52,561
Medicaid	2,807	1,081	1,108	946	5,942
Other	7,656	3,239	1,219	883	12,997

Total	$52,235	$11,126	$5,005	$3,134	$71,500

Allowance as a percentage of receivables	6.9%	15.8%	33.0%	94.3%	14.0%
Consolidated Net Service Revenue
     Consolidated net service revenue for the three months ended June 30, 2009 was $132.6 million, an increase of $42.5 million, or 47.2%, from $90.1 million for the three months ended June 30, 2008. Consolidated net service revenue for the six months ended June 30, 2009 was $257.2 million, an increase of $83.6 million, or 48.2%, from $173.6 million for the six months ended June 30, 2008. Net service revenue was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Home-based services	88.7%	84.8%	88.2%	83.4%
Facility-based services	11.3%	15.2%	11.8%	16.6%

	100.0%	100.0%	100.0%	100.0%

     Home-Based Services. Net service revenue for home-based services for the three months ended June 30, 2009 was $117.6 million, an increase of $41.2 million, or 53.9%, from $76.4 million for the three months ended June 30, 2008. Total admissions increased 44.6% to 19,779 during the current period, versus 13,688 for the same period in 2008. Average home-based patient census for the three months ended June 30, 2009, increased 42.6% to 29,182 patients as compared to 20,469 patients for the three months ended June 30, 2008.
     Net service revenue for home-based services for the six months ended June 30, 2009 was $227.0 million, an increase of $82.2 million, or 56.8%, from $144.8 million for the six months ended June 30, 2008. Total admissions increased 40.0% to 37,883 during the six months ended June 30, 2009, versus 27,055 for the same period in 2008. Average home-based patient census for the six months ended June 30, 2009, increased 44.6% to 28,508 patients as compared with 19,714 patients for the six months ended June 30, 2008.
     As detailed in the table below, the increase in revenue is organic growth and the growth from our acquisitions subsequent to the period ending June 30, 2008.
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
     The following table details the Company’s revenue growth and percentages for organic and total growth:
Three Months Ended June 30, 2009 (in thousands except census and episode data)

				Organic			Total Growth
	Same Store(1)	De Novo(2)	Organic(3)	Growth %	Acquired (4)	Total	%
Revenue	$94,409	$710	$95,119	24.5%	$22,489	$117,608	53.9%
Revenue Medicare	$79,799	$619	$80,418	26.7%	$18,106	$98,524	55.3%
Average Census	23,899	329	24,228	18.4%	4,954	29,182	42.6%
Average Medicare Census	19,691	273	19,964	20.7%	3,628	23,592	42.6%
Episodes	34,797	350	35,147	19.9%	6,266	41,413	41.3%

(1)	Same store – location that has been in service with the Company for greater than 12 months.

(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.

(3)	Organic – combination of same store and de novo.

(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Six Months Ended June 30, 2009 (in thousands except census and episode data)

				Organic	Acquired		Total Growth
	Same Store(1)	De Novo(2)	Organic(3)	Growth %	(4)	Total	%
Revenue	$183,351	$1,472	$184,823	27.7%	$42,133	$226,956	56.8%
Revenue Medicare	$154,940	$1,255	$156,195	29.9%	$33,408	$189,603	57.7%
Average Census	23,417	309	23,726	20.4%	4,782	28,508	44.6%
Average Medicare Census	19,298	253	19,551	24.4%	3,427	22,978	46.3%
Episodes	66,794	441	67,235	22.0%	11,135	78,370	42.2%

(1)	Same store – location that has been in service with the Company for greater than 12 months.

(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.

(3)	Organic – combination of same store and de novo.

(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.
     Facility-Based Services. Net service revenue for facility-based services for the three months ended June 30, 2009, increased $1.3 million, or 9.5%, to $15.0 million compared to $13.7 million for the three months ended June 30, 2008. Patient days increased to 12,880 in the three months ended June 30, 2009 compared to 11,298 in the three months ended June 30, 2008.
     Net service revenue for facility-based services for the six months ended June 30, 2009, increased $1.5 million, or 5.2%, to $30.3 million compared to $28.8 million for the six months ended June 30, 2008. Patient days increased to 24,861 in the six months ended June 30, 2009 compared to 23,332 in the six months ended June 30, 2008.
     The increase in patient days and a higher acuity of patients during the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 contributed to the growth in the net service revenue.
Cost of Service Revenue
     Cost of service revenue for the three months ended June 30, 2009 was $66.6 million, an increase of $21.7 million, or 48.3%, from $44.9 million for the three months ended June 30, 2008. Cost of service revenue represented approximately 50.2% and 49.9% of our net service revenue for the three months ended June 30, 2009 and 2008, respectively.
     Cost of service revenue for the six months ended June 30, 2009 was $128.8 million, an increase of $42.6 million, or 49.4%, from $86.2 million for the six months ended June 30, 2008. Cost of service revenue represented approximately 50.1% and 49.7% of our net service revenue for the three months ended June 30, 2009 and 2008, respectively.
     Home-Based Services. Cost of home-based service revenue for the three months ended June 30, 2009 was $57.4 million, an increase of $20.5 million, or 55.6%, from $36.9 million for the three months ended June 30, 2008. Cost of home-based service revenue for the six months ended June 30, 2009 was $111.0 million, an increase of $41.2 million, or 59.1%, from $69.8 million for the six months ended June 30, 2008.
     The following table summarizes cost of service revenue (amounts in thousands):

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2009			2008		2009			2008
Salaries, wages and benefits	$48,879	41.6	%(1)	$31,597	41.3%	$94,992	41.9	%(1)	$59,702	41.2%
Transportation	4,146	3.5%		2,866	3.8%	7,487	3.3%		5,072	3.5%
Supplies and services	4,351	3.7%		2,449	3.2%	8,483	3.7%		4,986	3.4%

	$57,376	48.8%		$36,912	48.3%	$110,962	48.9%		$69,760	48.1%

(1)	Percentage of home-based net service revenue

     The growth in cost of service revenue in home-based services relates to acquisition growth throughout 2008 and 2009. As a percentage of net service revenue, cost of service revenue remained consistent for the three and six months ended June 30, 2009 and June 30, 2008, respectively.
     Facility-Based Services. Cost of facility-based service revenue for the three months ended June 30, 2009 was $9.2 million, an increase of $1.2 million, or 15.0%, from $8.0 million for the three months ended June 30, 2008. Cost of facility-based service revenue for the six months ended June 30, 2009 was $17.8 million, an increase of $1.4 million, or 8.5%, from $16.4 million for the six months ended June 30, 2008.
     The following table summarizes cost of service revenue (amounts in thousands):

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2009			2008		2009			2008
Salaries, wages and benefits	$5,686	37.9	%(1)	$5,009	36.6%	$11,075	36.6	%(1)	$10,451	36.3%
Transportation	46	0.3%		98	0.7%	80	0.3%		174	0.6%
Supplies and services	3,480	23.2%		2,916	21.3%	6,692	22.1%		5,822	20.2%

	$9,212	61.4%		$8,023	58.6%	$17,847	59.0%		$16,447	57.1%

(1)	Percentage of home-based net service revenue
     The increase in the cost of services as a percentage of net service revenue relates to the LTACH acquisition during the second quarter of 2009. The acquired LTACH had minimal patient days with higher costs of services. The Company continues to develop the business of the Company, while maintaining the cost of services.
Provision for Bad Debts
     Provision for bad debts for the three months ended June 30, 2009 was $1.8 million, a decrease of $1.8 million, from $3.6 million for the three months ended June 30, 2008. For the three months ended June 30, 2009, the provision for bad debts was approximately 1.4% of net service revenue compared to 4.0% for the same period in 2008.
     Provision for bad debts for the six months ended June 30, 2009 was $3.0 million, a decrease of $4.3 million, from $7.3 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, the provision for bad debts was approximately 1.2% of net service revenue compared to 4.2% for the same period in 2008.
     Throughout 2008, the Company increased collection efforts, increased cash collections and reduced overall receivables and days sales outstanding. These changes resulted in lower bad debt expense as a percentage of net service revenue at year end December 31, 2008, which continued throughout the six months ending June 30, 2009.
General and Administrative Expenses
     Our general and administrative expenses consist primarily of the following expenses incurred by our home office and administrative field personnel:
•	Home office:
•	salaries and related benefits;

•	insurance;

•	costs associated with advertising and other marketing activities; and

•	rent and utilities;
•	Supplies and services:
•	accounting, legal and other professional services; and office supplies;
•	Depreciation; and

•	Other:
•	advertising and marketing expenses;

•	recruitment;

•	operating locations rent; and

•	taxes.

     General and administrative expenses for the three months ended June 30, 2009 were $43.5 million, an increase of $14.2 million or 48.5%, compared to $29.3 million for the three months ended June 30, 2008. General and administrative expenses as a percent of net service revenue was 32.8% and 32.6% for the three months ended June 30, 2009 and 2008.
     General and administrative expenses for the six months ended June 30, 2009 were $82.4 million, an increase of $25.6 million or 45.1%, compared to $56.8 million for the six months ended June 30, 2008. General and administrative expenses as a percent of net service revenue was 32.0% for the six months ended June 30, 2009 and 32.7% for the six months ended June 30, 2008.
     Home-Based Services. General and administrative expenses in the home-based services for the three months ended June 30, 2009 were $40.0 million, an increase of $14.4 million or 56.3% from $25.6 million for the three months ended June 30, 2008. General and administrative expenses in the home-based services segment represented approximately 34.0% and 33.5% of net service revenue for the three months ended June 30, 2009 and 2008, respectively.
     General and administrative expenses in the home-based services for the six months ended June 30, 2009 were $74.9 million, an increase of $25.6 million or 51.9% from $49.3 million for the six months ended June 30, 2008. General and administrative expenses in the home-based services segment represented approximately 33.0% and 34.0% of net service revenue for the six months ended June 30, 2009 and 2008, respectively.
     Facility-Based Services. General and administrative expenses in the facility-based services for the three months ended June 30, 2009 were $3.6 million, a decrease of $0.2 million or 5.3% from $3.8 million for the three months ended June 30, 2008. General and administrative expenses in the facility-based services segment as a percentage of net service revenue were 23.8% and 27.4% for the three months ended June 30, 2009 and 2008, respectively.
     General and administrative expenses in the facility-based services for the six months ended June 30, 2009 and 2008 remained consistent at $7.6 million. General and administrative expenses in the facility-based services segment as a percentage of net service revenue was 25.0% and 26.3% for the three months ended June 30, 2009 and 2008, respectively.
Income Tax Expense
     The effective tax rates for the three months ended June 30, 2009 and 2008 were 38.3% and 38.0% of income from continuing operations attributable to LHC Group, Inc., respectively.
     The effective tax rate for both the six months ended June 30, 2009 and 2008 was 38.0% of income from continuing operations attributable to LHC Group, Inc
Net Income Attributable to Noncontrolling Interest
     Net income attributable to noncontrolling interest increased $1.7 million to $4.0 million for the three months ended June 30, 2009 from $2.3 million for the three months ended June 30, 2008. Noncontrolling interest represented 3.0% and 2.5% of net service revenue for the three months ended June 30, 2009 and 2008, respectively.
     Net income attributable to noncontrolling interest increased $3.2 million to $7.9 million for the six months ended June 30, 2009 from $4.7 million for the six months ended June 30, 2008. Noncontrolling interest represented 3.1% and 2.7% of net service revenue for the six months ended June 30, 2009 and 2008, respectively.
     The increase in net income attributable to noncontrolling interest relates to an increase in the Company’s number of joint ventures throughout 2008 as well an increase in the income from operations related to the joint ventures.

Discontinued Operations
     One of the companies acquired during 2008 included operations which are not core to the operations of the Company. During the first quarter of 2009, the Company began marketing these operations and intends to sell them within the next twelve months. The Company allocated $450,000 to home-based services goodwill related to the operations. As of June 30, 2009, the Company determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, has been met, and accordingly, the Company has classified $450,000 as assets held for sale on the consolidated balance sheet as of June 30, 2009. The operations for the six months ended June 30, 2009 are included in discontinued operations.
     Discontinued operations for the three and six months ending June 30, 2008 include the operations of the Company’s critical access hospital, which was sold on July 1, 2007. Net service revenue from discontinued operations for the three months ended June 30, 2008 did not generate revenue. There was no revenue or costs related to this entity during the three or six months ended June 30, 2009.
     The following table provides financial results of discontinued operations for the three months and six months ended June 30, 2008 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net service revenue	$736	$—	$736	$52
Costs of services and G&A expenses	(866)	(87)	(866)	(480)
Noncontrolling interest	—	26	—	153

Loss from discontinued operations before noncontrolling interest and income taxes	(130)	(61)	(130)	(275)
Income tax benefit	50	24	50	108

Loss from discontinued operations LHC Group Inc.’s common stockholders	$(80)	$(37)	$(80)	$(167)

Liquidity and Capital Resources
     Our principal source of liquidity for operating activities is the collection of our accounts receivable, most of which are collected from governmental and third party commercial payors. Our reported cash flows from operating activities are affected by various external and internal factors, including the following:
•	Operating Results — Our net income has a significant effect on our operating cash flows. Any significant increase or decrease in our net income could have a material effect on our operating cash flows.

•	Timing of Acquisitions – We use our operating cash flows for acquisitions. When the acquisitions occur at or near the end of a period, our cash outflows significantly increase.

•	Start-Up Costs — Following the completion of an acquisition, we suspend billing Medicare and Medicaid claims until we receive the change of ownership and electronic funds transfer approvals. We also generally incur substantial start-up costs in order to implement our business strategy. There is generally a delay between our expenditure of these start-up costs and the increase in net service revenue, and subsequent cash collections, which adversely affects our cash flows from operating activities.

•	Timing of Payroll — Our employees are paid bi-weekly on Fridays; therefore, operating cash flows decline in reporting periods that end on a Friday. Conversely, for those reporting periods ending on a day other than Friday, our cash flows are higher because we have not yet paid our payroll.

•	Medical Insurance Plan Funding — We are self-funded for medical insurance purposes. Any significant changes in the amount of insurance claims submitted could have a direct effect on our operating cash flows.

•	Medical Supplies — A significant expense associated with our business is the cost of medical supplies. Any increase in the cost of medical supplies, or in the use of medical supplies by our patients, could have a material effect on our operating cash flows.
     The following table summarizes changes in cash (amounts in thousands):

	Six Months
	Ended June 30,
	2009	2008
Cash provided by operating activities	$21,003	$31,948
Cash used in investing activities	(15,917)	(36,232)
Cash (used in) provided by financing activities	(7,374)	6,009

Change in cash	(2,288)	1,725
Cash and cash equivalents at beginning of period	3,511	1,155

Cash and cash equivalents at end of period	$1,223	$2,880

     Operating cash flows decreased $10.9 million during the six months ended June 30, 2009. At June 30, 2009, the Company had working capital of $44.0 million compared to $32.1 million at December 31, 2008, an increase of $11.9 million, or 37.1%. The change in operating cash flow and working capital primarily relate to tax payments made during the quarter and decrease in the amounts due from government. During the second quarter CMS recovered approximately $3.0 million in overpayments previously made on one of the Company’s LTACHs. As a result of the Hurricanes Ike and Gustav, estimated federal tax payments as well as those for most states, including Louisiana, were deferred until January 2009. The Company paid $8.5 million on January 3, 2009 related to these deferred payments which reduced operating cash flows in the six months ended June 30, 2009.
     Investing cash outflows decreased $20.3 million during the six months ended June 30, 2009. Cash outflows for the six months ended June 30, 2009 included $12.2 million for acquisitions compared to $32.9 million for the six months ended June 30, 2008.
     Financing cash outflows were $7.4 million in the six months ended June 30, 2009, primarily relating to noncontrolling interest distributions. For the six months ended June 30, 2008, the Company had $6.0 million provided by financing activities, including $8.1 million outstanding on the Company’s Credit Facility and financing arrangements on the purchase of the Company’s aircraft.
     Days sales outstanding at June 30, 2009, was 45 days compared to 60 days at June 30, 2008. The Company continues to improve cash collections.
Indebtedness
     Our total long-term indebtedness was $4.8 million at June 30, 2009 and $5.1 million at December 31, 2008, including the current portions of $463,000 and $583,000, respectively.
     The Company’s Credit Facility with Capital One, National Association, which was amended on June 19, 2009, provides for a maximum aggregate principal borrowing of $75.0 million. The Credit Facility, which is scheduled to expire on June 10, 2012, is unsecured and has a letter of credit sublimit of $2.5 million. The annual facility fee is 0.25% of the total availability. The interest rate for borrowings under the Credit Facility is a function of the prime rate (Base Rate) subject to a floor or the Eurodollar rate (Eurodollar) subject to a floor, as elected by the Company, plus the applicable margin set forth below, which is based on the Leverage Ratio as defined in the Credit Facility. No amounts were outstanding on this facility as of June 30, 2009.

	Eurodollar	Base Rate
Leverage Ratio	Margin	Margin
<1.00:1.00	2.25%	0.50%
≥1.00:1.00<1.50:1.00	2.50%	0.75%
≥1.50:1.00<2.00:1.00	2.75%	1.00%
≥2.00:1.00	3.00%	1.25%
     The Company’s Credit Facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to the Company’s business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the Credit Facility, the Company is also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth, leverage and minimum asset coverage ratios. At June 30, 2009, the Company was in compliance with all covenants.
     Our Credit Facility also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.
     In February 2008, the Company entered into a loan agreement with Capital One, National Association (“Capital One”) for a term note in the amount of $5.1 million for the purchase of a 1999 Cessna 560 aircraft. The aircraft is collateral for the term note, which is payable in 83 monthly installments of principal ($28,056) plus interest commencing on March 6, 2008 followed by one balloon installment on February 6, 2015 of $2.7 million. The term note bears interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9 percent (2.2% at June 30, 2009).
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2009, we had cash of $1.2 million. Cash in excess of requirements remains in the Company’s non-interest bearing checking account. As provided by the Stimulus Package all cash limits associated with non-interest bearing checking accounts are fully insured by the Federal Insurance Deposit Corporation through December 31, 2009.
     Our exposure to market risk relates to changes in interest rates for borrowings under the Company’s Credit Facility. The Credit Facility is a revolving credit facility and as such the Company borrows, repays and re-borrows amounts as needed, changing the average daily balance outstanding under the facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the Credit Facility would have increased interest expense $2,000 for the six months ended June 30, 2009.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.
     The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective disclosure controls and procedures at the reasonable assurance level as of June 30, 2009.
Changes in Internal Controls Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the period ending June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     On July 13, 2009, the Company filed a Current Report on Form 8-K regarding an administrative subpoena from the Inspector General of the Office of Personnel Management (“OPM”). OPM is an administrative agency responsible for overseeing the Federal Employees Health Benefit Program (“FEHBP”). Although the subpoena was issued by OPM and the Company understood the subpoena and the OPM’s review to be limited to the FEHBP, the Company learned on July 9, 2009, that the scope of the review is not limited to the FEHBP, but also extends to service provided to Medicare beneficiaries. At this time there is no clear indication from OPM as to the scope or purpose of the review other than a focus on third-party quality improvement audits performed on the Company’s behalf from 2005 to present. The Company will continue to cooperate and provide responsive information for the OPM review.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Our annual meeting of stockholders was held on June 11, 2009 (the “Annual Meeting”). At the Annual Meeting the following matters were voted on with the following results:
     Election of Directors. Monica F. Azare, John B. Breaux and Dan S. Wilford were elected to serve as Class I Directors for a three-year term expiring at the 2012 Annual Meeting of Stockholders. Voting results were as follows:

Name of Director	Votes For	Votes Withheld
Monica F. Azare	16,619,188	523,696
John B. Breaux	11,328,580	5,814,304
Dan S. Wilford	15,184,473	1,958,411
     The following persons continued as directors following the Annual Meeting: John L. Indest, Ronald T. Nixon, W.J. “Billy” Tauzin, Keith G. Myers, Ted W. Hoyt and George A. Lewis.
     Ratification of Appointment of Independent Auditors. Although the ratification by the stockholders of the selection Company’s independent auditors is not required by law or by the Bylaws of the Company, the Board of Directors submitted the appointment of KPMG LLP for the ratification of the stockholders as a matter of good corporate practice. The stockholders ratified the appointment of the independent accounting firm KPMG LLP to serve as the Company’s independent auditors. Voting results were as follows:

Votes For	Votes Against	Abstentions
16,617,053	512,732	13,099
ITEM 5. OTHER INFORMATION.
None
ITEM 6. EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.1 to the Form 8-K on January 4, 2008).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005 and to the form 8-K on January 4, 2008, respectively).

4.3	Form of Stockholder Protection Rights Agreement, between LHC Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Form 8-K on March 11, 2008).

10.1	First Amendment to Amended and Restated Credit Agreement by and between LHC Group, Inc, Capital One, National Associated, First Tennessee Bank, National Association and Branch Banking and Trust Company dated June 15, 2009 (previously filed as Exhibit 10.1 to the Form 8-K on June 18, 2009).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LHC GROUP, INC.
Date August 7, 2009	/s/ Peter J. Roman
Peter J. Roman
Executive Vice President and Chief Financial Officer