Form 10-Q
period 2009-09-30
LHC Group, Inc
filed 2009-11-05
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of common stock, par value $0.01, outstanding as of November 3, 2009: 18,446,994 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$2,508	$3,511
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $9,989 and $9,976, respectively	68,753	61,524
Other receivables	3,154	2,317
Amounts due from governmental entities	1,431	2,434

Total receivables, net	73,338	66,275
Deferred income taxes	5,413	4,959
Assets held for sale	450	—
Prepaid income taxes	4,147	—
Prepaid expenses and other current assets	6,404	6,464

Total current assets	92,260	81,209
Property, building and equipment, net	20,058	16,348
Goodwill	130,285	112,572
Intangible assets, net	38,125	29,975
Other assets	2,620	3,296

Total assets	$283,348	$243,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	17,365	15,422
Salaries, wages, and benefits payable	25,626	16,400
Amounts due to governmental entities	3,211	6,023
Income taxes payable	—	10,682
Current portion of long-term debt and capital lease obligations	427	583

Total current liabilities	46,629	49,110
Deferred income taxes	8,614	5,718
Long-term debt, less current portion	4,180	4,483
Other long-term obligations	66	145
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock—$0.01 par value; 40,000,000 shares authorized; 20,947,421 and 20,853,463 shares issued and 17,974,561 and 17,895,832 shares outstanding, respectively	179	179
Treasury stock—2,972,860 and 2,957,631 shares at cost, respectively	(3,402)	(3,072)
Additional paid-in capital	87,820	85,404
Retained earnings	125,530	94,310

Total LHC Group, Inc. stockholders’ equity	210,127	176,821
Noncontrolling interest	13,732	7,123

Total equity	223,859	183,944

Total liabilities and equity	$283,348	$243,400

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net service revenue	$132,491	$97,991	$389,300	$271,206
Cost of service revenue	69,242	47,207	197,723	133,103

Gross margin	63,249	50,784	191,577	138,103
Provision for bad debts	1,072	3,158	4,062	10,467
General and administrative expenses	43,790	31,237	126,000	87,897

Operating income	18,387	16,389	61,515	39,739
Interest expense	(20)	(132)	(115)	(365)
Non-operating (loss) income	51	76	(337)	891

Income from continuing operations before income taxes and noncontrolling interests	18,418	16,333	61,063	40,265
Income tax expense	5,636	5,259	18,836	12,578

Income from continuing operations	12,782	11,074	42,227	27,687
Loss from discontinued operations (net of income tax benefit of $36, $18, $124 and $175, respectively)	57	30	211	513

Net income	12,725	11,044	42,016	27,174
Less net income attributable to noncontrolling interests	2,893	3,012	10,841	7,469

Net income attributable to LHC Group, Inc	9,832	8,032	31,175	19,705
Redeemable noncontrolling interest	(3)	(29)	45	36

Net income available to LHC Group, Inc.’s common stockholders	$9,829	$8,003	$31,220	$19,741

Earnings per share—basic:
Income from continuing operations attributable to LHC Group, Inc.	$0.55	$0.45	$1.75	$1.12
Loss from discontinued operations, attributable to LHC Group, Inc.	—	—	(0.01)	(0.02)

Net income attributable to LHC Group, Inc.	0.55	0.45	1.74	1.10
Redeemable noncontrolling interest	—	—	—	—

Net income attributable to LHC Group, Inc.’s common stockholders	$0.55	$0.45	$1.74	$1.10

Earnings per share—diluted:
Income from continuing operations attributable to LHC Group, Inc.	$0.54	$0.45	$1.74	$1.12
Loss from discontinued operations, attributable to LHC Group, Inc.	—	—	(0.01)	(0.02)

Net income attributable to LHC Group, Inc.	0.54	0.45	1.73	1.10
Redeemable noncontrolling interest	—	—	—	—

Net income attributable to LHC Group, Inc.’s common stockholders	$0.54	$0.45	$1.73	$1.10

Weighted average shares outstanding:
Basic	17,971,352	17,881,228	17,951,986	17,843,869
Diluted	18,116,984	17,976,305	18,040,918	17,967,488

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Dollars in thousands except share data)

(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Total
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2008	$179	20,853,463	$(3,072)	(2,957,631)	$85,404	$94,310	$7,123	$183,944
Net income	—	—	—	—	—	31,175	10,841	42,016
Transfer of noncontrolling interest	—	—	—	—	181	—	1,228	1,409
Acquired noncontrolling interest	—	—	—	—	—	—	5,528	5,528
Noncontrolling interest distributions	—	—	—	—	—	—	(10,988)	(10,988)
Nonvested stock compensation	—	—	—	—	1,755	—	—	1,755
Issuance of vested restricted stock	—	74,830	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(330)	(15,229)	—	—	—	(330)
Excess tax benefits from issuance of vested stock	—	—	—	—	23	—	—	23
Issuance of common stock under Employee Stock Purchase Plan	—	19,128	—	—	457	—	—	457
Recording noncontrolling interest in joint venture at redemption value	—	—	—	—	—	45	—	45

Balances at September 30, 2009	$179	20,947,421	$(3,402)	(2,972,860)	$87,820	$125,530	$13,732	$223,859

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net income	$42,016	$27,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,494	2,730
Provision for bad debts	4,141	10,820
Stock-based compensation expense	1,755	1,380
Deferred income taxes	1,692	497
Loss on impairment of intangible assets	542	—
Gain on sale of assets	—	(343)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(12,208)	1,272
Prepaid expenses, income taxes and other assets	(3,613)	859
Accounts payable and accrued expenses	(1,225)	11,946
Net amounts due to/from governmental entities	(1,810)	3,099

Net cash provided by operating activities	34,784	59,434

Investing activities
Purchases of property, building and equipment	(6,124)	(7,351)
Purchase of certificate of deposit	—	(522)
Proceeds from sale of assets	—	3,094
Cash paid for acquisitions, primarily goodwill and intangible assets	(18,481)	(40,039)

Net cash used in investing activities	(24,605)	(44,818)

Financing activities
Proceeds from line of credit	20,605	32,851
Payments on line of credit	(20,605)	(32,851)
Payment of deferred financing fees	(263)	(71)
Proceeds from debt issuance	—	5,050
Principal payments on debt	(412)	(3,220)
Payments on capital leases	(74)	(74)
Excess tax benefits from vesting of restricted stock	98	34
Proceeds from employee stock purchase plan	457	385
Noncontrolling interest distributions	(10,988)	(6,724)

Net cash used infinancing activities	(11,182)	(4,620)

Change in cash	(1,003)	9,996
Cash at beginning of period	3,511	1,155

Cash at end of period	$2,508	$11,151

Supplemental disclosures of cash flow information
Interest paid	$115	$356

Income taxes paid	$31,828	$8,553

Supplemental disclosure of non-cash transactions:

In February 2009, the Company acquired a 75% interest in Southeast Louisiana HomeCare, LLC in exchange for $7.5 million of cash and a noncontrolling interest in three of the Company’s home health agencies. During the nine months ended September 30, 2009, the Company acquired a majority ownership in nine entities and recorded $6.8 million of noncontrolling interests related to the acquisitions.

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals (“LTACH”). As of the date of this report, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Louisiana, Mississippi, Arkansas, Alabama, Texas, Virginia, West Virginia, Kentucky, Florida, Georgia, Tennessee, Ohio, Missouri, North Carolina, Maryland, Washington, Oregon and Oklahoma. During the nine months ending September 30, 2009, the Company acquired ten home health agencies, two hospices, one LTACH and initiated operations at ten home health agencies.

In September 2009, the Company sold its outpatient rehabilitation clinic. Therefore, for the three and nine months ended September 30, 2009 and 2008, the operations of the outpatient rehabilitation clinic have been presented as discontinued operations in the condensed consolidated financial statements.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of September 30, 2009, the related condensed consolidated statements of income for the three and nine months ended September 30, 2009 and 2008, condensed consolidated statement of stockholders’ equity as of September 30, 2009, condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and related notes (collectively, these statements are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company evaluated all events or transactions that occurred from September 30, 2009 through November 4, 2009, the date the financial statements were issued. During this period the Company did not have any material recognizable subsequent events.

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

Reclassifications

Certain reclassifications have been made to the 2008 financial information to conform to the 2009 presentation. These reclassifications include $624,000 and $1.9 million for the three and nine months ended September 30, 2008, respectively, from cost of service revenue to general and administrative expenses related to payroll taxes for home office employees and local administrative employees at the agencies.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Equity joint ventures	51.1%	47.2%	51.3%	47.8%
Wholly-owned subsidiaries	44.6%	48.5%	44.8%	48.2%
License leasing arrangements	2.5%	2.0%	2.4%	2.0%
Management services	1.8%	2.3%	1.5%	2.0%

	100.0%	100.0%	100.0%	100.0%

All significant intercompany accounts and transactions have been eliminated in the Company’s accompanying condensed consolidated financial statements. Business combinations accounted for under the acquisition method have been included in the condensed consolidated financial statements from the respective dates of acquisition.

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

The following table sets forth the percentage of net service revenue earned by category of payor for the three months and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Payor:
Medicare	82.4%	83.2%	82.7%	82.9%
Medicaid	3.7%	4.3%	3.5%	4.9%
Other	13.9%	12.5%	13.8%	12.2%

	100.0%	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment for the three months and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Home-based services	88.1%	86.1%	88.3%	84.4%
Facility-based services	11.9%	13.9%	11.7%	15.6%

	100.0%	100.0%	100.0%	100.0%

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

Management Services. The Company records management services revenue as services are provided in accordance with the various management services agreements to which the Company is a party. As described in the agreements, the Company provides billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency or inpatient rehabilitation facility. The Company is responsible for the costs associated with the locations and personnel required for the provision of services. The Company is compensated based on a percentage of cash collections or is reimbursed for operating expenses and compensated based on a percentage of operating net income.

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

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. We believe the credit risk associated with our Medicare accounts, which represent 73.9% and 75.3% of our patient accounts receivable at September 30, 2009 and December 31, 2008, respectively, is limited due to (i) our historical collection rate of over 98% from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

The amount of the provision for bad debts is based upon the Company’s assessment of historical and expected net collections, business and economic conditions and trends in government reimbursement. Uncollectible accounts are written off when the Company has determined the account will not be collected.

A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for anticipated payment (“RAP”). The Company submits a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed. The RAP received for that particular episode is deducted from the final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other Medicare claims in process for that particular provider. The RAP and final claim must then be resubmitted. For subsequent episodes of care contiguous with the first episode for a particular patient, the Company submits a RAP for 50% instead of 60% of the estimated reimbursement. The Company has earned net service revenue in excess of billings rendered to Medicare.

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

Other Significant Accounting Policies

Adoption of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. To conform to the provisions of ASU 2009-01, the Company will also reference the Accounting Standards Codification (“ASC”) that replaces the previous standard reference. The Codification does not change or alter existing GAAP and did not have a material effect on the Company’s condensed financial condition, results of operations, or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting (ASC Topic 820-10-50). The guidance requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by other authoritative guidance. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the new disclosure requirements did not have a material effect on the Company’s condensed financial condition, results of operations, or cash flows.

In May 2009, the Company adopted the provisions of FASB Statement No. 165, Subsequent Events (ASC Topic 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the Statement sets forth the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that the Company should make about events or transactions that occurred after the balance sheet date. Because the guidance only introduces the concept of financial statements being available to be issued, adoption of this Statement did not result in significant changes in the subsequent events that the Company reports, either through recognition or disclosure, in its consolidated financial statements.

On January 1, 2009, the Company prospectively adopted the provisions of FASB Statement No. 141 (Revised 2007), Business Combinations (ASC Topic 805). The authoritative guidance changes the accounting treatment and disclosure for certain specific items in a business combination. According to the guidance, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This includes the fair values of the noncontrolling interest acquired. Under previous guidance, the noncontrolling interest (minority interest) was recorded at the minority owner’s historical balance. Other changes include the treatment of acquisition-related costs, which, with the exception of debt or equity issuance costs, are to be recognized as an expense in the period that the costs are incurred and the services are received. The Company capitalized acquisition-related costs under previous guidance. Further, any adjustments during the measurement period to the provisional amounts recognized as part of the purchase price allocation are treated retrospectively as of the acquisition date.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (ASC Topic 805-20). The update addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The update required that all contractual contingencies and all noncontractual contingencies that are more likely than not to give rise to an asset or liability be recognized at their acquisition date fair value. All noncontractual contingencies that do not meet the more-likely-than not criterion as of the acquisition date would be accounted for in accordance with other U.S. GAAP. The guidance requires that when new information is obtained, a liability be measured at the higher of its acquisition-date fair value and the amount that would be recognized under other authoritative guidance. Further, an acquirer shall recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. The Company has adopted the provisions of this guidance effective January 1, 2009, and does not anticipate adoption will have a material effect on the operating results, financial position, or liquidity of the Company.

The Company also adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (ASC Topic 810-10-65) on January 1, 2009. The guidance establishes new accounting and reporting standards for the noncontrolling interest, previously known as minority interest. Noncontrolling interest in consolidated subsidiaries is presented in the consolidated balance sheet within stockholders’ equity as a separate component from the parent’s equity. Consolidated net income includes earnings attributable to both the parent and the noncontrolling interest. Earnings per share, which is not affected by the guidance, is based on earnings attributable only to the parent company. The guidance explains the accounting for changes in the parent’s ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. The guidance requires additional disclosure information related to amounts attributable to the parent for income from continuing operations, discontinued operations and extraordinary items and reconciliations of the parent and noncontrolling interests’ equity in subsidiaries.

Earnings Per Share

Earnings per share are computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (ASC 260). Basic per share information is computed by dividing the relevant amounts from the condensed consolidated statements of income by the weighted-average number of shares outstanding during the period. Diluted per share information is computed, using the treasury stock method, by dividing the relevant amounts from the condensed consolidated statements of income by the weighted-average number of shares outstanding plus dilutive potential shares.

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of shares outstanding for basic per share calculation	17,971,352	17,881,228	17,951,986	17,843,869
Effect of dilutive potential shares:
Options	6,001	6,256	5,820	5,111
Nonvested stock	105,630	88,821	49,111	118,508
Contingent Shares	34,001	—	34,001	—

Adjusted weighted average shares for diluted per share calculation	18,116,984	17,976,305	18,040,918	17,967,488

3. Acquisitions and Disposals

Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired one LTACH, ten homecare entities and two hospice entities during the nine months ended September 30, 2009. As a result of the acquisitions, the Company maintains an ownership interest in the entities set forth below. The Company’s ownership percentages and the state of operations are in parentheses:

Southeast Louisiana HomeCare, LLC (75%, Louisiana)

Louisiana Extended Care Hospital of Kenner, LLC (75%, Louisiana)

Hospice of Central Arkansas, LLC (67%, Arkansas)

Marion Regional HomeCare, LLC (67%, Alabama)

Washington HomeCare and Hospice of Central Basin, LLC (100%, Washington)

East Alabama Medical Center HomeCare, LLC (75%, Alabama)

Kentucky HomeCare of Henderson, LLC (67%, Kentucky)

Northeast Washington Home Health, Inc. (80.1%, Washington)

Coosa Valley HomeCare, LLC (75%, Alabama)

Three Rivers HomeCare, LLC (75%, Oregon)

LHCG XV, LLC (100%, Louisiana)

The total purchase price of the acquisitions was $18.6 million, which was paid primarily in cash. The purchase price for Southeast Louisiana Homecare, LLC included a transfer of 25% noncontrolling interest in three of the Company’s wholly owned home health agencies. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows. In accordance with authoritative guidance, the transfer of a noncontrolling interest in three of the Company’s existing home health agencies as part of the consideration paid for Southeast Louisiana HomeCare, LLC was accounted for as an equity transaction, resulting in the Company recognizing additional paid in capital of $181,000.

The Company recognized goodwill of $15.5 million, including $3.5 million of noncontrolling goodwill, related to the acquisitions. The Company expects its portion of goodwill to be fully tax deductible. Goodwill was assigned to the home-based segment and the facility based segment in the amounts of $15.1 million and $455,000, respectively.

The following table summarizes the consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired.

Consideration (in thousands)
Cash	$17,238
Equity instruments (the Company exchanged a noncontrolling ownership interest in three of its entities)	1,409

Fair value of total consideration transferred	$18,647

Acquisition-related costs (included in general and administrative expenses in the Company’s statements of income for the nine months ending September 30, 2009)	$643

Recognized amounts of identifiable assets acquired and liabilities assumed
Property, plant and equipment	$285
Trade name	6,368
Certificate of need/License	1,617
Other identifiable intangible assets	400

Total identifiable assets	$8,670

Noncontrolling interest	$5,527
Goodwill, including noncontrolling interest of ($3.5 million)	$15,504

The fair value of the acquired intangible assets is preliminary pending receipt of the final valuations of those assets.

In 2008, one of the Company’s acquisitions contained contingent consideration to the seller that may be settled in shares of the Company’s stock one year after the acquisition date. The number of shares that may be issued is contingent upon the acquired Company achieving certain financial measurements in the year after the acquisition. During the three months ended September 30, 2009, the Company recorded $1.9 million of additional purchase price related to the contingent consideration as the Company achieved the required financial measurements. $950,000 of the additional purchase price was paid in cash and the remaining $950,000 is recorded as a liability as the number of the shares cannot be determined until they are issued during the first quarter of 2010.

One of the acquisitions during 2008 included operations which are not core to the operations of the Company. During the first quarter of 2009, the Company began marketing these operations and intends to sell them within the next twelve months. The Company allocated $450,000 to home-based services goodwill related to the non-core operations. As of September 30, 2009, the Company determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” (ASC Topic 205-20-45) has

been met, and accordingly, the Company has classified $450,000 as assets held for sale on the consolidated balance sheet as of September 30, 2009. The operations for the nine months ended September 30, 2009 are included in loss from discontinued operations.

During the nine months ended September 30, 2009, the Company settled the working capital amounts acquired on several of the 2008 acquisitions. An additional $293,000 was paid in cash on 2008 acquisitions related to the settlements. An additional $750,000 was recognized as goodwill and a deferred tax liability related to the settlement of the working capital.

In September 2009, the Company sold its outpatient rehabilitation clinic. The sale generated a loss of $23,000, which was recognized in the third quarter of 2009. The results of operations related to the clinic are included in discontinued operations in the Company’s condensed consolidated statements of income.

The following table provides financial results of discontinued operations for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net service revenue	$454	$176	$1,507	$493
Costs of services and G&A expenses	(547)	(224)	(1,842)	(1,181)

Loss from discontinued operations before noncontrolling interest and income taxes	(93)	(48)	(335)	(688)
Income tax benefit	36	18	124	175

Loss from discontinued operations net of income tax benefit	(57)	30	(211)	(513)
Less loss from discontinued operations attributable to noncontrolling interest	0	0	0	(241)

Loss from discontinued operations attributable to LHC Group Inc.’s common stockholders	$(57)	$(30)	$(211)	$(272)

4. Goodwill and Intangibles

The changes in recorded goodwill by segment for the nine months ended September 30, 2009 were as follows:

Nine Months Ended September 30, 2009
(in thousands)
Home-based services segment:
Balance at December 31, 2008	$107,108
Goodwill from acquisitions	11,745
Goodwill related to noncontrolling interest	3,304
2008 acquisition adjustments	204
Settlement of 2008 acquisition payments	2,440
Goodwill classified as held for sale	(450)

Balance at September 30, 2009	$124,351

Facility-based services segment:
Balance at December 31, 2008	$5,464
Goodwill from acquisitions	299
Goodwill related to noncontrolling interest	156
Goodwill acquired from redemption of noncontrolling interest	15

Balance at September 30, 2009	$5,934

Consolidated balance at September 30, 2009	$130,285

In 2008, the Company purchased two home health agency provider numbers in Ohio for $542,000 and obtained approval from the State of Ohio to move the provider numbers to a new service area. In February 2009, the Centers for Medicare and Medicaid Services (“CMS”) denied the Company’s change of ownership for the provider numbers because the agency locations were moved outside of the allowed service area. Although the Company has re-applied for and received the new provider numbers for these home health agencies, the purchased provider numbers no longer have value. Therefore, the Company has recognized a $542,000 impairment expense in other non-operating (loss) income on the Company’s Condensed Consolidated Statements of Income for the nine months ended September 30, 2009.

The following table summarizes the changes in intangible assets during nine months ended September 30, 2009.

	Trade Names	Certificate of Need/License	Other Intangibles	Total
Balance at December 31, 2008	$27,233	$2,001	$741	$29,975
Additions	6,368	1,617	400	8,385
2008 Acquisition Adjustments	119	542	—	661
License Impairment	—	(542)		(542)
Amortization	—	—	(354)	(354)

Balance at September 30, 2009	$33,720	$3,618	$787	$38,125

Other intangible assets of $37.2 million, net of accumulated amortization, related to the home-based services segment and $922,000 related to the facility-based services segment as of September 30, 2009.

5. Credit Arrangements

The Company’s Credit Facility with Capital One, National Association, which was amended on June 19, 2009, provides for a maximum aggregate principal borrowing of $75.0 million. The Credit Facility, which is scheduled to expire on June 10, 2012, is unsecured and has a letter of credit sublimit of $2.5 million. In September 2009, the Company issued a $700,000 letter of credit as collateral on the Company’s workers compensation insurance. The annual facility fee is 0.25% of the total availability. The interest rate for borrowings under the Credit Facility is a function of the prime rate (Base Rate) subject to a floor or the Eurodollar rate (Eurodollar) subject to a floor, as elected by the Company, plus the applicable margin based on the Leverage Ratio as defined in the Credit Facility. Other than the letter of credit, no amounts were outstanding on this facility at September 30, 2009.

The Company’s Credit Facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to the Company’s business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the Credit Facility, the Company is also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth, leverage and minimum asset coverage ratios. At September 30, 2009, the Company was in compliance with all covenants.

The Company’s Credit Facility also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving the Company or any subsidiary guarantor, and the failure to comply with certain covenants.

6. Stockholders’ Equity

Share Based Compensation

On January 20, 2005, the board of directors and stockholders of the Company approved the 2005 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for 1,000,000 shares of common stock that may be issued or transferred pursuant to awards made under the plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the compensation committee of the board of directors. The compensation committee will determine the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of our common stock as of the date of grant.

Also on January 20, 2005, the 2005 Director Compensation Plan was adopted. The shares issued under our 2005 Director Compensation Plan are issued from the 1,000,000 shares reserved for issuance under our Incentive Plan.

Stock Options

As of September 30, 2009, 19,000 options were issued and exercisable. During the nine months ended September 30, 2009 and 2008, no options were exercised, forfeited or granted.

Nonvested Stock

During the nine months ended September 30, 2009, 14,000 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. All of these shares vest one year from the grant date. During the nine months ended September 30, 2009, 220,483 nonvested shares were granted to employees pursuant to the Incentive Plan. All of these shares vest over a five year period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair value of nonvested shares granted during the nine months ended September 30, 2009 was $19.93.

The following table represents the nonvested stock activity for the nine months ended September 30, 2009:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding at December 31, 2008	306,406	$22.45
Granted	234,483	$19.93
Vested	(74,830)	$21.06
Forfeited	(5,848)	$19.40

Nonvested shares outstanding at September 30, 2009	460,211	$21.65

As of September 30, 2009, there was $7.6 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 3.5 years. The total fair value of shares vested in the nine months ended September 30, 2009 and 2008 was $1.6 million and $1.0 million, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $1.8 million and $1.4 million of compensation expense related to nonvested stock grants in the nine months ended September 30, 2009 and 2008, respectively.

Employee Stock Purchase Plan

The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95 percent of the market price on the last day of the calendar quarter. There are 250,000 shares reserved for the plan.

The Company issued 4,076 shares of common stock under the plan at a per share price of $34.20 during the three months ended March 31, 2009, 6,420 shares of common stock under the plan at a per share price of $21.17 during the three months ended June 30, 2009 and 8,632 shares of common stock under the plan at a per share price of $21.10 during the three months ended September 30, 2009. As of September 30, 2009 there were 183,895 shares available for future issuance.

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

The Company is subject to various routine and non-routine governmental reviews, audits and investigations. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the health care industry, including referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers. Violation of the laws governing the Company’s operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, termination of the Company’s rights to participate in federal and state-sponsored programs and suspension or revocation of the Company’s licenses.

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

On April 14, 2009, the Company filed a Current Report on Form 8-K regarding a qui tam lawsuit filed in Tennessee entitled United States of America ex rel Sally Christine Summers v. LHC Group, Inc. claiming a violation of the False Claims Act at a single agency. On June 11, 2009, the Company filed a Current Report on Form 8-K, reporting the district court’s order dismissing the case. Summers’ counsel is now appealing the court’s dismissal, and the Company continues to respond as necessary and appropriate.

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

9. Segment Information

The Company’s segments consist of home-based services and facility-based services. Home-based services include home nursing services and hospice services. Facility-based services include long-term acute care services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended September 30, 2009
	Home-Based Services	Facility-Based Services	Total
	(in thousands)
Net service revenue	$116,746	$15,745	$132,491
Cost of service revenue	59,621	9,621	69,242
Provision for bad debts	1,232	(160)	1,072
General and administrative expenses	39,258	4,532	43,790

Operating income	16,635	1,752	18,387

Interest expense	(18)	(2)	(20)
Non-operating income	45	6	51

Income from continuing operations before income taxes and noncontrolling interest	16,662	1,756	18,418
Noncontrolling interest	2,719	174	2,893

Income from continuing operations before income taxes	$13,943	$1,582	$15,525

Total assets	$256,942	$26,406	$283,348

	Three Months Ended September 30, 2008
	Home-Based Services	Facility-Based Services	Total
	(in thousands)
Net service revenue	$84,514	$13,477	$97,991
Cost of service revenue	39,385	7,822	47,207
Provision for bad debts	2,759	399	3,158
General and administrative expenses	28,227	3,010	31,237

Operating income	14,143	2,246	16,389

Interest expense	(113)	(19)	(132)
Non-operating income	58	18	76

Income from continuing operations before income taxes and noncontrolling interest	14,088	2,245	16,333
Noncontrolling interest	2,754	258	3,012

Income from continuing operations before income taxes	$11,334	$1,987	$13,321

Total assets	$194,672	$21,893	$216,565

	Nine Months Ended September 30, 2009
	Home-Based Services	Facility-Based Services	Total
	(in thousands)
Net service revenue	$343,702	$45,598	$389,300
Cost of service revenue	170,583	27,140	197,723
Provision for bad debts	4,068	(6)	4,062
General and administrative expenses	114,124	11,876	126,000

Operating income	54,927	6,588	61,515

Interest expense	(104)	(11)	(115)
Non-operating income (loss)	(365)	28	(337)

Income from continuing operations before income taxes and noncontrolling interest	54,458	6,605	61,063
Noncontrolling interest	9,820	1,021	10,841

Income from continuing operations before income taxes	$44,638	$5,584	$50,222

Total assets	$256,942	$26,406	$283,348

	Nine Months Ended September 30, 2008
	Home-Based Services	Facility-Based Services	Total
	(in thousands)
Net service revenue	$229,296	$41,910	$271,206
Cost of service revenue	109,145	23,958	133,103
Provision for bad debts	9,090	1,377	10,467
General and administrative expenses	77,508	10,389	87,897

Operating income	33,553	6,186	39,739

Interest expense	(276)	(89)	(365)
Non-operating income	703	188	891

Income from continuing operations before income taxes and noncontrolling interest	33,980	6,285	40,265
Noncontrolling interest	6,471	1,239	7,710

Income from continuing operations before income taxes	27,509	5,046	32,555

Total assets	$194,672	$21,893	$216,565

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after September 30, 2009;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the impact of the President’s budget proposal;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickbacks or other laws.

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

OVERVIEW

We provide post-acute health care services, through our home nursing agencies, hospices and long-term acute care hospitals. Our founders began operations in 1994 with one home nursing agency in Palmetto, Louisiana. Since then, we have grown to 269 service providers in 18 states: Louisiana, Mississippi, Arkansas, Alabama, Texas, Virginia, West Virginia, Kentucky, Florida, Georgia, Tennessee, Ohio, Missouri, North Carolina, Maryland, Washington, Oregon and Oklahoma as of September 30, 2009.

Segments

We operate in two segments for financial reporting purposes: home-based services and facility-based services. The percentage of net service revenue contributed from each reporting segment for the three months and nine months ended September 30, 2008 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Home-based services	88.1%	86.1%	88.3%	84.4%
Facility-based services	11.9%	13.9%	11.7%	15.6%

	100.0%	100.0%	100.0%	100.0%

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of September 30, 2009, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	223
Hospice	21
Diabetes Management	2
Private Duty	4
Specialty Services	3
Management Companies	4

257

Of our 257 home-based services locations, 135 are wholly-owned by us, 110 are majority-owned or controlled by us through joint ventures, eight are license lease arrangements and we manage the operations of the remaining four locations. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and development throughout the United States.

We provide facility-based services principally through our LTACHs. As of September 30, 2009 we owned and operated five LTACHS with eight locations, of which all but one are located within host hospitals. We also owned and operated two medical equipment locations, a health club and a pharmacy. Of these 12 facility-based services locations, four are wholly-owned by us and seven are majority-owned through joint ventures. We also manage the operations of one inpatient rehabilitation facility in which we have no ownership interest.

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

On July 30, 2009, CMS issued the calendar year 2010 proposed rule covering agency payment rates for home health services. The proposed rule provides for the following adjustments to the base rate: a 2.2% market basket increase, a 2.75% “case mix creep” decrease, and a 2.5% increase resulting from a modification to the current outlier policy. The new outlier policy proposes to cap outlier payments at 10% per agency and targets total aggregate outlier payments at 2.5% of total home health payments. The current aggregate target is 5.0% and there is no per agency limit. CMS also identified 1.81% in additional “coding creep,” leaving 6.89% in total cuts that could be implemented. The proposal lays out three scenarios for addressing the coding creep: 1) maintain the current 2.75% reduction for fiscal year 2010, 2) re-distribute it over two years (3.5% cut in both fiscal year 2010 and fiscal year 2011), or 3)accelerate the entire 6.89% in fiscal year 2010. Each of these scenarios would be offset by the 2.2% market basket increase and the 2.5% increase in the base rate for the outlier adjustment. This proposal goes into a 60-day comment period, and a final rule is expected out thereafter.

The United States Congress is currently working on legislation as part of the “Healthcare Reform” that could impact the amounts that we are paid by Medicare for services provided to Medicare eligible patients. As of the date of this filing, the legislation has not been finalized and thus we cannot estimate the impact of such potential changes but continue to monitor these actions closely.

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

On August 6, 2009 CMS released its Final Fiscal Year 2010 Medicare hospice wage index rule, which will increase hospice rates by 1.4% in FY 2010. The rate increase reflects a 2.1% increase in the hospital market basket, offset by a 0.7% decrease resulting from the phase out of the hospice wage index budget neutrality adjustment factor (BNAF). CMS is phasing out the BNAF reduction over 7 years, with a 10% BNAF reduction in fiscal year 2010 and successive 15% reductions from fiscal year 2011 through fiscal year 2016. The rule is effective October 1, 2009.

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

Another change to the LTACH PPS worth noting is the labor related share for rate year 2010 will relate to 75.559% of the standard federal rate compared to 75.662% of the standard federal rate for rate year 2009.

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

Office of Inspector General

The Office of Inspector General (“OIG”) has a responsibility to report both to the Secretary of the Department of Health and Human Services and to Congress any program and management problems related to programs such as Medicare. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. Each year, the OIG outlines areas it intends to study relating to a wide range of providers. In its fiscal year 2009 workplans, the OIG indicated its intent to study topics relating to, among others, home health, hospice and long-term care hospitals. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.

Results of Operations

Accounts Receivable and Allowance for Uncollectible Accounts

At September 30, 2009, the Company’s allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 12.7%, or $10.0 million, compared to 14.0% or $10.0 million at December 31, 2008.

The following table sets forth as of September 30, 2009, the aging of accounts receivable (based on the billing date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable:

	0-90	91-180	181-365	Over 365	Total
	(in thousands)
Payor
Medicare	$40,823	$9,581	$6,373	$1,381	$58,158
Medicaid	2,377	601	962	394	4,334
Other	12,144	2,570	1,320	216	16,250

Total	$55,344	$12,752	$8,655	$1,991	$78,742

Allowance as a percentage of receivables	5.7%	14.4%	38.0%	84.4%	12.7%

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

Consolidated Net Service Revenue

Consolidated net service revenue for the three months ended September 30, 2009 was $132.5 million, an increase of $34.5 million, or 35.2%, from $98.0 million for the three months ended September 30, 2008. Consolidated net service revenue for the nine months ended September 30, 2009 was $389.3 million, an increase of $118.1 million, or 43.5%, from $271.2 million for the nine months ended September 30, 2008.

Home-Based Services. Net service revenue for home-based services for the three months ended September 30, 2009 was $116.7 million, an increase of $32.2 million, or 38.1%, from $84.5 million for the three months ended September 30, 2008. Total admissions increased 52.2% to 21,485 during the current period, versus 14,113 for the same period in 2008. Average home-based patient census for the three months ended September 30, 2009, increased 29.5% to 28,150 patients as compared to 21,733 patients for the three months ended September 30, 2008.

Net service revenue for home-based services for the nine months ended September 30, 2009 was $343.7 million, an increase of $114.4 million, or 49.9%, from $229.3 million for the nine months ended September 30, 2008. Total admissions increased 44.2% to 59,368 during the nine months ended September 30, 2009, versus 41,168 for the same period in 2008. Average home-based patient census for the nine months ended September 30, 2009, increased 39.6% to 28,454 patients as compared with 20,386 patients for the nine months ended September 30, 2008.

As detailed in the table below, the increase in revenue is organic growth and the growth from our acquisitions subsequent to the period ending September 30, 2008.

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

The following table details the Company’s revenue growth and percentages for organic and total growth:

Three Months Ended September 30, 2009 (in thousands except census and episode data)

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth %	Acquired(4)	Total	Total Growth %
Revenue	$96,630	$1,517	$98,147	16.1%	$18,599	$116,746	38.1%
Revenue Medicare	$81,085	$1,239	$82,324	15.6%	$14,981	$97,305	36.6%
Average Census	23,745	450	24,195	11.3%	3,955	28,150	29.5%
Average Medicare Census	19,283	341	19,624	10.2%	2,862	22,486	26.3%
Episodes	33,230	851	34,081	13.3%	5,597	39,678	31.9%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Nine Months Ended September 30, 2009 (in thousands except census and episode data)

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth %	Acquired(4)	Total	Total Growth %
Revenue	$291,039	$2,354	$293,393	28.0%	$50,309	$343,702	49.9%
Revenue Medicare	$245,202	$2,024	$247,226	29.1%	$39,682	$286,908	49.9%
Average Census	24,075	418	24,493	20.1%	3,961	28,454	39.6%
Average Medicare Census	19,789	318	20,107	22.5%	2,761	22,868	39.4%
Episodes	104,846	1,102	105,948	24.4%	12,100	118,048	38.6%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Facility-Based Services. Net service revenue for facility-based services for the three months ended September 30, 2009, increased $2.2 million, or 16.3%, to $15.7 million compared to $13.5 million for the three months ended September 30, 2008. Patient days increased to 13,043 in the three months ended September 30, 2009 compared to 10,930 in the three months ended September 30, 2008. Patient acuity also increased during the three months ended September 30, 2009 compared to September 30, 2008.

Net service revenue for facility-based services for the nine months ended September 30, 2009, increased $3.7 million, or 8.8%, to $45.6 million compared to $41.9 million for the nine months ended September 30, 2008. Patient days increased to 37,904 in the nine months ended September 30, 2009 compared to 34,262 in the nine months ended September 30, 2008. Patient acuity also increased during the nine months ended September 30, 2009 compared to September 30, 2008.

Cost of Service Revenue

Cost of service revenue for the three months ended September 30, 2009 was $69.2 million, an increase of $22.0 million, or 46.6%, from $47.2 million for the three months ended September 30, 2008. Cost of service revenue represented approximately 52.3% and 48.2% of our net service revenue for the three months ended September 30, 2009 and 2008, respectively.

Cost of service revenue for the nine months ended September 30, 2009 was $197.7 million, an increase of $64.6 million, or 48.5%, from $133.1 million for the nine months ended September 30, 2008. Cost of service revenue represented approximately 50.8% and 49.1% of our net service revenue for the three months ended September 30, 2009 and 2008, respectively.

Home-Based Services. Cost of home-based service revenue for the three months ended September 30, 2009 was $59.6 million, an increase of $20.2 million, or 51.3%, from $39.4 million for the three months ended September 30, 2008. Cost of home-based service revenue for the nine months ended September 30, 2009 was $170.6 million, an increase of $61.5 million, or 56.3%, from $109.1 million for the nine months ended September 30, 2008.

The following table summarizes cost of service revenue (amounts in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2009			2008		2009			2008
Salaries, wages and benefits	$51,247	43.9	%(1)	$33,386	39.5%	$146,237	42.5	%(1)	$93,089	40.6%
Transportation	3,908	3.3%		2,961	3.5%	11,395	3.3%		8,033	3.5%
Supplies and services	4,466	3.8%		3,038	3.6%	12,951	3.8%		8,023	3.5%

	$59,621	51.0%		$39,385	46.6%	$170,583	49.6%		$109,145	47.6%

(1)	Percentage of home-based net service revenue

The increase in salaries, wages and benefits for the three and nine months ended September 30, 2009 compared to the same periods in 2008 relate to an increase in visits per episodes for both Registered Nurses and Physical Therapists.

Facility-Based Services. Cost of facility-based service revenue for the three months ended September 30, 2009 was $9.6 million, an increase of $1.8 million, or 23.0%, from $7.8 million for the three months ended September 30, 2008. Cost of facility-based service revenue for the nine months ended September 30, 2009 was $27.1 million, an increase of $3.1 million, or 12.9%, from $24.0 million for the nine months ended September 30, 2008.

The following table summarizes cost of service revenue (amounts in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2009			2008		2009			2008
Salaries, wages and benefits	$5,850	37.2	%(1)	$5,029	37.3%	$16,601	36.4	%(1)	$15,173	36.2%
Transportation	35	0.2%		48	0.4%	115	0.3%		221	0.5%
Supplies and services	3,736	23.7%		2,745	20.4%	10,424	22.9%		8,564	20.4%

	$9,621	61.1%		$7,822	58.1%	$27,140	59.6%		$23,958	57.1%

(1)	Percentage of facility-based net service revenue

The increase in cost of facility-based service revenue relates to the increase in supplies and services as a percentage of facility-based net service revenue. The increase in supplies and services relates to the increase in patient acuity during the periods ending September 30, 2009 compared to the same periods in 2008.

Provision for Bad Debts

Provision for bad debts for the three months ended September 30, 2009 was $1.1 million, a decrease of $2.1 million, from $3.2 million for the three months ended September 30, 2008. For the three months ended September 30, 2009, the provision for bad debts was approximately 1.0% of net service revenue compared to 3.2% for the same period in 2008.

Provision for bad debts for the nine months ended September 30, 2009 was $4.1 million, a decrease of $6.4 million, from $10.5 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, the provision for bad debts was approximately 1.0% of net service revenue compared to 3.9% for the same period in 2008.

Throughout 2008, the Company increased collection efforts, increased cash collections and reduced overall receivables and days sales outstanding. These changes resulted in lower bad debt expense as a percentage of net service revenue at year end December 31, 2008, which continued throughout the nine months ending September 30, 2009.

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

General and administrative expenses for the three months ended September 30, 2009 were $43.8 million, an increase of $12.6 million or 40.4%, compared to $31.2 million for the three months ended September 30, 2008. General and administrative expenses as a percent of net service revenue was 33.1% and 31.9% for the three months ended September 30, 2009 and 2008.

General and administrative expenses for the nine months ended September 30, 2009 were $126.0 million, an increase of $38.1 million or 43.3%, compared to $87.9 million for the nine months ended September 30, 2008. General and administrative expenses as a percent of net service revenue was 32.5% for the nine months ended September 30, 2009 and 32.4% for the nine months ended September 30, 2008.

Home-Based Services. General and administrative expenses in the home-based services for the three months ended September 30, 2009 were $39.3 million, an increase of $11.1 million or 39.4% from $28.2 million for the three months ended September 30, 2008. General and administrative expenses in the home-based services segment represented approximately 33.6% and 33.5% of net service revenue for the three months ended September 30, 2009 and 2008, respectively.

General and administrative expenses in the home-based services for the nine months ended September 30, 2009 were $114.1 million, an increase of $36.6 million or 47.2% from $77.5 million for the nine months ended

September 30, 2008. General and administrative expenses in the home-based services segment represented approximately 33.2% and 33.8% of net service revenue for the nine months ended September 30, 2009 and 2008, respectively.

Facility-Based Services. General and administrative expenses in the facility-based services for the three months ended September 30, 2009 were $4.5 million, an increase of $1.5 million or 50.0% from $3.0 million for the three months ended September 30, 2008. General and administrative expenses in the facility-based services segment as a percentage of net service revenue were 28.8% and 22.3% for the three months ended September 30, 2009 and 2008, respectively.

General and administrative expenses in the facility-based services for the nine months ended September 30, 2009 and 2008 were $11.9 million, an increase of $1.5 million or 14.4% from $10.4 million for the nine months ended September 30, 2008. General and administrative expenses in the facility-based services segment as a percentage of net service revenue was 26.1% and 24.8% for the three months ended September 30, 2009 and 2008, respectively.

Income Tax Expense

The effective tax rates for the three months ended September 30, 2009 and 2008 were 36.3% and 39.5% of income from continuing operations attributable to LHC Group, Inc., respectively.

The effective tax rate for the nine months ended September 30, 2009 and 2008 was 37.5% and 38.6% of income from continuing operations attributable to LHC Group, Inc., respectively.

The decrease in the effective tax rate relates to the realization of the tax benefit on the net operating loss, on one of the Company’s joint ventures, which was fully reserved throughout 2008.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $3.0 million for the three months ended September 30, 2009 and 2008. Noncontrolling interest represented 2.2% and 3.1% of net service revenue for the three months ended September 30, 2009 and 2008, respectively.

Net income attributable to noncontrolling interest increased $3.3 million to $10.8 million for the nine months ended September 30, 2009 from $7.5 million for the nine months ended September 30, 2008. Noncontrolling interest represented 2.8% of net service revenue for the nine months ended September 30, 2009 and 2008. The increase in net income attributable to noncontrolling interest relates to an increase in the Company’s number of joint ventures throughout 2008 as well an increase in the income from operations related to the joint ventures.

Discontinued Operations

One of the companies acquired during 2008 included operations which are not core to the operations of the Company. During the first quarter of 2009, the Company began marketing these operations and intends to sell them within the next twelve months. The Company allocated $450,000 to home-based services goodwill related to the operations. As of September 30, 2009, the Company determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (ASC 205), has been met, and accordingly, the Company has classified $450,000 as assets held for sale on the consolidated balance sheet as of September 30, 2009. The operations for the nine months ended September 30, 2009 are included in discontinued operations.

In September 2009, the Company sold its outpatient rehabilitation clinic. The sale generated a loss of $23,000, which was recognized in the third quarter of 2009. The results of operations related to the clinic and the loss are included in discontinued operations in the Company’s condensed consolidated statements of income.

Discontinued operations for the three and nine months ending September 30, 2008 include the operations of the Company’s critical access hospital, which was sold on July 1, 2007.

The following table provides financial results of discontinued operations for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net service revenue	$454	$176	$1,507	$493
Costs of services and G&A expenses	(547)	(224)	(1,842)	(1,181)

Loss from discontinued operations before noncontrolling interest and income taxes	(93)	(48)	(335)	(688)
Income tax benefit	36	18	124	175

Loss from discontinued operations net of income tax benefit	(57)	30	(211)	(513)
Less loss from discontinued operations attributable to noncontrolling interest	0	0	0	(241)

Loss from discontinued operations attributable to LHC Group Inc.’s common stockholders	$(57)	$(30)	$(211)	$(272)

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

The following table summarizes changes in cash (amounts in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash provided by operating activities	$34,784	$59,434
Cash used in investing activities	(24,605)	(44,818)
Cash used in financing activities	(11,182)	(4,620)

Change in cash	(1,003)	9,996
Cash and cash equivalents at beginning of period	3,511	1,155

Cash and cash equivalents at end of period	$2,508	$11,151

Operating cash flows decreased $24.7 million during the nine months ended September 30, 2009. At September 30, 2009, the Company had working capital of $45.6 million compared to $32.1 million at December 31, 2008, an increase of $13.5 million, or 42.1%. The change in operating cash flow and working capital primarily related to tax payments. As a result of the Hurricanes Ike and Gustav, estimated federal tax payments as well as those for most states, including Louisiana, were deferred until January 2009. The Company paid $8.5 million on January 3, 2009 related to these deferred payments which reduced operating cash flows in the nine months ended September 30, 2009.

Investing cash outflows decreased $20.2 million during the nine months ended September 30, 2009. Cash outflows for the nine months ended September 30, 2009 included $18.5 million for acquisitions compared to $40.0 million for the nine months ended September 30, 2008.

Financing cash outflows were increased $6.6 million during the nine months ended September 30, 2009. The increase relates to a $4.3 million increase in noncontrolling interest distributions during the nine months ended September 30, 2009.

Days sales outstanding at September 30, 2009, was 48 days compared to 52 days at September 30, 2008.

Indebtedness

Our total long-term indebtedness was $4.6 million at September 30, 2009 and $5.1 million at December 31, 2008, including the current portions of $427,000 and $583,000, respectively.

The Company’s Credit Facility with Capital One, National Association, which was amended on June 19, 2009, provides for a maximum aggregate principal borrowing of $75.0 million. The Credit Facility, which is scheduled to expire on June 10, 2012, is unsecured and has a letter of credit sublimit of $2.5 million. In September 2009, the Company issued a $700,000 letter of credit as collateral on the Company’s workers compensation insurance. The annual facility fee is 0.25% of the total availability. The interest rate for borrowings under the Credit Facility is a function of the prime rate (Base Rate) subject to a floor or the Eurodollar rate (Eurodollar) subject to a floor, as elected by the Company, plus the applicable margin set forth below, which is based on the Leverage Ratio as defined in the Credit Facility. Other than the letter of credit, no amounts were outstanding on this facility as of September 30, 2009.

Leverage Ratio	Eurodollar Margin	Base Rate Margin
<1.00:1.00	2.25%	0.50%
>1.00:1.00<1.50:1.00	2.50%	0.75%
>1.50:1.00<2.00:1.00	2.75%	1.00%
>2.00:1.00	3.00%	1.25%

The Company’s Credit Facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to the Company’s business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the Credit Facility, the Company is also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth, leverage and minimum asset coverage ratios. At September 30, 2009, the Company was in compliance with all covenants.

Our Credit Facility also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.

In February 2008, the Company entered into a loan agreement with Capital One, National Association (“Capital One”) for a term note in the amount of $5.1 million for the purchase of a 1999 Cessna 560 aircraft. The aircraft is collateral for the term note, which is payable in 83 monthly installments of principal ($28,056) plus interest commencing on March 6, 2008 followed by one balloon installment on February 6, 2015 of $2.7 million. The term note bears interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9 percent (2.2% at September 30, 2009).

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

As of September 30, 2009, we had cash of $2.5 million. Cash in excess of requirements remains in the Company’s non-interest bearing checking account. As provided by the Stimulus Package all cash limits associated with non-interest bearing checking accounts are fully insured by the Federal Insurance Deposit Corporation through December 31, 2009.

Our exposure to market risk relates to changes in interest rates for borrowings under the Company’s Credit Facility. The Credit Facility is a revolving credit facility and, as such, the Company borrows, repays and re-borrows amounts as needed, changing the average daily balance outstanding under the facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the Credit Facility would have increased interest expense $2,000 for the nine months ended September 30, 2009.

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

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective disclosure controls and procedures at the reasonable assurance level as of September 30, 2009.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the period ending September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 14, 2009, the Company filed a Current Report on Form 8-K regarding a qui tam lawsuit filed in Tennessee entitled United States of America ex rel Sally Christine Summers v. LHC Group, Inc. claiming a violation of the False Claims Act at a single agency. On June 11, 2009, the Company filed a Current Report on Form 8-K, reporting the district court’s order dismissing the case. Summers’ counsel is now appealing the court’s dismissal, and the Company continues to respond as necessary and appropriate.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.1 to the Form 8-K on January 4, 2008).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005 and to the form 8-K on January 4, 2008, respectively).

4.3	Form of Stockholder Protection Rights Agreement, between LHC Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Form 8-K on March 11, 2008).

10.1	Employment Agreement by and between LHC Group, Inc. and John L. Indest dated September 14, 2009.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LHC GROUP, INC.

Date November 4, 2009	/s/ Peter J. Roman
Peter J. Roman
Executive Vice President and Chief Financial Officer