Form 10-Q
period 2010-03-31
LHC Group, Inc
filed 2010-05-07
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of common stock, par value $0.01, outstanding as of May 4, 2010: 18,787,259 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$17,256	$394
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $8,959 and $8,262, respectively	73,207	73,651
Other receivables	2,462	3,850
Amounts due from governmental entities	911	1,184

Total receivables, net	76,580	78,685
Deferred income taxes	5,483	4,370
Prepaid income taxes	—	3,131
Prepaid expenses and other current assets	8,104	8,798

Total current assets	107,423	95,378
Property, building and equipment, net of accumulated depreciation of $16.4 million and $15.0, respectively	21,784	21,361
Goodwill	142,659	139,474
Intangible assets, net	49,078	46,851
Other assets	2,156	3,169

Total assets	$323,100	$306,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	18,136	20,873
Salaries, wages, and benefits payable	30,459	22,521
Amounts due to governmental entities	3,208	3,208
Income taxes payable	2,137	—
Current portion of long-term debt	387	387

Total current liabilities	54,327	46,989
Deferred income taxes	13,378	12,475
Revolving Credit Facility	—	5,723
Long-term debt, less current portion	4,012	4,096
Other long-term obligations	1,540	1,567

Total liabilities	73,257	70,850
Noncontrolling interest — redeemable	13,912	13,823
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 21,114,983 and 20,967,418 shares issued and 18,113,034 and 17,990,685 shares outstanding, respectively	181	179
Treasury stock — 3,001,949 and 2,976,733 shares at cost, respectively	(4,286)	(3,513)
Additional paid-in capital	89,004	86,310
Retained earnings	149,861	138,196

Total LHC Group, Inc. stockholders’ equity	234,760	221,172
Noncontrolling interest — non-redeemable	1,171	388

Total equity	235,931	221,560

Total liabilities and equity	$323,100	$306,233

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net service revenue	$145,883	$124,457
Cost of service revenue	74,710	62,095

Gross margin	71,173	62,362
Provision for bad debts	2,059	1,183
General and administrative expenses	45,767	38,805

Operating income	23,347	22,374
Interest expense	(24)	(59)
Non-operating income (loss)	29	(460)

Income from continuing operations before income taxes and noncontrolling interest	23,352	21,855
Income tax expense	7,510	6,760

Income from continuing operations	15,842	15,095
Loss from discontinued operations (net of income tax benefit of $21)	—	32

Net income	15,842	15,063
Less net income attributable to noncontrolling interests	4,218	3,982

Net income attributable to LHC Group, Inc.	11,624	11,081
Redeemable noncontrolling interest	41	28

Net income available to LHC Group, Inc.’s common stockholders	$11,665	$11,109

Earnings per share — basic and diluted:
Income from continuing operations attributable to LHC Group, Inc.	$0.64	$0.62
Loss from discontinued operations, attributable to LHC Group, Inc.	—	—

Net income attributable to LHC Group, Inc.	0.64	0.62
Redeemable noncontrolling interest	—	—

Net income available to LHC Group, Inc.’s common stockholders	$0.64	$0.62

Weighted average shares outstanding:
Basic	18,041,563	17,924,238
Diluted	18,179,013	17,991,618

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands except share data )

(Unaudited)

	LHC Group, Inc.						Non-controlling Interest Non Redeemable	Total Equity	Non-controlling Interest Redeemable	Net Income
	Common Stock				Additional Paid-In Capital	Retained Earnings
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2009	$179	20,967,418	$(3,513)	(2,976,733)	$86,310	$138,196	$388	$221,560	$13,824
Net income	—	—	—	—	—	11,624	447	12,071	3,771	15,842

Transfer of noncontrolling interest	—	—	—	—	—	—	684	684	(684)
Acquired noncontrolling interest	—	—	—	—	—	—	—	—	301
Noncontrolling interest distributions	—	—	—	—	—	—	(348)	(348)	(3,300)
Stock Issued for acquisition	2	29,988	—	—	948	—	—	950	—
Stock option exercise	—	4,000	—	—	74	—	—	74	—
Nonvested stock compensation	—	—	—	—	942	—	—	942	—
Issuance of vested restricted stock	—	107,659	—	—	—	—	—		—
Treasury shares redeemed to pay income tax	—	—	(773)	(25,216)	—	—	—	(773)	—
Excess tax benefits — vesting nonvested stock	—	—	—	—	541		—	541	—
Issuance of common stock under Employee Stock Purchase Plan	—	5,918	—	—	189	—	—	189
Recording noncontrolling interest in joint venture at redemption value	—	—	—	—	—	41	—	41

Balances at March 31, 2010	$181	21,114,983	$(4,286)	(3,001,949)	$89,004	$149,861	$1,171	$235,931	$13,912

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$15,842	$15,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,534	1,118
Provision for bad debts	2,059	1,183
Stock-based compensation expense	942	457
Deferred income taxes	(210)	853
Loss on impairment of intangible assets	—	542
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(1,000)	(5,496)
Prepaid expenses and other assets	1,946	184
Income taxes payable	5,268	(5,715)
Accounts payable and accrued expenses	6,116	6,173
Net amounts due to governmental entities	273	630

Net cash provided by operating activities	32,770	14,992

Investing activities
Purchases of property, building and equipment	(1,770)	(1,857)
Cash paid for acquisitions, primarily goodwill and intangible assets	(5,479)	(8,170)

Net cash used in investing activities	(7,249)	(10,027)

Financing activities
Proceeds from line of credit	9,022	16,857
Payments on line of credit	(14,745)	(16,857)
Principal payments on debt	(84)	(119)
Payments on capital leases	(7)	(37)
Excess tax benefits from vesting of restricted stock	614	95
Proceeds from employee stock purchase plan	189	139
Noncontrolling interest distributions	(3,648)	(3,359)

Net cash used in financing activities	(8,659)	(3,281)

Change in cash	16,862	1,684
Cash at beginning of period	394	3,511

Cash at end of period	$17,256	$5,195

Supplemental disclosures of cash flow information
Interest paid	$24	$59

Income taxes paid	$1,912	$11,583

Supplemental disclosure of non-cash transactions:

During the three months ended March 31, 2010, the Company acquired a majority ownership in two entities and recorded $301,000 of noncontrolling interest related to the acquisitions.

During the three months ended March 31, 2010, the Company issued 29,988 shares, valued at $950,000, of the Company’s common stock as settlement of contingent consideration on one of the Company’s 2008 acquisitions. The shares were contingent upon the acquired company achieving certain financial measurements in the year after acquisition. The acquired company achieved the financial measurements and, therefore, the Company remitted the remaining contingent consideration valued at $950,000 to the seller.

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals (“LTACH”). As of the date of this report, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Louisiana, Mississippi, Arkansas, Alabama, Texas, Virginia, West Virginia, Kentucky, Florida, Georgia, Tennessee, Ohio, Missouri, North Carolina, Maryland, Washington, Oregon and Oklahoma. During the three months ending March 31, 2010, the Company acquired three home health agencies, one hospice and initiated operations at two home health agencies.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of March 31, 2010, the related condensed consolidated statements of income for the three months ended March 31, 2010 and 2009, condensed consolidated statement of changes in equity for the three months ended March 31, 2010, condensed consolidated statements of cash flows for the three months ended March 31, 2010 and related notes (collectively, these statements are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010, which includes information and disclosures not included herein.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended March 31,
	2010	2009
Equity joint ventures	51.0%	50.2%
Wholly-owned subsidiaries	45.0%	46.1%
License leasing arrangements	2.5%	2.1%
Management services	1.5%	1.6%

	100.0%	100.0%

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

Equity Joint Ventures

The Company’s joint ventures are structured as limited liability companies in which the Company typically owns a majority equity interest ranging from 51% to 90%. The members of the Company’s equity joint ventures participate in profits and losses in proportion to their equity interests. The Company consolidates these entities as the Company has the obligation to absorb losses of the entities and the right to receive benefits from the entities and generally has voting control over the entities.

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

The following table sets forth the percentage of net service revenue earned by category of payor for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
Payor:
Medicare	81.1%	82.9%
Medicaid	3.5%	3.7%
Other	15.4%	13.4%

	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
Home-based services	88.2%	87.9%
Facility-based services	11.8%	12.1%

	100.0%	100.0%

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

Hospice payments are also subject to an inpatient cap and an overall payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors our limits on a program-by-program basis. The Company has not received notification that any of our hospices have exceeded the cap on inpatient care services during 2009 or 2010 to date.

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

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. We believe the credit risk associated with our Medicare accounts, which represent 68.2% and 70.5% of our patient accounts receivable at March 31, 2010 and December 31, 2009, respectively, is limited due to (i) our historical collection rate of over 98% from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

Other Significant Accounting Policies

Earnings Per Share

Basic per share information is computed by dividing the relevant amounts from the condensed consolidated statements of income by the weighted-average number of shares outstanding during the period, under the treasury stock method. Diluted per share information is also computed using the treasury stock method, by dividing the relevant amounts from the condensed consolidated statements of income by the weighted-average number of shares outstanding plus dilutive potential shares.

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended March 31,
	2010	2009
Weighted average number of shares outstanding for basic per share calculation	18,041,563	17,924,238
Effect of dilutive potential shares:
Options	6,530	6,058
Nonvested stock	130,920	61,322

Adjusted weighted average shares for diluted per share calculation	18,179,013	17,991,618

For the three month periods ended March 31, 2010 and 2009, there were 142,065 and 235,483 nonvested shares of stock, respectively, that were anti-dilutive.

Recent Accounting Pronouncements

In 2009, the Financial Accounting Standards Board issued new accounting guidance that amends the evaluation criteria used to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The Company adopted the guidance as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.

3. Acquisitions and Disposals

Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired three home health entities and one hospice entity during the three months ended March 31, 2010. As a result of the acquisitions, the Company maintains an ownership interest in the entities set forth below.

Acquired Entity	Ownership Percentage	State of Operations	Acquisition Date
Preston Memorial HomeCare, LLC	75%	West Virginia	January 1, 2010
Access Hospice, LLC	100%	Missouri	January 1, 2010
HMC Home Health, LLC	75%	Tennessee	February 1, 2010
Northwest Georgia Home Health, LLC	100%	Georgia	March 1, 2010

Each of the acquisitions was accounted for under the acquisition method of accounting, and accordingly, the accompanying condensed consolidated financial statements include the results of operations of each acquired entity from the date of acquisition.

The Company’s home-based segment recognized goodwill of $3.1 million, including $158,000 of noncontrolling goodwill, related to the acquisitions. The Company expects its portion of goodwill to be fully tax deductible.

The following table summarizes the consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired.

Consideration (in thousands)
Cash	$5,443
Working capital	50

Fair value of total consideration transferred	$5,493

Acquisition-related costs (included in general and administrative expenses)	$98

Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	$1,878
Certificate of need/license	308
Other identifiable intangible assets	220
Other assets	247

Total identifiable assets	$2,653

Noncontrolling interest	$301
Goodwill, including noncontrolling interest of $158,000	$3,141

Trade names, certificates of need and licenses are indefinite-lived assets and, therefore, not subject to amortization. The other identifiable assets include non-compete agreements that are amortized over the life of the agreements, ranging from two to five years. The fair value of the acquired intangible assets is preliminary pending the final valuations of those assets.

One of the Company’s 2009 acquisitions, provided for up to $2.5 million in contingent consideration to be paid to the seller if certain financial measurements are achieved. The fair value of the contingent consideration recognized on the acquisition date was $1.7 million. The fair value of the contingent consideration was estimated using the income approach based on financial projections of the acquired company. The projected cash flows were discounted using a discount rate of LIBOR plus 100 basis points, which the Company believes is appropriate and is representative of a market participant assumption. During the three months ended March 31, 2010, the Company revalued the contingent consideration using the same fair value techniques, and increased its fair value to $1.8 million. The fair value measurement is based on significant inputs not observable in the market and thus represent a Level 3 fair value measurement.

During the first quarter of 2010, certain noncontrolling interest holders redeemed their interest in one of the Company’s joint ventures, resulting in a cash payment of approximately $36,000. In connection with the partial redemption, the Company decreased noncontrolling interest redeemable by approximately $41,000 and increased retained earnings by the same amount, representing the fair value at December 31, 2009 of the shares converted during the first quarter of 2010. Simultaneously, the Company recorded goodwill of $36,000, which is not deductible for income tax purposes, to represent the value of the noncontrolling interest redeemed. As of March 31, 2010, all noncontrolling interest associated with the joint venture was redeemed.

In September 2009, the Company sold its outpatient rehabilitation clinic. The sale generated a loss of $22,000, which was recognized in the third quarter of 2009. The results of operations related to the clinic are included in discontinued operations in the Company’s condensed consolidated statement of income for the three months ended March 31, 2009. There was no activity related to the outpatient rehabilitation clinic during the three months ended March 31, 2010.

The following table provides financial results of discontinued operations for the three months ended March 31, 2009 (amounts in thousands):

Three months Ended March 31, 2009
Net service revenue	$165
Costs of services and G&A expenses	(218)

Loss from discontinued operations before income taxes	(53)
Income tax benefit	21

Loss from discontinued operations attributable to LHC Group Inc.’s common stockholders	$(32)

4. Goodwill and Intangibles

The changes in recorded goodwill by segment for the three months ended March 31, 2010 were as follows (amounts in thousands):

Three Months Ended March 31, 2010
Home-based services segment:
Balance at beginning of period	$133,909
Goodwill from acquisitions	2,983
Goodwill related to noncontrolling interest	158
Other adjustments	8

Balance at March 31, 2010	$137,058

Facility-based services segment:
Balance at beginning of period	$5,565
Goodwill acquired from redemption of noncontrolling interest	36

Balance at March 31, 2010	$5,601

Consolidated balance at March 31, 2010	$142,659

The following table summarizes the changes in intangible assets during the three months ended March 31, 2010 (amounts in thousands):

	Trade Names	Certificate of Need/License	Other Intangibles	Total
Balance at December 31, 2009	$40,305	$5,533	$1,013	$46,851
Additions	1,878	308	220	2,406
Amortization			(179)	(179)

Balance at March 31, 2010	$42,183	$5,841	$1,054	$49,078

Intangible assets of $48.1 million, net of accumulated amortization, related to the home-based services segment and $940,000 related to the facility-based services segment as of March 31, 2010.

5. Stockholders’ Equity

During the three months ended March 31, 2010, the Company issued 29,988 shares of the Company’s common stock as settlement of contingent consideration on one of the Company’s 2008 acquisitions. The shares were contingent upon the acquired company achieving certain financial measurements in the year after acquisition. The acquired company achieved the financial measurements and, therefore, the Company remitted the remaining contingent consideration valued at $950,000.

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

Stock Options

As of March 31, 2010, 15,000 options were issued and exercisable. During the three months ended March 31, 2010, 4,000 options were exercised with an average exercise price of $18.40. No options were forfeited or granted during the three months ended March 31, 2010 and 2009.

Nonvested Stock

During the three months ended March 31, 2010, 18,700 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. Of these 18,700 shares, 15,200 shares vest one year from the grant date, while the remaining 3,500 shares vest one-third immediately, and the remaining two-thirds vest equally on the first and second anniversaries of the grant date. During the three months ended March 31, 2010, 121,365 nonvested shares were granted to employees pursuant to the Incentive Plan. All of these shares vest over a five year period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair value of nonvested shares granted during the three months ended March 31, 2010 was $30.16.

The following table represents the nonvested stock activity for the three months ended March 31, 2010:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding at December 31, 2009	466,133	$21.88
Granted	140,065	$30.16
Vested	(107,659)	$20.75
Forfeited	(774)	$17.00

Nonvested shares outstanding at March 31, 2010	497,765	$23.35

As of March 31, 2010, there was $10.7 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 3.6 years. The total fair value of shares vested in the three months ended March 31, 2010 and 2009 was $2.2 million and $1.4 million, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $942,000 and $457,000 of compensation expense related to nonvested stock grants in the three months ended March 31, 2010 and 2009, respectively.

Employee Stock Purchase Plan

The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There are 250,000 shares reserved for the plan. The Company issued 5,918 shares of common stock under the plan at a per share price of $31.93 during the three months ended March 31, 2010. As of March 31, 2010 there were 172,313 shares available for future issuance.

6. Commitments and Contingencies

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

Noncontrolling Interest-Redeemable

A majority of the Company’s joint venture agreements include a provision that requires the Company to purchase the noncontrolling partner’s interest upon the occurrence of certain triggering events, such as death or bankruptcy of the partner or the partner’s exclusion from the Medicare or Medicaid programs. These triggering events and the related repurchase provisions are specific to each individual joint venture; if the repurchase provision is triggered in any one joint venture, the remaining joint ventures would not be impacted. Upon the occurrence of a triggering event, the Company would be required to purchase the noncontrolling partner’s interest at either the fair value or the book value at the time of purchase as stated in the agreement. Historically, no triggering event has occurred, and the Company believes the likelihood of a triggering event occurring is remote. The Company has never been required to purchase the noncontrolling interest of any of its joint venture partners. According to authoritative guidance, redeemable noncontrolling interests must be reported outside of permanent equity on the consolidated balance sheet in instances where there is a repurchase provision with a triggering event that is outside the control of the Company. The Company had 53 joint venture agreements with these repurchase provisions resulting in a total noncontrolling interests — redeemable of $13.9 million and $13.8 million at March 31, 2010 and December 31, 2009, respectively.

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

The Company believes that it is in material compliance with all applicable laws and regulations. As previously reported, the Company received an administrative subpoena from the Inspector General of the Office of Personnel Management (“OPM”). OPM is an administrative agency responsible for overseeing the Federal Employees Health Benefit Program (“FEHBP”). Although the subpoena was issued by OPM, the Company learned on July 9, 2009 that the scope of the review is not limited to the FEHBP, but also extends to services provided to Medicare beneficiaries. The focus of the review is on third-party quality improvement audits performed on the Company’s behalf by a third party consultant from 2005 to 2009. The Company will continue to cooperate and provide responsive information for the OPM review.

As previously reported, the Company continues to defend a qui tam lawsuit filed in Tennessee captioned United States of America ex rel Sally Christine Summers v. LHC Group, Inc. which alleged violation of the False

Claims Act at a single agency. The Company has received the district court’s order dismissing the case. The plaintiff is now appealing the district court’s dismissal, and the Company continues to respond as necessary and appropriate.

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

	Three Months Ended March 31, 2010
	Home-Based Services	Facility-Based Services	Total
	(in thousands)
Net service revenue	$128,679	$17,204	$145,883
Cost of service revenue	64,623	10,087	74,710
Provision for bad debts	1,955	104	2,059
General and administrative expenses	41,492	4,275	45,767

Operating income	20,609	2,738	23,347

Interest expense	(22)	(2)	(24)
Non-operating income (loss)	41	(12)	29

Income from continuing operations before income taxes and noncontrolling interest	20,628	2,724	23,352
Income tax expense	6,759	751	7,510

Income from continuing operations	13,869	1,973	15,842
Noncontrolling interest	3,766	452	4,218
Loss from discontinued operations	—	—	—

Net Income attributable to LHC Group, Inc.’s common stockholders	10,103	1,521	11,624

Total assets	$295,640	$27,460	$323,100

	Three Months Ended March 31, 2009
	Home-Based Services	Facility-Based Services	Total
	(in thousands)
Net service revenue	$109,348	$15,109	$124,457
Cost of service revenue	53,586	8,509	62,095
Provision for bad debts	1,029	154	1,183
General and administrative expenses	34,912	3,893	38,805

Operating income	19,821	2,553	22,374

Interest expense	(52)	(7)	(59)
Non-operating income (loss)	(474)	14	(460)

Income from continuing operations before income taxes and noncontrolling interest	19,295	2,560	21,855
Income tax expense	6,066	694	6,760

Income from continuing operations	13,229	1,866	15,095
Noncontrolling interest	3,498	484	3,982
Loss from discontinued operations	—	32	32

Net income available to LHC Group, Inc.’s common stockholders	9,731	1,350	11,081

Total assets	$239,131	$22,514	$261,645

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after March 31, 2010;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the impact of the President’s budget proposal;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickbacks or other laws.

The forward-looking statements contained in this report reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in other of our filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2009. This report should be read in conjunction with that annual report on Form 10-K, and all our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K made with the SEC through the date of this report.

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

OVERVIEW

We provide post-acute health care services through our home nursing agencies, hospices and long-term acute care hospitals. As of March 31, 2010, we have 281 service providers in 18 states: Louisiana, Mississippi, Arkansas, Alabama, Texas, Virginia, West Virginia, Kentucky, Florida, Georgia, Tennessee, Ohio, Missouri, North Carolina, Maryland, Washington, Oregon and Oklahoma.

Segments

We operate in two segments for financial reporting purposes: home-based services and facility-based services. The percentage of net service revenue contributed from each reporting segment for the three months March 31, 2010 was as follows:

	Three Months Ended March 31,
	2010	2009
Home-based services	88.2%	87.9%
Facility-based services	11.8%	12.1%

	100.0%	100.0%

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of March 31, 2010, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	233
Hospice	22
Diabetes Management	2
Private Duty	4
Specialty Services	3
Management Companies	4

268

Of our 268 home-based services locations, 140 are wholly-owned by us, 116 are majority-owned or controlled by us through joint ventures, eight are license lease arrangements and we manage the operations of the remaining four locations. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and development throughout the United States.

We provide facility-based services principally through our LTACHs. As of March 31, 2010 we owned and operated five LTACHS with eight locations, of which all but one are located within host hospitals. We also owned and operated one medical equipment locations, a health club, pharmacy and we manage the operations of one inpatient rehabilitation facility and one LTACH, in which we have no ownership interest. Of these 13 facility-based services locations, five are wholly-owned by us, six are majority-owned through joint ventures and two are managed companies.

Recent Developments

Home-Based Services

Home Nursing. The base payment rate for Medicare home nursing in calendar year (“CY”) 2010 is $2,312.94 per 60-day episode. This is an increase of 1.8% over the CY 2009 base payment rate of $2,271.92. The increase includes a 2.2% market basket increase, a 2.75% coding adjustment decrease ( 2.71% coding adjustment decrease is anticipated for 2011) , and a 2.5% increase resulting from a modification to the current outlier policy.

The standard federal rate is increased or decreased based on each Medicare patient’s case mix index which measures the severity of the patient’s condition. Since the inception of the prospective payment system in October 2000, the base episode rate payment has varied due to both the impact of annual market basket based increases and Medicare-related legislation. Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. Centers for Medicare & Medicaid Services (“CMS”) establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.

In late March 2010, the Patient Protection and Affordable Care Act was enacted and was amended shortly afterwards by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively referred to as the Affordable Care Act). The Affordable Care Act makes a number of changes to Medicare payment rates including the reinstatement of the 3% home health rural add-on which began on April 1, 2010 (expiring January 1, 2016).

Other changes from the Affordable Care Act that begin on or after January 1, 2011 are:

•	market basket adjustment for 2011, 2012 and 2013 to be determined by CMS, is reduced by 1%;

•	revised outlier payment policy beginning in 2011 that we anticipate will result in a 2.5% reduction to the base rate;

•	Full productivity adjustment beginning in 2015; and

•	Rebasing of the base payment rate for Medicare beginning in 2014 and phasing in over a four year period. It is uncertain at this time the amount of the rebasing.

Hospice. The following table shows the hospice Medicare payment rates for fiscal year (“FY”) 2010 which began on October 1, 2009 and ends September 30, 2010:

Description	Rate per patient day
Routine Home Care	$142.91
Continuous Home Care	$834.10
Full Rate = 24 hours of care $34.75 = hourly rate
Inpatient Respite Care	$147.83
General Inpatient Care	$635.74

On August 6, 2009 CMS issued a final rule, effective October 1, 2009, to update the Medicare Hospice Wage Index for FY 2010. This rule revises the phase-out of the hospice wage index budget neutrality adjustment factor (“BNAF”), which was finalized in the FY 2009 final rule, to now occur over 7 years. As a result of this final rule, the BNAF will be reduced by 10% in FY 2010 and 15% each year from FY 2011 through FY 2016. The combined effects of a 10% reduction to the BNAF in the FY 2010 Hospice Wage Index and a 2.1% hospital market basket update are estimated to increase payment to hospices in FY 2010 by 1.4%. In addition, this final rule requires hospice physicians to provide a short narrative as part of hospice certifications and recertifications of terminal illness. The final rule also set the FY 2009 hospice aggregate cap amount at $23,014.50.

A number of the provisions in the Affordable Care Act will also have an impact on Hospice reimbursement. These changes are:

•

Incorporates a productivity adjustment reduction into the market basket update beginning in FY 2013, as well as a market basket reduction of 0.3% for hospice providers from FY 2013 to 2019. Note that these cuts will not take effect until FY 2013; and

•	Requires hospice to report on quality measures or face a 2% reduction in the market basket update.

Facility-Based Services

LTACHs. The federal standard rate for 2010 LTACH-PPS rate year (“RY”) will be $39,896 per Medicare discharge and the high cost outlier threshold will be $18,425. The standard federal rate for LTACH-PPS is increased or decreased based on each Medicare patient’s case mix index, which measures the severity of the patient’s condition. The high cost outlier threshold is the limit that triggers additional high cost outlier payments to an LTACH.

On July 30, 2009, CMS published its final rule updating payments to LTACHs for RY 2010. The July final rule adopted a 2.5% inflation update which will apply to discharges and cost reporting periods beginning October 1, 2009 and ending September 30, 2010.

To recap, the standard federal rate uses a 2.0% update factor based on a market basket update of 2.5% less an adjustment of 0.5% to account for changes in documentation and coding.

On April 19, 2010, the CMS announced a proposed rule that would change Medicare policies and payment rates for inpatient services furnished by LTACHs in FY 2011. A number of the provisions in the Affordable Care Act will also have an impact on LTACHs. However, due to the timing of the passage of the legislation, CMS was unable to incorporate those provisions in this proposed rule. CMS expects to provide further information on the implementation of health care reform provisions in these laws that affect FY 2010 and FY 2011 inpatient prospective payment system payments in the near future.

In this proposed rule, CMS is proposing to update long-term care hospital rates by 2.4% for inflation and apply an adjustment of -2.5 percentage points for the effect of documentation and coding that did not reflect increases in patients’ severity of illness. Under the proposed rule, LTACH payments are estimated to increase by 0.8% or $41 million. CMS is requesting public comment on this proposal. The final rule is expected by August 1, after incorporating the health reform market basket adjustments (-0.25% for RY 2010 discharges after 4/1/10, and -0.5% for FY 2011 discharges).

Office of Inspector General

The Office of Inspector General (“OIG”) has a responsibility to report both to the Secretary of the Department of Health and Human Services and to Congress any program and management problems related to programs such as Medicare. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. Each year, the OIG outlines areas it intends to study relating to a wide range of providers. In its fiscal year 2010 workplans, the OIG indicated its intent to study topics relating to, among others, home health, hospice and long-term care hospitals. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.

Results of Operations

Accounts Receivable and Allowance for Uncollectible Accounts

At March 31, 2010, the Company’s allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 10.9%, or $9.0 million, compared to 10.1% or $8.3 million at December 31, 2009.

The following table sets forth as of March 31, 2010, the aging of accounts receivable (based on the end of episode date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable (amounts in thousands):

	0-90	91-180	181-365	Over 365	Total
Payor
Medicare	$41,221	$7,198	$5,624	$2,021	$56,064
Medicaid	2,517	517	1,166	450	4,650
Other	13,745	3,596	2,858	1,253	21,452

Total	$57,483	$11,311	$9,648	$3,724	$82,166

Allowance as a percentage of receivables	3.0%	9.2%	25.9%	98.5%	10.9%

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

The following table sets forth as of December 31, 2009, the aging of accounts receivable (based on the end of episode date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable (amounts in thousands):

	0-90	91-180	181-365	Over 365	Total
Payor
Medicare	$39,100	$9,432	$7,424	$1,755	$57,711
Medicaid	2,781	691	1,009	256	4,737
Other	12,494	3,486	2,933	552	19,465

Total	$54,375	$13,609	$11,366	$2,563	$81,913

Allowance as a percentage of receivables	3.6%	9.7%	23.6%	91.7%	10.1%

Consolidated Net Service Revenue

Consolidated net service revenue for the three months ended March 31, 2010 was $145.9 million, an increase of $21.4 million, or 17.2%, from $124.5 million for the three months ended March 31, 2009.

Home-Based Services. Net service revenue for home-based services for the three months ended March 31, 2010 was $128.7 million, an increase of $19.3 million, or 17.6%, from $109.4 million for the three months ended March 31, 2009. Total admissions increased 20.4% to 21,805 during the current period, versus 18,104 for the same period in 2009. Average home-based patient census for the three months ended March 31, 2010, increased 10.4% to 30,721 patients as compared to 27,834 patients for the three months ended March 31, 2009.

As detailed in the table below, the increase in revenue relates to organic growth, as well as, the growth from our acquisitions subsequent to the period ending March 31, 2009.

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

The following table details the Company’s revenue growth and percentages for organic and total growth:

Three Months Ended March 31, 2010 (in thousands except census and episode data)

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth %	Acquired(4)	Total	Total Growth %
Revenue	$117,421	$1,400	$118,821	8.7%	$9,858	$128,679	17.7%
Revenue Medicare	$97,552	$1,218	$98,770	8.4%	$7,209	$105,979	16.4%
Average Census	27,913	362	28,275	1.6%	2,446	30,721	10.4%
Average Medicare Census	22,642	320	22,962	1.2%	1,678	24,640	10.2%
Episodes	35,978	289	36,267	6.3%	2,469	38,736	13.5%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Three Months Ended March 31, 2009 (in thousands except census and episode data)

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth %	Acquired(4)	Total	Total Growth %
Revenue	$85,776	$1,346	$87,122	27.4%	$22,226	$109,348	60.0%
Revenue Medicare	$72,172	$1,166	$73,338	29.2%	$17,741	$91,079	60.5%
Average Census	22,844	462	23,306	22.9%	4,528	27,834	46.8%
Average Medicare Census	18,605	386	18,991	27.7%	3,372	22,363	50.3%
Episodes	30,722	469	31,191	20.9%	5,413	36,604	41.9%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Facility-Based Services. Net service revenue for facility-based services for the three months ended March 31, 2010, was $17.2 million, an increase of $2.1 million, or 13.9%, from $15.1 million for the three months ended March 31, 2009. The growth in the facility-based services segment relates to the LTACH acquired in 2009.

Cost of Service Revenue

Cost of service revenue for the three months ended March 31, 2010 was $74.7 million, an increase of $12.6 million, or 20.3%, from $62.1 million for the three months ended March 31, 2009. Cost of service revenue represented approximately 51.2% and 49.9% of our net service revenue for the three months ended March 31, 2010 and 2009, respectively.

Home-Based Services. Cost of home-based service revenue for the three months ended March 31, 2010 was $64.6 million, an increase of $11.0 million, or 20.5%, from $53.6 million for the three months ended March 31, 2009.

The following table summarizes cost of service revenue (amounts in thousands):

	Three Months Ended March 31,
	2010			2009
Salaries, wages and benefits	$55,641	43.2	%(1)	$46,113	42.2%
Transportation	4,471	3.5%		3,341	3.1%
Supplies and services	4,511	3.5%		4,132	3.8%

	$64,623	50.2%		$53,586	49.1%

(1)	Percentage of home-based net service revenue

Facility-Based Services. Cost of facility-based service revenue for the three months ended March 31, 2010 was $10.1 million, an increase of $1.6 million, or 18.8%, from $8.5 million for the three months ended March 31, 2009.

The following table summarizes cost of service revenue (amounts in thousands):

	Three Months Ended March 31,
	2010			2009
Salaries, wages and benefits	$6,141	35.7	%(1)	$5,265	34.8%
Transportation	32	0.2%		34	0.2%
Supplies and services	3,914	22.8%		3,210	21.2%

	$10,087	58.7%		$8,509	56.2%

(1)	Percentage of facility-based net service revenue

Provision for Bad Debts

Provision for bad debts for the three months ended March 31, 2010 was $2.1 million, an increase of $900,000, from $1.2 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, the provision for bad debts was approximately 1.4% of net service revenue compared to 1.0% for the same period in 2009.

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

General and administrative expenses for the three months ended March 31, 2010 were $45.8 million, an increase of $7.0 million or 18.0%, compared to $38.8 million for the three months ended March 31, 2009. General and administrative expenses as a percent of net service revenue was 31.4% and 31.2% for the three months ended March 31, 2010 and 2009.

Home-Based Services. General and administrative expenses in the home-based services for the three months ended March 31, 2010 were $41.5 million, an increase of $6.6 million or 18.9% from $34.9 million for the three months ended March 31, 2009. General and administrative expenses in the home-based services segment represented approximately 32.2% and 31.9% of net service revenue for the three months ended March 31, 2010 and 2009, respectively.

Facility-Based Services. General and administrative expenses in the facility-based services for the three months ended March 31, 2010 were $4.3 million, an increase of $400,000 or 10.3% from $3.9 million for the three months ended March 31, 2009. General and administrative expenses in the facility-based services segment as a percentage of net service revenue were 24.8% and 25.8% for the three months ended March 31, 2010 and 2009, respectively.

Income Tax Expense

The effective tax rates for the three months ended March 31, 2010 and 2009 were 39.2% and 37.8% of income from continuing operations attributable to LHC Group, Inc., respectively. The tax rate for the three months ended March 31, 2009 was lower due to the Work Opportunity tax credit, which was not extended into 2010.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $4.2 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively. Noncontrolling interests represented 2.9% and 3.2% of net service revenue for the three months ended March 31, 2010 and 2009, respectively.

Discontinued Operation

In September 2009, the Company sold its outpatient rehabilitation clinic. The sale generated a loss of $22,000, which was recognized in the third quarter of 2009. The results of operations related to the clinic and the loss are included in discontinued operations in the Company’s condensed consolidated statements of income for the three months ended March 31, 2009. There was no activity related to the outpatient rehabilitation clinic during the three months ended March 31, 2010.

The following table provides financial results of discontinued operations for the three months ended March 31, 2010 and 2009 (amount in thousands):

Three months Ended March 31, 2009
Net service revenue	$165
Costs of services and G&A expenses	(218)

Loss from discontinued operations before income taxes	(53)
Income tax benefit	21

Loss from discontinued operations attributable to LHC Group Inc.’s common stockholders	$(32)

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

The following table summarizes changes in cash (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Cash provided by operating activities	$32,770	$14,992
Cash used in investing activities	(7,249)	(10,027)
Cash used in financing activities	(8,659)	(3,281)

Change in cash	16,862	1,684
Cash and cash equivalents at beginning of period	394	3,511

Cash and cash equivalents at end of period	$17,256	$5,195

Cash provided by operating activities increased $17.8 million during the three months ended March 31, 2010. The increase in operating cash flows relates to income taxes payable. During the first quarter of 2009, the Company paid $8.5 million of income tax payments deferred as a result of Hurricanes Ike and Gustav. The increase also relates to continued collection efforts on the Company’s accounts receivables. Days sales outstanding at March 31, 2010 was 45 days compared to 47 days at March 31, 2009. The increase in accounts receivables for the three months ended March 31, 2009 used $5.5 million of operating cash flows compared to only $1.0 million for the three months ended March 31, 2010.

Investing cash outflows decreased $2.8 million during the three months ended March 31, 2010. Cash outflows for the three months ended March 31, 2010 included $5.5 million for acquisitions compared to $8.2 million for the three months ended March 31, 2009.

Financing cash outflows increased $5.4 million during the three months ended March 31, 2010. During the three months ended March 31, 2010, the Company paid the outstanding balance on the line of credit of $5.7 million.

Indebtedness

Our total long-term indebtedness was $4.4 million at March 31, 2010 and December 31, 2009, including the current portion of $387,000.

The Company’s Credit Facility with Capital One, National Association provides for a maximum aggregate principal borrowing of $75.0 million. The Credit Facility, which is scheduled to expire on June 15, 2011, is unsecured and has a letter of credit sublimit of $2.5 million. In September 2009, the Company issued a letter of credit valued at $1.3 million as of March 31, 2010, as collateral on the Company’s workers’ compensation insurance. The annual facility fee is 0.25% of the total availability. The interest rate for borrowings under the Credit Facility is a function of the prime rate (Base Rate) subject to a floor or the Eurodollar rate (Eurodollar) subject to a floor, as elected by the Company, plus the applicable margin set forth below, which is based on the Leverage Ratio as defined in the Credit Facility. No amounts were outstanding on this facility as of March 31, 2010.

Leverage Ratio	Eurodollar Margin	Base Rate Margin
<1.00:1.00	2.25%	0.50%
>1.00:1.00<1.50:1.00	2.50%	0.75%
>1.50:1.00<2.00:1.00	2.75%	1.00%
>2.00:1.00	3.00%	1.25%

The Company’s Credit Facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to the Company’s business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the Credit Facility, the Company is also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth, leverage and minimum asset coverage ratios. At March 31, 2010, the Company was in compliance with all covenants.

The Credit Facility also contains customary events of default, including bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving the Company or any subsidiary guarantor, and the failure to comply with certain covenants.

In February 2008, the Company entered into a loan agreement with Capital One, National Association (“Capital One”) for a term note in the amount of $5.1 million for the purchase of a 1999 Cessna 560 aircraft. The aircraft is collateral for the term note, which is payable in 83 monthly installments of principal ($28,056) plus interest commencing in March 2008 followed by one balloon installment in February 2015 of $2.7 million. The term note bears interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9% (2.2% at March 31, 2010).

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

As of March 31, 2010, we had cash of $17.3 million. Cash in excess of requirements remains in the Company’s non-interest bearing checking account. As provided by the stimulus package all cash limits associated with non-interest bearing checking accounts are fully insured by the Federal Insurance Deposit Corporation through March 31, 2010.

Our exposure to market risk relates to changes in interest rates for borrowings under the Company’s Credit Facility. The Credit Facility is a revolving credit facility and, as such, the Company borrows, repays and re-borrows amounts as needed, changing the average daily balance outstanding under the facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the Credit Facility would have increased interest expense $2,000 for the three months ended March 31, 2010.

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

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective disclosure controls and procedures at the reasonable assurance level as of March 31, 2010.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the period ending March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

On July 13, 2009, the Company reported an administrative subpoena from the Inspector General of the Office of Personnel Management (“OPM”). OPM is an administrative agency responsible for overseeing the Federal Employees Health Benefit Program (“FEHBP”). Although the subpoena was issued by OPM, the Company learned on July 9, 2009 that the scope of the review is not limited to the FEHBP, but also extends to services provided to Medicare beneficiaries. The focus of the review is on third-party quality improvement audits performed on the Company’s behalf by a third party consultant from 2005 to 2009. The Company will continue to cooperate and provide responsive information for the OPM review.

On April 14, 2009, the Company filed a Current Report on Form 8-K regarding a qui tam lawsuit filed in Tennessee captioned United States of America ex rel Sally Christine Summers v. LHC Group, Inc. which alleged violation of the False Claims Act at a single agency. On June 11, 2009, the Company filed a Current Report on Form 8-K, reporting the district court’s order dismissing the case. The plaintiff is now appealing the district court’s dismissal, and the Company continues to respond as necessary and appropriate.

ITEM 1A. RISK	FACTORS.

The information set forth in this Form 10-Q, should be read in conjunction with the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2009 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2009 Form 10-K are not the only risks of the Company. Additional risks and uncertainties not currently known by the Company or that we currently deemed immaterial, also may materially adversely affect the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 23, 2010, we satisfied our contingent consideration obligations on one of the Company’s 2008 acquisitions by issuing 29,988 shares of unregistered common stock. The recipient of the common stock represented that he was an “Accredited Investor” as that term is defined in Rule 501 of the Securities Act of 1933, as amended (the “Act”). We believe issuance was exempt from registration under Rule 504 of the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	RESERVED

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.1 to the Form 8-K on January 4, 2008).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005 and to the form 8-K on January 4, 2008, respectively).

4.3	Form of Stockholder Protection Rights Agreement, between LHC Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Form 8-K on March 11, 2008).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LHC GROUP, INC.

Date: May 7, 2010	/s/ Peter J. Roman
Peter J. Roman
Executive Vice President and Chief Financial Officer (Principal financial officer)