Form 10-Q
period 2010-06-30
LHC Group, Inc
filed 2010-08-06
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of common stock, par value $0.01, outstanding as of August 3, 2010: 18,658,734 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$1,274	$394
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $9,264 and $8,262, respectively	75,962	73,651
Other receivables	2,361	3,850
Amounts due from governmental entities	—	1,184

Total receivables, net	78,323	78,685
Deferred income taxes	5,865	4,370
Prepaid income taxes	4,528	3,131
Prepaid expenses and other current assets	8,073	8,798

Total current assets	98,063	95,378
Property, building and equipment, net of accumulated depreciation of $11,701 and $15,031, respectively	24,219	21,361
Goodwill	149,546	139,474
Intangible assets, net	50,601	46,851
Other assets	8,769	3,169

Total assets	$331,198	$306,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$21,100	$20,873
Salaries, wages, and benefits payable	25,707	22,521
Amounts due to governmental entities	3,208	3,208
Current portion of long-term debt	416	387

Total current liabilities	50,431	46,989
Deferred income taxes	14,160	12,475
Revolving credit facility	—	5,723
Long-term debt, less current portion	3,928	4,096
Other long-term obligations	1,550	1,567

Total liabilities	70,069	70,850
Noncontrolling interest — redeemable	13,683	13,823
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 21,121,802 and 20,967,418 shares issued and 18,119,529 and 17,990,685 shares outstanding, respectively	181	179
Treasury stock — 3,002,273 and 2,976,733 shares at cost, respectively	(4,297)	(3,513)
Additional paid-in capital	88,210	86,310
Retained earnings	162,254	138,196

Total LHC Group, Inc. stockholders’ equity	246,348	221,172
Noncontrolling interest — non-redeemable	1,098	388

Total equity	247,446	221,560

Total liabilities and equity	$331,198	$306,233

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net service revenue	$154,235	$132,953	$299,915	$257,215
Cost of service revenue	79,482	66,954	154,125	128,979

Gross margin	74,753	65,999	145,790	128,236
Provision for bad debts	1,541	1,853	3,601	3,035
General and administrative expenses	49,545	43,547	95,175	82,226

Operating income	23,667	20,599	47,014	42,975
Interest expense	(25)	(39)	(50)	(98)
Non-operating income (loss)	593	84	622	(376)

Income from continuing operations before income taxes and noncontrolling interest	24,235	20,644	47,586	42,501
Income tax expense	7,975	6,385	15,484	13,145

Income from continuing operations	16,260	14,259	32,102	29,356
Income (loss) from discontinued operations (net of income tax expense (benefit) of $4, ($20), $4, and ($41), respectively)	6	(31)	6	(65)

Net income	16,266	14,228	32,108	29,291
Less net income attributable to noncontrolling interests	3,873	3,966	8,091	7,948

Net income attributable to LHC Group, Inc.	12,393	10,262	24,017	21,343
Redeemable noncontrolling interest	—	20	41	49

Net income available to LHC Group, Inc.’s common stockholders	$12,393	$10,282	$24,058	$21,392

Earnings per share — basic:
Income from continuing operations attributable to LHC Group, Inc.	$0.68	$0.57	$1.33	$1.19
Loss from discontinued operations, attributable to LHC Group, Inc.	—	—	—	—

Net income attributable to LHC Group, Inc.	0.68	0.57	1.33	1.19
Redeemable noncontrolling interest	—	—	—	—

Net income available to LHC Group, Inc.’s common stockholders	$0.68	$0.57	$1.33	$1.19

Earnings per share — diluted:
Income from continuing operations attributable to LHC Group, Inc.	$0.68	$0.57	$1.32	$1.19
Loss from discontinued operations, attributable to LHC Group, Inc.	—	—	—	—

Net income attributable to LHC Group, Inc.	0.68	0.57	1.32	1.19
Redeemable noncontrolling interest	—	—	—	—

Net income available to LHC Group, Inc.’s common stockholders	$0.68	$0.57	$1.32	$1.19

Weighted average shares outstanding:
Basic	18,118,197	17,959,823	18,080,077	17,942,119
Diluted	18,236,380	18,030,373	18,200,066	17,992,331

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands except share data)

(Unaudited)

	LHC Group, Inc.						Non-controlling Interest Non Redeemable	Total Equity	Non-controlling Interest Redeemable	Net Income
	Common Stock				Additional Paid-In Capital	Retained Earnings
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2009	$179	20,967,418	$(3,513)	(2,976,733)	$86,310	$138,196	$388	$221,560	$13,823
Net income	—	—	—	—	—	24,017	897	24,914	7,194	32,108

Transfer of noncontrolling interest	—	—	—	—	—	—	684	684	(684)
Acquired noncontrolling interest	—	—	—	—	—	—	—	—	301
Purchase of additional controlling interest	—	—	—	—	(1,914)	—	—	(1,914)	—
Noncontrolling interest distributions	—	—	—	—	—	—	(871)	(871)	(6,951)
Stock issued for acquisition	2	29,988	—	—	965	—	—	967	—
Stock option exercise	—	4,000	—	—	74	—	—	74	—
Nonvested stock compensation	—	—	—	—	1,859	—	—	1,859	—
Issuance of vested restricted stock	—	108,689	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(784)	(25,540)	—	—	—	(784)	—
Excess tax benefits — vesting nonvested stock	—	—	—	—	542	—	—	542	—
Issuance of common stock under Employee Stock Purchase Plan	—	11,707	—	—	374	—	—	374	—
Recording noncontrolling interest in joint venture at redemption value	—	—	—	—	—	41	—	41	—

Balances at June 30, 2010	$181	21,121,802	$(4,297)	(3,002,273)	$88,210	$162,254	$1,098	$247,446	$13,683

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income	$32,108	$29,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,377	2,286
Provision for bad debts	3,601	3,035
Stock-based compensation expense	1,859	1,101
Deferred income taxes	190	1,256
Loss on impairment of intangible assets	—	543
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(5,206)	(8,605)
Prepaid expenses and other assets	2,650	(5,057)
Prepaid income taxes	(1,398)	(10,683)
Accounts payable and accrued expenses	4,265	7,836

Net cash provided by operating activities	41,446	21,003

Investing activities
Purchases of property, building and equipment	(5,713)	(3,741)
Cash paid for acquisitions, primarily goodwill, intangible assets and advance payment on acquisitions	(20,215)	(12,176)

Net cash used in investing activities	(25,928)	(15,917)

Financing activities
Proceeds from line of credit	9,023	18,134
Payments on line of credit	(14,745)	(18,134)
Payment of deferred financing fees	—	(260)
Principal payments on debt	(171)	(240)
Payments on capital leases	(14)	(65)
Excess tax benefits from vesting of restricted stock	632	95
Proceeds from employee stock purchase plan	374	275
Purchase of additional controlling interest	(1,914)	—
Noncontrolling interest distributions	(7,823)	(7,179)

Net cash used in financing activities	(14,638)	(7,374)

Change in cash	880	(2,288)
Cash at beginning of period	394	3,511

Cash at end of period	$1,274	$1,223

Supplemental disclosures of cash flow information
Interest paid	$50	$98

Income taxes paid	$16,137	$26,040

Supplemental disclosure of non-cash transactions:

During the six months ended June 30, 2010, the Company acquired a majority ownership in two entities and recorded $301,000 of noncontrolling interest related to the acquisitions.

During the six months ended June 30, 2010, the Company issued 29,988 shares, valued at $967,000, of the Company’s common stock as settlement of contingent consideration on one of the Company’s 2008 acquisitions. The shares were contingent upon the acquired company achieving certain financial measurements in the year after acquisition, which were achieved.

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals (“LTACH”). As of June 30, 2010, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Louisiana, Mississippi, Arkansas, Alabama, Texas, Virginia, West Virginia, Kentucky, Florida, Georgia, Tennessee, Ohio, Missouri, North Carolina, Maryland, Washington, Oregon, and Oklahoma. During the six months ending June 30, 2010, the Company acquired four home health agencies, one hospice, and one LTACH and initiated operations at five home health agencies.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of June 30, 2010, the related condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009, condensed consolidated statement of changes in equity for the six months ended June 30, 2010, condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 and related notes (collectively, these statements are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Equity joint ventures	47.5%	51.4%	49.2%	51.0%
Wholly-owned subsidiaries	48.5%	45.0%	46.8%	45.4%
License leasing arrangements	2.6%	2.5%	2.5%	2.3%
Management services	1.4%	1.1%	1.5%	1.3%

	100.0%	100.0%	100.0%	100.0%

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

The following table sets forth the percentage of net service revenue earned by category of payor for the three months and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Payor:
Medicare	80.4%	82.4%	80.8%	82.7%
Medicaid	3.1%	3.0%	3.3%	3.4%
Other	16.5%	14.6%	15.9%	13.9%

	100.0%	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment for the three months and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Home-based services	88.5%	89.0%	88.4%	88.5%
Facility-based services	11.5%	11.0%	11.6%	11.5%

	100.0%	100.0%	100.0%	100.0%

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

Hospice payments are also subject to an inpatient cap and an overall payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors our limits on a program-by-program basis. The Company has not received notification that any of our hospices have exceeded the cap on inpatient care services or overall payments during 2009 or 2010 to date.

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

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. We believe the credit risk associated with our Medicare accounts, which represent 67.5% and 70.5% of our patient accounts receivable at June 30, 2010 and December 31, 2009, respectively, is limited due to (i) the historical collection rate of over 98% from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

Our Medicare population is paid at a prospectively set amount that can be determined at the time services are rendered. Our Medicaid reimbursement is based on a predetermined fee schedule applied to each individual service we provide. Our managed care contracts are structured similar to either the Medicare or Medicaid payment methodologies. Because of our payor mix, we are able to calculate our actual amount due at the patient level and adjust the gross charges down to the actual amount at the time of billing. This negates the need to record an estimated contractual allowance when reporting net service revenue for each reporting period.

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

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of shares outstanding for basic per share calculation	18,118,197	17,959,823	18,080,077	17,942,119
Effect of dilutive potential shares:
Options	5,716	5,342	6,124	5,720
Nonvested stock	112,467	65,208	113,865	44,492

Adjusted weighted average shares for diluted per share calculation	18,236,380	18,030,373	18,200,066	17,992,331

For the three and six month periods ended June 30, 2010, there were 9,390 and 148,289 nonvested shares of stock, respectively, that were anti-dilutive. For the three and six month periods ended June 30, 2009, there were 53,507 and 241,504 nonvested shares of stock, respectively, that were anti-dilutive.

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

3. Acquisitions and Disposals

Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired four home health entities, one hospice and one LTACH during the six months ended June 30, 2010. As a result of the acquisitions, the Company maintains an ownership interest in the entities set forth below.

Acquired Entity	Ownership Percentage	State of Operations	Acquisition Date
Preston Memorial HomeCare, LLC	75%	West Virginia	January 1, 2010
Access Hospice, LLC	100%	Missouri	January 1, 2010
HMC Home Health, LLC	75%	Tennessee	February 1, 2010
Northwest Georgia Home Health, LLC	100%	Georgia	March 1, 2010
Salem Homecare, LLC	100%	Oregon	April 1, 2010
Specialty Care Hospital of Monroe, LLC	100%	Louisiana	June 25, 2010

Each of the acquisitions was accounted for under the acquisition method of accounting, and accordingly, the accompanying condensed consolidated financial statements include the results of operations of each acquired entity from the date of acquisition.

On June 30, 2010, the Company paid $6.1 million in cash for an acquisition with a July 1, 2010 acquisition date. Control was not assumed until July 1, 2010; therefore, the $6.1 million cash payment is recorded in other assets on the balance sheet as of June 30, 2010.

The Company’s home-based segment recognized goodwill of $4.0 million, including $158,000 of noncontrolling goodwill, and the Company’s facility-based segment recognized goodwill of $5.9 million related to the acquisitions. The Company expects its portion of goodwill to be fully tax deductible. The following table summarizes the consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired (all amounts are in thousands).

Consideration
Cash	$14,097
Working capital	143

Fair value of total consideration transferred	$14,240

Acquisition-related costs (included in general and administrative expenses)	$240

Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	$2,371
Certificate of need/license	1,031
Other identifiable intangible assets	708
Other assets	401

Total identifiable assets	$4,511

Noncontrolling interest	$301
Goodwill, including noncontrolling interest of $158	$10,030

Trade names, certificates of need and licenses are indefinite-lived assets and, therefore, not subject to amortization. The other identifiable assets include non-compete agreements that are amortized over the life of the agreements, ranging from two to five years. The fair value of the acquired intangible assets is preliminary pending the final valuations of those assets.

One of the Company’s 2009 acquisitions provided for up to $2.5 million in contingent consideration to be paid to the seller if certain financial measurements are achieved. The fair value of the contingent consideration recognized on the acquisition date was $1.7 million. The fair value of the contingent consideration was estimated using the income approach based on financial projections of the acquired company. The projected cash flows were discounted using a discount rate of LIBOR plus 100 basis points, which the Company believes is appropriate and is representative of a market participant assumption. During the six months ended June 30, 2010, the Company revalued the contingent consideration using the same fair value techniques, and increased its fair value to $1.8 million. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement.

During the first quarter of 2010, certain noncontrolling interest holders redeemed their interest in one of the Company’s joint ventures, resulting in a cash payment of approximately $36,000. In connection with the partial redemption, the Company decreased noncontrolling interest redeemable by approximately $41,000 and increased retained earnings by the same amount, representing the fair value at December 31, 2009 of the shares converted during the first quarter of 2010. Simultaneously, the Company recorded goodwill of $36,000, which is not deductible for income tax purposes, to represent the value of the noncontrolling interest redeemed. As of June 30, 2010, all noncontrolling interest associated with the joint venture had been redeemed.

During the second quarter of 2010, certain noncontrolling interest holders sold their assigned interests in one of the Company’s joint ventures, resulting in cash payments of $1.9 million. In connection with sale, additional paid in capital was decreased by $1.9 million.

In September 2009, the Company sold its outpatient rehabilitation clinic. The sale generated a loss of $22,000, which was recognized in the third quarter of 2009. The results of operations related to the clinic are included in discontinued operations in the Company’s condensed consolidated statement of income for the six months ended June 30, 2009. There was no activity related to the outpatient rehabilitation clinic during the six months ended June 30, 2010.

The Company intends to sell a health club subsidiary within the next twelve months. The results of the health club are included in discontinued operations in the Company’s condensed consolidated statement of income statement for the three and six months ended June 30, 2010 and 2009.

The following table provides financial results of discontinued operations for the three and six months ended June 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net service revenue	$222	$375	$425	$735
Costs of services and G&A expenses	(212)	(426)	(415)	(841)

Income (Loss) from discontinued operations before income taxes	10	(51)	10	(106)
Income tax benefit (expense)	(4)	20	(4)	41

Income (Loss) from discontinued operations attributable to LHC Group Inc.’s common stockholders	$6	$(31)	$6	$(65)

4. Goodwill and Intangibles

The changes in recorded goodwill by segment for the six months ended June 30, 2010 were as follows (amounts in thousands):

Six Months Ended June 30, 2010
Home-based services segment:
Balance at beginning of period	$133,909
Goodwill from acquisitions	3,882
Goodwill related to noncontrolling interest	158
Other adjustments	6

Balance at June 30, 2010	$137,955

Facility-based services segment:
Balance at beginning of period	$5,565
Goodwill from Acquisitions	5,990
Goodwill acquired from redemption of noncontrolling interest	36

Balance at June 30, 2010	$11,591

Consolidated balance at June 30, 2010	$149,546

The following table summarizes the changes in intangible assets during the six months ended June 30, 2010 (amounts in thousands):

	Trade Names	Certificate of Need/License	Other Intangibles	Total
Balance at December 31, 2009	$40,305	$5,533	$1,013	$46,851
Additions	2,371	1,031	708	4,110
Amortization	—	—	(360)	(360)

Balance at June 30, 2010	$42,676	$6,564	$1,361	$50,601

Other intangible assets of $48.6 million, net of accumulated amortization, related to the home-based services segment and $2.0 million related to the facility-based services segment as of June 30, 2010.

5. Stockholders’ Equity

During the six months ended June 30, 2010, the Company issued 29,988 shares of the Company’s common stock as settlement of contingent consideration on one of the Company’s 2008 acquisitions. The shares were contingent upon the acquired company achieving certain financial measurements in the year after acquisition. The acquired company achieved the financial measurements and, therefore, the Company remitted the remaining contingent consideration valued at $967,000.

Share Based Compensation

On January 20, 2005, the board of directors and stockholders of the Company approved the 2005 Long Term Incentive Plan (the “2005 Incentive Plan”). The Incentive Plan provided for 1,000,000 shares of common stock that may be issued or transferred pursuant to awards made under the plan. At the 2010 Annual Meeting, the stockholders of the Company approved the Company’s 2010 Long Term Incentive Plan (the “2010 LTIP”). A total of 1,500,000 shares of the Company’s common stock are reserved and available for issuance pursuant to awards granted under the 2010 LTIP. All future awards must be granted under the 2010 LTIP as no further awards are permitted to be granted under the 2005 Incentive Plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the 2010 LTIP, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the compensation committee of the board of directors. The compensation committee will determine the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of our common stock as of the date of grant.

Stock Options

As of June 30, 2010, 15,000 options were issued and exercisable. During the six months ended June 30, 2010, 4,000 options were exercised with an average exercise price of $18.40. No options were forfeited or granted during the six months ended June 30, 2010 and 2009.

Nonvested Stock

During the six months ended June 30, 2010, 18,700 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. Of these 18,700 shares, 15,200 shares vest one year from the grant date, while the remaining 3,500 shares vest one-third immediately, and the remaining two-thirds vest equally on the first and second anniversaries of the grant date. During the six months ended June 30, 2010, 130,755 nonvested shares were granted to employees pursuant to the 2005 Incentive Plan. All of these shares vest over a five year period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair value of nonvested shares granted during the six months ended June 30, 2010 was $30.16.

The following table represents the nonvested stock activity for the six months ended June 30, 2010:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding at December 31, 2009	466,133	$21.88
Granted	149,455	30.16
Vested	(108,689)	20.86
Forfeited	(773)	17.00

Nonvested shares outstanding at June 30, 2010	506,126	23.43

As of June 30, 2010, there was $10.1 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 3.5 years. The total fair value of shares vested in the six months ended June 30, 2010 and 2009 was $2.3 million and $1.4 million, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $1.9 million and $1.1 million of compensation expense related to nonvested stock grants in the six months ended June 30, 2010 and 2009, respectively.

Employee Stock Purchase Plan

The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There are 250,000 shares reserved for the plan. The Company issued 5,918 shares of common stock under the plan at a per share price of $31.93 during the three months ended March 31, 2010 and 5,789 shares of common stock under the plan at a per share price of $31.85 during the three months ended June 30, 2010. As of June 30, 2010 there were 166,524 shares available for future issuance.

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

On May 12, 2010, the Company received a letter from the United States Senate Finance Committee in response to an April 26, 2010 article in The Wall Street Journal entitled “Home Care Yields Medicare Bounty.” The letter from the Senate Finance Committee asked the Company to provide documents and data related to the issues referenced in The Wall Street Journal article. On June 25, 2010, the Company submitted its response to the Senate Finance Committee’s letter and intend on fully cooperating with their inquiry. At this time, the Company is unable to predict the timing and outcome of this matter.

On July 16, 2010, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) that included a request for documents related to the Company’s participation in the Medicare Home Health Prospective Payment System as well as the documents and information produced in response to the Senate Finance Committee’s investigation set forth above. The Company is in the process of responding to the SEC’s request. Because the investigation is at an early stage, the Company cannot predict its outcome or its effect, if any, on the Company’s business.

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

As previously reported, the Company continues to defend a qui tam lawsuit filed in Tennessee captioned United States of America ex rel Sally Christine Summers v. LHC Group, Inc. which alleged violation of the False Claims Act at a single agency. The Company has received the district court’s order dismissing the case. As previously reported, the plaintiff appealed the district court’s dismissal, and the appeal was argued in June 2010. No decision has been issued by the appellate court.

Except as discussed above, the Company is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

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

Noncontrolling Interest-Redeemable

A majority of the Company’s joint venture agreements include a provision that requires the Company to purchase the noncontrolling partner’s interest upon the occurrence of certain triggering events, such as death or bankruptcy of the partner or the partner’s exclusion from the Medicare or Medicaid programs. These triggering events and the related repurchase provisions are specific to each individual joint venture; if the repurchase provision is triggered in any one joint venture, the remaining joint ventures would not be impacted. Upon the occurrence of a triggering event, the Company would be required to purchase the noncontrolling partner’s interest at either the fair value or the book value at the time of purchase as stated in the agreement. Historically, no triggering event has occurred, and the Company believes the likelihood of a triggering event occurring is remote. The Company has never been required to purchase the noncontrolling interest of any of its joint venture partners. According to authoritative guidance, redeemable noncontrolling interests must be reported outside of permanent equity on the consolidated balance sheet in instances where there is a repurchase provision with a triggering event that is outside the control of the Company. The Company had 53 joint venture agreements with these repurchase provisions resulting in a total noncontrolling interests — redeemable of $13.7 million and $13.8 million at June 30, 2010 and December 31, 2009, respectively.

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

The Company is subject to various routine and non-routine governmental reviews, audits and investigations. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the health care industry, including referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers. Violation of the laws governing the Company’s operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, and/or termination of the Company’s rights to participate in federal and state-sponsored programs and suspension or revocation of the Company’s licenses. The Company believes that it is in material compliance with all applicable laws and regulations.

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

	Three Months Ended June 30, 2010
	Home-Based Services	Facility-Based Services	Total
	(in thousands)
Net service revenue	$136,554	$17,681	$154,235
Cost of service revenue	69,501	9,981	79,482
Provision for bad debts	1,337	204	1,541
General and administrative expenses	45,341	4,204	49,545

Operating income	20,375	3,292	23,667

Interest expense	(22)	(3)	(25)
Non-operating income (loss)	583	10	593

Income from continuing operations before income taxes and noncontrolling interest	20,936	3,299	24,235
Income tax expense	7,221	754	7,975

Income from continuing operations	13,715	2,545	16,260
Noncontrolling interest	3,417	456	3,873
Income from discontinued operations	—	6	6

Net Income attributable to LHC Group, Inc.	$10,298	$2,095	$12,393

Total assets	$296,462	$34,736	$331,198

	Three Months Ended June 30, 2009
	Home-Based Services	Facility-Based Services	Total
	(in thousands)
Net service revenue	$118,343	$14,610	$132,953
Cost of service revenue	57,957	8,997	66,954
Provision for bad debts	1,853	—	1,853
General and administrative expenses	40,192	3,355	43,547

Operating income	18,341	2,258	20,599

Interest expense	(34)	(5)	(39)
Non-operating income (loss)	64	20	84

Income from continuing operations before income taxes and noncontrolling interest	18,371	2,273	20,644
Income tax expense	5,729	656	6,385

Income from continuing operations	12,642	1,617	14,259
Noncontrolling interest	3,603	363	3,966
Loss from discontinued operations	—	31	31

Net Income attributable to LHC Group, Inc.	$9,039	$1,223	$10,262

Total assets	$245,503	$24,094	$269,597

	Six Months Ended June 30, 2010
	Home-Based Services	Facility-Based Services	Total
	(in thousands)
Net service revenue	$265,232	$34,683	$299,915
Cost of service revenue	134,123	20,002	154,125
Provision for bad debts	3,292	309	3,601
General and administrative expenses	86,834	8,341	95,175

Operating income	40,983	6,031	47,014

Interest expense	(45)	(5)	(50)
Non-operating income (loss)	625	(3)	622

Income from continuing operations before income taxes and noncontrolling interest	41,563	6,023	47,586
Income tax expense	13,979	1,505	15,484

Income from continuing operations	27,584	4,518	32,102
Noncontrolling interest	7,184	907	8,091
Income from discontinued operations	—	6	6

Net Income attributable to LHC Group, Inc.	$20,400	$3,617	$24,017

Total assets	$296,462	$34,736	$331,198

	Six Months Ended June 30, 2009
	Home-Based Services	Facility-Based Services	Total
	(in thousands)
Net service revenue	$227,691	$29,524	$257,215
Cost of service revenue	111,543	17,436	128,979
Provision for bad debts	2,881	154	3,035
General and administrative expenses	75,105	7,121	82,226

Operating income	38,162	4,813	42,975

Interest expense	(86)	(12)	(98)
Non-operating income (loss)	(410)	34	(376)

Income from continuing operations before income taxes and noncontrolling interest	37,666	4,835	42,501
Income tax expense	11,794	1,351	13,145

Income from continuing operations	25,872	3,484	29,356
Noncontrolling interest	7,101	847	7,948
Loss from discontinued operations	—	65	65

Net income available to LHC Group, Inc.	18,771	2,572	21,343

Total assets	$245,503	$24,094	$269,597

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after June 30, 2010;

•	our critical accounting policies;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	the impact of legal proceedings;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.

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

OVERVIEW

We provide post-acute health care services through our home nursing agencies, hospices and long-term acute care hospitals. As of June 30, 2010, we had 282 service providers in 18 states: Louisiana, Mississippi, Arkansas, Alabama, Texas, Virginia, West Virginia, Kentucky, Florida, Georgia, Tennessee, Ohio, Missouri, North Carolina, Maryland, Washington, Oregon and Oklahoma.

Segments

We operate in two segments for financial reporting purposes: home-based services and facility-based services. The percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Home-based services	88.5%	89.0%	88.4%	88.5%
Facility-based services	11.5%	11.0%	11.6%	11.5%

	100.0%	100.0%	100.0%	100.0%

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of June 30, 2010, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	235
Hospice	21
Diabetes Management	2
Private Duty	4
Specialty Services	3
Management Companies	4

269

Of our 269 home-based services locations, 142 are wholly-owned by us, 115 are majority-owned by us through joint ventures, eight are license lease arrangements and we manage the operations of the remaining four locations. We intend to increase the number of home nursing agencies and hospice locations that we operate through continued acquisitions and development throughout the United States.

We provide facility-based services principally through our LTACHs. As of June 30, 2010 we owned and operated six LTACHs with nine locations, of which all but one are located within host hospitals. We also owned and operated one medical equipment location, a health club, a pharmacy, and we manage the operations of one inpatient rehabilitation facility, in which we have no ownership interest. Of these 13 facility-based services locations, seven are wholly-owned by us, five are majority-owned through joint ventures, and one is a managed facility.

Recent Developments

Home-Based Services

Home Nursing. The base payment rate for Medicare home nursing in calendar year (“CY”) 2010 is $2,312.94 per 60-day episode. This is an increase of 1.8% over the CY 2009 base payment rate of $2,271.92. The increase includes a 2.2% market basket increase, a 2.75% coding adjustment decrease, and a 2.5% increase resulting from a modification to the current outlier policy.

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

On July 16, 2010, CMS issued the calendar year 2011 proposed rule covering agency payment rates for home health services. The proposed rule provides for the following adjustments to the base rate: a 2.4% market basket increase reduced by 1% as directed by the Affordable Care Act; a scheduled 2.71% case mix weight adjustment decrease; and revised outlier payment policy beginning in 2011 that will result in a one-time 2.5% reduction to the base rate as directed by the Affordable Care Act. CMS also identified 4.87% in additional case mix coding weight adjustment and proposes to re-distribute it over two years (1.08% additional reduction in FY2011 and a 3.79% reduction to the base rate in FY2012). In 2011, this would result in an aggregate case mix weight adjustment decreasing the base rate by 3.79%. This proposal goes into a 60-day comment period, and a final rule is expected out thereafter.

Hospice. The following table shows the hospice Medicare payment rates for fiscal year (“FY”) 2010 which began on October 1, 2009 and ends September 30, 2010:

Description	Rate per patient day
Routine Home Care	$142.91
Continuous Home Care	$834.10
Full Rate = 24 hours of care $34.75 = hourly rate
Inpatient Respite Care	$147.83
General Inpatient Care	$635.74

On August 6, 2009, CMS issued a final rule, effective October 1, 2009, to update the Medicare Hospice Wage Index for FY 2010. This rule revises the phase-out of the hospice wage index budget neutrality adjustment factor (“BNAF”), which was finalized in the FY 2009 final rule, to now occur over 7 years. As a result of this final rule, the BNAF will be reduced by 10% in FY 2010 and 15% each year from FY 2011 through FY 2016. The combined effects of a 10% reduction to the BNAF in the FY 2010 Hospice Wage Index and a 2.1% hospital market basket update are estimated to increase payment to hospices in FY 2010 by 1.4%. In addition, this final rule requires hospice physicians to provide a short narrative as part of hospice certifications and recertifications of terminal illness. The final rule also set the FY 2009 hospice aggregate cap amount at $23,014.50.

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

On July 16, 2010, CMS issued the FY 2011 notice covering agency payment rates for hospice services. The proposed rule provides for an estimated 1.8% increase in payments for fiscal year (“FY”) 2011. The estimated hospice payment increase is the net result of a 2.6% increase in the “hospital market basket,” an indicator of input price increases. This is an offset by an estimated 0.8% decrease in payments to hospices due to updated wage index data and the second year of CMS’ 7-year phase-out of its wage index budget neutrality adjustment factor (BNAF). Through the notice now on display in the Federal Register, CMS is soliciting public comment on two possible approaches to modernizing the calculation of the hospice aggregate cap.

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

On July 30, 2010, CMS issued a final rule establishing fiscal year (FY) 2011 policies and payment rates for inpatient services furnished to people with Medicare by acute care hospitals, (LTACHs), and certain excluded hospitals. Due to the timing of the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), CMS issued a FY 2011 IPPS/LTACH proposed rule, as well as a supplemental proposed rule that addressed certain changes made by the Affordable Care Act. The final rule responds to comments received by CMS on both the proposed rule and the supplemental proposed rule, which appeared in the May 4 and June 2 issues of the Federal Register, respectively. CMS is updating LTACH rates by 2.5% for inflation, but reducing the inflation update by 0.5 percentage point as required by the Affordable Care Act. Further, CMS will apply an adjustment of negative 2.5% to the LTACH standard Federal rate for the estimated increase in spending in FYs 2008 and 2009 due to documentation and coding that did not reflect increases in patients’ severity of illness. CMS estimates that aggregate payments to LTACHs would increase by approximately 0.5% or $22 million taking into account all provisions in the final rule that would affect spending.

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

Results of Operations

Accounts Receivable and Allowance for Uncollectible Accounts

At June 30, 2010, the Company’s allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 10.9%, or $9.3 million, compared to 10.1% or $8.3 million at December 31, 2009.

The following table sets forth as of June 30, 2010, the aging of accounts receivable (based on the end of episode date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable (amounts in thousands):

	0-90	91-180	181-365	Over 365	Total
Payor
Medicare	$43,240	$7,193	$4,747	$2,380	$57,560
Medicaid	2,506	677	990	792	4,965
Other	14,995	4,368	2,749	589	22,701

Total	$60,741	$12,238	$8,486	$3,761	$85,226

Allowance as a percentage of receivables	3.5%	9.5%	30.6%	89.1%	10.9%

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

Consolidated Net Service Revenue

Consolidated net service revenue for the three months ended June 30, 2010 was $154.2 million, an increase of $21.2 million, or 16.0%, from $133.0 million for the three months ended June 30, 2009. Consolidated net service revenue for the six months ended June 30, 2010 was $299.9 million, an increase of $42.7 million, or 16.6%, from $257.2 million for the six months ended June 30, 2009.

Home-Based Services. Net service revenue for home-based services for the three months ended June 30, 2010 was $136.6 million, an increase of $18.3 million, or 15.4%, from $118.3 million for the three months ended June 30, 2009. Total admissions increased 14.0% to 22,540 during the current period, versus 19,779 for the same period in 2009. Average home-based patient census for the three months ended June 30, 2010, increased 7.4% to 31,345 patients as compared to 29,182 patients for the three months ended June 30, 2009.

Net service revenue for home-based services for the six months ended June 30, 2010 was $265.2 million, an increase of $37.5 million, or 16.5%, from $227.7 million for the six months ended June 30, 2009. Total admissions increased 17.1% to 44,345 during the current period, versus 37,883 for the same period in 2009. Average home-based patient census for the six months ended June 30, 2010, increased 8.9% to 31,033 patients as compared to 28,508 patients for the six months ended June 30, 2009.

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

The following table details the Company’s revenue growth and percentages for organic and total growth:

Three Months Ended June 30, 2010 (in thousands except census and episode data)

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth %	Acquired(4)	Total	Total Growth %
Revenue	$125,296	$1,242	$126,538	6.9%	$10,016	$136,554	15.4%
Revenue Medicare	$103,578	$1,038	$104,616	6.2%	$7,375	$111,991	13.7%
New Admissions	19,965	411	20,376	3.0%	2,164	22,540	14.0%
New Medicare Admissions	14,757	300	15,057	2.3%	1,317	16,374	11.2%
Average Census	28,662	371	29,033	-0.5%	2,312	31,345	7.4%
Average Medicare Census	23,035	312	23,347	-1.0%	1,604	24,951	5.8%
Episodes	37,879	151	38,030	1.7%	2,479	40,509	8.3%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Six Months Ended June 30, 2010 (in thousands except census and episode data)

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth %	Acquired(4)	Total	Total Growth %
Revenue	$243,709	$2,574	$246,283	8.2%	$18,949	$265,232	16.5%
Revenue Medicare	$201,832	$2,185	$204,017	7.6%	$13,952	$217,969	15.0%
New Admissions	39,580	599	40,179	6.1%	4,166	44,345	17.1%
New Medicare Admissions	29,515	445	29,960	11.1%	2,566	32,526	20.6%
Average Census	28,422	358	28,780	1.0%	2,253	31,033	8.9%
Average Medicare Census	22,943	302	23,245	1.2%	1,550	24,795	7.9%
Episodes	74,088	404	74,492	4.1%	4,753	79,245	10.8%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Facility-Based Services. Net service revenue for facility-based services for the three months ended June 30, 2010, was $17.7 million, an increase of $3.1 million, or 21.2%, from $14.6 million for the three months ended June 30, 2009. The growth in the facility-based services segment relates to the LTACH acquired in 2009.

Net service revenue for facility-based services for the six months ended June 30, 2010, was $34.7 million, an increase of $5.2 million, or 17.6%, from $29.5 million for the six months ended June 30, 2009. The growth in the facility-based services segment relates to the LTACH acquired in 2009.

Cost of Service Revenue

Cost of service revenue for the three months ended June 30, 2010 was $79.5 million, an increase of $12.5 million, or 18.7%, from $67.0 million for the three months ended June 30, 2009. Cost of service revenue represented approximately 51.5% and 50.4% of net service revenue for the three months ended June 30, 2010 and 2009, respectively.

Cost of service revenue for the six months ended June 30, 2010 was $154.1 million, an increase of $25.1 million, or 19.5%, from $129.0 million for the six months ended June 30, 2009. Cost of service revenue represented approximately 51.4% and 50.1% of net service revenue for the three months ended June 30, 2010 and 2009, respectively.

Home-Based Services. Cost of home-based service revenue for the three months ended June 30, 2010 was $69.5 million, an increase of $11.5 million, or 19.9%, from $58.0 million for the three months ended June 30, 2009. Cost of home-based service revenue for the six months ended June 30, 2010 was $134.1 million, an increase of $22.6 million, or 20.2%, from $111.5 million for the six months ended June 30, 2009. For the home-based services segment, the increase in cost of service revenue as a percentage of revenue in the three and six month periods ended June 30, 2010 compared to the same periods in 2009 related to salaries, wages and benefits for clinical professionals, primarily in newly acquired agencies.

The following table summarizes cost of service revenue (amounts in thousands):

	Three Months Ended June 30,						Six Months Ended June 30,
	2010			2009			2010			2009
Salaries, wages and benefits	$59,428	43.5	%(1)	$49,444	41.8	%(1)	$115,069	43.4	%(1)	$95,557	42.0	%(1)
Transportation	4,845	3.5%		4,155	3.5%		9,316	3.5%		7,496	3.3%
Supplies and services	5,228	3.9%		4,358	3.7%		9,739	3.7%		8,490	3.7%

	$69,501	50.9%		$57,957	49.0%		$134,124	50.6%		$111,543	49.0%

(1)	Percentage of home-based net service revenue

Facility-Based Services. Cost of facility-based service revenue for the three months ended June 30, 2010 was $10.0 million, an increase of $1.0 million, or 10.9%, from $9.0 million for the three months ended June 30, 2009. Cost of facility-based service revenue for the six months ended June 30, 2010 was $20.0 million, an increase of $2.6 million, or 14.9%, from $17.4 million for the six months ended June 30, 2009. Revenue per patient day, patient acuity and occupancy increased in the three and six month periods ended June 30, 2010 compared to the same periods in 2009, respectively, which reduced salaries, wages and benefits as a percentage of net service revenue.

The following table summarizes cost of service revenue (amounts in thousands):

	Three Months Ended June 30,						Six Months Ended June 30,
	2010			2009			2010			2009
Salaries, wages and benefits	$6,082	34.4	%(1)	$5,481	37.5	%(1)	$12,152	35.0	%(1)	$10,682	36.2	%(1)
Transportation	35	0.2%		46	0.3%		67	0.2%		80	0.3%
Supplies and services	3,864	21.8%		3,470	23.8%		7,783	22.4%		6,674	22.6%

	$9,981	56.4%		$8,997	61.6%		$20,002	57.7%		$17,436	59.1%

(1)	Percentage of facility-based net service revenue

Provision for Bad Debts

Provision for bad debts for the three months ended June 30, 2010 was $1.5 million, a decrease of $400,000, from $1.9 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, the provision for bad debts was approximately 1.0% of net service revenue compared to 1.4% for the same period in 2009.

Provision for bad debts for the six months ended June 30, 2010 was $3.6 million, an increase of $600,000, from $3.0 million for the six months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, the provision for bad debts was approximately 1.2% of net service revenue.

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

General and administrative expenses for the three months ended June 30, 2010 were $49.5 million, an increase of $6.0 million or 13.8%, compared to $43.5 million for the three months ended June 30, 2009. General and administrative expenses as a percent of net service revenue was 32.1% and 32.8% for the three months ended June 30, 2010 and 2009.

General and administrative expenses for the six months ended June 30, 2010 were $95.2 million, an increase of $13.0 million or 15.8%, compared to $82.2 million for the six months ended June 30, 2009. General and administrative expenses as a percent of net service revenue was 31.7% and 32.0% for the six months ended June 30, 2010 and 2009.

Home-Based Services. General and administrative expenses in the home-based services for the three months ended June 30, 2010 were $45.3 million, an increase of $5.1 million or 12.7% from $40.2 million for the three months ended June 30, 2009. General and administrative expenses in the home-based services segment represented approximately 33.2% and 34.0% of net service revenue for the three months ended June 30, 2010 and 2009, respectively.

General and administrative expenses in the home-based services for the six months ended June 30, 2010 were $86.8 million, an increase of $11.7 million or 15.6% from $75.1 million for the six months ended June 30, 2009. General and administrative expenses in the home-based services segment represented approximately 32.7% and 33.0% of net service revenue for the six months ended June 30, 2010 and 2009, respectively.

Facility-Based Services. General and administrative expenses in the facility-based services for the three months ended June 30, 2010 were $4.2 million, an increase of $800,000 or 25.3% from $3.4 million for the three months ended June 30, 2009. General and administrative expenses in the facility-based services segment as a percentage of net service revenue were 23.8% and 23.0% for the three months ended June 30, 2010 and 2009, respectively.

General and administrative expenses in the facility-based services for the six months ended June 30, 2010 were $8.3 million, an increase of $1.2 million or 16.9% from $7.1 million for the six months ended June 30, 2009. General and administrative expenses in the facility-based services segment as a percentage of net service revenue were 24.0% and 24.1% for the six months ended June 30, 2010 and 2009, respectively.

Income Tax Expense

The effective tax rates for the three months ended June 30, 2010 and 2009 were 39.2% and 38.3% of income from continuing operations attributable to LHC Group, Inc., respectively.

The effective tax rates for the six months ended June 30, 2010 and 2009 were 39.2% and 38.0% of income from continuing operations attributable to LHC Group, Inc., respectively.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $3.9 million and $4.0 million for the three months ended June 30, 2010 and 2009, respectively. Noncontrolling interests represented 2.5% and 3.0% of net service revenue for the three months ended June 30, 2010 and 2009, respectively.

Net income attributable to noncontrolling interests was $8.1 million and $8.0 million for the six months ended June 30, 2010 and 2009, respectively. Noncontrolling interests represented 2.7% and 3.1% of net service revenue for the six months ended June 30, 2010 and 2009, respectively.

Discontinued Operations

The Company intends to sell its health club within the next twelve months. The results of the health club are included in discontinued operations in the Company’s condensed consolidated statement of income statement for the three and six months ended June 30, 2010 and 2009.

In September 2009, the Company sold its outpatient rehabilitation clinic. The sale generated a loss of $22,000, which was recognized in the third quarter of 2009. The results of operations related to the clinic and the loss are included in discontinued operations in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2009. There was no activity related to the outpatient rehabilitation clinic during the three and six months ended June 30, 2010.

The following table provides financial results of discontinued operations for the three and six months ended June 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net service revenue	$222	$375	$425	$735
Costs of services and G&A expenses	(212)	(426)	(415)	(841)

Income (Loss) from discontinued operations before income taxes	10	(51)	10	(106)
Income tax benefit (expense)	(4)	20	(4)	41

Income (Loss) from discontinued operations attributable to LHC Group Inc.’s common stockholders	$6	$(31)	$6	$(65)

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

The following table summarizes changes in cash (amounts in thousands):

	Six Months Ended June 30,
	2010	2009
Cash provided by operating activities	$41,446	$21,003
Cash used in investing activities	(25,928)	(15,917)
Cash used in financing activities	(14,638)	(7,374)

Change in cash	880	(2,288)
Cash and cash equivalents at beginning of period	394	3,511

Cash and cash equivalents at end of period	$1,274	$1,223

Cash provided by operating activities increased $20.4 million during the six months ended June 30, 2010. The increase in operating cash flows relates to payments for income taxes. During the first quarter of 2009, the Company paid $8.5 million of income tax payments which had been deferred as a result of Hurricanes Ike and Gustav.

Investing cash outflows increased $10.0 million during the six months ended June 30, 2010. Investing cash outflows for the six months ended June 30, 2010 included $20.2 million for acquisitions compared to $12.2 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, the company had capital expenditures of $5.7 million compared to $3.7 million for the same time period in 2009.

Financing cash outflows increased $7.3 million during the six months ended June 30, 2010. During the six months ended June 30, 2010, the Company paid the outstanding balance on the line of credit of $5.7 million. During the second quarter of 2010, the Company purchased certain Noncontrolling interests in one of the Company’s joint ventures, resulting in cash payments of $1.9 million.

Indebtedness

Our total long-term indebtedness was $4.3 million and $4.5 million at June 30, 2010 and December 31, 2009, including the current portion of $416,000 and $387,000.

The Company’s Credit Facility with Capital One, National Association provides for a maximum aggregate principal borrowing of $75.0 million. The Credit Facility, which is scheduled to expire on June 15, 2011, is unsecured and has a letter of credit sublimit of $2.5 million. In September 2009, the Company issued a letter of credit valued at $1.5 million as of June 30, 2010, as collateral on the Company’s workers’ compensation insurance. The annual facility fee is 0.25% of the total availability. The interest rate for borrowings under the Credit Facility is a function of the prime rate (Base Rate) subject to a floor or the Eurodollar rate (Eurodollar) subject to a floor, as elected by the Company, plus the applicable margin set forth below, which is based on the Leverage Ratio as defined in the Credit Facility. No amounts were outstanding on this facility as of June 30, 2010.

Leverage Ratio	Eurodollar Margin	Base Rate Margin
<1.00:1.00	2.25%	0.50%
>1.00:1.00<1.50:1.00	2.50%	0.75%
>1.50:1.00<2.00:1.00	2.75%	1.00%
>2.00:1.00	3.00%	1.25%

The Company’s Credit Facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to the Company’s business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the Credit Facility, the Company is also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth, leverage and minimum asset coverage ratios. At June 30, 2010, the Company was in compliance with all covenants.

The Credit Facility also contains customary events of default, including bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving the Company or any subsidiary guarantor, and the failure to comply with certain covenants.

In February 2008, the Company entered into a loan agreement with Capital One, National Association (“Capital One”) for a term note in the amount of $5.1 million for the purchase of a 1999 Cessna 560 aircraft. The aircraft is collateral for the term note, which is payable in 83 monthly installments of principal ($28,056) plus interest commencing in March 2008 followed by one balloon installment in February 2015 of $2.7 million. The term note bears interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9% (2.2% at June 30, 2010).

Contingencies

For a discussion of contingencies, see Item 1, “Notes to Condensed Consolidated Financial Statements — Note 6 — Commitments and Contingencies” of this Form 10-Q.

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

As of June 30, 2010, we had cash of $1.3 million. Cash in excess of requirements remains in the Company’s non-interest bearing checking account. As provided by the stimulus package all cash limits associated with non-interest bearing checking accounts are fully insured by the Federal Insurance Deposit Corporation through June 30, 2010.

Our exposure to market risk relates to changes in interest rates for borrowings under the Company’s Credit Facility. The Credit Facility is a revolving credit facility and, as such, the Company borrows, repays and re-borrows amounts as needed, changing the average daily balance outstanding under the facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the Credit Facility would have increased interest expense $2,000 for the six months ended June 30, 2010.

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

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective disclosure controls and procedures at the reasonable assurance level as of June 30, 2010.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the period ending June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

On May 12, 2010, we received a letter from the United States Senate Finance Committee in response to an April 26, 2010 article in The Wall Street Journal entitled “Home Care Yields Medicare Bounty.” The letter from the Senate Finance Committee asked us to provide documents and data related to the issues referenced in The Wall Street Journal article. On June 25, 2010, we completed our response to the Senate Finance Committee’s letter and intend on fully cooperating with their inquiry. At this time, we are unable to predict the timing and outcome of this matter.

On July 16, 2010, we received a subpoena from the Securities and Exchange Commission (“SEC”) that included a request for documents related to our participation in the Medicare Home Health Prospective Payment System as well as the documents and information we produced in response to the Senate Finance Committee’s investigation set forth above. We are in the process of responding to the SEC’s request. Because the investigation is at an early stage, we cannot predict its outcome or its effect, if any, on our business.

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

On April 14, 2009, the Company filed a Current Report on Form 8-K regarding a qui tam lawsuit filed in Tennessee captioned United States of America ex rel Sally Christine Summers v. LHC Group, Inc. which alleged violation of the False Claims Act at a single agency. On June 11, 2009, the Company filed a Current Report on Form 8-K, reporting the district court’s order dismissing the case. As previously reported, the plaintiff appealed the district court’s dismissal, and the appeal was argued in June 2010. No decision has been issued by the appellate court.

ITEM 1A.	RISK FACTORS.

The information set forth in this Form 10-Q, should be read in conjunction with the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2009 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2009 Form 10-K are not the only risks of the Company. Additional risks and uncertainties not currently known by the Company or that we currently deemed immaterial, also may materially adversely affect the Company, including those described below.

We are the subject of a number of inquiries by the federal government, any of which could have an adverse impact on our financial condition and operations.

We operate in a highly regulated industry and are the subject of a number of inquiries by the federal government. We are cooperating with the applicable government agencies with respect to each of the inquiries and producing the requested records. Any negative findings could have a material adverse impact on our operations and financial condition. Although we cannot predict when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to these inquiries will continue to require management’s attention and significant legal expense. See Part II, Item 1-Legal Proceedings in this 10Q for additional information regarding these inquiries.

We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition or results of operations.

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into law by President Obama on March 23, 2010, and March 30, 2010, respectively. The Acts dramatically alter the United States health care system and are intended to decrease the number of uninsured Americans and reduce overall health care costs. The Acts attempt to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, and tying reimbursement to the satisfaction of certain quality criteria. The Acts also contain a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs. Because a majority of the measures contained in the Acts have not yet taken effect, it is difficult to predict the impact the Acts will have on our operations. However, depending on how they are ultimately interpreted and implemented, the Acts could have an adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of stockholders was held on June 24, 2010 (the “Annual Meeting”). At the Annual Meeting, the following matters were voted on with the following results:

Election of Directors. John L. Indest, Ronald T. Nixon, W.J. “Billy” Tauzin, and Kenneth E. Thorpe were elected to serve as Class II Directors for a three-year term expiring at the 2013 Annual Meeting of Stockholders. Voting results were as follows:

Name of Director	Votes For	Votes Withheld
John L. Indest	12,215,975	331,117
Ronald T. Nixon	15,303,928	243,164
W.J. “Billy” Tauzin	14,672,734	874,358
Kenneth E. Thorpe	15,304,187	242,905

The following persons continued as directors following the Annual Meeting: John B. Breaux, Dan S. Wilford, Monica F. Azare, Keith G. Myers, Ted W. Hoyt and George A. Lewis.

Approval and Adoption of the 2010 LTIP. A total of 1,500,000 shares of the Company’s common stock are reserved and available for issuance pursuant to awards granted under the 2010 Long Term Incentive Plan.

Votes For	Votes Against	Abstentions
14,653,860	886,930	6,301

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

Votes For	Votes Against	Abstentions
17,097,539	117,007	9,154

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.1 to the Form 8-K on January 4, 2008).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005 and to the form 8-K on January 4, 2008, respectively).

4.3	Form of Stockholder Protection Rights Agreement, between LHC Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Form 8-K on March 11, 2008).

10.1	LHC Group, Inc. 2010 Long-Term Incentive Plan.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LHC GROUP, INC.

Date: August 6, 2010	/S/ Peter J. Roman
Peter J. Roman
Executive Vice President and Chief Financial Officer (Principal financial officer)