Form 10-Q
period 2010-09-30
LHC Group, Inc
filed 2010-11-03
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of common stock, par value $0.01, outstanding as of November 1, 2010: 18,675,841 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$7,207	$394
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $10,013 and $8,262, respectively	77,604	73,651
Other receivables	3,639	3,850
Amounts due from governmental entities	686	1,184

Total receivables, net	81,929	78,685
Deferred income taxes	5,782	4,370
Prepaid income taxes	5,636	3,131
Prepaid expenses and other current assets	8,194	8,798

Total current assets	108,748	95,378
Property, building and equipment, net of accumulated depreciation of $13,549 and $15,030, respectively	28,259	21,361
Goodwill	154,897	139,474
Intangible assets, net of accumulated amortization of $1,298 and $747, respectively	53,343	46,851
Other assets	2,168	3,169

Total assets	$347,415	$306,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$17,174	$20,873
Salaries, wages, and benefits payable	30,028	22,521
Amounts due to governmental entities	3,208	3,208
Current portion of long-term debt	362	387

Total current liabilities	50,772	46,989
Deferred income taxes	14,705	12,475
Revolving credit facility	—	5,723
Long-term debt, less current portion	3,818	4,096
Other long-term obligations	1,570	1,567

Total liabilities	70,865	70,850
Noncontrolling interest — redeemable	14,032	13,823
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 21,156,876 and 20,967,418 shares issued and 18,153,188 and 17,990,685 shares outstanding, respectively	181	179
Treasury stock — 3,003,688 and 2,976,733 shares at cost, respectively	(4,329)	(3,513)
Additional paid-in capital	89,953	86,310
Retained earnings	175,551	138,196

Total LHC Group, Inc. stockholders’ equity	261,356	221,172
Noncontrolling interest — non-redeemable	1,162	388

Total equity	262,518	221,560

Total liabilities and equity	$347,415	$306,233

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net service revenue	$166,632	$132,856	$466,973	$390,488
Cost of service revenue	88,187	69,525	242,450	198,659

Gross margin	78,445	63,331	224,523	191,829
Provision for bad debts	1,699	1,105	5,299	4,140
General and administrative expenses	51,056	43,908	146,509	126,393

Operating income	25,690	18,318	72,715	61,296
Interest expense	(33)	(20)	(83)	(115)
Non-operating income (loss)	90	51	711	(337)

Income from continuing operations before income taxes and noncontrolling interest	25,747	18,349	73,343	60,844
Income tax expense	8,631	5,609	24,119	18,752

Income from continuing operations	17,116	12,740	49,224	42,092
Loss from discontinued operations (net of income tax expense of $9 and $48, respectively)	—	(15)	—	(76)

Net income	17,116	12,725	49,224	42,016
Less net income attributable to noncontrolling interests	3,818	2,893	11,910	10,841

Net income attributable to LHC Group, Inc.	13,298	9,832	37,314	31,175
Redeemable noncontrolling interest	—	(3)	41	45

Net income available to LHC Group, Inc.’s common stockholders	$13,298	$9,829	$37,355	$31,220

Earnings per share — basic:
Income from continuing operations attributable to LHC Group, Inc.	$0.73	$0.55	$2.06	$1.74
Loss from discontinued operations, attributable to LHC Group, Inc.	—	—	—	—

Net income attributable to LHC Group, Inc.	0.73	0.55	2.06	1.74
Redeemable noncontrolling interest	—	—	—	—

Net income available to LHC Group, Inc.’s common stockholders	$0.73	$0.55	$2.06	$1.74

Earnings per share — diluted:
Income from continuing operations attributable to LHC Group, Inc.	$0.73	$0.54	$2.05	$1.73
Loss from discontinued operations, attributable to LHC Group, Inc.	—	—	—	—

Net income attributable to LHC Group, Inc.	0.73	0.54	2.05	1.73
Redeemable noncontrolling interest	—	—	—	—

Net income available to LHC Group, Inc.’s common stockholders	$0.73	$0.54	$2.05	$1.73

Weighted average shares outstanding:
Basic	18,148,678	17,971,352	18,103,196	17,951,986
Diluted	18,224,019	18,116,984	18,208,445	18,040,918

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands except share data)

(Unaudited)

	LHC Group, Inc.						Non-controlling Interest Non Redeemable	Total Equity	Non-controlling Interest Redeemable	Net Income
	Common Stock				Additional Paid-In Capital	Retained Earnings
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2009	$179	20,967,418	$(3,513)	(2,976,733)	$86,310	$138,196	$388	$221,560	$13,823
Net income	—	—	—	—	—	37,314	1,373	38,687	10,537	49,224

Transfer of noncontrolling interest	—	—	—	—	—	—	684	684	(684)
Acquired noncontrolling interest	—	—	—	—	—	—	—	—	836
Purchase of additional controlling interest	—	—	—	—	(1,914)	—	—	(1,914)	—
Noncontrolling interest distributions	—	—	—	—	—	—	(1,283)	(1,283)	(10,480)
Stock issued for acquisition	2	50,150	—	—	1,548	—	—	1,550	—
Stock option exercise	—	4,000	—	—	91	—	—	91	—
Nonvested stock compensation	—	—	—	—	2,791	—	—	2,791	—
Issuance of vested restricted stock	—	115,215	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(816)	(26,955)	—	—	—	(816)	—
Excess tax benefits — vesting nonvested stock	—	—	—	—	532	—	—	532	—
Issuance of common stock under Employee Stock Purchase Plan	—	20,093	—	—	595	—	—	595	—
Recording noncontrolling interest in joint venture at redemption value	—	—	—	—	—	41	—	41	—

Balances at September 30, 2010	$181	21,156,876	$(4,329)	(3,003,688)	$89,953	$175,551	$1,162	$262,518	$14,032

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income	$49,224	$42,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,354	3,494
Provision for bad debts	5,299	4,141
Stock-based compensation expense	2,791	1,755
Deferred income taxes	818	1,692
Loss on impairment of intangible assets	—	542
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(9,858)	(12,208)
Prepaid expenses and other assets	(199)	(3,613)
Accounts payable and accrued expenses	4,523	(1,225)
Net amounts due to/from governmental entities	498	(1,810)

Net cash provided by operating activities	58,450	34,784

Investing activities
Purchases of property, building and equipment	(11,145)	(6,124)
Cash paid for acquisitions, primarily goodwill, intangible assets	(21,994)	(18,481)

Net cash used in investing activities	(33,139)	(24,605)

Financing activities
Proceeds from line of credit	9,023	20,605
Payments on line of credit	(14,746)	(20,605)
Payment of deferred financing fees	—	(263)
Principal payments on debt	(303)	(412)
Payments on capital leases	(24)	(74)
Excess tax benefits from vesting of restricted stock	634	98
Proceeds from employee stock purchase plan	595	457
Purchase of additional controlling interest	(1,914)	—
Noncontrolling interest distributions	(11,763)	(10,988)

Net cash used in financing activities	(18,498)	(11,182)

Change in cash	6,813	(1,003)
Cash at beginning of period	394	3,511

Cash at end of period	$7,207	$2,508

Supplemental disclosures of cash flow information
Interest paid	$33	$115

Income taxes paid	$25,170	$31,828

Supplemental disclosure of non-cash transactions:

During the nine months ended September 30, 2010, the Company acquired a majority ownership in five entities and recorded $836,000 of noncontrolling interest related to the acquisitions.

During the nine months ended September 30, 2010, the Company issued 29,988 shares of the Company’s common stock, valued at $950,000, as settlement of contingent consideration on one of the Company’s 2008 acquisitions. The shares were contingent upon the acquired company achieving certain financial measurements in the year after acquisition. The acquired company achieved the financial measurements and, therefore, the Company remitted the remaining contingent consideration to the seller.

The Company also issued 20,162 shares, valued at $600,000, during the nine months ended September 30, 2010 as consideration for one of the Company’s acquisitions.

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals (“LTACH”). As of September 30, 2010, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Louisiana, Mississippi, Arkansas, Alabama, Texas, Virginia, West Virginia, Kentucky, Florida, Georgia, Tennessee, Ohio, Missouri, North Carolina, Maryland, Washington, Oregon, Oklahoma and Idaho. During the nine months ending September 30, 2010, the Company acquired nine home health agencies, two hospice agencies, and one LTACH and initiated operations at eight home health agencies.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of September 30, 2010, the related condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009, condensed consolidated statement of changes in equity for the nine months ended September 30, 2010, condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 and related notes (collectively, these statements are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Subsequent Events

On October 12, 2010, the Company entered into a Second and Amended Restated Credit Agreement (“Credit Agreement”). The Credit Agreement added JP Morgan Chase Bank, N.A. as a lender and renewed the line of credit commitment in the maximum total aggregate principal amount of $75.0 million (with a letter of credit sub-limit equal to $5.0 million). The Credit Agreement also removed the net receivable to senior debt covenant. The Credit Agreement has a term of three years and expires on October 12, 2013.

On October 29, 2010, the Credit Agreement was amended to permit the use of the proceeds of the line of credit to be used to repurchase shares of the Company’s common stock pursuant to the Stock Repurchase Program, defined below.

On October 29, 2010, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock, par value $.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). The Company anticipates that it will finance the Stock Repurchase Program with cash from general corporate funds, or draws under the Credit Agreement. The

Company may repurchase shares of common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations as may be considered by the Company. As of the date of this report, no amounts have been repurchased under the Stock Repurchase Program.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Wholly-owned subsidiaries	50.1%	44.6%	48.9%	44.8%
Equity joint ventures	46.1%	51.1%	47.1%	51.3%
License leasing arrangements	2.5%	2.5%	2.5%	2.4%
Management services	1.3%	1.8%	1.5%	1.5%

	100.0%	100.0%	100.0%	100.0%

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

The following table sets forth the percentage of net service revenue earned by category of payor for the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Payor:
Medicare	80.0%	82.4%	80.4%	82.7%
Medicaid	3.3%	3.7%	3.3%	3.5%
Other	16.7%	13.9%	16.3%	13.8%

	100.0%	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment for the three months and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Home-based services	87.5%	88.1%	88.0%	88.3%
Facility-based services	12.5%	11.9%	12.0%	11.7%

	100.0%	100.0%	100.0%	100.0%

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

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. We believe the credit risk associated with our Medicare accounts, which represent 66.4% and 70.5% of our patient accounts receivable at September 30, 2010 and December 31, 2009, respectively, is limited due to (i) the historical collection rate of over 98% from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of shares outstanding for basic per share calculation	18,148,678	17,971,352	18,103,196	17,951,986
Effect of dilutive potential shares:
Options	4,051	6,001	5,528	5,820
Nonvested stock	71,290	105,630	99,721	49,111
Contingent shares	—	34,001	—	34,001

Adjusted weighted average shares for diluted per share calculation	18,224,019	18,116,984	18,208,445	18,040,918

Antidilutive shares	164,289	9,153	143,089	229,569

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

3. Acquisitions and Disposals

Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired nine home health entities, two hospices, one LTACH, one private duty entity and one DME entity during the nine months ended September 30, 2010. As a result of the acquisitions, the Company maintains an ownership interest in the entities set forth below.

Acquired Entity	Ownership Percentage	State of Operations	Acquisition Date
Preston Memorial HomeCare, LLC	75%	West Virginia	January 1, 2010
Access Hospice, LLC	100%	Missouri	January 1, 2010
HMC Home Health, LLC	75%	Tennessee	February 1, 2010
Northwest Georgia Home Health, LLC	100%	Georgia	March 1, 2010
Salem Homecare, LLC	100%	Oregon	April 1, 2010
Specialty Care Hospital of Monroe, LLC	100%	Louisiana	June 25, 2010
LHCG XVII, LLC	100%	Idaho	July 1, 2010
Baptist Home Health, LLC	75%	Alabama	July 1, 2010
Craig General Home Health, LLC	75%	Oklahoma	August 1, 2010
LHCG XVIII, LLC	75%	Alabama	August 16, 2010
LHCG XX, LLC	100%	Kentucky	September 1, 2010

Each of the acquisitions was accounted for under the acquisition method of accounting, and accordingly, the accompanying condensed consolidated financial statements include the results of operations of each acquired entity from the date of acquisition.

The Company’s home-based segment recognized goodwill of $8.8 million, including $564,000 of noncontrolling goodwill, and the Company’s facility-based segment recognized goodwill of $6.0 million related to the acquisitions. The Company expects its portion of goodwill to be fully tax deductible. The following table summarizes the consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired (all amounts are in thousands).

Consideration
Cash	$21,958
Stock issuance (20,162 shares)	600
Working capital	216

Fair value of total consideration transferred	$22,774

Acquisition-related costs (included in general and administrative expenses)	$348

Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	$4,429
Certificate of need/license	1,438
Other identifiable intangible assets	1,176
Other assets	1,186

Total identifiable assets	$8,229

Noncontrolling interest	$836
Goodwill, including noncontrolling interest of $564,000	$15,381

Trade names, certificates of need and licenses are indefinite-lived assets and, therefore, not subject to amortization. The other identifiable assets include non-compete agreements that are amortized over the life of the agreements, ranging from two to five years. The fair value of the acquired intangible assets is preliminary pending the final valuations of those assets.

One of the Company’s 2009 acquisitions provided for up to $2.5 million in contingent consideration to be paid to the seller if certain financial measurements are achieved. The fair value of the contingent consideration recognized on the acquisition date was $1.7 million. The fair value of the contingent consideration was estimated using the income approach based on financial projections of the acquired company. The projected cash flows were discounted using a discount rate of LIBOR plus 100 basis points, which the Company believes is appropriate and is representative of a market participant assumption. During the nine months ended September 30, 2010, the Company revalued the contingent consideration using the same fair value techniques, and increased its fair value to $1.8 million. The $100,000 additional expense is included in Operating income on Condensed Consolidated Statement of Income. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement.

During the first quarter of 2010, certain noncontrolling interest holders redeemed their interest in one of the Company’s joint ventures, resulting in a cash payment of approximately $36,000. In connection with the partial redemption, the Company decreased noncontrolling interest redeemable by approximately $41,000 and increased retained earnings by the same amount, representing the fair value at December 31, 2009 of the shares converted during the first quarter of 2010. Simultaneously, the Company recorded goodwill of $36,000, which is not deductible for income tax purposes, to represent the value of the noncontrolling interest redeemed. As of September 30, 2010, all noncontrolling interest associated with this joint venture had been redeemed.

During the second quarter of 2010, the Company purchased certain noncontrolling interest holders assigned interests in one of the Company’s joint ventures, resulting in cash payments of $1.9 million. In connection with the sale, additional paid in capital was decreased by $1.9 million.

In September 2009, the Company sold its outpatient rehabilitation clinic, which was part of the Facility-Based services. The sale generated a loss of $22,000, which was recognized in the third quarter of 2009. The results of operations related to the clinic are included in discontinued operations in the Company’s condensed consolidated statement of income for the nine months ended September 30, 2009. There was no activity related to the outpatient rehabilitation clinic during the nine months ended September 30, 2010.

The following table provides financial results of discontinued operations for the three and nine months ended September 30, 2009 (amounts in thousands):

	Three Months Ended September 30 2009	Nine Months Ended September 30 2009
Net service revenue	$88	$406
Costs of services and G&A expenses	112	530

Income (Loss) from discontinued operations before income taxes	(24)	(124)
Income tax benefit (expense)	9	48

Income (Loss) from discontinued operations attributable to LHC Group Inc.’s common stockholders	$(15)	$(76)

4. Goodwill and Intangibles

The changes in recorded goodwill by segment for the nine months ended September 30, 2010 were as follows (amounts in thousands):

Nine Months Ended September 30, 2010
Home-based services segment:
Balance at beginning of period	$133,909
Goodwill from acquisitions	8,827
Goodwill related to noncontrolling interest	564
Other adjustments	6

Balance at September 30, 2010	$143,306

Facility-based services segment:
Balance at beginning of period	$5,565
Goodwill from Acquisitions	5,990
Goodwill acquired from redemption of noncontrolling interest	36

Balance at September 30, 2010	$11,591

Consolidated balance at September 30, 2010	$154,897

The following table summarizes the changes in intangible assets during the nine months ended September 30, 2010 (amounts in thousands):

	Trade Names	Certificate of Need/License	Other Intangibles	Total
Balance at December 31, 2009	$40,305	$5,533	$1,013	$46,851
Additions	4,429	1,438	1,176	7,043
Amortization	—	—	(551)	(551)

Balance at September 30, 2010	$44,734	$6,971	$1,638	$53,343

Other intangible assets of $51.3 million, net of accumulated amortization, related to the home-based services segment and $2.0 million related to the facility-based services segment as of September 30, 2010.

5. Stockholders’ Equity

During the nine months ended September 30, 2010, the Company issued 29,988 shares of the Company’s common stock, valued at $950,000, as settlement of contingent consideration on one of the Company’s 2008 acquisitions. The shares were contingent upon the acquired company achieving certain financial measurements in the year after acquisition. The acquired company achieved the financial measurements and, therefore, the Company remitted the remaining contingent consideration to the seller.

The Company also issued 20,162 shares, valued at $600,000 during the nine months ended September 30, 2010 as consideration for one of the Company’s acquisitions.

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

Stock Options

As of September 30, 2010, 15,000 options were issued and exercisable. During the nine months ended September 30, 2010, 4,000 options were exercised with an average exercise price of $18.40. No options were forfeited or granted during the nine months ended September 30, 2010 and 2009.

Nonvested Stock

During the nine months ended September 30, 2010, 18,700 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. Of these 18,700 shares, 15,200 shares vest one year from the grant date, while the remaining 3,500 shares vest one-third immediately, and the remaining two-thirds vest equally on the first and second anniversaries of the grant date. During the nine months ended September 30, 2010, 140,755 nonvested shares were granted to employees pursuant to the 2005 Incentive Plan. All of these shares vest over a five year period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair value of nonvested shares granted during the nine months ended September 30, 2010 was $30.04.

The following table represents the nonvested stock activity for the nine months ended September 30, 2010:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding at December 31, 2009	466,133	$21.88
Granted	159,455	30.04
Vested	(115,215)	22.00
Forfeited	(773)	17.00

Nonvested shares outstanding at September 30, 2010	509,600	23.61

As of September 30, 2010, there was $9.3 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 2.5 years. The total fair value of shares vested in the nine months ended September 30, 2010 and 2009 was $2.5 million and $1.6 million, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $2.8 million and $1.8 million of compensation expense related to nonvested stock grants in the nine months ended September 30, 2010 and 2009, respectively.

Employee Stock Purchase Plan

The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There are 250,000 shares reserved for the plan. The Company issued 5,918 shares of common stock under the plan at a per share price of $31.93 during the three months ended March 31, 2010, 5,789 shares of common stock at a per share price of $31.85 during the three months ended June 30, 2010 and 8, 386 shares of common stock at a per share price of $26.36 during the three months ended September 30, 2010. As of September 30, 2010, there were 158,148 shares available for future issuance.

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

On May 12, 2010, the Company received a letter from the United States Senate Finance Committee in response to an April 26, 2010 article in The Wall Street Journal entitled “Home Care Yields Medicare Bounty.” The letter from the Senate Finance Committee asked the Company to provide documents and data related to the issues referenced in The Wall Street Journal article. On June 25, 2010, the Company submitted its response to the Senate Finance Committee’s letter and intends to fully cooperate with their inquiry. At this time, the Company is unable to predict the timing and outcome of this matter.

On July 16, 2010, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) that included a request for documents related to the Company’s participation in the Medicare Home Health Prospective Payment System, as well as the documents and information produced in response to the Senate Finance Committee’s investigation set forth above. The Company has produced requested documents and will continue to be cooperative with the SEC’s requests and its reviews. Because the investigation is at an early stage, the Company cannot predict its outcome or its effect, if any, on the Company’s business.

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

As previously reported, the Company defended a qui tam lawsuit filed in Tennessee captioned United States of America ex rel Sally Christine Summers v. LHC Group, Inc. which alleged violation of the False Claims Act at a single agency. The district court dismissed the case. On October 4, 2010, the United States Court of Appeals for

the Sixth Circuit issued an opinion upholding the district court’s dismissal of the case. At this time, the Company does not know if the plaintiff intends to pursue further appellate filings.

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

Noncontrolling Interest-Redeemable

A majority of the Company’s joint venture agreements include a provision that requires the Company to purchase the noncontrolling partner’s interest upon the occurrence of certain triggering events, such as death or bankruptcy of the partner or the partner’s exclusion from the Medicare or Medicaid programs. These triggering events and the related repurchase provisions are specific to each individual joint venture; if the repurchase provision is triggered in any one joint venture, the remaining joint ventures would not be impacted. Upon the occurrence of a triggering event, the Company would be required to purchase the noncontrolling partner’s interest at either the fair value or the book value at the time of purchase as stated in the agreement. Historically, no triggering event has occurred, and the Company believes the likelihood of a triggering event occurring is remote. The Company has never been required to purchase the noncontrolling interest of any of its joint venture partners. According to authoritative guidance, redeemable noncontrolling interests must be reported outside of permanent equity on the consolidated balance sheet in instances where there is a repurchase provision with a triggering event that is outside the control of the Company. The Company had 53 joint venture agreements with these repurchase provisions resulting in a total noncontrolling interests — redeemable of $14.0 million and $13.8 million at September 30, 2010 and December 31, 2009, respectively.

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

	Three Months Ended September 30, 2010
	Home-Based Services	Facility-Based Services	Total
	(in thousands)
Net service revenue	$145,789	$20,843	$166,632
Cost of service revenue	75,443	12,744	88,187
Provision for bad debts	1,848	(149)	1,699
General and administrative expenses	46,119	4,937	51,056

Operating income	22,379	3,311	25,690

Interest expense	(30)	(3)	(33)
Non-operating income	38	52	90

Income from continuing operations before income taxes and noncontrolling interest	22,387	3,360	25,747
Income tax expense	7,793	838	8,631

Income from continuing operations	14,594	2,522	17,116
Noncontrolling interest	3,440	378	3,818

Net Income attributable to LHC Group, Inc.	$11,154	$2,144	$13,298

Total assets	$310,380	$37,035	$347,415

	Three Months Ended September 30, 2009
	Home-Based Services	Facility-Based Services	Total
	(in thousands)
Net service revenue	$117,111	$15,745	$132,856
Cost of service revenue	59,904	9,621	69,525
Provision for bad debts	1,265	(160)	1,105
General and administrative expenses	39,376	4,532	43,908

Operating income	16,566	1,752	18,318

Interest expense	(18)	(2)	(20)
Non-operating income	45	6	51

Income from continuing operations before income taxes and noncontrolling interest	16,593	1,756	18,349
Income tax expense	5,041	568	5,609

Income from continuing operations	11,552	1,188	12,740
Noncontrolling interest	2,719	174	2,893
Loss from discontinued operations	—	15	15

Net Income attributable to LHC Group, Inc.	$8,833	$999	$9,832

Total assets	$256,942	$26,406	$283,348

	Nine Months Ended September 30, 2010
	Home-Based Services	Facility-Based Services	Total
	(in thousands)
Net service revenue	$411,022	$55,951	$466,973
Cost of service revenue	209,567	32,883	242,450
Provision for bad debts	5,140	159	5,299
General and administrative expenses	132,954	13,555	146,509

Operating income	63,361	9,354	72,715

Interest expense	(75)	(8)	(83)
Non-operating income	663	48	711

Income from continuing operations before income taxes and noncontrolling interest	63,949	9,394	73,343
Income tax expense	21,772	2,347	24,119

Income from continuing operations	42,177	7,047	49,224
Noncontrolling interest	10,624	1,286	11,910

Net Income attributable to LHC Group, Inc.	$31,553	$5,761	$37,314

Total assets	$310,380	$37,035	$347,415

	Nine Months Ended September 30, 2009
	Home-Based Services	Facility-Based Services	Total
	(in thousands)
Net service revenue	$344,802	$45,686	$390,488
Cost of service revenue	171,447	27,212	198,659
Provision for bad debts	4,146	(6)	4,140
General and administrative expenses	114,481	11,912	126,393

Operating income	54,728	6,568	61,296

Interest expense	(104)	(11)	(115)
Non-operating income (loss)	(365)	28	(337)

Income from continuing operations before income taxes and noncontrolling interest	54,259	6,585	60,844
Income tax expense	16,835	1,917	18,752

Income from continuing operations	37,424	4,668	42,092
Noncontrolling interest	9,820	1,021	10,841
Loss from discontinued operations	—	76	76

Net income available to LHC Group, Inc.	$27,604	$3,571	$31,175

Total assets	$256,942	$26,406	$283,348

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after September 30, 2010;

•	our critical accounting policies;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	the impact of legal proceedings;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.

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

OVERVIEW

We provide post-acute health care services through our home nursing agencies, hospices and long-term acute care hospitals. As of September 30, 2010, we had 305 service providers in 19 states: Louisiana, Mississippi, Arkansas, Alabama, Texas, Virginia, West Virginia, Kentucky, Florida, Georgia, Tennessee, Ohio, Missouri, North Carolina, Maryland, Washington, Oregon, Oklahoma and Idaho.

Segments

We operate in two segments for financial reporting purposes: home-based services and facility-based services. The percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Home-based services	87.5%	88.1%	88.0%	88.3%
Facility-based services	12.5%	11.9%	12.0%	11.7%

	100.0%	100.0%	100.0%	100.0%

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of September 30, 2010, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	251
Hospice	26
Diabetes Management	2
Private Duty	5
Specialty Services	4
Management Companies	4

292

Of our 292 home-based services locations, 161 are wholly-owned by us, 119 are majority-owned by us through joint ventures, eight are license lease arrangements and we manage the operations of the remaining four locations. We intend to increase the number of home nursing agencies and hospice locations that we operate through continued acquisitions and development throughout the United States.

We provide facility-based services principally through our LTACHs. As of September 30, 2010, we owned and operated six LTACHs with nine locations, of which all but one are located within host hospitals. We also owned and operated one medical equipment location, a health club, a pharmacy, and we manage the operations of one inpatient rehabilitation facility, in which we have no ownership interest. Of these 13 facility-based services locations, seven are wholly-owned by us, five are majority-owned through joint ventures, and one is a managed facility.

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

In March 2010, the Patient Protection and Affordable Care Act was enacted and was amended shortly afterwards by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively referred to as the Affordable Care Act). The Affordable Care Act makes a number of changes to Medicare payment rates including the reinstatement of the 3% home health rural add-on which began on April 1, 2010 (expiring January 1, 2016).

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

On November 2, 2010, CMS issued the CY 2011 final rule covering agency payment rates for home health services. The final rule provides for the following adjustments to the base rate: a 2.1% market basket increase reduced by 1% as directed by the Affordable Care Act; a 3.79% case mix weight adjustment decrease; and a shift of the outlier payment allowance beginning in 2011 that will result in a one-time 2.5% reduction to the base rate as directed by the Affordable Care Act. In 2011, this results in an aggregate adjustment decreasing the base rate by 5.19%. This decrease is offset by a 3% increase to the base rate for those patients located in rural areas.

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

On July 23, 2010, CMS issued the FY 2011 notice covering agency payment rates for hospice services. The rule provides for an estimated 1.8% increase in payments for fiscal year (“FY”) 2011. The hospice payment increase is the net result of a 2.6% increase in the “hospital market basket,” an indicator of input price increases. This is offset by a 0.8% decrease in payments to hospices due to updated wage index data and the second year of CMS’ 7-year phase-out of its wage index budget neutrality adjustment factor (BNAF). The FY 2011 rule also set the FY 2010 hospice aggregate cap amount at $23,874.98.

The following table shows the hospice Medicare payment rates for fiscal year (“FY”) 2011 which began on October 1, 2010 and ends September 30, 2011:

Description	Rate per patient day
Routine Home Care	$146.63
Continuous Home Care	$855.79
Full Rate = 24 hours of care $35.66 = hourly rate
Inpatient Respite Care	$151.67
General Inpatient Care	$652.27

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

On July 30, 2009, CMS published its final rule updating payments to LTACHs for RY 2010. The July final rule adopted a 2.5% inflation update which applied to discharges and cost reporting periods beginning October 1, 2009 and ending September 30, 2010.

To recap, the standard federal rate uses a 2.0% update factor based on a market basket update of 2.5% less an adjustment of 0.5% to account for changes in documentation and coding.

On July 30, 2010, CMS issued a final rule establishing FY2011 policies and payment rates for inpatient services furnished to Medicare beneficiaries by acute care hospitals, LTACHs, and certain excluded hospitals. Due to the timing of the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), CMS issued a FY 2011 IPPS/LTACH proposed rule, as well as a supplemental proposed rule that addressed certain changes made by the Affordable Care Act. The final rule responds to comments received by CMS on both the proposed rule and the supplemental proposed rule, which appeared in the May 4 and June 2 issues of the Federal Register, respectively. CMS is updating LTACH rates by 2.5% for inflation, but reducing the inflation update by 0.5% as required by the Affordable Care Act. Further, CMS will apply an adjustment of negative 2.5% to the LTACH standard Federal rate for the estimated increase in spending in FYs 2008 and 2009 due to documentation and coding that did not reflect increases in patients’ severity of illness. CMS estimates that aggregate payments to LTACHs would increase by approximately 0.5% or $22 million taking into account all provisions in the final rule that would affect spending.

The standard Federal rate for FY 2011 is $39,599.95, which will apply to LTCH-PPS discharges occurring on or after October 1, 2010 through September 30, 2011 and the high cost outlier threshold will be $ $18,785.

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

Results of Operations

Accounts Receivable and Allowance for Uncollectible Accounts

At September 30, 2010, the Company’s allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 11.4%, or $10.0 million, compared to 10.1% or $8.3 million at December 31, 2009.

The following table sets forth as of September 30, 2010, the aging of accounts receivable (based on the end of episode date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable (amounts in thousands):

	0-90	91-180	181-365	Over 365	Total
Payor
Medicare	$46,011	$6,283	$3,950	$1,925	$58,169
Medicaid	2,791	722	965	1,215	5,693
Other	16,399	4,293	2,647	416	23,755

Total	$65,201	$11,298	$7,562	$3,556	$87,617

Allowance as a percentage of receivables	3.9%	13.5%	33.8%	95.5%	11.4%

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

Consolidated Net Service Revenue

Consolidated net service revenue for the three months ended September 30, 2010 was $166.6 million, an increase of $33.7 million, or 25.4%, from $132.9 million for the three months ended September 30, 2009. Consolidated net service revenue for the nine months ended September 30, 2010 was $467.0 million, an increase of $76.5 million, or 19.6%, from $390.5 million for the nine months ended September 30, 2009.

Home-Based Services. Net service revenue for home-based services for the three months ended September 30, 2010 was $145.8 million, an increase of $28.7 million, or 24.5%, from $117.1 million for the three months ended September 30, 2009. Total admissions increased 21.6% to 23,807 during the current period, compared to 19,582 for the same period in 2009. Average home-based patient census for the three months ended September 30, 2010, increased 18.7% to 33,402 patients as compared to 28,150 patients for the three months ended September 30, 2009.

Net service revenue for home-based services for the nine months ended September 30, 2010 was $411.0 million, an increase of $66.2 million, or 19.2%, from $344.8 million for the nine months ended September 30, 2009. Total admissions increased 21.7% to 68,152 for the nine months ended September 30, 2010, compared to 55,993 for the same period in 2009. Average home-based patient census for the nine months ended September 30, 2010, increased 12.0% to 31,823 patients as compared to 28,401 patients for the nine months ended September 30, 2009.

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

The following table details the Company’s revenue growth and percentages for organic and total growth:

Three Months Ended September 30, 2010 (in thousands except census and episode data)

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth %	Acquired(4)	Total	Total Growth %
Revenue	$134,493	$364	$134,857	15.2%	$10,932	$145,789	24.5%
Revenue Medicare	$109,915	$279	$110,194	13.2%	$7,529	$117,723	21.0%
New Admissions	21,388	82	21,470	9.6%	2,337	23,807	21.6%
New Medicare Admissions	15,841	61	15,902	11.0%	1,198	17,100	19.4%
Average Census	30,675	85	30,760	9.3%	2,642	33,402	18.7%
Average Medicare Census	24,487	64	24,551	9.2%	1,685	26,236	16.7%
Episodes	40,151	109	40,260	6.5%	2,553	42,813	13.3%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Nine Months Ended September 30, 2010 (in thousands except census and episode data)

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth %	Acquired(4)	Total	Total Growth %
Revenue	$384,470	$486	$384,956	11.6%	$26,066	$411,022	19.2%
Revenue Medicare	$316,885	$356	$317,241	10.6%	$18,451	$335,692	17.0%
New Admissions	62,310	143	62,453	11.5%	5,699	68,152	21.7%
New Medicare Admissions	46,360	103	46,463	13.4%	3,163	49,626	21.1%
Average Census	29,212	74	29,286	3.1%	2,537	31,823	12.0%
Average Medicare Census	23,579	56	23,635	3.5%	1,641	25,276	10.7%
Episodes	115,665	132	115,797	5.9%	6,261	122,058	11.6%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Facility-Based Services. Net service revenue for facility-based services for the three months ended September 30, 2010, was $20.8 million, an increase of $5.1 million, or 32.5%, from $15.7 million for the three months ended September 30, 2009.

Net service revenue for facility-based services for the nine months ended September 30, 2010, was $56.0 million, an increase of $10.3 million, or 22.5%, from $45.7 million for the nine months ended September 30, 2009.

Cost of Service Revenue

Cost of service revenue for the three months ended September 30, 2010 was $88.2 million, an increase of $18.7 million, or 26.9%, from $69.5 million for the three months ended September 30, 2009. Cost of service revenue represented approximately 52.9% and 52.3% of net service revenue for the three months ended September 30, 2010 and 2009, respectively.

Cost of service revenue for the nine months ended September 30, 2010 was $242.5 million, an increase of $43.8 million, or 22.0%, from $198.7 million for the nine months ended September 30, 2009. Cost of service revenue represented approximately 51.9% and 50.9% of net service revenue for the nine months ended September 30, 2010 and 2009, respectively.

Home-Based Services. Cost of home-based service revenue for the three months ended September 30, 2010 was $75.4 million, an increase of $15.5 million, or 25.9%, from $59.9 million for the three months ended September 30, 2009. Cost of home-based service revenue for the nine months ended September 30, 2010 was $209.6 million, an increase of $38.2 million, or 22.3%, from $171.4 million for the nine months ended September 30, 2009.

The following table summarizes Home-Based Services cost of service revenue (amounts in thousands):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010			2009			2010			2009
Salaries, wages and benefits	$64,520	44.3	%(1)	$51,524	44.0	%(1)	$179,588	43.7	%(1)	$147,081	42.7	%(1)
Transportation	5,256	3.6%		3,912	3.4%		14,572	3.5%		11,408	3.3%
Supplies and services	5,667	3.9%		4,468	3.8%		15,407	3.7%		12,958	3.8%

	$75,443	51.8%		$59,904	51.2%		$209,567	50.9%		$171,447	49.8%

(1)	Percentage of home-based net service revenue

Facility-Based Services. Cost of facility-based service revenue for the three months ended September 30, 2010 was $12.7 million, an increase of $3.1 million, or 32.3%, from $9.6 million for the three months ended September 30, 2009. Cost of facility-based service revenue for the nine months ended September 30, 2010 was $32.9 million, an increase of $5.7 million, or 21.0%, from $27.2 million for the nine months ended September 30, 2009.

The following table summarizes Facility-Based Services cost of service revenue (amounts in thousands):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2010			2009			2010			2009
Salaries, wages and benefits	$7,575	36.3	%(1)	$5,850	37.2	%(1)	$19,865	35.5	%(1)	$16,673	36.5	%(1)
Transportation	40	0.2%		35	0.2%		106	0.2%		115	0.3%
Supplies and services	5,129	24.6%		3,736	23.7%		12,912	23.1%		10,424	22.8%

	$12,744	61.1%		$9,621	61.1%		$32,883	58.8%		$27,212	59.6%

(1)	Percentage of facility-based net service revenue

Provision for Bad Debts

Provision for bad debts for the three months ended September 30, 2010 was $1.7 million, an increase of $600,000, from $1.1 million for the three months ended September 30, 2009. For the three months ended September 30, 2010, the provision for bad debts was approximately 1.0% of net service revenue compared to 0.8% for the same period in 2009.

Provision for bad debts for the nine months ended September 30, 2010 was $5.3 million, an increase of $1.2 million, from $4.1 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, the provision for bad debts was approximately 1.1% of net service revenue.

In July 2007, the Company sold its critical access hospital. The recorded receivables were not sold in the transaction. Over the following twelve months certain payors, including Medicaid and Medicare paid the claims to the buyer, who failed to remit those collections to the Company as called for under the terms of the sale agreement. The Company filed a lawsuit to recover those amounts paid to the buyer. Over that same period, the Company fully reserved those claims. In the September 2010, quarter the Company was successful in its lawsuit and recovered the amounts in full. As a result of the collection of the settlement, the Company recorded a recovery as a $477,000 reduction to provision for bad debts in the periods ended September 30, 2010.

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

General and administrative expenses for the three months ended September 30, 2010 were $51.1 million, an increase of $7.2 million or 16.4%, compared to $43.9 million for the three months ended September 30, 2009. General and administrative expenses as a percent of net service revenue was 30.6% and 33.0% for the three months ended September 30, 2010 and 2009.

General and administrative expenses for the nine months ended September 30, 2010 were $146.5 million, an increase of $20.1 million or 15.9%, compared to $126.4 million for the nine months ended September 30, 2009. General and administrative expenses as a percent of net service revenue was 31.4% and 32.4% for the nine months ended September 30, 2010 and 2009.

Home-Based Services. General and administrative expenses in the home-based services for the three months ended September 30, 2010 were $46.1 million, an increase of $6.7 million or 17.0% from $39.4 million for the three months ended September 30, 2009. General and administrative expenses in the home-based services segment represented approximately 31.6% and 33.6% of net service revenue for the three months ended September 30, 2010 and 2009, respectively.

General and administrative expenses in the home-based services for the nine months ended September 30, 2010 were $133.0 million, an increase of $18.5 million or 16.2% from $114.5 million for the nine months ended September 30, 2009. General and administrative expenses in the home-based services segment represented approximately 32.3% and 33.2% of net service revenue for the nine months ended September 30, 2010 and 2009, respectively.

Facility-Based Services. General and administrative expenses in the facility-based services for the three months ended September 30, 2010 were $4.9 million, an increase of $400,000 or 8.9% from $4.5 million for the three months ended September 30, 2009. General and administrative expenses in the facility-based services segment as a percentage of net service revenue were 23.7% and 28.8% for the three months ended September 30, 2010 and 2009, respectively.

General and administrative expenses in the facility-based services for the nine months ended September 30, 2010 were $13.6 million, an increase of $1.7 million or 14.3% from $11.9 million for the nine months ended September 30, 2009. General and administrative expenses in the facility-based services segment as a percentage of net service revenue were 24.2% and 26.1% for the nine months ended September 30, 2010 and 2009, respectively.

Income Tax Expense

The effective tax rates for the three months ended September 30, 2010 and 2009 were 39.4% and 36.3% of income from continuing operations attributable to LHC Group, Inc., respectively.

The effective tax rates for the nine months ended September 30, 2010 and 2009 were 39.3% and 37.5% of income from continuing operations attributable to LHC Group, Inc., respectively.

During 2009, the Company realized a tax benefit by utilizing the net operating loss, on one of the Company’s joint ventures, which had previously been fully reserved. This tax benefit caused the effective tax rate to be lower during 2009.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $3.8 million and $2.9 million for the three months ended September 30, 2010 and 2009, respectively. Noncontrolling interests represented 2.3% and 2.2% of net service revenue for the three months ended September 30, 2010 and 2009, respectively.

Net income attributable to noncontrolling interests was $11.9 million and $10.8 million for the nine months ended September 30, 2010 and 2009, respectively. Noncontrolling interests represented 2.6% and 2.8% of net service revenue for the nine months ended September 30, 2010 and 2009, respectively.

Discontinued Operations

In September 2009, the Company sold its outpatient rehabilitation clinic. The sale generated a loss of $22,000, which was recognized in the third quarter of 2009. The results of operations related to the clinic and the loss are included in discontinued operations in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2009. There was no activity related to the outpatient rehabilitation clinic during the three and nine months ended September 30, 2010.

The following table provides financial results of discontinued operations for the three and nine months ended September 30, 2009 (amounts in thousands):

	Three Months Ended September 30 2009	Nine Months Ended September 30 2009
Net service revenue	$88	$406
Costs of services and G&A expenses	112	530

Income (Loss) from discontinued operations before income taxes	(24)	(124)
Income tax benefit (expense)	9	48

Income (Loss) from discontinued operations attributable to LHC Group Inc.’s common stockholders	$(15)	$(76)

Liquidity and Capital Resources

Our principal source of liquidity for operating activities is the collection of our revenues, most of which are collected from governmental and third party commercial payors. Our reported cash flows from operating activities are affected by various external and internal factors, including the following:

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

The following table summarizes changes in cash (amounts in thousands):

	Nine Months Ended September 30,
	2010	2009
Cash provided by operating activities	$58,450	$34,784
Cash used in investing activities	(33,139)	(24,605)
Cash used in financing activities	(18,498)	(11,182)

Change in cash	6,813	(1,003)
Cash and cash equivalents at beginning of period	394	3,511

Cash and cash equivalents at end of period	$7,207	$2,508

Cash provided by operating activities increased $23.7 million during the nine months ended September 30, 2010. The increase in operating cash flows relates higher net income, improved collections of receivables and $8.5 million of income tax payments made during the first quarter of 2009 which were deferred as a result of Hurricanes Ike and Gustav.

Investing cash outflows increased $8.5 million during the nine months ended September 30, 2010. Investing cash outflows for the nine months ended September 30, 2010 included $22.0 million for acquisitions compared to $18.5 million for the nine months ended September 30, 2009. Capital expenditures increased $5.0 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase relates to expenditures for technology and information system software conversions.

Financing cash outflows increased $7.3 million during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, the Company paid the outstanding balance on the line of credit of $5.7 million. In the second quarter of 2010, the Company purchased certain noncontrolling interests in one of the Company’s joint ventures, resulting in cash payments of $1.9 million.

Indebtedness

Our total long-term indebtedness was $4.2 million and $4.5 million at September 30, 2010 and December 31, 2009, including the current portion of $362,000 and $387,000, respectively.

The Company’s Credit Facility with Capital One, National Association provides for a maximum aggregate principal borrowing of $75.0 million. The Credit Facility, which is scheduled to expire on June 15, 2011, is unsecured and has a letter of credit sublimit of $2.5 million. In September 2009, the Company issued a letter of credit valued at $1.8 million as of September 30, 2010, as collateral on the Company’s workers’ compensation insurance. The annual facility fee is 0.25% of the total availability. The interest rate for borrowings under the Credit Facility is a function of the prime rate (Base Rate) subject to a floor or the Eurodollar rate (Eurodollar) subject to a floor, as elected by the Company, plus the applicable margin set forth below, which is based on the Leverage Ratio as defined in the Credit Facility.

Leverage Ratio	Eurodollar Margin	Base Rate Margin
<1.00:1.00	2.25%	0.50%
> 1.00:1.00<1.50:1.00	2.50%	0.75%
>1.50:1.00<2.00:1.00	2.75%	1.00%
>2.00:1.00	3.00%	1.25%

The Company’s Credit Facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to the Company’s business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the Credit Facility, the Company is also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth, leverage and minimum asset coverage ratios. At September 30, 2010, the Company was in compliance with all covenants.

The Credit Facility also contains customary events of default, including bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving the Company or any subsidiary guarantor, and the failure to comply with certain covenants.

No amounts were outstanding on this facility as of September 30, 2010.

On October 12, 2010, the Company entered into a Second and Amended Restated Credit Agreement (“Credit Agreement”). The Credit Agreement added JP Morgan Chase Bank, N.A. as a lender and renewed the line of credit commitment in the maximum total aggregate principal amount of $75.0 million (with a letter of credit sub-limit equal to $5.0 million). The Credit Agreement also removed the net receivable to senior debt covenant. The Credit Agreement has a term of three years and expires on October 12, 2013. The interest rate for the borrowings under the Credit Agreement, at the election of the Company, shall be either at the Base Rate (as defined in the Credit Agreement) as a function of the prime rate or the Eurodollar Rate (as defined in the Credit Agreement). Borrowings accruing interest under the Credit Agreement at either the Base Rate or the Eurodollar Rate are subject to the applicable margins set forth below:

Leverage Ratio	Eurodollar Margin	Base Rate Margin
<1.00:1.00	2.25%	1.00%
> 1.00:1.00<1.50:1.00	2.50%	1.25%
>1.50:1.00<2.00:1.00	2.75%	1.50%

On October 29, 2010, the Credit Agreement was amended to permit the Company to use proceeds drawn from the line of credit to repurchase shares of the Company’s common stock pursuant to the Stock Repurchase Program, which was approved by the Company’s Board of Directors on October 29, 2010. For a discussion of the Stock Repurchase Program, see Item 1, “Notes to Condensed Consolidated Financial Statements — Note 1- Subsequent Events” of this Form 10-Q.

In February 2008, the Company entered into a loan agreement with Capital One, National Association (“Capital One”) for a term note in the amount of $5.1 million for the purchase of a 1999 Cessna 560 aircraft. The aircraft is collateral for the term note, which is payable in 83 monthly installments of principal ($28,056) plus interest commencing in March 2008 followed by one balloon installment in February 2015 of $2.7 million. The term note bears interest at the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9% (2.2% at September 30, 2010).

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

As of September 30, 2010, we had cash of $7.2 million. Cash in excess of requirements remains in the Company’s non-interest bearing checking account. At times, cash in banks is in excess of the Federal Insurance Deposit insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

Our exposure to market risk relates to changes in interest rates for borrowings under the Company’s Credit Facility. The Credit Facility is a revolving credit facility and, as such, the Company borrows, repays and re-borrows amounts as needed, changing the average daily balance outstanding under the facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the Credit Facility would have increased interest expense $2,000 for the nine months ended September 30, 2010.

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

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective disclosure controls and procedures at the reasonable assurance level as of September 30, 2010.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the period ending September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On May 12, 2010, the Company received a letter from the United States Senate Finance Committee in response to an April 26, 2010 article in The Wall Street Journal entitled “Home Care Yields Medicare Bounty.” The letter from the Senate Finance Committee asked the Company to provide documents and data related to the issues referenced in The Wall Street Journal article. On June 25, 2010, the Company completed its response to the Senate Finance Committee’s letter and intends to fully cooperate with their inquiry. At this time, the Company is unable to predict the timing and outcome of this matter.

On July 16, 2010, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) that included a request for documents related to the Company’s participation in the Medicare Home Health Prospective Payment System as well as the documents and information the Company produced in response to the Senate Finance Committee’s investigation set forth above. The Company has produced requested documents and will continue to be cooperative with the SEC’s requests and its reviews. Because the investigation is at an early stage, the Company cannot predict its outcome or its effect, if any, on the Company’s business.

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

On April 14, 2009, the Company filed a Current Report on Form 8-K regarding a qui tam lawsuit filed in Tennessee captioned United States of America ex rel Sally Christine Summers v. LHC Group, Inc. which alleged violation of the False Claims Act at a single agency. On June 11, 2009, the Company filed a Current Report on Form 8-K, reporting the district court’s order dismissing the case. As previously reported, the plaintiff appealed the district court’s dismissal, and the appeal was argued in June 2010. On October 4, 2010, the United States Court of Appeals for the Sixth Circuit issued an opinion upholding the district court’s dismissal of the case. At this time, the Company does not know if the plaintiff intends to pursue further appellate filings

ITEM 1A.	RISK FACTORS.

The information set forth in this Form 10-Q, should be read in conjunction with the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2009 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2009 Form 10-K are not the only risks of the Company. Additional risks and uncertainties not currently known by the Company or that the Company currently deemed immaterial, also may materially adversely affect the Company, including those described below.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.1 to the Form 8-K on January 4, 2008).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005 and to the form 8-K on January 4, 2008, respectively).

4.3	Form of Stockholder Protection Rights Agreement, between LHC Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Form 8-K on March 11, 2008).

10.1	Employment Agreement by and between LHC Group, Inc. and Don Stelly, dated August 27, 2010 (previously filed as Exhibit 10.1 to the Form 8-K on August 30, 2010).

10.2	Second Amended and Restated Credit Agreement by and between LHC Group, Inc., Capital One, National Association, and JP Morgan Chase Bank, N.A. dated October 12, 2010 (previously filed as Exhibit 10.1 to the Form 8-K filed on October 13, 2010).

10.3	First Amendment to the Second Amended and Restated Credit Agreement by and between LHC Group, Inc., Capital One, National Association and JP Morgan Chase Bank, N.A. dated October 29, 2010 (previously filed as Exhibit 10.1 to Form 8-K on November 1, 2010).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LHC GROUP, INC.

Date: November 3, 2010	/s/ Peter J. Roman
Peter J. Roman
Executive Vice President and Chief Financial Officer (Principal financial officer)