Form 10-K
period 2010-12-31
LHC Group, Inc
filed 2011-03-10
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $432.6 million based on the closing sale price as reported on the NASDAQ Global Select Market. For purposes of this determination shares beneficially owned by officers, directors and ten percent shareholders have been excluded, which does not constitute a determination that such persons are affiliates.

There were 18,671,560 shares of common stock, $.01 par value, issued and outstanding as of March 4, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2010 are incorporated by reference in Part II of this Annual Report on Form 10-K. Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

LHC GROUP, INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference herein, contain certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “foresee,” “estimate,” “predict,” “potential,” “intend” and similar expressions are intended to identify forward-looking statements. Specifically, this Annual Report on Form 10-K contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2010;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operating and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in or future interpretations of fraud, anti-kickback or other laws.

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

Overview

We provide post-acute health care services to patients through our home nursing agencies, hospices and long-term acute care hospitals (“LTACHs”). Through our wholly and majority owned subsidiaries, equity joint ventures and controlled affiliates, we currently operate in Alabama, Arkansas, Florida, Georgia, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, West Virginia, and Washington. We operate in two segments: home-based services and facility-based services. As of December 31, 2010, we owned and operated 297 home-based service locations, with 257 home nursing agency locations, 26 hospices, two diabetes management companies, three specialty agencies and five private duty agencies. As of December 31, 2010, we also managed the operations of four home nursing agencies in which we do not have an ownership interest. Our facility-based services included six long-term acute care hospitals with nine locations, a pharmacy, one medical equipment location and a family health center. We also managed the operations of one inpatient rehabilitation facility in which we have no ownership interest.

We provide home-based post-acute health care services through our home nursing agencies and hospices. Our home nursing locations offer a wide range of services, including skilled nursing, medically-oriented social services and physical, occupational and speech therapy. The nurses, home health aides and therapists in our home nursing agencies work closely with patients and their families to design and implement individualized treatments in accordance with a physician-prescribed plan of care. Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors and volunteers. Of the 297 home-based services locations, 163 are wholly-owned by us, 122 are majority-owned or controlled by us through joint ventures, eight are operated through license lease arrangements, and we manage the operations of four home nursing agencies in which we have no ownership interest.

Our LTACH locations provide services primarily to patients with complex medical conditions who have transitioned out of a hospital intensive care unit but whose conditions remain too severe for treatment in a non-acute setting. As of December 31, 2010, our hospitals had 220 licensed beds. Of our 13 facility-based services locations, seven are wholly-owned by us and five are majority-owned or controlled by us through joint ventures, and we manage the operations of one location in which we have no ownership.

Our net service revenue by segment for the years ended December 31, 2010, 2009 and 2008 was as follows (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Home-Based Services	$558,574	$469,470	$326,041
Facility-Based Services	76,457	62,510	56,550

Consolidated Net Service Revenue	$635,031	$531,980	$382,591

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

According to a study conducted by Avalere Health in 2009, Medicare patients with diabetes, chronic obstructive pulmonary disease, or congestive heart failure that used home healthcare within three months of being discharged from a hospital cost the program $1.7 billion less and had 24,000 fewer re-hospitalizations than similar patients that used other forms of post-acute care over a two-year period. The analysis also found that if cumulated to the full set of Medicare beneficiaries in the study group that utilized other forms of post-acute care, the program would have saved an additional $1.8 billion. About 8.9% of Medicare fee-for-service beneficiaries currently use home health services. Based on this Avalere report and the ever rising costs of treating chronic illness, we believe there is a significant opportunity for home health to serve an expanded role in the treatment of chronic disease.

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

We also believe our post-acute service provides valuable alternatives to an underserved, rural patient population. According to the National Rural Health Association (“NRHA”), rural areas have a higher percentage of residents over the age of 65, who accounted for 18.0% of the total population in rural markets compared to 15.0% in urban markets. Additionally, according to NRHA, rural areas typically do not offer the range of post-acute health care services that are available in urban or suburban markets. As such, patients in rural markets face challenges in accessing health care in a convenient and appropriate setting. For example, NRHA estimates that although approximately 25% of Americans live in rural areas, less than 10% of the nation’s physicians practice in rural areas. According to NRHA, individuals in rural areas may also have difficulty reaching health care facilities due to greater travel time or a lack of public transportation. The economic characteristics and population dispersion of rural markets also make these markets less attractive to health maintenance organizations and other managed care payors. Government studies cited by NRHA have shown rural residents also tend to have more health complications than urban residents. Additionally, NRHA has noted that residents in rural areas are less likely to use preventive screening services and have a higher prevalence of disabilities, heart disease, cancer, diabetes and other chronic conditions when compared to urban residents. At December 31, 2010, 55% of our patient population lives in rural areas as designated by the Core Based Statistical Area population classification by the U.S. Office of Management and Budget.

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

Business Strategy

Our objective is to become the leading provider of post-acute services to Medicare beneficiaries in the United States. To achieve this objective, we intend to:

Drive internal growth in existing markets. We intend to drive internal growth in our current markets by increasing the number of health care providers in each market from whom we receive referrals and by expanding the breadth of our services. We intend to achieve this growth by: (1) continuing to educate health care providers about the benefits of our services; (2) reinforcing the position of our agencies and facilities as community assets; (3) maintaining our emphasis on high-quality medical care for our patients; (4) indentifying related products and services needed by our patients and their communities; and (5) providing a superior work environment for our employees.

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

Expand into new markets. We intend to continue expanding into new markets by developing de novo locations and by acquiring existing Medicare-certified home nursing agencies in attractive markets throughout the United States. We will continue our unique strategy of partnering with non-profit hospitals in home health services, as these ventures provide significant return on investment. We also plan to acquire larger freestanding agencies that can serve as growth platforms in markets we do not currently serve in order to support our growth into new states.

Pursue strategic acquisitions. We will continue to identify and evaluate opportunities for strategic acquisitions in new and existing markets that will enhance our market position, increase our referral base and expand the breadth of services we offer.

Develop joint ventures. We endeavor to joint venture with hospitals to provide post-acute services, such as home health and hospice services in communities served by hospitals already operating Medicare-certified home health agencies.

Services

We provide post-acute care services in the United States by providing quality cost-effective health care services to patients within the comfort and privacy of their home or place of residence. Our services can be broadly classified into two principal categories: (1) home-based services offered through our home nursing agencies and hospices; and (2) facility-based services offered through our long-term acute care hospitals.

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

All of our home nursing agencies offer 24-hour personal emergency response and support services through Philips Lifeline (“Lifeline”) for qualified patients who require close medical monitoring but who want to maintain an independent lifestyle. These services consist principally of a communicator that connects to the telephone line in the subscriber’s home and a personal help button that is worn or carried by the individual subscriber which, when activated, initiates a telephone call from the subscriber’s communicator to Lifeline’s central monitoring facilities. Lifeline’s trained personnel identify the nature and extent of the subscriber’s particular need and notify the subscriber’s family members, neighbors and/or emergency personnel, as needed. We believe our use of the Lifeline system increases patient satisfaction and loyalty by providing our patients a point of contact between scheduled nursing visits. As a result, we provide a more complete regimen of care management than our competitors in the markets in which we operate by offering this service to qualified patients as part of their home health plan of care.

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

Facility-Based Services

Long-term Acute Care Hospitals. Our LTACHs treat patients with severe medical conditions who require a high-level of care and frequent monitoring by physicians and other clinical personnel. Patients who receive our services in an LTACH are too medically unstable to be treated in a non-acute setting. Examples of these medical conditions include respiratory failure, neuromuscular disorders, cardiac disorders, non-healing wounds, renal disorders, cancer, head and neck injuries and mental disorders. These impairments often are associated with accidents, strokes, heart attacks and other serious medical conditions. We also treat patients diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. As part of our facility-based services, we operate an institutional pharmacy, which focuses on providing a full array of services to our long-term acute care hospitals.

Operations

Financial information relating to the home- and facility-based segments of our business is found in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. All of our operations are based in the United States.

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

Patient care is handled at the home nursing agency level. Functions that are centralized into the home office include payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management, pharmacy, information technology and general clinical oversight accomplished by periodic on-site surveys. Each of our home nursing agencies is licensed and certified by the state and federal governments, and 244 agencies are accredited by the Joint Commission, a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Those not yet accredited are working towards achieving this accreditation, a process which can take up to six months. As we acquire companies, we apply for accreditation 12 to 18 months after acquisition.

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

Joint Ventures

As of December 31, 2010, we had 67 joint venture agreements across our home nursing, hospice and LTACH agencies.

Our joint ventures are structured either as equity joint ventures or agency leasing arrangements, as permitted by applicable state laws and subject to business considerations. As of December 31, 2010, we had 67 equity joint ventures and four agency leasing arrangements. Of the 67 equity joint ventures, we have joint ventured with 59 hospitals, with physicians on three and with other parties on the remaining five.

Equity Joint Ventures

As of December 31, 2010, we have 67 equity joint ventures for the ownership and operation of home nursing agencies, hospices, and LTACHs. Our equity joint ventures are structured as limited liability companies in which we own a majority equity interest and our partners own a minority equity interest ranging from 10% to 49%. At the time of formation, we and our partners each contribute capital to the equity joint venture in the form of cash or property. We believe that the amount contributed by each party to the equity joint venture represents their pro rata portion of the fair market value of the equity joint venture. None of our partners are required to make or influence referrals to our equity joint ventures. In fact, each of our hospital joint venture partners must follow the same Medicare discharge planning regulations, which, among other things, requires them to offer each Medicare patient a list of available Medicare-certified home nursing agency options and to allow the patient to choose his or her own provider.

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

The 67 equity joint ventures individually contribute between 0.02% and 5.15% our total net service revenue and only one of the equity joint ventures account for greater than 5% of our total net service revenue for the 12 months ended December 31, 2010. Mississippi HomeCare of Jackson, LLC, in which we have a 66.67% ownership interest, contributed 5.15% to our consolidated net service revenue for the year ended December 31, 2010.

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

License Leasing Agreements

As of December 31, 2010, we have four agreements to lease, through our wholly-owned subsidiaries, the right to use the home health licenses necessary to operate our home nursing agencies and hospice agencies. These leases are entered into in instances when state law would otherwise prohibit the alienation and sale of home nursing agencies. The table below details the monthly fees and termination dates of the leasing agreements. Two of the agreements are based on net quarterly projections with a cap of $160,000 per year.

2010 Current Monthly Fee	Increase in Monthly Fee	Initial Term Dates
Based on net quarterly projections with a cap of $160,000.	None	2010 with a 5 year automatic renewal
$16,000	5% increase every three years	2017 with a 2 year automatic renewal
$5,000	Renegotiated after five years (2013)	2017 with a 5 year automatic renewal

In all four leasing arrangements, we have a right of first refusal in the event that the lessor intends to sell the leased agency to a third party.

Management Services Agreements

As of December 31, 2010, we have five management services agreements under which we manage the operations of home nursing agencies and an inpatient rehabilitation facility. We currently have no ownership interest in the agencies and facilities subject to these management services agreements. As described in the agreements we, provide billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency. We are responsible for the costs associated with the locations and personnel required for the provision of services. We are compensated through one arrangement based on a percentage of cash collections, a flat fee on another arrangement and reimbursed for operating expenses and compensated based on a percentage of operating net income for the remaining two arrangements. The term of these arrangements is typically five years, with an option to renew for an additional five-year term. The termination dates for our management services agreements range from August 31, 2011 to August 31, 2014.

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

Quality Control

In March 2008, we established the LHC Group Quality Council (“The Council”). The Council is responsible for formulating quality of care indicators, identifying performance improvement priorities, and facilitating best-practices for quality care. As part of this council, we adopted the Plan, Do, Check, Act methodology. We also set forth a quality platform for home care that reviews the following:

•	performance improvement audits;

•	Joint Commission accreditation;

•	state and regulatory surveys;

•	Home Health Compare scores; and

•	patient perception of care.

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

We have approximately 55 Performance Improvement Coordinators that are all trained using a performance improvement specific orientation program and mentorship.

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

As required under the Medicare conditions of participation, we have a continuous quality improvement program, which involves:

•	ongoing education of staff and quarterly continuous quality improvement meetings at each of our agencies and facilities and at our home office;

•	monthly comprehensive audits of patient charts performed at each of our agencies and facilities;

•	at least annually, a comprehensive audit of patient charts performed on each of our agencies and facilities by our home office staff;

•	review of Home Health Compare scores;

•	assessment of patient’s and/or family member’s perception of care using Press Ganey, Deyton or Thomson Reuters; and

•	assessment of infection control practices and risk events.

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

Compliance

We have established and maintain a comprehensive compliance and ethics program that is designed to assist all of our employees to meet or exceed applicable standards established by federal and state laws and regulations and industry practice. Although we first established our compliance and ethics program in 1996, in 2009 we redesigned and enhanced several aspects of our compliance and ethics program. Our redesign and enhancement involved several initiatives to further our goal of fostering and maintaining the highest standards of compliance, ethics, integrity and professionalism in every aspect of our business dealings.

The purpose of our compliance and ethics program is to focus on compliance with applicable legal and regulatory requirements; the requirements of the Medicare and Medicaid programs and other government healthcare programs; industry standards; our Code of Conduct and Ethics; and our policies and procedures that support and enhance overall compliance within our company. The primary focus of our compliance and ethics program is on regulations related to the federal False Claims Act, Stark Law, Anti-Kickback Law, billing and overall adherence to health care regulations.

To ensure the independence of our compliance department staff, the following measures have been implemented:

•	our Chief Compliance Officer reports to and has direct oversight by the Audit Committee of our Board of Directors;

•	the compliance department has its own operating budget; and

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

•	developing, implementing and overseeing our Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy and security compliance program;

•	monitoring, responding to and overseeing the resolution of issues and concerns raised through our anonymous compliance hotline;

•	monitoring, responding to and resolving all compliance and ethics-related issues and concerns raised through any other form of communication; and

•	ensuring that we take appropriate corrective and disciplinary action when noncompliant or improper conduct is identified.

Our Chief Compliance Officer is a member of and meets with and provides routine reports on our compliance initiatives, investigations and other activities to our Senior Management team. We have also developed a corporate compliance committee that is chaired by our Chief Compliance Officer and also includes our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Administrative Officer, Senior Counsel of Legislative and Regulatory Affairs, Senior VP of Clinical Services, VP of Corporate Education, Associate General Counsel, VP of Revenue Cycle, Director of Compliance, Director of Internal Audit, Director of Financial Reporting and Privacy Officer. Our corporate compliance committee meets on a quarterly basis or as called by the Chief Compliance Officer to establish the agenda for compliance initiatives and review the status of compliance initiatives, investigations and other activities, as well as the operations of our compliance department. Our Chief Compliance Officer also meets with and provides a quarterly report on our compliance initiatives, investigations and other activities to the Audit Committee of our Board of Directors.

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

Our patent for our Service Value Point system was finalized during 2009 by the U.S. Patent and Trademark Office. This proprietary home nursing clinical resource and cost management system is a quantitative tool that assigns a target level of resource units to each patient based upon his or her initial assessment and estimated skilled nursing and therapy needs. We designed this system to empower our direct care employees to make appropriate day-to-day clinical care decisions while also allowing us to manage the quality and delivery of care across our system and to monitor the cost of providing that care both on a patient-specific and agency-specific basis.

In addition to our Service Value Point system, our business is substantially dependent on non-proprietary software. We utilize a third-party software information system for billing and maintaining patient claim receivables for our LTACHs. As of December 31, 2010, our home nursing agencies primarily utilize two billing and patient claim systems.

We continue to implement, evaluate and refine our point of care (“POC”) roll out strategy. We currently have 41 locations (Home Health and Hospice) on POC and plan to continue adding locations on POC over the next several years.

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

Reimbursement

Medicare

The federal government’s Medicare program, governed by the Social Security Act of 1965, reimburses health care providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services (“HHS”) and the Centers for Medicare & Medicaid Services (“CMS”). Medicare payments accounted for 80.1%, 81.7% and 83.2% of our net service revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.

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

The base payment rate for Medicare home nursing was $2,312.94, $2,271.92 and $2,270.32 per 60 day episode for the calendar years of 2010, 2009, and 2008 respectively. In 2011, the base payment rate for Medicare home nursing per 60 day episode is $2,192.07.

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

Medicare limits the reimbursement we may receive for inpatient care services of hospice patients. Under the “80-20 rule,” if the number of inpatient care days furnished by us to Medicare beneficiaries exceeds 20% of the total days of hospice care furnished by us to Medicare beneficiaries, Medicare payments to us for inpatient care days exceeding the inpatient cap will be reduced to the routine home care rate. This determination is made annually based on the 12-month period beginning on November 1st each year. This limit is computed on a program-by-program basis. Our hospices have not exceeded the cap on inpatient care services during 2009 or 2008. We have not received notification that any of our hospices have exceeded the cap on inpatient care services during 2010.

Our Medicare hospice reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period, which runs from November 1st through October 31st of the following year. We have not received notification that any of our hospices have exceeded the cap on per beneficiary limits during 2010.

The two caps include an inpatient cap and overall payment cap, detailed below:

•

Inpatient Cap. This cap limits the number of days of inpatient care (both respite and general) under a provider number to 20% of the total number of days of hospice care (both inpatient and in-home) furnished to all patients served. The daily payment rate for any inpatient days of service in excess of the cap amount is calculated at the routine home care rate, with excess amounts due back to Medicare; and

•

Overall Payment Cap. This cap is calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments per provider number. On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care from September 28, 2009 to September 27, 2010 by a statutory amount that is indexed for inflation. The per beneficiary cap amount was $23,875 for the twelve-month period ended October 31, 2010 and $23,014 for the twelve month period ended October 31, 2009. There will be a cap liability if actual payments per the Provider Statistical and Reimbursement report for the period of November 1, 2009 to October 31, 2010 exceed the beneficiary cap amount.

Long-term Acute Care Hospitals. All Medicare payments to our LTACHs are made in accordance with a prospective payment system specifically applicable to long term acute care hospitals, referred to as “LTACH-PPS.” Proposed rules specifically related to LTACHs are generally published in January, finalized in May and effective on July 1st of each year. Additionally, LTACHs are subject to annual updates to the rules related to the inpatient prospective payment system, or “IPPS,” that are typically proposed in May, finalized in August and effective on October 1st of each year. In the annual payment rate update for the 2010 fiscal year, CMS consolidated the two historical annual updates into one annual update. The final rule adopted a 15-month rate update for fiscal year 2009 and moves the LTACH-PPS from a July-June update cycle to an October-September cycle. Beginning fiscal year 2010 the LTACH rate year will begin October 1, coinciding with the start of the federal fiscal year.

In 2004, CMS published a final regulation applicable to LTACHs that are operated as “hospital within hospitals” or as “satellites.” We collectively refer to hospital within hospitals and satellites as “HwHs,” and we refer to the CMS final regulations as the “final regulations.” HwHs are separate hospitals located in space leased from, and located in or on the same campus of another hospital. We refer to such other hospitals as “host” hospitals. Effective for hospital cost reporting periods beginning on or after October 1, 2004, subject to certain exceptions, the final regulations provided lower rates of reimbursement to HwHs for those Medicare patients admitted from their host hospitals that are in excess of a specified percentage threshold. For HwHs opened after October 1, 2004, the Medicare admissions threshold was established at 25% except for HwHs located in rural areas or co-located with “MSA dominant” hospitals or single urban hospitals where the percentage is no more than 50%, nor less than 25%.

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

We currently have a total of nine LTACH facilities, with 220 licensed beds. Eight of our LTACH facilities are classified as HwHs and one as freestanding. Of the eight HwH facilities, five are located in rural or non-MSAs. Three of our eight HwH facilities are located in MSA or urban areas. Of these eight locations classified as HwHs, one facility is a satellite location of a parent hospital located in an MSA and one facility is a satellite location of a parent hospital located in a non-MSA. We also have one location that is a freestanding remote site of a parent located in an MSA. Based on our discussions with CMS, we believe each of our satellite and remote locations will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations. If the “25% rule” is extended, as planned, to freestanding LTACHs after the three-year delay (established in the MMSEA), our current freestanding facility would not likely be affected because we currently do not receive more than 25% of our Medicare admissions from any single referring hospital.

For the 12 months ended December 31, 2010, on an individual basis, the admission of our LTACHs were under the proper threshold as of the current cost report year date of August 31, 2010. Our new LTACHs acquired in 2010 and 2009 were grandfathered LTACHs and, therefore, have no limitations under MMSEA with respect to the number of patients that can be admitted from the host hospital. Our remaining LTACH is not an HwH; therefore, it is not subject to these limits on host hospital referrals, but maintains compliance with non-co-located hospital referral thresholds.

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

Non-Governmental Payors

A portion of our net service revenue comes from private payor sources. These sources include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs and the non-governmental payors, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations on patients has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. Because the majority of our billed services are paid in full by Medicare, Medicaid or private insurance, co-payments from patients do not represent a material portion of our billed revenue and corresponding accounts receivable. To further reduce their health care costs, most insurance companies, health maintenance organizations, preferred provider organizations and other managed care companies have negotiated discounted fee structures or fixed amounts for services performed, rather than paying health care providers the amounts billed.

In response to the challenges associated with collecting from commercial payors we began negotiating higher reimbursement rates with a majority of our commercial payors. We currently have six national contracts ten regional contracts, and 84 state and regional contracts. However, if we are unable to continue negotiating higher reimbursement rates with commercial payors or if commercial payors continue to reduce health care costs through reduction in home health reimbursement, it could have a material adverse impact on our financial results.

Government Regulations

General

The health care industry is highly regulated and we are required to comply with federal, state and local laws which significantly affect our business. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Regulations and policies frequently change, and we monitor these changes through trade and governmental publications and associations. The significant areas of federal and state regulatory laws that could affect our ability to conduct our business include the following:

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

Office of Inspector General

The Department of Health and Human Services OIG has a responsibility to report any program or management problems related to programs such as Medicare to the Secretary of HHS and Congress. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. Each year, the OIG outlines areas it intends to study relating to a wide range of providers. In fiscal year 2011, the OIG indicated its intent to study topics relating to, among others, home health, hospice and long-term care hospitals. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.

Medicare Participation

During the years ended December 31, 2010, 2009 and 2008, we received 80.1%, 81.7% and 83.2%, respectively, of our net service revenue from Medicare. We expect to continue to receive the majority of our net service revenue from serving Medicare beneficiaries. Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled. To participate in the Medicare program and receive Medicare payments, our agencies and facilities must comply with regulations promulgated by CMS. Among other things, these requirements, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care. Although we intend to continue to participate in the Medicare reimbursement programs, we cannot guarantee that our agencies and programs will continue to qualify for participation.

Under Medicare rules, the designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately-certified Medicare provider, a department of a provider or a satellite facility) is treated as part of another provider, called the “main” provider, for Medicare payment purposes. In these cases, the services of the subordinate facility are included in the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that such costs are shared. We operate LTACHs that are treated as provider-based satellites of certain of our other facilities. We also provide contract rehabilitation and management services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status. Although we intend to continue to operate these facilities as provider-based, we cannot guarantee that they will continue to qualify as provider-based entities.

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

The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock. If a physician owns stock in an entity and the stock is listed on a national exchange or is quoted on NASDAQ and the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. The requirements for this Stark Law exception include a requirement that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2010, 2009 and 2008, we have exceeded $75.0 million in stockholders’ equity.

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

Environmental Health and Safety Laws

We are subject to federal, state and local regulations governing the storage, use and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental laws and regulations. We do not have any violations related to compliance with environmental, health and safety laws through 2010.

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

The institutional pharmacy operations within our facility-based services segment are also subject to regulation by the various states in which we conduct the pharmacy business, as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, administered by the United States Drug Enforcement Administration, dispensers of controlled substances must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. We do not have any violations related to the Comprehensive Drug Abuse Prevention and Control Act of 1970 through 2010.

Accreditation

The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of December 31, 2010, the Joint Commission had accredited 244 of our agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies we apply for accreditation 12 to 18 months after acquisition.

Certificate of Need and Permit of Approval Laws

In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing or expanding certain health services or facilities. States with certificate of need or permit of approval laws place limits on both the construction and acquisition of health care facilities and operations and the expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding certain amounts that involve certain facilities or services, including home nursing agencies. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program. The following states issue certificate of need or permits of approval: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, South Carolina, Tennessee, Vermont, Washington, West Virginia and the District of Columbia. In addition, the state of Louisiana has imposed a moratorium on the issuance of new licenses for home nursing agencies that we expect to remain in effect for 2011.

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

Employees

As of December 31, 2010 we had 7,973 employees, of which 5,542 were full-time. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.

Insurance

We are subject to claims and legal actions in the ordinary course of our business. To cover claims that may arise, we maintain professional malpractice liability insurance, general liability insurance, automobile liability insurance and workers’ compensation/employer’s liability insurance in amounts that we believe are appropriate and sufficient for our operations. We maintain professional malpractice and general liability insurance that provide primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. We maintain workers’ compensation insurance that meets state statutory requirements with a primary employer liability limit of $1.0 million for Louisiana, Mississippi, Alabama, Arkansas, Texas, Tennessee, Georgia, Florida, Kentucky, Missouri, Oklahoma, Virginia, West Virginia, Oregon, North Carolina, Maryland and Idaho. There are no limits to employer liability in Ohio and Washington. The Company is self-insured for the first $250,000 in workers compensation liability. We maintain automobile liability insurance for all owned, hired and non-owned autos with a primary limit of $1.0 million. In addition, we currently maintain multiple layers of umbrella coverage in the aggregate amount of $25.0 million that provides excess coverage for professional malpractice, general liability, automobile liability and employer’s liability. We maintain directors and officers liability insurance in the aggregate amount of $25.0 million, with an additional $5.0 million of Side A coverage. The cost and availability of insurance coverage has varied widely in recent years. While we believe that our insurance policies and coverage are adequate for a business enterprise of our type, we cannot guarantee that our insurance coverage is sufficient to cover all future claims or that it will continue to be available in adequate amounts or at a reasonable cost.

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

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into law by President Obama on March 23, 2010, and March 30, 2010, respectively. The Acts dramatically alter the United States health care system and are intended to decrease the number of uninsured Americans and reduce overall health care costs. The Acts attempt to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, and tying reimbursement to the satisfaction of certain quality criteria. The Acts also contain a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs. Because a majority of the measures contained in the Acts have not yet taken effect, it is difficult to predict the impact the Acts will have on our operations. However, depending on how they are ultimately interpreted and implemented, the Acts could have an adverse effect on our business and its financial condition and results of operations.

We derive more than 80% of our net service revenue from Medicare. If there are changes in Medicare rates or methods governing Medicare payments for our services, or if we are unable to control our costs, our results of operations and cash flows could decline materially.

For the years ended December 31, 2010, 2009 and 2008, we received 80.1%, 81.7% and 83.2%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. Reductions in Medicare reimbursement could be caused by many factors, including:

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

We receive fixed payments from Medicare for our services based on the level of care provided to our patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing these services. Medicare currently provides for an annual adjustment of the various payment rates, such as the base episode rate for our home nursing services, based upon the increase or decrease of the medical care expenditure category of the Consumer Price Index, which may be less than actual inflation. This adjustment could be eliminated or reduced in any given year. For example, in 2011 we will experience an approximate 5.22% cut in home health reimbursement for our Medicare patients. Further, Medicare routinely reclassifies home health resource groups and long-term care diagnosis-related groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our results of operations, net income and cash flows could be adversely impacted.

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

Current economic conditions and continued decline in spending by the Federal and State governments could adversely affect our results of operations and cash flows.

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

We currently have a total of nine LTACHs. Eight of our LTACHs are classified as HwHs and one as freestanding. Of the eight HwH facilities, five are located in rural or non-MSAs and are, therefore, subject to a final admission percentage of 50% at the end of the phase-in period. Three of our HwH facilities are located in MSA or urban areas and will be subject to a final admission percentage of 25% at the end of the phase-in period. Of the eight locations classified as HwHs, one facility is satellite location of a parent hospital located in an MSA and one is a satellite location of a parent hospital located in a non-MSA. Based on our discussions with CMS, we believe each of these satellite locations will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations. If the “25 percent rule” is extended, as planned, to freestanding LTACHs after the three-year delay established in the MMSEA, our current freestanding facility would not likely be affected because we currently do not receive more than 25% of our Medicare admissions from any single referring hospital.

For the 12 months ended December 31, 2010, on an individual basis, all of our LTACHs that are classified as HwH’s admitted between 49% and 95% of their patients from their host hospitals. These hospitals came under the proper thresholds as of their respective cost report year end date in 2010. Our new LTACHs acquired in 2010 and 2009 are grandfathered and, consequently, have no limitations under MMSEA with respect to the number of patients that can be admitted from the host hospital. Our remaining LTACH is not an HwH; therefore, it is not subject to these limits on host hospital referrals.

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

As of December 31, 2010, 45.2% of our net service revenue was derived from our joint ventures. Our joint ventures are structured either as equity joint ventures or agency leasing arrangements, as permitted by applicable state laws and subject to business considerations. As of December 31, 2010, we had 67 equity joint ventures and four agency leasing arrangements. Of these 67 joint ventures, 59 are with hospitals, three are with physicians and five are with other parties. With respect to our three joint ventures with physicians, two are for the ownership and operation of long-term acute care hospitals and one is for the ownership of a rural home nursing agency.

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

Our ability to expand operations in a state will depend on our ability to obtain a state license to operate. States may have a limit on the number of licenses they issue. For example, as of December 31, 2010, we operated 52 home nursing agencies in Louisiana. Louisiana currently has a moratorium on the issuance of new home nursing agency licenses. We cannot predict whether this moratorium will be extended beyond this date or whether any other states in which we currently operate, or may wish to operate in the future, may adopt a similar moratorium.

We currently operate in 10 states that require health care providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. The states that currently issue certificate of need or permits of approval are: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, South Carolina, Tennessee, Vermont, Washington, West Virginia and the District of Columbia. In granting approval, these states consider the need in the service area for additional or expanded health care facilities or services. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.

Risk Factors Related to Capital and Liquidity

The condition of the financial markets, including volatility and weakness in the equity, capital and credit markets could limit the availability and terms of debt and equity financing courses to fund the capital and liquidity requirements of our business.

Financial markets experienced significant disruptions over the past few years. These disruptions have impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reducing the availability of certain types of debt financing. Despite the instability over the past few years within the financial markets nationally and globally, we have not experienced any individual lender limitations to extend credit under our revolving credit facility. However the obligations of each of the lending institutions in our revolving credit facility are separate and the availability of future borrowings under our revolving credit facility could be impacted by further volatility and disruptions in the financial credit markets or other events. Our inability to access our revolving credit facility or refinance the revolving credit facility would have a material adverse effect on our business, financial positions, results of operations and liquidity.

At December 31, 2010, we had $288,000 in cash. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our revolving line of credit, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months. If our future net service revenue or cash flow from operations is less than we currently anticipate, we may not have sufficient funds to implement our growth strategy. Further, we cannot readily predict the timing, size and success of our acquisition and internal development efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing.

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

Our net service revenue is particularly sensitive in the 19 states in which we provide services – Alabama, Arkansas, Florida, Georgia, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington , and West Virginia. The Company’s Louisiana facilities accounted for approximately 33.0%, 34.0% and 41.9% of net service revenue during the years ended December 31, 2010, 2009 and 2008 respectively. Accordingly, any changes in the current demographic, economic, competitive, or regulatory conditions in these states could have an adverse effect on our business, financial condition, results of operations and cash flows. Medicaid changes in these states could also have a material adverse effect on our results of operations or cash flows.

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

As of December 31, 2010, we have recorded $157.3 million to goodwill and $54.1 million to intangible assets, net, on our consolidated balance sheet. Goodwill and other intangibles are assessed for impairment annually for each of our reporting units. The assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to the reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the fair value of goodwill. If we determine that the fair value is less than our book value, we could be required to record a non-cash impairment charge to our consolidated statements of income, which could have a material adverse effect on our earnings.

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

We operate in a highly regulated industry and are the subject of a number of inquiries by the federal government. We are cooperating with the applicable government agencies with respect to each of the inquiries and producing the requested records. Any negative findings could have a material adverse impact on our operations and financial condition. Although we cannot predict when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to these inquiries will continue to require management’s attention and significant legal expense. See Part I, Item 3-Legal Proceedings in this Form 10K for additional information regarding these inquiries.

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

There can be delays associated with opening a de novo agency. These delays are the result of processing delays with the state regulatory bodies as well as processing delays by the associated fiscal intermediaries that serve as billing liaisons between the agency and CMS. To initiate operations at a de novo agency, we must submit the necessary applications along with the required documentation to the appropriate state and Federal regulatory bodies. However, CMS has issued a memorandum which prioritizes the initial surveys for new Medicare providers as lowest priority for the state regulatory bodies. Moreover, depending on state requirements, the fiscal intermediary may need to receive the state license before the approval process can move forward. Once the necessary application and documentation has been submitted to the state and Federal regulatory bodies, there is a testing period of transmitting data from the applicant to CMS. Once complete, the agency receives a provider agreement and corresponding number and can begin billing. If we are unable to obtain regulatory approval for our de novo agencies in a timely manner, such delays could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

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

Our success depends upon the continued employment of certain members of our senior management, including our co-founder and Chief Executive Officer, Keith G. Myers, our President and Chief Operating Officer, Donald D. Stelly and our Executive Vice President and Chief Financial Officer, Peter J. Roman. We have entered into an employment agreement with each of these officers in an effort to further secure their employment. The loss of service of any of these officers could have a material adverse effect on our operations if we were unable to find a suitable replacement.

Our executive officers and directors and their affiliates hold a substantial portion of our stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

Our executive officers and directors and individuals or entities affiliated with them, beneficially own an aggregate of approximately 15.9% of our outstanding common stock as of December 31, 2010. The interests of these stockholders may differ from other stockholders’ interests. If they were to act together, these affiliated stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, business combinations, the amendment of our certificate of incorporation and other significant corporate actions.

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

We have implemented other anti-takeover provisions or provisions that could have an anti-takeover effect. These provisions and others that our Board of Directors may adopt hereafter, may discourage offers to acquire us and may permit our board of directors to choose not to entertain offers to purchase us, even if such offers include a substantial premium to the market price of our stock. Therefore, our stockholders may be deprived of opportunities to profit from a sale of control.

Our stock is thinly traded, which may cause volatility in our stock price, including a decline in value.

We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Select Market. For example, the average daily trading volume of our common stock on NASDAQ over the three-month trading period ending March 4, 2011 was approximately 177,418 shares per day. Because our common stock is traded infrequently, the price per share of our common stock can fluctuate more significantly from day-to-day than a widely held stock that is actively traded on a daily basis. For example, trading of a large volume of our common stock may have a significant impact on the trading price of our stock. In addition, future issuances of our common stock, including the exercise of any options or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future and the issuance of common stock in connection with acquisitions, could have an adverse effect on the market price of our common stock.

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

Item 1B.	Unresolved Staff Comments

We have no unresolved written comments from the staff of the SEC regarding our periodic or current reports filed under the Exchange Act.

Item 2.	Properties.

As of December 31, 2010, we owned or managed facilities in the following locations:

	Home-Based Services	Facility-Based Services
Louisiana	52	12
Tennessee	35	—
Mississippi	30	—
Kentucky	30	—
Alabama	26	—
Arkansas	20	—
West Virginia	17	1
Idaho	16	—
Washington	14	—
Texas	12	—
Maryland	10	—
Florida	6	—
Georgia	6	—
Missouri	9	—
Oregon	4	—
North Carolina	2	—
Ohio	2	—
Virginia	4	—
Oklahoma	2	—

	297	13

Our primary home office is located in Lafayette, Louisiana in 19,159 square feet of leased office space under a lease that commenced on March 1, 2004 and expires February 28, 2014. Our 297 owned home-based service locations are located in leased facilities. Generally, the leases for our home-based service locations have initial terms of one year, but range from one to five years. Most of the leases either contain multiple options to extend the lease period in one-year increments or convert to a month-to-month lease upon the expiration of the initial term. Eight of our LTACHs are hospitals within a hospital, meaning we have a lease or sublease for space with the host hospital, which are also our joint venture partners. Generally, our leases or subleases for LTACHs have initial terms of five years, but range from three to ten years. Most of our leases and subleases for our LTACHs contain multiple options to extend the term in one-year increments.

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

On July 16, 2010, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) that included a request for documents related to the Company’s participation in the Medicare Home

Health Prospective Payment System, as well as, the documents and information the Company produced in response to the Senate Finance Committee’s investigation set forth above. The Company produced the documents requested by the initial subpoena and has continued to produce additional documents requested by the SEC as part of its review. The Company cannot predict the outcome or effect of this investigation, if any, on the Company’s business.

On July 13, 2009, the Company reported an administrative subpoena from the Inspector General of the Office of Personnel Management (“OPM”). OPM is an administrative agency responsible for overseeing the Federal Employees Health Benefit Program (“FEHBP”). Although the subpoena was issued by OPM, the Company learned on July 9, 2009 that the scope of the review is not limited to the FEHBP, but also extends to services provided to Medicare beneficiaries and is accordingly under the jurisdiction of the Office of Inspector General. The Company will continue to cooperate and provide responsive information related to this review.

On April 14, 2009, the Company filed a Current Report on Form 8-K regarding a qui tam lawsuit filed in Tennessee captioned United States of America ex rel Sally Christine Summers v. LHC Group, Inc. which alleged violation of the False Claims Act at a single agency. On June 11, 2009, the Company filed a Current Report on Form 8-K, reporting the district court’s order dismissing the case. As previously reported, the plaintiff appealed the district court’s dismissal, and the appeal was argued in June 2010. On October 4, 2010, the United States Court of Appeals for the Sixth Circuit issued an opinion upholding the district court’s dismissal of the case. On December 21, 2010, the plaintiff filed a Petition for a Writ of Certiorari with the United States Supreme Court. On February 28, 2011, the United States Supreme Court invited the Solicitor General of the United States the opportunity to submit a brief in this case. At this time the Company does not know if the United States Supreme Court will issue a Writ of Certiorari in this matter.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Sales of Unregistered Common Stock

None

Market Information and Holders

The Company’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LHCG.” As of March 1, 2011, there were approximately 188 registered holders of record of the Company’s common stock.

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

Price Range of Common Stock

The following table provides the high and low prices of the Company’s Common Stock during 2010 and 2009 as quoted by NASDAQ.

	High	Low
2010
Fourth Quarter	$30.28	$22.79
Third Quarter	25.05	19.99
Second Quarter	37.36	27.75
First Quarter	35.08	28.94

	High	Low
2009
Fourth Quarter	$34.74	$27.70
Third Quarter	32.01	21.15
Second Quarter	28.54	20.25
First Quarter	34.98	17.00

The closing price of our common stock as reported by NASDAQ on March 4, 2011 was $28.15.

Performance Graph

This item is incorporated by reference from our annual report to stockholders for the fiscal year ended December 31, 2010.

Issuer Purchases of Equity Securities

On October 29, 2010, the Company announced the adoption of a Stock Repurchase Program authorizing the Company to repurchase shares of the Company’s $0.01 par value common stock having a value of up to $50.0 million. As of the date hereof, the Company has not repurchased any shares under this program.

Item 6.	Selected Financial Data.

The selected consolidated financial data presented below is derived from our audited consolidated financial statements included in this Annual Report on Form 10-K as of and for each of the years ended December 31, 2010, 2009 and 2008. The selected consolidated financial data presented below as of and for each of the years ended December 31, 2007 and 2006 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The financial data for the years ended December 31, 2010, 2009 and 2008 should be read together with our Consolidated Financial Statements and related notes included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations and Item 8. Financial Statements and Supplementary Data included herein.

	Year Ended December 31,
	2010	2009		2008	2007	2006
	(In thousands except share and per share data)
Consolidated Statements of Income Data:
Net service revenue	$635,031	$531,980		$382,591	$297,017	$217,418
Gross margin	305,046	261,465		196,337	146,979	107,394
Operating income	95,602	85,046		60,492	38,781	35,521
Income from continuing operations	64,546	57,900		42,654	27,286	21,549
Net Income attributable to LHC Group, Inc.	48,759	43,841		30,202	19,589	20,594
Change in the redemption value of redeemable noncontrolling interests	41	45		31	193	1,163

Net income available to LHC Group, Inc.’s common stockholders	$48,800	$43,886		$30,233	$19,782	$21,757

Net income attributable to LHC Group Inc., per basic share:	$2.69	$2.44		$1.69	$1.11	$1.27

Net income attributable to LHC Group Inc., per diluted share:	$2.68	$2.43		$1.69	$1.11	$1.27

Weighted average shares outstanding:
Basic	18,119,183	17,960,376		17,855,634	17,760,432	17,090,583
Diluted	18,226,091	18,069,897		17,899,087	17,827,444	17,104,650

	As of December 31,
	2010	2009		2008	2007	2006
	(In Thousands)
Consolidated Balance Sheet Data:
Cash	$288	$394		$3,511	$1,155	$26,877
Total assets	357,305	307,615	(1)	243,400	174,985	152,694
Total debt	—	11,802		5,116	3,431	3,837
Total LHC Group, Inc. stockholders’ equity	$273,741	$221,172		$176,821	$143,371	$121,889

(1)	We have recorded a reclassification to the 2009 financial information to conform to the 2010 presentation. The reclassification includes $1.3 million to Accounts payable and other accrued liabilities from Patient accounts receivable, related to overpayments on commercial patient balances.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We provide post-acute health care services primarily to Medicare beneficiaries throughout the United States, through our home nursing agencies, hospices and LTACHs. Our net service revenue increased $103.1 million to $635.0 million for the year ending December 31, 2010 from $532.0 million for the year ending December 31, 2009. During 2010, we acquired 20 home nursing agencies, six hospice agencies, one LTACH and one private duty agency. We also initiated the operations of 12 home health agencies. We currently operate 310 locations in the following 19 states: Alabama, Arkansas, Florida, Georgia, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, West Virginia and Washington.

Segments

We operate in two segments for financial reporting purposes: home-based services and facility-based services. We derived 88.0%, 88.2% and 85.2% of our net service revenue during the years ended December 31, 2010, 2009 and 2008, respectively, from our home-based services segment and derived the balance of our net service revenue from our facility-based services segment.

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, physical, occupational and speech therapy, medically-oriented social services and hospice care. As of December 31, 2010, the home-based services segment comprised the following locations:

Type of Service
Home Health	257
Hospice	26
Diabetes Management Company	2
Private Duty	5
Specialty Services	3
Management Companies	4

297

Of our 297 home-based services locations, 163 are wholly-owned by us, 122 are majority-owned or controlled by us through joint ventures, eight are controlled by us through license lease arrangements and the remaining four are management companies in which we have no ownership interest. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and organic development. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will continue to increase.

We provide facility-based services principally through our LTACHs. As of December 31, 2010, we owned and operated six LTACHs with nine locations, of which all but one are located within host hospitals. We also owned and operated a pharmacy, a medical equipment company, a health and fitness center and we manage the operations of one inpatient rehabilitation facility in which we have no ownership interest. Of these 13 facility-based services locations, seven are wholly-owned by us and five are majority-owned or controlled by us through joint ventures and one is a managed facility.

Development Activities

The following table provides a summary of our acquisitions, divestitures and internal development activities from January 1, 2008 through December 31, 2010. This table does not include the five management services agreements under which we manage the operations of four home nursing agencies, through our home-based services segment and one inpatient rehabilitation facility, through our facility-based services segment.

	Home-Based Services			Facility-Based Services
	Home Nursing Agencies	Hospice Agencies	Specialty and Private Duty	Long-Term Acute Care Hospitals	Specialty
Year
Total at January 1, 2008	137	9	3	7	4
Developed	19	1	—	—	—
Acquired	50	9	6	—	—

Total at January 1, 2009	206	19	9	7	4
Developed	13	—	—	—	—
Acquired	13	2	—	1	—
Divested/Merged	(2)	—	—	—	(1)

Total at December 31, 2009	230	21	9	8	3
Developed	12	—	—	—	—
Acquired	20	6	1	1	—
Merged	(5)	(1)	—	—	—

Total at December 31, 2010	257	26	10	9	3

Recent Developments

Home-Based Services

Home Nursing. The base payment rate for Medicare home nursing in calendar year (“CY”) 2010 was $2,312.94 per 60-day episode. This is an increase of 1.8% over the CY 2009 base payment rate of $2,271.92. The increase included a 2.2% market basket increase, a 2.75% coding adjustment decrease, and a 2.5% increase resulting from a modification to the current outlier policy.

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

In March 2010, the Patient Protection and Affordable Care Act was enacted and was amended shortly afterwards by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively referred to as the “Affordable Care Act”). The Affordable Care Act makes a number of changes to Medicare payment rates including the reinstatement of the 3% home health rural add-on which began on April 1, 2010 (expiring January 1, 2016).

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

On November 2, 2010, CMS issued the current year 2011 final rule covering payment rates for home health services. The base payment rate for 2011 is $2,192.07. The final rule provides for the following adjustments to the base rate as compared to the 2010 base rate: a 2.1% market basket increase reduced by 1% as directed by the Affordable Care Act; a 3.79% case mix weight adjustment decrease; and a shift of the outlier payment allowance beginning in 2011 that will result in a one-time 2.5% reduction to the base rate as directed by the Affordable Care Act. In 2011, this results in an aggregate adjustment decreasing the base rate by 5.19%. This decrease is offset by a 3% increase to the base rate for those patients located in rural areas, which became effective April 1, 2010.

Hospice. The following table shows the hospice Medicare payment rates for fiscal year (“FY”) 2010 which began on October 1, 2009 and ended September 30, 2010:

Description	Rate per patient day
Routine Home Care	$142.91
Continuous Home Care	$834.10
Full Rate = 24 hours of care $34.75 = hourly rate
Inpatient Respite Care	$147.83
General Inpatient Care	$635.74

On August 6, 2009, CMS issued a final rule, effective October 1, 2009, to update the Medicare Hospice Wage Index for FY 2010. This rule revised the phase-out of the hospice wage index budget neutrality adjustment factor (“BNAF”), which was finalized in the FY 2009 final rule, to now occur over 7 years. As a result of this final rule, the BNAF was reduced by 10% in FY 2010 and 15% each year from FY 2011 through FY 2016. The combined effects of a 10% reduction to the BNAF in the FY 2010 Hospice Wage Index and a 2.2% hospital update increased payment to hospices in FY 2010 by 1.4%. In addition, this final rule required hospice physicians to provide a short narrative as part of hospice certifications and recertifications of terminal illness. The final rule also set the FY 2009 hospice aggregate cap amount at $23,014.50.

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

On July 23, 2010, CMS issued the FY 2011 notice covering agency payment rates for hospice services. The rule provides for an estimated 1.8% increase in payments for FY 2011. The hospice payment increase is the net result of a 2.6% increase in the “hospital market basket,” an indicator of input price increases. This is offset by a 0.8% decrease in payments to hospices due to updated wage index data and the second year of CMS’ 7-year phase-out of its hospice wage index BNAF. The FY 2011 rule also set the FY 2010 hospice aggregate cap amount at $23,874.98.

The following table shows the hospice Medicare payment rates for FY 2011 which began on October 1, 2010 and ends September 30, 2011:

Description	Rate per patient day
Routine Home Care	$146.63
Continuous Home Care	$855.79
Full Rate = 24 hours of care $35.66 = hourly rate
Inpatient Respite Care	$151.67
General Inpatient Care	$652.27

Facility-Based Services

LTACHs. The federal standard rate for 2010 LTACH-PPS rate year (“RY”) is $39,896 per Medicare discharge and the high cost outlier threshold will be $18,425. The standard federal rate for LTACH-PPS is increased or decreased based on each Medicare patient’s case mix index, which measures the severity of the patient’s condition. The high cost outlier threshold is the limit that triggers additional high cost outlier payments to an LTACH.

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

The standard Federal rate for FY 2011 is $39,599.95, which will apply to LTACH-PPS discharges occurring on or after October 1, 2010 through September 30, 2011 and the high cost outlier threshold will be $18,785.

2010 and 2009 Operational Data

The following table sets forth, for the period indicated, data regarding aggregate admissions and Medicare admissions to our home-based segment and patient days for our facility-based segment. Certain historical data has been included in order to present a more comparative analysis of the statistical data.

	Three Months Ended March 31, 2010	Three Months Ended June 30, 2010	Three Months Ended September 30, 2010	Three Months Ended December 31, 2010	Year Ended December 31, 2010
Home-Based Services Data:
Average census	30,721	31,345	33,402	34,030	32,375
Average Medicare census	24,640	24,951	26,236	26,336	25,541
Admissions	21,805	22,540	23,807	24,612	92,764
Medicare admissions	16,152	16,374	17,100	17,200	66,826
Facility-Based Services Data:
Patient days	13,872	14,071	16,736	16,979	61,658

	Three Months Ended March 31, 2009	Three Months Ended June 30, 2009	Three Months Ended September 30, 2009	Three Months Ended December 31, 2009	Year Ended December 31, 2009
Home-Based Services Data:
Average census	27,834	29,182	28,150	29,706	28,721
Average Medicare census	22,363	23,592	22,486	23,512	22,994
Admissions	17,971	18,440	19,582	20,293	76,286
Medicare admissions	13,076	13,585	14,323	14,879	55,863
Facility-Based Services Data:
Patient days	11,981	12,880	13,043	13,331	51,235

Consolidated Results of Operations

The following table sets forth, for the periods indicated, net service revenue, cost of service revenue, general and administrative expenses, and operating income by segment (dollars in thousands). The table also includes data regarding total admissions and Medicare admissions for our home-based services segment and patient days for our facility-based services segment.

	Year Ended December 31,
	2010	2009	2008
Home-Based Services Data:
Net service revenue	$558,574	$469,470	$326,041
Cost of service revenue	284,477	234,131	154,376

Gross margin	274,097	235,339	171,665
Provision for bad debts	7,078	4,199	10,208
General and administrative expenses	182,750	155,670	109,917

Operating income	$84,269	$75,470	$51,540

Average census	32,375	28,721	21,519
Average Medicare census	25,541	22,994	17,355
Total admissions	92,764	76,286	53,970
Total Medicare admissions	66,826	55,863	41,180

	Year Ended December 31,
	2010	2009	2008
Facility-Based Services Data:
Net service revenue	$76,457	$62,510	$56,550
Cost of service revenue	45,508	36,384	31,878

Gross margin	30,949	26,126	24,672
Provision for bad debts	529	525	1,563
General and administrative expenses	19,087	16,025	14,157

Operating income	$11,333	$9,576	$8,952

Patient days	61,658	51,235	46,190

The growth in home-based services in 2010 primarily relates to our acquisitions and development of de-novo locations during 2010. The relationship between the Company’s expenses and net service revenue provides a more comparative analysis of the financial information. The following table sets forth, for the periods indicated, certain items included in our consolidated statement of income as a percentage of our net service revenue:

	Year Ended December 31,
	2010	2009	2008
Net service revenue	100.0%	100.0%	100.0%
Cost of service revenue	52.0	50.9	48.7

Gross margin	48.0	49.1	51.3
Provision for bad debts	1.2	0.9	3.1
General and administrative expenses	31.8	32.3	32.4

Operating income	15.1	15.9	15.8
Interest expense	0.0	0.0	(0.1)
Non-operating income, including gain on sales of entities and assets	0.1	0.0	0.4
Income tax expense	5.0	5.0	4.9
Noncontrolling interest expense	2.5	2.6	3.1

Income from continuing operations	7.7%	8.3%	8.1%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Service Revenue

Consolidated net service revenue for the year ended December 31, 2010 was $635.0 million, an increase of 19.4% or $103.0 million, from $532.0 million for the same period ending December 31, 2009. The growth in home-based services net service revenue contributed $89.1 million of the increase in consolidated net service revenue between 2010 and 2009. Net service revenue was comprised of the following for the periods ending December 31:

	2010	2009
Home-based services	88.0%	88.2%
Facility-based services	12.0	11.8

	100.0%	100.0%

Revenue derived from Medicare represented 80.1% and 81.7% of consolidated net service revenue for the years ended December 31, 2010 and 2009, respectively.

Home-Based Services. Net service revenue from home-based services for the year ended December 31, 2010 was $558.6 million, an increase of $89.1 million, or 19.0%, from $469.5 million for the year ended December 31, 2009. Total admissions increased 21.6% to 92,764 during the 2010, compared to 76,286 for the same period in 2009. Average home-based patient census for the year ended December 31, 2010 increased 12.7% to 32,375 patients as compared with 28,721 patients for the year ended December 31, 2009.

As detailed in the tables below, the increase in revenue in 2010 resulted from both organic growth and the growth from our acquisitions during the year ended December 31, 2010.

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

The following tables detail the home-based services revenue growth and percentages for organic and total growth (amounts in thousands, except statistical data):

	Year Ending December 31, 2010
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth%	Acquired(4)	Total	Total Growth %
Revenue	$527,223	$1,372	$528,595	12.6%	$29,979	$558,574	19.0%
Revenue Medicare	$431,296	$1,090	$432,386	11.4%	$20,941	$453,327	16.8%
Average Census	29,797	205	30,002	4.5%	2,373	32,375	12.7%
Average Medicare Census	23,883	171	24,054	4.6%	1,487	25,541	11.1%
Admissions	85,961	355	86,316	13.1%	6,448	92,764	21.6%
Medicare Admissions	63,146	265	63,411	13.5%	3,415	66,826	19.6%
Episodes	159,618	371	159,989	8.6%	6,814	166,803	13.2%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

	Year Ending December 31, 2009
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth %	Acquired(4)	Total	Total Growth %
Revenue	$413,017	$2,579	$415,596	27.5%	$53,874	$469,470	44.0%
Revenue Medicare	$345,610	$2,245	$347,855	27.2%	$40,307	$388,162	42.0%
Average Census	24,357	496	24,853	15.5%	3,868	28,721	33.5%
Average Medicare Census	19,924	426	20,350	17.3%	2,644	22,994	32.5%
Admissions	61,583	188	61,771	14.5%	14,515	76,286	41.3%
Medicare Admissions	46,156	145	46,301	12.4%	9,562	55,863	35.7%
Episodes	134,819	810	135,629	25.2%	11,670	147,299	36.0%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Facility-Based Services. Net service revenue from facility-based services for the year ended December 31, 2010 was $76.5 million, an increase of $14.0 million, or 22.4%, compared with $62.5 million for the year ended December 31, 2009. The increase in net service revenue primarily relates to the additional revenue from our LTACH acquired during the second quarter of 2009 and the LTACH acquired in 2010.

Cost of Service Revenue

Our cost of service revenue consists of expenses incurred by our clinical and clerical personnel in our agencies and facilities. Cost of service revenue for the year ended December 31, 2010 was $330.0 million, an increase of $59.5 million, or 22.0%, from $270.5 million for the year ended December 31, 2009. Cost of service revenue represented approximately 52.0% and 50.9% of our net service revenue for the years ended December 31, 2010 and 2009, respectively.

Home-Based Services. Cost of service revenue from home-based services for the year ended December 31, 2010 was $284.5 million, an increase of $50.4 million, or 21.5%, from $234.1 million for the year ended December 31, 2009. As a percentage of Home-Based net service revenue cost of service revenue remained consistent at 50.9% for the year ending December 31, 2010 compared to 49.9% for the year ending December 31, 2009. The following table summarizes cost of service revenue (amounts in thousands).

	Year Ended December 31,
	2010			2009
Salaries, wages and benefits	$243,745	43.6	%(1)	$200,401	42.7	%(1)
Transportation, primarily mileage reimbursement	20,118	3.6		16,441	3.5
Supplies and services	20,614	3.7		17,289	3.7

Total	$284,477	50.9%		$234,131	49.9%

(1)	Percentage of Home-Based net service revenue

Facility-Based Services. Cost of service revenue from facility-based services for the year ended December 31, 2010 was $45.5 million, an increase of $9.1 million, or 25.0%, from $36.4 million for the year ended December 31, 2009, as detailed in the following table (amounts in thousands).

	Year Ended December 31,
	2010			2009
Salaries, wages and benefits	$27,084	35.4	%(1)	$22,488	35.9	%(1)
Transportation	146	0.2		150	0.2
Supplies and services	18,278	23.9		13,746	22.1

Total	$45,508	59.5%		$36,384	58.2%

(1)	Percentage of Facility-Based net service revenue

Provision for Bad Debts

Provision for bad debts for the year ended December 31, 2010 was $7.6 million compared to $4.7 million for the year ended December 31, 2009. For the years ended December 31, 2010 and 2009, the provision for bad debts was approximately 1.2% and 0.9% of net service revenue, respectively.

In July 2007, the Company sold its critical access hospital. The recorded receivables were not sold in the transaction. Over the following twelve months, after the sale, certain payors, including Medicare and Medicaid, paid the claims to the buyer, who failed to remit those collections to the Company as called for under the terms of the sale agreement. The Company filed a lawsuit to recover those amounts paid to the buyer. Over the same period, the Company fully reserved those claims. In September 2010, the Company was successful in its lawsuit and recovered the amounts in full. As a result of the collection of the settlement, the Company recorded a $477,000 reduction to the provision for bad debts for the year ending December 31, 2010.

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

General and administrative expenses for the year ended December 31, 2010 were $201.8 million, an increase of $30.1 million, or 17.5%, from $171.7 million for the year ended December 31, 2009. General and administrative expenses represented approximately 31.8% and 32.3% of our net service revenue for the years ended December 31, 2010 and 2009, respectively.

Home-Based Services. General and administrative expenses from the home-based services for the year ended December 31, 2010 were $182.8 million, an increase of $27.1 million, or 17.4%, from $155.7 million for the year ended December 31, 2009. General and administrative expenses remained relatively consistent at 32.7% and 33.2% of our net service revenue during the years ended December 31, 2010 and 2009, respectively.

Facility-Based Services. General and administrative expenses from facility-based services for the year ended December 31, 2010 were $19.1 million, an increase of $3.1 million, or 19.4%, from $16.0 million for the year ended December 31, 2009. General and administrative expenses in the facility-based segment remained consistent as 25.0% and 25.6% of net service revenue for the years ended December 31, 2010 and December 31, 2009, respectively.

Gain (loss) on the sale of assets and entities and Non-operating income

For the year ended December 31, 2010, non-operating income was $805,000 compared to a non-operating loss of $261,000 for the year ended December 31, 2009. Non-operating income for the year ending December 31, 2010 relates to bonus payments to our various home health agencies from CMS for participating in its “Pay for Performance” Initiative.

The non-operating loss for the year ended December 31, 2009 primarily relates to a $542,000 impairment expense on two provider numbers which were purchased in 2008. In February 2009, CMS denied the Company’s change of ownership for the provider numbers because the agency locations had been moved outside of the allowed service area. The Company has since received new provider numbers for these home health agencies. However, the purchased provider numbers no longer have value and were written off in 2009.

Income Tax Expense

The effective tax rates for the years ended December 31, 2010 and December 31, 2009 was 39.4% and 37.8%, of income from continuing operations attributable to LHC Group, Inc., respectively.

The Work Opportunity Tax Credit expired during 2010 causing the tax rate to increase for the year ending December 31, 2010. The Company also realized a tax benefit during 2009 by utilizing the net operating loss, on one of the Company’s joint ventures, which had previously been fully reserved. The tax benefit caused the effective tax rate to be lower during 2009.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $15.8 million and $14.0 million for the years ended December 31, 2010 and 2009, respectively. Noncontrolling interest consistently represented 2.5% and 2.6% of net service revenue for the years ended December 31, 2010 and 2009, respectively.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Service Revenue

Net service revenue for the year ended December 31, 2009 was $532.0 million, an increase of $149.4 million or 39.0%, from $382.6 million for the same period ending December 31, 2008. The growth in the home-based services net service revenue contributed $143.5 million of the increase in consolidated net service revenue between December 31, 2009 and 2008. Net service revenue was comprised of the following for the periods ending December 31:

	2009	2008
Home-based services	88.2%	85.2%
Facility-based services	11.8	14.8

	100.0%	100.0%

Revenue derived from Medicare represented 81.7% and 83.2% of consolidated net service revenue for the years ended December 31, 2009 and 2008, respectively.

Home-Based Services. Net service revenue from home-based services for the year ended December 31, 2009 was $469.5 million, an increase of $143.5 million, or 44.0%, from $326.0 million for the year ended December 31, 2008. Total admissions increased 41.3% to 76,286 during 2009, versus 53,970 for the same period in 2008. Average home-based patient census for the year ended December 31, 2009 increased 33.5% to 28,721 patients as compared with 21,519 patients for the year ended December 31, 2008.

As detailed in the table below, the increase in revenue in 2009 is explained by both organic growth and the growth from our acquisitions during the year ended December 31, 2009.

The following table details the home-based services revenue growth and percentages for organic and total growth (amounts in thousands, except statistical data):

	Year Ending December 31, 2009
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth %	Acquired(4)	Total	Total Growth %
Revenue	$413,017	$2,579	$415,596	27.5%	$53,874	$469,470	44.0%
Revenue Medicare	$345,610	$2,245	$347,855	27.2%	$40,307	$388,162	42.0%
Average Census	24,357	496	24,853	15.5%	3,868	28,721	33.5%
Average Medicare Census	19,924	426	20,350	17.3%	2,644	22,994	32.5%
Admissions	61,583	188	61,771	14.5%	14,515	76,286	41.3%
Medicare Admissions	46,156	145	46,301	12.4%	9,562	55,863	35.7%
Episodes	134,819	810	135,629	25.2%	11,670	147,299	36.0%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

	Year Ending December 31, 2008
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth %	Acquired(4)	Total	Total Growth %
Revenue	$286,342	$2,879	$289,221	18.5%	$36,820	$326,041	33.6%
Revenue Medicare	$239,627	$2,431	$242,058	21.9%	$31,375	$273,433	37.7%
Average Census	17,228	341	17,569	5.6%	3,950	21,519	29.4%
Average Medicare Census	14,099	277	14,376	14.5%	2,979	17,355	38.2%
Admissions	44,560	577	45,137	0.1%	8,833	53,970	19.7%
Medicare Admissions	34,262	438	34,700	10.6%	6,480	41,180	31.3%
Episodes	96,555	3,340	99,895	34.4%	8,416	108,311	35.7%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

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

Facility-Based Services. Cost of service revenue from facility-based services for the year ended December 31, 2009 was $36.4 million, an increase of $4.5 million, or 14.1%, from $31.9 million for the year ended December 31, 2008, as detailed in the following table (amounts in thousands);

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

Income Tax Expense

The effective tax rate for the years ended December 31, 2009 and 2008 was 37.8% of income from continuing operations attributable to LHC Group, Inc.

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

Discontinued operations for the year ended December 31, 2008 also includes a home health pharmacy, which was closed on September 30, 2007, and a critical access hospital, which was sold on July 1, 2007. There is no activity related to these two locations for the year ended December 31, 2009.

Liquidity and Capital Resources

Cash at December 31, 2010 was $288,000 compared to $394,000 at December 31, 2009. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our revolving line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months.

Liquidity

Our principal source of liquidity for our operating activities is the collection of our accounts receivable, most of which are collected from governmental and third-party commercial payors. Our reported cash flows from operating activities are impacted by various external and internal factors, including the following:

•

Operating Results – Our net income has a significant impact on our operating cash flows. Any significant increase or decrease in our net income could have a material impact on our operating cash flows.

•

Timing of Acquisitions – We use our operating cash flows to purchase home health agencies, hospice agencies and LTACHs. When the acquisitions occur at or near the end of a period, our cash outflows significantly increase.

•

Timing of Payroll – Our employees are paid bi-weekly on Fridays; therefore, operating cash flows decline in reporting periods that end on a Friday. Conversely, for those reporting periods ending on a day other than Friday, our cash flows are higher because we have not yet paid our payroll.

•

Medical Insurance Plan Funding – We are self-funded for medical insurance purposes. Any significant changes in the amount of insurance claims submitted could have a direct impact on our operating cash flows.

•

Medical Supplies – A significant expense associated with our business is the cost of medical supplies. Any increase in the cost of medical supplies, or in the use of medical supplies by our patients, could have a material impact on our operating cash flows.

Cash used in investing activities is primarily for acquisitions of home nursing and hospice agencies, while cash used by financing activities relates to payments on outstanding debt agreements and payments to our noncontrolling interest partners.

The following table summarizes changes in cash flows (amounts in thousands):

	Year Ended December 31,
	2010	2009
Cash provided by operating activities	$71,937	$49,192
Cash used in investing activities	(43,333)	(41,663)
Cash used in financing activities	(28,710)	(10,646)

Change in cash	(106)	(3,117)
Cash and cash equivalents at beginning of period	394	3,511

Cash and cash equivalents at end of period	$288	$394

Operating activities during the year ended December 31, 2010 provided $71.9 million in cash compared to $49.2 million for year ended December 31, 2009. Net income provided $64.5 million of operating cash flow in 2010 compared to $57.8 million in 2009. At December 31, 2010, working capital was $55.7 million compared to $48.4 million at December 31, 2009, an increase of $7.3 million.

Investing activities used $43.3 million and $41.7 million in cash for the years ended December 31, 2010 and 2009, respectively. Cash outflows for the year ended December 31, 2010 included $11.6 million for purchases of property, building and equipment compared to $8.2 million for the year ended December 31, 2009. The increase relates to IT related software purchases and related hardware cost. Cash outflows for the year ending December 31, 2010 included $31.7 million for acquisitions, compared to $33.4 million for acquisitions for the year ending December 31, 2009.

Financing activities used $28.7 million in the year ended December 31, 2010 compared to $10.6 million in the year ended December 31, 2009. Cash used in financing activities included payment in full of the $5.7 million outstanding on the Company’s credit facility at December 31, 2009, as well as all amounts drawn on the Company’s credit facility during 2010. We also paid in full our term loan, which had an outstanding balance of $4.5 million at December 31, 2009. Cash used in financing activities also includes $1.7 million of contingent consideration paid in 2010 related to one of the Company’s 2008 acquisitions. Cash distributions to noncontrolling interests increased $1.7 million during the year ending December 31, 2010 compared to the year ending December 31, 2009.

Days sales outstanding (“DSO”) for the year ended December 31, 2010 was 46 days compared to 51 days for the same period in 2009.

Indebtedness

At December 31, 2010, the Company had no debt outstanding. The Company’s term note with Capital One, National Association (“Capital One”) was paid in full in the fourth quarter of 2010. There were no amounts outstanding under the Company’s Credit Facility as of December 31, 2010.

Long-term indebtedness at December 31, 2009, was $10.2 million, including the current portion of $387,000. At December 31, 2009, long-term debt included $5.7 million outstanding on our Credit Facility.

Credit Facility

On October 12, 2010, the Company entered into a Second and Amended Restated Credit Agreement (“Credit Facility”) with Capital One and JP Morgan Chase Bank, N.A. The Credit Facility is unsecured and provides for a maximum aggregate principal borrowing of $75.0 million (with a letter of credit sub-limit equal to $5.0 million). The Credit Facility is scheduled to expire on October 12, 2013. The annual facility fee is 0.50% of the total availability. An additional fee of 0.375% is charged for any unused amounts.

The Company paid $842,000 of credit fees on the Credit Facility during 2010. Included in this amount is $620,000 related to the renewal of the Credit Facility. The Company issued letters of credit as collateral on its workers’ compensation insurance. At December 31, 2010 and 2009, outstanding letters of credit under this program were $2.9 million and $700,000, respectively.

The interest rate for borrowings under the Credit Facility is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin as set forth below:

Leverage Ration	Eurodollar Margin	Base Rate Margin
< 1.00:1.00	2.25%	1.00%
≥ 1.00:1.00 < 1.50:100	2.50%	1.25%
≥ 1.50:1.00 < 2.00:1.00	2.75%	1.50%

The Company’s Credit Facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to the Company’s business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the Credit Facility, the Company is also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth, leverage and minimum asset coverage ratios. At December 31, 2010, the Company was in compliance with all covenants and we expect to be in compliance with all covenants throughout 2011.

The Company’s Credit Facility also contains customary events of default, including bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving the Company or any subsidiary guarantor, and the failure to comply with certain covenants.

Long-Term Debt

In November 2010, the Company paid its term note with Capital One in full. The note had an original amount of $5.1 million and was used to purchase the Company’s 1999 Cessna 560 aircraft. The aircraft served as collateral for the term note, which was payable in 83 monthly installments of principal plus interest followed by one balloon installment on February 6, 2015 of $2.7 million. The term note’s interest was the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9%. There were no penalties for early payment of the note.

Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2010:

	Payment due by period
Contractual Cash Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Total contractual cash obligations (Operating leases)	$31,230	$12,233	$13,809	$4,874	$314

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	2010	2009	2008
Wholly owned subsidiaries	51.0%	44.6%	46.6%
Equity joint ventures	45.2	51.4	49.6
License leasing arrangements	2.5	2.5	2.1
Management services	1.3	1.5	1.7

	100.0%	100.0%	100.0%

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

The following table sets forth the percentage of net service revenue earned by category of payor for the years ending December 31:

	2010	2009	2008
Payor:
Medicare	80.1%	81.7%	83.2%
Medicaid	3.2	3.5	4.6
Other	16.7	14.8	12.2

	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment was as follows for the years ending December 31:

	2010	2009	2008
Home-based services	88.0%	88.2%	85.2%
Facility-based services	12.0	11.8	14.8

	100.0%	100.0%	100.0%

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

Final payments from Medicare may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required in the population base. Management estimates the impact of these payment adjustments based on historical experience and records this estimate during the period the services are rendered. The Company’s payment is also adjusted for geographic wage differences. In calculating the Company’s reported net service revenue from home nursing services, the Company adjusts the prospective Medicare payments by an estimate of the adjustments. The adjustments are calculated using a historical average of prior adjustments.

Hospice Services. The Company is paid by Medicare under a per diem payment system. The Company receives one of four predetermined daily or hourly rates based upon the level of care the Company furnished. The Company records net service revenue from hospice services based on the daily or hourly rate and recognizes revenue as hospice services are provided.

Hospice payments are also subject to an inpatient cap and an overall payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors our limits on a provider-by-provider basis. The Company has not received notification that any of our hospices have exceeded the cap on inpatient care services or overall payments during 2009 or 2010 to date.

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

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. Because Medicare is the Company’s primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent 65.8% and 69.3% of our patient accounts receivable at December 31, 2010 and December 31, 2009, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

At December 31, 2010, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 10.9%, or $9.8 million, compared to 9.9%, or $8.3 million, at December 31, 2009.

The following table sets forth, as of December 31, 2010, the aging of accounts receivable (based on the billing date) and the total, expressed as a percentage of the related aged accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$47,864	6,247	3,174	1,853	59,138
Medicaid	2,615	714	811	1,358	5,498
Other	14,712	5,220	3,724	1,532	25,188

Total	$65,191	$12,181	$7,709	$4,743	89,824

Allowance as a percentage of receivables	3.4%	10.7%	27.2%	87.0%	10.9%

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

The following table sets forth as of December 31, 2009, the aging of accounts receivable (based on the billing date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$40,228	$9,404	$6,853	$1,238	$57,723
Medicaid	1,871	767	942	1,157	4,737
Other	14,208	3,361	2,576	690	20,835

Total	$56,307	$13,532	$10,371	$3,085	$83,295

Allowance as a percentage of receivables	3.1%	8.8%	23.3%	95.2%	9.9%

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

	Beginning of Year Balance	Additions and Expenses	Deductions	End of Year Balance
Year ended December 31:
2010	$8,262	$7,607	$6,100	$9,769
2009	9,976	4,724	6,438	8,262
2008	8,953	12,463	11,440	9,976

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

The Company estimates the fair value of its identified reporting units using the discounted cash flow method and the market multiple analysis method. These valuations require management to make estimates and assumptions regarding industry economic factors and the profitability of future business strategies. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. For each of the reporting units, the estimated fair value is determined based on a formula that considers 50% of the estimated value based on a multiple of earnings before interest, taxes, depreciation and amortization plus 50% of the estimated value using recent sales of comparable facilities. A change in the weight assigned to each methodology would not have changed the conclusion that no impairment charge is necessary during the year ending December 31, 2010. The Company has not recognized goodwill impairment charges in 2010, 2009 or 2008.

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

The Company also has indefinite-lived assets that are not subject to amortization expense such as trade names certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that trade names, certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need, licenses and use these trade names indefinitely. The Company performs an annual impairment test on the trade names using the relief-from royalty method. Under this method, the fair value of the intangible asset is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for its use for the remainder of its estimated useful lives. The certificates of need and licenses are tested annually for impairment using the cost approach. Under this method, assumptions are made about the cost to replace the certificates of need.

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

Recent Accounting Pronouncements

In 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that amends the evaluation criteria used to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The Company adopted the guidance as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In August 2010, the FASB issued new accounting guidance which changes the presentation of insurance claims and related insurance recoveries. The guidance clarifies that insurance recoveries on medical malpractice claims and other similar contingent liabilities should not be presented net of the related claim liability. The new guidance is effective for the Company on January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In December 2010, the FASB issued new accounting guidance related to the Disclosure of Supplementary Pro Forma Information for Business Combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective for the Company January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2010, we had $288,000 in cash. Cash in excess of requirements are deposited in highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, we would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. At times, the Company’s cash in banks exceeds the Federal Insurance Deposit Corporation (“FDIC”) insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

Our exposure to market risk relates to changes in interest rates for borrowings under the Credit Facility we amended and restated on October 13, 2010. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the Credit Facility would have increased interest expense by $2,000 for the year ended December 31, 2010.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and financial statement schedules in Part IV, Item 15 of this Annual Report on Form 10-K are incorporated by reference into this Item 8.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s testing and evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The attestation report of KPMG, the independent registered public accounting firm, is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the Company’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LHC Group, Inc.

We have audited LHC Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LHC Group, Inc.’s (the Company) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LHC Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LHC Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2010, and our report dated March 10, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana March 10, 2011

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors and executive officers is incorporated by reference from the information contained under the headings “Directors and Executive Officers” and “Corporate Governance” in our definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders.

The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Directors and Executive Officers” in the definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders.

The information required by this Item with respect to corporate governance is incorporated by reference from the information contained under the heading “The Board of Directors and Corporate Governance” in the definitive Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders.

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

The information required by this Item is incorporated by reference from the section entitled “Executive Compensation” in the definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Price of Outstanding Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column )
Equity compensation plans approved by Stockholders:	15,000	$16.88	1,480,000
Equity compensation plans not approved by Stockholders:	—	—	—

Total	15,000	$16.88	1,480,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the section entitled “Principal Accounting Fees and Services” in the definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders.

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

(3) Exhibits

The Exhibits are listed in the Index of Exhibits required by Item 601 of Regulation S-K included herewith, which is incorporated by reference

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LHC Group, Inc.:

We have audited the accompanying consolidated balance sheets of LHC Group, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in three year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LHC Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in three year period ended December 31, 2010 , in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LHC Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of the LHC Group, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Baton Rouge, Louisiana

March 10, 2011

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash	$288	$394
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $9,769 and $8,262, respectively	80,055	75,033
Other receivables	5,094	3,850
Amounts due from governmental entities	429	1,184

Total receivables, net	85,578	80,067
Deferred income taxes	5,941	4,370
Prepaid income taxes	5,326	3,131
Prepaid expenses and other current assets	10,015	8,798

Total current assets	107,148	96,760
Property, building and equipment, net of accumulated depreciation of $15,329 and $15,030	26,862	21,361
Goodwill	157,338	139,474
Intangible assets, net of accumulated amortization of $1,499 and $747	54,051	46,851
Advance payment on acquisitions	6,947	1,209
Other assets	4,959	1,960

Total assets	$357,305	$307,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$21,017	$22,255
Salaries, wages and benefits payable	27,289	22,521
Amounts due to governmental entities	3,159	3,208
Current portion of long-term debt	—	387

Total current liabilities	51,465	48,371
Deferred income taxes	16,817	12,475
Revolving Credit Facility	—	5,723
Long-term debt, less current portion	—	4,096
Other long-term obligations	—	1,567

Total liabilities	68,282	72,232
Noncontrolling interest-redeemable	13,535	13,823
Stockholders’ equity:
Common stock—$0.01 par value: 40,000,000 shares authorized; 21,180,286 and 20,967,418 shares issued and 18,172,022 and 17,990,685 shares outstanding, respectively	181	179
Treasury stock—3,008,264 and 2,976,733 shares at cost, respectively	(4,453)	(3,513)
Additional paid-in capital	91,017	86,310
Retained earnings	186,996	138,196

Total LHC Group, Inc. stockholders’ equity	273,741	221,172
Noncontrolling interest—non-redeemable	1,747	388

Total equity	275,488	221,560

Total liabilities and stockholders’ equity	$357,305	$307,615

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

	For the Year Ended of December 31,
	2010	2009	2008
Net service revenue	$635,031	$531,980	$382,591
Cost of service revenue	329,985	270,515	186,254

Gross margin	305,046	261,465	196,337
Provision for bad debts	7,607	4,724	11,771
General and administrative expenses	201,837	171,695	124,074

Operating income	95,602	85,046	60,492
Interest expense	(134)	(142)	(458)
Gain (loss) on the sale of assets and entities	(7)	(22)	967
Non-operating (loss) income	812	(239)	461

Income from continuing operations before income taxes and noncontrolling interest	96,273	84,643	61,462
Income tax expense	31,727	26,743	18,808

Income from continuing operations	64,546	57,900	42,654
Loss from discontinued operations (net of income tax benefit of $55 and $190, respectively)	—	(86)	(776)

Net income	64,546	57,814	41,878
Less net income attributable to noncontrolling interest	15,787	13,973	11,676

Net income attributable to LHC Group, Inc.	48,759	43,841	30,202
Redeemable noncontrolling interests	41	45	31

Net income available to LHC Group, Inc.’s common stockholders	$48,800	$43,886	$30,233

Earnings per share—basic:
Income from continuing operations attributable to LHC Group, Inc.	$2.69	$2.44	$1.73
Loss from discontinued operations attributable to LHC Group, Inc.	—	—	(0.04)

Net income attributable to LHC Group, Inc.	2.69	2.44	1.69
Redeemable noncontrolling interest	—	—	—

Net income attributable to LHC Group, Inc.’s common stockholders	$2.69	$2.44	$1.69

Earnings per share—diluted:
Income from continuing operations attributable to LHC Group, Inc.	$2.68	$2.43	$1.73
Loss from discontinued operations attributable to LHC Group, Inc.	—	—	(0.04)

Net income attributable to LHC Group, Inc.	2.68	2.43	1.69
Redeemable noncontrolling interest	—	—	—

Net income attributable to LHC Group, Inc.’s common stockholders	$2.68	$2.43	$1.69

Weighted average shares outstanding:
Basic	18,119,183	17,960,376	17,855,634
Diluted	18,226,091	18,069,897	17,899,087

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except share data)

	LHC Group, Inc.
	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest - Non- redeemable	Total Equity	Non- Controlling Interest - Redeemable	Net Income
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2007	$177	20,725,713	$(2,866)	2,950,429	$81,983	$64,077	$473	$143,844	$2,915

Net income	—	—	—	—	—	30,202	1,463	31,665	10,213	41,878

Noncontrolling interest distributions	—	—	—	—	—	—	(1,495)	(1,495)	(8,307)
Purchase of additional noncontrolling interest	—	—	—	—	—	—	—	—	1,861
Issuance of common stock to joint venture partners in exchange for a portion of their minority ownership	1	51,736	—	—	1,033	—	—	1,034	—
Nonvested stock compensation	—	—	—	—	1,935	—	—	1,935	—
Issuance of vested restricted stock	—	53,026	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(206)	7,202	—	—	—	(206)	—
Tax shortfall from issuance of vesting stock	—	—	—	—	(39)	—	—	(39)	—
Issuance of common stock under Employee Stock Purchase Plan	1	22,988	—	—	492	—	—	493	—
Recording noncontrolling interest in joint venture at redemption value	—	—	—	—	—	31	—	31	—

Balances at December 31, 2008	$179	20,853,463	$(3,072)	2,957,631	$85,404	$94,310	$441	$177,262	$6,682

Net income	—	—	—	—	—	43,841	1,554	45,395	12,419	57,814

Transfer of noncontrolling interest	—	—	—	—	181	—	—	181	1,228
Purchase of additional controlling interest	—	—	—	—	(2,286)	—	—	(2,286)	—
Acquired noncontrolling interest	—	—	—	—	—	—	—	—	5,858
Noncontrolling interest distributions	—	—	—	—	—	—	(1,607)	(1,607)	(12,364)
Nonvested stock compensation	—	—	—	—	2,393	—	—	2,393	—
Issuance of vested restricted stock	—	89,163	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(441)	19,102	—	—	—	(441)	—
Issuance of common stock under Employee Stock Purchase Plan	—	24,792	—	—	618	—	—	618	—
Recording noncontrolling interest in joint venture at redemption value	—	—	—	—	—	45	—	45	—

Balances at December 31, 2009	$179	20,967,418	$(3,513)	2,976,733	$86,310	$138,196	$388	$221,560	$13,823

Net income	—	—	—	—	—	48,759	1,824	50,583	13,963	64,546

Transfer of noncontrolling interest	—	—	—	—	—	—	684	684	(684)
Purchase of additional controlling interest	—	—	—	—	(1,914)	—	—	(1,914)	—
Acquired noncontrolling interest	—	—	—	—	—	—	612	612	338
Noncontrolling interest distributions	—	—	—	—	—	—	(1,761)	(1,761)	(13,905)
Stock issued for acquisitions	2	50,150	—	—	1,548	—	—	1,550	—
Stock option exercise	—	4,000	—	—	91	—	—	91	—
Nonvested stock compensation	—	—	—	—	3,742	—	—	3,742	—
Issuance of vested restricted stock	—	130,211	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(940)	31,531	—	—	—	(940)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	459	—	—	459	—
Issuance of common stock under Employee Stock Purchase Plan	—	28,508	—	—	781	—	—	781	—
Recording noncontrolling interest in joint venture at redemption value	—	—	—	—	—	41	—	41	—

Balances at December 31, 2010	$181	21,180,286	$(4,453)	3,008,264	$91,017	$186,996	$1,747	$275,488	$13,535

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended December 31,
	2010	2009	2008
Operating activities
Net income	$64,546	$57,814	$41,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,496	4,831	3,740
Provision for bad debts	7,607	4,724	12,463
Stock based compensation expense	3,742	2,393	1,935
Deferred income taxes	2,771	4,646	462
Loss on impairment of intangible assets	—	542	—
Gain on sale of assets and partial sale of entity	—	—	(967)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(16,195)	(19,278)	(597)
Prepaid expenses, other assets	(4,513)	(4,747)	4,155
Accounts payable and accrued expenses	5,777	(168)	20,549
Net amounts due from governmental entities	706	(1,565)	1,886

Net cash provided by operating activities	71,937	49,192	85,504

Investing activities
Cash paid for acquisitions, primarily goodwill, intangible assets and advance payment on acquisitions	(31,747)	(33,427)	(69,898)
Purchases of property, building and equipment	(11,586)	(8,236)	(8,550)
Proceeds from sale of property and equipment	—	—	3,094
Purchase of certificate of deposit	—	—	(522)

Net cash used in investing activities	(43,333)	(41,663)	(75,876)

Financing activities
Proceeds from line of credit	9,023	69,206	32,850
Payments on line of credit	(14,746)	(63,483)	(32,850)
Principal payments on debt	(4,483)	(508)	(3,339)
Payments on capital leases	(31)	(80)	(101)
Payment of contingent consideration	(1,726)	—	—
Excess tax benefits from vesting of restricted stock	476	121	91
Proceeds from issuance of common stock under ESPP	781	618	493
Proceeds from exercise of stock options	74	—	—
Noncontrolling interest distributions	(15,666)	(13,971)	(9,391)
Purchase of additional controlling interest	(1,914)	(2,286)	—
Payment of deferred financing fees	(498)	(263)	(75)
Proceeds from debt issuance	—	—	5,050

Net cash used in financing activities	(28,710)	(10,646)	(7,272)

Change in cash	(106)	(3,117)	2,356
Cash at beginning of period	394	3,511	1,155

Cash at end of period	$288	$394	$3,511

Supplemental disclosures of cash flow information
Interest paid	$134	$142	$456

Income taxes paid	$30,605	$35,869	$8,937

Supplemental disclosure of non-cash transactions:

2010 non-cash transactions. During 2010, the Company acquired a majority ownership in six entities and recorded $950,000 of noncontrolling interest related to the acquisitions.

During 2010, the Company issued 29,988 shares of the Company’s common stock, valued at $950,000, as settlement of contingent consideration on one of the Company’s 2008 acquisitions. The shares were contingent upon the acquired company achieving certain financial measurements in the year after acquisition. The acquired company achieved the financial measurements and, therefore, the Company remitted the remaining contingent consideration to the seller.

The Company also issued 20,162 shares, valued at $600,000, during 2010 as consideration for one of the Company’s 2010 acquisitions.

2009 non-cash transactions. In February 2009, the Company acquired a 75% interest in Southeast Louisiana HomeCare, LLC in exchange for $7.5 million of cash and a noncontrolling interest in three of the Company’s home health agencies. Also, during 2009, the Company acquired a majority ownership in 11 entities and recorded $7.1 million of noncontrolling interest related to the acquisitions.

2008 non-cash transactions. During the year ended December 31, 2008, the Company issued common stock valued at $1.0 million to several joint venture partners upon the acquisition of a portion of their noncontrolling interest. Also, in October 2008, the Company sold a minority ownership interest in two of its entities as consideration to purchase a majority ownership in an entity. The Company recognized a gain of $624,000 on the partial acquisition.

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices and facility-based services, primarily through long-term acute care hospitals. The Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, currently operates in Alabama, Arkansas, Florida, Georgia, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, West Virginia and Washington.

2. Summary of Significant Accounting Policies

Reclassifications

A reclassification has been made to the 2009 financial information to conform to the 2010 presentation. The reclassification includes $1.3 million to Accounts payable and other accrued liabilities from Patient accounts receivable, related to overpayments on commercial patient balances. The amounts will be repaid to the commercial payors.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity for the periods presented:

	2010	2009	2008
Wholly owned subsidiaries	51.0%	44.6%	46.6%
Equity joint ventures	45.2	51.4	49.6
License leasing arrangements	2.5	2.5	2.1
Management services	1.3	1.5	1.7

	100.0%	100.0%	100.0%

All significant inter-company accounts and transactions have been eliminated in consolidation. Business combinations accounted for as purchases have been included in the consolidated financial statements from the respective dates of acquisition.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the percentage of net service revenue earned by category of payor for the years ending December 31:

	2010	2009	2008
Payor:
Medicare	80.1%	81.7%	83.2%
Medicaid	3.2	3.5	4.6
Other	16.7	14.8	12.2

	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment was as follows for the years ending December 31:

	2010	2009	2008
Home-based services	88.0%	88.2%	85.2%
Facility-based services	12.0	11.8	14.8

	100.0%	100.0%	100.0%

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Final payments from Medicare may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required in the population base. Management estimates the impact of these payment adjustments based on historical experience and records this estimate during the period the services are rendered. The Company’s payment is also adjusted for geographic wage differences. In calculating the Company’s reported net service revenue from home nursing services, the Company adjusts the prospective Medicare payments by an estimate of the adjustments. The adjustments are calculated using a historical average of prior adjustments.

Hospice Services. The Company is paid by Medicare under a per diem payment system. The Company receives one of four predetermined daily or hourly rates based upon the level of care the Company furnished. The Company records net service revenue from hospice services based on the daily or hourly rate and recognizes revenue as hospice services are provided.

Hospice payments are also subject to an inpatient cap and an overall payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors our limits on a provider-by-provider basis. The Company has not received notification that any of our hospices have exceeded the cap on inpatient care services or overall payments during 2009 or 2010 to date.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. Because Medicare is the Company’s primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent 65.8% and 69.3% of our patient accounts receivable at December 31, 2010 and December 31, 2009, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combination

The Company accounts for business combinations using the acquisition method. The assets acquired consist primarily of a Medicare license, certificate of need and/or a noncompete agreement. The assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. The noncontrolling interest associated with joint venture acquisitions is also measured and recorded at fair value as of the acquisition date. The residual purchase price is recorded as goodwill. The operations of the acquisitions are included in the consolidated financial statements from their respective dates of acquisition.

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

The Company estimates the fair value of its identified reporting units using the discounted cash flow method and the market multiple analysis method. These valuations require management to make estimates and assumptions regarding industry economic factors and the profitability of future business strategies. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. For each of the reporting units, the estimated fair value is determined based on a formula that considers 50% of the estimated value based on a multiple of earnings before interest, taxes, depreciation and amortization plus 50% of the estimated value using recent sales of comparable facilities. A change in the weight assigned to each methodology would not have changed the conclusion that no impairment charge is necessary during the year ending December 31, 2010. The Company has not recognized goodwill impairment charges in 2010, 2009 or 2008.

Included in intangible assets, net, are definite-lived assets subject to amortization such as non-compete agreements. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets.

The Company also has indefinite-lived assets that are not subject to amortization expense such as trade names certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that trade names, certificates of need and licenses have indefinite lives, as management has determined that there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need, licenses and use these trade names indefinitely. The Company performs an annual impairment test on the trade names using the relief-from royalty method. Under this method, the fair value of the intangible asset is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for its use for the remainder of its estimated useful lives. The certificates of need and licenses are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to/from Governmental Entities

The Company’s LTACHs are reimbursed for certain activities based on tentative rates. The amounts recorded in due to/from governmental entities on the Company’s consolidated balance sheets relate to settled and open cost reports that are subject to the completion of audits and the issuance of final assessments. Final reimbursement is determined based on submission of annual cost reports and audits by the fiscal intermediary. Adjustments are accrued on an estimated basis in the period the related services were rendered and further adjusted as final settlements are determined. These adjustments are accounted for as changes in estimates. There have been no significant changes in estimates during the years ended December 31, 2010 and 2009.

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

Property, building and equipment is reviewed whenever events or changes in circumstances occur that indicate possible impairment. There were no impairments recognized during the periods ended December 31, 2010, 2009 or 2008.

The following table describes the Company’s components of property, building and equipment:

	December 31,
	2010	2009
	(In thousands)
Land	$818	$667
Building and improvements	3,889	4,385
Transportation equipment and major moveables	5,589	5,697
Furniture and other equipment	31,895	25,643

	42,191	36,392
Less accumulated depreciation	15,329	15,031

	$26,862	$21,361

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $6.7 million, $4.8 million and $3.7 million, respectively. The Company writes off assets that are fully depreciated and no longer in use.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth shares used in the computation of basic and diluted per share information for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Weighted average number of shares outstanding for basic per share calculation	18,119,183	17,960,376	17,855,634
Effect of dilutive potential shares:
Options	5,368	6,158	5,705
Nonvested restricted stock	101,540	74,320	37,748
Contingent shares	—	29,043	—

Adjusted weighted average shares for diluted per share calculation	18,226,091	18,069,897	17,899,087

Antidilutive shares	153,290	17,271	49,966

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

In August 2010, the FASB issued new accounting guidance which changes the presentation of insurance claims and related insurance recoveries. The guidance clarifies that insurance recoveries on medical malpractice claims and other similar contingent liabilities should not be presented net of the related claim liability. The new guidance is effective for the Company on January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In December 2010, the FASB issued new accounting guidance related to the Disclosure of Supplementary Pro Forma Information for Business Combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective for the Company January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

3. Acquisitions and Disposals

Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired twelve home health entities, two hospices and one LTACH entity during the twelve months ended December 31, 2010. As a result of the acquisitions, the Company maintains an ownership interest in the entities set forth below.

Acquired Entity	Ownership Percentage	State of Operations	Acquisition Date
Preston Memorial HomeCare, LLC	75%	West Virginia	January 1, 2010
Access Hospice, LLC	100%	Missouri	January 1, 2010
HMC Home Health, LLC	75%	Tennessee	February 1, 2010
Northwest Georgia Home Health, LLC	100%	Georgia	March 1, 2010
Salem Homecare, LLC	100%	Oregon	April 1, 2010
Specialty Care Hospital of Monroe, LLC	100%	Louisiana	June 25, 2010
LHCG XVII, LLC	100%	Idaho	July 1, 2010
Baptist Home Health, LLC	75%	Alabama	July 1, 2010
Craig General Home Health, LLC	75%	Oklahoma	August 1, 2010
LHCG XVIII, LLC	75%	Alabama	August 16, 2010
LHCG XX, LLC	100%	Kentucky	September 1, 2010
Lifeline Rockcastle Home Health, LLC	75%	Kentucky	November 1, 2010
LHCG XXI, LLC	100%	Idaho	November 1, 2010
Lifeline HomeCare of Salem, LLC	100%	Kentucky	November 1, 2010

Each of the acquisitions was accounted for under the acquisition method of accounting, and accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition.

2010 Acquisitions

Home-Based

The total purchase price of home-based acquisitions was $18.4 million, which was paid primarily in cash. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.

The Company recognized goodwill of $11.2 million, including $663,000 of goodwill attributable to noncontrolling interests, related to acquisitions made in 2010. The Company expects its portion of goodwill to be fully tax deductible.

During 2010, the Company purchased certain noncontrolling interest holders assigned interests in one of the Company’s joint ventures, resulting in cash payments of $1.9 million and a decrease in additional paid in capital of $1.9 million.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 30, 2010, the Company paid $6.9 million in cash for three acquisitions with January 1, 2011 acquisition dates. Control was not assumed until January 1, 2011; therefore, the $6.9 million cash payments are recorded as advance payment on acquisitions at December 31, 2010.

One of the Company’s 2009 acquisitions provided for up to $2.5 million in contingent consideration to be paid to the seller if certain financial measurements are achieved. The fair value of the contingent consideration recognized on the acquisition date was $1.7 million. The fair value of the contingent consideration was estimated using the income approach based on financial projections of the acquired company. The projected cash flows were discounted using a discount rate of LIBOR plus 100 basis points, which the Company believes is appropriate and is representative of a market participant assumption. During the fourth quarter of 2010, the Company paid $1.7 million to satisfy the contingent consideration obligation.

Facility-Based

The total purchase price of the facility-based acquisitions was $7.2 million, which was paid primarily in cash. The purchase price was determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.

The Company recognized goodwill of $6.0 million related to the acquisitions, which is fully tax deductible.

During 2010, certain noncontrolling interest holders redeemed their interest in one of the Company’s joint ventures, resulting in a cash payment of approximately $36,000. In connection with the partial redemption, the Company decreased noncontrolling interest redeemable by approximately $41,000 and increased retained earnings by the same amount, representing the fair value at December 31, 2009 of the shares converted during the first quarter of 2010. Simultaneously, the Company recorded goodwill of $36,000, which is not deductible for income tax purposes, to represent the value of the noncontrolling interest redeemed. As of December 31, 2010, all noncontrolling interest associated with this joint venture had been redeemed.

The following table summarizes the consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired (all amounts are in thousands).

Consideration
Cash	$24,762
Stock issuance (20,162 shares)	600
Working capital	226

Fair value of total consideration transferred	$25,588

Acquisition-related costs (included in general and administrative expenses)	$414

Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	$5,163
Certificate of need/license	1,674
Other identifiable intangible assets	1,214
Other assets	659

Total identifiable assets	$8,710

Noncontrolling interest	$950
Goodwill, including noncontrolling interest of $663,000	$17,828

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trade names, certificates of need and licenses are indefinite-lived assets and, therefore, not subject to amortization. The other identifiable assets include non-compete agreements that are amortized over the life of the agreements, ranging from two to five years. The fair value of the acquired intangible assets is preliminary pending the final valuations of those assets.

The acquisitions during the year, individually, were immaterial to the Company’s consolidated financial statements; however, when aggregated, total acquisitions were material. The following table contains unaudited pro forma consolidated income statement information assuming the acquisitions closed January 1, 2009 for 2010 acquisitions (amount in thousands):

	2010	2009
Net service revenue	$651,323	$570,995
Operating income	95,208	83,060
Net income	48,521	42,698
Basic earnings per share	2.68	2.38
Diluted earnings per share	2.66	2.36

The pro forma disclosure in the table above includes adjustments for depreciation expense, amortization of intangible assets, income tax expense and an estimate of additional costs to provide administrative services for these locations as if the acquisition had occurred on January 1, 2009. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information.

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

In 2008, one of the Company’s acquisitions contained contingent consideration to the seller, a portion of which was to be settled in shares of the Company’s stock one year after the acquisition date. The number of shares to be issued was contingent upon the acquired company achieving certain financial measurements in the year after the acquisition. During the year end December 31, 2009, the Company recorded $1.9 million of additional purchase price related to the contingent consideration as the acquired company achieved the required financial measurements. Of the contingent consideration, $950,000 was paid in cash during 2009. The remaining

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$950,000 was recorded as a liability as of December 31, 2009. In the first quarter of 2010, the Company issued 29,988 shares of the Company’s common stock, valued at $950,000, as settlement of the remaining contingent consideration.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009 Divestitures

In September 2009, the Company sold its outpatient rehabilitation clinic, generating a loss of $22,000 which was part of the Facility-Based services. The results of operations related to the clinic are included in discontinued operations in the Company’s condensed consolidated statement of income for the years ended December 31, 2009 and 2008. There was no operating activity related to the outpatient rehabilitation clinic after it was sold.

The following table provides financial results of discontinued operations for the years ending December 31, 2009 and 2008 (amounts in thousands):

	2009	2008
Net service revenue	$402	$756
Costs of services and general and administrative expenses	(543)	(1,722)

Income (Loss) from discontinued operations before income taxes	(141)	(966)
Income tax benefit	55	190
Loss from discontinued operations net of income tax benefit	(86)	(776)

Less loss from discontinued operations attributable to noncontrolling interest	—	(123)

Income (Loss) from discontinued operations attributable to LHC Group Inc.’s common stockholders	$(86)	$(653)

4. Goodwill and Other Intangibles, Net

The following table summarizes the changes in goodwill by segment:

	2010	2009
	(In Thousands)
Home-based services segment:
Balances at beginning of period	$133,909	$107,108
Goodwill from acquisitions	11,175	18,735
Goodwill related to noncontrolling interest	663	3,248
Deferred tax liability on 2008 acquisitions	—	2,700
Consideration settlement of 2008 acquisition	—	2,772
2008 acquisition adjustment	—	(654)

Home-based balance at end of period	145,747	133,909

Facility-based services segment:
Balances at beginning of period	$5,565	$5,464
Goodwill from acquisitions	5,990	64
Goodwill related to noncontrolling interest	—	22
Goodwill acquired during the period from redemption of noncontrolling interest	— 36	— 15

Facility-based balance at end of period	11,591	5,565

Consolidated balance at end of period	$157,338	$139,474

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, the Company purchased two home health agency provider numbers in Ohio for $542,000 and obtained approval from the State of Ohio to move the provider numbers to a new service area. In February 2009, the Centers for Medicare and Medicaid Services (“CMS”) denied the Company’s change of ownership for the provider numbers because the agency locations were moved outside of the allowed service area. Although the Company has re-applied for and received the new provider numbers for these home health agencies, the purchased provider numbers no longer have value. Therefore, the Company has recognized a $542,000 impairment expense on the home-based segment in other non-operating (loss) income on the Company’s consolidated statements of income for the year ended December 31, 2009.

The following table summarizes the changes in intangible assets during the twelve months ended December 31, 2010 (amounts in thousands):

	Trade Names	License and Certificates of Need	Other Intangibles	Total
Balance at December 31, 2009	$40,305	$5,533	$1,013	$46,851
Additions	5,163	1,674	1,214	8,051
Amortization	(99)	—	(752)	(851)

Balance at December 31, 2010	$45,369	$7,207	$1,475	$54,051

Intangible assets of $52.1 million, net of accumulated amortization, related to the home-based services segment and $2.0 million, net of accumulated amortization, related to the facility-based services segment as of December 31, 2010. During 2010, the Company amortized $99,000 related to a trade name purchased as a defensive asset.

5. Income Taxes

The Company accounts for income taxes using the liability method. Under the liability method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	2010	2009
	(In Thousands)
Deferred tax assets:
Allowance for uncollectible accounts	$3,125	$2,746
Accrued employee benefits	2,633	2,293
Stock compensation	1,176	897
Accrued self-insurance	1,855	1,185
Acquisition costs	526	372
Net operating loss carry forward	583	652
Valuation allowance	(477)	(652)
Dividend received deduction	30	—
Intangible asset impairment	71	—
Book losses not deductible for taxes	—	76

Deferred tax assets	$9,522	$7,569

Deferred tax liabilities:
Amortization of intangible assets	(13,518)	(10,247)
Tax depreciation in excess of book depreciation	(4,811)	(3,005)
Prepaid expenses	(721)	(866)
Non-accrual experience accounting method	(968)	(918)
Conversion from cash basis accounting	(380)	(638)

Deferred tax liabilities	(20,398)	(15,674)

Net deferred tax liability	$(10,876)	$(8,105)

Based on the Company’s historical pattern of taxable income, the Company believes it will produce sufficient income in the future to realize its deferred income tax assets. Management provides a valuation allowance for any net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered. Management established a valuation allowance during purchase accounting related to the tax net operating losses acquired in one the Company’s stock acquisitions. The acquired Company had state tax net operating losses of approximately $65.5 million which will fully expire by 2029.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s income tax expense from continuing operations, less noncontrolling interest, were as follows:

	2010	2009	2008
	(In Thousands)
Current:
Federal	$24,811	$19,026	$15,928
State	4,145	3,071	2,418

	28,956	22,097	18,346
Deferred:
Federal	2,520	4,001	401
State	251	645	61

	2,771	4,646	462

Total provision for income taxes	$31,727	$26,743	$18,808

A reconciliation of the differences between income taxes expense on Net income attributable to LHC Group, Inc., computed at the federal statutory rate and provisions for income taxes for each period is as follows:

	2010	2009	2008
	(In Thousands)
Income taxes computed at federal statutory tax rate	$28,170	$24,734	$17,270
State income taxes, net of federal benefit	2,984	2,480	1,730
Valuation allowance reduction	(193)	(689)	—
Nondeductible expenses	766	743	326
Work Opportunity Act tax credit	—	(525)	(518)

Total provision for income taxes	$31,727	$26,743	$18,808

As of December 31, 2010, the Company has no unrecognized tax benefits. The Company recognizes interest and penalties related to uncertain tax positions, if applicable, in interest expense and general and administrative expenses, respectively. During the years ended December 31, 2010, 2009 and 2008, the Company did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability of interest or penalty payments related to uncertain tax positions.

The Company is subject to both federal and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2007.

6. Credit Arrangements

Long-Term Debt

In November 2010, the Company paid its term note with Capital One, National Association (“Capital One”) in full. The note had an original amount of $5.1 million and was used to purchase the Company’s 1999 Cessna 560 aircraft. The aircraft served as collateral for the term note, which was payable in 83 monthly installments of principal plus interest followed by one balloon installment of $2.7 million on February 6, 2015. The term note’s interest was the LIBOR Rate (adjusted monthly) plus the Applicable Margin of 1.9%. There were no penalties for early payment of the note.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt as of December 31, 2009 consisted of the following:

December 31, 2009
(in thousands)
Due in monthly installments of $28,056 through February 2015 at LIBOR plus 1.90% (2.14% at December 31,2009) plus a balloon payment of $2.7 million	$4,433
Due in August 2010 at 6.25%	50

4,483
Less current portion of long-term debt	387

$4,096

Credit Facility

On October 12, 2010, the Company entered into a Second and Amended Restated Credit Agreement (“Credit Facility”). The Credit Facility is unsecured and provides for a maximum aggregate principal borrowing of $75.0 million (with a letter of credit sub-limit equal to $5.0 million). The Credit Facility is scheduled to expire on October 12, 2013. The annual facility fee is 0.50% of the total availability. An additional fee of 0.375% is charged for any unused amounts. The interest rate for borrowings under the Credit Facility is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin based on the Leverage Ratio as defined in the Credit Facility.

The Company paid $842,000 of credit fees on the Credit Facility during 2010. $620,000 related to the renewal of the Credit Facility. The Company issued letters of credit as collateral on its workers’ compensation insurance. At December 31, 2010 and 2009, outstanding letters of credit under this program were $2.9 million and $700,000, respectively.

The Company’s Credit Facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to the Company’s business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the Credit Facility, the Company is also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth and leverage ratios. At December 31, 2010, the Company believes it was in compliance with all covenants.

The Company’s Credit Facility also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving the Company or any subsidiary guarantor, and the failure to comply with certain covenants.

7. Stockholders’ Equity

During the year ending December 31, 2010, the Company issued 29,988 shares of the Company’s common stock, valued at $950,000, as settlement of contingent consideration on one of the Company’s 2008 acquisitions. The shares were contingent upon the acquired company achieving certain financial measurements in the year after acquisition. The acquired company achieved the financial measurements and, therefore, the Company remitted the contingent consideration to the seller.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also issued 20,162 shares, valued at $600,000 during the year ending December 31, 2010 as consideration for one of the Company’s acquisitions.

In October 2010, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). The Company anticipates that it will finance the Stock Purchase Program with cash from general corporate funds, or draws under the Company’s Credit Facility. The Company may repurchase shares of common stock in open market purchase or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations. As of the date of this report, no amounts have been repurchased under the Stock Repurchase Program.

Equity Based Awards

At the 2010 Annual Meeting, the stockholders of the Company approved the Company’s 2010 Long Term Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. A total of 1,500,000 shares of the Company’s common stock are reserved and available for issuance pursuant to awards granted under the 2010 Incentive Plan. All future awards must be granted under the 2010 Incentive Plan as no further awards are permitted to be granted under the Company’s 2005 Long Term Incentive Plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the compensation committee of the board of directors. The Compensation Committee will determine the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of our common stock as of the date of grant.

In the event of a change of control as defined in the 2010 Incentive Plan, all restricted periods and restrictions imposed on non-performance based restricted stock awards will lapse and outstanding options will become immediately exercisable in full.

Share Based Compensation

Stock Options

The following table represents stock options activity for the year ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	19,000	$17.20	6.0 years	$311,865
Options granted	—	—	—	—
Options exercised	4,000	18.40	—	—
Options forfeited or expired	—	—	—	—
Options outstanding at December 31, 2010	15,000	$16.88	5.0 years	$196,875
Options exercisable at December 31, 2010	15,000	$16.88	5.0 years	$196,875

All options are fully vested and exercisable at December 31, 2010. During the year ending December 31, 2010 4,000 options were exercised with a total intrinsic value of $74,000. There were no options granted during 2010, 2009 or 2008. No compensation expense related to stock option grants was recorded in the years ended December 31, 2010, 2009 or 2008.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-vested Stock

The Company issues stock-based compensation to employees in the form of non-vested stock, which is an award of common stock subject to certain restrictions. The awards, which the Company calls non-vested shares, generally vest over a five year period, conditioned on continued employment for the full incentive period. Compensation expense for the non-vested stock is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the date of grant recognized on a straight-line basis over the requisite service period, which generally relates to the vesting period.

During 2010, 2009 and 2008, respectively, 130,755, 238,028 and 149,095 non-vested shares were granted to employees pursuant to the 2005 Long-Term Incentive Plan. An additional 20,000 non-vested shares were granted to employees pursuant to the 2010 Incentive Plan. All shares granted vest over a five year period.

The Company also issues non-vested stock to its non-employee members of the Company’s Board of Directors. During 2010, 2009 and 2008, respectively, 18,700, 14,000 and 16,100 non-vested shares of stock were granted to the Company’s independent directors under the 2005 Director Compensation Plan. New non-employee directors receive an initial grant of non-vested shares in which one third of these shares vest immediately and the remaining vest over the two year period following the grant date. Additionally, the 2005 Director Compensation Plan provides for annual grants of non-vested shares to non-employee directors in which the full amount of shares vests at the one year anniversary of the grant date.

The fair value of non-vested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of non-vested shares granted during the years ended December 31, 2010, 2009 and 2008 were $30.01, $20.49 and $18.67, respectively.

The following table represents the non-vested stock activity for the year ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at January 1, 2010	466,133	$21.88
Granted	169,455	$30.01
Vested	(130,211)	$27.91
Forfeited	(3,073)	$20.17

Non-vested shares outstanding at December 31, 2010	502,304	$23.79

As of December 31, 2010, there was $8.6 million of total unrecognized compensation cost related to non-vested shares granted. That cost is expected to be recognized over the weighted average period of 2.3 years. The total fair value of shares vested in the years ended December 31, 2010, 2009 and 2008 were $2.8 million, $1.9 million and $1.3 million, respectively. The Company records compensation expense related to non-vested share awards at the grant date for shares that are awarded fully vested and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $3.7 million, $2.4 million and $1.9 million in compensation expense related to non-vested stock grants in the years ended December 31, 2010, 2009 and 2008, respectively.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In 2006, the Company adopted the Employee Stock Purchase Plan allowing eligible employees to purchase the Company’s common stock at 95% of the market price on the last day of each calendar quarter. There were 250,000 shares reserved for the plan. The table below details the shares issued during 2010, 2008 and 2009.

	Number of Shares	Weighted Average Per Share Price
Shares available as of January 1, 2007	226,011
Shares issued in 2008	22,988	$21.39
Shares issued in 2009	24,792	$24.97
Shares issued in 2010	28,508	$28.04

Shares available as of December 31, 2010	149,723

Treasury Stock

In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. The Company redeemed 31,531, 19,102 and 7,202 shares of common stock related to these tax obligations at December 31, 2010, 2009 and 2008, respectively.

Issuance of Common Stock

During 2008, the Company issued 51,736 shares of common stock to purchase an additional ownership percentage in one of its majority-owned hospitals. The stock was valued as of May 14, 2008, the effective date of the acquisition.

8. Leases

In certain instances, state laws may prohibit the sale of a home nursing agency or hospitals may be reluctant to sell their home health agencies. In these instances, the Company, through its wholly owned subsidiaries, enters into a lease agreement for a Medicare and Medicaid license, as well as the associated provider number to provide home health or hospice services. As of December 31, 2010, the Company had four license lease arrangements to operate five home nursing agencies and three hospice agencies.

Two of the leases were entered into in 2007 and expire in 2017. Expense related to these leases was $268,000 in 2010 and $260,000 in 2009. Payments due under these leases are $270,000 in 2011.

Two of the leases were amended during 2010 to extend the lease terms to one year with an automatic renewal clause of four years. Expense related to these leases was $201,690 in 2010 and $215,123 in 2009. The lease payments associated with these leases are based on a percentage of net quarterly profits; therefore, the future payments will vary with the future profits.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company leases office space and equipment at its various locations. Many of the leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will be renewed or, upon making a decision to relocate, replaced by leases for new locations. Operating lease terms range from three to ten years. Rent expense includes insurance, maintenance, and other costs as required by the lease. Total rental expense was approximately $15.0 million in 2010, $13.8 million in 2009 and $10.6 million in 2008. Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

2011	$12,233
2012	8,061
2013	5,748
2014	3,007
2015	1,867
Thereafter	314

$31,230

9. Employee Benefit Plan

Defined Contribution Plan

The Company sponsors a 401(k) plan to all eligible full-time employees. The plan allows participants to contribute up to 15% of their compensation and allows discretionary Company contributions as determined by the Company’s Board of Directors. Effective January 1, 2006, the Company implemented a discretionary match of up to two percent of participating employee contributions. The employer contribution will vest 20% after two years and 20% each additional year until it is fully vested in year six. Contribution expense to the Company was $2.9 million, $2.2 million and $1.4 million in 2010, 2009 and 2008.

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

On July 16, 2010, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) that included a request for documents related to the Company’s participation in the Medicare Home Health Prospective Payment System, as well as the documents and information produced in response to the Senate Finance Committee’s investigation set forth above. The Company produced the documents requested by the initial subpoena and has continued to produce additional documents requested by the SEC as part of its review. The Company cannot predict the outcome or effect of this investigation, if any, on the Company’s business.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 13, 2009, the Company reported an administrative subpoena from the Inspector General of the Office of Personnel Management (“OPM”). OPM is an administrative agency responsible for overseeing the Federal Employees Health Benefit Program (“FEHBP”). Although the subpoena was issued by OPM, the Company learned on July 9, 2009 that the scope of the review is not limited to the FEHBP, but also extends to services provided to Medicare beneficiaries and is accordingly under the jurisdiction of the Office of Inspector General. The Company will continue to cooperate and provide responsive information related to this review.

On April 14, 2009, the Company filed a Current Report on Form 8-K regarding a qui tam lawsuit filed in Tennessee captioned United States of America ex rel Sally Christine Summers v. LHC Group, Inc. which alleged violation of the False Claims Act at a single agency. On June 11, 2009, the Company filed a Current Report on Form 8-K, reporting the district court’s order dismissing the case. As previously reported, the plaintiff appealed the district court’s dismissal, and the appeal was argued in June 2010. On October 4, 2010, the United States Court of Appeals for the Sixth Circuit issued an opinion upholding the district court’s dismissal of the case. On December 21, 2010, the plaintiff filed a Petition for a Writ of Certiorari with the United States Supreme Court. On February 28, 2011, the United States Supreme Court invited the Solicitor General of the United States the opportunity to submit a brief in this case. As this time the Company does not know if the United States Supreme Court will issue a Writ of Certiorari in this matter.

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

Noncontrolling Interest- Redeemable

A majority of the Company’s joint venture agreements include a provision that requires the Company to purchase the noncontrolling partner’s interest upon the occurrence of certain triggering events, such as death or bankruptcy of the partner or the partner’s exclusion from the Medicare or Medicaid programs. These triggering events and the related repurchase provisions are specific to each individual joint venture; if the repurchase provision is triggered in any one joint venture, the remaining joint ventures would not be impacted. Upon the occurrence of a triggering event, the Company would be required to purchase the noncontrolling partner’s interest at either the fair value or the book value at the time of purchase as stated in the agreement. Historically, no triggering event has occurred, and we believe the likelihood of a triggering event occurring is remote. The Company has never been required to repurchase the noncontrolling interest of any of its joint venture partners. According to authoritative guidance, redeemable noncontrolling interests must be reported outside of permanent equity on the consolidated balance sheets in instances where there is a repurchase provision with a triggering event that is outside the control of the Company. The Company had 56 joint venture agreements with these repurchase provisions resulting in total noncontrolling interests—redeemable of $13.5 million and $13.8 million at December 31, 2010 and 2009, respectively.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Segment Information

The Company’s segments consist of (a) home-based services and (b) facility-based services. Home-based services include home nursing services and hospice services. Facility-based services include long-term acute care services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Year Ended December 31, 2010
	Home-Based Services	Facility-Based Services	Total
	(In thousands)
Net service revenue	$558,574	$76,457	$635,031
Cost of service revenue	284,477	45,508	329,985
Provision for bad debts	7,078	529	7,607
General and administrative expenses	182,750	19,087	201,837

Operating income	84,269	11,333	95,602
Interest expense	(116)	(18)	(134)
Non operating income, including gain on sale of assets	746	59	805

Income from continuing operations before income taxes and noncontrolling interest	84,899	11,374	96,273
Income tax expense	28,613	3,114	31,727

Income from continuing operations	56,286	8,260	64,546
Noncontrolling interest	14,170	1,617	15,787

Net income attributable to LHC Group, Inc.	$42,116	$6,643	$48,759

Total assets	$319,447	$37,858	$357,305

	Year Ended December 31, 2009
	Home-Based Services	Facility-Based Services	Total
	(In thousands)
Net service revenue	$469,470	$62,510	$531,980
Cost of service revenue	234,131	36,384	270,515
Provision for bad debts	4,199	525	4,724
General and administrative expenses	155,670	16,025	171,695

Operating income	75,470	9,576	85,046
Interest expense	(126)	(16)	(142)
Non operating (loss) income, including gain on sale of assets	(299)	38	(261)

Income from continuing operations before income taxes and noncontrolling interest	75,045	9,598	84,643
Income tax expense	24,082	2,661	26,743

Income from continuing operations	50,963	6,937	57,900

Loss from discontinued operations		86	86
Noncontrolling interest	12,527	1,446	13,973
Net Income attributable to LHC Group, Inc.	$38,436	$5,405	$43,841

Total assets	$280,798	$26,817	$307,615

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2008
	Home-Based Services	Facility-Based Services	Total
	(In thousands)
Net service revenue	$326,041	$56,550	$382,591
Cost of service revenue	154,376	31,878	186,254
Provision for bad debts	10,208	1,563	11,771
General and administrative expenses	109,917	14,157	124,074

Operating income	51,540	8,952	60,492
Interest expense	(377)	(81)	(458)
Non operating income, including gain on sale of assets	1,246	182	1,428

Income from continuing operations before income taxes and noncontrolling interest	52,409	9,053	61,462
Income tax expense	16,029	2,779	18,808

Income from continuing operations	36,380	6,274	42,654
Loss from discontinued operations	308	468	776
Noncontrolling interest	10,219	1,457	11,676

Net Income attributable to LHC Group, Inc.	$25,853	$4,349	$30,202

Total assets	$220,822	$22,578	$243,400

12. Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. For the year ending December 31, 2009 the carrying value of the Company’s long-term debt was based on the current interest rates on the Company’s variable debt and approximates its fair value.

13. Allowance for Uncollectible Accounts

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts:

	Beginning of Year Balance	Additions and Expenses	Deductions	End of Year Balance
	(In thousands)
Year ended December 31:
2010	$8,262	$7,607	$6,100	$9,769
2009	9,976	4,724	6,438	8,262
2008	8,953	12,463	11,440	9,976

14. Concentration of Risk

The Company’s Louisiana facilities accounted for approximately 33.0%, 34.0% and 41.9% of net service revenue during the years ended December 31, 2010, 2009 and 2008 respectively. Any material change in the current economic or competitive conditions in Louisiana could have a disproportionate effect on the Company’s overall business results.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Unaudited Summarized Quarterly Financial Information

The following table presents the Company’s audited quarterly results of operations (amounts in thousands, except share data):

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010
	(In thousands)
Net service revenue	$145,883	$154,458	$166,632	$168,058
Gross margin	71,173	74,905	78,445	80,523
Net income attributable to LHC Group, Inc.	11,624	12,393	13,298	11,444
Net income available to common stockholders	11,665	12,393	13,298	11,444
Basic earnings per share
Net income attributable to LHC Group, Inc.	$0.64	$0.68	$0.73	$0.63
Diluted earnings per share
Net income attributable to LHC Group, Inc.	$0.64	$0.68	$0.73	$0.63
Weighted average shares outstanding
Basic	18,041,563	18,118,197	18,148,678	18,166,586
Diluted	18,179,013	18,236,380	18,224,019	18,294,369

	First Quarter 2009	Second Quarter 2009	Third Quarter 2009	Fourth Quarter 2009
	(In thousands)
Net service revenue	$124,457	$133,175	$132,856	$141,492
Gross margin	62,362	66,136	63,331	69,636
Net income attributable to LHC Group, Inc.	11,081	10,262	9,832	12,666
Net income available to common stockholders	11,109	10,282	9,829	12,666
Basic earnings per share
Net income attributable to LHC Group, Inc.	$0.62	$0.57	$0.55	$0.70
Diluted earnings per share
Net income attributable to LHC Group, Inc.	$0.62	$0.57	$0.54	$0.70
Weighted average shares outstanding
Basic	17,924,238	17,959,823	17,971,352	17,985,169
Diluted	17,991,618	18,030,373	18,116,984	18,169,052

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

Date March 10, 2011

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

Signature	Title	Date

/S/ KEITH G. MYERS Keith G. Myers	Chief Executive Officer and Chairman of the Board of Directors	March 10, 2011

/S/ PETER J. ROMAN Peter J. Roman	Executive Vice President, Chief Financial Officer	March 10, 2011

/S/ JOHN L. INDEST John L. Indest	Director	March 10, 2011

/S/ DAN S. WILFORD Dan S. Wilford	Director	March 10, 2011

/S/ RONALD T. NIXON Ronald T. Nixon	Director	March 10, 2011

/S/ TED W. HOYT Ted W. Hoyt	Director	March 10, 2011

/S/ GEORGE A. LEWIS George A. Lewis	Director	March 10, 2011

/S/ JOHN B. BREAUX John B. Breaux	Director	March 10, 2011

/S/ MONICA F. AZARE Monica F. Azare	Director	March 10, 2011

/S/ W.J. “BILLY” TAUZIN W.J. “Billy” Tauzin	Director	March 10, 2011

/S/ KENNETH E. THORPE Kenneth E. Thorpe	Director	March 10, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc., as amended on December 3, 2007 (previously filed as Exhibit 3.2 to the Form 10-Q on May 9, 2008).

3.3	Certificate of Designations (previously filed as Exhibit B to Exhibit 4.1 to the Form 8-A12B on March 11, 2008).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005, respectively).

4.3	Stockholder Protection Rights Agreement, Dated March 10, 2008 by and between LHC Group, Inc. and Computershare Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Form 8-A12B on March 11, 2008).

10.1	LHC 2003 Key Employee Equity Participation Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on November 26, 2004). +

10.2	LHC Group, Inc. 2005 Long-Term Incentive Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005). +

10.3	LHC Group, Inc. 2010 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to the Form 10-Q on August 6, 2010).

10.4	Form of Award under LHC Group, Inc. 2005 Director Compensation Plan. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005). +

10.5	Form of Indemnity Agreement between LHC Group and directors and certain officers (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005). +

10.6	LHC Group, Inc. 2005 Director Compensation Plan (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005). +

10.7	Amendment to LHC Group, Inc. 2005 Director Compensation Plan (previously filed as Exhibit 99.1 to the Form 8-K on June 12, 2006).

10.8	LHC Group, Inc. 2006 Employee Stock Purchase Plan (previously filed as Exhibit 99.2 to the Form 8-K on June 12, 2006). +

10.9	Employment Agreement by and between LHC Group, Inc. and Don Stelly, dated August 27, 2010 (previously filed as Exhibit 10.1 to the Form 8-K on August 30, 2010). +

10.10	Employment Agreement between LHC Group, Inc. and Keith G. Myers dated January 1, 2011 (previously filed as Exhibit 10.1 to the Form 8-K on January 6, 2011 ). +

10.11	Employment Agreement by and between LHC Group, Inc. and Peter Roman, dated January 1, 2011 (previously filed as Exhibit 10.2 to the Form 8-K on January 6, 2011). +

10.12	Employment Agreement between LHC Group, Inc. and Daryl Doise dated January 1, 2011 (previously filed as Exhibit 10.3 to the Form 8-K on January 6, 2011). +

10.13	Second Amended and Restated Credit Agreement by and between LHC Group, Inc., Capital One, National Association, and JP Morgan Chase Bank, N.A. dated October 12, 2010 (previously filed as Exhibit 10.1 to the Form 8-K on October 13, 2010).

Exhibit Number	Description of Exhibits

10.14	First Amendment to Second Amended and Restated Credit Agreement by and between LHC Group, Inc., Capital One, National Association, and JP Morgan Chase Bank, N.A., dated October 29, 2010 (previously filed as Exhibit 10.1 to the Form 8-K on November 2, 2010).

10.15	Employment Agreement by and between LHC Group, Inc. and John L. Indest dated September 14, 2009 (previously filed as Exhibit 10.1 to the Form 10-Q on November 4, 2009). +

10.16	Employment Agreement by and between LHC Group, Inc. and Pete C. November dated July 25, 2008 (previously filed as Exhibit 10.18 to the Form 10-K on March 15, 2010). +

10.17	Amendment to the LHC Group, Inc. 2005 Non-Employee Directors Compensation Plan dated January 1, 2010 (previously filed as Exhibit 10.19 to the Form 10-K on March 15, 2010). +

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.
+	Indicates a management contract or compensatory plan.