Form 10-Q
period 2011-03-31
LHC Group, Inc
filed 2011-05-10
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of common stock, par value $0.01, outstanding as of May 6, 2011: 18,674,512 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$388	$288
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $8,735 and $9,769, respectively	80,412	80,055
Other receivables	2,669	5,094
Amounts due from governmental entities	877	429

Total receivables, net	83,958	85,578
Deferred income taxes	6,130	5,941
Prepaid income taxes	9,663	5,326
Prepaid expenses and other current assets	9,531	10,015

Total current assets	109,670	107,148
Property, building and equipment, net of accumulated depreciation of $17,053 and $15,329, respectively	28,633	26,862
Goodwill	162,804	157,338
Intangible assets, net of accumulated amortization of $1,722 and $1,499, respectively	57,752	54,051
Advance payment on acquisitions	2,622	6,947
Other assets	5,781	4,959

Total assets	$367,262	$357,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$17,115	$21,017
Salaries, wages, and benefits payable	30,964	27,289
Amounts due to governmental entities	3,159	3,159

Total current liabilities	51,238	51,465
Deferred income taxes	19,657	16,817

Total liabilities	70,895	68,282
Noncontrolling interest — redeemable	12,148	13,535
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 21,320,226 and 21,180,286 shares issued and 18,276,438 and 18,172,022 shares outstanding, respectively	183	181
Treasury stock — 3,043,788 and 3,008,264 shares at cost, respectively	(5,499)	(4,453)
Additional paid-in capital	92,508	91,017
Retained earnings	194,690	186,996

Total LHC Group, Inc. stockholders’ equity	281,882	273,741
Noncontrolling interest — non-redeemable	2,337	1,747

Total equity	284,219	275,488

Total liabilities and equity	$367,262	$357,305

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net service revenue	$161,783	$145,161
Cost of service revenue	88,956	73,988

Gross margin	72,827	71,173
Provision for bad debts	2,562	2,059
General and administrative expenses	55,040	45,767

Operating income	15,225	23,347
Interest expense	(94)	(24)
Non-operating income	172	29

Income before income taxes and noncontrolling interest	15,303	23,352
Income tax expense	5,161	7,510

Net income	10,142	15,842
Less net income attributable to noncontrolling interests	2,448	4,218

Net income attributable to LHC Group, Inc.	7,694	11,624
Redeemable noncontrolling interest	—	41

Net income available to LHC Group, Inc.’s common stockholders	$7,694	$11,665

Earnings per share — basic and dilutive:
Net income attributable to LHC Group, Inc.	0.42	0.64
Redeemable noncontrolling interest	—	—

Net income available to LHC Group, Inc.’s common stockholders	$0.42	$0.64

Weighted average shares outstanding:
Basic	18,215,831	18,041,563
Diluted	18,351,637	18,179,013

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands except share data)

(Unaudited)

							Non-controlling Interest Non Redeemable	Total Equity	Non-controlling Interest Redeemable	Net Income
	Common Stock				Additional Paid-In Capital	Retained Earnings
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2010	$181	21,180,286	$(4,453)	(3,008,264)	$91,017	$186,996	$1,747	$275,488	$13,535
Net income	—	—	—	—	—	7,694	209	7,903	2,239	10,142

Acquired noncontrolling interest	—	—	—	—	—	—	732	732	—
Transfer of noncontrolling interest	—	—	—	—	206	—	163	369	—
Purchase of additional controlling interest	—	—	—	—	(252)	—	—	(252)	—
Noncontrolling interest distributions	—	—	—	—	—	—	(514)	(514)	(3,626)
Nonvested stock compensation	—	—	—	—	1,010	—	—	1,010	—
Issuance of vested restricted stock	—	131,897	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,046)	(35,524)	—	—	—	(1,046)	—
Excess tax benefits — vesting nonvested stock	—	—	—	—	298	—	—	298	—
Issuance of common stock under Employee Stock Purchase Plan	2	8,043	—	—	229	—	—	231	—

Balances at March 31, 2011	$183	21,320,226	$(5,499)	(3,043,788)	$92,508	$194,690	$2,337	$284,219	$12,148

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$10,142	$15,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,017	1,534
Provision for bad debts	2,562	2,059
Stock-based compensation expense	1,010	942
Deferred income taxes	2,651	(210)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(1,540)	(1,000)
Prepaid expenses and other assets	6,615	1,946
Prepaid income taxes	(4,337)	5,268
Accounts payable and accrued expenses	(335)	6,116
Net amounts due to/from governmental entities	(448)	273

Net cash provided by operating activities	18,337	32,770

Investing activities
Purchases of property, building and equipment	(3,493)	(1,770)
Cash paid for acquisitions, primarily goodwill, intangible assets and advance payments on acquisition	(10,892)	(5,479)

Net cash used in investing activities	(14,385)	(7,249)

Financing activities
Proceeds from line of credit	36,935	9,022
Payments on line of credit	(36,935)	(14,745)
Principal payments on debt	—	(84)
Payments on capital leases	(10)	(7)
Excess tax benefits from vesting of restricted stock	319	614
Proceeds from employee stock purchase plan	231	189
Noncontrolling interest distributions	(4,140)	(3,648)
Purchase of additional controlling interest	(252)	—

Net cash used in financing activities	(3,852)	(8,659)

Change in cash	100	16,862
Cash at beginning of period	288	394

Cash at end of period	$388	$17,256

Supplemental disclosures of cash flow information
Interest paid	$94	$24

Income taxes paid	$6,556	$1,912

Supplemental disclosure of non-cash transactions:

Consideration for one of the Company’s acquisitions during the three months ended March 31, 2011 was a transfer of a 26.32% ownership interest in one of the Company’s wholly owned home health agencies. The transfer of the noncontrolling interest in the Company’s existing home health agencies was accounted for as an equity transaction, resulting in the Company recognizing additional paid in capital of $206,000 and additional noncontrolling interest of $295,000. Additionally, the Company acquired a majority ownership in two entities and recorded $600,000 of noncontrolling interest related to the acquisitions.

In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. During the three months ended March 31, 2011, the Company obtained $1.0 million of treasury shares for tax payments on stock vestings.

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals (“LTACH”). As of March 31, 2011, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Alabama, Arkansas, Georgia, Florida, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington and West Virginia.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of March 31, 2011, the related condensed consolidated statements of income for the three months ended March 31, 2011 and 2010, condensed consolidated statement of changes in equity for the three months ended March 31, 2011, condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 and related notes (collectively, these statements are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2011, which includes information and disclosures not included herein.

2. Significant Accounting Policies

Reclassifications

A reclassification has been made to the March 31, 2010 Condensed Consolidated Statement of Income to conform to the 2011 presentation. Net service revenue and cost of services have been decreased by $722,000 related to fees the Company collects and subsequently pays to nursing homes primarily for room and board services provided to the Company’s hospice patients.

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

Critical Accounting Policies

The Company's most critical accounting policies relate to the principles of consolidation, revenue recognition and accounts receivable and allowances for uncollectible accounts.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended March 31,
	2011	2010
Wholly-owned subsidiaries	51.0%	45.0%
Equity joint ventures	45.7%	51.0%
License leasing arrangements	2.3%	2.5%
Management services	1.0%	1.5%

	100.0%	100.0%

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

The following table sets forth the percentage of net service revenue earned by category of payor for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Payor:
Medicare	79.7%	81.1%
Medicaid	2.2%	3.5%
Other	18.1%	15.4%

	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
Home-based services	87.6%	88.1%
Facility-based services	12.4%	11.9%

	100.0%	100.0%

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

Hospice payments are also subject to an inpatient cap and an overall payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors our limits on a program-by-program basis. The Company has not received notification that any of our hospices have exceeded the cap on inpatient care services or overall payments during 2010 or 2011 to date.

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

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. We believe the credit risk associated with our Medicare accounts, which represent 63.6% and 65.8% of our patient accounts receivable at March 31, 2011 and December 31, 2010, respectively, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended March 31,
	2011	2010
Weighted average number of shares outstanding for basic per share calculation	18,215,831	18,041,563
Effect of dilutive potential shares:
Options	5,231	6,530
Nonvested stock	130,575	130,920

Adjusted weighted average shares for diluted per share calculation	18,351,637	18,179,013

Antidilutive shares	15,866	138,899

Recent Accounting Pronouncements

In August 2010, the FASB issued new accounting guidance which changes the presentation of insurance claims and related insurance recoveries. The guidance clarifies that insurance recoveries on medical malpractice claims and other similar contingent liabilities should not be presented net of the related claim liability. The new guidance was effective for the Company on January 1, 2011 and is applied on a prospective basis. Included in Other current assets at March 31, 2011 is $971,000 for expected insurance recoveries.

3. Acquisitions and Disposals

Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired three home health entities and five hospices during the three months ended March 31, 2011. As a result of the acquisitions, the Company maintains an ownership interest in the entities set forth below.

Acquired Entity	Ownership Percentage	State of Operations	Acquisition Date
LHCG XX, III	75%	KY	01/01/2011
LHCG XXII, LLC	100%	AL	01/01/2011
Vital Hospice, Inc.	100%	LA	01/01/2011
LHCG XIX, LLC	75%	FL	02/01/2011
Texas Health Care Group of Texarkana, LLC	73.68%	TX	03/01/2011

Each of the acquisitions was accounted for under the acquisition method of accounting, and accordingly, the accompanying condensed consolidated financial statements include the results of operations of each acquired entity from the date of acquisition.

The total purchase price for the Company’s acquisitions was $8.7 million, which was paid primarily in cash. The purchase prices are determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows. Consideration for one of the Company’s acquisitions was a transfer of a 26.32% ownership interest in one of the Company’s wholly owned home health agencies. The transfer of the noncontrolling interest in the Company’s existing home health agencies was accounted for as an equity transaction, resulting in the Company recognizing additional paid in capital of $206,000.

The Company’s home-based segment recognized goodwill of $5.5 million, including $372,000 of noncontrolling goodwill. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The following table summarizes the consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired (all amounts are in thousands).

Consideration
Cash	$8,271
Equity instruments (the Company exchanged a noncontrolling interest in one of its entities)	369
Working capital	90

Fair value of total consideration transferred	$8,730

Acquisition-related costs (included in general and administrative expenses)	$303

Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	$2,925
Certificate of need/license	679
Other identifiable intangible assets	379
Other assets	13

Total identifiable assets	$3,996

Noncontrolling interest	$732
Goodwill, including noncontrolling interest of $372,000	$5,466

Trade names, certificates of need and licenses are indefinite-lived assets and, therefore, not subject to amortization. The other identifiable assets include non-compete agreements that are amortized over the life of the agreements, ranging from two to five years. Noncontrolling interest is valued at fair value by applying a discount to the value of the acquired entity for lack of control. The fair value of the acquired intangible assets is preliminary pending the final valuations of those assets.

During the first quarter of 2011, the Company purchased additional ownership interests in one of its joint ventures. The total purchase price for the additional ownership was $252,000 and was accounted for as an equity transaction, resulting in the Company reducing additional paid in capital by $252,000.

On March 31, 2011, the Company paid $2.3 million in cash for an acquisition with April 1, 2011 acquisition date. Control was not assumed until April, 1 2011; therefore, the $2.3 million cash payment is recorded in other assets on the balance sheet as of March 31, 2011.

4. Goodwill and Intangibles

The changes in recorded goodwill by segment for the three months ended March 31, 2011 were as follows (amounts in thousands):

Three Months Ended March 31, 2011
Home-based services segment:
Balance at beginning of period	$145,747
Goodwill from acquisitions	5,094
Goodwill related to noncontrolling interest	372

Balance at March 31, 2011	$151,213

Facility-based services segment:
Balance at beginning of period	$11,591

Balance at March 31, 2011	$11,591

Consolidated balance at March 31, 2011	$162,804

The following table summarizes the changes in intangible assets during the three months ended March 31, 2011 (amounts in thousands):

	Trade Names	Certificate of Need/ License	Other Intangibles	Total
Balance at December 31, 2010	$45,369	$7,207	$1,475	$54,051
Additions	2,925	679	379	3,983
Write off	—	(59)	—	(59)
Amortization	—	—	(223)	(223)

Balance at March 31, 2011	$48,294	$7,827	$1,631	$57,752

Other intangible assets of $55.9 million, net of accumulated amortization, related to the home-based services segment and $1.9 million related to the facility-based services segment as of March 31, 2011.

5. Stockholders’ Equity

Stock Repurchase Program

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

Equity Based Awards

At the 2010 Annual Meeting, the stockholders of the Company approved the Company’s 2010 Long Term Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Company has 1,500,000 shares of the Company’s common stock reserved and available for issuance pursuant to awards granted under the 2010 Incentive Plan. All future awards must be granted under the 2010 Incentive Plan as no further awards are permitted to be granted under the Company’s 2005 Long Term Incentive Plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the compensation committee of the board of directors. The Compensation Committee will determine the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of our common stock as of the date of grant.

In the event of a change of control as defined in the 2010 Incentive Plan, all restricted periods and restrictions imposed on non-performance based restricted stock awards will lapse and outstanding options will become immediately exercisable in full.

Share Based Compensation

Nonvested Stock

During the three months ended March 31, 2011, 15,200 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. The shares vest 100% on the one year anniversary date. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair value of nonvested shares granted during the three months ended March 31, 2011 was $29.25.

The following table represents the nonvested stock activity for the three months ended March 31, 2011:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding at December 31, 2010	502,304	$23.79
Granted	15,200	29.25
Vested	(131,897)	23.61

Nonvested shares outstanding at March 31, 2011	385,607	23.89

As of March 31, 2011, there was $8.3 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 2.93 years. The total fair value of shares vested in the three months ended March 31, 2011 and 2010 was $3.1 million and $2.2 million, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $1.0 million and $942,000 of compensation expense related to nonvested stock grants in the three months ended March 31, 2011 and 2010, respectively.

Employee Stock Purchase Plan

The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There are 250,000 shares reserved for the plan. The Company issued 8,043 shares of common stock under the plan at a per share price of $28.50 during the three months ended March 31, 2011. As of March 31, 2011, there were 141,680 shares available for future issuance.

Stock Options

As of March 31, 2011 15,000 options were issued and exercisable. During the three months ended March 31, 2011, no options were exercised or forfeited and no options were granted.

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

On July 16, 2010, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) that included a request for documents related to the Company’s participation in the Medicare Home Health Prospective Payment System, as well as the documents and information produced in response to the Senate Finance Committee’s investigation set forth above. The Company produced the documents requested by the initial subpoena, produced additional documents requested by the SEC as part of its review, and continues to cooperate with the SEC’s review. The Company cannot predict the outcome or effect of this investigation, if any, on the Company’s business.

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

Noncontrolling Interest-Redeemable

A majority of the Company’s joint venture agreements include a provision that requires the Company to purchase the noncontrolling partner’s interest upon the occurrence of certain triggering events, such as death or bankruptcy of the partner or the partner’s exclusion from the Medicare or Medicaid programs. These triggering events and the related repurchase provisions are specific to each individual joint venture; if the repurchase provision is triggered in any one joint venture, the remaining joint ventures would not be impacted. Upon the occurrence of a triggering event, the Company would be required to purchase the noncontrolling partner’s interest at either the fair value or the book value at the time of purchase as stated in the agreement. Historically, no triggering event has occurred, and the Company believes the likelihood of a triggering event occurring is remote. The Company has never been required to purchase the noncontrolling interest of any of its joint venture partners. According to authoritative guidance, redeemable noncontrolling interests must be reported outside of permanent equity on the consolidated balance sheet in instances where there is a repurchase provision with a triggering event that is outside the control of the Company. The Company had 56 joint venture agreements with these repurchase provisions resulting in a total noncontrolling interests — redeemable of $12.1 million and $13.5 million at March 31, 2011 and December 31, 2010, respectively.

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

7. Allowance for Uncollectible Accounts

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts:

	Beginning of Year Balance	Additions and Expenses	Deductions	End of Period Balance
	(In thousands)
At March 31, 2011	$9,769	$2,562	$3,596	$8,735

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

	Three Months Ended March 31, 2011
	Home- Based Services	Facility- Based Services	Total
	(in thousands)
Net service revenue	$141,801	$19,982	$161,783
Cost of service revenue	77,089	11,867	88,956
Provision for bad debts	2,408	154	2,562
General and administrative expenses	50,063	4,977	55,040

Operating income	12,241	2,984	15,225

Interest expense	(85)	(9)	(94)
Non-operating income	150	22	172

Income before income taxes and noncontrolling interest	12,306	2,997	15,303
Income tax expense	4,678	483	5,161

Income from continuing operations	7,628	2,514	10,142
Noncontrolling interest	2,095	353	2,448

Net Income attributable to LHC Group, Inc.	$5,533	$2,161	$7,694

Total assets	$331,539	$35,723	$367,262

	Three Months Ended March 31, 2010
	Home- Based Services	Facility- Based Services	Total
	(in thousands)
Net service revenue	$127,957	$17,204	$145,161
Cost of service revenue	63,901	10,087	73,988
Provision for bad debts	1,955	104	2,059
General and administrative expenses	41,492	4,275	45,767

Operating income	20,609	2,738	23,347

Interest expense	(22)	(2)	(24)
Non-operating income	41	(12)	29

Income before income taxes and noncontrolling interest	20,628	2,724	23,352
Income tax expense	6,759	751	7,510

Income from continuing operations	13,869	1,973	15,842
Noncontrolling interest	3,766	452	4,218
Loss from discontinued operations	—	—	—

Net Income attributable to LHC Group, Inc.	$10,103	$1,521	$11,624

Total assets	$295,640	$27,460	$323,100

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after March 31, 2011;

•	our critical accounting policies;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	the impact of legal proceedings;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.

The forward-looking statements contained in this report reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in other of our filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2010. This report should be read in conjunction with that annual report on Form 10-K, and all our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K made with the SEC through the date of this report.

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

OVERVIEW

We provide post-acute health care services by providing quality cost-effective health care services to our patients. As of March 31, 2011, we had 315 service providers in 19 states: Alabama, Arkansas, Georgia, Florida, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington and West Virginia. Our services are classified into two segments: (1) home-based services offered through our home nursing agencies and hospices; and (2) facility-based services offered through our long-term acute care hospitals (“LTACHs”).

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of March 31, 2011, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	259
Hospice	29
Diabetes Management	2
Private Duty	5
Specialty Services	3
Management Companies	4

302

Of our 302 home-based services locations, 160 are wholly-owned by us, 130 are majority-owned by us through joint ventures, eight are license lease arrangements and we manage the operations of the remaining four locations. We intend to increase the number of home nursing agencies and hospice locations that we operate through continued acquisitions and development.

We provide facility-based services through our LTACHs. As of March 31, 2011, we owned and operated nine LTACH locations, of which all but one are located within host hospitals. We also owned and operated one medical equipment location, a health club and a pharmacy. Of these 12 facility-based services locations, seven are wholly-owned by us and five are majority-owned through joint ventures. In February 2011, we terminated our management agreement with our inpatient rehabilitation facility.

The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
Home-based services	87.6%	88.1%
Facility-based services	12.4%	11.9%

	100.0%	100.0%

Recent Developments

Home-Based Services

Home Nursing. In March 2010, the Patient Protection and Affordable Care Act was enacted and was amended shortly afterwards by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively referred to as the “Affordable Care Act”). The Affordable Care Act makes a number of changes to Medicare payment rates, including the reinstatement of the 3% home health rural add-on, which began on April 1, 2010 (expiring January 1, 2016). Other changes from the Affordable Care Act that began on or after January 1, 2011 are:

•	a reduction in the market basket adjustment to be determined by The Centers for Medicare & Medicaid Services (“CMS”) for the calendar years 2011, 2012 and 2013 by 1%;

•	a full productivity adjustment beginning in 2015; and

•	rebasing of the base payment rate for Medicare beginning in 2014 and phasing in over a four year period – the amount of the rebasing is uncertain at this time.

On November 2, 2010, CMS issued the final rule covering payment rates for home health services in calendar year (“CY”) 2011. CMS set the base payment rate for Medicare home nursing at $2,192.07 per 60-day episode for CY 2011, a decrease of 5.2% from the CY 2010 base payment rate of $2,312.94. The decrease for CY 2011 includes the following adjustments to the base rate, as compared to the CY 2010 base rate, in accordance with the Affordable Care Act: (1) a reduction of 1% to the 2.1% inflation update increase to the market basket; (2) a 3.79% case-mix weight adjustment decrease; and (3) a shift of the outlier payment allowance beginning in 2011 that will result in a one-time 2.5% reduction to the base payment rate. These changes are effective for all episodes completed during 2011; accordingly, all episodes in progress at December 31, 2010 were impacted.

The CMS final rule also finalized two provisions of the Affordable Care Act: (1) a face-to-face encounter requirement for home health and hospice; and (2) changes in the therapy assessment schedule. As a condition for Medicare payment, the Affordable Care Act mandates that prior to certifying a patient’s eligibility for home health services, the certifying physician must document that he or she, or a non-physician practitioner that meets the requirements of the rule, has had a face-to-face encounter with the patient that relates to the condition for which the patient receives home health services. The encounter must occur within 90 days prior to the start of care or 30 days after the start of care. Documentation regarding these encounters must be present on certifications. The face-to-face encounter requirement for home health providers was to become effective January 1, 2011. However, due to concerns that some providers may need additional time to establish operational protocols necessary to comply with these requirements, CMS delayed full enforcement of the requirements until April 1, 2011. Beginning on April 1, CMS expected home health agencies to have fully established such internal processes and have appropriate documentation of the required face-to-face encounters. See below for a description of the hospice face-to-face encounter requirements.

In addition to the face-to-face encounter requirements, the CMS final rule made important changes to therapy assessment requirements. A professional qualified therapist assessment must take place at least once every 30 days during a therapy patient’s course of treatment. For those eligible patients needing 13 or 19 therapy visits, a qualified therapist must perform the therapy service required, assess the patient, and measure and document effectiveness of the 13th visit and the 19th visit for all therapy disciplines caring for the patient. As with the face-to-face requirements, CMS delayed the effective date for all therapy provisions until April 1, 2011 to allow time for home health agencies to take necessary steps to comply.

Hospice. The following table shows the hospice Medicare payment rates for Fiscal Year (“FY”) 2011, which began on October 1, 2010 and ends September 30, 2011:

Description	Rate per patient day
Routine Home Care	$146.63
Continuous Home Care	$855.79
Full Rate = 24 hours of care $35.66 = hourly rate
Inpatient Respite Care	$151.67
General Inpatient Care	$652.27

As mentioned above, the CMS final rule, published on November 2, 2010, also finalized a face-to-face encounter requirement applicable to hospice. This requirement mandated that a physician or nurse practitioner must have a face-to-face encounter with the patient no later than the 30 day period prior to the 180th-day recertification (third benefit period) and each subsequent recertification in order to gather clinical findings that support continued hospice care, and that the certifying hospice physician must attest that such a visit took place. As with the home health face-to-face encounter requirement, CMS delayed full enforcement of the hospice face-to-face requirements until April 1, 2011.

On April 28, 2011, CMS issued its proposed rule for hospice for FY 2012 calling for an estimated 2.3% increase to Medicare reimbursement payments. The 2.3% proposed increase consists of a 2.8% inflationary market basket update, a 0.1% change in hospice payments due to updated wage index data and a 0.6% reduction for the third year of CMS’ seven-year phase-out of its wage index budget neutrality adjustment factor . The proposed rule is subject to the standard 60-day open comment period with a final rule expected sometime in July or August.

Facility-Based Services

LTACHs. On July 30, 2010, CMS issued a final rule establishing FY 2011 policies and payment rates for inpatient services furnished to Medicare beneficiaries by acute care hospitals, LTACHs, and certain excluded hospitals. The federal standard rate for 2011 LTACH-PPS rate year (“RY”), which began October 1, 2010 and ends September 30, 2011, is $39,600 per Medicare discharge and the high cost outlier threshold is $18,785. This is a decrease of 0.8% from the RY 2010 standard rate of $39,896 and an increase of 1.9% from the RY 2010 high cost outlier threshold of $18,425. Pursuant to the final rule, CMS also updated LTACH rates by increasing the market basket by 2.5%, but reducing the inflation update by 0.5% as required by the Affordable Care Act. Further, CMS applied an adjustment of negative 2.5% to the LTACH standard payment rate to account for the estimated increase in spending in FYs 2008 and 2009 due to documentation and coding that did not reflect increases in patients’ severity of illness. CMS estimated that aggregate payments to LTACHs would increase by approximately 0.5%, taking into account all provisions in the final rule that would affect spending.

On April 19, 2011, CMS released its proposed rule for LTACH Medicare reimbursement for FY 2012, which spans from October 1, 2011 through September 30, 2012. In aggregate, payments for FY 2012 are expected to increase 1.9% from FY 2011. Included in those proposed regulations is (1) a 2.8% market basket increase to the standard payment rate; (2) an aggregate reduction in the standard payment rate of 1.3% mandated by the Affordable Care Act; (3) adjustments to area wage indexes; and (4) an increase in the high cost outlier threshold per discharge to $19,270. CMS has projected that the proposed rule would result in a 1.9% increase in average Medicare payments to LTACHs. Some of the other changes mentioned in the proposed rule include the creation of a stand-alone LTACH market basket that reflects the cost structures of only LTACH providers, implementation of a quality measures reporting program for LTACHs by FY 2014, and the inclusion of Medicare Advantage patient days in the average length of stay calculation. The proposed rule is subject to a 60-day comment period with a final rule expected sometime in July or August.

Results of Operations

Accounts Receivable and Allowance for Uncollectible Accounts

At March 31, 2011, the Company’s allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 9.8%, or $8.7 million, compared to 10.9% or $9.8 million at December 31, 2010. Days sales outstanding as of March 31, 2011 was 45 days compared to 46 days as of December 31, 2010.

The following table sets forth as of March 31, 2011, the aging of accounts receivable (based on the end of episode date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable (amounts in thousands):

	0-90	91-180	181-365	Over 365	Total
Payor
Medicare	$46,241	$6,314	$3,093	$1,084	$56,732
Medicaid	3,146	403	300	130	3,979
Other	19,521	4,753	3,573	589	28,436

Total	$69,908	$11,470	$6,966	$1,803	$89,147

Allowance as a percentage of receivables	3.3%	11.3%	31.4%	90.2%	9.8%

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

The following table sets forth as of December 31, 2010, the aging of accounts receivable (based on the end of episode date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable (amounts in thousands):

	0-90	91-180	181-365	Over 365	Total
Payor
Medicare	$47,864	$6,247	$3,174	$1,853	$59,138
Medicaid	2,615	714	811	1,358	5,498
Other	14,712	5,220	3,724	1,532	25,188

Total	$65,191	$12,181	$7,709	$4,743	$89,824

Allowance as a percentage of receivables	3.4%	10.7%	27.2%	87.0%	10.9%

Consolidated

The following table summarizes our consolidated results of operations (amounts in thousands):

	Three Months Ended March 31,
	2011			2010
Net service revenue	$161,783			$145,161
Cost of services	88,956	55.0	%(1)	73,988	51.0	%(1)
General and administrative expenses	55,040	34.0	%(1)	45,767	31.5%
Provision for bad debt	2,562	1.6	%(1)	2,059	1.4%
Income tax expense	5,161	40.1	%(2)	7,510	39.2	%(2)
Noncontrolling interest	2,448			4,218
Other non-operating income	78			5

Net income attributable to LHC Group, Inc.	$7,694			$11,624

(1)	Percentage of consolidated net service revenue
(2)	Percentage of income from continuing operations attributable to LHC Group, Inc.

Net Service Revenue

Consolidated net service revenue for the three months ended March 31, 2011 was $161.8 million, an increase of $16.6 million, or 11.4%, from $145.2 million for the three months ended March 31, 2010. Home-Based services net service revenue increased $13.8 million and facility-based net service revenue increased $2.8 million. Organic growth for the period was 4.5%, which includes the 5.2% CMS home health base rate reduction.

Home-Based Services. Net service revenue for home-based services for the three months ended March 31, 2011 was $141.8 million, an increase of $13.8 million, or 10.8%, from $128.0 million for the three months ended March 31, 2010. Total admissions increased 20.7% to 27,113 during the current period, compared to 22,470 for the same period in 2010. Average home-based patient census for the three months ended March 31, 2011 increased 12.8% to 35,299 patients as compared to 31,282 patients for the three months ended March 31, 2010.

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

The following table details the Company’s revenue growth and percentages for organic and total growth:

Three Months Ended March 31, 2011 (in thousands except census and episode data)

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth %	Acquired(4)	Total	Total Growth %
Revenue	$132,871	$832	$133,703	4.5%	$8,098	$141,801	10.8%
Revenue Medicare	$107,726	$714	$108,440	2.3%	$5,817	$114,257	7.8%
New Admissions	24,980	211	25,191	12.1%	1,922	27,113	20.7%
New Medicare Admissions	18,117	157	18,274	9.0%	1,157	19,431	15.9%
Average Census	33,362	229	33,591	7.4%	1,708	35,299	12.8%
Average Medicare Census	25,938	191	26,129	3.9%	1,204	27,333	8.7%
Episodes	40,102	314	40,416	4.3%	1,650	42,066	8.6%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Three Months Ended March 31, 2010 (in thousands except census and episode data)

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth %	Acquired(4)	Total	Total Growth %
Revenue	$116,699	$1,400	$118,099	8.7%	$9,858	$127,957	17.7%
Revenue Medicare	$97,552	$1,218	$98,770	8.4%	$7,209	$105,979	16.4%
New Admissions	20,103	203	20,306	8.9%	2,164	22,470	20.5%
New Medicare Admissions	15,196	160	15,356	12.3%	1,406	16,762	22.6%
Average Census	28,397	362	28,759	1.6%	2,523	31,282	10.6%
Average Medicare Census	23,087	320	23,407	2.8%	1,748	25,155	10.5%
Episodes	35,978	289	36,267	6.3%	2,469	38,736	13.5%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Facility-Based Services. Net service revenue for facility-based services for the three months ended March 31, 2011, was $20.0 million, an increase of $2.8 million, or 16.3%, from $17.2 million for the three months ended March 31, 2010. The increase in facility based net service revenue relates to an increase in total patient days. Total patient days for the period ending March 31, 2011 were 15,333 compared to 13,872 for the period ending March 31, 2010. The Company also acquired an LTACH during the second quarter of 2010, which added to the revenue increase during the three months ended March 31, 2011 compared to the same period ending March 31, 2010.

Cost of Service Revenue

Cost of service revenue for the three months ended March 31, 2011 was $89.0 million, an increase of $15.0 million, or 20.3%, from $74.0 million for the three months ended March 31, 2010. Cost of service revenue represented approximately 55.0% and 51.0% of net service revenue for the three months ended March 31, 2011 and 2010, respectively. Because net service revenue was reduced by the 5.2% CMS rate cut during the three months ended March 31, 2011, cost of service revenue as a percentage of net service revenue increased.

Home-Based Services. Cost of home-based service revenue for the three months ended March 31, 2011 was $77.1 million, an increase of $13.2 million, or 20.7%, from $63.9 million for the three months ended March 31, 2010.

The following table summarizes Home-Based Services cost of service revenue (amounts in thousands):

	Three Months Ended March 31,
	2011			2010
Salaries, wages and benefits	$67,029	47.3	%(1)	$55,641	43.5	%(1)
Transportation	5,480	3.9%		4,471	3.5%
Supplies and services	4,580	3.2%		3,789	3.0%

	$77,089	54.4%		$63,901	49.9%

(1)	Percentage of home-based net service revenue

Facility-Based Services. Cost of facility-based service revenue for the three months ended March 31, 2011 was $11.9 million, an increase of $1.8 million, or 17.8%, from $10.1 million for the three months ended March 31, 2010. Cost of service revenue as a percentage of facility-based services revenue was 59.4% for the three months ended March 31, 2011compared to 58.6% for the three months ended March 31, 2010.

The following table summarizes Facility-Based Services cost of service revenue (amounts in thousands):

	Three Months Ended March 31,
	2011			2010
Salaries, wages and benefits	$6,782	33.9	%(1)	$6,141	35.7	%(1)
Transportation	37	0.2%		32	0.2%
Supplies and services	5,048	25.3%		3,914	22.8%

	$11,867	59.4%		$10,087	58.6%

(1)	Percentage of facility-based net service revenue

Provision for Bad Debts

Provision for bad debts for the three months ended March 31, 2011 was $2.6 million, an increase of $500,000, from $2.1 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, the provision for bad debts as a percentage of net service revenue remained consistent at 1.6% compared to 1.4% for the three months ended March 31, 2010.

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

General and administrative expenses for the three months ended March 31, 2011 were $55.0 million, an increase of $9.2 million or 20.1%, compared to $45.8 million for the three months ended March 31, 2010. General and administrative expenses as a percent of net service revenue were 34.0% and 31.5% for the three months ended March 31, 2011 and 2010.

Home-Based Services. General and administrative expenses in the home-based services for the three months ended March 31, 2011 were $50.1 million, an increase of $8.6 million or 20.7% from $41.5 million for the three months ended March 31, 2010. General and administrative expenses in the home-based services segment represented approximately 35.3% and 32.4% of net service revenue for the three months ended March 31, 2011 and 2010, respectively. Approximately half of the increase as a percent of net service revenue resulted from the 5.2% reduction to the base reimbursement rate by CMS. The remainder of the increase as a percent of net service revenue relates to personnel, consulting and other costs in the implementation and ongoing support of point of care technology.

Facility-Based Services. General and administrative expenses in the facility-based services for the three months ended March 31, 2011 were $5.0 million, an increase of $700,000 or 16.3% from $4.3 million for the three months ended March 31, 2010. General and administrative expenses in the facility-based services segment as a percentage of net service revenue were 24.9% and 24.8% for the three months ended March 31, 2011 and 2010, respectively.

Income Tax Expense

The effective tax rates for the three months ended March 31, 2011 and 2010 were 40.1% and 39.2% of income from continuing operations attributable to LHC Group, Inc., respectively. The increase in the effective tax rate relates to the change in the mix of taxable income by state between the periods.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $2.4 million and $4.2 million for the three months ended March 31, 2011 and 2010, respectively. Noncontrolling interests represented 16.0% and 18.1% of income before income taxes and noncontrolling interest for the three months ended March 31, 2011 and 2010, respectively. Beginning in 2009 a majority of our joint venture transactions resulted in minority owners holding a 25% ownership interest in the venture. Prior to that nearly all joint venture transactions resulted in minority owners holding a 33% ownership interest in the joint venture. This along with the operating results of the joint ventures themselves have resulted in a decrease in noncontrolling interest as a percentage of income before income taxes and noncontrolling interest.

Liquidity and Capital Resources

Liquidity

The Company’s principal source of liquidity for operating activities is the collection of its patient accounts receivable, most of which are collected from governmental and third party commercial payors. The Company also has the ability to obtain additional liquidity, if necessary, through its revolving credit facility, which provides for aggregate borrowings up to $75.0 million.

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

The following table summarizes changes in cash (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Cash provided by operating activities	$18,337	$32,770
Cash used in investing activities	(14,385)	(7,249)
Cash used in financing activities	(3,852)	(8,659)

Change in cash	100	16,862
Cash and cash equivalents at beginning of period	288	394

Cash and cash equivalents at end of period	$388	$17,256

Cash provided by operating activities decreased $14.4 million during the three months ended March 31, 2011. The decrease primarily relates to the change in prepaid income taxes ($9.6 million) and the change in accounts payable and accrued expenses ($6.5 million).

Investing cash outflows increased $7.1 million during the three months ended March 31, 2011. Investing cash outflows related to acquisitions for the three months ended March 31, 2011 were $10.9 million, an increase of $5.4 million compared to March 31, 2010. Capital expenditures increased $1.7 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase relates to expenditures for technology and information system software conversions.

Financing cash outflows decreased $4.8 million during the three months ended March 31, 2011. The Company paid the $5.7 million balance on its line of credit during the first quarter of 2010.

Indebtedness

As of March 31, 2011 and December 31, 2010, the Company had no debt outstanding and had $75.0 million available under its line of credit.

The Company’s Credit Facility with Capital One, National Association provides for a maximum aggregate principal borrowing of $75.0 million. The Credit Facility, which is scheduled to expire on October 12, 2013, is unsecured and has a letter of credit sublimit of $5.0 million. The Company issued a letter of credit valued at $3.4 and $2.9 million as of March 31, 2011 and December 31, 2010, respectively, as collateral on the Company’s workers’ compensation insurance. The commitment fee is 0.50% of the total availability. An additional fee of 0.375% is charged for any unused amounts. The interest rate for the borrowings under the Credit Agreement, at the election of the Company, shall be either at the Base Rate (as defined in the Credit Agreement) as a function of the prime rate or the Eurodollar Rate (as defined in the Credit Agreement). Borrowings accruing interest under the Credit Agreement at either the Base Rate or the Eurodollar Rate are subject to the applicable margins set forth below:

Leverage Ratio	Eurodollar Margin	Base Rate Margin
<1.00:1.00	2.25%	1.00%
>1.00:1.00<1.50:1.00	2.50%	1.25%
>1.50:1.00<2.00:1.00	2.75%	1.50%

The Company’s Credit Facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to the Company’s business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases, up to 2.0 million shares. Under the Credit Facility, the Company is also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth and leverage ratios. At March 31, 2011, the Company believes it was in compliance with all covenants.

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

As of March 31, 2011, we had cash of $388,000. Cash in excess of requirements remains in the Company’s non-interest bearing checking account. At times, cash in banks is in excess of the Federal Insurance Deposit insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

Our exposure to market risk relates to changes in interest rates for borrowings under the Company’s Credit Facility. The Credit Facility is a revolving credit facility and, as such, the Company borrows, repays and re-borrows amounts as needed, changing the average daily balance outstanding under the facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the Credit Facility would have increased interest expense $6,000 for the three months ended March 31, 2011.

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

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective disclosure controls and procedures at the reasonable assurance level as of March 31, 2011.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the period ending March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 16, 2010, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) that included a request for documents related to the Company’s participation in the Medicare Home Health Prospective Payment System as well as the documents and information produced in response to the Senate Finance Committee’s investigation set forth above. The Company has produced requested documents requested by the initial subpoena, produced additional documents requested by the SEC as part of its review, and continues to cooperate with the SEC’s review. The Company cannot predict its outcome or effect of this investigation, if any, on the Company’s business.

On July 13, 2009, the Company reported an administrative subpoena from the Inspector General of the Office of Personnel Management (“OPM”). OPM is an administrative agency responsible for overseeing the Federal Employees Health Benefit Program (“FEHBP”). Although the subpoena was issued by OPM, the Company learned on July 9, 2009 that the scope of the review is not limited to the FEHBP, but also extends to services provided to Medicare beneficiaries and is, accordingly, under the jurisdiction of the Office of Inspector General. The Company will continue to cooperate and provide responsive information related to this review.

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

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.1 to the Form 8-K on January 4, 2008).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005 and to the form 8-K on January 4, 2008, respectively).

4.3	Form of Stockholder Protection Rights Agreement, between LHC Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (previously filed as Exhibit 4.1 to the Form 8-K on March 11, 2008).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LHC GROUP, INC.

Date: May 10, 2011	/s/ Peter J. Roman

Peter J. Roman
Executive Vice President and Chief Financial Officer (Principal financial officer)