Form 10-Q
period 2011-06-30
LHC Group, Inc
filed 2011-08-09
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-33989

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

Number of shares of common stock, par value $0.01, outstanding as of August 4, 2011: 18,789,453 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$9,212	$288
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $9,532 and $9,769, respectively	80,422	80,055
Other receivables	2,203	5,094
Amounts due from governmental entities	315	429

Total receivables, net	82,940	85,578
Deferred income taxes	6,516	5,941
Prepaid income taxes	9,225	5,326
Prepaid expenses	6,416	6,573
Other current assets	3,961	3,442

Total current assets	118,270	107,148
Property, building and equipment, net of accumulated depreciation of $18,651 and $15,329, respectively	29,190	26,862
Goodwill	164,755	157,338
Intangible assets, net of accumulated amortization of $1,933 and $1,499, respectively	59,781	54,051
Advance payment on acquisitions	—	6,947
Other assets	5,730	4,959

Total assets	$377,726	$357,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$17,266	$21,017
Salaries, wages, and benefits payable	29,254	27,289
Amounts due to governmental entities	3,203	3,159

Total current liabilities	49,723	51,465
Deferred income taxes	20,767	16,817

Total liabilities	70,490	68,282
Noncontrolling interest — redeemable	12,574	13,535
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 21,329,969 and 21,180,286 shares issued and 18,261,010 and 18,172,022 shares outstanding, respectively	183	181
Treasury stock — 3,068,959 and 3,008,264 shares at cost, respectively	(6,104)	(4,453)
Additional paid-in capital	93,085	91,017
Retained earnings	204,478	186,996

Total LHC Group, Inc. stockholders’ equity	291,642	273,741
Noncontrolling interest — non-redeemable	3,020	1,747

Total equity	294,662	275,488

Total liabilities and equity	$377,726	$357,305

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net service revenue	$161,015	$153,642	$322,798	$298,803
Cost of service revenue	86,216	78,737	175,172	152,725

Gross margin	74,799	74,905	147,626	146,078
Provision for bad debts	3,143	1,542	5,704	3,600
General and administrative expenses	52,154	49,686	107,195	95,453

Operating income	19,502	23,677	34,727	47,025
Interest expense	(195)	(25)	(290)	(50)
Non-operating income	4	593	177	622

Income before income taxes and noncontrolling interest	19,311	24,245	34,614	47,597
Income tax expense	6,549	7,979	11,710	15,489

Net income	12,762	16,266	22,904	32,108
Less net income attributable to noncontrolling interests	2,974	3,873	5,422	8,092

Net income attributable to LHC Group, Inc.	9,788	12,393	17,482	24,016
Redeemable noncontrolling interest	—	—	—	41

Net income available to LHC Group, Inc.’s common stockholders	$9,788	$12,393	$17,482	$24,057

Earnings per share — basic:
Net income attributable to LHC Group, Inc.	0.54	0.68	0.96	1.33
Redeemable noncontrolling interest	—	—	—	—

Net income available to LHC Group, Inc.’s common stockholders	$0.54	$0.68	$0.96	$1.33

Earnings per share — diluted:
Net income attributable to LHC Group, Inc.	0.53	0.68	0.95	1.32
Redeemable noncontrolling interest	—	—	—	—

Net income available to LHC Group, Inc.’s common stockholders	$0.53	$0.68	$0.95	$1.32

Weighted average shares outstanding:
Basic	18,278,479	18,118,197	18,247,238	18,080,077
Diluted	18,346,441	18,236,380	18,338,605	18,200,066

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands except share data)

(Unaudited)

	Common Stock					Retained Earnings	Non-controlling Interest Non Redeemable	Total Equity
	Issued		Treasury		Additional Paid-In Capital
	Amount	Shares	Amount	Shares
Balances at December 31, 2010	$181	21,180,286	$(4,453)	(3,008,264)	$91,017	$186,996	$1,747	$275,488
Net income	—	—	—	—	—	17,482	525	18,007 (1)
Acquired noncontrolling interest	—	—	—	—	—	—	1,372	1,372
Transfer of noncontrolling interest	—	—	—	—	206	—	163	369
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(816)	—	—	(816)
Noncontrolling interest distributions	—	—	—	—	—	—	(787)	(787)
Nonvested stock compensation	—	—	—	—	1,960	—	—	1,960
Issuance of vested restricted stock	—	134,804	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,074)	(36,536)	—	—	—	(1,074)
Repurchase of common stock	—	—	(577)	(24,159)	—	—	—	(577)
Excess tax benefits — vesting nonvested stock	—	—	—	—	294	—	—	294
Issuance of common stock under Employee Stock Purchase Plan	2	14,879	—	—	424	—	—	426

Balances at June 30, 2011	$183	21,329,969	$(6,104)	(3,068,959)	$93,085	$204,478	$3,020	$294,662

(1)	Net income excludes net income (loss) attributable to noncontrolling interest-redeemable of $4.9 million during the six months ending June 30, 2011. Noncontrolling interest-redeemable is reflected outside of permanent equity on the consolidated balance sheets. See Note 7 of the Condensed Consolidated Financial Statements.

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$22,904	$32,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,939	3,377
Provision for bad debts	5,704	3,601
Stock-based compensation expense	1,960	1,859
Deferred income taxes	3,375	190
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(4,254)	(5,206)
Prepaid expenses and other assets	5,984	2,650
Prepaid income taxes	(3,899)	(1,398)
Accounts payable and accrued expenses	(1,950)	4,265

Net cash provided by operating activities	33,763	41,446

Investing activities
Purchases of property, building and equipment	(5,761)	(5,713)
Cash paid for acquisitions, primarily goodwill, intangible assets and advance payments on acquisition	(11,770)	(20,215)

Net cash used in investing activities	(17,531)	(25,928)

Financing activities
Proceeds from line of credit	49,187	9,023
Payments on line of credit	(49,187)	(14,745)
Principal payments on debt	—	(171)
Payments on capital leases	(14)	(14)
Excess tax benefits from vesting of restricted stock	318	632
Proceeds from employee stock purchase plan	426	374
Noncontrolling interest distributions	(6,645)	(7,823)
Payments on repurchase of common stock	(577)	—
Purchase of additional controlling interest	(816)	(1,914)

Net cash used in financing activities	(7,308)	(14,638)

Change in cash	8,924	880
Cash at beginning of period	288	394

Cash at end of period	$9,212	$1,274

Supplemental disclosures of cash flow information
Interest paid	$290	$50

Income taxes paid	$11,956	$16,137

Supplemental disclosure of non-cash transactions:

Consideration for one of the Company’s acquisitions during the six months ended June 30, 2011 was a transfer of a 26.32% ownership interest in one of the Company’s wholly owned home health agencies. The transfer of the noncontrolling interest in the Company’s existing home health agencies was accounted for as an equity transaction, resulting in the Company recognizing additional paid in capital of $206,000 and additional noncontrolling interest of $294,000. Additionally, the Company acquired a majority ownership in three entities and recorded $1.2 million of noncontrolling interest related to the acquisitions.

In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. During the three months ended June 30, 2011, the Company obtained $1.1 million of treasury shares for tax payments on stock vestings.

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals (“LTACHs”). As of June 30, 2011, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Alabama, Arkansas, Georgia, Florida, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington and West Virginia.

Unaudited Interim Financial Information

The condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, and the related condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010, condensed consolidated statement of changes in equity for the six months ended June 30, 2011, condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 and related notes (collectively, these statements are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

2. Significant Accounting Policies

Reclassifications

A reclassification has been made to the June 30, 2010 Condensed Consolidated Statement of Income to conform to the 2011 presentation. Net service revenue and cost of services have been decreased by $816,000 and $1,538,000 for the three and six months ended June 30, 2010, respectively, related to fees the Company collects and subsequently pays to nursing homes primarily for room and board services provided to the Company’s hospice patients.

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

Critical Accounting Policies

The Company’s most critical accounting policies relate to the principles of consolidation, revenue recognition and accounts receivable and allowances for uncollectible accounts.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Equity joint ventures	49.8%	47.5%	50.3%	49.2%
Wholly-owned subsidiaries	47.4%	48.5%	46.5%	46.8%
License leasing arrangements	2.3%	2.6%	2.3%	2.5%
Management services	0.5%	1.4%	0.9%	1.5%

	100.0%	100.0%	100.0%	100.0%

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

The following table sets forth the percentage of net service revenue earned by category of payor for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Payor:
Medicare	79.8%	80.4%	79.7%	80.8%
Medicaid	2.4%	3.1%	2.4%	3.3%
Other	17.8%	16.5%	17.9%	15.9%

	100.0%	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment for the three months and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Home-based services	88.2%	88.3%	87.9%	88.3%
Facility-based services	11.8%	11.7%	12.1%	11.7%

	100.0%	100.0%	100.0%	100.0%

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

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. We believe the credit risk associated with our Medicare accounts, which represent 63.6% and 65.8% of our patient accounts receivable at June 30, 2011 and December 31, 2010, respectively, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average number of shares outstanding for basic per share calculation	18,278,479	18,118,197	18,247,238	18,080,077
Effect of dilutive potential shares:
Options	4,960	5,716	5,097	6,124
Nonvested stock	63,002	112,467	86,270	113,865

Adjusted weighted average shares for diluted per share calculation	18,346,441	18,236,380	18,338,605	18,200,066

Anti-dilutive shares	229,190	9,390	147,355	148,289

Adoption of New Accounting Standards

In August 2010, the FASB issued new accounting guidance which changes the presentation of insurance claims and related insurance recoveries. The guidance clarifies that insurance recoveries on medical malpractice claims and other similar contingent liabilities should not be presented net of the related claim liability. The new guidance was effective for the Company on January 1, 2011 and is applied on a prospective basis. Included in Other current assets at June 30, 2011 is $1.0 million for expected insurance recoveries.

Recently Issued Accounting Pronouncements

In July 2011, the FASB issued new accounting guidance that requires certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a separate line as a deduction from patient service revenue. The guidance also requires enhanced disclosure about the Company’s policies for recognizing revenue and assessing bad debts. The guidance further requires qualitative and quantitative disclosures about changes in the allowance for doubtful accounts. The Company will adopt the new guidance prospectively in the first quarter of 2012. While the adoption is prospective, disclosure requirements will be applied retrospectively for the periods presented in the Company’s filings subsequent to adoption. The Company does not expect the adoption of the new guidance to have a material effect on the Company’s financial condition, results of operations, or cash flows.

3. Acquisitions and Disposals

Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired five home health entities and eight hospices during the six months ended June 30, 2011. As a result of the acquisitions, the Company maintains an ownership interest in the entities set forth below.

Acquired Entity	Ownership Percentage	State of Operations	Acquisition Date
LHCG XX, III	75%	KY	01/01/2011
LHCG XXII, LLC	100%	AL	01/01/2011
Vital Hospice, Inc.	100%	LA	01/01/2011
LHCG XIX, LLC	75%	FL	02/01/2011
Texas Health Care Group of Texarkana, LLC	73.68%	TX	03/01/2011
LHCG XXV, LLC	100%	MO	04/01/2011
LHCG XXIX, LLC	67%	AL	04/05/2011

Each of the acquisitions was accounted for under the acquisition method of accounting, and accordingly, the accompanying condensed consolidated financial statements include the results of operations of each acquired entity from the date of acquisition.

The total purchase price for the Company’s acquisitions was $12.3 million, which was paid primarily in cash. The purchase prices are determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows. Consideration for one of the Company’s acquisitions was a transfer of a 26.32% ownership interest in one of the Company’s wholly owned home health agencies. The transfer of the noncontrolling interest in the Company’s existing home health agency was accounted for as an equity transaction, resulting in the Company recognizing additional paid in capital of $206,000.

The Company’s home-based segment recognized goodwill of $7.4 million, including $658,000 of noncontrolling goodwill. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The following table summarizes the consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired (all amounts are in thousands).

Consideration
Cash	$11,770
Equity instruments (the Company exchanged a noncontrolling interest in one of its entities)	369
Working capital	142

Fair value of total consideration transferred	$12,281

Acquisition-related costs (included in general and administrative expenses)	$403

Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	$4,471
Certificate of need/license	1,354
Other identifiable intangible assets	398
Other assets	13

Total identifiable assets	$6,236

Noncontrolling interest	$1,372
Goodwill, including noncontrolling interest of $658,000	$7,417

Trade names, certificates of need and licenses are indefinite-lived assets and, therefore, not subject to amortization. The other identifiable assets include non-compete agreements that are amortized over the life of the agreements ranging from two to five years. Noncontrolling interest is valued at fair value by applying a discount to the value of the acquired entity for lack of control. The fair value of the acquired intangible assets is preliminary pending the final valuations of those assets.

During the six months ended June 30, 2011, the Company purchased additional ownership interests in two of its joint ventures. The total purchase price for the additional ownership was $816,000 and was accounted for as an equity transaction, resulting in the Company reducing additional paid in capital by $816,000.

4. Goodwill and Intangibles

The changes in recorded goodwill by segment for the six months ended June 30, 2011 were as follows (amounts in thousands):

Six Months Ended June 30, 2011
Home-based services segment:
Balance at beginning of period	$145,747
Goodwill from acquisitions	6,759
Goodwill related to noncontrolling interest	658

Balance at June 30, 2011	$153,164

Facility-based services segment:
Balance at beginning of period	$11,591

Balance at June 30, 2011	$11,591

Consolidated balance at June 30, 2011	$164,755

The following table summarizes the changes in intangible assets during the six months ended June 30, 2011 (amounts in thousands):

	Trade Names	Certificate of Need/ License	Other Intangibles	Total
Balance at December 31, 2010	$45,369	$7,207	$1,475	$54,051
Additions	4,471	1,354	398	6,223
Write off	—	(59)	—	(59)
Amortization	—	—	(434)	(434)

Balance at June 30, 2011	$49,840	$8,502	$1,439	$59,781

Other intangible assets of $57.9 million, net of accumulated amortization, related to the home-based services segment and $1.8 million related to the facility-based services segment as of June 30, 2011.

5. Stockholders’ Equity

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

Share Based Compensation

Nonvested Stock

During the six months ended June 30, 2011, 15,200 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. The shares issued under our 2005 Director Compensation Plan were drawn from the 1,500,000 shares reserved and available for issuance under our 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the six months ended June 30, 2011, 132,470 nonvested shares were granted to employees pursuant to the 2010 Incentive Plan. The shares generally vest over a five year period, conditioned on continued employment for the full incentive period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair value of nonvested shares granted during the six months ended June 30, 2011 was $27.21.

The following table represents the nonvested stock activity for the six months ended June 30, 2011:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding at December 31, 2010	502,304	$23.79
Granted	147,670	27.21
Vested	(134,804)	$23.77

Nonvested shares outstanding at June 30, 2011	515,170

As of June 30, 2011, there was $10.6 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 3.4 years. The total fair value of shares vested during the six months ended June 30, 2011 and 2010 was $3.2 million and $2.3 million, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company recorded $2.0 million and $1.9 million of compensation expense related to nonvested stock grants in the six months ended June 30, 2011 and 2010, respectively.

Employee Stock Purchase Plan

The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There were 250,000 shares reserved for the plan. The table below details the shares issued during 2011.

	Number of Shares	Per share price
Shares available as of January 1, 2010	149,723
Shares issued during three months ended March 31, 2011	8,043	$28.50
Shares issued during three months ended June 30, 2011	6,836	$28.50

Shares available as of June 30, 2011	134,844

Stock Options

As of June 30, 2011 15,000 options were issued and exercisable. During the six months ended June 30, 2011, no options were exercised or forfeited and no options were granted.

Treasury Stock

In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. During the six months ended June 30, 2011, the Company redeemed 36,536 shares of common stock valued at $1.1 million, related to these tax obligations.

Stock Repurchase Program

In October 2010, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). The Company anticipates that it will finance the Stock Repurchase Program with cash from general corporate funds, or draws under the Company’s Credit Facility. The Company may repurchase shares of common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations.

The Company uses the cost method to account for the repurchase of common stock and the average cost method to account for reissuance of treasury shares. During the six months ended June 30, 2011, the Company repurchased 24,159 shares of common stock at an aggregate cost of $577,000, including commissions, or an average cost per share of $23.93. The remaining dollar value of shares authorized to be purchased under the share repurchase program is $49.4 million at June 30, 2011.

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

On July 13, 2009, the Company reported an administrative subpoena from the Inspector General of the Office of Personnel Management (“OPM”). OPM is an administrative agency responsible for overseeing the Federal Employees Health Benefit Program (“FEHBP”). Although the subpoena was issued by OPM, the Company learned on July 9, 2009 that the scope of the review is not limited to the FEHBP, but also extends to services provided to Medicare beneficiaries and is accordingly under the jurisdiction of the Department of Health and Human Services Office of Inspector General (“OIG”). At this time, the Company understands the basis of this investigation is the result of a qui tam complaint under the federal false claims act, which is currently under seal, filed with the United States District Court for the Western District of Louisiana. The investigation is being performed by the United States Department of Justice (“DOJ”) and centers on the results of quality reviews performed by a sub contracted third party between 2005 and 2008 and the Company’s response to the results of those quality reviews. During the three month period ended June 30, 2011, the Company engaged consultants to assist the Company in responding to the DOJ’s investigation. Although the Company and its consultants are continuing to review the medical records at issue in the investigation, the issues raised by the government are complex and there can be no assurance that it will agree with our analysis. Although, the Company cannot predict the outcome of this investigation, it is reasonably possible the outcome could be material to the Company’s operations and results. No range of potential loss can be reasonably estimated at this time and no reserve has been recorded. The Company will continue to cooperate with the government and provide responsive information related to this investigation and when appropriate, the Company will continue to engage experts to assist in the Company’s response to the investigation.

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

On December 21, 2010, the plaintiff filed a Petition for a Writ of Certiorari with the United States Supreme Court. On February 28, 2011, the United States Supreme Court invited the Solicitor General of the United States the opportunity to submit a brief in this case. On June 27, 2011, the United States Supreme Court denied the plaintiff’s petition for a Writ of Certiorari.

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

7. Noncontrolling interest

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

The following table summarizes the activity of noncontrolling interest-redeemable for the six months ended June 30, 2011 (amounts in thousands):

Balance as of December 31, 2010	$13,535
Net income attributable to noncontrolling interest-redeemable	4,897
Noncontrolling interest-redeemable distributions	(5,858)
Balance at June 30, 2011	12,574

8. Allowance for Uncollectible Accounts

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts:

	Beginning of Year Balance	Additions and Expenses	Deductions	End of Period Balance
	(In thousands)
At June 30, 2011	$9,769	$5,704	$5,941	$9,532

9. Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity.

10. Segment Information

The Company’s segments consist of home-based services and facility-based services. Home-based services include home nursing services and hospice services. Facility-based services include long-term acute care services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

	Three Months Ended June 30, 2011
	Home- Based Services	Facility- Based Services	Total
	(in thousands)
Net service revenue	$141,984	$19,031	$161,015
Cost of service revenue	74,733	11,483	86,216
Provision for bad debts	2,998	145	3,143
General and administrative expenses	47,456	4,698	52,154

Operating income	16,797	2,705	19,502

Interest expense	(175)	(20)	(195)
Non-operating income (loss)	(9)	13	4

Income before income taxes and noncontrolling interest	16,613	2,698	19,311
Income tax expense	5,917	632	6,549

Net Income	10,696	2,066	12,762
Noncontrolling interest	2,687	287	2,974

Net Income attributable to LHC Group, Inc.	8,009	1,779	9,788

Total assets	$342,608	$35,118	$377,726

	Three Months Ended June 30, 2010
	Home- Based Services	Facility- Based Services	Total
	(in thousands)
Net service revenue	$135,738	$17,904	$153,642
Cost of service revenue	68,685	10,052	78,737
Provision for bad debts	1,337	205	1,542
General and administrative expenses	45,341	4,345	49,686

Operating income	20,375	3,302	23,677

Interest expense	(23)	(2)	(25)
Non-operating income	584	9	593

Income before income taxes and noncontrolling interest	20,936	3,309	24,245
Income tax expense	7,221	758	7,979

Net Income	13,715	2,551	16,266
Noncontrolling interest	3,417	456	3,873

Net Income attributable to LHC Group, Inc.	$10,298	$2,095	$12,393

Total assets	$296,462	$34,736	$331,198

	Six Months Ended June 30, 2011
	Home- Based Services	Facility- Based Services	Total
	(in thousands)
Net service revenue	$283,785	$39,013	$322,798
Cost of service revenue	151,823	23,349	175,172
Provision for bad debts	5,406	298	5,704
General and administrative expenses	97,520	9,675	107,195

Operating income	29,036	5,691	34,747

Interest expense	(261)	(29)	(290)
Non-operating income	142	35	177

Income before income taxes and noncontrolling interest	28,917	5,697	34,614
Income tax expense	10,594	1,116	11,710

Net Income	18,323	4,581	22,904
Noncontrolling interest	4,782	640	5,422

Net Income attributable to LHC Group, Inc.’s common stockholders	13,541	3,941	17,482

Total assets	$342,608	$35,118	$377,726

	Six Months Ended June 30, 2010
	Home- Based Services	Facility- Based Services	Total
	(in thousands)
Net service revenue	$263,694	$35,109	$298,803
Cost of service revenue	132,586	20,139	152,725
Provision for bad debts	3,291	309	3,600
General and administrative expenses	86,834	8,619	95,453

Operating income	40,983	6,042	47,025

Interest expense	(45)	(5)	(50)
Non-operating income (loss)	625	(3)	622

Income before income taxes and noncontrolling interest	41,563	6,034	47,597
Income tax expense	13,980	1,509	15,489

Net Income	27,583	4,525	32,108
Noncontrolling interest	7,184	908	8,092

Net Income attributable to LHC Group, Inc.’s common stockholders	$20,399	$3,617	$24,016

Redeemable noncontrolling interest	—	41	41
Net income available to LHC Group, Inc.’s common stockholders	$20,399	$3,658	$24,057

Total assets	$296,462	$34,736	$331,198

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after June 30, 2011;

•	our critical accounting policies;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	the impact of legal proceedings;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.

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

OVERVIEW

We provide post-acute health care services by providing quality cost-effective health care services to our patients. As of June 30, 2011, we had 315 service providers in 19 states: Alabama, Arkansas, Georgia, Florida, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington and West Virginia. Our services are classified into two segments: (1) home-based services offered through our home nursing agencies and hospices; and (2) facility-based services offered through our long-term acute care hospitals (“LTACHs”).

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of June 30, 2011, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	260
Hospice	32
Private Duty	4
Specialty Services	3
Management Companies	4

303

Of our 303 home-based services locations, 161 are wholly-owned by us, 130 are majority-owned by us through joint ventures, eight are license lease arrangements and we manage the operations of the remaining four locations. We intend to increase the number of home nursing agencies and hospice locations that we operate through continued acquisitions and development.

We provide facility-based services through our LTACHs. As of June 30, 2011, we owned and operated nine LTACH locations, of which all but one are located within host hospitals. We also owned and operated one medical equipment location, a health club and a pharmacy. Of these 12 facility-based services locations, seven are wholly-owned by us and five are majority-owned through joint ventures. In March 2011, we terminated our management agreement with our inpatient rehabilitation facility.

The percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Home-based services	88.2%	88.3%	87.9%	88.3%
Facility-based services	11.8%	11.7%	12.1%	11.7%

	100.0%	100.0%	100.0%	100.0%

Recent Developments

Home-Based Services

Home Nursing. In March 2010, the Patient Protection and Affordable Care Act was enacted and was amended shortly afterwards by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively referred to as the “Affordable Care Act”). The Affordable Care Act makes a number of changes to Medicare payment rates, including the reinstatement of the 3% home health rural add-on, which began on April 1, 2010 (expiring January 1, 2016). Other changes from the Affordable Care Act that began on or after January 1, 2011 are:

•	a reduction in the market basket adjustment to be determined by The Centers for Medicare & Medicaid Services (“CMS”) for the calendar years 2011, 2012 and 2013 by 1%;

•	a full productivity adjustment beginning in 2015; and

•	rebasing of the base payment rate for Medicare beginning in 2014 and phasing in over a four year period — the amount of the rebasing is uncertain at this time.

On November 2, 2010, CMS issued the final rule covering payment rates for home health services in calendar year (“CY”) 2011. CMS set the base payment rate for Medicare home nursing at $2,192.07 per 60-day episode for CY 2011, a decrease of 5.2% from the CY 2010 base payment rate of $2,312.94. The decrease for CY 2011 includes the following adjustments to the base rate, as compared to the CY 2010 base rate, in accordance with the Affordable Care Act: (1) a reduction of 1% to the 2.1% inflation update increase to the market basket; (2) a 3.79% case-mix weight adjustment decrease; and (3) a shift of the outlier payment allowance beginning in 2011 that will result in a one-time 2.5% reduction to the base payment rate. These changes are effective for all episodes completed during 2011. Accordingly, all episodes in progress at December 31, 2010 were impacted.

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

On July 6, 2011, CMS issued the Medicare home health reimbursement proposal for FY 2012, which would reduce the national standardized episodic payment rate to $2,112.37 from the current $2,192.07, a 3.56% reduction. The reduction includes a 1.5% market basket increase that became effective subsequent to the 1.0% reduction that was mandated by the Affordable Care Act and a 5.06% coding creep reduction. CMS is proposing additional flexibility to the face-to-face requirements, allowing physicians who attended the patient in acute or post-acute settings to inform the certifying physician of their encounter with the patient. CMS also proposes, through a budget neutral process, to remove two hypertension codes from the case-mix system and also to lower payments for high therapy episodes, but would recalibrate all the case-mix weights to ensure that the total aggregate payments remain the same. The proposed rule is subject to the standard 60-day open comment period with a final rule expected to be published in late October or early November, 2011.

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

On July 29, 2011, CMS issued its final rule for hospice for FY 2012 which increases Medicare reimbursement payments by 2.5%. The 2.5% increase consists of a 3.0% inflationary market basket update offset by a 0.5% reduction for the third year of CMS’ seven-year phase-out of its wage index budget neutrality adjustment factor. The final rule also will:

•

Change the way CMS counts hospice patients for the 2012 cap accounting year and beyond. The final policy for counting the number of Medicare hospice beneficiaries in care for a given cap year calculates the cap based on the number of days of care the patient received in that cap year for each hospice. This rule also finalized that the new counting method be applied to past cap years in certain instances.

•	Allow hospice providers who do not want a change in their patient counting method to elect to continueusing the current method.

•	Allow any hospice physician to perform the face-to-face encounter regardless of whether that same physician recertifies the patient’s terminal illness and composes the recertification narrative.

•

Implement a hospice quality reporting program, which includes a timeframe for reporting, as required by section 3004 of the Affordable Care Act. The measures that are being adopted in this final rule for the FY 2014 program are one measure endorsed by the National Quality Forum related to pain management and one structural measure that assesses whether a hospice administers a Quality Assessment and Performance Improvement (QAPI) program that contains at least three indicators related to patient care.

The final rule will take effect on October 1, 2011.

Facility-Based Services

LTACHs. On July 30, 2010, CMS issued a final rule establishing FY 2011 policies and payment rates for inpatient services furnished to Medicare beneficiaries by acute care and long term care hospitals (LTACHs). The federal standard rate for 2011 LTACH-PPS rate year (“RY”), which began October 1, 2010 and ends September 30, 2011, is $39,600 per Medicare discharge and the high cost outlier threshold is $18,785. This is a decrease of 0.8% from the RY 2010 standard rate of $39,896 and an increase of 1.9% from the RY 2010 high cost outlier threshold of $18,425. Pursuant to the final rule, CMS also updated LTACH rates by increasing the market basket by 2.5%, but reducing the inflation update by 0.5% as required by the Affordable Care Act. Further, CMS applied an adjustment of negative 2.5% to the LTACH standard payment rate to account for the estimated increase in spending in FYs 2008 and 2009 due to documentation and coding that did not reflect increases in patients’ severity of illness. CMS estimated that aggregate payments to LTACHs would increase by approximately 0.5%, taking into account all provisions in the final rule that would affect spending.

On August 1, 2011, CMS released its rule for LTACH Medicare reimbursement for FY 2012, which spans from October 1, 2011 through September 30, 2012. In aggregate, payments for FY 2012 will increase 2.5% from FY 2011. Included in the final regulations is (1) a 2.9% market basket increase to the standard payment rate; (2) an aggregate reduction in the standard payment rate of 1.1% mandated by the Affordable Care Act; and (3) a reduction in the high cost outlier threshold per discharge from $18,785 in FY 2011 to $17,931 in FY 2012. The final rule would result in a 1.8% increase in average Medicare payments to LTACHs. Some of the other changes in the final rule include:

•	Three quality measures to begin reporting October 1, 2012 and will affect payment in FY 2014.

•	Clarification that the 25-day ALOS calculation includes both traditional Medicare Fee-For-Service and Medicare Advantage stays but this calculation will begin January 1, 2012.

The final rule will take effect on October 1, 2011.

Results of Operations

Consolidated

The following table summarizes our consolidated results of operations (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Net service revenue	$161,015		$153,642		$322,798		$298,803
Cost of services	86,216	53.5%(1)	78,737	51.2%(1)	175,172	54.3%(1)	152,725	51.1%(1)
General and administrative expenses	52,154	32.4%(1)	49,686	32.3%(1)	107,195	33.2%(1)	95,453	31.9%(1)
Provision for bad debt	3,143	2.0%(1)	1,542	1.0%(1)	5,704	1.8%(1)	3,600	1.2%(1)
Income tax expense	6,549	40.1%(2)	7,979	39.2%(2)	11,710	40.1%(2)	15,489	39.2%(2)
Noncontrolling interest	2,974		3,873		5,422		8,092
Total non-operating income (expense)	(191)		568		(113)		572

Net income attributable to LHC Group, Inc.	$9,788		$12,393		$17,482		$24,016

(1)	Percentage of consolidated net service revenue
(2)	Percentage of income from continuing operations attributable to LHC Group, Inc.

Net Service Revenue

Consolidated net service revenue for the three months ended June 30, 2011 was $161.0 million, an increase of $7.4 million, or 4.8%, from $153.6 million for the three months ended June 30, 2010.

Home-Based Services. Net service revenue for home-based services for the three months ended June 30, 2011 was $142.0 million, an increase of $6.3 million, or 4.6%, from $135.7 million for the three months ended June 30, 2010. Total admissions increased 11.8% to 25,980 during the current period, compared to 23,233 for the same period in 2010. Average home-based patient census for the three months ended June 30, 2011 increased 9.2% to 34,867 patients as compared to 31,941 patients for the three months ended June 30, 2010.

Net service revenue for home-based services for the six months ended June 30, 2011 was $283.8 million, an increase of $20.1 million, or 7.6%, from $263.7 million for the six months ended June 30, 2010. Total admissions increased 16.2% to 53,093 during the current period, versus 45,703 for the same period in 2010. Average home-based patient census for the six months ended June 30, 2011, increased 10.7% to 35,002 patients as compared to 31,611 patients for the six months ended June 30, 2010.

Organic growth for total admissions was 5.1% compared to 2.3% for the three months ended June 30, 2011 and 2010, respectively. Organic growth is generated by population growth in areas covered by mature agencies, agencies five years old or older, and by increased market share in acquired and developing agencies. Historically, acquired agencies have the highest growth in admissions and average census in the first 24 months after acquisition, and have the highest contribution to organic growth, measured as a percentage, in the second full year of operation after the acquisition.

The primary strategies to increase organic growth include differentiating ourselves from our competitors through our care services and quality outcomes, focusing our sales efforts on our agencies, in particular agencies acquired in the last three years, which have not fully developed their coverage in secondary markets and developing “Greenfield” opportunities. Greenfield opportunities exist in secondary markets with three service delivery alternatives:

1.	Traditional branch or denovo locations;

2.	Drop site or virtual office; or

3.	Utilizing Point of Care technology.

These strategies align with our goal of being the leading provider of home health services in all licensed coverage areas.

As detailed in the tables below, total organic home-based revenue for the three months ended June 30, 2011, decreased 0.8% compared to the three months ended June 30, 2010, organic Medicare revenue decreased 3.0%. The primary cause for the decrease in organic revenue in the home-based segment was the CMS rule for 2011, which reduced Home Health Medicare rates by 5.2%. Patient acuity also decreased by 3% during the three months ended June 30, 2011. This reduction was offset by growth in home health commercial revenue and in Hospice net service revenue.

Three Months Ended June 30, 2011 (in thousands except census and episode data)

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth %	Acquired(4)	Total	Total Growth %
Revenue	$134,050	$539	$134,589	(0.8)%	$7,395	$141,984	4.6%
Revenue Medicare	$108,194	$455	$108,649	(3.0)%	$6,110	$114,759	2.5%
New Admissions	24,273	135	24,408	5.1%	1,572	25,980	11.8%
New Medicare Admissions	17,186	104	17,290	1.7%	1,093	18,383	8.1%
Average Census	33,293	202	33,495	4.9%	1,372	34,867	9.2%
Average Medicare Census	25,815	173	25,988	2.0%	1,058	27,046	6.1%
Episodes	42,840	184	43,024	6.2%	1,517	44,541	10.0%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Six Months Ended June 30, 2011 (in thousands except census and episode data)

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth %	Acquired(4)	Total	Total Growth %
Revenue	$269,261	$1,097	$270,358	2.5%	$13,427	$283,785	7.6%
Revenue Medicare	$217,133	$938	$218,071	0%	$10,945	$229,016	5.1%
New Admissions	49,831	277	50,108	9.6%	2,985	53,093	16.2%
New Medicare Admissions	35,530	205	35,735	5.8%	2,079	37,814	12.0%
Average Census	33,498	187	33,685	6.6%	1,317	35,002	10.7%
Average Medicare Census	25,981	158	26,139	3.2%	990	27,129	7.1%
Episodes	83,525	474	83,999	6.0%	2,608	86,607	9.3%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Facility-Based Services. Net service revenue for facility-based services for the three months ended June 30, 2011, was $19.0 million, an increase of $1.1 million, or 6.1%, from $17.9 million for the three months ended June 30, 2010.

Net service revenue for the facility-based services for the six months ended June 30, 2011, was $39.0 million, an increase of $3.9 million, or 11.1%, from $35.1 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, the facility based services experienced a decrease in occupancy and a decrease in patient acuity resulting in a decrease in net service revenue for the six months ended June 30, 2011. The decrease in net service revenue, however, was offset by $6.0 million of additional revenue from an LTACH acquired in June of 2010.

Cost of Service Revenue

Cost of service revenue for the three months ended June 30, 2011 was $86.2 million, an increase of $7.5 million, or 9.5%, from $78.7 million for the three months ended June 30, 2010. Cost of service revenue represented approximately 53.5% and 51.2% of net service revenue for the three months ended June 30, 2011 and 2010, respectively.

Cost of service revenue for the six months ended June 30, 2011 was $175.2, an increase of $22.5 million, or 14.7%, from $152.7 million for the six months ended June 30, 2010. Cost of service revenue represented approximately 54.3% and 51.1% of net service revenue for the six months ended June 30, 2011 and 2010, respectively.

Because net service revenue in the home-based services segment was reduced by the 5.2% CMS rate cut during the three and six months ended June 30, 2011, cost of service revenue as a percentage of net service revenue increased.

Home-Based Services. Cost of home-based service revenue for the three months ended June 30, 2011 was $74.7 million, an increase of $6.0 million, or 8.7%, from $68.7 million for the three months ended June 30, 2010. Cost of home-based service revenue for the six months ended June 30, 2011 was $151.8 million, an increase of $19.2 million, or 14.5%, from $132.6 million for the six months ended June 30, 2010.

The following table summarizes Home-Based Services cost of service revenue (amounts in thousands):

	Three Months Ended June 30,						Six months Ended June 30,
	2011			2010			2011			2010
Salaries, wages and benefits	$64,395	45.4	%(1)	$59,427	43.8	%(1)	$131,425	46.3	%(1)	$115,068	43.6	%(1)
Transportation	6,013	4.2%		4,845	3.6%		11,493	4.0%		9,316	3.5%
Supplies and services	4,325	3.0%		4,413	3.3%		8,905	3.1%		8,202	3.1%

	74,733	52.5%		$68,685	50.6%		$151,823	53.5%		$132,586	50.3%

(1)	Percentage of home-based net service revenue

Facility-Based Services. Cost of facility-based service revenue for the three months ended June 30, 2011 was $11.5 million, an increase of $1.4 million, or 13.9%, from $10.1 million for the three months ended June 30, 2010. Cost of service revenue as a percentage of facility-based services revenue was 60.3% for the three months ended June 30, 2011 compared to 56.1% for the three months ended June 30, 2010.

Cost of facility-based service revenue for the six months ended June 30, 2011 was $23.3 million, an increase of $3.2 million, or 15.9%, from $20.1 million for the six months ended June 30, 2010. Cost of service revenue as a percentage of facility-based services revenue was 59.8% for the six months ended June 30, 2011 compared to 57.4% for the six months ended June 30, 2010.

The increase in cost of service revenue as a percentage of net service revenue for the periods ending June 30, 2011 compared to the same periods ending June 30, 2011 relates to an increase in pharmaceutical cost and usage at our LTACH locations.

The following table summarizes Facility-Based Services cost of service revenue (amounts in thousands):

	Three Months Ended June 30,						Six months Ended June 30,
	2011			2010			2011			2010
Salaries, wages and benefits	$6,572	34.5	%(1)	$6,149	34.3	%(1)	$13,354	34.2	%(1)	$12,290	35.0	%(1)
Transportation	53	0.3%		35	0.2%		90	0.2%		67	0.2%
Supplies and services	4,858	25.5%		3,868	21.6%		9,905	25.4%		7,782	22.2%

	$11,483	60.3%		$10,052	56.1%		$23,349	59.8%		$20,139	57.4%

(1)	Percentage of facility-based net service revenue

Provision for Bad Debts

Provision for bad debts for the three months ended June 30, 2011 was $3.1 million, an increase of $1.6 million, from $1.5 million for the three months ended June 30, 2010. For the three months ended June 30, 2011, the provision for bad debts as a percentage of net service revenue was 2.0% compared to 1.0% for the three months ended June 30, 2010.

Provision for bad debts for the six months ended June 30, 2011 was $5.7 million, an increase of $2.1 million, from $3.6 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, the provision for bad debts as a percentage of net service revenue was 1.8% compared to 1.2% for the six months ended June 30, 2010.

The increase in provision for bad debt as a percentage of net service revenue was caused by the increase in commercial receivables both in dollars and as a percentage of total receivables. Commercial claims are not collected as efficiently as Medicare or Medicaid claims, and as the Company’s commercial payor revenue increases, these claims will continue to increase in significance in the aging of accounts receivables.

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

General and administrative expenses for the three months ended June 30, 2011 were $52.2 million, an increase of $2.5 million or 5.0%, compared to $49.7 million for the three months ended June 30, 2010. General and administrative expenses as a percent of net service revenue were 32.4% and 32.3% for the three months ended June 30, 2011 and 2010, respectively.

General and administrative expenses for the six months ended June 30, 2011 were $107.2, an increase of $11.7 million or 12.3%, compared to $95.5 million for the six months ended June 30, 2010. General and administrative expenses as a percent of net service revenue were 33.2% and 31.9% for the six months ended June 30, 2011 and 2010, respectively.

Home-Based Services. General and administrative expenses in the home-based services for the three months ended June 30, 2011 were $47.5 million, an increase of $2.2 million or 4.9% from $45.3 million for the three months ended June 30, 2010. Included in General and administrative expenses for the three months ended June 30, 2011 were $930,000 in legal and consulting costs associated with our ongoing investigations. See Part I Item 1. Condensed Financial Statements, Footnote 6 Commitments and Contingencies for additional information regarding these investigations. General and administrative expenses as a percent of net service revenue remained consistent between the three months ended June 30, 2011 and 2010 at 33.4%.

General and administrative expenses in the home-based services for the six months ended June 30, 2011 were $97.5 million, an increase of $10.7 million or 12.3% from $86.8 million for the six months ended June 30, 2010. Included in General and administrative expenses for the six months ended June 30, 2011 were $1.1 million in legal and consulting costs associated with our ongoing investigations. See Part I Item 1. Condensed Financial Statements, Footnote 6 Commitments and Contingencies for additional information regarding these investigations. General and administrative expenses in the home-based segment represented approximately 34.4% and 32.9% of net service revenue for the six months ended June 30, 2011 and 2010, respectively.

During the first quarter of 2011 we incurred expenses related to training clinicians on the new face-to-face requirements of the CMS regulations, billing system conversion costs and severance costs which increased G&A costs in that quarter and in the six month period ended June 30, 2011 compared to the prior year.

Facility-Based Services. General and administrative expenses in the facility-based services for the three months ended June 30, 2011 were $4.7 million, an increase of $400,000 or 9.3% from $4.3 million for the three months ended June 30, 2010. General and administrative expenses in the facility-based services segment as a percentage of net service revenue were 24.7% and 24.3% for the three months ended June 30, 2011 and 2010, respectively.

General and administrative expenses in the facility-based services for the six months ended June 30, 2011 were $9.7 million, an increase of $1.1 million or 12.8% from $8.6 million for the six months ended June 30, 2010. General and administrative expenses in the facility-based services segment as a percentage of net service revenue were 24.8% and 24.5% for the six months ended June 30, 2011 and 2010, respectively.

Income Tax Expense

The effective tax rates for the three and six months ended June 30, 2011 and 2010 were 40.1% and 39.2% of income from continuing operations attributable to LHC Group, Inc., respectively. The increase in the effective tax rate relates to the change in the mix of taxable income by state between the periods.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $3.0 million and $3.9 million for the three months ended June 30, 2011 and 2010, respectively. Noncontrolling interests represented 15.4% and 16.0% of income before income taxes and noncontrolling interest for the three months ended June 30, 2011 and 2010, respectively. Beginning in 2009, a majority of our joint venture transactions resulted in minority owners holding a 25% ownership interest in the venture. Prior to that, nearly all joint venture transactions resulted in minority owners holding a 33% ownership interest in the joint venture. These, along with the operating results of the joint ventures themselves, have resulted in a decrease in noncontrolling interest as a percentage of income before income taxes and noncontrolling interest.

Net income attributable to noncontrolling interests was $5.4 million and $8.1 million for the six months ended June 30, 2011 and 2010, respectively. Noncontrolling interests represented 15.7% and 17.0% of income before income taxes and noncontrolling interest for the six months ended June 30, 2011 and 2010, respectively.

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

The following table summarizes changes in cash (amounts in thousands):

	Six Months Ended June 30,
	2011	2010
Cash provided by operating activities	$33,763	$41,446
Cash used in investing activities	(17,531)	(25,928)
Cash used in financing activities	(7,308)	(14,638)

Change in cash	8,924	880
Cash and cash equivalents at beginning of period	288	394

Cash and cash equivalents at end of period	$9,212	$1,274

Cash provided by operating activities decreased $7.7 million during the six months ended June 30, 2011, primarily due to lower net income in the period.

Investing cash outflows decreased $8.4 million during the six months ended June 30, 2011, primarily due to lower acquisition volume in the period.

Financing cash outflows decreased $7.3 million during the six months ended June 30, 2011. The decrease was the result of paying off amounts outstanding on our line of credit in 2010 and lower noncontrolling interest distributions in 2011.

Accounts Receivable and Allowance for Uncollectible Accounts

At June 30, 2011, the Company’s allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 10.6%, or $9.5 million, compared to 10.9% or $9.8 million at December 31, 2010. Days sales outstanding as of June 30, 2011 and December 31, 2010 was 45 days and 44 days, respectively. Our calculation of days sales outstanding is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts) at June 30, 2011 and December 31, 2010 by our average daily net patient revenues for the three months period ended June 30, 2011 and December 31, 2010, respectively.

The following table sets forth as of June 30, 2011, the aging of accounts receivable (based on the end of episode date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable (amounts in thousands):

	0-90	91-180	181-365	Over 365	Total
Payor
Medicare	$44,573	$7,594	$3,657	$1,403	$57,227
Medicaid	2,454	727	343	101	3,625
Other	16,602	6,519	4,394	1,587	29,102

Total	$63,629	$14,840	$8,394	$3,091	$89,954

Allowance as a percentage of receivables	3.8%	10.8%	33.6%	87.1%	10.6%

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

Indebtedness

As of June 30, 2011 and December 31, 2010, the Company issued a letter of credit valued at $3.4 and $2.9 million, respectively. The Company had no other debt outstanding as of June 30, 2011 and had $75.0 million available under its line of credit.

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

The Company’s Credit Facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to the Company’s business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases, up to 2.0 million shares. Under the Credit Facility, the Company is also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth and leverage ratios. At June 30, 2011, the Company believes it was in compliance with all covenants.

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

Medicare

Home-Based Services

Home Nursing Services. We are reimbursed by Medicare for delivering care over a 60-day period referred to as an episode. We recognize revenue based on the number of days elapsed during an episode of care within the appropriate reporting period.

A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for anticipated payment (“RAP”). The Company submits a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed. Final payments from Medicare may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required in the population base. We estimate all potential adjustments to an episode based on the best information available as the services are provided and prior to recognizing revenue or presenting the final bill. Therefore, historically, we have recorded little or no adjustments at the time payment is received. Although our estimates are based on historical experience using the best information available at the time we provide service, final payments could differ from our estimates.

Hospice Services. We are paid by Medicare under a per diem payment system. We receive one of four predetermined daily or hourly rates based upon the level of care we furnished. We record net service revenue from hospice services based on the daily or hourly rate and recognize revenue as these hospice services are provided.

Hospice payments are also subject to an inpatient cap and an overall payment cap. The inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services. The overall payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” which is calculated by multiplying the number of beneficiaries receiving services during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. We monitor our limits on a provider-by-provider basis. While historically we have not exceeding these caps, our revenue could be affected if we exceed the cap limits in the future.

Facility-Based Services

Long-Term Acute Care Services. The Company is reimbursed by Medicare for services provided at our LTACHs based on a predetermined fixed amount intended to reflect the average cost of treating a Medicare patient. The actual amount reimbursed can be adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted. Similar to the home health Medicare reimbursement, we estimate the adjustment based on a historical average and record revenue considering such adjustment. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Revenue is recognized for the Company’s LTACHs as services are provided. Although our estimates are based on historical experience using the best information available at the time we provide service, final payments could differ from our estimates.

Medicaid, managed care and other payors

Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided. Therefore, revenue is recognized for Medicaid services as the services are provided based on this fee schedule. Managed care payors reimburse us in a manner similar to either Medicare or Medicaid. Accordingly, we recognize revenue from managed care payors in the same manner as we recognize revenue from Medicare or Medicaid.

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

The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent 63.6% and 65.8% of our patient accounts receivable at June 30, 2011 and December 31, 2010, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

The amount of the provision for bad debts is based upon our assessment of historical and expected net collections, business and economic conditions and trends in government reimbursement. Quarterly, we perform a detailed review of historical writeoffs and recoveries as well as recent collection trends. Uncollectible accounts are written off when the Company has exhausted collection efforts and concluded the account will not be collected.

Although our estimated reserves for uncollectible accounts are based on historical experience and the most current collection trends, this process requires significant judgment and interpretation of the observed trends and the actual collections could differ from our estimates.

Insurance

We retain significant exposure for our employee health insurance, workers compensation, employment practices and professional liability insurance programs. Our insurance programs require us to estimate potential payments on filed claims and/or claims incurred but not reported. Our estimates are based on information provided by the third-party plan administrators, historical claim experience, expected costs of claims incurred but not paid and expected costs associated with settling claims. Each month we review the insurance-related recoveries and liabilities to determine if any adjustments are required.

Our employee health insurance program is self funded, with stop-loss coverage on claims that exceed $150,000 for any individual covered employee or employee family member. We are responsible for workers’ compensation claims up to $250,000 per individual incident.

Malpractice, employment practices and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through December 31, 2010 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $500,000 per claim.

We estimate our liabilities related to these programs using the most current information available, but as claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2011, we had cash of $9.2 million. The FDIC reinstated coverage on all non interest bearing checking accounts through December 31, 2012. All non interest bearing accounts are fully insured, regardless of the balance of the account.

Our exposure to market risk relates to changes in interest rates for borrowings under the Company’s Credit Facility. The Credit Facility is a revolving credit facility and, as such, the Company borrows, repays and re-borrows amounts as needed, changing the average daily balance outstanding under the facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the Credit Facility would have increased interest expense $8,000 for the three months ended June 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES.

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

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective disclosure controls and procedures at the reasonable assurance level as of June 30, 2011.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the period ending June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 16, 2010, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) that included a request for documents related to the Company’s participation in the Medicare Home Health Prospective Payment System as well as the documents and information produced in response to the Senate Finance Committee’s investigation set forth above. The Company has produced the documents requested by the initial subpoena, produced additional documents requested by the SEC as part of its review, and continues to cooperate with the SEC’s review. The Company cannot predict its outcome or effect of this investigation, if any, on the Company’s business.

On July 13, 2009, the Company reported an administrative subpoena from the Inspector General of the Office of Personnel Management (“OPM”). OPM is an administrative agency responsible for overseeing the Federal Employees Health Benefit Program (“FEHBP”). Although the subpoena was issued by OPM, the Company learned on July 9, 2009 that the scope of the review is not limited to the FEHBP, but also extends to services provided to Medicare beneficiaries and is accordingly under the jurisdiction of the Department of Health and Human Services Office of Inspector General (“OIG”). At this time, the Company understands the basis of this investigation is the result of a qui tam complaint under the federal false claims act, which is currently under seal, filed with the United States District Court for the Western District of Louisiana. The investigation is being performed by the United States Department of Justice (“DOJ”) and centers on the results of quality reviews performed by a sub contracted third party between 2005 and 2008 and the Company’s response to the results of those quality reviews. During the three month period ended June 30, 2011, the Company engaged consultants to assist the Company in responding to the DOJ’s investigation. Although the Company and its consultants are continuing to review the medical records at issue in the investigation, the issues raised by the government are complex and there can be no assurance that it will agree with our analysis. Although, the Company cannot predict the outcome of this investigation, it is reasonably possible the outcome could be material to the Company’s operations and results. No range of potential loss can be reasonably estimated at this time and no reserve has been recorded. The Company will continue to cooperate with the government and provide responsive information related to this investigation and when appropriate, the Company will continue to engage experts to assist in the Company’s response to the investigation.

On April 14, 2009, the Company filed a Current Report on Form 8-K regarding a qui tam lawsuit filed in Tennessee captioned United States of America ex rel Sally Christine Summers v. LHC Group, Inc. which alleged violation of the False Claims Act at a single agency. On June 11, 2009, the Company filed a Current Report on Form 8-K, reporting the district court’s order dismissing the case. As previously reported, the plaintiff appealed the district court’s dismissal, and the appeal was argued in June 2010. On October 4, 2010, the United States Court of Appeals for the Sixth Circuit issued an opinion upholding the district court’s dismissal of the case. On December 21, 2010, the plaintiff filed a Petition for a Writ of Certiorari with the United States Supreme Court. On February 28, 2011, the United States Supreme Court invited the Solicitor General of the United States the opportunity to submit a brief in this case. On June 27, 2011, the United States Supreme Court denied the plaintiff’s petition for a Writ of Certiorari.

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2010, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). The Company anticipates that it will finance the Stock Repurchase Program with cash from general corporate funds, or draws under the Company’s Credit Facility. The Company may repurchase shares of common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations.

The Company accounts for the repurchase of its common stock under the cost method. The Company uses the average cost method upon the subsequent reissuance of treasury shares. During the six months ended June 30, 2011, the Company repurchased 24,159 shares of common stock at an aggregate cost of $577,000, including commissions, or an average cost per share of $23.93. The remaining dollar value of shares authorized to be purchased under the share repurchase program is $49.4 million at June 30, 2011.

The following table summarizes the Company’s repurchase activity during the three months ended June 30, 2011:

Period	(a) Total number of shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	—	—	—	$50,000,000
May 1 — May 31	—	—	—	$50,000,000
June 1 — June 30	24,159	$23.93	24,159	$49,423,000
Total second quarter	24,159	$23.93	24,159	$49,423,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.1 to the Form 8-K on January 4, 2008).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005 and to the form 8-K on January 4, 2008, respectively).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

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

LHC GROUP, INC.

Date: August 9, 2011	/s/ Peter J. Roman

Peter J. Roman
Executive Vice President and Chief Financial Officer (Principal financial officer)