Form 10-Q
period 2011-09-30
LHC Group, Inc
filed 2011-11-09
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of common stock, par value $0.01, outstanding as of November 3, 2011: 18,808,399 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$11,134	$288
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $10,808 and $9,769, respectively	78,594	79,939
Other receivables	2,407	5,210
Amounts due from governmental entities	315	429

Total receivables, net	81,316	85,578
Deferred income taxes	7,745	5,941
Prepaid income taxes	30,309	5,326
Prepaid expenses	5,311	6,573
Other current assets	4,148	3,442

Total current assets	139,963	107,148
Property, building and equipment, net of accumulated depreciation of $20,163 and $15,329, respectively	27,901	26,862
Goodwill	164,731	157,338
Intangible assets, net of accumulated amortization of $2,129 and $1,499, respectively	59,585	54,051
Advance payment on acquisitions	—	6,947
Other assets	5,713	4,959

Total assets	$397,893	$357,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$22,929	$21,017
Salaries, wages, and benefits payable	22,925	27,289
Amounts due to governmental entities	3,262	3,159

Total current liabilities	49,116	51,465
Deferred income taxes	21,455	16,817
Income tax payable	3,415	—
Revolving credit facility	54,000	—

Total liabilities	127,986	68,282
Noncontrolling interest — redeemable	11,858	13,535
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 21,352,211 and 21,180,286 shares issued and 18,281,181 and 18,172,022 shares outstanding, respectively	183	181
Treasury stock — 3,071,030 and 3,008,264 shares at cost, respectively	(6,146)	(4,453)
Additional paid-in capital	94,559	91,017
Retained earnings	166,518	186,996

Total LHC Group, Inc. stockholders’ equity	255,114	273,741
Noncontrolling interest — non-redeemable	2,935	1,747

Total equity	258,049	275,488

Total liabilities and equity	$397,893	$357,305

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net service revenue	$153,398	$165,672	$476,196	$464,475
Cost of service revenue	87,815	87,227	262,987	239,952

Gross margin	65,583	78,445	213,209	224,523
Provision for bad debts	3,199	1,699	8,903	5,299
Settlement with government agencies	65,000	—	65,000	—
General and administrative expenses	52,656	51,056	159,851	146,509

Operating income (loss)	(55,272)	25,690	(20,545)	72,715
Interest expense	(217)	(33)	(507)	(83)
Non-operating income	1,396	90	1,573	711

Income (loss) before income taxes and noncontrolling interest	(54,093)	25,747	(19,479)	73,343
Income tax expense (benefit)	(18,130)	8,631	(6,420)	24,119

Net income (loss)	(35,963)	17,116	(13,059)	49,224
Less net income attributable to noncontrolling interests	1,997	3,818	7,419	11,910

Net income (loss) attributable to LHC Group, Inc.	(37,960)	13,298	(20,478)	37,314
Redeemable noncontrolling interest	—	—	—	41

Net income (loss) available to LHC Group, Inc.’s common stockholders	$(37,960)	$13,298	$(20,478)	$37,355

Earnings per share — basic:
Net income (loss) attributable to LHC Group, Inc.	(2.08)	0.73	(1.12)	2.06
Redeemable noncontrolling interest	—	—	—	—

Net income (loss) available to LHC Group, Inc.’s common stockholders	$(2.08)	$0.73	$(1.12)	$2.06

Earnings per share — diluted:
Net income (loss) attributable to LHC Group, Inc.	(2.08)	0.73	(1.12)	2.05
Redeemable noncontrolling interest	—	—	—	—

Net income (loss) available to LHC Group, Inc.’s common stockholders	$(2.08)	$0.73	$(1.12)	$2.05

Weighted average shares outstanding:
Basic	18,263,237	18,148,678	18,251,648	18,103,196
Diluted	18,263,237	18,224,019	18,251,648	18,208,445

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands except share data)

(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Non-controlling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2010	$181	21,180,286	$(4,453)	(3,008,264)	$91,017	$186,996	$1,747	$275,488
Net income (loss)	—	—	—	—	—	(20,478)	676	(19,802	)(1)
Acquired noncontrolling interest	—	—	—	—	—	—	1,372	1,372
Transfer of noncontrolling interest	—	—	—	—	205	—	163	368
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(816)	—	—	(816)
Sale of noncontrolling interest	—	—	—	—	184	—	92	276
Noncontrolling interest distributions	—	—	—	—	—	—	(1,115)	(1,115)
Nonvested stock compensation	—	—	—	—	3,041	—	—	3,041
Issuance of vested restricted stock	—	143,330	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,116)	(38,607)	—	—	—	(1,116)
Repurchase of common stock	—	—	(577)	(24,159)	—	—	—	(577)
Excess tax benefits — vesting nonvested stock	—	—	—	—	282	—	—	282
Issuance of common stock under Employee Stock Purchase Plan	2	28,595	—	—	646	—	—	648

Balances at September 30, 2011	$183	21,352,211	$(6,146)	(3,071,030)	$94,559	$166,518	$2,935	$258,049

(1)	Net income (loss) excludes net income (loss) attributable to noncontrolling interest-redeemable of $6.7 million during the nine months ending September 30, 2011. Noncontrolling interest-redeemable is reflected outside of permanent equity on the consolidated balance sheets. See Note 9 of the Condensed Consolidated Financial Statements.

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income (loss)	$(13,059)	$49,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,719	5,354
Provision for bad debts	8,903	5,299
Stock-based compensation expense	3,041	2,791
Deferred income taxes	2,834	818
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(5,871)	(9,858)
Prepaid expenses and other assets	6,762	(199)
Prepaid income taxes	(21,569)	—
Accounts payable and accrued expenses	(2,627)	4,523
Net amounts due to/from governmental entities	217	498

Net cash provided by (used in) operating activities	(15,650)	58,450

Investing activities
Purchases of property, building and equipment	(6,058)	(11,145)
Cash paid for acquisitions, primarily goodwill, intangible assets and advance payments on acquisition	(11,745)	(21,994)

Net cash used in investing activities	(17,803)	(33,139)

Financing activities
Proceeds from line of credit	103,187	9,023
Payments on line of credit	(49,187)	(14,746)
Principal payments on debt	—	(303)
Payments on capital leases	(14)	(24)
Excess tax benefits from vesting of restricted stock	319	634
Proceeds from employee stock purchase plan	648	595
Noncontrolling interest distributions	(9,537)	(11,763)
Payments on repurchase of common stock	(577)	—
Purchase of additional controlling interest	(816)	(1,914)
Sale of noncontrolling interest	276	—

Net cash provided by (used in) financing activities	44,299	(18,498)

Change in cash	10,846	6,813
Cash at beginning of period	288	394

Cash at end of period	$11,134	$7,207

Supplemental disclosures of cash flow information
Interest paid	$507	$83

Income taxes paid	$12,335	$25,170

Note: Supplemental cash flow information provided in Note 13 of the Condensed Consolidated Financial Statements.

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals (“LTACHs”). As of September 30, 2011, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Alabama, Arkansas, Georgia, Florida, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington and West Virginia.

Unaudited Interim Financial Information

The condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, condensed consolidated statement of changes in equity for the nine months ended September 30, 2011, condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 and related notes (collectively, these statements are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

2. Significant Accounting Policies

Reclassifications

A reclassification has been made to the September 30, 2010 condensed consolidated statement of operations to conform to the 2011 presentation. Net service revenue and cost of service revenue have been decreased by $960,000 and $2,498,000 for the three and nine months ended September 30, 2010, respectively, related to fees the Company collects and subsequently pays to nursing homes primarily for room and board services provided to the Company’s hospice patients.

A reclassification has been made to the December 31, 2010 condensed consolidated balance sheets to reclassify $116,000 into other receivables. The amount was previously recorded in patients accounts receivable, however the transactions are not specifically related to patient claims. This reclassification had no affect on the condensed consolidated statements of cash flows.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Equity joint ventures	47.6%	46.1%	46.9%	47.1%
Wholly-owned subsidiaries	49.0%	50.1%	49.8%	48.9%
License leasing arrangements	2.4%	2.5%	2.3%	2.5%
Management services	1.0%	1.3%	1.0%	1.5%

	100.0%	100.0%	100.0%	100.0%

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

The following table sets forth the percentage of net service revenue earned by category of payor for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Payor:
Medicare	79.4%	80.0%	79.7%	80.4%
Medicaid	2.4%	3.3%	2.3%	3.3%
Other	18.2%	16.7%	18.0%	16.3%

	100.0%	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment for the three months and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Home-based services	88.0%	87.4%	87.9%	88.0%
Facility-based services	12.0%	12.6%	12.1%	12.0%

	100.0%	100.0%	100.0%	100.0%

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

Medicaid, managed care and other payors

The Company’s Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided. Therefore, revenue is recognized for Medicaid services as services are provided based on this fee schedule. The Company’s managed care and other payors reimburse the Company in a manner similar to either Medicare or Medicaid. Accordingly, the Company recognizes revenue from managed care and other payors in the same manner as the Company recognizes revenue from Medicare or Medicaid.

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

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. We believe the credit risk associated with our Medicare accounts, which represent 63.1% and 65.8% of our patient accounts receivable at September 30, 2011 and December 31, 2010, respectively, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

The amount of the provision for bad debts is based upon the Company’s assessment of historical and expected net collections, business and economic conditions and trends in government reimbursement. Uncollectible accounts are written off when the Company has determined the account will not be collected.

A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for anticipated payment (“RAP”). The Company submits a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed. The RAP received for that particular episode is deducted from the final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAP received for that episode will be recouped by Medicare from any other Medicare claims in process for that particular provider. The RAP and final claim must then be resubmitted. For subsequent episodes of care contiguous with the first episode for a particular patient, the Company submits a RAP for 50% instead of 60% of the estimated reimbursement.

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

Other Significant Accounting Policies

Earnings Per Share

Basic per share information is computed by dividing the relevant amounts from the condensed consolidated statements of operations by the weighted-average number of shares outstanding during the period, under the treasury stock method. Diluted per share information is also computed using the treasury stock method, by dividing the relevant amounts from the condensed consolidated statements of operations by the weighted-average number of shares outstanding plus dilutive potential shares.

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average number of shares outstanding for basic per share calculation	18,263,237	18,148,678	18,251,648	18,103,196
Effect of dilutive potential shares:
Options	—	4,051	—	5,528
Nonvested stock	—	71,290	—	99,721

Adjusted weighted average shares for diluted per share calculation	18,263,237	18,224,019	18,251,648	18,208,445

Anti-dilutive shares	326,356	164,289	307,146	143,089

Adoption of New Accounting Standards

In August 2010, the FASB issued new accounting guidance which changes the presentation of insurance claims and related insurance recoveries. The guidance clarifies that insurance recoveries on medical malpractice claims and other similar contingent liabilities should not be presented net of the related claim liability. The new guidance was effective for the Company on January 1, 2011 and is applied on a prospective basis. Included in other current assets at September 30, 2011 is $1.0 million for expected insurance recoveries.

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

3. Acquisitions and Disposals

Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired five home health entities and eight hospices during the nine months ended September 30, 2011. As a result of the acquisitions, the Company maintains an ownership interest in the entities set forth below.

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

Consideration
Cash	$11,745
Equity instruments (the Company exchanged a noncontrolling interest in one of its entities)	369
Working capital	143

Fair value of total consideration transferred	$12,257

Acquisition-related costs (included in general and administrative expenses)	$420

Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	$4,471
Certificate of need/license	1,354
Other identifiable intangible assets	398
Other assets	13

Total identifiable assets	$6,236

Noncontrolling interest	$1,372
Goodwill, including noncontrolling interest of $658,000	$7,393

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

During the nine months ended September 30, 2011, the Company purchased additional ownership interests in two of its joint ventures. The total purchase price for the additional ownership was $816,000 and was accounted for as an equity transaction, resulting in the Company reducing additional paid in capital by $816,000.

During the three months ended September 30, 2011, the Company sold membership interests in three of its wholly owned subsidiaries. The total sales price was $275,800 for the sale of 22% membership interests and was accounted for as equity transactions, resulting in the Company increasing additional paid in capital by $184,000.

During the three months ended September 30, 2011, the Company settled the working capital amounts acquired on a 2011 acquisition. An additional $155,000 was paid in cash related to the settlements.

4. Goodwill and Intangibles

The changes in recorded goodwill by segment for the nine months ended September 30, 2011 were as follows (amounts in thousands):

Nine Months Ended September 30, 2011
Home-based services segment:
Balance at beginning of period	$145,747
Goodwill from acquisitions	6,735
Goodwill related to noncontrolling interest	658

Balance at September 30, 2011	$153,140

Facility-based services segment:
Balance at beginning of period	$11,591

Balance at September 30, 2011	$11,591

Consolidated balance at September 30, 2011	$164,731

The following table summarizes the changes in intangible assets during the nine months ended September 30, 2011 (amounts in thousands):

	Trade Names	Certificate of Need/ License	Other Intangibles	Total
Balance at December 31, 2010	$45,369	$7,207	$1,475	$54,051
Additions	4,471	1,354	398	6,223
Write off	—	(59)	—	(59)
Amortization	—	—	(630)	(630)

Balance at September 30, 2011	$49,840	$8,502	$1,243	$59,585

Other intangible assets of $57.8 million, net of accumulated amortization, related to the home-based services segment and $1.7 million related to the facility-based services segment as of September 30, 2011.

5. Credit Facility

As of September 30, 2011 the Company had $54 million drawn and a letter of credit valued at $3.4 million outstanding under the Credit Agreement. The interest rate for borrowings under the Credit Agreement is a function of the prime rate (base rate) or Eurodollar rate, as elected by the Company, plus the applicable margin based on the Leverage Ratio, as defined in the agreement. The interest rate at September 30, 2011 was 4.25%.

On September 26, 2011, the Company entered into a Second Amendment To Second Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment permits the Company to borrow up to $1,500,000.00 pursuant to a real estate construction loan extended by American First Bank in Opelousas, Louisiana. The loan proceeds are to be used by Borrower to construct a building for Borrower’s business in Opelousas, Louisiana.

On September 26, 2011, the Company entered into a Third Amendment To Second Amended and Restated Credit Agreement (the “Third Amendment. The Third Amendment permits the Company to fund the settlement with the United States of America entered into on September 27, 2011, and more fully described in Footnote 8. Commitments and Contingencies, below. The Third Amendment revises the Minimum Fixed Charge Coverage and Leverage Ratio covenant requirements in order to remove the settlement amount from the calculation of such covenants.

6. Income Taxes

As of September 30, 2011, $3.4 million was recorded in income tax payable as an unrecognized tax benefit which if recognized would decrease our effective tax rate. A reconciliation of the total amounts of unrecognized tax benefits follows:

Total unrecognized tax benefits as of December 31, 2010	$—
Increases (decreases) in unrecognized tax benefits as a result of:
Tax positions taken during the current period	3,415

Total unrecognized tax benefits as of September 30, 2011	$3,415

All of our unrecognized tax benefit is due to the settlement with the United States of America that occurred during the quarter, as more fully discussed in Footnote 8, Commitments and Contingencies.

7. Stockholder’s Equity

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

Share Based Compensation

Nonvested Stock

During the nine months ended September 30, 2011, 15,200 nonvested shares of stock were granted to our independent directors under the 2005 Director Compensation Plan. The shares issued under our 2005 Director Compensation Plan were drawn from the 1,500,000 shares reserved and available for issuance under our 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the nine months ended September 30, 2011, employees were granted 138,470 nonvested shares pursuant to the 2010 Incentive Plan. The shares generally vest over a five year period, conditioned on continued employment for the full incentive period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair value of nonvested shares granted during the nine months ended September 30, 2011 was $26.54.

The following table represents the nonvested stock activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding at December 31, 2010	502,304	$23.79
Granted	153,670	$26.54
Vested	(145,583)	$23.38

Nonvested shares outstanding at September 30, 2011	510,391	$24.25

As of September 30, 2011, there was $9.5 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 2.3 years. The total fair value of shares vested during the nine months ended September 30, 2011 and 2010 was $3.5 million and $2.5 million, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company recorded $3.0 million and $2.8 million of compensation expense related to nonvested stock grants in the nine months ended September 30, 2011 and 2010, respectively.

Employee Stock Purchase Plan

The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There were 250,000 shares reserved for the plan. The table below details the shares issued during 2011.

	Number of Shares	Per share price
Shares available as of December 31, 2010	149,723
Shares issued during three months ended March 31, 2011	8,043	$28.50
Shares issued during three months ended June 30, 2011	6,836	$28.50
Shares issued during three months ended September 30, 2011	13,716	$21.91

Shares available as of September 30, 2011	121,128

Stock Options

As of September 30, 2011 15,000 options were issued and exercisable. During the nine months ended September 30, 2011, no options were exercised or forfeited and no options were granted.

Treasury Stock

In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. During the nine months ended September 30, 2011, the Company redeemed 38,607 shares of common stock valued at $1.1 million, related to these tax obligations.

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

The Company uses the cost method to account for the repurchase of common stock and the average cost method to account for reissuance of treasury shares. During the nine months ended September 30, 2011, the Company repurchased 24,159 shares of common stock at an aggregate cost of $577,000, including commissions, or an average cost per share of $23.93. The remaining dollar value of shares authorized to be purchased under the share repurchase program is $49.4 million at September 30, 2011.

8. Commitments and Contingencies

Contingencies

The Company is involved in various legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes the outcome of pending litigation will not have a material adverse effect, after considering the effect of the Company’s insurance coverage, on the Company’s consolidated financial statements.

On May 12, 2010, the Company received a letter from the United States Senate Finance Committee in response to an April 26, 2010 article in The Wall Street Journal entitled “Home Care Yields Medicare Bounty.” The letter from the Senate Finance Committee asked the Company to provide documents and data related to the issues referenced in The Wall Street Journal article. On June 25, 2010, the Company completed its response to the Senate Finance Committee’s letter. On October 3, 2011, the Senate Finance Committee issued a report with its findings. At this time, the Company is unable to predict whether any further actions will result from this matter.

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

On October 17, 2011, the Company received a subpoena from the Department of Health and Human Services Office of Inspector General (the “OIG”). The subpoena requests documents related to patients who received service from two of our locations in the State of Oregon and some additional documents related to our agencies in Oregon, Washington and Idaho. The Company will produce the requested documents and will cooperate with the OIG’s review in this matter. The Company cannot predict the outcome or effect of this review, if any, on the Company’s business.

Except as discussed above, the Company is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

Settlement Agreement with the United States of America

On September 30, 2011, the Company announced that it had entered into a settlement agreement with the United States government to resolve an investigation the Company first announced on July 13, 2009. The investigation resulted from a qui tam complaint filed by a relator against the Company under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733. Pursuant to the settlement agreement, the Company paid the United States $65 million (“settlement amount”) in a single lump sum payment. In exchange for the payment of the settlement amount, the United States and the relator released the Company from any civil or administrative monetary claim under the False Claim Act for the covered conduct. The released covered conduct includes claims involving home health services rendered by the Company from 2006 to 2008 with regard to whether such home health services were either not medically necessary or were delivered to patients who were not homebound. The OIG also agreed to release and refrain from instituting, directing or maintaining any administrative action seeking to exclude the Company from Medicare, Medicaid and other federal health care programs with respect to the covered conduct described above.

The government did not find that all aspects of the relator’s complaint deserved intervention, including homebound and medical necessity claims for 2005 and coding related claims for 2005 through 2008. The Company reached an agreement in principle to settle these non-intervened claims for $1.0 million with the relator and the government. Upon final approval of the agreement in principle, the Company expects to enter into a settlement agreement with regard to these non-intervened claims. In connection with this settlement, the Company recorded an accrual of $1.0 million in the current quarter. The Company also accrued an additional $1.0 million to satisfy its legal obligation to pay the relator’s legal fees associated with reaching the settlement of the claims in this matter.

Effective September 29, 2011, the Company entered into a five year Corporate Integrity Agreement (“CIA”) with the OIG. The CIA formalizes various aspects of the Company’s already existing ethics and compliance programs and contains other requirements designed to help ensure Company’s ongoing compliance with federal health care program requirements.

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

9. Noncontrolling interest

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

The following table summarizes the activity of noncontrolling interest-redeemable for the nine months ended September 30, 2011 (amounts in thousands):

Balance as of December 31, 2010	$13,535
Net income attributable to noncontrolling interest-redeemable	6,745
Noncontrolling interest-redeemable distributions	(8,422)

Balance at September 30, 2011	$11,858

10. Allowance for Uncollectible Accounts

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts:

	Beginning of Year Balance	Additions and Expenses	Deductions	End of Period Balance
	(In thousands)
At September 30, 2011	$9,769	$8,903	$(7,864)	$10,808

11. Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity.

12. Segment Information

The Company’s segments consist of home-based services and facility-based services. Home-based services include home nursing services and hospice services. Facility-based services include long-term acute care services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table summarizes our segment information for the three and nine months ending September 30, 2011 (amounts in thousands):

	Three Months Ended September 30, 2011
	Home- Based Services	Facility- Based Services	Total
	(in thousands)
Net service revenue	$134,950	$18,448	$153,398
Cost of service revenue	77,331	10,484	87,815
Provision for bad debts	3,097	102	3,199
Settlement with government agencies	65,000	—	65,000
General and administrative expenses	47,522	5,134	52,656

Operating income (loss)	(58,000)	2,728	(55,272)

Interest expense	(196)	(21)	(217)
Non-operating income	1,374	22	1,396

Income (loss) before income taxes and noncontrolling interest	(56,822)	2,729	(54,093)
Income tax expense (benefit)	(18,506)	376	(18,130)

Net Income (loss)	(38,316)	2,353	(35,963)
Noncontrolling interest	1,622	375	1,997

Net Income (loss) attributable to LHC Group, Inc.	$(39,938)	$1,978	$(37,960)

Total assets	$356,417	$41,476	$397,893

	Three Months Ended September 30, 2010
	Home- Based Services	Facility- Based Services	Total
	(in thousands)
Net service revenue	$144,829	$20,843	$165,672
Cost of service revenue	74,483	12,744	87,227
Provision for bad debts	1,848	(149)	1,699
General and administrative expenses	46,119	4,937	51,056

Operating income	22,379	3,311	25,690

Interest expense	(30)	(3)	(33)
Non-operating income	38	52	90

Income before income taxes and noncontrolling interest	22,387	3,360	25,747
Income tax expense	7,793	838	8,631

Net Income	14,594	2,522	17,116
Noncontrolling interest	3,440	378	3,818

Net Income attributable to LHC Group, Inc.	$11,154	$2,144	$13,298

Total assets	$310,380	$37,035	$347,415

	Nine Months Ended September 30, 2011
	Home- Based Services	Facility- Based Services	Total
	(in thousands)
Net service revenue	$418,735	$57,461	$476,196
Cost of service revenue	229,153	33,834	262,987
Provision for bad debts	8,503	400	8,903
Settlement with government agencies	65,000	—	65,000
General and administrative expenses	145,043	14,808	159,851

Operating income (loss)	(28,964)	8,419	(20,545)

Interest expense	(457)	(50)	(507)
Non-operating income	1,516	57	1,573

Income (loss) before income taxes and noncontrolling interest	(27,905)	8,426	(19,479)
Income tax expense (benefit)	(7,912)	1,492	(6,420)

Net Income (loss)	(19,993)	6,934	(13,059)
Noncontrolling interest	6,404	1,015	7,419

Net Income (loss) attributable to LHC Group, Inc.	$(26,397)	$5,919	$(20,478)

	Nine Months Ended September 30, 2010
	Home- Based Services	Facility- Based Services	Total
	(in thousands)
Net service revenue	$408,524	$55,951	$464,475
Cost of service revenue	207,069	32,883	239,952
Provision for bad debts	5,140	159	5,299
General and administrative expenses	132,954	13,555	146,509

Operating income	63,361	9,354	72,715

Interest expense	(75)	(8)	(83)
Non-operating income	663	48	711

Income before income taxes and noncontrolling interest	63,949	9,394	73,343
Income tax expense	21,772	2,347	24,119

Net Income	42,177	7,047	49,224
Noncontrolling interest	10,624	1,286	11,910

Net Income attributable to LHC Group, Inc.	$31,553	$5,761	$37,314

13. Supplemental Cash Flow Information

Supplemental disclosures of the company’s non-cash transactions are as follows:

Consideration for one of the Company’s acquisitions during the nine months ended September 30, 2011 was a transfer of a 26.32% ownership interest in one of the Company’s wholly owned home health agencies. The transfer of the noncontrolling interest in the Company’s existing home health agencies was accounted for as an equity transaction, resulting in the Company recognizing additional paid in capital of $206,000 and additional noncontrolling interest of $294,000. Additionally, the Company acquired a majority ownership in three entities and recorded $1.2 million of noncontrolling interest related to the acquisitions.

In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. During the nine months ended September 30, 2011, the Company obtained $1.1 million of treasury shares for tax payments on stock vestings.

The Company recorded $3.4 million as an unrecognized tax benefit during the three months ended September 30, 2011. See Footnote 6, Income Taxes for additional information regarding this unrecognized tax benefit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after September 30, 2011;

•	our critical accounting policies;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	the impact of legal proceedings;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.

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

OVERVIEW

We provide post-acute health care services by providing quality cost-effective health care services to our patients. As of September 30, 2011, we had 313 service providers in 19 states: Alabama, Arkansas, Georgia, Florida, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington and West Virginia. Our services are classified into two segments: (1) home-based services offered through our home nursing agencies and hospices; and (2) facility-based services offered through our long-term acute care hospitals (“LTACHs”).

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of September 30, 2011, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	258
Hospice	32
Private Duty	4
Specialty Services	3
Management Companies	4

301

Of our 301 home-based services locations, 158 are wholly-owned by us, 131 are majority-owned by us through joint ventures, eight are license lease arrangements and we manage the operations of the remaining four locations. We intend to increase the number of home nursing agencies and hospice locations that we operate through continued acquisitions and development.

We provide facility-based services through our LTACHs. As of September 30, 2011, we owned and operated nine LTACH locations, of which all but one are located within host hospitals. We also owned and operated one medical equipment location, a health club and a pharmacy. Of these 12 facility-based services locations, seven are wholly-owned by us and five are majority-owned through joint ventures. Through March 2011, we also managed an inpatient rehabilitation facility.

The percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Home-based services	88.0%	87.4%	87.9%	88.0%
Facility-based services	12.0%	12.6%	12.1%	12.0%

	100.0%	100.0%	100.0%	100.0%

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

On October 31, 2011, CMS issued the final rule covering payment rates for home health services in CY 2012. CMS set the base payment rate for Medicare home nursing at $2,138.52 per 60-day episode for CY 2012, a decrease of 2.4% from the CY 2011 base payment rate of $2,192.07. The decrease for CY 2012 includes the following adjustments to the base rate, as compared to the CY 2011 base rate, in accordance with the Affordable Care Act: a reduction of 1% to the 2.4% inflation update increase to the market basket; and a 3.79% case-mix weight adjustment decrease. These changes are effective for all episodes completed during 2012. Accordingly, all episodes in progress at December 31, 2011 were impacted.

The case-mix coding adjustment reduced HH PPS rates 3.79 percent for CY 2012 and an additional 1.32 percent reduction for CY 2013.

This rule also finalizes structural changes to the HH PPS by removing two hypertension codes from the case-mix system, lowering payments for high therapy episodes, and recalibrating the HH PPS case-mix weights to ensure that these changes result in the same amount of total aggregate payments.

Under current Medicare policy, a certifying physician or an allowed non-physician practitioner must see a patient prior to certifying a patient as eligible for the home health benefit. The rule also finalizes added flexibility to allow physicians who cared for the patient in an acute or post-acute facility to inform the certifying physician of their encounters with the patient in order to satisfy the requirement.

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

•	Allow hospice providers who do not want a change in their patient counting method to elect to continue using the current method.

•	Allow any hospice physician to perform the face-to-face encounter regardless of whether that same physician recertifies the patient’s terminal illness and composes the recertification narrative.

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

The final rule began on October 1, 2011.

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

The final rule began on October 1, 2011.

RESULTS OF OPERATIONS

Three months ended September 30, 2011

Consolidated financial statements

The following table summarizes our consolidated results of operations for the three months ended September 30, 2011 (amounts in thousands):

	2011			2010			Increase (Decrease)	Percentage Change
Net service revenue	$153,398			$165,672			(12,274)	(7.4%)
Cost of service revenue	87,815	57.2	%(1)	87,227	52.7	%(1)	588	0.7%
General and administrative expenses	52,656	34.3	%(1)	51,056	30.8	%(1)	1,600	3.1%
Settlement with government agencies	65,000	42.4	%(1)	—			65,000
Provision for bad debt	3,199	2.1	%(1)	1,699	1.0	%(1)	1,500	88.3%
Income tax expense (benefit)	(18,130)	32.3	%(2)	8,631	39.4	%(2)	(26,761)	—
Noncontrolling interest	1,997			3,818			(1,821)
Total non-operating income	1,179			57			1,122

Net income (loss) attributable to LHC Group, Inc.	$(37,960)			$13,298			(51,979)

(1)	Percentage of consolidated net service revenue
(2)	Percentage of income from continuing operations attributable to LHC Group, Inc.

Net service revenue

During the three months ended September 30, 2011 net service revenue decreased by $12.3 million due to:

•	The effect of the CMS rule for 2011 that reduced Home Health Medicare rates by 5.2%

•	Average census for home-based segment decreased by 5.4%

•	Average patient days for facility-based segment decreased by 8.1%.

•	Decrease in revenue per episode on home health Medicare completed episodes by 7%.

Cost of service revenue

Net service revenue in 2011 in the home-based services segment was reduced by the 5.2% CMS rate cut resulting in increased cost of service revenue as a percentage of net service revenue. Salaries, wages and benefits, transportation and supplies and services remained at approximately the same dollar amounts in the same periods.

General and administrative expenses

General and administrative expenses during the three months ended September 30, 2011, included:

•	$2.1 million for our legal expenses and those of the relator associated with our settlement with the United States of America

•	$1 million for settlement of non-intervened claims with the relator.

Settlement with government agencies

On September 29, 2011, we entered into a settlement agreement which resolved the issue with the United States of America. Pursuant to the settlement agreement, we paid the United States of America $65 million (“settlement amount”) in a single lump sum payment.

Provision for bad debt

The increase in provision for bad debt was caused by the increase in commercial receivables in the home-based segment both in dollars and as a percentage of total receivables. Commercial claims are not collected as efficiently as Medicare or Medicaid claims, and as our commercial payor revenue increases, these claims will continue to increase in significance in the aging of accounts receivables.

Income tax expense

During the three months ended September 30, 2011, we recognized the tax benefit on our settlement with the United States of America, reduced by $3.4 million to recognize the uncertainty of deducting the full settlement.

Net income attributable to noncontrolling interests

Beginning in 2009, a majority of our joint venture transactions resulted in minority owners holding a 25% or less ownership interest in the venture. Prior to that, nearly all joint venture transactions resulted in minority owners holding a 33% ownership interest in the joint venture. These, along with the operating results of the joint ventures themselves, have resulted in a decrease in noncontrolling interest as a percentage of income before income taxes and noncontrolling interest.

Non operating income

For the three months ended September 30, 2011, non operating income included income of $1.2 million. This was due to the Medicare Home Health Pay for Performance program under CMS. A 2 year demonstration was done in 2008-2009 to initiate improvement in the quality and efficiency of care furnished to Medicare beneficiaries. Agencies were measured using seven home health quality measures. For each measure, the agencies that ranked by performance in the top 20% of their state, were eligible to receive a share in the Medicare savings generated in their region.

Home-based services segment operating results

The following table summarizes our home-based results of operations for the three months ended September 30, 2011 (amounts in thousands):

	2011			2010			Increase (Decrease)	Percentage Change
Net service revenue	$134,950			$144,829			(9,879)	(6.8%)
Cost of service revenue	77,331	57.3	%(1)	74,483	51.4	%(1)	2,848	3.8%
General and administrative expenses	47,522	35.2	%(1)	46,119	31.8	%(1)	1,403	3.0%
Settlement with government agencies	65,000	48.2	%(1)	—	—		65,000
Provision for bad debt	3,097	2.3	%(1)	1,848	1.3	%(1)	1,249	67.6%

Operating Income (Loss)	$(58,000)			$22,379

(1)	Percentage of home-based net service revenue

Net service revenue

As detailed in the tables below, total organic home-based revenue for the three months ended September 30, 2011 decreased 10.0% compared to the three months ended September 30, 2010, while organic Medicare revenue decreased 11.7%. The primary cause for the decrease in organic revenue in the home-based segment was the CMS rule for 2011, which reduced Home Health Medicare rates by 5.2%. Patient acuity also decreased by 2.5% during the three months ended September 30, 2011. This reduction was offset by growth in home health commercial revenue and in hospice net service revenue.

Average home-based patient census for the three months ended September 30, 2011 decreased 5.4% to 32,229 patients as compared to 34,060 patients for the three months ended September 30, 2010.

Total admissions increased 9.1% to 26,848 during the current period, compared to 24,603 for the same period in 2010.

The following table sets forth as of September 30, 2011 organic and acquired revenue, admissions, census and episodes and the related change from the same period in 2010 (in thousands except census and episode data).

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Revenue	$129,483	$853	$130,336	(10.0)%	$4,614	$134,950	(6.8)%
Revenue Medicare	$103,159	$757	$103,916	(11.7)%	$3,990	$107,906	(8.3)%
New Admissions	25,694	198	25,892	5.2%	956	26,848	9.1%
New Medicare Admissions	18,485	169	18,654	4.7%	748	19,402	8.9%
Average Census	31,171	234	31,405	(7.8)%	824	32,229	(5.4)%
Average Medicare Census	24,024	201	24,225	(9.7)%	679	24,904	(7.2)%
Episodes	40,166	243	40,409	(5.6)%	782	41,191	(3.8)%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Organic growth for total admissions was 5.2% compared to 9.6% for the three months ended September 30, 2011 and 2010, respectively. Organic growth is generated by population growth in areas covered by mature agencies, agencies five years old or older, and by increased market share in acquired and developing agencies. Historically, acquired agencies have the highest growth in admissions and average census in the first 24 months after acquisition, and have the highest contribution to organic growth, measured as a percentage, in the second full year of operation after the acquisition.

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

Cost of service revenue

The primary costs of delivering care to our patients are personnel cost, which remained relatively the same in the three months period ended September 30, 2011 and 2010. However, net service revenue in the home-based services segment was reduced in 2011 by the 5.2% CMS rate cut resulting in an increase in cost of service revenue as a percentage of net service revenue.

The following table summarizes home-based services cost of service revenue (amounts in thousands):

	Three Months Ended September 30,
	2011			2010
Salaries, wages and benefits	$66,605	49.4	%(1)	$64,520	44.5	%(1)
Transportation	6,363	4.7%		5,256	3.6%
Supplies and services	4,363	3.2%		4,707	3.3%

	$77,331	57.3%		$74,483	51.4%

(1)	Percentage of home-based net service revenue

Salaries, wages and benefits increased during the three months ended September 30, 2011 primarily due to an increase in self insured employee health care costs.

General and administrative expenses

General and administrative expenses during the three months ended September 30, 2011, included:

•	$2.1 million for our legal expenses and those of the relator associated with our settlement with the United States of America

•	$1 million for settlement of non-intervened claims with the relator.

Settlement with government agencies

As more fully described above, the home-based services segment operating results included the costs of our settlement with the United States of America.

Provision for bad debt

The increase in provision for bad debt was caused by the increase in commercial receivables both in dollars and as a percentage of total receivables. Commercial claims are not collected as efficiently as Medicare or Medicaid claims, and as our commercial payor revenue increases, these claims will continue to increase in significance in the aging of accounts receivables.

Facility-based Services Segment Operating Results

The following table summarizes our facility-based results of operations for the three months ended September 30, 2011 (amounts in thousands):

	2011			2010			Increase (Decrease)	Percentage Change
Net service revenue	$18,448			$20,843			(2,395)	(11.5%)
Cost of service revenue	10,484	56.8	%(1)	12,744	61.1	%(1)	(2,290)	(18.0%)
General and administrative expenses	5,134	27.8	%(1)	4,937	23.7	%(1)	197	4.0%
Provision for bad debt	102	0.6	%(1)	(149)	(0.7	)%(1)	251	(168.5%)

Operating Income (Loss)	$2,728			$3,311

(1)	Percentage of facility-based net service revenue

Net service revenue

During the three months ended September 30, 2011 net service revenue decreased due to a decrease in patient days of 1,351 days.

Cost of service revenue

The decrease in cost of service revenue as a percentage of net service revenue for the period ending September 30, 2011 compared to the same period in 2010 relates to the decrease in patient days and decrease in related patient supplies and services costs.

The following table summarizes facility-based services cost of service revenue (amounts in thousands):

	Three Months Ended September 30,
	2011			2010
Salaries, wages and benefits	$6,780	36.7	%(1)	$7,575	36.3	%(1)
Transportation	47	0.3%		40	0.2%
Supplies and services	3,657	19.8%		5,129	24.6%

	$10,484	56.8%		$12,744	61.1%

(1)	Percentage of facility-based net service revenue

Nine months ended September 30, 2011

Consolidated Financial Statements

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2011 (amounts in thousands):

	2011			2010			Increase (Decrease)	Percentage Change
Net service revenue	$476,196			$464,475			11,721	2.5%
Cost of service revenue	262,987	55.2	%(1)	239,952	51.7	%(1)	23,035	9.6%
General and administrative expenses	159,851	33.6	%(1)	146,509	31.5	%(1)	13,342	9.1%
Settlement with government agencies	65,000	13.6	%(1)	—			65,000
Provision for bad debt	8,903	1.9	%(1)	5,299	1.1	%(1)	3,604	68.0%
Income tax expense (benefit)	(6,420)	23.9	%(2)	24,119	39.3	%(2)	(17,699)	—
Noncontrolling interest	7,419			11,910			(4,491)
Total non-operating income	1,066			628			(438)

Net income (loss) attributable to LHC Group, Inc.	$(20,478)			$37,314			(58,513)

(1)	Percentage of consolidated net service revenue
(2)	Percentage of income from continuing operations attributable to LHC Group, Inc.

Net service revenue

Net service revenue increased by $11.7 million during the nine months ended September 30, 2011. The effect of the CMS rule for 2011 that reduced home health Medicare rates by 5.2% was offset by a 4.3% increase in average census in our home-based segment and a 2.9% increase in average patient days in our facility-based segment.

General and administrative expenses

General and administrative expenses during the nine months ended September 30, 2011, included

•	$3.2 million for our legal expenses and those of the relator associated with our settlement with the United States of America

•	$1 million for settlement of non-intervened claims with the relator.

Settlement with government agencies

On September 29, 2011, we entered into a settlement agreement which resolved the issue with the United States of America. Pursuant to the settlement agreement, we paid the United States of America $65 million (“settlement amount”) in a single lump sum payment.

Provision for bad debt

The increase in provision for bad debt was caused by the increase in commercial receivables in the home-based segment both in dollars and as a percentage of total receivables. Commercial claims are not collected as efficiently as Medicare or Medicaid claims and as our commercial payor revenue increases, these claims will continue to increase in significance in the aging of accounts receivables.

Income tax expense

During the nine months ended September 30, 2011, we recognized the tax benefit on our settlement with the United States of America, reduced by $3.4 million to recognize the uncertainty of deducting the full settlement.

Net income attributable to noncontrolling interests

Beginning in 2009, a majority of our joint venture transactions resulted in minority owners holding a 25% or less ownership interest in the venture. Prior to that, nearly all joint venture transactions resulted in minority owners holding a 33% ownership interest in the joint venture. These, along with the operating results of the joint ventures themselves, have resulted in a decrease in noncontrolling interest as a percentage of income before income taxes and noncontrolling interest.

Home-based services segment operating results

The following table summarizes our home-based results of operations for the nine months ended September 30, 2011 (amounts in thousands):

	2011			2010			Increase (Decrease)	Percentage Change
Net service revenue	$418,735			$408,524			10,211	2.5%
Cost of service revenue	229,153	54.7	%(1)	207,069	50.7	%(1)	22,084	10.7%
General and administrative expenses	145,043	34.6	%(1)	132,954	32.5	%(1)	12,089	9.1%
Settlement with government agencies	65,000	15.5	%(1)	—			65,000
Provision for bad debt	8,503	2.0	%(1)	5,140	1.3	%(1)	3,363	65.4%

Operating Income (Loss)	$(28,964)			$63,361

(1)	Percentage of home-based net service revenue

Net service revenue

Total admissions increased 13.7% to 79,941 during the current period, versus 70,306 for the same period in 2010. Average home-based patient census for the nine months ended September 30, 2011, increased 4.3% to 33,836 patients as compared to 32,428 patients for the nine months ended September 30, 2010.

The following table sets forth as of September 30, 2011 organic and acquired revenue, admissions, census and episodes and the related change from the same period in 2010 (in thousands except census and episode data).

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss)%	Acquired(4)	Total	Total Growth %
Revenue	$404,245	$1,336	$405,581	(0.7)%	$13,154	$418,735	2.5%
Revenue Medicare	$324,601	$1,141	$325,742	(3.0)%	$11,180	$336,922	0.4%
New Admissions	76,981	177	77,158	9.7%	2,783	79,941	13.7%
New Medicare Admissions	55,004	120	55,124	6.9%	2,091	57,215	10.9%
Average Census	32,913	133	33,046	1.9%	790	33,836	4.3%
Average Medicare Census	25,604	111	25,715	(0.4)%	639	26,354	2.0%
Episodes	125,279	340	125,619	2.9%	2,179	127,798	4.7%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Cost of service revenue

The following table summarizes home-based services cost of service revenue (amounts in thousands):

	Nine months Ended September 30,
	2011			2010
Salaries, wages and benefits	$198,028	47.2	%(1)	$179,588	44.0	%(1)
Transportation	17,856	4.3%		14,572	3.6%
Supplies and services	13,269	3.2%		12,909	3.2%

	$229,153	54.7%		$207,069	50.7%

(1)	Percentage of home-based net service revenue

Salaries, wages and benefits increased during the nine months ended September 30, 2011 due to an increase in census and episodes and the effect of acquired agencies that occurred late in 2010 and thereafter.

General and administrative expenses

General and administrative expenses during the nine months ended September 30, 2011, included:

•	$3.2 million for our legal expenses and those of the relator associated with our settlement with the United States of America

•	$1 million for settlement of non-intervened claims with the relator.

During the first quarter of 2011 we incurred expenses related to training clinicians on the new face-to-face requirements of the CMS regulations, billing system conversion costs and severance costs which increased G&A costs in that quarter and in the nine month period ended September 30, 2011, compared to the prior year.

Settlement with government agencies

On September 29, 2011, we entered into a settlement agreement which resolved the issue with the United States of America. Pursuant to the settlement agreement, we paid the United States of America $65 million (“settlement amount”) in a single lump sum payment.

Provision for bad debt

The increase in provision for bad debt as a percentage of net service revenue was caused by the increase in commercial receivables both in dollars and as a percentage of total receivables. Commercial claims are not collected as efficiently as Medicare or Medicaid claims, and as our commercial payor revenue increases, these claims will continue to increase in significance in the aging of accounts receivables.

Net income attributable to noncontrolling interests

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

Facility-based services segment operating results

The following table summarizes our facility-based results of operations for the nine months ended September 30, 2011 (amounts in thousands):

	2011			2010			Increase (Decrease)	Percentage Change
Net service revenue	$57,461			$55,951			1,510	2.7%
Cost of service revenue	33,834	58.9	%(1)	32,883	58.8	%(1)	951	2.9%
General and administrative expenses	14,808	25.8	%(1)	13,555	24.2	%(1)	1,253	9.2%
Provision for bad debt	400	0.7	%(1)	159	0.3	%(1)	241	151.6%

Operating Income	$8,419			$9,354

(1)	Percentage of facility-based net service revenue

Net service revenue and related cost of service revenue increased as a result of an increase in patient days in 2011.

Cost of service revenue

The following table summarizes facility-based services cost of service revenue (amounts in thousands):

	Nine months Ended September 30,
	2011			2010
Salaries, wages and benefits	$20,135	35.1	%(1)	$19,865	35.5	%(1)
Transportation	137	0.2%		106	0.2%
Supplies and services	13,562	23.6%		12,912	23.1%

	$33,834	58.9%		$32,883	58.8%

(1)	Percentage of facility-based net service revenue

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal source of liquidity for operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our revolving credit facility, which provides for aggregate borrowings up to $75.0 million.

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

The following table summarizes changes in cash (amounts in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash provided by (used in) operating activities	$(15,650)	$58,450
Cash (used in) investing activities	(17,803)	(33,139)
Cash provided by (used in) financing activities	44,299	(18,498)

Change in cash	10,846	6,813
Cash and cash equivalents at beginning of period	288	394

Cash and cash equivalents at end of period	$11,134	$7,207

Cash used in operating activities decreased $74.1 million during the nine months ended September 30, 2011, primarily due to the net loss in the period.

Investing cash outflows decreased $15.3 million during the nine months ended September 30, 2011, primarily due to lower acquisition volume in the period.

Cash provided by financing activities increased $62.8 million during the nine months ended September 30, 2011. The increase was the result of receiving $54 million of proceeds from our line of credit, drawn to pay the settlement with the United States of America.

Accounts Receivable and Allowance for Uncollectible Accounts

At September 30, 2011, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 12.1%, or $10.8 million, compared to 10.9% or $9.8 million at December 31, 2010. Days sales outstanding as of September 30, 2011 and December 31, 2010 was 47 days and 44 days, respectively. Our calculation of days sales outstanding is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts) at September 30, 2011 and December 31, 2010 by our average daily net patient revenues for the three months period ended September 30, 2011 and December 31, 2010, respectively.

The following table sets forth as of September 30, 2011, the aging of accounts receivable (based on the end of episode date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable (amounts in thousands):

	0-90	91-180	181-365	Over 365	Total
Payor
Medicare	$42,006	$8,750	$4,756	$935	$56,447
Medicaid	2,463	838	510	120	3,931
Other	14,761	5,465	5,411	3,387	29,024

Total	$59,230	$15,053	$10,677	$4,442	$89,402

Allowance as a percentage of receivables	4.2%	11.2%	33.3%	88.4%	12.1%

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

Indebtedness

As of September 30, 2011 we had outstanding a letter of credit valued at $3.4 million, and had $54 million drawn and $21.0 million available under our line of credit. At December 31, 2010, the outstanding letter of credit was $2.9 million and nothing was drawn on the line of credit.

Our Credit Facility with Capital One, National Association provides for a maximum aggregate principal borrowing of $75.0 million. The Credit Facility, which is scheduled to expire on October 12, 2013, is unsecured and has a letter of credit sublimit of $5.0 million. The commitment fee is 0.50% of the total availability. An additional fee of 0.375% is charged for any unused amounts. The interest rate for the borrowings under the Credit

Agreement, at the election of us, shall be either at the Base Rate (as defined in the Credit Agreement) as a function of the prime rate or the Eurodollar Rate (as defined in the Credit Agreement). Borrowings accruing interest under the Credit Agreement at either the Base Rate or the Eurodollar Rate are subject to the applicable margins set forth below:

Leverage Ratio	Eurodollar Margin	Base Rate Margin
<1.00:1.00	2.25%	1.00%
>1.00:1.00<1.50:1.00	2.50%	1.25%
>1.50:1.00<2.00:1.00	2.75%	1.50%

Our Credit Facility contains customary affirmative, negative and financial covenants. For example, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases, up to 2.0 million shares. Under the Credit Facility, we are also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth and leverage ratios.

On September 28, 2011, we amended the Credit Agreement. The minimum fixed charge coverage and leverage ratio formulas in the debt covenants of the Credit Agreement were amended to exclude the settlement amount paid to the United States of America from the covenant calculations allowing us to draw on the line of credit to fund the payment. At September 30, 2011, we believe the Company was in compliance with all covenants, as amended.

Our Credit Facility also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.

Contingencies

For a discussion of contingencies, see Item 1, “Notes to Condensed Consolidated Financial Statements — Note 8 — Commitments and Contingencies” of this Form 10-Q.

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

A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for anticipated payment (“RAP”). We submit a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed. Final payments from Medicare may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required in the population base. We estimate all potential adjustments to an episode based on the best information available as the services are provided and prior to recognizing revenue or presenting the final bill. Therefore, historically, we have recorded little or no adjustments at the time payment is received. Although our estimates are based on historical experience using the best information available at the time we provide service, final payments could differ from our estimates.

Hospice Services. We are paid by Medicare under a per diem payment system. We receive one of four predetermined daily or hourly rates based upon the level of care we furnished. We record net service revenue from hospice services based on the daily or hourly rate and recognize revenue as these hospice services are provided.

Hospice payments are also subject to an inpatient cap and an overall payment cap. The inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services. The overall payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” which is calculated by multiplying the number of beneficiaries receiving services during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. We monitor our limits on a provider-by-provider basis. While historically we have not exceeded these caps, our revenue could be affected if we exceed the cap limits in the future.

Facility-Based Services

Long-Term Acute Care Services. We are reimbursed by Medicare for services provided at our LTACHs based on a predetermined fixed amount intended to reflect the average cost of treating a Medicare patient. The actual amount reimbursed can be adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted. Similar to the home health Medicare reimbursement, we estimate the adjustment based on a historical average and record revenue considering such adjustment. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Revenue is recognized for our LTACHs as services are provided. Although our estimates are based on historical experience using the best information available at the time we provide service, final payments could differ from our estimates.

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

The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent 63.1% and 65.8% of our patient accounts receivable at September 30, 2011 and December 31, 2010, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

The amount of the provision for bad debts is based upon our assessment of historical and expected net collections, business and economic conditions and trends in government reimbursement. Quarterly, we perform a detailed review of historical writeoffs and recoveries as well as recent collection trends. Uncollectible accounts are written off when we have exhausted collection efforts and concluded the account will not be collected.

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

Our employee health insurance program is self funded, with stop-loss coverage on claims that exceed $150,000 for any individual covered employee or employee family member. We are responsible for workers’ compensation claims up to $350,000 per individual incident.

Malpractice, employment practices and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through September 30, 2011 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $500,000 per claim.

We estimate our liabilities related to these programs using the most current information available, but as claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2011, we had cash of $11.1 million. The FDIC reinstated coverage on all non interest bearing checking accounts through December 31, 2012. All non interest bearing accounts are fully insured, regardless of the balance of the account.

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Facility. The Credit Facility is a revolving credit facility and, as such, we borrow, repay and re-borrow amounts as needed, changing the average daily balance outstanding under the facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the Credit Facility would have increased interest expense $72,000 for the three months ended September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective disclosure controls and procedures at the reasonable assurance level as of September 30, 2011.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the period ending September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 12, 2010, the Company received a letter from the United States Senate Finance Committee in response to an April 26, 2010 article in The Wall Street Journal entitled “Home Care Yields Medicare Bounty.” The letter from the Senate Finance Committee asked the Company to provide documents and data related to the issues referenced in The Wall Street Journal article. On June 25, 2010, the Company completed its response to the Senate Finance Committee’s letter. On October 3, 2011, the Senate Finance Committee issued a report with its findings. At this time, the Company is unable to predict whether any further actions will result from this matter.

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

On October 17, 2011, the Company received a subpoena from the Department of Health and Human Services Office of Inspector General (the “OIG”). The subpoena requests documents related to patients who received service from two of our locations in the State of Oregon and some additional documents related to our agencies in Oregon, Washington and Idaho. The Company will produce the requested documents and will cooperate with the OIG’s review in this matter. The Company cannot predict the outcome or effect of this review, if any, on the Company’s business.

Except as discussed above, the Company is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

Settlement Agreement with the United States of America

On September 30, 2011, the Company announced that it had entered into a settlement agreement with the United States government to resolve an investigation the Company first announced on July 13, 2009. The investigation resulted from a qui tam complaint filed by a relator against the Company under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733. Pursuant to the settlement agreement, the Company paid the United States $65 million (“settlement amount”) in a single lump sum payment. In exchange for the payment of the settlement amount, the United States and the relator released the Company from any civil or administrative monetary claim under the False Claim Act for the covered conduct. The released covered conduct includes claims involving home health services rendered by the Company from 2006 to 2008 with regard to whether such home health services were either not medically necessary or were delivered to patients who were not homebound. The OIG also agreed to release and refrain from instituting, directing or maintaining any administrative action seeking to exclude the Company from Medicare, Medicaid and other federal health care programs with respect to the covered conduct described above.

The government did not find that all aspects of the relator’s complaint deserved intervention, including homebound and medical necessity claims for 2005 and coding related claims for 2005 through 2008. The Company reached an agreement in principle to settle these non-intervened claims for $1.0 million with the relator and the government. Upon final approval of the agreement in principle, the Company expects to enter into a settlement agreement with regard to these non-intervened claims. In connection with this settlement, the Company recorded an accrual of $1.0 million in the current quarter. The Company also accrued an additional $1.0 million to satisfy its legal obligation to pay the relator’s legal fees associated with reaching the settlement of the claims in this matter.

Effective September 29, 2011, the Company entered into a five year Corporate Integrity Agreement (“CIA”) with the OIG. The CIA formalizes various aspects of the Company’s already existing ethics and compliance programs and contains other requirements designed to help ensure Company’s ongoing compliance with federal health care program requirements.

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

The Company accounts for the repurchase of its common stock under the cost method. The Company uses the average cost method upon the subsequent reissuance of treasury shares. During the nine months ended September 30, 2011, the Company repurchased 24,159 shares of common stock at an aggregate cost of $577,000, including commissions, or an average cost per share of $23.93. The remaining dollar value of shares authorized to be purchased under the share repurchase program is $49.4 million at September 30, 2011.

The following table summarizes the Company’s repurchase activity during the nine months ended September 30, 2011:

Period	(a) Total number of shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	—	—	—	$50,000,000
May 1 — May 31	—	—	—	$50,000,000
June 1 — June 30	24,159	$23.93	24,159	$49,423,000
Total second quarter	24,159	$23.93	24,159	$49,423,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.1 to the Form 8-K on January 4, 2008).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

4.2	Reference is made to Exhibits 3.1 and 3.2 (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005 and May 9, 2005 and to the form 8-K on January 4, 2008, respectively).

10.1	Settlement Agreement (previously filed as Exhibit 10.1 to the Form 8-K on September 30, 2011)

10.2	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and LHC Group, Inc. (previously filed as Exhibit 10.2 to the Form
8-K on September 30, 2011)

10.3	Second Amendment to Second Amended And Restated Credit Agreement (previously filed as Exhibit 10.3 to the Form 8-K on September 30, 2011)

10.4	Third Amendment to Second Amended And Restated Credit Agreement (previously filed as Exhibit 10.4 to the Form 8-K on September 30, 2011)

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

LHC GROUP, INC.

Date: November 9, 2011	/s/ Peter J. Roman

Peter J. Roman
Executive Vice President and Chief Financial Officer (Principal financial officer)