Form 10-K
period 2011-12-31
LHC Group, Inc
filed 2012-03-15
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-33989

LHC GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0918189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 West Pinhook Road, Suite A

Lafayette, Louisiana 70503

(Address of principal executive offices, including zip code)

(337) 233-1307

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, par value $0.01 per share	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, in any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $374.6 million based on the closing sale price as reported on the NASDAQ Global Select Market. For purposes of this determination shares beneficially owned by officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.

There were 18,820,380 shares of common stock, $0.01 par value, issued and outstanding as of March 8, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2011 are incorporated by reference in Part II of this Annual Report on Form 10-K. Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

LHC GROUP, INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference herein, contain certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “foresee,” “estimate,” “predict,” “potential,” “intend” and similar expressions are intended to identify forward-looking statements. Specifically, this Annual Report on Form 10-K contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2011;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operating and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in or future interpretations of fraud, anti-kickback or other laws.

The forward-looking statements included in this report reflect our current views and assumptions only as of the date this report is filed with the Securities and Exchange Commission. Except as required by law, we assume no responsibility and do not intend to release updates or revisions to forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. The occurrence of any of the events described in Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K or incorporated by reference into this Annual Report on Form 10-K, and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business, and any such forward-looking statements should not be relied on as a prediction of future events.

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

Overview

We provide post-acute health care services to patients through our home nursing agencies, hospices and long-term acute care hospitals (“LTACHs”). Through our wholly and majority owned subsidiaries, equity joint ventures and controlled affiliates, we currently operate in Alabama, Arkansas, Florida, Georgia, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, West Virginia and Washington. We operate in two segments: home-based services and facility-based services. As of December 31, 2011, we owned and operated 290 home-based service locations, with 247 home nursing agency locations, 32 hospices, three specialty agencies and four private duty agencies. As of December 31, 2011, we also managed the operations of four home nursing agencies in which we do not have an ownership interest. Our facility-based services included six long-term acute care hospitals with nine locations, a pharmacy, and a family health center.

We provide home-based post-acute health care services through our home nursing agencies and hospices. Our home nursing locations offer a wide range of services, including skilled nursing, medically-oriented social services and physical, occupational and speech therapy. The nurses, home health aides and therapists in our home nursing agencies work closely with patients and their families to design and implement individualized treatments in accordance with a physician-prescribed plan of care. Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors and volunteers. Of the 290 home-based services locations, 151 are wholly-owned by us, 125 are majority-owned or controlled by us through joint ventures, 10 are operated through license lease arrangements, and we manage the operations of four home nursing agencies in which we have no ownership interest.

Our LTACH locations provide services primarily to patients with complex medical conditions who have transitioned out of a hospital intensive care unit but whose conditions remain too severe for treatment in a non-acute setting. As of December 31, 2011, our hospitals had 220 licensed beds. Of our 11 facility-based services locations, six are wholly-owned by us and five are majority-owned or controlled by us through joint ventures.

Our net service revenue by segment for the years ended December 31, 2011, 2010 and 2009 was as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Home-Based Services	$557,901	$555,110	$466,736
Facility-Based Services	75,971	76,457	62,510

Consolidated Net Service Revenue	$633,872	$631,567	$529,246

A reclassification has been made to the December 31, 2010 and 2009 Home-Based Services Net Service Revenue to conform to the 2011 presentation. Net service revenue has been decreased by $3.5 million and $2.7 million for the twelve months ended December 31, 2010 and 2009, respectively, related to fees the Company collects and subsequently pays to nursing homes primarily for room and board services provided to our hospice patients.

Our founders began operations in September 1994 as St. Landry Home Health, Inc. in Palmetto, Louisiana. After several years of expansion, our founders reorganized their business and began operating as Louisiana Healthcare Group, Inc. in June 2000. In March 2001, Louisiana Healthcare Group, Inc. reorganized and became a wholly owned subsidiary of The Healthcare Group, Inc., a Louisiana business corporation. In December 2002, The Healthcare Group, Inc. merged into LHC Group, LLC, a Louisiana limited liability company, with LHC Group, LLC being the surviving entity. In January 2005, LHC Group, LLC established a wholly owned Delaware subsidiary, LHC Group, Inc. and on February 9, 2005, LHC Group, LLC merged into LHC Group, Inc., a Delaware corporation. Our principal executive offices are located at 420 West Pinhook Road, Suite A, Lafayette, Louisiana, 70503. Our telephone number is (337) 233-1307. Our website is www.lhcgroup.com. Information contained on our website is not part of or incorporated by reference into this Annual Report on Form 10-K.

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

Pursue strategic acquisitions and develop joint ventures. We will continue to identify and evaluate opportunities for strategic acquisitions in new and existing markets that will enhance our market position, increase our referral base and expand the breadth of services we offer. We endeavor to joint venture with hospitals to provide post-acute services, such as home health and hospice services in communities served by hospitals already operating Medicare-certified home health agencies.

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

Home-Based Services

Home Nursing. Our registered and licensed practical nurses provide a variety of medically necessary services to homebound patients who are suffering from acute or chronic illness, recovering from injury or surgery, or who otherwise require care, teaching or monitoring. These services include:

•	wound care and dressing changes;

•	cardiac rehabilitation;

•	infusion therapy;

•	pain management;

•	pharmaceutical administration;

•	skilled observation and assessment; and

•	patient education.

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

Operations

Financial information relating to the home- and facility-based operating segments of our business including their contributions to our total net service revenue, operating income and total assets for each of the three years in the period ended December 31, 2011, 2010 and 2009, respectively, is found in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Home-Based Services

Our home nursing agencies are operated in one division that is separated into five geographical regions and further separated into individual operating areas. Each agency is staffed with experienced clinical home health and administrative professionals who provide a wide range of patient care services. Each of our home nursing agencies is licensed and certified by the state and federal governments, and 252 of our 290 agencies are accredited by the Joint Commission, a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Those not yet accredited are working towards achieving this accreditation, a process which can take up to six months. As we acquire companies, we apply for accreditation 12 to 18 months after acquisition.

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

Facility-Based Services

Our long term acute care hospitals are operated in one division within one geographic region. Our facility-based services follow a clinical approach under which each patient is discussed in weekly, multidisciplinary team meetings. In these meetings, patient progress is assessed, compared to goals and future goals are set. We believe that this model results in higher quality care, predictable discharge patterns and the avoidance of unnecessary delays.

All coding, medical records, case management, utilization review and medical staff credentialing are provided at the hospital level. Centralized functions that are provided by the home office include payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management, pharmacy, information technology and general clinical oversight accomplished by periodic on-site surveys.

Joint Ventures

As of December 31, 2011, we had 70 equity joint ventures including 62 with hospitals, five with physicians, and three with other parties. We also operate four agency license leasing agreements.

Equity Joint Ventures

A majority of our equity joint ventures are structured as limited liability companies in which we own a majority equity interest and our partners own a minority equity interest. At the time of formation, we and our partners each contribute capital to the equity joint venture in the form of cash or property. We believe that the amount contributed by each party to the equity joint venture represents their pro rata portion of the fair market value of the equity joint venture. None of our partners are required to make or influence referrals to our equity joint ventures. In fact, each of our hospital joint venture partners must follow the same Medicare discharge planning regulations, which, among other things, requires them to offer each Medicare patient a list of available Medicare-certified home nursing agency options and to allow the patient to choose his or her own provider.

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

The 70 equity joint ventures individually contribute between 0.01% and 4.23% of our consolidated net service revenue with only one of the equity joint ventures accounting for greater than 4% of our total net service revenue for the 12 months ended December 31, 2011. Mississippi HomeCare of Jackson, LLC, in which we have a 66.67% ownership interest, contributed 4.23% to our consolidated net service revenue for the year ended December 31, 2011.

Most of our equity joint ventures include a buy/sell option that grants to us and our joint venture partners the right to require the other joint venture party to either purchase all of the exercising member’s membership interests or sell to the exercising member all of the non-exercising member’s membership interests, at the non-exercising member’s option, within 30 days of the receipt of notice of the exercise of the buy/sell option. In some instances, the purchase price under these buy/sell provisions is based on a multiple of the historical or future earnings before income taxes, depreciation and amortization of the equity joint venture at the time the buy/sell option is exercised. In other instances, the buy/sell purchase price will be negotiated by the partners but will be subject to a fair market valuation process.

License Leasing Agreements

As of December 31, 2011, we have four agreements to lease, through our wholly-owned subsidiaries, the right to use the home health licenses necessary to operate our home nursing agencies and hospice agencies. These leases are entered into in instances when state law would otherwise prohibit the alienation and sale of home nursing agencies. The table below details the monthly fees and termination dates of the leasing agreements. Two of the agreements are based on net quarterly projections with a cap of $160,000 per year.

2011 Current Monthly Fee	Increase in Monthly Fee	Initial Term Dates
Based on net quarterly projections with a cap of $160,000.	None	2010 with a 5 year automatic renewal
$16,000	5% increase every three years	2017 with a 2 year automatic renewal
$5,000	Renegotiated after five years (2013)	2017 with a 5 year automatic renewal

In all four leasing arrangements, we have a right of first refusal in the event that the lessor intends to sell the leased agency to a third party.

Management Services Agreements

As of December 31, 2011, we have three management services agreements under which we manage the operations of home nursing agencies. We currently have no ownership interest in the agencies subject to these management services agreements. As described in the agreements, we provide billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency. We are responsible for the costs associated with the locations and personnel required for the provision of services. We are compensated based on a percentage of cash collections and reimbursed for operating expenses for one agreement and on a percentage of operating net income for the remaining two agreements. The term of these arrangements is typically five years, with an option to renew for an additional five-year term. All management services agreements will automatically renew annually unless either parties give written notice of termination.

We record management services revenue as services are provided in accordance with the various management services agreements.

Competition

The home health care market is highly fragmented. According to MedPac, there were approximately 11,400 Medicare-certified home nursing agencies in the United States in 2010. In 2009 MedPac estimated that approximately 32% of Medicare certified home health agencies were hospital-based or not-for-profit, freestanding agencies and 19% of home nursing agencies are located in rural markets. We believe we are well positioned to build and maintain long-term relationships with local hospitals, physicians and other health care providers and to become the highest quality post-acute provider in our markets. In our experience, because most rural areas have the population size to support only one or two general acute care hospitals, the local hospital often plays a significant role in rural market health care delivery systems. Rural patients who require home nursing frequently receive care from a small home care agency or an agency that, while owned and run by the hospital, is not an area of focus for that hospital. Similarly, patients in these markets who require services typically offered by long-term acute care hospitals are more likely to remain in the community hospital because it is often the only local facility equipped to deal with severe, complex medical conditions. By entering these markets through affiliations with local hospitals, competition for the services we provide is minimal.

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

Compliance

We have established and maintain a comprehensive compliance and ethics program that is designed to assist all of our employees to meet or exceed applicable standards established by federal and state laws and regulations and industry practice. Although we first established our compliance and ethics program in 1996, in 2009 we redesigned and enhanced several aspects of the program. Our redesign and enhancement of the program involved several initiatives to further our goal of fostering and maintaining the highest standards of compliance, ethics, integrity and professionalism in every aspect of our business dealings.

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

We continually expand and refine our compliance and ethics programs. We promote a culture of compliance, ethics, integrity and professionalism within our company through persistent messages from our senior leadership concerning the necessity of strict compliance with legal requirements and company policies and procedures. We believe our consistent focus on our compliance and ethics programs provides us with a competitive advantage in the markets we serve.

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

In addition to our Service Value Point system, our business is substantially dependent on non-proprietary software. We utilize a third-party software information system for billing and maintaining patient claim receivables for our LTACHs. As of December 31, 2011, our home nursing agencies primarily utilize two billing and patient claim systems.

We continue to implement, evaluate and refine our point of care (“POC”) roll out strategy. POC allows a visiting clinician access to records and other information from the patient’s home or at the point of care. This access also allows the clinician to complete required documentation at the point of care and submit it electronically into our patient record. We currently have 73 locations (home health and hospice) on POC and plan to continue adding locations on POC over the next several years.

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

Reimbursement

Medicare

The federal government’s Medicare program, governed by the Social Security Act of 1965, reimburses health care providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services (“HHS”) and the Centers for Medicare & Medicaid Services (“CMS”). Medicare payments accounted for 79.7%, 80.5% and 82.2% of our net service revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.

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

We receive a standard prospective Medicare payment for delivering care over a base 60-day period, referred to as an episode of care. There is no limit to the number of episodes a beneficiary may receive as long as he or she remains eligible. Most patients complete treatment within one payment episode. The base episode payment, established through federal legislation, is a flat rate that is adjusted upward or downward based upon differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity and service utilization. The magnitude of the adjustment is determined by each patient’s categorization into one of 153 payment groups, known as Home Health Resource Groups and the costliness of care for patients in each group relative to the average patient. Our payment is further adjusted for differences in local labor costs using the hospital wage index. We bill and are reimbursed for services in two stages: an initial request for advance payment when the episode commences and a final claim when it is completed. We submit all Medicare claims through the Medicare Administrative Contractors for the federal government. We receive 60% of the estimated payment for a patient’s initial episode up-front (after the initial assessment is completed and upon initial billing) and the remaining 40% upon completion of the episode and after all final treatment orders are signed by the physician. In the event of subsequent episodes, reimbursement timing is 50% up-front and 50% upon completion of the episode. Final payments may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (1) an outlier payment if the patient’s care was unusually costly; (2) a low utilization adjustment if the number of visits was fewer than five; (3) a partial payment if the patient transferred to another provider before completing the episode; or (4) a payment adjustment based upon the level of therapy services required in the population base. Because such adjustments are determined upon the completion date of the episode, retroactive adjustments could impact our financial results.

CMS finalized two provisions of the Affordable Care Act: (1) a face-to-face encounter requirement for home health and hospice; and (2) changes in the therapy assessment schedule. As a condition for Medicare payment, the Affordable Care Act mandates that prior to certifying a patient’s eligibility for home health services, the certifying physician must document that he or she, or a non-physician practitioner that meets the requirements of the rule, has had a face-to-face encounter with the patient that relates to the condition for which the patient receives home health services. The encounter must occur within 90 days prior to the start of care or 30 days after the start of care. Documentation regarding these encounters must be present on certifications.

In addition to the face-to-face encounter requirements, CMS made important changes to therapy assessment requirements. A professional qualified therapist assessment must take place at least once every 30 days during a therapy patient’s course of treatment. For those eligible patients needing 13 or 19 therapy visits, a qualified therapist must perform the therapy service required, assess the patient, and measure and document effectiveness of the 13th visit and the 19th visit for all therapy disciplines caring for the patient.

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

The base payment rate for Medicare home nursing was $2,192.07, $2,312.94 and $2,271.92 per 60 day episode for the calendar years of 2011, 2010 and 2009 respectively. In 2012, the base payment rate for Medicare home nursing per 60 day episode is $2,138.52.

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

Medicare limits the reimbursement we may receive for inpatient care services of hospice patients. Under the “80-20 rule,” if the number of inpatient care days furnished by us to Medicare beneficiaries exceeds 20% of the total days of hospice care furnished by us to Medicare beneficiaries, Medicare payments to us for inpatient care days exceeding the inpatient cap will be reduced to the routine home care rate. This determination is made annually based on the 12-month period beginning on November 1st each year. This limit is computed on a program-by-program basis. Our hospices did not exceed the cap on inpatient care services during 2010 or 2009. We have not received notification that any of our hospices have exceeded the cap on inpatient care services during 2011.

Our Medicare hospice reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period, which runs from November 1st through October 31st of the following year. We have not received notification that any of our hospices have exceeded the cap on per beneficiary limits during 2011.

The two caps include an inpatient cap and overall payment cap, detailed below:

•

Inpatient Cap. This cap limits the number of days of inpatient care (both respite and general) under a provider number to 20% of the total number of days of hospice care (both inpatient and in-home) furnished to all patients served. The daily payment rate for any inpatient days of service in excess of the cap amount is calculated at the routine home care rate, with excess amounts due back to Medicare; and

•

Overall Payment Cap. This cap is calculated by the Medicare fiscal intermediary at the end of each hospice cap period to determine the maximum allowable payments per provider number. On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care from September 28, 2010 to September 27, 2011 by a statutory amount that is indexed for inflation. The per beneficiary cap amount was $24,528 for the twelve-month period ended October 31, 2011 and $23,875 for the twelve month period ended October 31, 2010. There will be a cap liability if actual payments per the Provider Statistical and Reimbursement report for the period of November 1, 2010 to October 31, 2011 exceed the beneficiary cap amount.

CMS finalized a face-to-face encounter requirement applicable to hospice. This requirement mandated that a physician or nurse practitioner must have a face-to-face encounter with the patient no later than the 30 day period prior to the 180th-day recertification (third benefit period) and each subsequent recertification in order to gather clinical findings that support continued hospice care, and that the certifying hospice physician must attest that such a visit took place.

Long-Term Acute Care Hospitals. All Medicare payments to our LTACHs are made in accordance with a prospective payment system specifically applicable to long-term acute care hospitals, referred to as “LTACH-PPS.” Proposed rules specifically related to LTACHs are generally published in January, finalized in May and effective on July 1st of each year. Additionally, LTACHs are subject to annual updates to the rules related to the inpatient prospective payment system, or “IPPS,” that are typically proposed in May, finalized in August and effective on October 1st of each year. In the annual payment rate update for the 2010 fiscal year, CMS consolidated the two historical annual updates into one annual update. The final rule adopted a 15-month rate update for fiscal year 2009 and moves the LTACH-PPS from a July-June update cycle to an October-September cycle. Beginning fiscal year 2010 the LTACH rate year will begin October 1, coinciding with the start of the federal fiscal year.

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

May 9, 2008 Final Rule. On May 9, 2008, CMS published its annual payment rate update for the 2009 LTACH-PPS rate year, or “RY 2009” (affecting discharges and cost reporting periods beginning on or after July 1, 2008). The final rule adopts a 15-month rate update, from July 1, 2008 through September 30, 2009 and moves LTACH-PPS from a July-June update cycle to the same update cycle as the general acute care hospital inpatient rule (October – September). For RY 2009, the rule establishes a 2.7% update to the standard federal rate. The rule increases the fixed-loss amount for high cost outlier cases to $22,960, which is $2,222 higher than the 2008 LTACH-PPS rate year. The final rule provides that CMS may make a one-time reduction in the LTACH-PPS rates to reflect a budget neutrality adjustment no earlier than December 29, 2010 and no later than October 1, 2012. CMS estimated this reduction will be approximately 3.75%.

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

June 3, 2009 Interim Final Rule. On June 3, 2009, CMS published an interim final rule in which CMS adopted a new table of MS-LTC-DRG relative weights that will apply to the remainder of fiscal year 2009 (through September 30, 2009). This interim final rule revises the MS-LTC-DRG relative weights for payment under the LTACH-PPS for FY 2009 due to CMS’s misapplication of its established methodology in the calculation of the budget neutrality factor. This error resulted in relative weights that are higher, by approximately 3.9% for all of FY 2009 (October 1, 2008 through September 30, 2009) which has the effect of reducing reimbursement by approximately 3.9%. However, CMS is only applying the corrected weights to the remainder of fiscal year 2009 (that is, from June 3, 2009 through September 30, 2009).

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

For the 12 months ended December 31, 2011, on an individual basis, the admission of our LTACHs were under the proper threshold as of the current cost report year date of August 31, 2011. Our new LTACHs acquired in 2010 and 2009 were grandfathered LTACHs and, therefore, have no limitations under MMSEA with respect to the number of patients that can be admitted from the host hospital. Our remaining LTACH is not an HwH; therefore, it is not subject to these limits on host hospital referrals, but maintains compliance with non-co-located hospital referral thresholds.

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

Non-Governmental Payors

Payments from non-governmental payor sources are based on episodic-based rates or per visit basis depending upon the terms and conditions of the payor. Examples of non-governmental payor sources are insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as patients directly.

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

In response to the challenges associated with collecting from commercial payors we began negotiating higher reimbursement rates with a majority of our commercial payors. Our Managed Care contracts include 80 different payors between all our divisions, 5 of those are national contracts, 10 are regional contracts and 65 are state and local contracts/standing letters of agreement. However, if we are unable to continue negotiating higher reimbursement rates with commercial payors or if commercial payors continue to reduce health care costs through reduction in home health reimbursement, it could have a material adverse impact on our financial results.

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

Medicare Participation

During the years ended December 31, 2011, 2010 and 2009, we received 79.7%, 80.5% and 82.2%, respectively, of our consolidated net service revenue from Medicare. We expect to continue to receive the majority of our consolidated net service revenue from serving Medicare beneficiaries. Medicare is a federally funded and administered health insurance program, primarily for individuals who are 65 or older or who are disabled. To participate in the Medicare program and receive Medicare payments, our agencies and facilities must comply with regulations promulgated by CMS. Among other things, these requirements, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care. Although we intend to continue to participate in the Medicare reimbursement programs, we cannot guarantee that our agencies, facilities and programs will continue to qualify for participation.

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

The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock. If a physician owns stock in an entity and the stock is listed on a national exchange or is quoted on NASDAQ and the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. The requirements for this Stark Law exception include a requirement that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2011, 2010 and 2009, we have exceeded $75.0 million in stockholders’ equity.

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

Environmental Health and Safety Laws

We are subject to federal, state and local regulations governing the storage, use and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental laws and regulations. We do not have any violations related to compliance with environmental, health and safety laws through 2011.

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

The institutional pharmacy operations within our facility-based services segment are also subject to regulation by the various states in which we conduct the pharmacy business, as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, administered by the United States Drug Enforcement Administration, dispensers of controlled substances must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. We do not have any violations related to the Comprehensive Drug Abuse Prevention and Control Act of 1970 through 2011.

Accreditation

The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of December 31, 2011, the Joint Commission had accredited 252 of our 290 agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies we apply for accreditation 12 to 18 months after acquisition.

Certificate of Need and Permit of Approval Laws

In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing or expanding certain health services or facilities. States with certificate of need or permit of approval laws place limits on both the construction and acquisition of health care facilities and operations and the expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding certain amounts that involve certain facilities or services, including home nursing agencies. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program. The following states issue certificates of need or permits of approval: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, South Carolina, Tennessee, Vermont, Washington, West Virginia and the District of Columbia. In addition, the state of Louisiana has imposed a moratorium on the issuance of new licenses for home nursing agencies that we expect to remain in effect for 2012.

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

Employees

As of December 31, 2011 we had 7,571 employees, of which 5,130 were full-time. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.

Insurance

We are subject to claims and legal actions in the ordinary course of our business. To cover claims that may arise, we maintain professional malpractice liability insurance, general liability insurance, automobile liability insurance and workers’ compensation/employer’s liability insurance in amounts that we believe are appropriate and sufficient for our operations. We maintain professional malpractice and general liability insurance that provide primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. We maintain workers’ compensation insurance that meets state statutory requirements with a primary employer liability limit of $1.0 million for Louisiana, Mississippi, Alabama, Arkansas, Texas, Tennessee, Georgia, Florida, Kentucky, Missouri, Oklahoma, Virginia, West Virginia, Oregon, North Carolina, Maryland and Idaho. There are no limits to employer liability in Ohio and Washington. The Company is self-insured for the first $350,000 in workers compensation liability. We maintain automobile liability insurance for all owned, hired and non-owned autos with a primary limit of $1.0 million. In addition, we currently maintain multiple layers of umbrella coverage in the aggregate amount of $25.0 million that provides excess coverage for professional malpractice, general liability, automobile liability and employer’s liability. We maintain directors and officers liability insurance in the aggregate amount of $25.0 million, with an additional $5.0 million of Side A coverage. The cost and availability of insurance coverage has varied widely in recent years. While we believe that our insurance policies and coverage are adequate for a business enterprise of our type, we cannot guarantee that our insurance coverage is sufficient to cover all future claims or that it will continue to be available in adequate amounts or at a reasonable cost.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports are available free of charge on our internet website at www.lhcgroup.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC also maintains an internet site at www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (800) SEC-0330.

Item 1A.	Risk Factors.

The risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K could cause our actual results to differ materially from past or expected results and are not the only ones we face. Other risks and uncertainties that we have not predicted or assessed may also adversely affect us.

If any of the following risks occur, our earnings, financial condition or business could be materially harmed and the trading price of our common stock could decline, resulting in the loss of all or part of stockholders’ investments.

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

We derive more than 75% of our consolidated net service revenue from Medicare. If there are changes in Medicare rates or methods governing Medicare payments for our services, or if we are unable to control our costs, our results of operations and cash flows could decline materially.

For the years ended December 31, 2011, 2010 and 2009, we received 79.7%, 80.5% and 82.2%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. Reductions in Medicare reimbursement could be caused by many factors, including:

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

We receive fixed payments from Medicare for our services based on the level of care provided to our patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing these services. Medicare currently provides for an annual adjustment of the various payment rates, such as the base episode rate for our home nursing services, based upon the increase or decrease of the medical care expenditure category of the Consumer Price Index, which may be less than actual inflation. This adjustment could be eliminated or reduced in any given year. In 2011 we experienced an approximate 5.22% cut in home health reimbursement for our Medicare patients and expect an additional 2.4% cut in 2012. Further, Medicare routinely reclassifies home health resource groups and long-term care diagnosis-related groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our results of operations, net income and cash flows could be adversely impacted.

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

If any of our agencies or facilities fail to comply with the conditions of participation in the Medicare program, that agency or facility could be terminated from Medicare, which could adversely affect our consolidated net service revenue and net income.

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

In a final rule released on May 1, 2007, CMS expanded the Medicare admissions threshold to apply not only to long-term acute care HwHs and satellites but also to freestanding LTACHs and grandfathered LTACHs. The policy also applies to HwHs and satellites that admit Medicare patients from non-co-located hospitals. While this policy change was supposed to take effect for cost reporting periods beginning on or after July 1, 2007, the MMSEA delayed the implementation of the policy initially for three years and then for an additional two years with respect to freestanding LTACHs and grandfathered LTACHs. MMSEA delays the implementation until cost report periods beginning on or after July 1, 2012. Further, the MMSEA set the percentage threshold at 50% for three years for HwHs and satellites located in urban areas that would otherwise be subject to a transition period and it established a 75% ceiling for HwHs and satellite facilities located in rural areas and those that receive referrals from MSA dominant hospitals or urban single hospitals.

We currently have a total of nine LTACHs. Eight of our LTACHs are classified as HwHs and one as freestanding. Of the eight HwH facilities, five are located in rural or non-MSAs and are, therefore, subject to a final admission percentage of 50% at the end of the phase-in period. Three of our HwH facilities are located in MSA or urban areas and will be subject to a final admission percentage of 25% at the end of the phase-in period. Of the eight locations classified as HwHs, one facility is a satellite location of a parent hospital located in an MSA and one is a satellite location of a parent hospital located in a non-MSA. Based on our discussions with CMS, we believe each of these satellite locations will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations. If the “25 percent rule” is extended, as planned, to freestanding LTACHs after the implementation delay established in the MMSEA, our current freestanding facility would not likely be affected because we currently do not receive more than 25% of our Medicare admissions from any single referring hospital.

For the 12 months ended December 31, 2011, on an individual basis, all of our LTACHs that are classified as HwHs admitted between 59% and 93% of their patients from their host hospitals. These hospitals came under the proper thresholds as of their respective cost report year end date in 2011. Our new LTACHs acquired in 2010 and 2009 are grandfathered and, consequently, have no limitations under MMSEA with respect to the number of patients that can be admitted from the host hospital. Our remaining LTACH is not an HwH; therefore, it is not subject to these limits on host hospital referrals.

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

Our ability to expand operations in a state will depend on our ability to obtain a state license to operate. States may have a limit on the number of licenses they issue. For example, Louisiana currently has a moratorium on the issuance of new home nursing agency licenses. We cannot predict whether this moratorium will be extended beyond this date or whether any other states in which we currently operate, or may wish to operate in the future, may adopt a similar moratorium.

We currently operate in 10 states that require health care providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. The states that currently issue certificates of need or permits of approval are: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, South Carolina, Tennessee, Vermont, Washington, West Virginia and the District of Columbia. In granting approval, these states consider the need in the service area for additional or expanded health care facilities or services. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.

Risk Factors Related to Capital and Liquidity

The condition of the financial markets, including volatility and weakness in the equity, capital and credit markets could limit the availability and terms of debt and equity financing courses to fund the capital and liquidity requirements of our business.

Financial markets experienced significant disruptions over the past few years. These disruptions have impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reducing the availability of certain types of debt financing. Despite the instability over the past few years within the financial markets nationally and globally, we have not experienced any individual lender limitations to extend credit under our revolving credit facility. However, the obligations of each of the lending institutions in our revolving credit facility are separate and the availability of future borrowings under our revolving credit facility could be impacted by further volatility and disruptions in the financial credit markets or other events. Our inability to access our revolving credit facility or refinance the revolving credit facility would have a material adverse effect on our business, financial positions, results of operations and liquidity.

Based on our current plan of operations, including acquisitions, we believe our existing cash balance, when combined with expected cash flows from operations and amounts available under our revolving line of credit, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months. If our future net service revenue or cash flow from operations is less than we currently anticipate, we may not have sufficient funds to implement our growth strategy. Further, we cannot readily predict the timing, size and success of our acquisition and internal development efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing.

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

In addition, events beyond our control could affect our ability to comply with and maintain such financial tests and ratios. Any failure by us to comply with or maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to our credit facility or any other future debt agreements. An event of default could lead to the acceleration of the maturity of any outstanding loans and the termination of the commitments to make further extensions of credit. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business at our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

Our net service revenue is concentrated in a small number of states, which makes us sensitive to regulatory and economic changes in those states.

The Company’s facilities in Louisiana, Alabama, Mississippi, Tennessee, and Kentucky accounted for approximately 67.5% of consolidated net service revenue in the current year. Accordingly, any changes in the current demographic, economic, competitive, or regulatory conditions in these states could have an adverse effect on our business, financial condition, results of operations and cash flows. Medicaid changes in these states could also have a material adverse effect on our results of operations or cash flows.

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

Our business is characterized by delays in reimbursement from the time we request payment for our services to the time we receive reimbursement or payment. A portion of our estimated reimbursement (60.0% for an initial episode of care and 50.0% for subsequent episodes of care) for each Medicare episode is billed at the commencement of the episode and, we typically receive payment within approximately 12 days. The remaining reimbursement is billed upon completion of the episode and is typically paid within 14 to 17 days from the billing date. If we have information system problems or issues arise with Medicare or other payors, we may encounter further delays in our payment cycle. For example, in the past we have experienced delays resulting from problems arising out of the implementation by Medicare of new or modified reimbursement methodologies or as a result of natural disasters, such as hurricanes. We have also experienced delays in reimbursement resulting from our implementation of new information systems related to our accounts receivable and billing functions. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our consolidated results of operations and liquidity. Our working capital management procedures may not successfully negate this risk. Significant delays in payment or reimbursement could have an adverse impact on our liquidity and financial condition.

Risk Factors Related to Operations and our Growth Strategy

We could be required to record a material non-cash charge to income if our recorded goodwill or intangible assets are impaired.

Goodwill and other intangibles represent a significant portion of the assets on our balance sheet and are assessed for impairment annually for each of our reporting units. The assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to the reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the fair value of goodwill. If we determine that the fair value is less than our book value, we could be required to record a non-cash impairment charge to our consolidated statements of income, which could have a material adverse effect on our earnings.

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

We compete with local and regional home nursing and hospice companies, hospitals and other businesses that provide post-acute health care services, some of which are large established companies that have significantly greater resources than we do. Our primary competition comes from local operators in each of our markets. We expect our competitors to develop joint ventures with providers, referral sources and payors, which could result in increased competition. The introduction by our competitors of new and enhanced service offerings, in combination with industry consolidation and the development of competitive joint ventures, could cause a decline in net service revenue, loss of market acceptance of our services or make our services less attractive. Future increases in competition from existing competitors or new entrants may limit our ability to maintain or increase our market share. We may not be able to compete successfully against current or future competitors and competitive pressures may have a material adverse impact on our business, financial condition and results of operations.

Future acquisitions may be unsuccessful and could expose us to unforeseen liabilities. Further, our acquisition and internal development activity may impose strains on our existing resources.

Our growth strategy involves the acquisition of home nursing agencies and facilities throughout the United States. These acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees or patients of acquired agencies and the assumption of liabilities and exposure to unforeseen liabilities of acquired agencies. We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on our operations.

We generally structure our acquisitions as asset purchase transactions in which we expressly state that we are not assuming any pre-existing liabilities of the seller and obtain indemnification rights from the previous owners for acts or omissions arising prior to the date of such acquisitions. However, the allocation of liability arising from such acts or omissions between the parties could involve the expenditure of a significant amount of time, manpower and capital. Further, the former owners of the agencies and facilities we acquire may not have the financial resources necessary to satisfy our indemnification claims relating to pre-existing liabilities. If we were unsuccessful in a claim for indemnification from a seller, the liability imposed could materially adversely affect our operations.

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

We operate in a highly regulated industry and are the subject of a number of inquiries by the federal government. We are cooperating with the applicable government agencies with respect to each of the inquiries and producing the requested records. Any negative findings could have a material adverse impact on our operations and financial condition. Although we cannot predict when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to these inquiries will continue to require management’s attention and significant legal expense. See Part I. Item 3. Legal Proceedings in this Form 10K for additional information regarding these inquiries.

We are subject to a corporate integrity agreement and could be subject to substantial monetary penalties or suspension in participation of Federal health care programs for noncompliance.

On September 29, 2011, we entered into a corporate integrity agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services. The CIA imposes certain auditing, self-reporting and training requirements that we must comply with. Failure to comply with certain obligations may lead to the imposition of monetary penalties and/or exclusion from participation in the Federal health care programs. The imposition of monetary penalties would adversely affect our profitability. An exclusion from participation the Federal health care programs would have a material adverse affect on our financial condition as substantially all of our net patient revenue is attributable to payments received under the Medicare and Medicaid programs.

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

Our information systems are networked via public network infrastructure and standards based encryption tools that meet regulatory requirements for transmission of protected health care information over such networks. However, threats from computer viruses, instability of the public network on which our data transit relies, or other instances that might render those networks unstable or disabled would create operational difficulties for us, including difficulties effectively transmitting claims and maintaining efficient clinical oversight of our patients, as well as disrupting revenue reporting and billing and collections management, which could adversely affect our business or operations. If personal or protected information of our patients, employees or others with whom we do business is tampered with, stolen or otherwise improperly accessed, we may incur additional fines and penalties associated with the breach of security or take other action with respect to judicial or regulatory actions arising out of the incident, including under HIPPA or other judicial acts, as applicable.

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

Our executive officers and directors and individuals or entities affiliated with them, beneficially own an aggregate of approximately 16.2% of our outstanding common stock as of December 31, 2011. The interests of these stockholders may differ from other stockholders’ interests. If they were to act together, these affiliated stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, business combinations, the amendment of our certificate of incorporation and other significant corporate actions.

Certain provisions of our charter, bylaws, and Delaware law may delay or prevent a change in control of the Company.

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

We have implemented other anti-takeover provisions or provisions that could have an anti-takeover effect. These provisions and others that our Board of Directors may adopt hereafter, may discourage offers to acquire us and may permit our board of directors to choose not to entertain offers to purchase us, even if such offers include a substantial premium to the market price of our common stock. Therefore, our stockholders may be deprived of opportunities to profit from a sale of control.

Our common stock is thinly traded, which may cause volatility in our stock price, including a decline in value.

We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Select Market. For example, the average daily trading volume of our common stock on NASDAQ over the three-month trading period ending March 8, 2012 was approximately 180,455 shares per day. Because our common stock is traded infrequently, the price per share of our common stock can fluctuate more significantly from day-to-day than a widely held stock that is actively traded on a daily basis. For example, trading of a large volume of our common stock may have a significant impact on the trading price of our stock. In addition, future issuances of our common stock, including the exercise of any options or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future and the issuance of common stock in connection with acquisitions, could have an adverse effect on the market price of our common stock.

If we identify deficiencies in our internal control over financial reporting, our business and our stock price could be adversely affected.

We are required to report on the effectiveness of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley. Under Section 404, we are required to assess the effectiveness of our internal control over financial reporting and report our conclusion in our annual report. Our independent registered public accounting firm is also required to report its conclusion regarding the effectiveness of our internal control over financial reporting. The existence of one or more material weaknesses would require us and our auditor to conclude that our internal control over financial reporting is not effective. If material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny and a loss of public confidence in our financial reporting, which could have an adverse effect on our business and our stock price.

Item 1B.	Unresolved Staff Comments.

We have no unresolved written comments from the staff of the SEC regarding our periodic or current reports filed under the Exchange Act.

Item 2.	Properties.

Our home office facilities are located in two properties in Lafayette, Louisiana. One property is 22,571 square feet of leased office space under a lease that commenced on March 1, 2004 and expires on December 31, 2021. The second property is 25,849 square feet of leased office space under a lease that commenced on December 27, 2008 and expires on February 28, 2014.

Our 290 owned home-based service locations are located in leased facilities. Generally, the leases for our home-based service locations have initial terms of one year, but range from one to five years. Most of the leases either contain multiple options to extend the lease period in one-year increments or convert to a month-to-month lease upon the expiration of the initial term. Eight of our LTACHs are hospitals within a hospital, meaning we have a lease or sublease for space with the host hospital. Generally, our leases or subleases for LTACHs have initial terms of five years, but range from three to ten years. Most of our leases and subleases for our LTACHs contain multiple options to extend the term in one-year increments. The following table shows our locations of our home based and facility based facilities:

	Home-Based Services	Facility-Based Services
Louisiana	50	11
Alabama	33	—
Tennessee	33	—
Kentucky	30	—
Mississippi	28	—
Arkansas	21	—
West Virginia	18	—
Washington	12	—
Missouri	10	—
Idaho	10	—
Texas	9	—
Maryland	9	—
Georgia	7	—
Florida	5	—
Oregon	5	—
Virginia	4	—
Ohio	3	—
North Carolina	2	—
Oklahoma	1	—

	290	11

Item 3.	Legal Proceedings.

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

Effective September 29, 2011, the Company entered into a five year Corporate Integrity Agreement (“CIA”) with the OIG. The CIA formalizes various aspects of the Company’s already existing ethics and compliance programs and contains other requirements designed to help ensure the Company’s ongoing compliance with federal health care program requirements.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Sales of Unregistered Common Stock

None

Market Information and Holders

Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LHCG.” As of March 8, 2012, there were approximately 175 registered holders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock since our initial public offering in 2005 and do not anticipate paying dividends in the foreseeable future. We currently intend to retain future earnings, if any, to support the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and subject to any requirements under our Credit Facility or any future credit facility.

Price Range of Common Stock

The following table provides the high and low prices of our common stock during 2011 and 2010 as quoted by NASDAQ.

	High	Low
2011
Fourth Quarter	$18.84	$12.35
Third Quarter	23.90	16.15
Second Quarter	30.39	22.48
First Quarter	31.52	26.33

	High	Low
2010
Fourth Quarter	$30.28	$22.79
Third Quarter	25.05	19.99
Second Quarter	37.36	27.75
First Quarter	35.08	28.94

The closing price of our common stock as reported by NASDAQ on March 9, 2012 was $18.15.

Performance Graph

This item is incorporated by reference from our annual report to stockholders for the fiscal year ended December 31, 2011.

Issuer Purchases of Equity Securities

In October 2010, our board of directors authorized a program to repurchase shares of our common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). We anticipate that we will finance the Stock Repurchase Program with cash from general corporate funds, or draws under our Credit Facility. We may repurchase shares of our common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations.

We account for the repurchase of our common stock under the cost method. We use the average cost method upon the subsequent reissuance of treasury shares. During the twelve months ended December 31, 2011, we repurchased 24,159 shares of common stock at an aggregate cost of $577,000, including commissions, or an average cost per share of $23.93. The remaining dollar value of shares authorized to be purchased under the share repurchase program is $49.4 million at December 31, 2011.

The following table summarizes the Company’s repurchase activity during the three month period ended December 31, 2011:

Period	(a) Total number of shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	—	—	—	$49,423,000
November 1 – November 30	—	—	—	$49,423,000
December 1 – December 31	—	—	—	$49,423,000
Total fourth quarter ended	—	—	—	$49,423,000

Item 6.	Selected Financial Data.

The selected consolidated financial data presented below is derived from our audited consolidated financial statements included in this Annual Report on Form 10-K as of and for each of the years ended December 31, 2011, 2010 and 2009. The selected consolidated financial data presented below as of and for each of the years ended December 31, 2008 and 2007 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The financial data for the years ended December 31, 2011, 2010 and 2009 should be read together with our consolidated financial statements and related notes included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations and Item 8. Financial Statements and Supplementary Data included herein.

	Year Ended December 31,
	2011	2010		2009		2008		2007
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net service revenue	$633,872	$631,567	(1)	$529,246	(1)	$381,278	(1)	$295,954	(1)
Gross margin	281,526	305,046		261,465		196,337		146,979
Operating income (loss)	(6,382)	95,602		85,046		60,492		38,781
Income (loss) from continuing operations	(3,651)	64,546		57,900		42,654		27,286
Net income (loss) attributable to LHC Group, Inc.	(13,244)	48,759		43,841		30,202		19,589
Change in the redemption value of redeemable noncontrolling interests	—	41		45		31		193

Net income (loss) available to LHC Group, Inc.’s common stockholders	(13,244)	$48,800		$43,886		$30,233		$19,782

Net income (loss) attributable to LHC Group Inc.’s common stockholders per basic share:	$(0.73)	$2.69		$2.44		$1.69		$1.11

Net income (loss) attributable to LHC Group Inc.’s common stockholders per diluted share:	$(0.73)	$2.68		$2.43		$1.69		$1.11

Weighted average shares outstanding:
Basic	18,265,118	18,119,183		17,960,376		17,855,634		17,760,432
Diluted	18,265,118	18,226,091		18,069,897		17,899,087		17,827,444

	As of December 31,
	2011	2010		2009		2008		2007
	(In Thousands)
Consolidated Balance Sheet Data:
Cash	$256	$288		$394		$3,511		$1,155
Total assets	396,376	357,305		307,615		243,400		174,985
Total debt	34,820	—		11,802		5,116		3,431
Total LHC Group, Inc. stockholders’equity	$263,683	$273,741		$221,172		$176,821		$143,371

(1)	We have recorded a reclassification to the December 31, 2010, 2009, 2008 and 2007 net service revenue amounts in the consolidated statements of operations data table to conform to the 2011 presentation. Net service revenue and cost of service revenue have been decreased by $3.5 million, $2.1 million, $1.3 million and $1.0 million for the twelve months ended December 31, 2010, 2009, 2008 and 2007, respectively, related to fees we collected and subsequently paid to nursing homes primarily for room and board services provided to our hospice patients.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contains forward-looking statements about our future revenues, operating results, plans and expectations. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in Part I, Item 1A. Risk Factors. Also, please read the “Cautionary Statements Regarding Forward-Looking Statements” set forth at the beginning of this Annual Report on Form 10-K.

Please read the following discussion in conjunction with Part 1 of this Annual Report on Form 10-K as well as our Consolidated Financial Statements and the related notes contained elsewhere in this Annual Report on Form 10-K.

Overview

We provide post-acute health care services primarily to Medicare beneficiaries throughout the United States, through our home nursing agencies, hospices and LTACHs. Our net service revenue increased $2.3 million to $633.9 million for the year ending December 31, 2011 from $631.6 million for the year ending December 31, 2010. During 2011, we acquired five home nursing agencies and eight hospice agencies. We also initiated the operations of five home health agencies. We currently operate 301 locations in the following 19 states: Alabama, Arkansas, Florida, Georgia, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, West Virginia and Washington.

Segments

We operate in two segments for financial reporting purposes: home-based services and facility-based services. We derived 88.0%, 87.9% and 88.2% of our net service revenue during the years ended December 31, 2011, 2010 and 2009, respectively, from our home-based services segment and derived the balance of our net service revenue from our facility-based services segment.

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, physical, occupational and speech therapy, medically-oriented social services and hospice care. As of December 31, 2011, the home-based services segment comprised the following locations:

Type of Service
Home Health	247
Hospice	32
Private Duty	4
Specialty Services	3
Management Companies	4

290

Of our 290 home-based services locations, 151 are wholly-owned by us, 125 are majority-owned or controlled by us through joint ventures, 10 are controlled by us through license lease arrangements and the remaining four are management companies in which we have no ownership interest. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and organic development. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will continue to increase.

We provide facility-based services principally through our LTACHs. As of December 31, 2011, we owned and operated six LTACHs with nine locations, of which all but one are located within host hospitals. We also owned and operated a pharmacy and a health and fitness center. Of these 11 facility-based services locations, six are wholly-owned by us and five are majority-owned or controlled by us through joint ventures.

Development Activities

The following table provides a summary of our acquisitions, divestitures and internal development activities from January 1, 2009 through December 31, 2011. This table does not include the four management services agreements under which we manage the operations of four home nursing agencies, through our home-based services segment.

	Home-Based Services			Facility-Based Services
	Home Nursing Agencies	Hospice Agencies	Specialty and Private Duty	Long-Term Acute Care Hospitals	Specialty
Year
Total at January 1, 2009	206	19	9	7	4
Developed	13	—	—	—	—
Acquired	13	2	—	1	—
Divested/Merged	(2)	—	—	—	(1)

Total at January 1, 2010	230	21	9	8	3
Developed	12	—	—	—	—
Acquired	20	6	1	1	—
Divested/Merged	(5)	(1)	—	—	—

Total at January 1, 2011	257	26	10	9	3
Developed	6	—	—	—	—
Acquired	5	8	—	—	—
Divested/Merged	(21)	(2)	(3)	—	—

Total at December 31, 2011	247	32	7	9	3

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

On October 31, 2011, CMS issued the final rule covering payment rates for home health services in CY 2012. CMS set the base payment rate for Medicare home nursing at $2,138.52 per 60-day episode for CY 2012, a decrease of 2.4% from the CY 2011 base payment rate of $2,192.07. The decrease for CY 2012 includes the following adjustments to the base rate, as compared to the CY 2011 base rate, in accordance with the Affordable Care Act: a reduction of 1% to the 2.4% inflation update increase to the market basket; and a 3.79% case-mix weight adjustment decrease. These changes are effective for all episodes completed during 2012, including any episodes in progress at December 31, 2011.

The case-mix coding adjustment reduced home health (“HH”) PPS rates 3.79% for CY 2012 and an additional 1.32% reduction for CY 2013.

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

Hospice. The following table shows the hospice Medicare payment rates for Fiscal Year (“FY”) 2011, which began on October 1, 2010 and ended September 30, 2011:

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

Facility-Based Services

LTACHs. On July 30, 2010, CMS issued a final rule establishing FY 2011 policies and payment rates for inpatient services furnished to Medicare beneficiaries by acute care and long term care hospitals (LTACHs). The federal standard rate for 2011 LTACH-PPS rate year (“RY”), which began October 1, 2010 and ended September 30, 2011, was $39,600 per Medicare discharge and the high cost outlier threshold was $18,785. This is a decrease of 0.8% from the RY 2010 standard rate of $39,896 and an increase of 1.9% from the RY 2010 high cost outlier threshold of $18,425. Pursuant to the final rule, CMS also updated LTACH rates by increasing the market basket by 2.5%, but reducing the inflation update by 0.5% as required by the Affordable Care Act. Further, CMS applied an adjustment of negative 2.5% to the LTACH standard payment rate to account for the estimated increase in spending in FYs 2008 and 2009 due to documentation and coding that did not reflect increases in patients’ severity of illness. CMS estimated that aggregate payments to LTACHs would increase by approximately 0.5%, taking into account all provisions in the final rule that would affect spending.

On August 1, 2011, CMS released its rule for LTACH Medicare reimbursement for FY 2012, which spans from October 1, 2011 through September 30, 2012. In aggregate, payments for FY 2012 will increase 2.5% from FY 2011. Included in the final regulations is (1) a 2.9% market basket increase to the standard payment rate; (2) an aggregate reduction in the standard payment rate of 1.1% mandated by the Affordable Care Act; and (3) a reduction in the high cost outlier threshold per discharge from $18,785 in FY 2011 to $17,931 in FY 2012. The final rule would result in a 1.8% increase in average Medicare payments to LTACHs. Some of the other changes in the final rule include:

•	Three quality measures to begin reporting October 1, 2012 and will affect payment in FY 2014.

•	Clarification that the 25-day average length of stay (“ALOS”) calculation includes both traditional Medicare Fee-For-Service and Medicare Advantage stays but this calculation began January 1, 2012.

The final rule was effective beginning on October 1, 2011.

2011 and 2010 Operational Data

The following table sets forth, for the period indicated, data regarding aggregate admissions and Medicare admissions to our home health agencies and patient days for our LTACHs. Certain historical data has been included in order to present a more comparative analysis of the statistical data.

	Three Months Ended March 31, 2011	Three Months Ended June 30, 2011	Three Months Ended September 30, 2011	Three Months Ended December 31, 2011
Home Health Agencies:
Average census	34,466	33,937	31,311	31,692
Average Medicare census	26,570	26,192	24,076	24,301
Admissions	26,194	24,935	25,787	25,410
Medicare admissions	18,589	17,423	18,445	17,803
LTACHs:
Patient days	15,333	15,268	15,385	15,953

	Three Months Ended March 31, 2010	Three Months Ended June 30, 2010	Three Months Ended September 30, 2010	Three Months Ended December 31, 2010
Home Health Agencies:
Average census	30,721	31,345	33,402	34,030
Average Medicare census	24,640	24,951	26,236	26,336
Admissions	21,805	22,540	23,807	24,612
Medicare admissions	16,152	16,374	17,100	17,200
LTACHs:
Patient days	13,872	14,071	16,736	16,979

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the consolidated results of our Company (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Consolidated Services Data:
Net service revenue	$633,872	$631,567	$529,246
Cost of service revenue	352,346	326,521	267,781

Gross margin	281,526	305,046	261,465
Provision for bad debts	12,320	7,607	4,724
Settlement with government agencies	65,000	—	—
General and administrative expenses	210,588	201,837	171,695

Operating income (loss)	$(6,382)	$95,602	$85,046
Interest expense	(1,018)	(134)	(142)
Non-operating income (loss), including gain on sales of entities and assets	1,781	805	(261)
Income tax expense (benefit)	(1,968)	31,727	26,743
Income attributable to noncontrolling interests	9,593	15,787	13,973
Loss from discontinued operations	—	—	(86)
Redeemable noncontrolling interests	—	41	45

Net income (loss) attributable to LHC Group, Inc.’s common stockholders.	$(13,244)	$48,800	$43,886

The following table sets forth the consolidated results of our Company as a percentage of net service revenue, except Income tax expense (benefit), which is presented as a percentage of income from continuing operations.

	Year Ended December 31,
	2011	2010	2009
Consolidated Services Data:
Cost of service revenue	55.6%	51.7%	50.6%
Gross margin	44.4%	48.3%	49.4%
Provision for bad debts	1.9%	1.2%	0.9%
Settlement with government agencies	10.3%	—	—
General and administrative expenses	33.2%	32.0%	32.4%
Operating income (loss)	(1.0)%	15.1%	16.1%
Interest expense	0.2%	0.0%	0.0%
Non-operating income (loss), including gain on sales of entities and assets	0.3%	0.1%	0.0%
Income tax expense (benefit)	(12.9)%	39.4%	37.9%
Income attributable to noncontrolling interests	1.5%	2.5%	2.6%
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	(2.1)%	7.7%	8.3%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Service Revenue

Consolidated net service revenue for the year ended December 31, 2011 was $633.9 million compared to $631.6 million in 2010. Net service revenue growth in 2011 was primarily due to an increase in census, increase in admits, and additions of 2010 acquisitions that occurred late in the year. This increase was offset by the effect of the CMS rule for 2011 that reduced home health Medicare rates by 5.2%. Net service revenue was comprised of the following for the periods ending December 31:

	2011	2010
Home-based services	88.0%	87.9%
Facility-based services	12.0	12.1

	100.0%	100.0%

Revenue derived from Medicare represented 79.7% and 80.5% of consolidated net service revenue for the years ended December 31, 2011 and 2010, respectively.

Cost of Service Revenue

Consolidated cost of service revenue for the year ended December 31, 2011 was $352.3 million compared to $326.5 million in 2010. The increase in cost of service revenue was related to the following factors:

•	an increase of costs related to 2010 acquisitions that were acquired during the latter part of 2010;

•	an increase of costs related to 2011 acquisitions;

•	cost of living increases;

•	an increase in insurance, retirement and employee benefits; and

•	additional field staff included in our existing home based agencies.

Provision for Bad Debt

Consolidated provision for bad debt for the year ended December 31, 2011 was $12.3 million compared to $7.6 million in 2010. The increase in provision for bad debt was due to the increase in commercial receivables both in dollars and as a percentage of total receivables. Commercial claims are not collected as efficiently as

Medicare or Medicaid claims, and as our commercial payor revenue increases, these claims will continue to increase in significance in the aging of accounts receivable. In addition, bad debt reserves for Medicare have increased due to the changes in the timely filing regulations. Beginning January 1, 2011, the period allowed to file Medicare claims was reduced to twelve months from the end of episode date. Previously, episodes ending on or before September 30 of any year could be filed through December 31 of the following year.

Settlement with government agencies

On September 29, 2011, we entered into a settlement agreement which resolved the issue with the United States of America. Pursuant to the settlement agreement, we paid the United States of America $65 million (“settlement amount”) in a single lump sum payment. For additional information see Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K.

General and administrative expenses

Consolidated general and administrative expenses for the year ended December 31, 2011 was $210.6 million compared to $201.8 million in 2010. The increase was primarily driven by additional costs incurred in 2011 such as:

•	$2.1 million for our legal expenses and those of the relator associated with our settlement with the United States of America;

•	$1 million for settlement of non-intervened claims with the relator;

•	$1.1 million of expenses due to our conversion to point of care technology; and

•	overall increase in costs related to acquisitions.

General and administrative expenses consist primarily of the following expenses incurred by our home office and administrative field personnel:

•	Home office and field administration:

•	salaries and related benefits;

•	insurance;

•	costs associated with advertising and other marketing activities; and

•	rent and utilities.

•	Supplies and services:

•	accounting, legal and other professional services; and

•	office supplies.

•	Depreciation;

•	Other:

•	advertising and marketing expenses;

•	recruitment;

•	operating locations rent; and

•	taxes.

Non-Operating Income

Consolidated non-operating income for the year ended December 31, 2011 was $1.8 million compared to $805,000 in 2010. In both years, non-operating income was primarily due to the Medicare Home Health Pay for Performance program. A two year demonstration was done in 2008-2009 to initiate improvement in the quality and efficiency of care furnished to Medicare beneficiaries. Agencies were measured using seven home health quality measures. For each measure, the agencies that ranked by performance in the top 20% of their state, were eligible to receive a share in the Medicare savings generated in their region. We received $1.2 million and $437,000 in 2011 and 2010, respectively.

Interest Expense

Consolidated interest expense for the year ended December 31, 2011 was $1.0 million compared to $134,000 in 2010 and related to balances outstanding on our credit facility in each year.

Income Tax Expense

Consolidated income tax expense (benefit) for the year ended December 31, 2011 was $(1.9) million compared to $31.7 million in 2010. We recognized a tax benefit on our settlement with the United States of America, reduced by $3.4 million to recognize the uncertainty of deducting the full settlement.

Net income attributable to noncontrolling interest

Consolidated net income attributable to noncontrolling interest for the year ended December 31, 2011 was $9.6 million compared to $15.8 million in 2010. The overall decrease was due to the company purchasing the outstanding membership interest of four joint venture partners, a decrease in noncontrolling interest ownership in 2011 acquisitions and an overall decrease of operating results of the joint ventures themselves.

Home-Based Services Segment Results of Operations

	Year Ended December 31,
	2011	2010	2009
	(amounts in thousands, except for statistical data)
Home-Based Services Data:
Net service revenue	$557,901	$555,110	$466,736
Cost of service revenue	307,744	281,013	231,397

Gross margin	250,157	274,097	235,339
Provision for bad debts	11,680	7,078	4,199
Settlement with government agencies	65,000	—	—
General and administrative expenses	190,264	182,750	155,670

Operating income (loss)	$(16,787)	$84,269	$75,470

Average census	33,062	32,997	29,221
Average Medicare census	25,713	26,107	23,441
Total admissions	106,323	95,688	78,834
Total Medicare admissions	75,890	69,490	58,017

Net service revenue from home-based services for the year ended December 31, 2011 was $557.9 million compared to $555.1 million in 2010. Total admissions increased 11.1% to 106,323 during the year ended December 31, 2011, compared to 95,688 for the same period ended December 31, 2010. Average home-based patient census for the year ended December 31, 2011 increased 0.2% to 33,062 patients as compared with 32,997 patients for the year ended December 31, 2010.

As detailed in the tables below, the increase in revenue in 2011 resulted from both organic growth and the growth from our acquisitions during the year ended December 31, 2011.

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

The following tables detail the home-based services revenue growth and home health agencies percentages for organic and total growth (amounts in thousands, except statistical data):

	Year Ending December 31, 2011
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth%	Acquired(4)	Total	Total Growth %
Revenue	$538,135	$3,191	$541,326	(2.5)%	$16,575	$557,901	0.5%
Revenue Medicare	$431,101	$2,793	$433,894	(4.3)%	$14,120	$448,014	(1.2)%
Average Census	31,514	129	31,643	(2.3)%	522	32,165	(0.6)%
Average Medicare Census	24,383	106	24,489	(4.1)%	410	24,899	(2.5)%
Admissions	99,434	310	99,744	7.5%	2,582	102,326	10.3%
Medicare Admissions	70,195	238	70,433	5.4%	1,827	72,260	8.1%
Episodes	166,100	518	166,618	(0.1)%	2,571	169,189	1.4%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

	Year Ending December 31, 2010
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth%	Acquired(4)	Total	Total Growth %
Revenue	$524,022	$1,372	$525,394	12.6%	$29,716	$555,110	18.9%
Revenue Medicare	$431,296	$1,090	$432,386	11.4%	$20,941	$453,327	16.8%
Average Census	29,797	205	30,002	4.5%	2,373	32,375	12.7%
Average Medicare Census	23,883	171	24,054	4.6%	1,487	25,541	11.1%
Admissions	85,961	355	86,316	13.1%	6,448	92,764	21.6%
Medicare Admissions	63,146	265	63,411	13.5%	3,415	66,826	19.6%
Episodes	159,618	371	159,989	8.6%	6,814	166,803	13.2%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Organic growth for total new admissions was 7.5% in 2011 compared to 13.1% in 2010. Organic growth is primarily generated by population growth in areas covered by mature agencies, agencies five years old or older, and by increased market share in acquired and developing agencies. Historically, acquired agencies have the highest growth in admissions and average census in the first 24 months after acquisition, and have the highest contribution to organic growth, measured as a percentage, in the second full year of operation after acquisition.

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

Cost of service revenue

Cost of service revenue from home-based services for the year ended December 31, 2011 was $307.7 million compared to $281.0 million in 2010. As a percentage of home-based net service revenue, cost of service revenue increased to 55.2% for the year ending December 31, 2011 compared to 50.6% for the year ending December 31, 2010. The factors associated with the change in cost of service revenue were primarily driven by:

•	increase in salaries, wages and benefits associated with an increase in admissions and episodes;

•	increase in mileage reimbursement due to the rise in fuel prices;

•	increase in overall costs associated with acquisitions; and

•	decrease in supplies and services due to a contract renegotiation associated with the Lifeline product.

The following table summarizes cost of service revenue (amounts in thousands).

	Year Ended December 31,
	2011			2010
Salaries, wages and benefits	$265,372	47.6	%(1)	$240,281	43.3	%(1)
Transportation, primarily mileage reimbursement	24,221	4.3		20,118	3.6
Supplies and services	18,151	3.3		20,614	3.7

Total	$307,744	55.2%		$281,013	50.6%

(1)	Percentage of home-based net service revenue

Facility-Based Services Segment Results of Operations

	Year Ended December 31,
	2011	2010	2009
	(amounts in thousands, except for statistical data)
Facility-Based Services Data:
Net service revenue	$75,971	$76,457	$62,510
Cost of service revenue	44,602	45,508	36,384

Gross margin	31,369	30,949	26,126
Provision for bad debts	640	529	525
General and administrative expenses	20,324	19,087	16,025

Operating income	$10,405	$11,333	$9,576

Patient days	61,939	61,658	51,235

Net service revenue from facility-based services for the year ended December 31, 2011 was $76.0 million compared with $76.5 million in 2010.

Cost of service revenue from facility-based services for the year ended December 31, 2011 was $44.6 million compared to $45.5 million in 2010, as detailed in the following table (amounts in thousands).

	Year Ended December 31,
	2011			2010
Salaries, wages and benefits	$26,926	35.4	%(1)	$27,084	35.4	%(1)
Transportation	189	0.3		146	0.2
Supplies and services	17,487	23.0		18,278	23.9

Total	$44,602	58.7%		$45,508	59.5%

(1)	Percentage of facility-based net service revenue

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Service Revenue

Consolidated net service revenue for the year ended December 31, 2010 was $631.6 million compared to $529.2 million in 2009. The growth in home-based services net service revenue contributed $88.4 million of the increase in consolidated net service revenue between the fiscal years ended December 31, 2010 and 2009. Net service revenue was comprised of the following for the periods ending December 31:

	2010	2009
Home-based services	87.9%	88.2%
Facility-based services	12.1	11.8

	100.0%	100.0%

Revenue derived from Medicare represented 80.5% and 82.2% of consolidated net service revenue for the years ended December 31, 2010 and 2009, respectively.

Cost of Service Revenue

Our cost of service revenue consists of expenses incurred by our clinical and clerical personnel in our agencies and facilities. Cost of service revenue for the year ended December 31, 2010 was $326.5 million compared to $267.8 million in 2009. Cost of service revenue represented approximately 51.7% and 50.6% of our net service revenue for the years ended December 31, 2010 and 2009, respectively.

Provision for Bad Debts

Provision for bad debts for the year ended December 31, 2010 was $7.6 million compared to $4.7 million for the year ended December 31, 2009. For the years ended December 31, 2010 and 2009, the provision for bad debts was approximately 1.2% and 0.9% of net service revenue, respectively.

In July 2007, we sold our critical access hospital. The recorded receivables were not sold in the transaction. Over the following twelve months, after the sale, certain payors, including Medicare and Medicaid, paid the claims to the buyer, who failed to remit those collections to us as called for under the terms of the sale agreement. We filed a lawsuit to recover those amounts paid to the buyer. Over the same period, we fully reserved those claims. In September 2010, we were successful in our lawsuit and recovered the amounts in full. As a result of the collection of the settlement, we recorded a $477,000 reduction to the provision for bad debts for the year ending December 31, 2010.

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

General and administrative expenses for the year ended December 31, 2010 were $201.8 million compared to $171.7 million in 2009. General and administrative expenses represented approximately 32.0% and 32.4% of our net service revenue for the years ended December 31, 2010 and 2009, respectively.

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

The non-operating loss for the year ended December 31, 2009 primarily relates to a $542,000 impairment expense on two provider numbers which were purchased in 2008. In February 2009, CMS denied our change of ownership for the provider numbers because the agency locations had been moved outside of the allowed service area. We have since received new provider numbers for these home health agencies. However, the purchased provider numbers no longer have value and were written off in 2009.

Income Tax Expense

The effective tax rates for the years ended December 31, 2010 and December 31, 2009 were 39.4% and 37.8%, respectively, of income from continuing operations attributable to LHC Group, Inc..

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

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $15.8 million and $14.0 million for the years ended December 31, 2010 and 2009, respectively. Net income attributable to noncontrolling interest consistently represented 2.5% and 2.6% of net service revenue for the years ended December 31, 2010 and 2009, respectively.

Home-Based Services Segment Results of Operations

Net service revenue from home-based services for the year ended December 31, 2010 was $555.1 million compared to $466.7 million in 2009. Total admissions increased 21.4% to 95,688 during the year ended December 31, 2010, compared to 78,834 for the same period in 2009. Average home-based patient census for the year ended December 31, 2010 increased 12.9% to 32,997 patients as compared with 29,221 patients for the year ended December 31, 2009.

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

The following tables detail the home-based services revenue growth and home health agencies percentages for organic and total growth (amounts in thousands, except statistical data):

	Year Ending December 31, 2010
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth%	Acquired(4)	Total	Total Growth %
Revenue	$524,022	$1,372	$525,394	12.6%	$29,716	$555,110	18.9%
Revenue Medicare	$431,296	$1,090	$432,386	11.4%	$20,941	$453,327	16.8%
Average Census	29,797	205	30,002	4.5%	2,373	32,375	12.7%
Average Medicare Census	23,883	171	24,054	4.6%	1,487	25,541	11.1%
Admissions	85,961	355	86,316	13.1%	6,448	92,764	21.6%
Medicare Admissions	63,146	265	63,411	13.5%	3,415	66,826	19.6%
Episodes	159,618	371	159,989	8.6%	6,814	166,803	13.2%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

	Year Ending December 31, 2009
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth %	Acquired(4)	Total	Total Growth %
Revenue	$410,467	$2,579	$413,046	26.7%	$53,690	$466,736	43.2%
Revenue Medicare	$345,610	$2,245	$347,855	27.2%	$40,307	$388,162	42.0%
Average Census	24,357	496	24,853	15.5%	3,868	28,721	33.5%
Average Medicare Census	19,924	426	20,350	17.3%	2,644	22,994	32.5%
Admissions	61,583	188	61,771	14.5%	14,515	76,286	41.3%
Medicare Admissions	46,156	145	46,301	12.4%	9,562	55,863	35.7%
Episodes	134,819	810	135,629	25.2%	11,670	147,299	36.0%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Organic growth for total new admissions was 13.1% in 2010 compared to 14.5% in 2009. Organic growth is generated by population growth in areas covered by mature agencies, agencies five years old or older, and by increased market share in acquired and developing agencies. Historically, acquired agencies have the highest growth in admissions and average census in the first 24 months after acquisition, and have the highest contribution to organic growth, measured as a percentage, in the second full year of operation after acquisition.

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

Cost of Service Revenue

Cost of service revenue from home-based services for the year ended December 31, 2010 was $281.0 million compared to $231.4 million in 2009. As a percentage of home-based net service revenue cost of service revenue remained consistent at 50.6% for the year ending December 31, 2010 compared to 49.6% for the year ending December 31, 2009. The following table summarizes cost of service revenue (amounts in thousands).

	Year Ended December 31,
	2010			2009
Salaries, wages and benefits	$240,281	43.3	%(1)	$197,667	42.4	%(1)
Transportation, primarily mileage reimbursement	20,118	3.6		16,441	3.5
Supplies and services	20,614	3.7		17,289	3.7

Total	$281,013	50.6%		$231,397	49.6%

(1)	Percentage of home-based net service revenue

General and Administrative Expenses

General and administrative expenses from the home-based services for the year ended December 31, 2010 were $182.8 million compared to $155.7 million in 2009. General and administrative expenses remained relatively consistent at 33.0% and 33.4% of our net service revenue during the years ended December 31, 2010 and 2009, respectively.

Facility-Based Services Segment Results of Operations

Net service revenue from facility-based services for the year ended December 31, 2010 was $76.5 million compared to $62.5 million in 2009. The increase in net service revenue primarily relates to the additional revenue from our LTACH acquired during the second quarter of 2009 and the LTACH acquired in 2010.

Cost of Service Revenue

Cost of service revenue from facility-based services for the year ended December 31, 2010 was $45.5 million compared to $36.4 million in 2009, as detailed in the following table (amounts in thousands).

	Year Ended December 31,
	2010			2009
Salaries, wages and benefits	$27,084	35.4	%(1)	$22,488	35.9	%(1)
Transportation	146	0.2		150	0.2
Supplies and services	18,278	23.9		13,746	22.1

Total	$45,508	59.5%		$36,384	58.2%

(1)	Percentage of facility-based net service revenue

General and Administrative Expenses

General and administrative expenses from facility-based services for the year ended December 31, 2010 were $19.1 million compared to$16.0 million in 2009. General and administrative expenses in the facility-based segment remained consistent as 25.0% and 25.6% of net service revenue for the years ended December 31, 2010 and December 31, 2009, respectively.

Liquidity and Capital Resources

Cash at December 31, 2011 was $256,000 compared to $288,000 at December 31, 2010. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our revolving line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months.

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

The following table summarizes changes in cash flows (amounts in thousands):

	Year Ended December 31,
	2011	2010
Cash provided (used) by operating activities	$(3,376)	$71,937
Cash used in investing activities	(19,625)	(43,333)
Cash provided (used) in financing activities	22,969	(28,710)

Change in cash	(32)	(106)
Cash and cash equivalents at beginning of period	288	394

Cash and cash equivalents at end of period	$256	$288

Operating activities during the year ended December 31, 2011 used $3.4 million in cash compared to $71.9 million provided by operating activities during the year ended December 31, 2010. Net loss of $3.7 million, including the $65 million settlement with the United States of America, significantly reduced operating cash flow in 2011 compared to net income of $64.5 million in 2010. At December 31, 2011, working capital was $80.7 million compared to $55.7 million at December 31, 2010, an increase of $25 million. The increase in working capital was primarily due to an increase in patient accounts receivable and prepaid income taxes.

Investing activities used $19.6 million and $43.3 million in cash for the years ended December 31, 2011 and 2010, respectively. Cash outflows for the year ended December 31, 2011 included $8.0 million for purchases of property, building and equipment compared to $11.6 million for the year ended December 31, 2010. Cash outflows for the year ending December 31, 2011 included $11.7 million for acquisitions, compared to $31.7 million for acquisitions for the year ending December 31, 2010.

Financing activities provided $23.0 million in the year ended December 31, 2011 compared to $28.7 million used in the year ended December 31, 2010. The increase was partially due to the line of credit proceeds drawn to pay the settlement with the United State of America. In 2010, we paid all payment on debt and payment of contingent consideration. Cash distributions to noncontrolling interests decreased $3.8 million during the year ending December 31, 2011 compared to the year ending December 31, 2010.

Days sales outstanding (“DSO”) for the year ended December 31, 2011 was 53 days compared to 46 days for the same period in 2010.

Credit Facility

On September 28, 2011, the Company entered into a Second Amendment To Second Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment permits the Company to borrow up to $1.5 million pursuant to a real estate construction loan extended by American First Bank in Opelousas, Louisiana. The loan proceeds are to be used by Borrower to construct a building for Borrower’s business in Opelousas, Louisiana.

On September 28, 2011, the Company entered into a Third Amendment To Second Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment permits the Company to fund the settlement with the United States of America entered into on September 27, 2011, and more fully described in Note 10. Commitments and Contingencies. The Third Amendment revises the Minimum Fixed Charge Coverage and Leverage Ratio covenant requirements in order to remove the settlement amount from the calculation of such covenants.

On December 8, 2011, the Company entered into a Fourth Amendment to Second Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment permits the Company to increase the sublimit for letters of credit to $7.5 million and to include provisions for a prospective increase to the total line of credit commitment from $75 million to a maximum aggregate principal amount of up to $100 million.

The Company paid $578,000 of credit fees on the Credit Facility during 2011. At December 31, 2011 and 2010, outstanding letters of credit were $3.8 million and $2.9 million, respectively, which are issued as collateral on our workers’ compensation insurance.

The interest rate for borrowings under the Credit Facility is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin as set forth below:

Leverage Ration	Eurodollar Margin	Base Rate Margin
< 1.00:1.00	2.25%	1.00%
>1.00:1.00 < 1.50:100	2.50%	1.25%
>1.50:1.00 < 2.00:1.00	2.75%	1.50%

The Company’s Credit Facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to the Company’s business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the Credit Facility, the Company is also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth, leverage and minimum asset coverage ratios. At December 31, 2011, the Company was in compliance with all covenants and we expect to be in compliance with all covenants throughout 2012.

The Company’s Credit Facility also contains customary events of default, including bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving the Company or any subsidiary guarantor, and the failure to comply with covenants.

Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2011:

	Payment Due by Period
Contractual Cash Obligation	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
	(In thousands)
Long-term debt	$34,820	—	$34,820	—	—
Operating leases	33,708	12,400	14,626	4,882	1,800

Total contractual cash obligations	$68,528	$12,400	$49,446	$4,882	$1,800

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

Principles of Consolidation

The consolidated financial statements include all subsidiaries and entities controlled by us. We define control as ownership of a majority of the voting interest of an entity. The consolidated financial statements include entities in which we have the obligation to absorb losses of the entities or the right to receive benefits from the entities and have voting control over the entities or both, as a result of ownership, contractual or other financial interests in the entities.

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship we had with the operating entity:

	2011	2010	2009
Wholly owned subsidiaries	49.5%	49.5%	47.5%
Equity joint ventures	47.1	47.4	49.2
License leasing arrangements	2.4	1.7	1.8
Management services	1.0	1.4	1.5

	100.0%	100.0%	100.0%

All significant inter-company accounts and transactions have been eliminated in consolidation. Business combinations accounted for as purchases have been included in the consolidated financial statements from the respective dates of acquisition.

The following describes the Company’s consolidation policy with respect to its various ventures excluding wholly owned subsidiaries:

Equity Joint Ventures

Our joint ventures are structured as limited liability companies in which we typically own a majority equity interest ranging from 51% to 90%. Each member of all but one of our equity joint ventures participates in profits and losses in proportion to their equity interests. We have one joint venture partner whose participation in losses is limited. We consolidate these entities as we have the obligation to absorb losses of the entities and the right to receive benefits from the entities and have voting control over the entities.

License Leasing Arrangements

We, through wholly owned subsidiaries, lease home health licenses necessary to operate certain of our home nursing agencies. As with wholly owned subsidiaries, we own 100% of the equity of these entities and consolidate them based on such ownership, as well as our obligation to absorb losses of the entities and the right to receive benefits from the entities.

Management Services

We have various management services agreements under which we manage certain operations of agencies and facilities. We do not consolidate these agencies or facilities, as we do not have an ownership interest and do not have an obligation to absorb losses of the entities or the right to receive the benefits from the entities.

Revenue Recognition

We report net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered. All payors contribute to both the home-based services and facility-based services.

The following table sets forth the percentage of net service revenue earned by category of payor for the years ending December 31:

	2011	2010	2009
Payor:
Medicare	79.7%	80.5%	82.2%
Medicaid	2.3	2.7	2.9
Other	18.0	16.8	14.9

	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment was as follows for the years ending December 31:

	2011	2010	2009
Home-based services	88.0%	87.9%	88.2%
Facility-based services	12.0	12.1	11.8

	100.0%	100.0%	100.0%

Medicare

Home-Based Services

Home Nursing Services. Our home nursing Medicare patients are classified into one of 153 home health resource groups prior to receiving services. Based on this home health resource group, we are entitled to receive a standard prospective Medicare payment for delivering care over a 60-day period referred to as an episode. We recognize revenue based on the number of days elapsed during an episode of care within the reporting period.

Final payments from Medicare may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required in the population base. Management estimates the impact of these payment adjustments based on historical experience and records this estimate during the period the services are rendered. Our payment is also adjusted for geographic wage differences. In calculating our reported net service revenue from home nursing services, we adjust the prospective Medicare payments by an estimate of the adjustments. The adjustments are calculated using a historical average of prior adjustments.

Hospice Services. We are paid by Medicare under a per diem payment system. We receive one of four predetermined daily or hourly rates based upon the level of care we furnished. We record net service revenue from hospice services based on the daily or hourly rate and recognize revenue as hospice services are provided.

Hospice payments are also subject to an inpatient cap and an overall payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. We monitor our limits on a provider-by-provider basis and record a liability when program payments exceed the cap. To date we have not received notification that any of our hospices have exceeded the cap on inpatient care services or overall payments during 2010 or 2011 to date.

Facility-Based Services

Long-Term Acute Care Services. We are reimbursed by Medicare for services provided under the LTACH prospective payment system, which was implemented on October 1, 2002. Each patient is assigned a long-term care diagnosis-related group. We are paid a predetermined fixed amount intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted, among other factors. We calculate the adjustment based on a historical average of these types of adjustments for claims paid. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Revenue is recognized for our LTACHs as services are provided.

Medicaid, managed care and other payors

Our Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided. Therefore, revenue is recognized for Medicaid services as services are provided based on this fee schedule. Our managed care payors and other payors reimburse us in a manner similar to either Medicare or Medicaid. Accordingly, we recognize revenue from managed care payors and other payors in the same manner as we recognize revenue from Medicare or Medicaid.

Management Services

We record management services revenue as services are provided in accordance with the various management services agreements to which we are a party. As described in the agreements, we provide billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency or inpatient rehabilitation facility. We are responsible for the costs associated with the locations and personnel required for the provision of services. We are compensated based on a percentage of cash collections, a flat fee or are reimbursed for operating expenses and compensated based on a percentage of operating net income.

Income Tax

We operate in several tax jurisdictions and recognize income tax expense based on the revenue and income earned in those jurisdictions which requires us to make estimates on the appropriations of revenue and income in those jurisdictions. During 2011, we entered into a settlement with the United States of America which we believe is fully deductible for income tax purposes. In compliance with the provisions of FIN 48 and based on our assessment of probable outcomes we recorded an unrecognized tax position which increased income tax expense by $3.2 million.

Accounts Receivable and Allowances for Uncollectible Accounts

We report accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent approximately 66% of our patient accounts receivable at December 31, 2011 and 2010, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

The amount of the provision for bad debts is based upon our assessment of historical and expected net collections, business and economic conditions and trends in government reimbursement. Uncollectible accounts are written off after exhausting collection efforts and we have concluded the account will not be collected.

A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for anticipated payment (“RAP”). We submit a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed. The RAP received for that particular episode is deducted from the final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other Medicare claims in process for that particular provider. The RAP and final claim must then be resubmitted. For subsequent episodes of care contiguous with the first episode for a particular patient, we submit a RAP for 50% instead of 60% of the estimated reimbursement.

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

At December 31, 2011, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 10.5%, or $10.7 million, compared to 10.9%, or $9.8 million, at December 31, 2010.

The following table sets forth, as of December 31, 2011, the aging of accounts receivable (based on the billing date) and the total allowance for uncollectible accounts, expressed as a percentage of the related aged accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$48,656	$10,358	$6,732	$1,110	$66,856
Medicaid	2,609	770	642	160	4,181
Other	18,346	5,425	5,860	1,240	30,871

Total	$69,611	$16,553	$13,234	$2,510	$101,908

Allowance as a percentage of receivables	3.7%	9.9%	30.0%	98.8%	10.5%

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

The following table sets forth, as of December 31, 2010, the aging of accounts receivable (based on the billing date) and the total allowance for uncollectible accounts, expressed as a percentage of the related aged accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$47,864	$6,247	$3,174	$1,853	$59,138
Medicaid	2,615	714	811	1,358	5,498
Other	14,712	5,220	3,724	1,532	25,188

Total	$65,191	$12,181	$7,709	$4,743	$89,824

Allowance as a percentage of receivables	3.4%	10.7%	27.2%	87.0%	10.9%

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

	Beginning of Year Balance	Additions and Expenses	Deductions	End of Year Balance
Year ended December 31:
2011	$9,769	$12,320	$11,397	$10,692
2010	8,262	7,607	6,100	9,769
2009	9,976	4,724	6,438	8,262

Goodwill and Intangible Assets

We have a significant amount of goodwill on our balance sheet from the numerous business acquisitions we have made each year. We review goodwill and other intangible assets with indefinite lives annually for impairment or more frequently if circumstances indicate impairment may have occurred. We evaluate impairment by comparing the current fair value of each of our reporting units to their carrying value, including goodwill. To the extent the carrying value of a reporting unit exceeds the fair value of the reporting unit; the Company would be required to perform the second step of the impairment test. Components of our home-based services operating segment are generally represented by individual subsidiaries or joint ventures with individual licenses to conduct homecare or hospice operations within geographic markets as limited by the terms of each license. Our segment managers review discreet financial information for our homecare and hospice businesses and we believe that they represent two reporting units for the purposes of evaluating impairment. Components of our facility-based services operating segment are represented by individual operating entities. For the purposes of evaluating impairment, we believe it is appropriate to aggregate these operating components. Our impairment analysis is performed on September 30th of each year.

We estimate the fair value of our identified reporting units using the discounted cash flow method and the market multiple analysis method. These valuations require us to make estimates and assumptions regarding industry economic factors and the profitability of future business strategies. We consider historical experience and all available information at the time the fair values of its reporting units are estimated. For each of the reporting units, the estimated fair value is determined based on a formula that considers 50% of the estimated value based on a multiple of earnings before interest, taxes, depreciation and amortization plus 50% of the estimated value using discounted cash flow method.

The fair value of goodwill exceeded the carrying value by 5.6% for the homecare reporting unit, 19.5% for the hospice reporting unit and 55.5% for the facility based services reporting unit.

Although these test results do not indicate impairment they do result in the fair value of the homecare reporting unit, which has recorded goodwill of $103.4 million, being less than substantially in excess of the carrying value. The discount rate and projected revenue and earnings before interest, tax, depreciation and amortization (EBITDA) growth rates are significant assumptions utilized when applying the discounted cash flow method. We applied a discount rate of 10.7%, which is derived from our weighted average cost of capital. The future cash flows of the homecare reporting unit is based on six percent annual organic census growth, known reimbursement changes, an estimate of normal annual cost increases and our ability to control costs. In developing our forecast assumptions, we considered our historical performance and the current reimbursement and utilization trends, and market share assumptions in the markets where we operate. These assumptions could be adversely impacted by unanticipated changes in risks or other economic factors including deterioration of general economic and industry conditions.

We also compared our equity book value to our market capitalization as of September 30, 2011. Our stock price on September 30, 2011 was $17.06. Our stock price was affected by external factors such as the economic downturn and the overall decline in the stock market. Factors in our industry and particular to our company, such as significant reimbursement cuts, additional physician documentation, and the announcement of the settlement with the United States government and the related financial loss affected our stock price. The implied fair value of our Company based on the market capitalization exceeded the carrying value as of September 30, 2011, although that does not individually validate the fair value of each reporting unit discussed above. Our stock price did decline as of December 31, 2011 to a value that indicated a market capitalization below book value. However, we believe the calculations of fair value discussed above are reasonable in relation to the overall market capitalization of our Company.

A change in the weight assigned to each methodology would not have changed the conclusion that no impairment charge is necessary during the year ending December 31, 2011. We have not recognized goodwill impairment charges in 2011, 2010 or 2009.

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

We also have indefinite-lived assets that are not subject to amortization expense such as trade names, certificates of need and licenses to conduct specific operations within geographic markets. Trade names, certificates of need and licenses have indefinite lives because there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need, licenses and use these trade names indefinitely. We perform an annual impairment test on the trade names using the relief-from royalty method. Under this method, the fair value of the intangible asset is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for its use for the remainder of its estimated useful lives. The certificates of need and licenses are tested annually for impairment using the cost approach. Under this method, assumptions are made about the cost to replace the certificates of need.

Recent Accounting Pronouncements

In August 2010, the FASB issued new accounting guidance which changes the presentation of insurance claims and related insurance recoveries. The guidance clarifies that insurance recoveries on medical malpractice claims and other similar contingent liabilities should not be presented net of the related claim liability. The new guidance was effective for us on January 1, 2011 and is applied on a prospective basis. Included in other current assets as of December 31, 2011 is $1.0 million for expected insurance recoveries.

In December 2010, the FASB issued new accounting guidance related to the Disclosure of Supplementary Pro Forma Information for Business Combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance was effective for us January 1, 2011 and did not have a material effect on our financial statements.

In July 2011, FASB issued new accounting guidance that requires certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a separate line as a deduction from patient service revenue. The guidance also requires enhanced disclosure about our policies for recognizing revenue and assessing bad debts. The guidance further requires qualitative and quantitative disclosures about changes in the allowance for doubtful accounts. We will adopt the new guidance prospectively in the first quarter of 2012. While the adoption is prospective, disclosure requirements will be applied retrospectively for the periods presented in our filings subsequent to adoption. We do not expect the adoption of the new guidance to have a material effect on our financial condition, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2011, we had $256,000 in cash. Cash in excess of requirements are deposited in highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, we would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. The FDIC reinstated coverage on all non interest bearing checking accounts through December 31, 2012. All non interest bearing accounts are fully insured, regardless of the balance on the account.

Our exposure to market risk relates to changes in interest rates for borrowings under the credit facility we amended and restated on October 13, 2010, and subsequently amended on October 29, 2010, September 28, 2011,

September 28, 2011 and December 8, 2011. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the Credit Facility would have increased interest expense by $91,000 for the year ended December 31, 2011.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2011.

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

Based on management’s testing and evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The attestation report of KPMG LLP, the independent registered public accounting firm, is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the Company’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LHC Group, Inc.

We have audited LHC Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LHC Group, Inc.’s (the Company) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LHC Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LHC Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana

March 15, 2012

Item 9B.	Other Information.

On December 8, 2011, the Company entered into a Fourth Amendment to the Second Amended and Restated Credit Facility (the “Fourth Amendment”), by and among LHC Group, Inc., a Delaware corporation (the “Borrower”), the lenders set forth on the signature page to the Fourth Amendment (the “lenders”) and Capital One, National Association, a national banking association, individually as a lender and as administrative agent, sole book runner and sole lead arranger. The Fourth Amendment permits Borrower to increase the sublimit for letters of credit to $7.5 million and provides for a prospective increase to the total line of credit commitment from $75 million to a maximum aggregate principal of up to $100 million. The foregoing description of the Fourth Amendment is not complete and is qualified in its entirety by the full text thereof, which is filed as Exhibit 10.20 hereto and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors and executive officers is incorporated by reference from the information contained under the headings “Directors and Executive Officers” and “Corporate Governance” in the definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders.

The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information contained under the heading “Directors and Executive Officers” in the definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders.

The information required by this Item with respect to corporate governance is incorporated by reference from the information contained under the heading “The Board of Directors and Corporate Governance” in the definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders.

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

The information required by this Item is incorporated by reference from the information contained under the heading “Executive Compensation” in the definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Price of Outstanding Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a)
Equity compensation plans approved by Stockholders:	15,000	$16.88	1,325,330
Equity compensation plans not approved by Stockholders:	—	—	—

Total	15,000	$16.88	1,325,330

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LHC Group, Inc.:

We have audited the accompanying consolidated balance sheets of LHC Group, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in three year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LHC Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in three year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LHC Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the LHC Group, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Baton Rouge, Louisiana

March 15, 2012

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash	$256	$288
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $10,692 and $9,769, respectively	91,183	79,939
Other receivables	1,636	5,210
Amounts due from governmental entities	315	429

Total receivables, net	93,134	85,578
Deferred income taxes	7,269	5,941
Prepaid income taxes	26,667	5,326
Prepaid expenses	6,576	6,573
Other current assets	4,363	3,442

Total current assets	138,265	107,148
Property, building and equipment, net of accumulated depreciation of $28,073 and $21,693	28,182	26,862
Goodwill	164,731	157,338
Intangible assets, net of accumulated amortization of $2,325 and $1,499	59,389	54,051
Advance payment on acquisitions	—	6,947
Other assets	5,809	4,959

Total assets	$396,376	$357,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$23,119	$21,017
Salaries, wages and benefits payable	25,571	23,112
Self insurance payable	5,612	4,177
Amounts due to governmental entities	3,234	3,159

Total current liabilities	57,536	51,465
Deferred income taxes	22,523	16,817
Income tax payable	3,415	—
Revolving credit facility	34,820	—

Total liabilities	118,294	68,282
Noncontrolling interest-redeemable	11,348	13,535
Stockholders’ equity:
Common stock—$0.01 par value: 40,000,000 shares authorized; 21,374,264 and 21,180,286 shares issued and 18,298,659 and 18,172,022 shares outstanding, respectively	183	181
Treasury stock—3,075,605 and 3,008,264 shares at cost, respectively	(6,216)	(4,453)
Additional paid-in capital	95,964	91,017
Retained earnings	173,752	186,996

Total LHC Group, Inc. stockholders’ equity	263,683	273,741
Noncontrolling interest—non-redeemable	3,051	1,747

Total equity	266,734	275,488

Total liabilities and stockholders’ equity	$396,376	$357,305

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	For the Year Ended of December 31,
	2011	2010	2009
Net service revenue	$633,872	$631,567	$529,246
Cost of service revenue	352,346	326,521	267,781

Gross margin	281,526	305,046	261,465
Provision for bad debts	12,320	7,607	4,724
Settlement with government agencies	65,000	—	—
General and administrative expenses	210,588	201,837	171,695

Operating income (loss)	(6,382)	95,602	85,046
Interest expense	(1,018)	(134)	(142)
Gain (loss) on the sale of assets and entities	59	(7)	(22)
Non-operating (loss) income	1,722	812	(239)

Income (loss) from continuing operations before income taxes and noncontrolling interests	(5,619)	96,273	84,643
Income tax expense (benefit)	(1,968)	31,727	26,743

Income (loss) from continuing operations	(3,651)	64,546	57,900
Loss from discontinued operations (net of income tax benefit of $55)	—	—	(86)

Net income (loss)	(3,651)	64,546	57,814
Less net income attributable to noncontrolling interest	9,593	15,787	13,973

Net income (loss) attributable to LHC Group, Inc.	(13,244)	48,759	43,841
Redeemable noncontrolling interests	—	41	45

Net income (loss) available to LHC Group, Inc.’s common stockholders	$(13,244)	$48,800	$43,886

Earnings per share—basic:
Income (loss) from continuing operations attributable to LHC Group, Inc.	$(0.73)	$2.69	$2.44
Loss from discontinued operations attributable to LHC Group, Inc.	—	—	—

Net income (loss) attributable to LHC Group, Inc.	(0.73)	2.69	2.44
Redeemable noncontrolling interest	—	—	—

Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$(0.73)	$2.69	$2.44

Earnings per share—diluted:
Income (loss) from continuing operations attributable to LHC Group, Inc.	$(0.73)	$2.68	$2.43
Loss from discontinued operations attributable to LHC Group, Inc.	—	—	—

Net income (loss) attributable to LHC Group, Inc.	(0.73)	2.68	2.43
Redeemable noncontrolling interest	—	—	—

Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$(0.73)	$2.68	$2.43

Weighted average shares outstanding:
Basic	18,265,118	18,119,183	17,960,376
Diluted	18,265,118	18,226,091	18,069,897

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except share data)

	LHC Group, Inc.						Noncontrolling Interest - Non- redeemable	Total Equity	Non- Controlling Interest - Redeemable	Net Income (Loss)
	Common Stock				Additional Paid-In Capital	Retained Earnings
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2008	$179	20,853,463	$(3,072)	2,957,631	$85,404	$94,310	$441	$177,262	$6,682
Net income	—	—	—	—	—	43,841	1,554	45,395	12,419	57,814

Transfer of noncontrolling interest	—	—	—	—	181	—	—	181	1,228
Purchase of additional controlling interest	—	—	—	—	(2,286)	—	—	(2,286)	—
Acquired noncontrolling interest	—	—	—	—	—	—	—	—	5,858
Noncontrolling interest distributions	—	—	—	—	—	—	(1,607)	(1,607)	(12,364)
Nonvested stock compensation	—	—	—	—	2,393	—	—	2,393	—
Issuance of vested restricted stock	—	89,163	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(441)	19,102	—	—	—	(441)	—
Issuance of common stock under Employee Stock Purchase Plan	—	24,792	—	—	618	—	—	618	—
Recording noncontrolling interest in joint venture at redemption value	—	—	—	—	—	45	—	45	—

Balances at December 31, 2009	$179	20,967,418	$(3,513)	2,976,733	$86,310	$138,196	$388	$221,560	$13,823

Net income	—	—	—	—	—	48,759	1,824	50,583	13,963	64,546

Transfer of noncontrolling interest	—	—	—	—	—	—	684	684	(684)
Purchase of additional controlling interest	—	—	—	—	(1,914)	—	—	(1,914)	—
Acquired noncontrolling interest	—	—	—	—	—	—	612	612	338
Noncontrolling interest distributions	—	—	—	—	—	—	(1,761)	(1,761)	(13,905)
Stock issued for acquisitions	2	50,150	—	—	1,548	—	—	1,550	—
Stock option exercise	—	4,000	—	—	91	—	—	91	—
Nonvested stock compensation	—	—	—	—	3,742	—	—	3,742	—
Issuance of vested restricted stock	—	130,211	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(940)	31,531	—	—	—	(940)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	459	—	—	459	—
Issuance of common stock under Employee Stock Purchase Plan	—	28,508	—	—	781	—	—	781	—
Recording noncontrolling interest in joint venture at redemption value	—	—	—	—	—	41	—	41	—

Balances at December 31, 2010	$181	21,180,286	$(4,453)	3,008,264	$91,017	$186,996	$1,747	$275,488	$13,535

Net income (loss)	—	—	—	—	—	(13,244)	1,075	(12,169)	8,518	(3,651)

Transfer of noncontrolling interest	—	—	—	—	205	—	163	368	—
Acquired noncontrolling interest	—	—	—	—	—	—	1,372	1,372	—
Noncontrolling interest distributions	—	—	—	—	—	—	(1,402)	(1,402)	(10,455)
Purchase of additional controlling interest	—	—	—	—	(641)	—	—	(641)	(250)
Sale of noncontrolling interest	—	—	—	—	212	—	96	308	—
Nonvested stock compensation	—	—	—	—	4,092	—	—	4,092	—
Issuance of vested restricted stock	—	155,687	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,186)	43,182	—	—	—	(1,186)	—
Repurchase of common stock	—	—	(577)	24,159	—	—	—	(577)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	221	—	—	221	—
Issuance of common stock under Employee Stock Purchase Plan	2	38,291	—	—	858	—	—	860	—

Balances at December 31, 2011	$183	21,374,264	$(6,216)	3,075,605	$95,964	$173,752	$3,051	$266,734	$11,348

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$(3,651)	$64,546	$57,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,521	7,496	4,831
Provision for bad debts	12,320	7,607	4,724
Stock based compensation expense	4,092	3,742	2,393
Deferred income taxes	4,378	2,771	4,646
Loss on impairment of intangible assets	—	—	542
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(21,024)	(16,195)	(19,278)
Prepaid expenses, other assets	6,247	(2,319)	(1,617)
Prepaid taxes	(17,926)	(2,194)	(3,130)
Accounts payable and accrued expenses	4,478	5,777	(168)
Net amounts due from governmental entities	189	706	(1,565)

Net cash provided by (used in) operating activities	(3,376)	71,937	49,192

Investing activities
Cash paid for acquisitions, primarily goodwill, intangible assets and advance payment on acquisitions	(11,680)	(31,747)	(33,427)
Purchases of property, building and equipment	(7,945)	(11,586)	(8,236)

Net cash used in investing activities	(19,625)	(43,333)	(41,663)

Financing activities
Proceeds from line of credit	142,995	9,023	69,206
Payments on line of credit	(108,175)	(14,746)	(63,483)
Principal payments on debt	—	(4,483)	(508)
Payments on capital leases	(14)	(31)	(80)
Payment of contingent consideration	—	(1,726)	—
Excess tax benefits from vesting of restricted stock	320	476	121
Proceeds from issuance of common stock under ESPP	860	781	618
Proceeds from exercise of stock options	—	74	—
Noncontrolling interest distributions	(11,857)	(15,666)	(13,971)
Purchase of additional controlling interest	(891)	(1,914)	(2,286)
Sale of noncontrolling interest	308	—	—
Payment of deferred financing fees	—	(498)	(263)
Payments on repurchasing common stock	(577)	—	—

Net cash provided by (used in) financing activities	22,969	(28,710)	(10,646)

Change in cash	(32)	(106)	(3,117)
Cash at beginning of period	288	394	3,511

Cash at end of period	$256	$288	$394

Supplemental disclosures of cash flow information
Interest paid	$1,018	$134	$142

Income taxes paid	$11,363	$30,605	$35,869

Supplemental disclosure of non-cash transactions:

2011 non-cash transactions. Consideration for one of the Company’s acquisitions during 2011 was a transfer of a 26.32% ownership interest in one of the Company’s wholly owned home health agencies. The transfer of the noncontrolling interest in the Company’s existing home health agency was accounted for as an equity transaction, resulting in the Company recognizing additional paid in capital of $206,000 and additional noncontrolling interest of $294,000. Additionally, the Company acquired a majority ownership in four entities and recorded $1.3 million of noncontrolling interest related to the acquisitions.

In conjunction with the vesting of non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. During 2011, the Company obtained $1.2 million of treasury shares for tax payments on stock vesting.

The Company recorded $3.4 million as an unrecognized tax benefit during 2011.

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

During 2010, the Company obtained $940,000 of treasury shares for tax payments on stock vesting.

2009 non-cash transactions. In February 2009, the Company acquired a 75% interest in Southeast Louisiana HomeCare, LLC in exchange for $7.5 million of cash and a noncontrolling interest in three of the Company’s home health agencies. Also, during 2009, the Company acquired a majority ownership in 11 entities and recorded $7.1 million of noncontrolling interest related to the acquisitions.

During 2009, the Company obtained $441,000 of treasury shares for tax payments on stock vesting.

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals. The Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, currently operates in Alabama, Arkansas, Florida, Georgia, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, West Virginia and Washington.

2. Summary of Significant Accounting Policies

Reclassifications

A reclassification has been made to the December 31, 2010 and 2009 condensed consolidated statement of operations to conform to the 2011 presentation. Net service revenue and cost of service revenue have been decreased by $3.5 million and $2.7 million for the year ended December 31, 2010 and 2009, respectively, related to fees the Company collects and subsequently pays to nursing homes primarily for room and board services provided to the Company’s hospice patients.

A reclassification has been made to the December 31, 2010 condensed consolidated balance sheets to reclassify $116,000 into other receivables. The amount was previously recorded in patients accounts receivable; however, the transactions are not specifically related to patient claims. This reclassification had no affect on the condensed consolidated statements of cash flows.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity for the periods presented:

	2011	2010	2009
Wholly owned subsidiaries	49.5%	49.5%	47.5%
Equity joint ventures	47.1%	47.4	49.2
License leasing arrangements	2.4	1.7	1.8
Management services	1.0	1.4	1.5

	100.0%	100.0%	100.0%

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

The following table sets forth the percentage of net service revenue earned by category of payor for the years ending December 31:

	2011	2010	2009
Payor:
Medicare	79.7%	80.5%	82.2%
Medicaid	2.3	2.7	2.9
Other	18.0	16.8	14.9

	100.0%	100.0%	100.0%

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The percentage of net service revenue contributed from each reporting segment was as follows for the years ending December 31:

	2011	2010	2009
Home-based services	88.0%	87.9%	88.2%
Facility-based services	12.0	12.1	11.8

	100.0%	100.0%	100.0%

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

Hospice payments are also subject to an inpatient cap and an overall payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors its limits on a provider-by-provider basis. The Company has not received notification that any of its hospices have exceeded the cap on inpatient care services or overall payments during 2010 or 2011 to date.

Facility-Based Services

Long-Term Acute Care Services. The Company is reimbursed by Medicare for services provided under the long-term acute care hospital (“LTACH”) prospective payment system, which was implemented on October 1, 2002. Each patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount intended to reflect the average cost of treating a Medicare patient classified in that particular long-

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted, among other factors. The Company calculates the adjustment based on a historical average of these types of adjustments for claims paid. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Revenue is recognized for the Company’s LTACHs as services are provided.

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

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. Because Medicare is the Company’s primary payor, the credit risk associated with receivables from other payors is limited. The Company believes the credit risk associated with its Medicare accounts, which represent approximately 66% of its patient accounts receivable at December 31, 2011 and December 31, 2010, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s Medicare population is paid at a prospectively set amount that can be determined at the time services are rendered. The Company’s Medicaid reimbursement is based on a predetermined fee schedule applied to each individual service we provide. The Company’s managed care contracts are structured similar to either the Medicare or Medicaid payment methodologies. Because of its payor mix, the Company is able to calculate our actual amount due at the patient level and adjust the gross charges down to the actual amount at the time of billing. This negates the need to record an estimated contractual allowance when reporting net service revenue for each reporting period.

Business Combination

The Company accounts for business combinations using the acquisition method. The assets acquired consist primarily of Medicare license, certificate of need and/or a noncompete agreement. The assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. The noncontrolling interest associated with joint venture acquisitions is also measured and recorded at fair value as of the acquisition date. The residual purchase price is recorded as goodwill. The operations of the acquisitions are included in the consolidated financial statements from their respective dates of acquisition.

Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite lives are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. An impairment loss is recognized if the carrying value of goodwill or an indefinite-lived intangible asset exceeds its fair value. The evaluation of impairment involves comparing the current fair value of each of the Company’s reporting units to their recorded value, including goodwill. Components of the Company’s home-based services segment are generally represented by individual subsidiaries or joint ventures with individual licenses to conduct home care or hospice operations within geographic markets as limited by the terms of each license. The Company’s homecare and hospice business represent two reporting units for the purposes of evaluating impairment. Components of the Company’s facility-based services are represented by individual operating entities. For purposes of evaluating impairment, the Company aggregates these operating components.

The Company estimates the fair value of its identified reporting units using the discounted cash flow method and the market multiple analysis method. These valuations require management to make estimates and assumptions regarding industry economic factors and the profitability of future business strategies. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. For each of the reporting units, the estimated fair value is determined based on a formula that considers 50% of the estimated value based on a multiple of earnings before interest, taxes, depreciation and amortization plus 50% of the estimated value using recent sales of comparable facilities. A change in the weight assigned to each methodology would not have changed the conclusion that no impairment charge is necessary during the year ending December 31, 2011. The Company has not recognized goodwill impairment charges in 2011, 2010 or 2009.

Included in intangible assets, net, are definite-lived assets subject to amortization such as non-compete agreements. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has indefinite-lived assets that are not subject to amortization expense such as trade names, certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that trade names, certificates of need and licenses have indefinite lives, because there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need, licenses and use these trade names indefinitely. The Company performs an annual impairment test on the trade names using the relief-from royalty method. Under this method, the fair value of the intangible asset is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for its use for the remainder of its estimated useful lives. The certificates of need and licenses are tested annually for impairment using the cost approach. Under this method assumptions are made about the cost to replace the certificates of need.

Due to/from Governmental Entities

The Company’s LTACHs are reimbursed for certain activities based on tentative rates. The amounts recorded in due to/from governmental entities on the Company’s consolidated balance sheets relate to settled and open cost reports that are subject to the completion of audits and the issuance of final assessments. Final reimbursement is determined based on submission of annual cost reports and audits by the fiscal intermediary. Adjustments are accrued on an estimated basis in the period the related services were rendered and further adjusted as final settlements are determined. These adjustments are accounted for as changes in estimates. There have been no significant changes in estimates during the years ended December 31, 2011 and 2010.

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

Property, building and equipment is reviewed whenever events or changes in circumstances occur that indicate possible impairment. There were no impairments recognized during the periods ended December 31, 2011, 2010 or 2009.

The following table describes the Company’s components of property, building and equipment:

	December 31,
	2011	2010
	(In thousands)
Land	$673	$818
Building and improvements	6,275	4,853
Transportation equipment	5,664	5,759
Fixed equipment	3,630	3,639
Office furniture and medical equipment	40,013	33,486

	56,255	48,555
Less accumulated depreciation	28,073	21,693

	$28,182	$26,862

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $6.6 million, $6.7 million and $4.8 million, respectively. The Company writes off assets that are fully depreciated and no longer in use.

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

The following table sets forth shares used in the computation of basic and diluted per share information for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Weighted average number of shares outstanding for basic per share calculation	18,265,118	18,119,183	17,960,376
Effect of dilutive potential shares:
Options	—	5,368	6,158
Nonvested restricted stock	—	101,540	74,320
Contingent shares	—	—	29,043

Adjusted weighted average shares for diluted per share calculation	18,265,118	18,226,091	18,069,897

Antidilutive shares	316,928	153,290	17,271

Recent Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which changes the presentation of insurance claims and related insurance recoveries. The guidance clarifies that insurance recoveries on medical malpractice claims and other similar contingent liabilities should not be presented net of the related claim liability. The new guidance was effective for the Company on January 1, 2011 and is applied on a prospective basis. Included in other current assets at December 31, 2011 was $1.0 million for expected insurance recoveries.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2010, FASB issued new accounting guidance related to the Disclosure of Supplementary Pro Forma Information for Business Combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance was effective for the Company January 1, 2011 and did not have a material effect on the Company’s financial statements.

In July 2011, FASB issued new accounting guidance that requires certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a separate line as a deduction from patient service revenue. The guidance also requires enhanced disclosure about the Company’s policies for recognizing revenue and assessing bad debts. The guidance further requires qualitative and quantitative disclosures about changes in the allowance for doubtful accounts. The Company will adopt the new guidance prospectively in the first quarter of 2012. While the adoption is prospective, disclosure requirements will be applied retrospectively for the periods presented in the Company’s filings subsequent to adoption. The Company does not expect the adoption of the new guidance to have a material effect on the Company’s financial condition, results of operations, or cash flows.

3. Acquisitions and Disposals

2011 Acquisitions

Pursuant to its strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired five home health entities and eight hospices during the twelve months ended December 31, 2011, and maintains an ownership interest in the entities set forth below.

Acquired Entity	Ownership Percentage	State of Operations	Acquisition Date
LHCG XX III, LLC (d/b/a Marshall County Hospital Home Health)	75%	Kentucky	01/01/2011
LHCG XXII, LLC (d/b/a Hospice Complete)	100%	Alabama	01/01/2011
Vital Hospice, Inc. (d/b/a Vital Hospice)	100%	Louisiana	01/01/2011
LHCG XIX, LLC (Baptist Home Health Care)	75%	Florida	02/01/2011
Texas Health Care Group of Texarkana, LLC (d/b/a Texarkana HomeCare and Christus HomeCare)	73.68%	Texas	03/01/2011
LHCG XXV, LLC (d/b/a Community Loving Care Hospice,LLC)	100%	Missouri	04/01/2011
LHCG XXIX, LLC (d/b/a Keller HomeCare & Keller Hospice)	67%	Alabama	04/05/2011

Each of the acquisitions was accounted for under the acquisition method of accounting, and accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition.

The total purchase price for the Company’s acquisitions was $12.3 million, which was paid primarily in cash. Purchase prices are determined based on an analysis of comparable acquisitions and the target market’s potential future cash flows. Consideration for one of the acquisitions was a transfer of a 26.32% ownership

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest in one of the Company’s wholly owned home health agencies. The transfer of the noncontrolling interest in the Company’s existing home health agency was accounted for as an equity transaction, resulting in the Company recognizing additional paid in capital of $206,000.

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

Consideration
Cash	$11,745
Equity instruments (the Company exchanged a noncontrolling interest in one of its entities)	369
Working capital	143

Fair value of total consideration transferred	$12,257

Acquisition-related costs (included in general and administrative expenses)	$420

Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	$4,471
Certificates of need/license	1,354
Other identifiable intangible assets	398
Other assets	13

Total identifiable assets	$6,236

Noncontrolling interest	$1,372
Goodwill, including noncontrolling interest of $658,000	$7,393

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

During the twelve months ended December 31, 2011, the Company purchased additional ownership interests in three of its joint ventures. The total purchase price for the additional ownership was $891,000 and was accounted for as an equity transaction, resulting in the Company reducing additional paid in capital by $641,000.

During the twelve months ended December 31, 2011, the Company sold membership interests in three of its wholly owned subsidiaries. The total sales price was $308,000 for the sale of 26% membership interests and was accounted for as equity transactions, resulting in the Company increasing additional paid in capital by $212,000.

During the twelve months ended December 31, 2011, the Company settled the working capital amounts acquired on a 2011 acquisition paying $155,000 in cash related to the settlements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table contains unaudited pro forma consolidated income statement information assuming the 2011 acquisitions closed January 1, 2010 (amount in thousands):

	2011	2010
Net service revenue	$635,628	$651,632
Operating income (loss)	(6,228)	95,349
Net income (loss)	(13,311)	46,778
Basic earnings per share	(0.73)	2.58
Diluted earnings per share	(0.73)	2.57

The pro forma disclosure in the table above includes adjustments for depreciation expense, amortization of intangible assets, income tax expense and an estimate of additional costs to provide administrative services for these locations as if the acquisition had occurred on January 1, 2010. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information.

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

During 2010, the Company purchased certain noncontrolling interest holders’ assigned interests in one of the Company’s joint ventures, resulting in cash payments of $1.9 million and a decrease in additional paid in capital of $1.9 million.

On December 30, 2010, the Company paid $6.9 million in cash for three acquisitions with January 1, 2011 acquisition dates. Control was not assumed until January 1, 2011; therefore, the $6.9 million cash payments are recorded as advance payment on acquisitions at December 31, 2010.

One of the Company’s 2009 acquisitions provided for up to $2.5 million in contingent consideration to be paid to the seller if certain financial measurements are achieved. The fair value of the contingent consideration recognized on the acquisition date was $1.7 million. The fair value of the contingent consideration was estimated using the income approach based on financial projections of the acquired company. The projected cash flows were discounted using a discount rate of London Interbank Offered Rate plus 100 basis points, which the Company believes is appropriate and is representative of a market participant assumption. During the fourth quarter of 2010, the Company paid $1.7 million to satisfy the contingent consideration obligation.

Facility-Based

The total purchase price of the facility-based acquisitions was $7.2 million, which was paid primarily in cash. The purchase price was determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2008, one of the Company’s acquisitions contained contingent consideration to the seller, a portion of which was to be settled in shares of the Company’s stock one year after the acquisition date. The number of shares to be issued was contingent upon the acquired company achieving certain financial measurements in the year after the acquisition. During the year end December 31, 2009, the Company recorded $1.9 million of additional purchase price related to the contingent consideration as the acquired company achieved the required financial measurements. Of the contingent consideration, $950,000 was paid in cash during 2009. The remaining $950,000 was recorded as a liability as of December 31, 2009. In the first quarter of 2010, the Company issued 29,988 shares of the Company’s common stock, valued at $950,000, as settlement of the remaining contingent consideration.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2009 Divestitures

In September 2009, the Company sold its outpatient rehabilitation clinic, generating a loss of $22,000 which was part of the Facility-Based services. The results of operations related to the clinic are included in discontinued operations in the Company’s condensed consolidated statement of income for the year ended December 31, 2009. There was no operating activity related to the outpatient rehabilitation clinic after it was sold.

The following table provides financial results of discontinued operations for the year ended December 31, 2009 (amounts in thousands):

2009
Net service revenue	$402
Costs of services and general and administrative expenses	(543)

Income (loss) from discontinued operations before income taxes	(141)
Income tax benefit	55
Loss from discontinued operations net of income tax benefit	(86)

Less loss from discontinued operations attributable to noncontrolling interest	—

Income (loss) from discontinued operations attributable to LHC Group Inc.’s common stockholders	$(86)

4. Goodwill and Other Intangibles, Net

The following table summarizes the changes in goodwill by segment:

	2011	2010
	(In thousands)
Home-based services segment:
Balances at beginning of period	$145,747	$133,909
Goodwill from acquisitions	6,735	11,175
Goodwill related to noncontrolling interest	658	663

Home-based balance at end of period	153,140	145,747

Facility-based services segment:
Balances at beginning of period	$11,591	$5,565
Goodwill from acquisitions	—	5,990
Goodwill related to noncontrolling interest	—	—
Goodwill acquired during the period from redemption of noncontrolling interest	— —	— 36

Facility-based balance at end of period	11,591	11,591

Consolidated balance at end of period	$164,731	$157,338

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in intangible assets during the twelve months ended December 31, 2011 (amounts in thousands):

	Trade Names	Certificate of Need/ License	Other Intangibles	Total
Balance at December 31, 2010	$45,369	$7,207	$1,475	$54,051
Additions	4,471	1,354	398	6,223
Write off	—	(59)	—	(59)
Amortization	—	—	(826)	(826)

Balance at December 31, 2011	$49,840	$8,502	$1,047	$59,389

Intangible assets of $57.7 million, net of accumulated amortization, related to the home-based services segment and $1.7 million related to the facility-based services segment as of December 31, 2011.

5. Income Taxes

The Company accounts for income taxes using the liability method. Under the liability method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

	2011	2010
	(In thousands)
Deferred tax assets:
Allowance for uncollectible accounts	$3,582	$3,125
Accrued employee benefits	2,665	2,633
Stock compensation	1,362	1,176
Accrued self-insurance	2,161	1,855
Acquisition costs	650	526
Net operating loss carry forward	542	583
Valuation allowance	(44)	(477)
Dividend received deduction	(78)	30
Intangible asset impairment	66	71
Litigation Reserve	41	—
Uncertain Tax Position—State Tax Portion	215	—
Charitable contribution carryforward	17	—

Deferred tax assets	$11,179	$9,522

Deferred tax liabilities:
Amortization of intangible assets	(17,508)	(13,518)
Tax depreciation in excess of book depreciation	(7,182)	(4,811)
Prepaid expenses	(655)	(721)
Non-accrual experience accounting method	(968)	(968)
Conversion from cash basis accounting	(120)	(380)

Deferred tax liabilities	(26,433)	(20,398)

Net deferred tax liability	$(15,254)	$(10,876)

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the Company’s historical pattern of taxable income, the Company believes it will produce sufficient income in the future to realize its deferred income tax assets. Management provides a valuation allowance for any net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered. Management established a valuation allowance during 2008 purchase accounting related to the tax net operating losses acquired in a stock acquisition in 2008. The acquired Company had state tax net operating losses of approximately $65.5 million which will fully expire by 2029. The acquired Company has two providers, one of which has generated cumulative income over the last three years and has shown increased profits. Management expects to continue to generate net revenue for this provider and therefore, the entire valuation allowance was released in the current year.

The components of the Company’s income tax expense (benefit) from continuing operations, less noncontrolling interest, were as follows:

	2011	2010	2009
	(In thousands)
Current:
Federal	$(5,924)	$24,811	$19,026
State	(636)	4,145	3,071

	(6,560)	28,956	22,097
Deferred:
Federal	4,545	2,520	4,001
State	47	251	645

	4,592	2,771	4,646

Total income tax expense (benefit)	$(1,968)	$31,727	$26,743

The above table does not include a deferred tax asset adjustment related to state income tax on the settlement. The amount of this adjustment is $214,000 and did not affect income tax expense for the year.

A reconciliation of the differences between income taxes expense on net income attributable to LHC Group, Inc., computed at the federal statutory rate and provisions for income taxes for each period is as follows:

	2011	2010	2009
	(In thousands)
Income taxes computed at federal statutory tax rate	$(5,232)	$28,170	$24,734
State income taxes, net of federal benefit	(443)	2,984	2,480
Reduction in valuation allowance	(392)	(193)	(689)
Nondeductible expenses	675	766	743
Uncertain tax position	3,200	—	—
Other items	437	—	—
Income tax credits	(213)	—	(525)

Total income tax expense (benefit)	$(1,968)	$31,727	$26,743

The Company is subject to both federal and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2008.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, $3.4 million was recorded in income tax payable as an unrecognized tax benefit which, if recognized, would decrease our effective tax rate. A reconciliation of the total amounts of unrecognized tax benefits follows:

Total unrecognized tax benefits as of December 31, 2010	$—
Increases (decreases) in unrecognized tax benefits as a result of:
Tax positions taken during the current period	3,415

Total unrecognized tax benefits as of December 31, 2011	$3,415

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. During the years ended December 31, 2011, 2010 and 2009, the Company did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability of interest or penalty payments related to uncertain tax positions.

The unrecognized tax benefit relates to the settlement with the United States of America. See Note 10 to these consolidated financial statements.

6. Credit Facility

On October 12, 2010, the Company entered into a Second and Amended Restated Credit Agreement (the “Credit Facility”). The Credit Facility is unsecured and provides for a maximum aggregate principal borrowing of $75.0 million (with a letter of credit sub-limit equal to $5.0 million). The Credit Facility is scheduled to expire on October 12, 2013. The annual facility fee is 0.50% of the total availability. An additional fee of 0.375% is charged for any unused amounts. The interest rate for borrowings under the Credit Facility is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin based on the Leverage Ratio as defined in the Credit Facility.

As of December 31, 2011 the Company had $34.8 million drawn and letters of credit in the amount of $3.8 million outstanding under the Credit Facility. The interest rate for borrowings under the Credit Facility is a function of the prime rate (Base Rate) or Eurodollar rate, as elected by the Company, plus the applicable margin based on the Leverage Ratio, as defined in the Credit Facility, which was 2.25% at December 31, 2011. The interest rate at December 31, 2011 was 4.25%.

On September 28, 2011, the Company entered into a Second Amendment to the Credit Facility (the “Second Amendment”). The Second Amendment permits the Company to borrow up to $1.5 million pursuant to a real estate construction loan extended by American First Bank in Opelousas, Louisiana. The loan proceeds are to be used to construct a building in Opelousas, Louisiana, which will be used as office space by the home health and hospice agencies there.

On September 28, 2011, the Company entered into a Third Amendment to the Credit Facility (the “Third Amendment”). The Third Amendment permits the Company to fund the settlement with the United States of America entered into on September 27, 2011. The Third Amendment revises the Minimum Fixed Charge Coverage and Leverage Ratio covenant requirements in order to remove the settlement amount from the calculation of these covenants. See Note 10 to these consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 8, 2011, the Company entered into a Fourth Amendment to the Credit Facility (the “Fourth Amendment”). The Fourth Amendment permits the Company to increase the sublimit for letters of credit to $7.5 million and provides for a prospective increase to the total line of credit commitment from $75 million to a maximum aggregate principal amount of up to $100 million.

The Company paid $578,000 of credit fees on the Credit Facility during 2011. The Company issued letters of credit as collateral on its workers’ compensation insurance. At December 31, 2011 and 2010, outstanding letters of credit under this program were $3.8 million and $2.9 million, respectively.

The Credit Facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to the Company’s business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the Credit Facility, the Company is also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth and leverage ratios. At December 31, 2011, the Company believes it was in compliance with all covenants.

The Credit Facility also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving the Company or any subsidiary guarantor, and the failure to comply with covenants.

7. Stockholders’ Equity

Stock Repurchase Program

In October 2010, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). The Company anticipates that it will finance the Stock Repurchase Program with cash from general corporate funds, or draws under the Credit Facility. The Company may repurchase shares of common stock in open market purchase or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations.

The Company uses the cost method to account for the repurchase of common stock and the average cost method to account for reissuance of treasury shares. During the twelve months ended December 31, 2011, the Company repurchased 24,159 shares of common stock at an aggregate cost of $577,000, including commissions, or an average cost per share of $23.93. The remaining dollar value of shares authorized to be purchased under the share repurchase program is $49.4 million at December 31, 2011.

Equity Based Awards

At the Company’s 2010 Annual Meeting of Stockholders, the stockholders of the Company approved the Company’s 2010 Long Term Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). A total of 1,500,000 shares of the Company’s common stock are reserved and available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certificate which will include the provisions specified by the Compensation Committee. The Compensation Committee will determine the exercise price for non-statutory stock options, which cannot be less than the fair market value of our common stock as of the date of grant.

In the event of a change of control as defined in the 2010 Incentive Plan, all restricted periods and restrictions imposed on non-performance based restricted stock awards will lapse and outstanding options will become immediately exercisable in full.

Share Based Compensation

Stock Options

The following table represents stock options activity for the year ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	15,000	$16.88	5.0 years	$196,875
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expired	—	—	—	—
Options outstanding at December 31, 2011	15,000	$16.88	4.0 years	$—
Options exercisable at December 31, 2011	15,000	$16.88	4.0 years	$—

All options are fully vested and exercisable at December 31, 2011. There were no options granted and no compensation expense related to stock options grants recorded in the years ended December 31, 2011, 2010 or 2009.

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

During 2011 and 2010, respectively, 139,470 and 20,000 non-vested shares were granted to employees pursuant to the 2010 Incentive Plan. During 2010 and 2009, respectively, 130,755 and 238,028 non-vested shares were granted to employees pursuant to the 2005 Long-Term Incentive Plan. No further awards can be granted under the 2005 Long-Term Incentive Plan. All shares granted vest over a five year period.

The Company also issues non-vested stock to its independent directors of the Company’s Board of Directors. During 2011, 2010 and 2009, respectively, 15,200, 18,700 and 14,000 non-vested shares of stock were granted to the independent directors under the 2005 Director Compensation Plan. The shares issued under the 2005 Director Compensation Plan were drawn from the 1,500,000 shares reserved and available for issuance under the 2010 Incentive Plan. The shares fully vest one year from the date of the grant.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of non-vested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of non-vested shares granted during the years ended December 31, 2011, 2010 and 2009 were $26.37, $30.01 and $20.49, respectively.

The following table represents the non-vested stock activity for the year ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at January 1, 2011	502,304	$23.79
Granted	154,670	$26.37
Vested	(161,979)	$23.51
Forfeited	—	$—

Non-vested shares outstanding at December 31, 2011	494,995	$24.17

As of December 31, 2011, there was $8.5 million of total unrecognized compensation cost related to non-vested shares granted. That cost is expected to be recognized over the weighted average period of 2.0 years. The total fair value of shares vested in the years ended December 31, 2011, 2010 and 2009 were $3.9 million, $2.8 million and $1.9 million, respectively. The Company records compensation expense related to non-vested share awards at the grant date for shares that are awarded fully vested and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $4.1 million, $3.7 million and $2.4 million in compensation expense related to non-vested stock grants in the years ended December 31, 2011, 2010 and 2009, respectively.

Employee Stock Purchase Plan

In 2006, the Company adopted the Employee Stock Purchase Plan allowing eligible employees to purchase the Company’s common stock at 95% of the market price on the last day of each calendar quarter. There were 250,000 shares reserved for the plan. The table below details the shares issued during 2011, 2010 and 2009 under the Employee Stock Purchase Plan.

	Number of Shares	Weighted Average Per Share Price
Shares available as of January 1, 2008	203,023
Shares issued in 2009	24,792	$24.97
Shares issued in 2010	28,508	$28.04
Shares issued in 2011	38,291	$23.40

Shares available as of December 31, 2011	111,432

Treasury Stock

In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. The Company redeemed 43,182, 31,531 and 19,102 shares of common stock related to these tax obligations during the years ended December 31, 2011, 2010 and 2009, respectively.

Issuance of Common Stock

During the year ending December 31, 2010, the Company issued 29,988 shares of the Company’s common stock, valued at $950,000, as settlement of contingent consideration on one of the Company’s 2008 acquisitions.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The shares were contingent upon the acquired company achieving certain financial measurements in the year after acquisition. The acquired company achieved the financial measurements and the Company remitted the contingent consideration to the seller.

The Company also issued 20,162 shares, valued at $600,000 during the year ending December 31, 2010 as consideration for one of the Company’s acquisitions.

8. Leases

In certain instances, state laws may prohibit the sale of a home nursing agency or hospitals may be reluctant to sell their home health agencies. In these instances, the Company, through its wholly owned subsidiaries, enters into a lease agreement for a Medicare and Medicaid license, as well as the associated provider number to provide home health or hospice services. As of December 31, 2011, the Company had four license lease arrangements to operate five home nursing agencies and three hospice agencies.

Two of the leases were entered into in 2007 and expire in 2017. Expense related to these leases was $245,000 in 2011 and $268,000 in 2010. Payments due under these leases are $210,000 in 2012.

Two of the leases were amended during 2010 to extend the lease terms to one year with an automatic renewal clause of four years. Expense related to these leases was $135,892 in 2011 and $201,690 in 2010. The lease payments associated with these leases are based on a percentage of net quarterly profits; therefore, the future payments will vary with the future profits.

The Company leases office space and equipment at its various locations. Many of the leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will be renewed or, upon making a decision to relocate, replaced by leases for new locations. Operating lease terms range from three to ten years. Rent expense includes insurance, maintenance, and other costs as required by the lease. Total rental expense was approximately $17.3 million in 2011, $15.0 million in 2010 and $13.8 million in 2009. Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

2012	$12,400
2013	9,165
2014	5,461
2015	3,206
2016	1,676
Thereafter	1,800

$33,708

9. Employee Benefit Plan

Defined Contribution Plan

The Company sponsors a 401(k) plan to all eligible full-time employees. The plan allows participants to contribute up to 15% of their compensation and allows discretionary Company contributions as determined by the Company’s Board of Directors. Effective January 1, 2006, the Company implemented a discretionary match of up to two percent of participating employee contributions. The employer contribution will vest 20% after two years and 20% each additional year until it is fully vested in year six. Contribution expense to the Company was $3.4 million, $2.9 million and $2.2 million in 2011, 2010 and 2009, respectively.

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

Settlement Agreement with the United States of America

On September 30, 2011, the Company announced that it had entered into a settlement agreement with the United States government to resolve an investigation the Company first announced on July 13, 2009. The investigation resulted from a qui tam complaint filed by a relator against the Company under the whistleblower provisions of the False Claims Act, 31 U.S.C. sections 3729-3733 (the “False Claims Act”). Pursuant to the settlement agreement, the Company paid the United States $65 million (“settlement amount”) in a single lump sum payment. In exchange for the payment of the settlement amount, the United States and the relator released the Company from any civil or administrative monetary claim under the False Claims Act for the covered conduct. The released covered conduct includes claims involving home health services rendered by the Company from 2006 to 2008 with regard to whether such home health services were either not medically necessary or were delivered to patients who were not homebound. The OIG also agreed to release and refrain from instituting, directing or maintaining any administrative action seeking to exclude the Company from Medicare, Medicaid and other federal health care programs with respect to the covered conduct described above.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective September 29, 2011, the Company entered into a five year Corporate Integrity Agreement (“CIA”) with the OIG. The CIA formalizes various aspects of the Company’s already existing ethics and compliance programs and contains other requirements designed to help ensure the Company’s ongoing compliance with federal health care program requirements.

Joint Venture Buy/Sell Provisions

Most of the Company’s joint ventures include a buy/sell option that grants to the Company and its joint venture partners the right to require the other joint venture party to either purchase all of the exercising member’s membership interests or sell to the exercising member all of the non-exercising member’s membership interest, at the non-exercising member’s option, within 30 days of the receipt of notice of the exercise of the buy/sell option. In some instances, the purchase price is based on a multiple of the historical or future earnings before income taxes and depreciation and amortization of the equity joint venture at the time the buy/sell option is exercised. In other instances, the buy/sell purchase price will be negotiated by the partners and subject to a fair market valuation process. The Company has not received notice from any joint venture partners of their intent to exercise the terms of the buy/sell agreement nor has the Company notified any joint venture partners of its intent to exercise the terms of the buy/sell agreement.

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

	Year Ended December 31, 2011
	Home-Based Services	Facility-Based Services	Total
	(In thousands)
Net service revenue	$557,901	$75,971	$633,872
Cost of service revenue	307,744	44,602	352,346
Provision for bad debts	11,680	640	12,320
Settlement with government agencies	65,000	—	65,000
General and administrative expenses	190,264	20,324	210,588

Operating income (loss)	(16,787)	10,405	(6,382)
Interest expense	914	104	1,018
Non operating income, including gain on sale of assets	1,645	136	1,781

Income (loss) from continuing operations before income taxes and noncontrolling interest	(16,056)	10,437	(5,619)
Income tax expense (benefit)	(4,201)	2,233	(1,968)

Income (loss) from continuing operations	(11,855)	8,204	(3,651)
Noncontrolling interest	8,404	1,189	9,593

Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$(20,259)	$7,015	$(13,244)

Total assets	$360,340	$36,036	$396,376

	Year Ended December 31, 2010
	Home-Based Services	Facility-Based Services	Total
	(In thousands)
Net service revenue	$555,110	$76,457	$631,567
Cost of service revenue	281,013	45,508	326,521
Provision for bad debts	7,078	529	7,607
General and administrative expenses	182,750	19,087	201,837

Operating income	84,269	11,333	95,602
Interest expense	(116)	(18)	(134)
Non operating income, including gain on sale of assets	746	59	805

Income from continuing operations before income taxes and noncontrolling interest	84,899	11,374	96,273
Income tax expense	28,613	3,114	31,727

Income from continuing operations	56,286	8,260	64,546
Noncontrolling interest	14,170	1,617	15,787

Net income attributable to LHC Group, Inc.’s common stockholders	$42,116	$6,643	$48,759

Total assets	$319,447	$37,858	$357,305

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2009
	Home-Based Services	Facility-Based Services	Total
	(In thousands)
Net service revenue	$466,736	$62,510	$529,246
Cost of service revenue	231,397	36,384	267,781
Provision for bad debts	4,199	525	4,724
General and administrative expenses	155,670	16,025	171,695

Operating income	75,470	9,576	85,046
Interest expense	(126)	(16)	(142)
Non operating (loss) income, including gain on sale of assets	(299)	38	(261)

Income from continuing operations before income taxes and noncontrolling interest	75,045	9,598	84,643
Income tax expense	24,082	2,661	26,743

Income from continuing operations	50,963	6,937	57,900

Loss from discontinued operations		86	86
Noncontrolling interest	12,527	1,446	13,973
Net income attributable to LHC Group, Inc.’s common stockholders	$38,436	$5,405	$43,841

Total assets	$280,798	$26,817	$307,615

12. Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. For the year ending December 31, 2011 the carrying value of the Company’s long-term debt was based on the current interest rates and approximates its fair value.

13. Allowance for Uncollectible Accounts

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts:

	Beginning of Year Balance	Additions and Expenses	Deductions	End of Year Balance
	(In thousands)
Year ended December 31:
2011	$9,769	$12,320	$11,397	$10,692
2010	8,262	7,607	6,100	9,769
2009	9,976	4,724	6,438	8,262

14. Concentration of Risk

The Company’s Louisiana facilities accounted for approximately 31.1%, 33.0% and 34.0% of net service revenue during the years ended December 31, 2011, 2010 and 2009 respectively. Any material change in the current economic or competitive conditions in Louisiana could have a disproportionate effect on the Company’s overall business results.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Unaudited Summarized Quarterly Financial Information

The following table presents the Company’s audited quarterly results of operations (amounts in thousands, except share data):

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
	(In thousands)
Net service revenue	$161,783	$161,015	$153,398	$157,676
Gross margin	72,827	74,799	65,583	68,317
Net income (loss) attributable to LHC Group, Inc.	7,694	9,788	(37,960)	7,234
Net income (loss) available to common stockholders	7,694	9,788	(37,960)	7,234
Basic earnings per share
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$0.42	$0.54	$(2.08)	$0.40
Diluted earnings per share
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$0.42	$0.53	$(2.08)	$0.39
Weighted average shares outstanding
Basic	18,215,831	18,278,479	18,263,237	18,296,062
Diluted	18,351,637	18,346,441	18,263,237	18,353,505

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010
	(In thousands)
Net service revenue	$145,162	$153,642	$165,671	$167,092
Gross margin	71,173	74,905	78,445	80,523
Net income attributable to LHC Group, Inc.	11,624	12,393	13,298	11,444
Net income available to common stockholders	11,665	12,393	13,298	11,444
Basic earnings per share
Net income attributable to LHC Group, Inc.’s common stockholders	$0.64	$0.68	$0.73	$0.63
Diluted earnings per share
Net income attributable to LHC Group, Inc.’s common stockholders	$0.64	$0.68	$0.73	$0.63
Weighted average shares outstanding
Basic	18,041,563	18,118,197	18,148,678	18,166,586
Diluted	18,179,013	18,236,380	18,224,019	18,294,369

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

Date March 15, 2012

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

Signature	Title	Date

/s/ KEITH G. MYERS Keith G. Myers	Chief Executive Officer and Chairman of the Board of Directors	March 15, 2012

/s/ PETER J. ROMAN Peter J. Roman	Executive Vice President, Chief Financial Officer, Principal Accounting Officer	March 15, 2012

/s/ MONICA F. AZARE Monica F. Azare	Director	March 15, 2012

/s/ JOHN B. BREAUX John B. Breaux	Director	March 15, 2012

/s/ TED W. HOYT Ted W. Hoyt	Director	March 15, 2012

/s/ JOHN L. INDEST John L. Indest	Director	March 15, 2012

/s/ GEORGE A. LEWIS George A. Lewis	Director	March 15, 2012

/s/ RONALD T. NIXON Ronald T. Nixon	Director	March 15, 2012

/s/ W.J. “BILLY” TAUZIN W.J. “Billy” Tauzin	Director	March 15, 2012

Signature	Title	Date

/s/ KENNETH E.THORPE Kenneth E. Thorpe	Director	March 15, 2012

/s/ DAN S. WILFORD Dan S. Wilford	Director	March 15, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as Exhibit 3.1 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005).

3.2	Bylaws of LHC Group, Inc., as amended on December 3, 2007 (previously filed as Exhibit 3.2 to LHC Group’s Form 10-Q for the quarterly period ended March 31, 2008, filed on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.1	LHC 2003 Key Employee Equity Participation Plan (previously filed as Exhibit 10.3 to LHC Group’s Form S-1 (File No. 333-120792) filed on November 26, 2004). +

10.2	LHC Group, Inc. 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.4 to the Form S-1/A (File No. 333-120792) filed on February 14, 2005). +

10.3	LHC Group, Inc. 2010 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to LHC Group’s Form 10-Q for the quarterly period ended June 30, 2010, filed on August 6, 2010).

10.4	Form of Award under LHC Group, Inc. 2005 Director Compensation Plan. (previously filed as an exhibit to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005). +

10.5	Form of Indemnity Agreement between LHC Group and directors and certain officers (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) filed on February 14, 2005). +

10.6	LHC Group, Inc. 2005 Director Compensation Plan (previously filed as Exhibit 10.5 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005). +

10.7	Amendment to the LHC Group, Inc. Amended and Restated 2005 Non-Employee Directors Compensation Plan (previously filed as Exhibit 99.1 to LHC Group’s Form 8-K filed on June 16, 2006).

10.8	LHC Group, Inc. 2006 Employee Stock Purchase Plan (previously filed as Exhibit 99.2 to LHC Group’s Form 8-K filed on June 16, 2006). +

10.9	Amended and Restated Employment Agreement between Donald D. Stelly and LHC Group, Inc. , dated August 27, 2010 (previously filed as Exhibit 10.1 to LHC Group’s Form 8-K filed on August 30, 2010). +

10.10	Amended and Restated Employment Agreement between LHC Group, Inc. and Keith G. Myers, dated January 1, 2011 (previously filed as Exhibit 10.1 to LHC Group’s Form 8-K filed on January 6, 2011 ). +

10.11	Amended and Restated Employment Agreement by and between LHC Group, Inc. and Peter J. Roman, dated January 1, 2011 (previously filed as Exhibit 10.2 to LHC Group’s Form 8-K filed on January 6, 2011). +

10.12	Second Amended and Restated Credit Agreement by and between LHC Group, Inc., Capital One, National Association, as a lender, administrative agent, sole book runner and sole lead arranger, and JP Morgan Chase Bank, N.A., as a lender and syndication agent, dated October 12, 2010 (previously filed as Exhibit 10.1 to LHC Group’s Form 8-K filed on October 13, 2010).

10.13	First Amendment to Second Amended and Restated Credit Agreement by and between LHC Group, Inc., Capital One, National Association, as a lender, administrative agent, sole book runner and sole lead arranger, and a syndicate of financial institutions acceptable to LHC Group, Inc. as lenders, dated October 29, 2010 (previously filed as Exhibit 10.1 to LHC Group’s Form 8-K filed on November 2, 2010).

Exhibit Number	Description of Exhibits

10.14	Employment Agreement by and between LHC Group, Inc. and Pete C. November dated July 25, 2008 (previously filed as Exhibit 10.18 to LHC Group’s Form 10-K for the year ended December 31, 2009, filed on March 15, 2010). +

10.15	Amendment to the LHC Group, Inc. 2005 Non-Employee Directors Compensation Plan dated January 1, 2010 (previously filed as Exhibit 10.19 to LHC Group’s Form 10-K for the year ended December 31, 2009, filed on March 15, 2010). +

10.16	Settlement Agreement among the United States of America, LHC Group, Inc. and certain of its subsidiaries and relator, dated September 29, 2011 (previously filed as Exhibit 10.1 to LHC Group’s Form 8-K filed on September 30, 2011).

10.17	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and LHC Group, Inc., dated September 29, 2011 (previously filed as Exhibit 10.2 to LHC Group’s Form 8-K filed on September 30, 2011).

10.18	Second Amendment to Second Amended and Restated Credit Agreement, by and among LHC Group, Inc., the lenders and Capital One, National Association, as a lender, administrative agent, sole book runner and sole lead arranger, dated September 26, 2011 (previously filed as Exhibit 10.3 to LHC Group’s Form 8-K filed on September 30, 2011)

10.19	Third Amendment to Second Amended and Restated Credit Agreement, by and among LHC Group, Inc., the lenders and Capital One, National Association, as a lender, administrative agent, sole book runner and sole lead arranger, dated September 28, 2011 (previously filed as Exhibit 10.4 to LHC Group’s Form 8-K filed on September 30, 2011)

10.20	Fourth Amendment to Second Amended and Restated Credit Agreement, by and among LHC Group, Inc., the lenders and Capital One, National Association, as a lender, administrative agent, sole book runner and sole lead arranger, dated December 8, 2011.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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