Form 10-Q
period 2012-03-31
LHC Group, Inc
filed 2012-05-10
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of common stock, par value $0.01, outstanding as of May 3, 2012: 18,954,185 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$341	$256
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $11,515 and $10,692, respectively	91,919	91,183
Other receivables	1,485	1,636
Amounts due from governmental entities	502	315

Total receivables, net	93,906	93,134
Deferred income taxes	8,922	7,269
Prepaid income taxes	8,088	26,667
Prepaid expenses	6,705	6,576
Other current assets	3,634	4,363

Total current assets	121,596	138,265
Property, building and equipment, net of accumulated depreciation of $29,771 and $28,073, respectively	27,618	28,182
Goodwill	164,731	164,731
Intangible assets, net of accumulated amortization of $2,520 and $2,325, respectively	60,894	59,389
Other assets	5,209	5,809

Total assets	$380,048	$396,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$22,653	$23,119
Salaries, wages, and benefits payable	20,610	25,571
Self insurance payable	5,557	5,612
Amounts due to governmental entities	3,241	3,234

Total current liabilities	52,061	57,536
Deferred income taxes	23,823	22,523
Income tax payable	3,415	3,415
Revolving credit facility	14,213	34,820

Total liabilities	93,512	118,294
Noncontrolling interest — redeemable	11,255	11,348
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 21,510,139 and 21,374,264 shares issued and 18,412,163 and 18,298,659 shares outstanding, respectively	183	183
Treasury stock — 3,097,976 and 3,075,605 shares at cost, respectively	(6,644)	(6,216)
Additional paid-in capital	97,409	95,964
Retained earnings	181,493	173,752

Total LHC Group, Inc. stockholders’ equity	272,441	263,683
Noncontrolling interest — non-redeemable	2,840	3,051

Total equity	275,281	266,734

Total liabilities and equity	$380,048	$396,376

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net service revenue	$158,761	$161,783
Cost of service revenue	89,859	88,956

Gross margin	68,902	72,827
Provision for bad debts	2,761	2,562
General and administrative expenses	50,882	55,040

Operating income	15,259	15,225
Interest expense	(359)	(94)
Non-operating income	65	172

Income before income taxes and noncontrolling interest	14,965	15,303
Income tax expense	5,226	5,161

Net income	9,739	10,142
Less net income attributable to noncontrolling interests	1,998	2,448

Net income available to LHC Group, Inc.’s common stockholders	$7,741	$7,694

Earnings per share — basic and dilutive:
Net income available to LHC Group, Inc.’s common stockholders	$0.42	$0.42

Weighted average shares outstanding:
Basic	18,333,838	18,215,831
Diluted	18,399,608	18,351,637

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands except share data)

(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Non-controlling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2011	$183	21,374,264	$(6,216)	(3,075,605)	$95,964	$173,752	$3,051	$266,734
Net income	—	—	—	—	—	7,741	109	7,850 (1)
Sale of noncontrolling interest	—	—	—	—	80	—	—	80
Noncontrolling interest distributions	—	—	—	—	—	—	(320)	(320)
Nonvested stock compensation	—	—	—	—	1,408	—	—	1,408
Issuance of vested stock	—	120,319	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(428)	(22,371)	—	—	—	(428)
Excess tax benefits — vesting nonvested stock	—	—	—	—	(232)	—	—	(232)
Issuance of common stock under Employee Stock Purchase Plan	—	15,556	—	—	189	—	—	189

Balances at March 31, 2012	$183	21,510,139	$(6,644)	(3,097,976)	$97,409	$181,493	$2,840	$275,281

(1)	Net income excludes net income attributable to noncontrolling interest-redeemable of $1.9 million during the three months ending March 31, 2012. Noncontrolling interest-redeemable is reflected outside of permanent equity on the consolidated balance sheets. See Note 8 of the Condensed Consolidated Financial Statements.

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$9,739	$10,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,919	2,017
Provision for bad debts	2,761	2,562
Stock-based compensation expense	1,408	1,010
Deferred income taxes	(353)	2,651
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(3,774)	(1,540)
Prepaid expenses and other assets	1,200	6,615
Prepaid income taxes	18,349	(4,337)
Accounts payable and accrued expenses	(5,484)	(335)
Net amounts due to/from governmental entities	(180)	(448)

Net cash provided by operating activities	25,585	18,337

Investing activities
Purchases of property, building and equipment	(1,160)	(3,493)
Cash paid for acquisitions, primarily goodwill, intangible assets and advance payments on acquisition	(1,700)	(10,892)

Net cash used in investing activities	(2,860)	(14,385)

Financing activities
Proceeds from line of credit	26,879	36,935
Payments on line of credit	(47,486)	(36,935)
Payments on capital leases	—	(10)
Excess tax benefits from vesting of restricted stock	—	319
Proceeds from employee stock purchase plan	189	231
Noncontrolling interest distributions	(2,302)	(4,140)
Purchase of additional controlling interest	—	(252)
Sale of noncontrolling interest	80	—

Net cash used in financing activities	(22,640)	(3,852)

Change in cash	85	100
Cash at beginning of period	256	288

Cash at end of period	$341	$388

Supplemental disclosures of cash flow information
Interest paid	$359	$94

Income taxes paid	$243	$6,556

Note: Supplemental cash flow information is provided in Note 12 of the Condensed Consolidated Financial Statements.

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals (“LTACHs”). As of March 31, 2012, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Alabama, Arkansas, Georgia, Florida, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington and West Virginia.

Unaudited Interim Financial Information

The condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, and the related condensed consolidated statements of income for the three months ended March 31, 2012 and 2011, condensed consolidated statement of changes in equity for the three months ended March 31, 2012, condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 and related notes (collectively, these statements are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012, which includes information and disclosures not included herein.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended March 31,
	2012	2011
Equity joint ventures	48.2%	45.7%
Wholly-owned subsidiaries	48.3%	51.0%
License leasing arrangements	2.6%	2.3%
Management services	0.9%	1.0%

	100.0%	100.0%

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

The following table sets forth the percentage of net service revenue earned by category of payor for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Payor:
Medicare	78.5%	79.7%
Medicaid	2.1%	2.2%
Other	19.4%	18.1%

	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
Home-based services	87.9%	87.6%
Facility-based services	12.1%	12.4%

	100.0%	100.0%

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

Final payments from Medicare may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required in the population base. Management estimates the impact of these payment adjustments based on historical experience and records this estimate during the period the services are rendered. The Company’s payment is also adjusted for differences in local prices using the hospital wage index. In calculating the Company’s reported net service revenue from home nursing services, the Company adjusts the prospective Medicare payments by an estimate of the adjustments. The adjustments are calculated using the expected level of services that will be provided and the schedule of those services or a historical average of prior adjustments.

Hospice Services. The Company is paid by Medicare under a per diem payment system. The Company receives one of four predetermined daily or hourly rates based upon the level of care the Company furnished. The Company records net service revenue from hospice services based on the daily or hourly rate and recognizes revenue as hospice services are provided.

Hospice payments are also subject to an inpatient cap and an overall payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors our limits on a program-by-program basis. The Company has not received notification that any of our hospices have exceeded the cap on inpatient care services or overall payments during 2011 or 2012 to date.

Facility-Based Services

Long-Term Acute Care Services. The Company is reimbursed by Medicare for services provided under the LTACH prospective payment system. Each patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted, among other factors. The Company calculates the adjustment based on a historical average of these types of adjustments for claims paid. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Revenue is recognized for the Company’s LTACHs as services are provided.

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

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. We believe the credit risk associated with our Medicare accounts, which represent 61.4% and 65.6% of our patient accounts receivable at March 31, 2012 and December 31, 2011, respectively, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended March 31,
	2012	2011
Weighted average number of shares outstanding for basic per share calculation	18,333,838	18,215,831
Effect of dilutive potential shares:
Options	1,691	5,231
Nonvested stock	64,079	130,575

Adjusted weighted average shares for diluted per share calculation	18,399,608	18,351,637

Anti-dilutive shares	434,015	15,866

Recently Issued Accounting Pronouncements

In July 2011, the FASB issued new accounting guidance that requires certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a separate line as a deduction from patient service revenue. The guidance also requires enhanced disclosure about the Company’s policies for recognizing revenue and assessing bad debts. The guidance further requires qualitative and quantitative disclosures about changes in the allowance for doubtful accounts. The scope of the guidance defines implementation of the accounting guidance for health care entities that recognize significant amounts of patient service revenue at the time the services are rendered even though it does not assess the patient’s ability to pay. The Company does not fall within the scope of the new guidance, therefore, the guidance had no significant impact on the Company.

3. Goodwill and Intangibles

The following table summarizes the changes in intangible assets during the three months ended March 31, 2012 (amounts in thousands):

	Trade Names	Certificate of Need/ License	Other Intangibles	Total
Balance at December 31, 2011	$49,840	$8,502	$1,047	$59,389
Additions	—	1,616	84	1,700
Amortization	—	—	(195)	(195)

Balance at March 31, 2012	$49,840	$10,118	$936	$60,894

Other intangible assets of $59.2 million, net of accumulated amortization, related to the home-based services segment and $1.6 million related to the facility-based services segment as of March 31, 2012.

During the three month period ended March 31, 2012, the Company entered into an asset acquisition for $1.7 million, primarily paid in cash. This asset acquisition was allocated among certificate of need and noncompete agreement in the home-based services segment. The certificate of need has an indefinite useful live and will not be subject to amortization. The noncompete agreement will be amortized over the life of the agreement, which is three years. The fair value of the acquired intangible assets is preliminary pending the final valuations of those assets.

4. Credit Facility

As of March 31, 2012 the Company had $14.2 million drawn and a letter of credit totaling $5.7 million outstanding under the Credit Agreement. The interest rate for borrowings under the Credit Agreement is a function of the prime rate (base rate) or Eurodollar rate, as elected by the Company, plus the applicable margin based on the Leverage Ratio, as defined in the agreement. The interest rate at March 31, 2012 was 4.25%.

5. Income Taxes

As of March 31, 2012, $3.4 million was recorded in income tax payable as an unrecognized tax benefit which if recognized would decrease our effective tax rate. All of our unrecognized tax benefit is due to the settlement with the United States of America as more fully discussed in Footnote 7, Commitments and Contingencies.

6. Stockholder’s Equity

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

Share Based Compensation

Nonvested Stock

During the three months ended March 31, 2012, our independent directors were granted 26,100 nonvested shares of stock under the 2005 Director Compensation Plan. The shares were granted under our 2005 Director Compensation Plan and were drawn from the 1,500,000 shares reserved and available for issuance under our 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the three months ended March 31, 2012, employees were granted 174,640 nonvested shares pursuant to the 2010 Incentive Plan. The shares generally vest over a five year period, conditioned on continued employment for the full incentive period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair value of nonvested shares granted during the three months ended March 31, 2012 was $19.11.

The following table represents the nonvested stock activity for the three months ended March 31, 2012:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding at December 31, 2011	494,995	$24.17
Granted	200,740	$19.11
Vested	(120,319)	$24.01

Nonvested shares outstanding at March 31, 2012	575,416	$22.51

As of March 31, 2012, there was $10.8 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 3.47 years. The total fair value of shares vested during the three months ended March 31, 2012 and 2011 was $2.9 million and $3.1 million, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company recorded $1.4 million and $1.0 million of compensation expense related to nonvested stock grants in the three months ended March 31, 2012 and 2011, respectively.

Employee Stock Purchase Plan

The Company has a plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There were 250,000 shares reserved for the plan. The table below details the shares issued during 2012.

	Number of Shares	Per share price
Shares available as of December 31, 2011	111,432
Shares issued during three months ended March 31, 2012	15,556	$12.19

Shares available as of March 31, 2012	95,876

Stock Options

As of March 31, 2012, 15,000 options were issued and exercisable. During the three months ended March 31, 2012, no options were exercised or forfeited and no options were granted.

Treasury Stock

In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the three months ended March 31, 2012, the Company redeemed 22,371 shares of common stock valued at $428,000, related to these tax obligations.

Stock Repurchase Program

In October 2010, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). The Company anticipates that it will finance the Stock Repurchase Program with cash from general corporate funds, or draws under the Company’s Credit Facility. The Company may repurchase shares of common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations. During the three months ended March 31, 2012, no amounts have been repurchased. The remaining dollar value of shares authorized to be purchased under the share repurchase program is $49.4 million at March 31, 2012.

Sale of Membership Interest in Company’s Subsidiary

During the three months ended March 31, 2012, the Company sold membership interests in one of its wholly owned subsidiaries. The total sales price was $80,000 for the sale of 40% membership interests and was accounted for as equity transactions, resulting in the Company increasing additional paid in capital by $80,000.

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

The government did not find that all aspects of the relator’s complaint deserved intervention, including homebound and medical necessity claims for 2005 and coding related claims for 2005 through 2008. As previously reported, the Company reached an agreement in principle to settle these non-intervened claims for $1.0 million with the relator and the government. On April 30, 2012, the Company entered into the final settlement agreement documenting the agreement in principle for these non-intervened claims.

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

8. Noncontrolling interest

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

The following table summarizes the activity of noncontrolling interest-redeemable for the three months ended March 31, 2012 (amounts in thousands):

Balance as of December 31, 2011	$11,348
Net income attributable to noncontrolling interest-redeemable	1,889
Noncontrolling interest-redeemable distributions	(1,982)

Balance at March 31, 2012	$11,255

9. Allowance for Uncollectible Accounts

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

	Beginning of Year Balance	Additions and Expenses	Deductions	End of Period Balance
At March 31, 2012	$10,692	$2,761	$(1,938)	$11,515

10. Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. For the period ended March 31, 2012, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximate current rates.

11. Segment Information

The Company’s segments consist of home-based services and facility-based services. Home-based services include home nursing services and hospice services. Facility-based services include long-term acute care services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following tables summarize our segment information for the three months ending March 31, 2012 and 2011 (amounts in thousands):

	Three Months Ended March 31, 2012
	Home- Based Services	Facility- Based Services	Total

Net service revenue	$139,595	$19,166	$158,761
Cost of service revenue	79,061	10,798	89,859
Provision for bad debts	2,623	138	2,761
General and administrative expenses	45,226	5,656	50,882

Operating income	12,685	2,574	15,259

Interest expense	(323)	(36)	(359)
Non-operating income	53	12	65

Income before income taxes and noncontrolling interest	12,415	2,550	14,965
Income tax expense	4,731	495	5,226

Income from continuing operations	7,684	2,055	9,739
Noncontrolling interest	1,692	306	1,998

Net Income attributable to LHC Group, Inc.	$5,992	$1,749	$7,741

Total assets	$345,287	$34,761	$380,048

	Three Months Ended March 31, 2011
	Home- Based Services	Facility- Based Services	Total

Net service revenue	$141,801	$19,982	$161,783
Cost of service revenue	77,089	11,867	88,956
Provision for bad debts	2,408	154	2,562
General and administrative expenses	50,063	4,977	55,040

Operating income	12,241	2,984	15,225

Interest expense	(85)	(9)	(94)
Non-operating income	150	22	172

Income before income taxes and noncontrolling interest	12,306	2,997	15,303
Income tax expense	4,678	483	5,161

Income from continuing operations	7,628	2,514	10,142
Noncontrolling interest	2,095	353	2,448

Net Income attributable to LHC Group, Inc.	$5,533	$2,161	$7,694

Total assets	$331,539	$35,723	$367,262

12. Supplemental Cash Flow Information

Supplemental disclosures of the company’s non-cash transactions are as follows:

In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the three months ended March 31, 2012, the Company redeemed $428,000 of treasury shares for tax payments on stock vestings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after March 31, 2012;

•	our critical accounting policies;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	the impact of legal proceedings;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.

The forward-looking statements contained in this report reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in other of our filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2011. This report should be read in conjunction with that annual report on Form 10-K, and all our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K made with the SEC through the date of this report.

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

OVERVIEW

We provide post-acute health care services by providing quality cost-effective health care services to our patients. As of March 31, 2012, we had 298 service providers in 19 states: Alabama, Arkansas, Georgia, Florida, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington and West Virginia. Our services are classified into two segments: (1) home-based services offered through our home nursing agencies and hospices; and (2) facility-based services offered through our long-term acute care hospitals (“LTACHs”).

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of March 31, 2012, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	246
Hospice	32
Private Duty	4
Specialty Services	3
Management Companies	2

287

Of our 287 home-based services locations, 152 are wholly-owned by us, 126 are majority-owned by us through joint ventures, 7 are license lease arrangements and we manage the operations of the remaining two locations. We intend to increase the number of home nursing agencies and hospice locations that we operate through continued acquisitions and development.

We provide facility-based services through our LTACHs. As of March 31, 2012, we owned and operated nine LTACH locations, of which all but one are located within host hospitals. We also owned and operated a health club and a pharmacy. Of these 11 facility-based services locations, six are wholly-owned by us and five are majority-owned through joint ventures.

The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
Home-based services	87.9%	87.6%
Facility-based services	12.1%	12.4%

	100.0%	100.0%

Recent Developments

Home-based services

Home Nursing. The base payment rate for Medicare home nursing in 2012 is $2,138.52 per 60-day episode.

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

Hospice. The following table shows the hospice Medicare payment rates for Fiscal Year (“FY”) 2012, which began on October 1, 2011 and ends September 30, 2012:

Description	Rate per patient day
Routine Home Care	$151.03
Continuous Home Care	$881.46
Full Rate = 24 hours of care $36.73 = hourly rate
Inpatient Respite Care	$156.22
General Inpatient Care	$671.84

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

Facility-based services.

LTACHs. On August 1, 2011, CMS released its rule for LTACH Medicare reimbursement for FY 2012, which spans from October 1, 2011 through September 30, 2012. In aggregate, payments for FY 2012 will increase 2.5% from FY 2011. Included in the final regulations is (1) a 2.9% market basket increase to the standard payment rate; (2) an aggregate reduction in the standard payment rate of 1.1% mandated by the Affordable Care Act; and (3) a reduction in the high cost outlier threshold per discharge from $18,785 in FY 2011 to $17,931 in FY 2012. The final rule would result in a 1.8% increase in average Medicare payments to LTACHs. Some of the other changes in the final rule include:

•	Three quality measures to begin reporting October 1, 2012 and will affect payment in FY 2014.

•	Clarification that the 25-day ALOS calculation includes both traditional Medicare Fee-For-Service and Medicare Advantage stays but this calculation will begin January 1, 2012.

On April 24, 2012 CMS released its proposed rule for LTACH Medicare reimbursement for FY 2013 which spans from October 1, 2012 through September 30, 2013. In aggregate, payments for FY 2013 will increase by 1.9 percent in under the proposed rule. CMS is proposing an annual update to LTACH payment rates of 2.1 percent. In addition to this update for inflation (adjusted as required by the statute), the 2.1 percent update to LTACH payment rates will be reduced by approximately 1.3 percent to 0.8 percent for the “one-time” budget neutrality adjustment for discharges on or after December 29, 2012.

In the Medicare, Medicaid, and SCHIP Extension Act of 2007, Congress imposed a three-year moratorium that prevented CMS from implementing certain payment policies affecting LTACHs. At the same time, the law imposed a moratorium on establishing new LTACHs and LTACH satellite facilities and on increasing the number of patient beds in existing LTACHs, unless an exception applied. The moratorium was extended for two years in the Affordable Care Act of 2010. The moratorium will, therefore, expire at various times in 2012.

In the FY 2013 rule, CMS is proposing:

* A one-year extension of the existing moratorium on the “25 percent threshold” policy, pending results of an on-going research initiative to re-define the role of LTACHs in the Medicare program.

* To apply an approximate 1.3 percent reduction (first year of a proposed three-year phase-in) for a one-time prospective budget neutrality adjustment. The proposed reduction would not apply to discharges occurring on or before December 28, 2012, because the law prohibits its application before that date. The budget neutrality adjustment reduces the update from 2.1 percent to 0.8 percent for discharges on or after December 29, 2012.

* To reduce Medicare payments for very short stay cases in LTACHs to the IPPS comparable per diem amount payment option for discharges occurring on or after December 29, 2012. The law prohibits application of this policy prior to that date.

The legislative moratorium on new LTACHs and satellite facilities will expire at the end of 2012.

RESULTS OF OPERATIONS

Three months ended March 31, 2012

Consolidated financial statements

The following table summarizes our consolidated results of operations for the three months ended March 31, 2012 and 2011 (amounts in thousands) except percents which are percents of consolidated net service revenue unless indicated otherwise:

	2012			2011			Increase (Decrease)	Percentage Change
Net service revenue	$158,761			$161,783			(3,022)	(1.9%)
Cost of service revenue	89,859	56.6%		88,956	55.0%		903	1.0%
General and administrative expenses	50,882	32.0%		55,040	34.0%		(4,158)	(7.6%)
Provision for bad debt	2,761	1.7%		2,562	1.6%		199	7.8%
Income tax expense	5,226	40.3	%(1)	5,161	40.1	%(1)	65	1.3%
Noncontrolling interest	1,998			2,448			(450)	—
Total non-operating income (loss)	(294)			78			(372)	—

Net income attributable to LHC Group, Inc.	$7,741			$7,694			47

(1)	Percentage of income from continuing operations attributable to LHC Group, Inc.

Home-based services segment operating results

The following table summarizes our home-based results of operations for the three months ended March 31, 2012 and 2011 (amounts in thousands) expect percents which are percentages of home-based net service revenue:

	2012		2011		Increase (Decrease)	Percentage Change
Net service revenue	$139,595		$141,801		(2,206)	(1.6%)
Cost of service revenue	79,061	56.6%	77,089	54.4%	1,972	2.6%
General and administrative expenses	45,226	32.4%	50,063	35.3%	(4,837)	(9.7%)
Provision for bad debt	2,623	1.9%	2,408	1.7%	215	8.9%

Operating income	$12,685		$12,241

Net service revenue

The following table sets forth as of March 31, 2012 home-based services revenue growth and home health agencies percentages for organic and total growth and the related change from the same period in 2011 (in thousands except census and episode data).

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Revenue	$137,811	$217	$138,028	(2.4)%	$1,567	$139,595	(1.6)%
Medicare Revenue	$107,943	$158	$108,101	(5.2)%	$1,462	$109,563	(4.1)%
New Admissions	27,430	20	27,450	5.6%	246	27,696	5.7%
New Medicare Admissions	18,856	18	18,874	2.1%	172	19,046	2.5%
Average Census	32,250	31	32,281	(6.0)%	327	32,608	(5.4)%
Average Medicare Census	24,414	17	24,431	(7.7)%	258	24,689	(7.1)%
Episodes	40,990	10	41,000	(2.4)%	287	41,287	(1.9)%

(1)	Same store — location that has been in service with the Company for greater than 12 months.
(2)	De Novo — internally developed location that has been in service with the Company for 12 months or less.

(3)	Organic — combination of same store and de novo.
(4)	Acquired — purchased location that has been in service with the Company for 12 months or less.

Total organic home-based revenue for the three months ended March 31, 2012 decreased 2.4% compared to the three months ended March 31, 2011, while organic Medicare revenue decreased 5.2%. The primary cause for the decrease in organic revenue in the home-based segment was the decrease in census and episodes.

Although new admissions and new Medicare admissions increased in the first quarter of 2012 compared to last year, they occurred later in the quarter. As a result, average home health patient census for the three months ended March 31, 2012 was 5.4% lower than the March quarter last year, which resulted in lower revenue in the segment.

Total home health admissions increased 5.7% to 27,696 during the current period, compared to 26,194 for the same period in 2011.

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

Cost of service revenue

The following table summarizes home-based services cost of service revenue (amounts in thousands):

	Three Months Ended March 31,
	2012			2011
Salaries, wages and benefits	$68,660	49.2	%(1)	$67,029	47.3	%(1)
Transportation	5,909	4.2%		5,480	3.9%
Supplies and services	4,492	3.2%		4,580	3.2%

	$79,061	56.6%		$77,089	54.4%

(1)	Percentage of home-based net service revenue

Salaries, wages and benefits increased during the three months ended March 31, 2012 compared to the same period last year. The increase was primarily due to an increase in employee positions, an increase in incentives related to productivity and an increase in related payroll tax benefits. Transportation increased during the three months ended March 31, 2012 compared to the same period last year due to the increase in mileage reimbursement rates.

General and administrative expenses

General and administrative expenses decreased during the three months ended March 31, 2012 compared to the same period last year. The decrease was primarily due to elimination of salaries and benefits, consulting, travel and hotel costs incurred last year related to the conversion of our point of care platform. We accelerated this transition in order to replace the legacy billing systems which remained from previous acquisitions. The accelerated transition was completed in the first quarter last year. In addition, there were fewer acquisitions and lower acquisition related costs in the March 2012 quarter. Finally, cost reduction initiatives begun last year reduced personnel costs and other corporate costs in the March 2012 quarter compared to last year.

Facility-based Services Segment Operating Results

The following table summarizes our facility-based results of operations for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	2012			2011			Increase (Decrease)	Percentage Change
Net service revenue	$19,166			$19,982			(816)	(4.1%)
Cost of service revenue	10,798	56.3	%(1)	11,867	59.4	%(1)	(1,069)	(9.0%)
General and administrative expenses	5,656	29.5	%(1)	4,977	24.9	%(1)	679	13.6%
Provision for bad debt	138	0.7	%(1)	154	0.8	%(1)	(16)	(10.4%)

Operating income	$2,574			$2,984

(1)	Percentage of facility-based net service revenue

Net service revenue decreased during the three months ended March 31, 2012 compared to the same period last year. The decrease was primarily due to a reduction in pharmacy revenue related to a third party contract.

Cost of service revenue

The following table summarizes facility-based services cost of service revenue (amounts in thousands):

	Three Months Ended March 31,
	2012			2011
Salaries, wages and benefits	$6,879	35.9	%(1)	$6,782	33.9	%(1)
Transportation	55	0.3%		37	0.2%
Supplies and services	3,864	20.1%		5,048	25.3%

	$10,798	56.3%		$11,867	59.4%

(1)	Percentage of facility-based net service revenue

Salaries, wages and benefits increased during the three months ended March 31, 2012 compared to the same period last year. This increase was primarily due to an increase in contract labor. In addition, net service revenue was reduced by the loss of a third party contract causing cost of service revenue as a percentage of net service revenue to increase.

Supplies and services decreased during the three months ended March 31, 2012 compared to the same period last year. This decrease was primarily due to the decrease in pharmaceutical supplies related to patient care.

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

The following table summarizes changes in cash (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Cash provided by operating activities	$25,585	$18,337
Cash (used in) investing activities	(2,860)	(14,385)
Cash (used in) financing activities	(22,640)	(3,852)

Change in cash	85	100
Cash and cash equivalents at beginning of period	256	288

Cash and cash equivalents at end of period	$341	$388

During the first quarter of 2012, we recovered federal income tax payments and utilized tax operating losses to provide $17.5 million cash from operations. This was offset in part by changes in other current assets and liabilities.

Cash used in investing activities in the first quarter of 2012 was lower than last year due to lower acquisition activity. Additionally, in the first quarter last year we paid approximately $3.0 million related to software conversion of our general ledger, purchasing and payable and point of care initiatives.

Cash used in financing activities was primarily the net repayment of our line of credit.

Accounts Receivable and Allowance for Uncollectible Accounts

At March 31, 2012, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 11.1%, or $11.5 million, compared to 10.5% or $10.7 million at December 31, 2011. Days sales outstanding as of March 31, 2012 and December 31, 2011 were each 53 days. Our calculation of days sales outstanding is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts) at March 31, 2012 and December 31, 2011 by our average daily net patient revenues for the three month periods ended March 31, 2012 and December 31, 2011, respectively.

The following table sets forth as of March 31, 2012, the aging of accounts receivable (based on the end of episode date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable (amounts in thousands):

	0-90	91-180	181-365	Over 365	Total
Payor
Medicare	$47,485	$9,896	$5,020	$1,125	$63,526
Medicaid	2,756	981	588	229	4,554
Other	21,046	7,113	5,516	1,679	35,354

Total	$71,287	$17,990	$11,124	$3,033	$103,434

Allowance as a percentage of receivables	3.4%	7.5%	24.1%	100.0%	11.1%

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

The following table sets forth as of December 31, 2011, the aging of accounts receivable (based on the end of episode date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$48,656	$10,358	$6,732	$1,110	$66,856
Medicaid	2,609	770	642	160	4,181
Other	18,346	5,425	5,860	1,240	30,871

Total	$69,611	$16,553	$13,234	$2,510	$101,908

Allowance as a percentage of receivables	3.7%	9.9%	30.0%	98.8%	10.5%

Indebtedness

As of March 31, 2012 we had $14.2 million drawn and a letter of credit totaling $5.7 million outstanding and $55.1 million available under our line of credit. At December 31, 2011, $34.8 million was drawn and a letter of credit totaling $3.8 million was outstanding on the line of credit.

Our Credit Facility with Capital One, National Association provides for a maximum aggregate principal borrowing of $75 million. The Credit Facility, which is scheduled to expire on October 12, 2013, is unsecured and has a letter of credit sublimit of $7.5 million. The commitment fee is 0.50% of the total availability. An additional fee of 0.375% is charged for any unused amounts. The interest rate for the borrowings under the Credit Agreement, at the election of us, shall be either at the Base Rate (as defined in the Credit Agreement) as a function of the prime rate or the Eurodollar Rate (as defined in the Credit Agreement). Borrowings accruing interest under the Credit Agreement at either the Base Rate or the Eurodollar Rate are subject to the applicable margins set forth below:

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

At March 31, 2012, we believe the Company was in compliance with all covenants.

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

Hospice Services. We are paid by Medicare under a per diem payment system. We receive one of four predetermined daily or hourly rates based upon the level of care we furnished. We record net service revenue less provision for bad debts from hospice services based on the daily or hourly rate and recognize revenue as these hospice services are provided.

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

The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent 61.4% and 65.6% of our patient accounts receivable at March 31, 2012 and December 31, 2011, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

Malpractice, employment practices and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through March 31, 2012 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $500,000 per claim.

We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2012, we had cash of $341,000. The FDIC reinstated coverage on all non interest bearing checking accounts through December 31, 2012. All non interest bearing accounts are fully insured, regardless of the balance of the account.

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Facility. The Credit Facility is a revolving credit facility and, as such, we borrow, repay and re-borrow amounts as needed, changing the average daily balance outstanding under the facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the Credit Facility would have increased interest expense $49,000 for the three months ended March 31, 2012.

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

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective disclosure controls and procedures at the reasonable assurance level as of March 31, 2012.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the period ending March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For a discussion of legal proceedings, see Item 1, “Notes to Condensed Consolidated Financial Statements—Note 7—Commitments and Contingencies” of this Form 10-Q.

ITEM 1A.	RISK FACTORS.

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2010, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). The Company anticipates that it will finance the Stock Repurchase Program with cash from general corporate funds, or draws under the Company’s Credit Facility. The Company may repurchase shares of common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations. During the three months ended March 31, 2012, no amounts have been repurchased. The remaining dollar value of shares authorized to be purchased under the share repurchase program is $49.4 million at March 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.1 to the Form 8-K on January 4, 2008).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

LHC GROUP, INC.

Date: May 10, 2012	/s/ Peter J. Roman
Peter J. Roman
Executive Vice President and Chief Financial Officer (Principal financial officer)