Form 10-Q
period 2012-06-30
LHC Group, Inc
filed 2012-08-09
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, par value $0.01, outstanding as of August 2, 2012: 18,264,503 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$385	$256
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $10,909 and $10,692, respectively	90,506	91,183
Other receivables	1,218	1,636
Amounts due from governmental entities	190	315

Total receivables, net	91,914	93,134
Deferred income taxes	7,506	7,269
Prepaid income taxes	15,551	26,667
Prepaid expenses	6,550	6,576
Other current assets	2,905	4,363

Total current assets	124,811	138,265
Property, building and equipment, net of accumulated depreciation of $30,895 and $28,073, respectively	27,909	28,182
Goodwill	164,731	164,731
Intangible assets, net of accumulated amortization of $2,712 and $2,325, respectively	60,702	59,389
Other assets	5,203	5,809

Total assets	$383,356	$396,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$20,569	$23,119
Salaries, wages, and benefits payable	29,261	25,571
Self insurance payable	4,888	5,612
Amounts due to governmental entities	3,241	3,234

Total current liabilities	57,959	57,536
Deferred income taxes	24,563	22,523
Income tax payable	3,415	3,415
Revolving credit facility	8,309	34,820

Total liabilities	94,246	118,294
Noncontrolling interest — redeemable	11,033	11,348
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 21,534,814 and 21,374,264 shares issued and 18,191,813 and 18,298,659 shares outstanding, respectively	184	183
Treasury stock — 3,343,001 and 3,075,605 shares at cost, respectively	(10,779)	(6,216)
Additional paid-in capital	98,483	95,964
Retained earnings	187,456	173,752

Total LHC Group, Inc. stockholders’ equity	275,344	263,683
Noncontrolling interest — non-redeemable	2,733	3,051

Total equity	278,077	266,734

Total liabilities and equity	$383,356	$396,376

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net service revenue	$158,055	$161,015	$316,816	$322,798
Cost of service revenue	92,218	86,216	182,077	175,172

Gross margin	65,837	74,799	134,739	147,626
Provision for bad debts	2,647	3,143	5,408	5,704
General and administrative expenses	50,967	52,154	101,849	107,195

Operating income	12,223	19,502	27,482	34,727
Interest expense	(208)	(195)	(567)	(290)
Non-operating income (loss)	(51)	4	14	177

Income before income taxes and noncontrolling interest	11,964	19,311	26,929	34,614
Income tax expense	4,092	6,549	9,318	11,710

Net income	7,872	12,762	17,611	22,904
Less net income attributable to noncontrolling interests	1,909	2,974	3,907	5,422

Net income available to LHC Group, Inc.’s common stockholders	$5,963	$9,788	$13,704	$17,482

Earnings per share — basic:
Net income available to LHC Group, Inc.’s common stockholders	$0.32	$0.54	$0.75	$0.96

Earnings per share — diluted:
Net income available to LHC Group, Inc.’s common stockholders	$0.32	$0.53	$0.74	$0.95

Weighted average shares outstanding:
Basic	18,385,783	18,278,479	18,357,362	18,247,238
Diluted	18,423,258	18,346,441	18,396,453	18,338,605

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands except share data)

(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Non-controlling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2011	$183	21,374,264	$(6,216)	(3,075,605)	$95,964	$173,752	$3,051	$266,734
Net income	—	—	—	—	—	13,704	296	14, 000 (1)
Sale of noncontrolling interest	—	—	—	—	80	—	—	80
Purchase of additional controlling interest	—	—	—	—	(38)	—	—	(38)
Noncontrolling interest distributions	—	—	—	—	—	—	(614)	(614)
Nonvested stock compensation	—	—	—	—	2,387	—	—	2,387
Issuance of vested stock	—	132,676	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(562)	(30,435)	—	—	—	(562)
Repurchase of common stock	—	—	(4,001)	(236,961)	—	—	—	(4,001)
Excess tax benefits — vesting nonvested stock	—	—	—	—	(316)	—	—	(316)
Issuance of common stock under Employee Stock Purchase Plan	1	27,874	—	—	406	—	—	407

Balances at June 30, 2012	$184	21,534,814	$(10,779)	(3,343,001)	$98,483	$187,456	$2,733	$278,077

(1)	Net income excludes net income attributable to noncontrolling interest-redeemable of $3.6 million during the six months ending June 30, 2012. Noncontrolling interest-redeemable is reflected outside of permanent equity on the consolidated balance sheets. See Note 8 of the Condensed Consolidated Financial Statements.

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$17,611	$22,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,836	3,939
Provision for bad debts	5,408	5,704
Stock-based compensation expense	2,387	1,960
Deferred income taxes	1,803	3,375
Loss on sale of assets	113	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(4,875)	(4,254)
Prepaid expenses and other assets	2,090	5,984
Prepaid income taxes	10,802	(3,899)
Accounts payable and accrued expenses	416	(1,950)
Net amounts due to/from governmental entities	132	—

Net cash provided by operating activities	39,723	33,763

Investing activities
Purchases of property, building and equipment	(3,314)	(5,761)
Proceeds from sale of assets	23	—
Cash paid for acquisitions, primarily goodwill, intangible assets and advance payments on acquisition	(1,700)	(11,770)

Net cash used in investing activities	(4,991)	(17,531)

Financing activities
Proceeds from line of credit	66,446	49,187
Payments on line of credit	(92,957)	(49,187)
Payments on capital leases	—	(14)
Excess tax benefits from vesting of restricted stock	—	318
Proceeds from employee stock purchase plan	407	426
Noncontrolling interest distributions	(4,452)	(6,645)
Payments on repurchase of common stock	(4,001)	(577)
Purchase of additional controlling interest	(126)	(816)
Sale of noncontrolling interest	80	—

Net cash used in financing activities	(34,603)	(7,308)

Change in cash	129	8,924
Cash at beginning of period	256	288

Cash at end of period	$385	$9,212

Supplemental disclosures of cash flow information
Interest paid	$567	$290

Income taxes paid	$8,203	$11,956

Note: Supplemental cash flow information is provided in Note 12 of the Condensed Consolidated Financial Statements.

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals (“LTACHs”). As of June 30, 2012, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Alabama, Arkansas, Georgia, Florida, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington and West Virginia.

Unaudited Interim Financial Information

The condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, and the related condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011, condensed consolidated statement of changes in equity for the six months ended June 30, 2012, condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 and related notes (collectively, these statements are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Equity joint ventures	48.2%	49.8%	48.5%	50.3%
Wholly-owned subsidiaries	49.0%	47.4%	48.4%	46.5%
License leasing arrangements	1.9%	2.3%	2.2%	2.3%
Management services	0 .9%	0.5%	0.9%	0.9%

	100.0%	100.0%	100.0%	100.0%

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

Equity Joint Ventures

The Company’s joint ventures are structured as limited liability companies in which the Company typically owns a majority equity interest ranging from 51% to 90%. The members of the Company’s equity joint ventures participate in profits and losses in proportion to their equity interests. The Company consolidates these entities as the Company has voting control over the entities.

License Leasing Arrangements

The Company, through wholly-owned subsidiaries, leases home health licenses necessary to operate certain of its home nursing agencies. As with its wholly-owned subsidiaries, the Company owns 100% of the equity of these entities and consolidates them based on such ownership.

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

The following table sets forth the percentage of net service revenue earned by category of payor for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Payor:
Medicare	77.8%	79.8%	78.1%	79.7%
Medicaid	1.9%	2.4%	2.0%	2.4%
Other	20.3%	17.8%	19.9%	17.9%

	100.0%	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Home-based services	88.6%	88.2%	88.3%	87.9%
Facility-based services	11.4%	11.8%	11.7%	12.1%

	100.0%	100.0%	100.0%	100.0%

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

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. We believe the credit risk associated with our Medicare accounts, which represent 63.5% and 65.6% of our patient accounts receivable at June 30, 2012 and December 31, 2011, respectively, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

Our Medicare population is paid at a prospectively set amount that can be determined at the time services are rendered. Our Medicaid reimbursement is based on a predetermined fee schedule applied to each individual service we provide. Our managed care contracts and contracts with other payors are structured similar to either the Medicare or Medicaid payment methodologies. Because of our payor mix, we are able to calculate our actual amount due at the patient level and adjust the gross charges down to the actual amount at the time of billing. This negates the need to record an estimated contractual allowance when reporting net service revenue for each reporting period.

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

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average number of shares outstanding for basic per share calculation	18,385,783	18,278,479	18,357,362	18,247,238
Effect of dilutive potential shares:
Options	1,867	4,960	1,781	5,097
Nonvested stock	35,608	63,002	37,310	86,270

Adjusted weighted average shares for diluted per share calculation	18,423,258	18,346,441	18,396,453	18,338,605

Anti-dilutive shares	342,949	229,190	373,288	147,355

3. Goodwill and Intangibles

The following table summarizes the changes in intangible assets during the six months ended June 30, 2012 (amounts in thousands):

	Trade Names	Certificate of Need/ License	Other Intangibles	Total
Balance at December 31, 2011	$49,840	$8,502	$1,047	$59,389
Additions	—	1,616	84	1,700
Amortization	—	—	(387)	(387)

Balance at June 30, 2012	$49,840	$10,118	$744	$60,702

Other intangible assets of $59.2 million, net of accumulated amortization, related to the home-based services segment and $1.5 million related to the facility-based services segment as of June 30, 2012.

During the six month period ended June 30, 2012, the Company entered into an asset acquisition for $1.7 million, primarily paid in cash. This asset acquisition was allocated among certificate of need and noncompete agreement in the home-based services segment. The certificate of need has an indefinite useful live and will not be subject to amortization. The noncompete agreement will be amortized over the life of the agreement, which is three years. The fair value of the acquired intangible assets is preliminary pending the final valuations of those assets.

4. Credit Facility

As of June 30, 2012 the Company had $8.3 million drawn and a letter of credit totaling $5.7 million outstanding under the Credit Facility. The interest rate for borrowings under the Credit Facility is a function of the prime rate (base rate) or Eurodollar rate, as elected by the Company, plus the applicable margin based on the Leverage Ratio, as defined in the agreement. The interest rate at June 30, 2012 was 4.25%.

5. Income Taxes

As of June 30, 2012, $3.4 million was recorded in income tax payable as an unrecognized tax benefit which if recognized would decrease our effective tax rate. All of our unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011.

6. Stockholder’s Equity

Equity Based Awards

At the 2010 Annual Meeting, the stockholders of the Company approved the Company’s 2010 Long Term Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. A total of 1,500,000 shares of the Company’s common stock is reserved and available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the board of directors. The Compensation Committee will determine the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of our common stock as of the date of grant.

Share Based Compensation

Nonvested Stock

During the six months ended June 30, 2012, our independent directors were granted 26,100 nonvested shares of stock under the 2005 Director Compensation Plan. The shares were drawn from the 1,500,000 shares reserved and available for issuance under our 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the six months ended June 30, 2012, employees were granted 174,640 nonvested shares pursuant to the 2010 Incentive Plan. The shares generally vest over a five year period, conditioned on continued employment for the full incentive period. The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair value of nonvested shares granted during the six months ended June 30, 2012 was $19.11.

The following table represents the nonvested stock activity for the six months ended June 30, 2012:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding at December 31, 2011	494,995	$24.17
Granted	200,740	$19.11
Vested	(132,676)	$24.61
Forfeited	(53,690)	$24.27

Nonvested shares outstanding at June 30, 2012	509,369	$22.57

As of June 30, 2012, there was $9.8 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 3.3 years. The total fair value of shares vested during the six months ended June 30, 2012 and 2011 was $3.3 million and $3.2 million, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested, and over the vesting term on a straight line basis for shares that vest over time. The Company recorded $2.4 million and $2.0 million of compensation expense related to nonvested stock grants in the six months ended June 30, 2012 and 2011, respectively.

Employee Stock Purchase Plan

In 2006, the Company adopted the Employee Stock Purchase Plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There were 250,000 shares initially reserved for the plan. The table below details the shares issued during 2012.

	Number of Shares	Per share price
Shares available as of December 31, 2011	111,432
Shares issued during three months ended March 31, 2012	15,556	$12.19
Shares issued during three months ended June 30, 2012	12,318	$17.60

Shares available as of June 30, 2012	83,558

Stock Options

As of June 30, 2012, 15,000 options were issued and exercisable. During the six months ended June 30, 2012, no options were exercised or forfeited and no options were granted.

Treasury Stock

In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the six months ended June 30, 2012, the Company redeemed 30,435 shares of common stock valued at $562,000, related to these tax obligations.

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

The Company uses the cost method to account for the repurchase of common stock and the average cost method to account for reissuance of treasury shares. During the six months ended June 30, 2012, the Company repurchased 236,961 shares of common stock at an aggregate cost of $4.0 million, or an average cost per share of $16.88, excluding commissions. The remaining dollar value of shares authorized to be purchased under the share repurchase program is $45.4 million at June 30, 2012.

Sale of Membership Interest in Company’s Subsidiary

During the six months ended June 30, 2012, the Company sold membership interests in one of its wholly owned subsidiaries. The total sales price was $80,000 for the sale of 40% membership interests and was accounted for as an equity transaction, resulting in the Company increasing additional paid in capital by $80,000.

Purchase of Membership Interest in Company’s Subsidiary

During the six months ended June 30, 2012, the Company purchased membership interests in two of its joint ventures. The total purchase price for the additional ownership from these equity transactions was $126,000, resulting in the Company reducing noncontrolling interest-redeemable by $88,000 and additional paid in capital by $38,000.

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

On October 17, 2011, the Company received a subpoena from the Department of Health and Human Services Office of Inspector General (the “OIG”). The subpoena requests documents related to our agencies in Oregon, Washington and Idaho. The Company will produce the requested documents and will cooperate with the OIG’s review in this matter. The Company cannot predict the outcome or effect of this review, if any, on the Company’s business.

On June 13, 2012, a putative shareholder securities class action was filed against the Company and its Chairman/CEO in the United States District Court for the Western District of Louisiana, styled City of Omaha Police & Fire Retirement System v. LHC Group, Inc., et al., Case No. 6:12-cv-01609-RFD-CMH. The action was filed on behalf of LHC shareholders who purchased shares between July 30, 2008 and October 26, 2011. Plaintiff generally alleges that the defendants caused false and misleading statements to be issued in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and that the Company’s Chairman/CEO is a control person under Section 20(a) of the Exchange Act. The Company believes these claims are without merit and intends to defend this lawsuit vigorously. The Company cannot predict the outcome or effect of this lawsuit, if any, on the Company’s business.

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

The following table summarizes the activity of noncontrolling interest-redeemable for the six months ended June 30, 2012 (amounts in thousands):

Balance as of December 31, 2011	$11,348
Net income attributable to noncontrolling interest-redeemable	3,611
Noncontrolling interest-redeemable distributions	(3,838)
Purchase of additional controlling interest	(88)

Balance at June 30, 2012	$11,033

9. Allowance for Uncollectible Accounts

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

	Beginning of Year Balance	Additions and Expenses	Deductions	End of Period Balance
At June 30, 2012	$10,692	$5,408	$(5,191)	$10,909

10. Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values. For the period ended June 30, 2012, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximate current rates.

11. Segment Information

The Company’s segments consist of home-based services and facility-based services. Home-based services include home nursing services and hospice services. Facility-based services include long-term acute care services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following tables summarize our segment information for the three and six months ending June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended June 30, 2012
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$139,996	$18,059	$158,055
Cost of service revenue	80,707	11,511	92,218
Provision for bad debts	2,334	313	2,647
General and administrative expenses	45,566	5,401	50,967

Operating income	11,389	834	12,223

Interest expense	(187)	(21)	(208)
Non-operating income (loss)	(50)	(1)	(51)

Income before income taxes and noncontrolling interest	11,152	812	11,964
Income tax expense	3,697	395	4,092

Net income	7,455	417	7,872
Noncontrolling interest	1,826	83	1,909

Net income available to LHC Group, Inc.’s common stockholders	$5,629	$334	$5,963

Total assets	$348,788	$34,568	$383,356

	Three Months Ended June 30, 2011
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$141,984	$19,031	$161,015
Cost of service revenue	74,733	11,483	86,216
Provision for bad debts	2,998	145	3,143
General and administrative expenses	47,456	4,698	52,154

Operating income	16,797	2,705	19,502

Interest expense	(175)	(20)	(195)
Non-operating income (loss)	(9)	13	4

Income before income taxes and noncontrolling interest	16,613	2,698	19,311
Income tax expense	5,917	632	6,549

Net income	10,696	2,066	12,762
Noncontrolling interest	2,687	287	2,974

Net income available to LHC Group, Inc.’s common stockholders	$8,009	$1,779	$9,788

Total assets	$342,608	$35,118	$377,726

	Six Months Ended June 30, 2012
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$279,591	$37,225	$316,816
Cost of service revenue	159,768	22,309	182,077
Provision for bad debts	4,957	451	5,408
General and administrative expenses	90,792	11,057	101,849

Operating income	24,074	3,408	27,482

Interest expense	(510)	(57)	(567)
Non-operating income	3	11	14

Income before income taxes and noncontrolling interest	23,567	3,362	26,929
Income tax expense	8,428	890	9,318

Net income	15,139	2,472	17,611
Noncontrolling interest	3,518	389	3,907

Net income available to LHC Group, Inc.’s common stockholders	$11,621	$2,083	$13,704

Total assets	$348,788	$34,568	$383,356

	Six Months Ended June 30, 2011
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$283,785	$39,013	$322,798
Cost of service revenue	151,823	23,349	175,172
Provision for bad debts	5,406	298	5,704
General and administrative expenses	97,520	9,675	107,195

Operating income	29,036	5,691	34,727

Interest expense	(261)	(29)	(290)
Non-operating income	142	35	177

Income before income taxes and noncontrolling interest	28,917	5,697	34,614
Income tax expense	10,594	1,116	11,710

Net income	18,323	4,581	22,904
Noncontrolling interest	4,782	640	5,422

Net Income available to LHC Group, Inc.’s common stockholders	$13,541	$3,941	$17,482

Total assets	$342,608	$35,118	$377,726

12. Supplemental Cash Flow Information

Supplemental disclosures of the company’s non-cash transactions are as follows:

In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the six months ended June 30, 2012, the Company redeemed $562,000 of treasury shares for tax payments on stock vestings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after June 30, 2012;

•	our critical accounting policies;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	the impact of legal proceedings;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.

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

OVERVIEW

We provide post-acute health care services by providing quality cost-effective health care services to our patients. As of June 30, 2012, we had 296 service providers in 19 states: Alabama, Arkansas, Georgia, Florida, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington and West Virginia. Our services are classified into two segments: (1) home-based services offered through our home nursing agencies and hospices; and (2) facility-based services offered through our long-term acute care hospitals (“LTACHs”).

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of June 30, 2012, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	244
Hospice	32
Private Duty	4
Specialty Services	3
Management Companies	2

285

Of our 285 home-based services locations, 153 are wholly-owned by us, 123 are majority-owned by us through joint ventures, 7 are license lease arrangements and we manage the operations of the remaining two locations. We intend to increase the number of home nursing agencies and hospice locations that we operate through continued acquisitions and development.

We provide facility-based services through our LTACHs. As of June 30, 2012, we owned and operated nine LTACH locations, of which all but one are located within host hospitals. We also owned and operated a health club and a pharmacy. Of these 11 facility-based services locations, six are wholly-owned by us and five are majority-owned through joint ventures.

The percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Home-based services	88.6%	88.2%	88.3%	87.9%
Facility-based services	11.4%	11.8%	11.7%	12.1%

	100.0%	100.0%	100.0%	100.0%

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

On July 6, 2012, CMS issued the proposed rule regarding payment rates for home health services in CY 2013. In the CY 2013 issue, CMS is proposing:

* Increasing the base payment rate by 0.2% to $2,141.95 in 2013 as compared to $2,138.52 in 2012. The increase is made up of a market basket increase of 2.5% less a reduction of 1% to the market basket as defined by the Affordable Care Act and less a 1.3% case mix adjustment carried over from 2012.

* Rebasing of the wage index and increasing the labor related portion of the base payment rate from 77.082% to 78.535% which decreases payments to the home health industry an aggregate of 0.3%.

*The 0.1% reduction to home health payments does not include any projection of the potential deficit reduction sequester approved earlier by Congress as it is unclear whether or not that reduction will take effect. If the sequester is imposed, it would become effective in January 2013 and would reduce payments by an additional 2%.

* Face to Face – CMS proposes to allow non-physician practitioners in an inpatient setting to perform the encounter and inform the certifying physician.

* Therapy—CMS also proposes to revise the regulation to state that in cases where multiple therapy disciplines are involved, if the required reassessment visit was missed for any one of the therapy disciplines for which therapy services were being provided, therapy coverage would cease only for that particular therapy discipline. Therefore, as long as the required therapy reassessments were completed timely for the remaining therapy disciplines, therapy services would continue to be covered for those therapy disciplines.

Finally, with respect to the therapy assessments timing, CMS proposes to revise the regulations to clarify that in cases where the patient is receiving more than one type of therapy, qualified therapists could complete their reassessment visits during the 11th, 12th, or 13th visit for the required 13th visit reassessment and the 17th, 18th, or 19th visit for the required 19th visit reassessment.

*Sanctions—CMS is proposing additional sanctions for enforcement of survey deficiencies that will include the following (these are not mutually exclusive, CMS can impose any or all of the following including termination)—each of these require a prior 15 day notice:

(a)	Civil money penalties

(b)	Suspension of payment for all new admissions and new payment episodes

(c)	Temporary management of the HHA

(d)	Directed plan of correction

(e)	Directed in-service training

The proposed rule is subject to the standard 60-day open comment period.

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

On July 24, 2012, CMS issued its final rule for hospice for FY 2013 which increases Medicare reimbursement payments by 0.9% over FY 2012 rates. The 0.9% increase consists of a 2.6% inflationary market basket update offset by a 0.6% reduction for the fourth year of CMS’ seven-year phase-out of its wage index budget neutrality adjustment factor, a 0.7% reduction for the productivity adjustment, a 0.3% reduction to the market basket as defined by the Affordable Care Act, and a 0.1% reduction related to the wage index changes. The 0.9% does not include any projection of the potential deficit reduction sequester approved earlier by Congress as it is unclear whether or not that reduction will take effect. If the sequester is imposed, it would become effective in January 2013 and would reduce payments by an additional 2%.

The final rule will also provide:

•	Clarification regarding diagnosis reporting on hospice claims:

CMS is concerned that hospices reporting a single diagnosis on claims are not providing an accurate description of the patients’ conditions, and believes that providers should code and report coexisting or additional diagnoses in order to more fully describe the Medicare patients they are treating.

•	Hospice payment reform update:

CMS indicates that it is moving forward with hospice payment reform efforts and will continue to investigate Medicare Payment Advisory Commission, Office of the Inspector General, and Government Accountability Office recommendations, as well as other payment options, as part of this comprehensive effort. CMS does not, however, provide an anticipated timeline for public release of information about proposals to alter the current hospice payment system.

The following table shows the hospice Medicare payment rates for Fiscal Year (“FY”) 2013, which will begin on October 1, 2012 and end September 30, 2013:

Description	Rate per patient day
Routine Home Care	$153.45
Continuous Home Care	$895.56
Full Rate = 24 hours of care $37.32 = hourly rate
Inpatient Respite Care	$158.72
General Inpatient Care	$682.59

Facility-based services.

LTACHs. On August 1, 2011, CMS released its rule for LTACH Medicare reimbursement for FY 2012, which spans from October 1, 2011 through September 30, 2012. In aggregate, payments for FY 2012 will increase 2.5% from FY 2011. Included in the final regulations is (1) a 2.9% market basket increase to the standard payment rate; (2) an aggregate reduction in the standard payment rate of 1.1% mandated by the Affordable Care Act; and (3) a reduction in the high cost outlier threshold per discharge from $18,785 in FY 2011 to $17,931 in FY 2012. The final rule would result in a 1.8% increase in average Medicare payments to LTACHs. Some of the other changes in the final rule include:

•	Three quality measures to begin reporting October 1, 2012 and will affect payment in FY 2014.

•	Clarification that the 25-day Average Length of Stay calculation includes both traditional Medicare Fee-For-Service and Medicare Advantage stays but this calculation will begin January 1, 2012.

On August 1, 2012 CMS released its final rule for LTACH Medicare reimbursement for FY 2013 which spans from October 1, 2012 through September 30, 2013. In aggregate, payments for FY 2013 will increase by 1.8 percent over FY 2012 rates. The 1.8% increase consists of a 2.6% inflationary market basket update offset by a 0.7% reduction for the productivity adjustment, a 0.1% reduction to the market basket as defined by the Affordable Care Act. LTACH payment rates will also be reduced by approximately 1.3 percent to 0.5 percent for the “one-time” budget neutrality adjustment for discharges on or after December 29, 2012. The 0.5% does not include any projection of the potential deficit reduction sequester approved earlier by Congress as it is unclear whether or not that reduction will take effect. If the sequester is imposed, it would become effective in January 2013 and would reduce payments by an additional 2%.

The FY 2013 rule also includes:

* A one-year extension of the existing moratorium on the “25 percent threshold” policy, pending results of an on-going research initiative to re-define the role of LTACHs in the Medicare program.

* A reduction to Medicare payments for very short stay cases in LTACHs to the Inpatient Prospective Payment System comparable per diem amount payment option for discharges occurring on or after December 29, 2012 and an increase to the high cost outlier payment.

RESULTS OF OPERATIONS

Three months ended June 30, 2012

Consolidated financial statements

The following table summarizes our consolidated results of operations for the three months ended June 30, 2012 and 2011 (amounts in thousands, except percentages which are percentages of consolidated net service revenue unless indicated otherwise):

	2012			2011			Increase (Decrease)	Percentage Change
Net service revenue	$158,055			$161,015			(2,960)	(1.8%)
Cost of service revenue	92,218	58.3%		86,216	53.5%		6,002	7.0%
General and administrative expenses	50,967	32.2%		52,154	32.4%		(1,187)	(2.3%)
Provision for bad debt	2,647	1.7%		3,143	2.0%		(496)	(15.8%)
Income tax expense	4,092	40.7	%(1)	6,549	40.1	%(1)	(2,457)	(37.5%)

Noncontrolling interest	1,909			2,974			(1,065)	—

Total non-operating income (loss)	(259)			(191)			(68)	—

Net income available to LHC Group, Inc.	$5,963			$9,788			(3,825)

(1)	Percentage of income from continuing operations attributable to LHC Group, Inc.

Home-based services segment operating results

The following table summarizes our home-based results of operations for the three months ended June 30, 2012 and 2011 (amounts in thousands, except percentages which are percentages of home-based net service revenue):

	2012		2011		Increase (Decrease)	Percentage Change
Net service revenue	$139,996		$141,984		(1,988)	(1.4%)
Cost of service revenue	80,707	57.6%	74,733	52.6%	5,974	8.0%
General and administrative expenses	45,566	32.5%	47,456	33.4%	(1,890)	(4.0%)
Provision for bad debt	2,334	1.7%	2,998	2.1%	(664)	(22.1%)

Operating income	$11,389		$16,797

Net service revenue

The following table sets forth as of June 30, 2012 home-based services revenue growth, admissions, census and episodes and the related change from the same period in 2011 (in thousands except census and episode data).

	2012	2011	Total Growth (Decrease) %
Revenue	$139,996	$141,984	(1.4)%
Medicare Revenue	$109,220	$114,758	(4.8)%
New Admissions	27,570	25,980	6.1%
New Medicare Admissions	18,807	18,437	2.0%
Average Census	33,983	34,867	(2.5)%
Average Medicare Census	25,759	27,046	(4.8)%
Episodes	42,480	44,541	(4.6)%

As of April 1, 2012, all agencies had been in service with the Company for greater than 12 months, therefore, meeting the qualifications of same store locations. As a result, for the three months ended June 30, 2012, the Company does not have any de novo or acquired revenue.

Total home-based revenue for the three months ended June 30, 2012 decreased 1.4% compared to the three months ended June 30, 2011, while Medicare revenue decreased 4.8%. The primary cause for the decrease in revenue in the home-based segment was the decrease in census offset by a slight increase in revenue per episode.

Average patient census for the three months ended June 30, 2012 was 2.5% lower than the June quarter last year. Although new admissions and new Medicare admissions increased in the second quarter of 2012 compared to last year, average daily census did not increase in the current quarter because of the timing of these new admissions.

Cost of service revenue

The following table summarizes home-based services cost of service revenue (amounts in thousands):

	Three Months Ended June 30,
	2012			2011
Salaries, wages and benefits	$69,666	49.8	%(1)	$64,395	45.4	%(1)
Transportation	6,343	4.5%		6,013	4.2%
Supplies and services	4,698	3.3%		4,325	3.0%

	$80,707	57.6%		$74,733	52.6%

(1)	Percentage of home-based net service revenue

Salaries, wages and benefits increased during the three months ended June 30, 2012 compared to the same period last year. The increase was primarily due to an increase in employee positions. Additionally, employee health insurance expense was higher due to increased claim expenditures.

General and administrative expenses

General and administrative expenses decreased during the three months ended June 30, 2012 compared to the same period last year due to cost reduction initiatives that began last year reducing personnel costs. Additionally, travel and related lodging costs were lower than last year as a result of the transition support costs of our conversion to point of care technology. Litigation support costs were higher last year during discussions with the United States government prior to our settlement on September 30, 2011.

Provision for bad debt

Provision for bad debt decreased during the three months ended June 30, 2012 compared to the same period last year. Beginning January 1, 2011, the period allowed to file Medicare claims was reduced to twelve months from the end of episode date. This change resulted in a greater number of claims being denied for timely filing requirements last year.

Facility-based services segment operating results

The following table summarizes our facility-based results of operations for the three months ended June 30, 2012 and 2011 (amounts in thousands, except percentages which are percentages of facility-based net service revenue):

	2012		2011		Increase (Decrease)	Percentage Change
Net service revenue	$18,059		$19,031		(972)	(5.1%)
Cost of service revenue	11,511	63.7%	11,483	60.3%	28	0.2%
General and administrative expenses	5,401	29.9%	4,698	24.7%	703	15.0%
Provision for bad debt	313	1.7%	145	0.8%	168	115.9%

Operating income	$834		$2,705

Facility-based services net service revenue decreased during the three months ended June 30, 2012 compared to the same period last year. This decrease was primarily due to a decrease in revenue per patient day caused by a decrease in case mix and a higher number of patient days provided in excess of a patient’s maximum benefit.

Cost of service revenue

The following table summarizes facility-based services cost of service revenue (amounts in thousands):

	Three Months Ended June 30,
	2012			2011
Salaries, wages and benefits	$7,067	39.1	%(1)	$6,572	34.5	%(1)
Transportation	60	0.3%		53	0.3%
Supplies and services	4,384	24.3%		4,858	25.5%

	$11,511	63.7%		$11,483	60.3%

(1)	Percentage of facility-based net service revenue

Salaries, wages and benefits increased during the three months ended June 30, 2012 compared to the same period last year. This increase was primarily due to an increase in staffing related to an increase in patient days including an increase in personnel related costs. Cost of service revenue as a percentage of net service revenue increased because net service revenue was reduced by the combination of a decrease in case mix and a higher number of patient days provided in excess of a patient’s maximum benefit.

Supplies and services decreased during the three months ended June 30, 2012 compared to the same period last year. This decrease was primarily due to the decrease in pharmaceutical supplies related to patient care.

Six months ended June 30, 2012

Consolidated financial statements

The following table summarizes our consolidated results of operations for the six months ended June 30, 2012 and 2011 (amounts in thousands, except percentages which are percentages of consolidated net service revenue unless indicated otherwise):

	2012			2011			Increase (Decrease)	Percentage Change
Net service revenue	$316,816			$322,798			(5,982)	(1.9%)
Cost of service revenue	182,077	57.5%		175,172	54.3%		6,905	3.9%
General and administrative expenses	101,849	32.1%		107,195	33.2%		(5,346)	(5.0%)
Provision for bad debt	5,408	1.7%		5,704	1.8%		(296)	(5.2%)
Income tax expense	9,318	40.5	%(1)	11,710	40.1	%(1)	(2,392)	(20.4%)
Noncontrolling interest	3,907			5,422			(1,515)	—
Total non-operating income (loss)	(553)			(113)			(440)	—

Net income available to LHC Group, Inc.	$13,704			$17,482			(3,778)

(1)	Percentage of income from continuing operations attributable to LHC Group, Inc.

Home-based services segment operating results

The following table summarizes our home-based results of operations for the six months ended June 30, 2012 and 2011 (amounts in thousands, except percentages which are percentages of home-based net service revenue):

	2012		2011		Increase (Decrease)	Percentage Change
Net service revenue	$279,591		$283,785		(4,194)	(1.5%)
Cost of service revenue	159,768	57.1%	151,823	53.5%	7,945	5.2%
General and administrative expenses	90,792	32.5%	97,520	34.4%	(6,728)	(6.9%)
Provision for bad debt	4,957	1.8%	5,406	1.9%	(449)	(8.3%)

Operating income	$24,074		$29,036

Net service revenue

The following table sets forth as of June 30, 2012 home-based services revenue growth, admissions, census and episodes and the related change from the same period in 2011 (in thousands except census and episode data).

	2012	2011	Total Growth (Decrease) %
Revenue	$279,591	$283,785	(1.5)%

Medicare Revenue	$218,783	$229,016	(4.5)%
New Admissions	56,375	53,093	6.2%
New Medicare Admissions	38,848	37,868	2.6%
Average Census	33,687	35,002	(3.8)%
Average Medicare Census	25,589	27,129	(5.7)%
Episodes	83,767	86,607	(3.3)%

As of April 1, 2012, all agencies had been in service with the Company for greater than 12 months, therefore, meeting the qualifications of same store locations. As a result, the Company does not have any de novo or acquired revenue.

Total home-based revenue for the six months ended June 30, 2012 decreased 1.5% compared to the six months ended June 30, 2011, while Medicare revenue decreased 4.5%. The primary cause for the decrease in revenue in the home-based segment was the decrease in census.

Average patient census for the six months ended June 30, 2012 was 3.8% lower than the same period last year. Although new admissions and new Medicare admissions increased in the six months ended June 30, 2012 compared to last year, average daily census did not increase in the current quarter because of the timing of those new admissions.

Cost of service revenue

The following table summarizes home-based services cost of service revenue (amounts in thousands):

	Six Months Ended June 30,
	2012			2011
Salaries, wages and benefits	$138,326	49.4	%(1)	$131,425	46.3	%(1)
Transportation	12,252	4.4%		11,493	4.1%
Supplies and services	9,190	3.3%		8,905	3.1%

	$159,768	57.1%		$151,823	53.5%

(1)	Percentage of home-based net service revenue

Salaries, wages and benefits increased during the six months ended June 30, 2012 compared to the same period last year. The increase was primarily due to an increase in employee positions. Additionally, employee health insurance expense was higher due to increased claim expenditures in the current period.

Transportation increased during the six months ended June 30, 2012 compared to the same period last year due to the increase in mileage reimbursement rates, which are adjusted to reflect changing gasoline prices per gallon.

General and administrative expenses

General and administrative expenses decreased during the six months ended June 30, 2012 compared to the same period last year. The decrease was primarily due to elimination of salaries and benefits, consulting, travel and hotel costs incurred last year related to the conversion of our point of care platform. We accelerated this transition in order to replace the legacy billing systems which remained from previous acquisitions. The accelerated transition was completed in the first quarter last year. In addition, there were fewer acquisitions and lower acquisition related costs than in the same period last year. Also, litigation support costs were higher last year during discussions with the United States government prior to our settlement on September 30, 2011. Finally, cost reduction initiatives begun last year reduced personnel costs and other corporate costs in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Provision for bad debt

Provision for bad debt decreased during the six months ended June 30, 2012 compared to the same period last year. Beginning January 1, 2011, the period allowed to file Medicare claims was reduced to twelve months from the end of episode date. This change resulted in a greater number of claims being denied for timely filing requirements last year.

Facility-based services segment operating results

The following table summarizes our facility-based results of operations for the six months ended June 30, 2012 and 2011 (amounts in thousands, except percentages which are percentages of facility-based net service revenue):

	2012		2011		Increase (Decrease)	Percentage Change
Net service revenue	$37,225		$39,013		(1,788)	(4.6%)

Cost of service revenue	22,309	59.9%	23,349	59.8%	(1,040)	(4.5%)
General and administrative expenses	11,057	29.7%	9,675	24.8%	1,382	14.3%
Provision for bad debt	451	1.2%	298	0.8%	153	51.3%

Operating income	$3,408		$5,691

Facility-based services net service revenue decreased during the six months ended June 30, 2012 compared to the same period last year. This decrease was primarily due to a reduction in pharmacy revenue related to the loss of a third party contract as well as a decrease in revenue per patient day caused by a decrease in case mix and a higher number of patient days provided in excess of a patient’s maximum benefit.

Cost of service revenue

The following table summarizes facility-based services cost of service revenue (amounts in thousands):

	Six Months Ended June 30,
	2012			2011
Salaries, wages and benefits	$13,946	37.4	%(1)	$13,354	34.2	%(1)
Transportation	115	0.3%		90	0.2%
Supplies and services	8,248	22.2%		9,905	25.4%

	$22,309	59.9%		$23,349	59.8%

(1)	Percentage of facility-based net service revenue

Salaries, wages and benefits increased during the six months ended June 30, 2012 compared to the same period last year. This increase was primarily due to an increase in contract labor, and an increase in staffing related to an increase in patient days including an increase in personnel related costs.

Supplies and services decreased during the six months ended June 30, 2012 compared to the same period last year. This decrease was primarily due to the decrease in pharmaceutical supplies related to patient care.

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

The following table summarizes changes in cash (amounts in thousands):

	Six Months Ended June 30,
	2012	2011
Cash provided by operating activities	$39,723	$33,763
Cash (used in) investing activities	(4,991)	(17,531)
Cash (used in) financing activities	(34,603)	(7,308)

Change in cash	129	8,924
Cash and cash equivalents at beginning of period	256	288

Cash and cash equivalents at end of period	$385	$9,212

During the six months ended June 30, 2012, we recovered income tax overpayments to provide $13.2 million cash from operations. This was offset in part by changes in other current assets and liabilities.

Cash used in investing activities in the six months ended June 30, 2012 was lower than last year due to lower acquisition activity. Additionally, in the first quarter last year we paid approximately $3.0 million related to software conversion and point of care initiatives.

Cash used in financing activities was primarily the net repayment of our line of credit and payments made under our Stock Repurchase Program, as more fully discussed in Item 1, “Notes to Condensed Consolidated Financial Statements—Note 6 – Stockholder’s Equity” of this Form 10-Q.

Accounts Receivable and Allowance for Uncollectible Accounts

At June 30, 2012, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 10.8%, or $10.9 million, compared to 10.5% or $10.7 million at December 31, 2011. Days sales outstanding as of June 30, 2012 and December 31, 2011 was 52 days and 53 days, respectively. Our calculation of days sales outstanding is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts) at June 30, 2012 and December 31, 2011 by our average daily net patient revenues for the three month periods ended June 30, 2012 and December 31, 2011, respectively.

The following table sets forth as of June 30, 2012, the aging of accounts receivable (based on the end of episode date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$46,695	$10,394	$6,282	$1,011	$64,382
Medicaid	2,346	944	686	271	4,247
Other	19,708	6,414	5,694	970	32,786

Total	$68,749	$17,752	$12,662	$2,252	$101,415

Allowance as a percentage of receivables	3.5%	9.8%	20.5%	100.0%	10.8%

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

Indebtedness

As of June 30, 2012 we had $8.3 million drawn and a letter of credit totaling $5.7 million outstanding and $61.0 million available under our line of credit. At December 31, 2011, $34.8 million was drawn and a letter of credit totaling $3.8 million was outstanding on the line of credit.

Our Credit Facility with Capital One, National Association provides for a maximum aggregate principal borrowing of $75 million. The Credit Facility, which is scheduled to expire on October 12, 2013, is unsecured and has a letter of credit sublimit of $7.5 million. The commitment fee is 0.50% of the total availability. An additional fee of 0.375% is charged for any unused amounts. The interest rate for the borrowings under the Credit Facility, at our election, shall be either at the Base Rate (as defined in the Credit Facility) as a function of the prime rate or the Eurodollar Rate (as defined in the Credit Agreement). Borrowings accruing interest under the Credit Facility at either the Base Rate or the Eurodollar Rate are subject to the applicable margins set forth below:

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

At June 30, 2012, we believe the Company was in compliance with all covenants.

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

Medicaid, managed care and other payors

Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided. Therefore, revenue is recognized for Medicaid services as the services are provided based on this fee schedule. Managed care and other payors reimburse us in a manner similar to either Medicare or Medicaid. Accordingly, we recognize revenue from managed care and other payors in the same manner as we recognize revenue from Medicare or Medicaid.

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

The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent 63.5% and 65.6% of our patient accounts receivable at June 30, 2012 and December 31, 2011, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

Malpractice, employment practices and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through June 30, 2012 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $500,000 per claim.

We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2012, we had cash of $385,000. The FDIC reinstated coverage on all non interest bearing checking accounts through December 31, 2012. All non interest bearing accounts are fully insured, regardless of the balance of the account.

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Facility. The Credit Facility is a revolving credit facility and, as such, we borrow, repay and re-borrow amounts as needed, changing the average daily balance outstanding under the facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the Credit Facility would have increased interest expense $43,000 for the three months ended June 30, 2012.

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

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective disclosure controls and procedures at the reasonable assurance level as of June 30, 2012.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the period ending June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company uses the cost method to account for the repurchase of common stock and the average cost method to account for reissuance of treasury shares. During the six months ended June 30, 2012, the Company repurchased 236,961 shares of common stock at an aggregate cost of $4.0 million, or an average cost per share of $16.88, excluding commissions. The remaining dollar value of shares authorized to be purchased under the share repurchase program is $45.4 million at June 30, 2012.

The following table summarizes the Company’s repurchase activity during the three months ended June 30, 2012:

Period	(a) Total number of shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	—	—	—	$49,423,000
May 1 — May 31	—	—	—	$49,423,000
June 1 — June 30	236,961	$16.88	236,961	$45,420,000
Total second quarter	236,961	$16.88	236,961	$45,420,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an exhibit to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to the Form 10-Q on May 9, 2008).

4.1	Specimen Stock Certificate of LHC’s Common Stock, par value $0.01 per share (previously filed as an exhibit to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

LHC GROUP, INC.

Date: August 9, 2012	/s/ Peter J. Roman
Peter J. Roman
Executive Vice President and Chief Financial Officer (Principal financial officer)