Form 10-Q
period 2012-09-30
LHC Group, Inc
filed 2012-11-09
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, par value $0.01, outstanding as of November 5, 2012: 17,596,338 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$276	$256
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $11,218 and $10,692, respectively	89,945	91,183
Other receivables	961	1,636
Amounts due from governmental entities	187	315

Total receivables, net	91,093	93,134
Deferred income taxes	8,630	7,269
Prepaid income taxes	12,365	26,667
Prepaid expenses	5,780	6,576
Other current assets	3,274	4,363

Total current assets	121,418	138,265
Property, building and equipment, net of accumulated depreciation of $32,610 and $28,073, respectively	29,374	28,182
Goodwill	168,984	164,731
Intangible assets, net of accumulated amortization of $2,848 and $2,325, respectively	62,275	59,389
Other assets	5,447	5,809

Total assets	$387,498	$396,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$17,780	$23,119
Salaries, wages, and benefits payable	24,971	25,571
Self insurance payable	4,954	5,612
Amounts due to governmental entities	3,241	3,234

Total current liabilities	50,946	57,536
Deferred income taxes	25,436	22,523
Income tax payable	3,415	3,415
Revolving credit facility	25,085	34,820

Total liabilities	104,882	118,294
Noncontrolling interest — redeemable	10,781	11,348
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 21,554,171 and 21,374,264 shares issued and 17,352,151 and 18,298,659 shares outstanding, respectively	216	183
Treasury stock — 4,202,020 and 3,075,605 shares at cost, respectively	(25,835)	(6,216)
Additional paid-in capital	99,615	95,964
Retained earnings	193,792	173,752

Total LHC Group, Inc. stockholders’ equity	267,788	263,683
Noncontrolling interest — non-redeemable	4,047	3,051

Total equity	271,835	266,734

Total liabilities and equity	$387,498	$396,376

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net service revenue	$158,926	$153,398	$475,742	$476,196
Cost of service revenue	91,234	87,815	273,311	262,987

Gross margin	67,692	65,583	202,431	213,209
Provision for bad debts	2,987	3,199	8,395	8,903
General and administrative expenses	52,464	52,656	154,313	159,851
Other intangibles impairment charge	650	—	650	—
Settlement with government agencies	—	65,000	—	65,000

Operating income (loss)	11,591	(55,272)	39,073	(20,545)
Interest expense	(405)	(217)	(972)	(507)
Non-operating income	94	1,396	108	1,573

Income (loss) before income taxes and noncontrolling interest	11,280	(54,093)	38,209	(19,479)
Income tax expense (benefit)	3,388	(18,130)	12,706	(6,420)

Net income (loss)	7,892	(35,963)	25,503	(13,059)
Less net income attributable to noncontrolling interests	1,556	1,997	5,463	7,419

Net income (loss) available to LHC Group, Inc.’s common stockholders	$6,336	$(37,960)	$20,040	$(20,478)

Earnings per share — basic:
Net income (loss) available to LHC Group, Inc.’s common stockholders	$0.36	$(2.08)	$1.11	$(1.12)

Earnings per share — diluted:
Net income (loss) available to LHC Group, Inc.’s common stockholders	$0.36	$(2.08)	$1.10	$(1.12)

Weighted average shares outstanding:
Basic	17,656,842	18,263,237	18,121,217	18,251,648
Diluted	17,726,819	18,263,237	18,160,489	18,251,648

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands except share data)

(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Non-controlling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2011	$183	21,374,264	$(6,216)	(3,075,605)	$95,964	$173,752	$3,051	$266,734
Net income	—	—	—	—	—	20,040	302	20,342 (1)
Reclassification of common stock at par value	32				(32)			—
Sale of noncontrolling interest	—	—	—	—	80	—	—	80
Purchase of additional controlling interest	—	—	—	—	(38)	—	—	(38)
Acquired noncontrolling interest	—	—	—	—	—	—	1,636	1,636
Noncontrolling interest distributions	—	—	—	—	—	—	(942)	(942)
Nonvested stock compensation	—	—	—	—	3,398	—	—	3,398
Issuance of vested stock	—	140,817	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(602)	(32,756)	—	—	—	(602)
Repurchase of common stock	—	—	(19,017)	(1,093,659)	—	—	—	(19,017)
Excess tax benefits — vesting nonvested stock	—	—	—	—	(343)	—	—	(343)
Issuance of common stock under Employee Stock Purchase Plan	1	39,090	—	—	586	—	—	587

Balances at September 30, 2012	$216	21,554,171	$(25,835)	(4,202,020)	$99,615	$193,792	$4,047	$271,835

(1)	Net income excludes net income attributable to noncontrolling interest-redeemable of $5.2 million during the nine months ending September 30, 2012. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income (loss)	$25,503	$(13,059)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,801	5,719
Provision for bad debts	8,395	8,903
Stock-based compensation expense	3,398	3,041
Deferred income taxes	1,552	2,834
(Gain) loss on sale of assets	100	—
Other intangibles impairment charge	650	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(7,084)	(5,871)
Prepaid expenses and other assets	2,247	6,762
Prepaid income taxes	13,960	(21,569)
Accounts payable and accrued expenses	(6,597)	(2,627)
Net amounts due to/from governmental entities	135	217

Net cash provided by (used in) operating activities	48,060	(15,650)

Investing activities
Purchases of property, building and equipment	(6,508)	(6,058)
Proceeds from sale of assets	25	—
Cash paid for acquisitions, primarily goodwill and intangible assets	(6,764)	(11,745)

Net cash (used in) investing activities	(13,247)	(17,803)

Financing activities
Proceeds from line of credit	173,562	103,187
Payments on line of credit	(183,297)	(49,187)
Payments on capital leases	—	(14)
Excess tax benefits from vesting of restricted stock	—	319
Proceeds from employee stock purchase plan	587	648
Noncontrolling interest distributions	(6,582)	(9,537)
Payments on repurchase of common stock	(19,017)	(577)
Purchase of additional controlling interest	(126)	(816)
Sale of noncontrolling interest	80	276

Net cash provided by (used in) financing activities	(34,793)	44,299

Change in cash	20	10,846
Cash at beginning of period	256	288

Cash at end of period	$276	$11,134

Supplemental disclosures of cash flow information
Interest paid	$972	$507

Income taxes paid	$8,644	$12,335

Note: Supplemental cash flow information is provided in Note 13 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals (“LTACHs”). As of September 30, 2012, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Alabama, Arkansas, Georgia, Florida, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington and West Virginia.

Unaudited Interim Financial Information

The condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, condensed consolidated statement of changes in equity for the nine months ended September 30, 2012, condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 and related notes (collectively, these financial statements and the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Equity joint ventures	49.1%	47.6%	48.7%	46.9%
Wholly-owned subsidiaries	48.1%	49.0%	48.5%	49.8%
License leasing arrangements	1.9%	2.4%	1.9%	2.3%
Management services	0.9%	1.0%	0.9%	1.0%

	100.0%	100.0%	100.0%	100.0%

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

The following describes the Company’s consolidation policy with respect to its various ventures excluding wholly-owned subsidiaries:

Equity Joint Ventures

The Company’s joint ventures are structured in which the Company typically owns a majority equity interest ranging from 51% to 90%. The members of the Company’s equity joint ventures participate in profits and losses in proportion to their equity interests. The Company consolidates these entities as the Company has voting control over the entities.

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

The following table sets forth the percentage of net service revenue earned by category of payor for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Payor:
Medicare	77.2%	79.4%	77.9%	79.7%
Medicaid	1.7%	2.4%	1.9%	2.3%
Other	21.1%	18.2%	20.2%	18.0%

	100.0%	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Home-based services	88.3%	88.0%	88.3%	87.9%
Facility-based services	11.7%	12.0%	11.7%	12.1%

	100.0%	100.0%	100.0%	100.0%

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

Final payments from Medicare may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required in the population base. In calculating net service revenue, management estimates the impact of these payment adjustments based on historical experience and records this estimate as the services are rendered using the expected level of services that will be provided and the schedule of those services or a historical average of prior adjustments.

Hospice Services. The Company is paid by Medicare under a per diem payment system. The Company receives one of four predetermined daily or hourly rates based upon the level of care the Company furnished. The Company records net service revenue from hospice services based on the daily or hourly rate and recognizes revenue as hospice services are provided.

Hospice payments are also subject to an inpatient cap and an overall payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors its limits on a program-by-program basis. The Company has not received notification that any of its hospices have exceeded the cap on inpatient care services or overall payments during calendar year 2011 or 2012 to date.

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

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. The Company believes the credit risk associated with its Medicare accounts, which represent 62.9% and 65.6% of its patient accounts receivable at September 30, 2012 and December 31, 2011, respectively, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

The Company’s Medicare population is paid at a prospectively set amount that can be determined at the time services are rendered. The Company’s Medicaid reimbursement is based on a predetermined fee schedule applied to each individual service it provides. The Company’s managed care contracts and contracts with other payors are structured similar to either the Medicare or Medicaid payment methodologies. Because of its payor mix, the Company is able to calculate its actual amount due at the patient level and adjust the gross charges down to the actual amount at the time of billing. This negates the need to record an estimated contractual allowance when reporting net service revenue for each reporting period.

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

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of shares outstanding for basic per share calculation	17,656,842	18,263,237	18,121,217	18,251,648
Effect of dilutive potential shares:
Options	1,935	—	1,849	—
Nonvested stock	68,042	—	37,423	—

Adjusted weighted average shares for diluted per share calculation	17,726,819	18,263,237	18,160,489	18,251,648

Anti-dilutive shares	176,641	326,356	348,595	307,146

3. Acquisitions and Disposals

Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired two home health entities during the nine months ended September 30, 2012. As a result of the acquisitions, the Company maintains an ownership interest in the entities set forth below.

Acquired Entity	Ownership Percentage	State of Operations	Acquisition Date
LHCG XXXIII, LLC	70%	TX	07/01/2012
Methodist HomeCare	70%	TX	07/01/2012

Each of the acquisitions was accounted for under the acquisition method of accounting, and accordingly, the accompanying condensed consolidated financial statements include the results of operations of each acquired entity from the date of acquisition.

The total aggregate purchase price for the Company’s acquisitions was $4.9 million, which was paid primarily in cash. The purchase prices are determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.

The Company’s home-based services segment recognized aggregate goodwill of $4.3 million for the acquisitions, including $902,000 of noncontrolling goodwill. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired (all amounts are in thousands):

Consideration
Cash	$4,898

Fair value of total consideration transferred	$4,898

Acquisition-related costs (included in general and administrative expenses)	$134

Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	$1,875
Certificate of need/license	517
Other identifiable intangible assets	51
Other assets and (liabilities)	(162)

Total identifiable assets	$2,281

Noncontrolling interest	$1,636
Goodwill, including noncontrolling interest of $902,000	$4,253

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

4. Goodwill and Intangibles

In accordance with applicable accounting standards, the Company performed an impairment analysis on its indefinite-lived intangible assets related to the Company’s trade names, licenses and certificates of need to determine the fair values as of September 30, 2012. Lower revenue expectations caused primarily by projected Medicare reimbursement cuts reduced the fair values of certain intangible assets below their carrying values. Based on that analysis, the Company recorded an impairment charge of $650,000 in the third quarter of 2012.

As a result of the impairment charge, the carrying values of the related intangible assets were adjusted to their estimated fair values as of September 30, 2012. Any further decline in the estimated fair values of these intangibles could result in additional impairment charges being recorded. The Company determined that except for the impairment charges described above, there were no indicators that the other intangible assets were impaired at September 30, 2012.

The Company determined that there was no impairment for the goodwill of any reporting units as of September 30, 2012.

The changes in recorded goodwill by segment for the nine months ended September 30, 2012 were as follows (amounts in thousands):

Nine Months Ended September 30, 2012
Home-based services segment:
Balance at beginning of period	$153,140
Goodwill from acquisitions	3,351
Goodwill related to noncontrolling interest	902

Balance at September 30, 2012	$157,393

Facility-based services segment:
Balance at beginning of period	$11,591

Balance at September 30, 2012	$11,591

Consolidated balance at September 30, 2012	$168,984

The following table summarizes the changes in intangible assets during the nine months ended September 30, 2012 (amounts in thousands):

	Trade Names	Certificate of Need/ License	Other Intangibles	Total
Balance at December 31, 2011	$49,840	$8,502	$1,047	$59,389
Additions	1,875	2,133	135	4,143
Amortization	—	—	(523)	(523)
Other (1)	(257)	(477)	—	(734)

Balance at September 30, 2012	$51,458	$10,158	$659	$62,275

(1)	Includes a non-cash impairment charge of $650,000 recorded in the nine months ended September 30, 2012 and $84,000 to reduce the intangibles assets due to the closure of an agency. All reductions are related to the home-based services segment.

Other intangible assets of $60.8 million, net of accumulated amortization, related to the home-based services segment and $1.5 million related to the facility-based services segment as of September 30, 2012.

During the nine months ended September 30, 2012, the Company purchased a certificate of need and noncompete agreement for $1.7 million, primarily paid in cash. The certificate of need was previously leased by the Company. This asset acquisition was allocated among certificate of need and noncompete agreement in the home-based services segment. The certificate of need has an indefinite useful life and will not be subject to amortization. The noncompete agreement will be amortized over the life of the agreement, which is three years.

5. Credit Facility

On August 31, 2012 the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility is unsecured and provides for a maximum aggregate principal borrowing of $100 million (with a letter of credit sub-limit equal to $15 million). The Credit Facility is scheduled to expire on August 31, 2015. A fee of 0.5% is charged for any unused amounts. A letter of credit fee equal to the applicable LIBOR margin times the face amount of the letter of credit is charged upon the issuance and on each anniversary date while the letter of credit is outstanding. The agent’s standard up-front fee and other customary administrative charges will also be due upon issuance of the letter of credit along with a renewal fee on each anniversary date of such issuance while the letter of credit is outstanding. The interest rate for borrowings under the Credit Facility is a function of the prime rate (base rate) or LIBOR rate, as elected by the Company, plus the applicable margin based on the Leverage Ratio, as defined in the agreement.

As of September 30, 2012 the Company had $25.1 million drawn and a letter of credit totaling $6.8 million outstanding under the Credit Facility. The interest rate at September 30, 2012 was 4.25%.

6. Income Taxes

As of September 30, 2012, $3.4 million was recorded in income tax payable as an unrecognized tax benefit which, if recognized, would decrease the Company’s effective tax rate. All of the Company’s unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011.

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

Share Based Compensation

Nonvested Stock

During the nine months ended September 30, 2012, the Company’s independent directors were granted 26,100 nonvested shares of common stock under the 2005 Director Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved and available for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the nine months ended September 30, 2012, employees were granted 187,140 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares generally vest over a five year period, conditioned on continued employment for the full incentive period. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the nine months ended September 30, 2012 was $19.02.

The following table represents the nonvested stock activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding at December 31, 2011	494,995	$24.17
Granted	213,240	$19.02
Vested	(140,237)	$24.67
Forfeited	(67,431)	$24.25

Nonvested shares outstanding at September 30, 2012	500,567	$21.91

As of September 30, 2012, there was $8.9 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.2 years. The total fair value of shares of common stock vested during the nine months ended September 30, 2012 and 2011 was $3.5 million for each period. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $3.4 million and $3.0 million of compensation expense related to nonvested stock grants in the nine months ended September 30, 2012 and 2011, respectively.

Employee Stock Purchase Plan

In 2006, the Company adopted the Employee Stock Purchase Plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There were 250,000 shares of common stock initially reserved for the plan. The table below details the shares of common stock issued during 2012:

	Number of Shares	Per share price
Shares available as of December 31, 2011	111,432
Shares issued during three months ended March 31, 2012	15,556	$12.19
Shares issued during three months ended June 30, 2012	12,318	$17.60
Shares issued during three months ended September 30, 2012	11,216	$16.11

Shares available as of September 30, 2012	72,342

Stock Options

As of September 30, 2012, 15,000 options were issued and exercisable. During the nine months ended September 30, 2012, no options were exercised or forfeited and no options were granted.

Treasury Stock

In conjunction with the vesting of the non-vested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the nine months ended September 30, 2012, the Company redeemed 32,756 shares of common stock valued at $602,000, related to these tax obligations.

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

The Company uses the cost method to account for the repurchase of common stock and the average cost method to account for reissuance of treasury shares. During the nine months ended September 30, 2012, the Company repurchased 1,093,659 shares of common stock at an aggregate cost of $19.0 million, or an average cost per share of $17.39, excluding commissions. The remaining dollar value of shares authorized to be purchased under the Stock Repurchase Program is $30.4 million at September 30, 2012.

Sale of Membership Interest in Company’s Subsidiary

During the nine months ended September 30, 2012, the Company sold membership interests in one of its wholly owned subsidiaries. The total sales price was $80,000 for the sale of 40% membership interests and was accounted for as an equity transaction, resulting in the Company increasing additional paid in capital by $80,000.

Purchase of Membership Interest in Company’s Subsidiary

During the nine months ended September 30, 2012, the Company purchased additional membership interests in two of its joint ventures. The total purchase price for the additional ownership from these equity transactions was $126,000, resulting in the Company reducing noncontrolling interest-redeemable by $88,000 and additional paid in capital by $38,000.

8. Commitments and Contingencies

Contingencies

The Company is involved in various legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes the outcome of pending litigation will not have a material adverse effect, after considering the effect of the Company’s insurance coverage, on the Company’s condensed consolidated financial statements.

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

On October 17, 2011, the Company received a subpoena from the Department of Health and Human Services Office of Inspector General (the “OIG”). The subpoena requests documents related to the Company’s agencies in Oregon, Washington and Idaho. The Company will produce the requested documents and will cooperate with the OIG’s review in this matter. The Company cannot predict the outcome or effect of this review, if any, on the Company’s business.

On June 13, 2012, a putative shareholder securities class action was filed against the Company and its Chairman/CEO in the United States District Court for the Western District of Louisiana, styled City of Omaha Police & Fire Retirement System v. LHC Group, Inc., et al., Case No. 6:12-cv-01609-JTT-CMH. The action was filed on behalf of LHC shareholders who purchased shares between July 30, 2008 and October 26, 2011. Plaintiff generally alleges that the defendants caused false and misleading statements to be issued in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and that the Company’s Chairman/CEO is a control person under Section 20(a) of the Exchange Act. On November 2, 2012, Lead Plaintiff City of Omaha Police & Fire Retirement System filed an Amended Complaint for Violations of the Federal Securities Laws (“Amended Complaint”) on behalf of the same putative class of LHC shareholders as the original Complaint. In addition to claims under Sections 10(b) and 20(a) of the Exchange Act, the Amended Complaint added a claim against the Chairman/CEO for violation of Section 20A of the Exchange Act. The Company believes these claims are without merit and intends to defend this lawsuit vigorously. The Company cannot predict the outcome or effect of this lawsuit, if any, on the Company’s business.

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

The following table summarizes the activity of noncontrolling interest-redeemable for the nine months ended September 30, 2012 (amounts in thousands):

Balance as of December 31, 2011	$11,348
Net income attributable to noncontrolling interest-redeemable	5,161
Noncontrolling interest-redeemable distributions	(5,640)
Purchase of additional controlling interest	(88)

Balance as of September 30, 2012	$10,781

10. Allowance for Uncollectible Accounts

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

	Beginning of Year Balance	Additions and Expenses	Deductions	End of Period Balance
For the nine month period ending September 30, 2012	$10,692	$8,395	$(7,869)	$11,218

11. Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values. For the nine months ended September 30, 2012, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximate current rates.

12. Segment Information

The Company’s segments consist of home-based services and facility-based services. Home-based services include home nursing services and hospice services. Facility-based services include long-term acute care services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following tables summarize the Company’s segment information for the three and nine months ending September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended September 30, 2012
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$140,256	$18,670	$158,926
Cost of service revenue	80,579	10,655	91,234
Provision for bad debts	2,669	318	2,987
General and administrative expenses	47,110	5,354	52,464
Other intangibles impairment charge	650	—	650

Operating income	9,248	2,343	11,591

Interest expense	(364)	(41)	(405)
Non-operating income	74	20	94

Income before income taxes and noncontrolling interest	8,958	2,322	11,280
Income tax expense	3,050	338	3,388

Net income	5,908	1,984	7,892
Noncontrolling interest	1,308	248	1,556

Net income available to LHC Group, Inc.’s common stockholders.	$4,600	$1,736	$6,336

Total assets	$352,541	$34,957	$387,498

	Three Months Ended September 30, 2011
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$134,950	$18,448	$153,398
Cost of service revenue	77,331	10,484	87,815
Provision for bad debts	3,097	102	3,199
General and administrative expenses	47,522	5,134	52,656
Settlement with government agencies	65,000	—	65,000

Operating income (loss)	(58,000)	2,728	(55,272)

Interest expense	(196)	(21)	(217)
Non-operating income	1,374	22	1,396

Income (loss) before income taxes and noncontrolling interest	(56,822)	2,729	(54,093)
Income tax expense (benefit)	(18,506)	376	(18,130)

Net income (loss)	(38,316)	2,353	(35,963)
Noncontrolling interest	1,622	375	1,997

Net income (loss) available to LHC Group, Inc.’s common stockholders.	$(39,938)	$1,978	$(37,960)

Total assets	$356,417	$41,476	$397,893

	Nine Months Ended September 30, 2012
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$419,847	$55,895	$475,742
Cost of service revenue	240,347	32,964	273,311
Provision for bad debts	7,626	769	8,395
General and administrative expenses	137,902	16,411	154,313
Other intangibles impairment charge	650	—	650

Operating income	33,322	5,751	39,073

Interest expense	(874)	(98)	(972)
Non-operating income	77	31	108

Income before income taxes and noncontrolling interest	32,525	5,684	38,209
Income tax expense	11,478	1,228	12,706

Net income	21,047	4,456	25,503
Noncontrolling interest	4,826	637	5,463

Net income available to LHC Group, Inc.’s common stockholders.	$16,221	$3,819	$20,040

	Nine Months Ended September 30, 2011
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$418,735	$57,461	$476,196
Cost of service revenue	229,153	33,834	262,987
Provision for bad debts	8,503	400	8,903
General and administrative expenses	145,043	14,808	159,851
Settlement with government agencies	65,000	—	65,000

Operating income (loss)	(28,964)	8,419	(20,545)

Interest expense	(457)	(50)	(507)
Non-operating income	1,516	57	1,573

Income (loss) before income taxes and noncontrolling interest	(27,905)	8,426	(19,479)
Income tax expense (benefit)	(7,912)	1,492	(6,420)

Net income (loss)	(19,993)	6,934	(13,059)
Noncontrolling interest	6,404	1,015	7,419

Net income (loss) available to LHC Group, Inc.’s common stockholders.	$(26,397)	$5,919	$(20,478)

13. Supplemental Cash Flow Information

In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the nine months ended September 30, 2012, the Company redeemed $602,000 of treasury shares for tax payments on stock vestings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after September 30, 2012;

•	our critical accounting policies;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	the impact of legal proceedings;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission (“SEC”) laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.

The forward-looking statements contained in this report reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in other of our filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), as updated by subsequent filings with the SEC. This report should be read in conjunction with that annual report on Form 10-K, and all our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K made with the SEC through the date of this report.

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

OVERVIEW

We provide post-acute health care services by providing quality cost-effective health care services to our patients. As of September 30, 2012, we had 291 service providers in 19 states: Alabama, Arkansas, Georgia, Florida, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington and West Virginia. Our services are classified into two segments: (1) home-based services offered through our home nursing agencies and hospices; and (2) facility-based services offered through our long-term acute care hospitals (“LTACHs”).

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of September 30, 2012, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	238
Hospice	32
Private Duty	4
Specialty Services	3
Management Companies	3

280

Of our 280 home-based services locations, 146 are wholly-owned by us, 124 are majority-owned by us through joint ventures, seven are license lease arrangements and we manage the operations of the remaining three locations. We intend to increase the number of home nursing agencies and hospice locations that we operate through continued acquisitions and development.

We provide facility-based services through our LTACHs. As of September 30, 2012, we owned and operated nine LTACH locations, of which all but one are located within host hospitals. We also owned and operated a health club and a pharmacy. Of these 11 facility-based services locations, six are wholly-owned by us and five are majority-owned through joint ventures.

The percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Home-based services	88.3%	88.0%	88.3%	87.9%
Facility-based services	11.7%	12.0%	11.7%	12.1%

	100.0%	100.0%	100.0%	100.0%

Recent Developments

Home-based services

Home Nursing. The base payment rate for Medicare home nursing in 2012 is $2,138.52 per 60-day episode.

In March 2010, the Patient Protection and Affordable Care Act was enacted and was amended shortly afterwards by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively referred to as the “Affordable Care Act”). The Affordable Care Act makes a number of changes to Medicare payment rates, including, the reinstatement of the 3% home health rural add-on, which began on April 1, 2010 (expiring January 1, 2016), Other changes from the Affordable Care Act that began on or after January 1, 2011 are:

•	a reduction in the market basket adjustment to be determined by The Centers for Medicare & Medicaid Services (“CMS”) for the calendar years 2011, 2012 and 2013 by 1%;

•	a full productivity adjustment beginning in 2015; and

•	rebasing of the base payment rate for Medicare beginning in 2014 and phasing in over a four year period — the amount of the rebasing is uncertain at this time.

On October 31, 2011, CMS issued the final rule covering payment rates for home health services in calendar year (“CY”) 2012. CMS set the base payment rate for Medicare home nursing at $2,138.52 per 60-day episode for CY 2012, a decrease of 2.4% from the CY 2011 base payment rate of $2,192.07. The decrease for CY 2012 includes the following adjustments to the base rate, as compared to the CY 2011 base rate, in accordance with the Affordable Care Act: a reduction of 1% to the 2.4% inflation update increase to the market basket; and a 3.79% case-mix weight adjustment decrease. These changes are effective for all episodes completed during 2012.

The case-mix weight adjustment reduced Home Health Prospective Payment System (“HH PPS”) rates 3.79% for CY 2012 and an additional 1.32% reduction for CY 2013.

This rule also finalizes structural changes to the HH PPS by removing two hypertension codes from the case- mix system, lowering payments for high therapy episodes, and recalibrating the HH PPS case-mix weights to ensure that these changes result in the same amount of total aggregate payments.

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

On November 2, 2012, CMS issued the final rule regarding payment rates for home health services in CY 2013. In the CY 2013 issue, CMS is:

* Decreasing the base payment rate to $2,137.73 in 2013 as compared to $2,138.52 in 2012. The decrease is made up of a market basket increase of 2.3% less a reduction of 1% to the market basket as defined by the Affordable Care Act and less a 1.32% case mix adjustment carried over from 2012.

* Rebasing of the wage index and increasing the labor related portion of the base payment rate from 77.082% to 78.535% which decreases payments to the home health industry an aggregate of 0.37%.

* The estimated 0.1% reduction to home health payments does not include any projection of the potential deficit reduction sequester approved earlier by Congress as it is unclear whether or not that reduction will take effect. If the sequester is imposed, it would become effective in January 2013 and would reduce payments by an additional 2%.

* Face to Face—CMS will allow non-physician practitioners in an acute or post-acute setting to perform the encounter and inform the certifying physician.

* Therapy—CMS will also revise the regulation to state that in cases where multiple therapy disciplines are involved, if the required reassessment visit was missed for any one of the therapy disciplines for which therapy services were being provided, therapy coverage would cease only for that particular therapy discipline. Therefore, as long as the required therapy reassessments were completed timely for the remaining therapy disciplines, therapy services would continue to be covered for those therapy disciplines.

Finally, with respect to the therapy assessments timing, CMS revises the regulations to clarify that in cases where the patient is receiving more than one type of therapy, qualified therapists could complete their reassessment visits during the 11th, 12th, or 13th visit for the required 13th visit reassessment and the 17th, 18th, or 19th visit for the required 19th visit reassessment.

* Sanctions—CMS will have additional sanctions for enforcement of survey deficiencies that will include the following: (These are not mutually exclusive. CMS can impose any or all of the following, including termination.) Each of these sanctions requires a prior 15 day notice.

(a)	Civil money penalties

(b)	Suspension of payment for all new admissions and new payment episodes

(c)	Temporary management of the HHA

(d)	Directed plan of correction

(e)	Directed in-service training

The final rule goes into effect on January 1, 2013.

Hospice. The following table shows the hospice Medicare payment rates for Fiscal Year (“FY”) 2012, which began on October 1, 2011 and ended September 30, 2012:

Description	Rate per patient day
Routine Home Care	$151.03
Continuous Home Care	$881,46
Full Rate = 24 hours of care
$36.73 = hourly rate
Inpatient Respite Care	$156.22
General Inpatient Care	$671.84

On July 29, 2011, CMS issued its final rule for hospice for FY 2012 which increases Medicare reimbursement payments by 2.5%. The 2.5% increase consists of a 3.0% inflationary market basket update offset by a 0.5% reduction for the third year of CMS’ seven-year phase-out of its wage index budget neutrality adjustment factor. The final rule also will:

•

Change the way CMS counts hospice patients for the 2012 cap accounting year and beyond, The final policy for counting the number of Medicare hospice beneficiaries in care for a given cap year calculates the cap based on the number of days of care the patient received in that cap year for each hospice. This rule also finalized that the new counting method be applied to past cap years in certain instances.

•	Allow hospice providers who do not want a change in their patient counting method to elect to continue using the current method.

•	Allow any hospice physician to perform the face-to-face encounter regardless of whether that same physician recertifies the patient’s terminal illness and composes the recertification narrative,

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

The following table shows the hospice Medicare payment rates for FY 2013, which began on October 1,2012 and will end September 30, 2013:

Description	Rate per patient day
Routine Home Care	$153.45
Continuous Home Care	$895.56
Full Rate = 24 hours of care
$37.32 = hourly rate
Inpatient Respite Care	$158.72
General Inpatient Care	$682.59

Facility-based services

LTACHs. On August 1, 2011, CMS released its rule for LTACH Medicare reimbursement for FY 2012, which spanned from October 1, 2011 through September 30, 2012. In aggregate, payments for FY 2012 increased 2.5% from FY 2011. Included in the final regulations was (1) a 2.9% market basket increase to the standard payment rate; (2) an aggregate reduction in the standard payment rate of 1,1% mandated by the Affordable Care Act. and (3) a reduction in the high cost outlier threshold per discharge from $18.785 in FY 2011 to $17.931 in FY 2012. The final rule resulted in a 1.8% increase in average Medicare payments to LTACHs. Some of the other changes in the final rule include:

•	Three quality measures to be reported starting October 1, 2012 which will affect payment in FY 2014.

•

Clarification that the 25-day Average Length of Stay calculation includes both traditional Medicare Fee- For-Service and Medicare Advantage stays but this calculation did not begin until January 1, 2012.

On August 1, 2012 CMS released its final rule for LTACH Medicare reimbursement for FY 2013 which spans from October 1, 2012 through September 30, 2013. In aggregate, payments for FY 2013 will increase by 1.8% over FY 2012 rates. The 1.8% increase consists of a 2.6% inflationary market basket update offset by a 0.7% reduction for the productivity adjustment, a 0.1% reduction to the market basket as defined by the Affordable Care Act. LTACH payment rates will also be reduced by approximately 1.3% to 0.5% for the “one-time” budget neutrality adjustment for discharges on or after December 29, 2012. The 0.5% does not include any projection of the potential deficit reduction sequester approved earlier by Congress as it is unclear whether or not that reduction will take effect. If the sequester is imposed, it would become effective in January 2013 and would reduce payments by an additional 2%.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2012

Consolidated financial statements

The following table summarizes our consolidated results of operations for the three months ended September 30, 2012 and 2011 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2012			2011			Increase (Decrease)	Percentage Change
Net service revenue	$158,926			$153,398			$5,528	3.6%
Cost of service revenue	91,234	57.4%		87,815	57.2%		3,419	3.9%
Provision for bad debts	2,987	1.9%		3,199	2.1%		(212)	(6.6%)
General and administrative expenses	52,464	33.0%		52,656	34.3%		(192)	(0.4%)
Other intangibles impairment charge	650	0.4%		—			650	—
Settlement with government agencies	—			65,000	42.4%		(65,000)	—
Income tax expense (benefit)	3,388	34.8	%(1)	(18,130)	32.3	%(1)	21,518	>100%
Noncontrolling interest	1,556			1,997			(441)	—
Total non-operating income (loss)	(311)			1,179			(1,490)	—

Net income (loss) available to LHC Group, Inc.’s common stockholders	$6,336			$(37,960)			$44,296

(1)	Percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders

Home-based services segment operating results

The following table summarizes our home-based results of operations for the three months ended September 30, 2012 and 2011 (amounts in thousands, except percentages which are percentages of home-based net service revenue):

	2012		2011		Increase (Decrease)	Percentage Change
Net service revenue	$140,256		$134,950		$5,306	3.9%
Cost of service revenue	80,579	57.5%	77,331	57.3%	3,248	4.2%
Provision for bad debts	2,669	1.9%	3,097	2.3%	(428)	(13.8%)
General and administrative expenses	47,110	33.6%	47,522	35.2%	(412)	(0.9%)
Other intangibles impairment charge	650	0.5%	—		650	—
Settlement with government agencies	—		65,000	48.2%	(65,000)	—

Operating income (loss)	$9,248		$(58,000)

Net service revenue

The following table sets forth home-based services revenue growth, admissions, census and episodes for the three months ended September 30, 2012 and the related change from the same period in 2011 (in thousands, except census and episode data):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Revenue	$138,518	$16	$138,534	2.7%	$1,722	$140,256	3.9%
Revenue Medicare	$107,366	$15	$107,381	(0.5)%	$964	$108,345	0.4%
New Admissions	27,667	4	27,671	3.1%	747	28,418	5.8%
New Medicare Admissions	19,134	4	19,138	(1.4)%	293	19,431	0.2%
Average Census	33,344	4	33,348	3.5%	278	33,626	4.3%
Average Medicare Census	25,083	4	25,087	0.7%	121	25,208	1.2%
Episodes	41,498	—	41,498	0.7%	201	41,699	1.2%

(1)	Same store — location that has been in service with the Company for greater than 12 months.
(2)	De Novo — internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic — combination of same store and de novo.
(4)	Acquired — purchased location that has been in service with the Company for 12 months or less.

Total organic home-based revenue for the three months ended September 30, 2012 increased 2.7% compared to the three months ended September 30, 2011, while organic Medicare revenue decreased 0.5%. The primary cause for the increase in organic revenue in the home-based segment was an increase in census, admissions, case mix and episodes for the three months ended September 30, 2012 compared to the same period in 2011.

Average home-based patient census for the three months ended September 30, 2012 was 4.3% higher than the same period in 2011.

Total home-based admissions increased 5.8% to 28,418 during the third quarter of 2012.

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

Cost of service revenue

The following table summarizes home-based services cost of service revenue (amounts in thousands, except percentages):

	Three Months Ended September 30,
	2012			2011
Salaries, wages and benefits	$69,428	49.5	%(1)	$66,605	49.4	%(1)
Transportation	6,211	4.4%		6,363	4.7%
Supplies and services	4,940	3.6%		4,363	3.2%

	$80,579	57.5%		$77,331	57.3%

(1)	Percentage of home-based net service revenue

Salaries, wages and benefits increased during the three months ended September 30, 2012 compared to the same period in 2011. The increase was primarily due to an increase in employee positions and the effect of the acquired agencies that occurred during the three months ended September 30, 2012.

Provision for bad debts

Provision for bad debts decreased during the three months ended September 30, 2012 compared to the same period in 2011. During the three months ended September 30, 2011, commercial receivables both in dollars and as a percentage of total receivables increased causing an increase in the provision for bad debts.

General and administrative expenses

General and administrative expenses decreased during the three months ended September 30, 2012 compared to the same period in 2011 due to a decrease in legal fees associated with the settlement with the United States of America prior to September 30, 2011. This is partially offset by an increase in general and administrative expenses related to the acquired agencies that occurred during the three months ended September 30, 2012.

Facility-based services segment operating results

The following table summarizes our facility-based results of operations for the three months ended September 30, 2012 and 2011 (amounts in thousands, except percentages which are percentages of facility-based net service revenue):

	2012		2011		Increase (Decrease)	Percentage Change
Net service revenue	$18,670		$18,448		$222	1.2%
Cost of service revenue	10,655	57.1%	10,484	56.8%	171	1.6%
Provision for bad debts	318	1.7%	102	0.6%	216	>100%
General and administrative expenses	5,354	28.7%	5,134	27.8%	220	4.3%

Operating income	$2,343		$2,728

Facility-based services net service revenue increased during the three months ended September 30, 2012 compared to the same period in 2011 due to an overall increase in patients’ length of stay.

Cost of service revenue

The following table summarizes facility-based services cost of service revenue (amounts in thousands, except percentages):

	Three Months Ended September 30,
	2012			2011
Salaries, wages and benefits	$6,823	36.5	%(1)	$6,780	36.7	%(1)
Transportation	65	0.4%		47	0.3%
Supplies and services	3,767	20.2%		3,657	19.8%

	$10,655	57.1%		$10,484	56.8%

(1)	Percentage of facility-based net service revenue

Nine months ended September 30, 2012

Consolidated financial statements

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2012 and 2011 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2012			2011			Increase (Decrease)	Percentage Change
Net service revenue	$475,742			$476,196			$(454)	(0.1%)
Cost of service revenue	273,311	57.4%		262,987	55.2%		10,324	3.9%
Provision for bad debts	8,395	1.8%		8,903	1.9%		(508)	(5.7%)
General and administrative expenses	154,313	32.4%		159,851	33.6%		(5,538)	(3.5%)
Other intangibles impairment charge	650	0.1%		—			650	—
Settlement with government agencies	—			65,000	13.6%		(65,000)	—
Income tax expense (benefit)	12,706	38.8	%(1)	(6,420)	23.9	%(1)	19,126	>100%
Noncontrolling interest	5,463			7,419			(1,956)	—
Total non-operating income (loss)	(864)			1,066			(1,930)	—

Net income (loss) available to LHC Group, Inc.’s common stockholders	$20,040			$(20,478)			$40,518

(1)	Percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders

Home-based services segment operating results

The following table summarizes our home-based results of operations for the nine months ended September 30, 2012 and 2011 (amounts in thousands, except percentages which are percentages of home-based net service revenue):

	2012		2011		Increase (Decrease)	Percentage Change
Net service revenue	$419,847		$418,735		$1,112	0.3%
Cost of service revenue	240,347	57.2%	229,153	54.7%	11,194	4.9%
Provision for bad debts	7,626	1.8%	8,503	2.0%	(877)	(10.3%)
General and administrative expenses	137,902	32.8%	145,043	34.6%	(7,141)	(4.9%)
Other intangibles impairment charge	650	0.2%	—		650	—
Settlement with government agencies	—		65,000	15.5%	(65,000)	—

Operating income (loss)	$33,322		$(28,964)

Net service revenue

The following table sets forth home-based services revenue growth, admissions, census and episodes for the nine months ended September 30, 2012 and the related change from the same period in 2011 (in thousands, except census and episode data):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss)%	Acquired(4)	Total	Total Growth %
Revenue	$418,109	$16	$418,125	(0.1)%	$1,722	$419,847	0.3%
Revenue Medicare	$326,149	$15	$326,164	(3.2)%	$964	$327,128	(2.9)%
New Admissions	84,042	4	84,046	5.1%	747	84,793	6.1%
New Medicare Admissions	57,982	4	57,986	1.3%	293	58,279	1.8%
Average Census	33,466	4	33,470	(1.1)%	278	33,748	(0.3)%
Average Medicare Census	25,382	4	25,386	(3.7)%	121	25,507	(3.2)%
Episodes	125,265	—	125,265	(2.0)%	201	125,466	(1.8)%

(1)	Same store — location that has been in service with the Company for greater than 12 months.
(2)	De Novo — internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic — combination of same store and de novo.
(4)	Acquired — purchased location that has been in service with the Company for 12 months or less.

Total organic home-based revenue for the nine months ended September 30, 2012 decreased 0.1% compared to the nine months ended September 30, 2011, while organic Medicare revenue for the nine months ended September 30, 2012 decreased 3.2% compared to the same period in 2011.

Average home-based patient census for the nine months ended September 30, 2012 was 0.3% lower than the same period in 2011.

Total home-based admissions increased 6.1% to 84,793 during the nine months ended September 30, 2012.

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

Cost of service revenue

The following table summarizes home-based services cost of service revenue (amounts in thousands, except percentages):

	Nine Months Ended September 30,
	2012			2011
Salaries, wages and benefits	$207,754	49.5	%(1)	$198,028	47.2	%(1)
Transportation	18,463	4.4%		17,856	4.3%
Supplies and services	14,130	3.3%		13,269	3.2%

	$240,347	57.2%		$229,153	54.7%

(1)	Percentage of home-based net service revenue

Salaries, wages and benefits increased during the nine months ended September 30, 2012 compared to the same period in 2011. The increase was primarily due to an increase in staffing and self insurance health care costs.

Transportation increased during the nine months ended September 30, 2012 compared to the same period in 2011 due to an increase in patient visits as well as an increase in mileage reimbursement rates, which were adjusted to reflect changing gasoline prices per gallon.

Provision for bad debts

Provision for bad debts decreased during the nine months ended September 30, 2012 compared to the same period in 2011. Beginning January 1, 2011, the period allowed to file Medicare claims was reduced to twelve months from the end of episode date. This change resulted in a greater number of claims being denied for timely filing requirements in 2011.

General and administrative expenses

General and administrative expenses decreased during the nine months ended September 30, 2012 compared to the same period in 2011. The decrease was primarily due to the decrease in legal fees incurred prior to September 30, 2011 associated with the settlement with the United States of America. Also, the decrease was due to elimination of salaries and benefits, consulting, travel and hotel costs incurred in 2011 related to the conversion of our point of care platform. We accelerated this transition in order to replace the legacy billing systems which remained from previous acquisitions. The accelerated transition was completed in the first quarter of 2011. In addition, there were fewer acquisitions and lower acquisition related costs during the nine months ended September 30, 2011. Finally, cost reduction initiatives begun last year reduced personnel costs and other corporate costs in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Facility-based services segment operating results

The following table summarizes our facility-based results of operations for the nine months ended September 30, 2012 and 2011 (amounts in thousands, except percentages which are percentages of facility-based net service revenue):

	2012		2011		Increase (Decrease)	Percentage Change
Net service revenue	$55,895		$57,461		$(1,566)	(2.7%)
Cost of service revenue	32,964	59.0%	33,834	58.9%	(870)	(2.6%)
Provision for bad debts	769	1.4%	400	0.7%	369	92.2%
General and administrative expenses	16,411	29.4%	14,808	25.8%	1,603	10.8%

Operating income	$5,751		$8,419

Facility-based services net service revenue decreased during the nine months ended September 30, 2012 compared to the same period in 2011. This decrease was primarily due to a reduction in pharmacy revenue related to the loss of a third party contract as well as a decrease in revenue per patient day caused by a decrease in case mix and a higher number of patient days provided in excess of a patient’s maximum benefit.

Cost of service revenue

The following table summarizes facility-based services cost of service revenue (amounts in thousands, except percentages):

	Nine Months Ended September 30,
	2012			2011
Salaries, wages and benefits	$20,769	37.2	%(1)	$20,135	35.1	%(1)
Transportation	180	0.3%		137	0.2%
Supplies and services	12,015	21.5%		13,562	23.6%

	$32,964	59.0%		$33,834	58.9%

(1)	Percentage of facility-based net service revenue

Salaries, wages and benefits increased during the nine months ended September 30, 2012 compared to the same period last year. This increase was primarily due to an increase in contract labor, and an increase in staffing and related personnel costs related to an increase in patient days.

Supplies and services decreased during the nine months ended September 30, 2012 compared to the same period last year. This decrease was primarily due to the decrease in required pharmaceutical supplies related to patient care.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal source of liquidity for operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our Credit Facility, which provides for aggregate borrowings up to $100 million.

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

The following table summarizes changes in cash (amounts in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash provided by (used in) operating activities	$48,060	$(15,650)
Cash (used in) investing activities	(13,247)	(17,803)
Cash provided by (used in) financing activities	(34,793)	44,299

Change in cash	20	10,846
Cash and cash equivalents at beginning of period	256	288

Cash and cash equivalents at end of period	$276	$11,134

During the nine months ended September 30, 2012, we recovered income tax overpayments to provide $13.2 million cash from operations. This was offset in part by changes in other current assets and liabilities.

Cash used in investing activities in the nine months ended September 30, 2012 was lower than the same period in 2011 due to lower acquisition activity. Additionally, in the first quarter of 2011 we paid approximately $3.0 million related to software conversion and point of care initiatives.

Cash used in financing activities increased primarily as a result of the net repayment of our Credit Facility and payments made under our Stock Repurchase Program, as more fully discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Accounts Receivable and Allowance for Uncollectible Accounts

At September 30, 2012, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 11.1%, or $11.2 million, compared to 10.5% or $10.7 million at December 31, 2011. Days sales outstanding as of September 30, 2012 and December 31, 2011 was 52 days and 53 days, respectively. Our calculation of days sales outstanding is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts) at September 30, 2012 and December 31, 2011 by our average daily net patient revenues for the three months ended September 30, 2012 and December 31, 2011, respectively.

The following table sets forth as of September 30, 2012, the aging of accounts receivable (based on the end of episode date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable (amounts in thousands, except percentages):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$48,503	$8,923	$5,519	$729	$63,674
Medicaid	2,295	639	698	300	3,932
Other	19,928	5,853	6,575	1,201	33,557

Total	$70,726	$15,415	$12,792	$2,230	$101,163

Allowance as a percentage of receivables	3.5%	9.5%	24.5%	100.0%	11.1%

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

The following table sets forth as of December 31, 2011, the aging of accounts receivable (based on the end of episode date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable (amounts in thousands, except percentages):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$48,656	$10,358	$6,732	$1,110	$66,856
Medicaid	2,609	770	642	160	4,181
Other	18,346	5,425	5,860	1,240	30,871

Total	$69,611	$16,553	$13,234	$2,510	$101,908

Allowance as a percentage of receivables	3.7%	9.9%	30.0%	98.8%	10.5%

Indebtedness

As of September 30, 2012 we had $25.1 million drawn and a letter of credit totaling $6.8 million outstanding and $68.1 million available under our line of credit. At December 31, 2011, $34.8 million was drawn and a letter of credit totaling $3.8 million was outstanding on the line of credit. Our line of credit increased to $100 million during the three months ended September 30, 2012.

Our Credit Facility with Capital One, National Association provides for a maximum aggregate principal borrowing of $100 million. The Credit Facility, which is scheduled to expire on August 31, 2015, is unsecured and has a letter of credit sub-limit of $15 million. A fee of 0.5% is charged for any unused amounts. A letter of credit fee equal to the applicable LIBOR margin times the face amount of the letter of credit is charged upon the issuance and on each anniversary date while the letter of credit is outstanding. The agent’s standard up-front fee and other customary administrative charges will also be due upon issuance of the letter of credit along with a renewal fee on each anniversary date of such issuance while the letter of credit is outstanding. The interest rate for the borrowings under the Credit Facility, at our election, shall be either at the Base Rate (as defined in the Credit Facility) as a function of the prime rate or the LIBOR Rate (as defined in the Credit Agreement). Borrowings accruing interest under the Credit Facility at either the Base Rate or the LIBOR Rate are subject to the applicable margins set forth below:

Leverage Ratio	LIBOR Margin	Base Rate Margin
<1.00:1.00	2.25%	1.00%
>1.00:1.00<1.50:1.00	2.50%	1.25%
>1.50:1.00≤2.00:1.00	2.75%	1.50%

Our Credit Facility contains customary affirmative, negative and financial covenants. For example, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases, up to $50 million. Under our Credit Facility, we are also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth and leverage ratios.

Our Credit Facility also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.

At September 30, 2012, we believe we were in compliance with all covenants.

Contingencies

For a discussion of contingencies, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

For a discussion of critical accounting policies, see Note 2 of the Notes to Condensed Consolidated Financial Statements.

Revenue Recognition

We report net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients and other payors for services rendered.

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

The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent 62.9% and 65.6% of our patient accounts receivable at September 30, 2012 and December 31, 2011, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

Malpractice, employment practices and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through September 30, 2012 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $500,000 per claim.

We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2012, we had cash of $276,000. The FDIC reinstated coverage on all non-interest bearing checking accounts through December 31, 2012. All non-interest bearing accounts are fully insured, regardless of the balance of the account.

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Facility. Our Credit Facility is a revolving credit facility and, as such, we borrow, repay and re-borrow amounts as needed, changing the average daily balance outstanding under our Credit Facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under our Credit Facility would have increased interest expense by $20,000 for the three months ended September 30, 2012 and by $112,000 for the nine months ended September 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures are designed also to ensure that such information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that we maintained effective disclosure controls and procedures at the reasonable assurance level as of September 30, 2012.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of legal proceedings, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS.

There have been no material changes from the information included in Part I, Item  1A. “Risk Factors” of the Company’s 2011 Form 10-K.

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

The Company uses the cost method to account for the repurchase of common stock and the average cost method to account for reissuance of treasury shares. During the nine months ended September 30, 2012, the Company repurchased 1,093,659 shares of common stock at an aggregate cost of $19.0 million, or an average cost per share of $17.39, excluding commissions. The remaining dollar value of shares authorized to be purchased under the Stock Repurchase Program is $30.4 million at September 30, 2012.

The following table summarizes the Company’s repurchase activity during the three months ended September 30, 2012:

Period	(a) Total number of shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31	424,288	$17.43	424,288	$38,025,000
August 1 — August 31	339,040	$17.54	339,040	$32,079,000
September 1 — September 30	93,370	$17.93	93,370	$30,405,000
Total for the third quarter of 2012	856,698	$17.53	856,698	$30,405,000

ITEM 6. EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to the Form 10-Q on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

10.1	Third Amended and Restated Credit Agreement, by and among LHC Group, Inc., Capital One, National Association, as a lender, administrative agent, sole book runner and sole lead arranger, JPMorgan Chase Bank, N.A., as a lender and syndication agent, Compass Bank, as a lender and documentation agent, and Whitney Bank and Regions Bank, as lenders, dated August 31, 2012 (previously filed as Exhibit 10.1 to the Form 8-K filed on September 4, 2012).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

LHC GROUP, INC.

Date: November 9, 2012	/s/ Peter J. Roman
Peter J. Roman
Executive Vice President and Chief Financial Officer (Principal financial officer)