Form 10-K
period 2012-12-31
LHC Group, Inc
filed 2013-03-18
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (117 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $273.9 million based on the closing sale price as reported on the NASDAQ Global Select Market. For purposes of this determination shares beneficially owned by officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.

There were 17,584,303 shares of common stock, $0.01 par value, issued and outstanding as of March 11, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2012 are incorporated by reference in Part II of this Annual Report on Form 10-K. Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

LHC GROUP, INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference herein contain certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “foresee,” “estimate,” “predict,” “potential,” “intend” and similar expressions are intended to identify forward-looking statements. Specifically, this Annual Report on Form 10-K contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2012;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operating and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in or future interpretations of fraud, anti-kickback or other laws.

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

Overview

We provide post-acute health care services to patients through our home nursing agencies, hospices and long-term acute care hospitals (“LTACHs”). As of December 31, 2012, through our wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, we operated in Alabama, Arkansas, Florida, Georgia, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, West Virginia and Washington. We operate in two segments: home-based services and facility-based services. As of December 31, 2012, we owned and operated 274 home-based service locations, with 232 home nursing agency locations, 32 hospices, three specialty agencies and four private duty agencies. As of December 31, 2012, we also managed the operations of three home nursing agencies in which we do not have an ownership interest. Our facility-based services included six long-term acute care hospitals with nine locations, a pharmacy, and a family health center.

We provide home-based post-acute health care services through our home nursing agencies and hospices. Our home nursing locations offer a wide range of services, including skilled nursing, medically-oriented social services and physical, occupational and speech therapy. The nurses, home health aides and therapists in our home nursing agencies work closely with patients and their families to design and implement individualized treatments in accordance with a physician-prescribed plan of care. Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors and volunteers. Of the 274 home-based services locations, 140 are wholly-owned by us, 124 are majority-owned or controlled by us through joint ventures, seven are operated through license lease arrangements, and we manage the operations of three home nursing agencies in which we have no ownership interest.

Our LTACH locations provide services primarily to patients with complex medical conditions who have transitioned out of a hospital intensive care unit but whose conditions remain too severe for treatment in a non-acute setting. As of December 31, 2012, our LTACHs had 220 licensed beds. Of our 11 facility-based services locations, six are wholly-owned by us and five are majority-owned or controlled by us through joint ventures.

Our net service revenue by segment for the years ended December 31, 2012, 2011 and 2010 was as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Home-Based Services	$563,741	$557,901	$555,110
Facility-Based Services	73,828	75,971	76,457

Consolidated Net Service Revenue	$637,569	$633,872	$631,567

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

Expand into new markets. We intend to continue expanding into new markets by utilizing our point of care technology, developing de novo locations and by acquiring existing Medicare-certified home nursing agencies in attractive markets throughout the United States. We will continue our unique strategy of partnering with non-profit hospitals in home health services, as these ventures provide significant return on investment. We also plan to acquire larger freestanding agencies that can serve as growth platforms in markets we do not currently serve in order to support our growth into new markets.

Pursue strategic acquisitions and develop joint ventures. We will continue to identify and evaluate opportunities for strategic acquisitions in new and existing markets that will enhance our market position, increase our referral base and expand the breadth of services we offer. We endeavor to joint venture with hospitals to provide post-acute services, such as home health and hospice services, in communities served by hospitals already operating Medicare-certified home health agencies.

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

Hospice. Our Medicare-certified hospice operations provide a full range of hospice services designed to meet the individual physical, spiritual and psychosocial needs of terminally ill patients and their families. Our hospice services are primarily provided in a patient’s home but can also be provided in a nursing home, assisted living facility or hospital. Key services provided include pain and symptom management accompanied by palliative medication, emotional and spiritual support, inpatient and respite care, homemaker services, dietary counseling, and family bereavement counseling and social worker visits for up to 13 months after a patient’s death.

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

Operations

Financial information relating to the home- and facility-based operating segments of our business including their contributions to our total net service revenue, operating income and total assets for each of the three years in the period ended December 31, 2012, 2011 and 2010, respectively, is found in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Home-Based Services

Our home nursing agencies are operated in one division that is separated into five geographical regions and further separated into individual operating areas. Each agency is staffed with experienced clinical home health and administrative professionals who provide a wide range of patient care services. Each of our home nursing agencies is licensed and certified by the state and federal governments. As of December 31, 2012, 266 of our 274 agencies were accredited by the Joint Commission, a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Those not yet accredited are working towards achieving this accreditation, a process which can take up to six months. As we acquire companies, we apply for accreditation 12 to 18 months after acquisition.

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

Facility-Based Services

Our LTACHs are operated in one division within one geographic region. Our facility-based services follow a clinical approach under which each patient is discussed in weekly, multidisciplinary team meetings. In these meetings, patient progress is assessed and compared to goals and future goals are set. We believe that this model results in higher quality care, predictable discharge patterns and the avoidance of unnecessary delays.

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

Joint Ventures

As of December 31, 2012, we had 70 equity joint ventures including 62 with hospitals, five with physicians, and three with other parties. We also operate three agency license leasing agreements.

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

We serve as the manager for our equity joint ventures and oversee their day-to-day operations. From a governance perspective, our equity joint ventures are either manager-managed or board-managed. In our manager-managed joint ventures, we are designated as the manager, and, in our board-managed joint ventures, we hold a majority of the votes required to take action, although a majority of our joint ventures require super majority approvals of certain actions. We possess a majority of the total votes available to be cast by the members of the management committee. However, in three of these joint ventures where we have partnered with not-for-profit hospitals, the hospitals control a majority of the total management committee votes. In such instances we possess the right to withdraw from the equity joint venture at any time upon notice to our partner in exchange for the receipt of a payment in an amount calculated in accordance with a predetermined formula. The members of our equity joint ventures participate in profits and losses in proportion to their equity interests. Distributions from our equity joint ventures are made pro-rata based on percentage ownership interests and are not based on referrals made to the equity joint venture by any of the members.

The 70 equity joint ventures individually contribute between 0.02% and 3.88% of our consolidated net service revenue with only two of the equity joint ventures accounting for greater than 3% of our total net service revenue for the twelve months ended December 31, 2012. LA Extended Care of Lafayette, in which we have a 87.23% ownership interest, contributed 3.77% and Mississippi HomeCare of Jackson, LLC, in which we have a 66.67% ownership interest, contributed 3.88% to our consolidated net service revenue for the year ended December 31, 2012.

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

License Leasing Agreements

As of December 31, 2012, we had three agreements to lease, through our wholly-owned subsidiaries, the right to use the home health licenses necessary to operate our home nursing agencies and hospice agencies. These leases are entered into when state law would otherwise prohibit the alienation and sale of home nursing agencies. The table below details the monthly fees and termination dates of the leasing agreements. Two of the agreements are based on net quarterly projections with a cap of $180,000 per year.

Number of agreements	2012 Current Monthly Fee	Increase in Monthly Fee	Initial Term Dates
1	$17,500	5% increase every three years	2017 with a 2 year automatic renewal
2	Based on net quarterly projections with a cap of $180,000.	None	2010 with a 5 year automatic renewal

In all three leasing arrangements, we have a right of first refusal in the event that the lessor intends to sell the leased agency to a third party.

Management Services Agreements

As of December 31, 2012, we had three management services agreements under which we manage the operations of home nursing agencies. We do not have ownership interest in the agencies subject to these management services agreements. We provide billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency. We are responsible for the costs associated with the locations and personnel required for the provision of services. We are compensated based on a percentage of cash collections for one agreement and reimbursed for operating expenses plus a percentage of operating net income for the remaining two agreements. The term of these arrangements is typically five years, with an option to renew for an additional five-year term. All management services agreements will automatically renew annually unless either party gives written notice of termination.

We record management services revenue as services are provided in accordance with the various management services agreements.

Competition

The home health care market is highly fragmented. According to MedPac, there were approximately 11,654 Medicare-certified home nursing agencies in the United States in 2010. In 2009 MedPac estimated that approximately 32% of Medicare-certified home health agencies were hospital-based or not-for-profit, freestanding agencies and 19% of home nursing agencies were located in rural markets. We believe we are well positioned to build and maintain long-term relationships with local hospitals, physicians and other health care providers and to become the highest quality post-acute provider in our markets. In our experience, because most rural areas have the population size to support only one or two general acute care hospitals, the local hospital often plays a significant role in rural market health care delivery systems. Rural patients who require home nursing frequently receive care from a small home care agency or an agency that, while owned and run by the hospital, is not an area of focus for that hospital. Similarly, patients in these markets who require services typically offered by long-term acute care hospitals are more likely to remain in the community hospital because it is often the only local facility equipped to deal with severe, complex medical conditions. By entering these markets through affiliations with local hospitals, competition for the services we provide is minimal.

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

We have also entered into various joint ventures with non-profit hospitals for the ownership and management of home nursing agencies and LTACHs. We are unaware of any competitor with this type of ownership mix.

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

Quality Control

The LHC Group Quality Council (“The Council”) is responsible for formulating quality of care indicators, identifying performance improvement priorities, and facilitating best-practices for quality care. As part of this council, we adopted the Plan, Do, Check, Act methodology. We also set forth a quality platform for home care that reviews the following:

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

The Clinical Quality Committee of the Board of Directors (“The Committee”) is responsible for advising the Company’s clinical leadership, monitoring the performance of our locations based on internal and external benchmarks, overseeing and evaluating the effectiveness of the performance improvement and quality plans, facilitating best practices based on internal and external comparisons and fostering enhanced awareness of clinical performance by the Board of Directors.

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

As required under the Medicare conditions of participation, we have a continuous quality improvement program, which involves:

•	ongoing education of staff and quarterly continuous quality improvement meetings at each of our agencies, facilities and home office;

•	monthly comprehensive audits of patient charts performed at each of our agencies and facilities;

•	at least annually, a comprehensive audit of patient charts is performed on each of our agencies and facilities;

•	review of Home Health Compare scores;

•	assessment of patient’s and/or family member’s perception of care using Press Ganey, Deyton or Thomson Reuters; and

•	assessment of infection control practices and risk events.

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

Compliance

We have established and continually maintain a comprehensive compliance and ethics program that is designed to assist all of our employees to meet or exceed applicable standards established by federal and state laws and regulations and industry practice. Our goal is to foster and maintain the highest standards of compliance, ethics, integrity and professionalism in every aspect of our business dealings.

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

Among other activities, our compliance department staff is responsible for the following activities:

•	drafting and revising the Company’s policies and procedures related to compliance and ethics issues;

•	reviewing, making recommended revisions, disseminating and tracking attestations to our Code of Conduct and Ethics;

•

measuring compliance with our policies and procedures, Code of Conduct and Ethics and legal and regulatory requirements related to the Medicare and Medicaid programs and other government healthcare programs, laws and regulations;

•

developing and providing compliance-related training and education to all of our employees and, as appropriate, directors, contractors and other representatives and agents, including new-hire compliance training for all new employees, annual compliance training for all employees, sales compliance training to all members of our sales team, billing compliance training to all members of our billing and revenue cycle team and other job-specific and role-based compliance training of certain employees;

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

All employees are required to report incidents, issues or other concerns that they believe in good faith may be in violation of our Code of Conduct and Ethics, our policies and procedures, applicable legal and regulatory requirements or the requirements of the Medicare and Medicaid programs and other government healthcare programs. All employees are encouraged to either contact our Chief Compliance Officer directly or to contact our 24-hour toll-free compliance hotline when they have questions or concerns about any compliance or ethics issues. All reports to our compliance hotline are kept confidential to the extent allowed by law, and employees have the option to remain anonymous. In cases reported to our compliance hotline that involve a compliance or ethics issue or any possible violation of law or regulation, the matter is referred to the compliance department for investigation. Retaliation against employees in connection with reporting compliance or ethical concerns is considered a serious violation of our Code of Conduct and Ethics, and, if it occurs, will result in discipline, up to and including termination of employment.

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

Technology and Intellectual Property

Our Service Value Point system is a proprietary information system that assists us in, among other things, monitoring clinical utilization and other cost factors, supporting our health care management techniques, internal benchmarking, clinical analysis, outcomes monitoring and claims generation, revenue cycle management and revenue reporting.

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

In addition to our Service Value Point system, our business is substantially dependent on non-proprietary software. We utilize a third-party software information system for billing and maintaining patient claim receivables for our LTACHs. As of December 31, 2012, our home nursing agencies primarily utilized two billing and patient claim systems.

We continue to implement, evaluate and refine our point of care (“POC”) roll out strategy. POC allows a visiting clinician access to records and other information from the patient’s home or at the point of care. This access also allows the clinician to complete required documentation at the point of care and submit it electronically into our patient record. As of December 31, 2012, we had 125 locations (home health and hospice) on POC. We plan to continue converting our locations to POC and expect to be completed by 2014.

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

Reimbursement

Medicare

The federal government’s Medicare program, governed by the Social Security Act of 1965, reimburses health care providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services (“HHS”) and the Centers for Medicare & Medicaid Services (“CMS”). Medicare payments accounted for 77.9%, 79.7% and 80.5% of our net service revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.

In 2011, sequestration was used in the Budget Control Act of 2011(BCA, P.L. 112-25) as a tool in federal budget control. Sequestration is a procedure in United States law that limits the size of the federal budget. Sequestration involves setting a hard cap on the amount of government spending within broadly-defined categories; if Congress enacts annual appropriations legislation that exceeds these caps, an across-the-board spending cut is automatically imposed on these categories, affecting all departments and programs by an equal percentage. This 2011 act authorized an increase in the debt ceiling in exchange for $2.4 trillion in deficit reduction over the following ten years. This total included $1.2 trillion in spending cuts identified specifically in the legislation, with an additional $1.2 trillion in cuts that were to be determined by a bipartisan group of Senators and Representatives known as the “Super Committee” or officially as the United States Congress Joint Select Committee on Deficit Reduction. The Super Committee failed to reach an agreement. In that event, a trigger mechanism in the bill was activated to implement across-the-board reductions in the rate of increase in spending known as sequestration. Sequestration was triggered on March 1, 2013 for non-exempted spending other than Medicare. Due to the Congressional Budget Act, sequestration’s impact on Medicare spending is triggered on the first day of the first month after the order is put into effect. The sequestration cut to Medicare will begin on April 1, 2013 and will reduce Medicare payments for patients whose service dates end on or after April 1, 2013 by 2%.

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

We receive a standard prospective Medicare payment for delivering care over a base 60-day period, referred to as an episode of care. There is no limit to the number of episodes a beneficiary may receive as long as he or she remains eligible. Most patients complete treatment within two payment episodes. The base episode payment, established through federal legislation, is a flat rate that is adjusted upward or downward based upon differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity and service utilization. The magnitude of the adjustment is determined by each patient’s categorization into one of 153 payment groups, known as Home Health Resource Groups and the costliness of care for patients in each group relative to the average patient. Our payment is further adjusted for differences in local labor costs using the hospital wage index. We bill and are reimbursed for services in two stages: an initial request for advance payment when the episode commences and a final claim when it is completed. We submit all Medicare claims through the Medicare Administrative Contractors for the federal government. We receive 60% of the estimated payment for a patient’s initial episode up-front (after the initial assessment is completed and upon initial billing) and the remaining 40% upon completion of the episode and after all final treatment orders are signed by the physician. In the event of subsequent episodes, reimbursement timing is 50% up-front and 50% upon completion of the episode. Final payments may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (1) an outlier payment if the patient’s care was unusually costly; (2) a low utilization adjustment if the number of visits was fewer than five; (3) a partial payment if the patient transferred to another provider before completing the episode; or (4) a payment adjustment based upon the level of therapy services required in the population base. Because such adjustments are determined upon the completion date of the episode, retroactive adjustments could impact our financial results.

In 2011, CMS finalized two provisions of the Patient Protection and Affordable Care Act (“the PPACA”): (1) a face-to-face encounter requirement for home health and hospice; and (2) changes in the therapy assessment schedule. As a condition for Medicare payment, the PPACA mandates that prior to certifying a patient’s eligibility for home health services, the certifying physician must document that he or she, or a non-physician practitioner that meets the requirements of the rule, has had a face-to-face encounter with the patient that relates to the condition for which the patient receives home health services. The encounter must occur within 90 days prior to the start of care or 30 days after the start of care. Documentation regarding these encounters must be present on certifications.

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

The base payment rate for Medicare home nursing was $2,138.52, $2,192.07 and $2,312.94 per 60 day episode for the calendar years of 2012, 2011 and 2010, respectively. In 2013, the base payment rate for Medicare home nursing per 60 day episode is $2,137.73. The base payment rate does not include the 2% reduction to Medicare payment through sequestration as mandated by the Congressional Budget Act.

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

The Office of Inspector General (“OIG”) of HHS has a responsibility to report both to the Secretary of HHS and to Congress any program or management problems related to programs such as Medicare. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. The OIG has undertaken a study with respect to Medicare reimbursement for home health services. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.

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

Medicare limits the reimbursement we may receive for inpatient care services of hospice patients. Under the “80-20 rule,” if the number of inpatient care days furnished by us to Medicare beneficiaries exceeds 20% of the total days of hospice care furnished by us to Medicare beneficiaries, Medicare payments to us for inpatient care days exceeding the inpatient cap will be reduced to the routine home care rate. This determination is made annually based on the 12-month period beginning on November 1st each year. This limit is computed on a program-by-program basis. Our hospices did not exceed the cap on inpatient care services during 2011 or 2010. We have not received notification that any of our hospices have exceeded the cap on inpatient care services during 2012.

Our Medicare hospice reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period, which runs from November 1 through October 31 of the following year. We have not received notification that any of our hospices have exceeded the cap on per beneficiary limits during 2012.

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

On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider is calculated by multiplying the number of beneficiaries electing hospice care from September 28, 2011 to September 27, 2012 by a statutory amount that is indexed for inflation. The per beneficiary cap amount was $25,377 for the twelve-month period ended October 31, 2012 and $24,528 for the twelve month period ended October 31, 2011. There will be a cap liability if actual payments per the Provider Statistical and Reimbursement report for the period of November 1, 2011 to October 31, 2012 exceed the beneficiary cap amount.

In 2011, CMS finalized a face-to-face encounter requirement applicable to hospice. This requirement mandated that a physician or nurse practitioner must have a face-to-face encounter with the patient no later than the 30 day period prior to the 180th-day recertification (third benefit period) and each subsequent recertification in order to gather clinical findings that support continued hospice care, and that the certifying hospice physician must attest that such a visit took place.

Long-Term Acute Care Hospitals. All Medicare payments to our LTACHs are made in accordance with a prospective payment system specifically applicable to long-term acute care hospitals, referred to as “LTACH-PPS.” There have been significant regulatory changes over the last few years, including reimbursement changes, which have affected our net operating revenues and, in some cases, caused us to change our operating model and business strategies.

The LTACH-PPS is based on a prospective payment system specifically applicable to LTACHs. It was established by CMS final regulations published on August 30, 2002, and applies to LTACHs for cost reporting periods beginning on or after October 1, 2002. Under the LTACH-PPS, each patient discharged from an LTACH was assigned a distinct LTC-DRG and an LTACH is generally paid a pre-determined fixed amount applicable to the assigned LTC-DRG (adjusted for area wage differences), subject to exceptions for short stay and high cost outlier patients (described below). Beginning with discharges on or after October 1, 2007, CMS implemented a new patient classification system with categories referred to as “MS-LTC-DRGs.” The new classification categories take into account the severity of the patient’s condition. The payment amount for each MS-LTC-DRG is intended to reflect the average cost of treating a Medicare patient assigned to that MS-LTC-DRG in an LTACH.

Standard Federal Rate

Payment under the LTACH-PPS is dependent on determining the patient classification, that is, the assignment of the case to a particular MS-LTC-DRG, the weight of the MS-LTC-DRG and the standard federal payment rate. There is a single standard federal rate that encompasses both the inpatient operating costs, which includes a labor and non-labor component, and capital-related costs that CMS updates on an annual basis. LTACH-PPS also includes special payment policies that adjust the payments for some patients based on the patient’s length of stay, the facility’s costs, whether the patient was discharged and readmitted and other factors.

Short Stay Outlier Policy

CMS established a different payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG, referred to as a short stay outlier, or “SSO.” When LTACH-PPS was established, SSO cases were paid based on the lesser of (1) 120% of the average cost of the case; (2) 120% of the LTC-DRG specific per diem amount multiplied by the patient’s length of stay; or (3) the full LTC-DRG payment. CMS modified the payment methodology for discharges occurring on or after July 1, 2006, which changed the limitation in clause (1) above to reduce payment for SSO cases to 100% (rather than 120%) of the average cost of the case, and also added a fourth limitation, potentially further limiting payment for SSO cases at a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital inpatient prospective payment system, or “IPPS”. Under this methodology, as a patient’s length of stay increases, the percentage of the per diem amount based upon the IPPS component will decrease and the percentage based on the MS-LTC-DRG component will increase.

Modification of Short Stay Outlier Policy

Effective December 29, 2012, the SSO rule was further revised adding a category referred to as a “very short stay outlier” for discharges. For cases with a length of stay that is less than the average length of stay plus one standard deviation for the same MS-DRG under IPPS, referred to as the so-called “IPPS comparable threshold,” the rule lowers the LTACH payment to a rate based on the general acute care hospital IPPS per diem. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the SSO payment policy.

High Cost Outliers

Some cases are extraordinarily costly, producing losses that may be too large for hospitals to offset. Cases with unusually high costs, referred to as “high cost outliers,” receive a payment adjustment to reflect the additional resources utilized. CMS provides an additional payment if the estimated costs for the patient exceed the adjusted MS-LTC-DRG payment plus a fixed-loss amount that is established in the annual payment rate update.

Interrupted Stays

An interrupted stay is defined as a case in which an LTACH patient is admitted upon discharge to a general acute care hospital, IRF, skilled nursing facility or a swing-bed hospital and returns to the same LTACH within a specified period of time. If the length of stay at the receiving provider is equal to or less than the applicable fixed period of time, it is considered to be an interrupted stay case and is treated as a single discharge for the purposes of payment to the LTACH.

Freestanding, HwH and Satellite LTACHs

LTACHs may be organized and operated as freestanding facilities or as a hospital within a hospital, or “HwH”. An HwH is an LTACH that is located on the campus of another hospital. In this case, “campus” means the physical area immediately adjacent to a hospital’s main buildings, other areas and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other areas determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital’s campus. An LTACH, whether freestanding or an HwH, that uses the same Medicare provider number of an affiliated “primary site” LTACH is known as a “satellite.” Under Medicare policy, a satellite LTACH must be located within 35 miles of its primary site LTACH and be administered by such primary site LTACH. A primary site LTACH may have more than one satellite LTACH. CMS sometimes refers to a satellite LTACH that is freestanding as a “remote location.” As of December 31, 2012, we had a total of nine LTACH facilities, with 220 licensed beds. Eight of our LTACH facilities were classified as HwHs and one as freestanding. Of the eight HwH facilities, three were located in Metropolitan Statistical Area (“MSA”) or urban areas and five were located in non-MSA or rural areas. One of our HwH facilities was a satellite location of a parent hospital located in an MSA and one was a satellite location of a parent hospital located in a non-MSA. Our single freestanding location was a freestanding remote site of a parent located in an MSA.

LTACH Certification Criteria

The LTACH-PPS regulations define the criteria that must be met in order for a hospital to be certified as an LTACH. To be eligible for payment under the LTACH-PPS, a hospital must be primarily engaged in providing inpatient services to Medicare beneficiaries with medically complex conditions that require a long hospital stay. In addition, by definition, LTACHs must meet certain facility criteria, including (1) instituting a review process that screens patients for appropriateness of an admission and validates the patient criteria within 48 hours of each patient’s admission, evaluates regularly their patients for continuation of care and assesses the available discharge options; (2) having active physician involvement with patient care that includes a physician available on-site daily and additional consulting physicians on call; and (3) having an interdisciplinary team of healthcare professionals to prepare and carry out an individualized treatment plan for each patient.

An LTACH must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days. LTACHs that fail to exceed an average length of stay of 25 days during any cost reporting period may be paid under the general acute care hospital IPPS if not corrected within established timeframes. CMS, through its contractors, determines whether an LTACH has maintained an average length of stay of greater than 25 days during each annual cost reporting period. In the preamble to the final rule for fiscal year 2012, CMS clarified its policy on the calculation of the average length of stay by specifying that all data on all Medicare inpatient days, including Medicare Advantage days, must be included in the average length of stay calculation effective for cost reporting periods beginning on or after January 1, 2012.

25 Percent Rule

The 25 Percent Rule is a downward payment adjustment that applies to Medicare patients discharged from LTACHs who were admitted from a co-located hospital or a non-co-located hospital and caused the LTACH to exceed the applicable percentage thresholds of discharged Medicare patients. To the extent that any LTACH’s or LTACH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTACH or LTACH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges would be subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold are reimbursed at a rate comparable to that under general acute care IPPS, which is generally lower than LTACH-PPS rates. Cases that reach outlier status in the referring hospital do not count toward the limit and are paid under LTACH-PPS.

For HwHs that meet specified criteria and were in existence as of October 1, 2004, the Medicare percentage thresholds were phased in over a four year period starting with hospital cost reporting periods that began on or after October 1, 2004. For HwHs opened after October 1, 2004, the Medicare percentage threshold has been established at 25% except for HwHs located in rural areas or co-located with an MSA dominant hospital or single urban hospital (as defined by current regulations) where the percentage is no more than 50%, nor less than 25%. All of our LTACH’s are in rural areas or are collocated with an MSA dominant hospital.

The SCHIP Extension Act (as amended by the American Recovery and Reinvestment Act, or the “ARRA,” see below) and the PPACA has limited the application of the Medicare percentage threshold to HwHs in existence on October 1, 2004 and subject to the four year phase in described above. For these HwHs, the percentage threshold is no lower than 50% for a five year period to commence on an LTACH’s first cost reporting period to begin on or after October 1, 2007, except for HwHs located in rural areas and those which receive referrals from MSA dominant hospitals or single urban hospitals, in which cases the percentage threshold is no more than 75% during the same five cost reporting years.

For cost reporting periods beginning on or after July 1, 2007, CMS expanded the 25 Percent Rule to apply a payment adjustment to Medicare patients admitted from any individual hospital in excess of the specified percentage threshold. Previously, the percentage threshold payment adjustment was applicable only to Medicare admissions from hospitals co-located with an LTACH or satellite of an LTACH. The expanded 25 Percent Rule subjects free-standing LTACHs, grandfathered HwHs and grandfathered satellites to the Medicare percentage threshold payment adjustment, as well as HwHs that admit Medicare patients from non-co-located hospitals. Two of our LTACH facilities are grandfathered HwH’s.

The SCHIP Extension Act, as amended by the ARRA, postponed the application of the percentage threshold to all free-standing and grandfathered HwHs for a three year period commencing on an LTACH’s first cost reporting period on or after July 1, 2007. However, the SCHIP Extension Act did not postpone the application of the percentage threshold, or the transition period, to those Medicare patients discharged from an LTACH HwH or satellite that were admitted from a non-co-located hospital. The ARRA limits application of the percentage threshold to no more than 50% of Medicare admissions to grandfathered satellites from a co-located hospital for a three year period commencing on the first cost reporting period beginning on or after July 1, 2007. The PPACA included a two-year extension of the limits placed on the 25 Percent Rule by the SCHIP Extension Act, as amended by the ARRA.

The 25 Percent Rule is highly complex and CMS has issued only limited guidance. Based on our discussions with CMS, we believe each of our satellite and remote locations will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations. If the 25 Percent Rule is extended, as planned, to freestanding LTACHs after the three-year delay (established in the MMSEA), our current freestanding facility would not likely be affected because we currently do not receive more than 25% of our Medicare admissions from any single referring hospital.

For the 12 months ended December 31, 2012, on an individual basis, our LTACH admissions were under the proper threshold as of the current cost report year date of August 31, 2012. We acquired LTACHs in 2010 and 2009 both of which were grandfathered LTACHs and, therefore, have no limitations under MMSEA with respect to the number of patients that can be admitted from the host hospital. One LTACH is not subject to these limits on host hospital referrals because it is not an HwH. All of our LTACHs maintain compliance with non-co-located hospital referral thresholds.

After the expiration of the regulatory relief provided by the SCHIP Extension Act, the ARRA and the PPACA, as described above, our LTACHs (whether freestanding, HwH or satellite) will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage threshold of all Medicare patients discharged from the LTACH during the cost reporting period. If the 25 Percent Rule, as originally adopted by CMS, becomes effective after the expiration of the applicable provisions of the SCHIP Extension Act, the ARRA and the PPACA, these regulatory changes will collectively cause an adverse effect on our operating revenues and profitability in 2013 and beyond. However, this adverse effect could be partially mitigated if we are able to implement certain operational changes.

Extension of Changes Made by the Medicare, Medicaid, and SCHIP Extension Act of 2007

On March 23, 2010, President Obama signed into law the PPACA. The PPACA adopts significant changes to the Medicare program that are particularly relevant to our LTACHs. Among other changes, the PPACA applies a market basket payment adjustment to LTACHs. In addition, the PPACA includes a two-year extension to sections of the SCHIP Extension Act, as amended by the ARRA. The two-year extension applies the relief granted to the 25 Percent Rule payment adjustment, the one-time budget neutrality adjustment and the very short stay outlier payment adjustment. The two-year extension also applies to the moratorium on new LTACHs and new LTACH beds adopted in the SCHIP Extension Act.

Medicare Market Basket Adjustments

The PPACA instituted a market basket payment adjustment to LTACHs. In fiscal year 2010, LTACHs were subject to a market basket reduction of 0.25% for discharges occurring after April 1, 2010 through September 30, 2010. In fiscal year 2011, LTACHs were subject to a market basket reduction of 0.5%. There will be a slightly smaller 0.1% market basket reduction for LTACHs in fiscal years 2012 and 2013. In fiscal year 2014, the market basket update will be reduced by 0.3%. Fiscal years 2015 and 2016 the market basket update will be reduced by 0.2%. Finally, in fiscal years 2017 through 2019, the market basket update will be reduced by 0.75%. The PPACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

Hospital Wage Index

The PPACA calls for CMS to abandon the current system of calculating the hospital wage index based on data submitted in hospital cost reports, which currently has a four year lag in data. In its place, CMS is required to develop and present to Congress a comprehensive reform plan using Bureau of Labor Statistics data, or other data or methodologies, to calculate relative wages for each geographic area involved. Although the PPACA addresses the hospital wage index generally, this change presumably applies to LTACHs given that the LTACH-PPS wage index is computed using wage data from general acute care hospitals.

Recent changes to the LTACH prospective pay system

Proposed rules specifically related to LTACHs are generally published in January, finalized in May and effective on July 1st of each year. Additionally, LTACHs are subject to annual updates to the rules related to the IPPS, which are typically proposed in May, finalized in August and effective on October 1st of each year. In the annual payment rate update for the 2010 fiscal year, CMS consolidated the two historical annual updates into one annual update. The final rule adopted a 15-month rate update for fiscal year 2009 and moved the LTACH-PPS from a July-June update cycle to an October-September cycle. Beginning fiscal year 2010 the LTACH rate year will begin October 1, coinciding with the start of the federal fiscal year.

The following is a summary of significant changes to the Medicare LTACH-PPS that has occurred during several years.

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

June 3, 2009 Interim Final Rule. On June 3, 2009, CMS published an interim final rule in which CMS adopted a new table of MS-LTC-DRG relative weights that applied to the remainder of fiscal year 2009 (through September 30, 2009). This interim final rule revises the MS-LTC-DRG relative weights for payment under the LTACH-PPS for fiscal year 2009 due to CMS’s misapplication of its established methodology in the calculation of the budget neutrality factor. This error resulted in relative weights that are higher, by approximately 3.9% for all of fiscal year 2009 (October 1, 2008 through September 30, 2009) which has the effect of reducing reimbursement by approximately 3.9%. However, CMS only applied the corrected weights to the period from June 3, 2009 through September 30, 2009.

July 31, 2009 Final Rule. On July 31, 2009, CMS released its annual payment rate update for the LTACH-PPS for “fiscal year 2010” (affecting discharges and cost reporting periods beginning on or after October 1, 2009 and before September 30, 2010). For fiscal year 2010 CMS adopted a 2.5% increase in payments under the LTACH-PPS. As a result, the standard federal rate for fiscal year 2010 is set at $39,897, an increase from $39,114 in fiscal year 2009. The increase in the standard federal rate uses a 2.0% update factor based on the market basket update of 2.5% less an adjustment of 0.5% to account for changes in documentation and coding practices. The fixed loss amount for high cost outlier cases is set at $18,425. This is a decrease from the fixed loss amount in the 2009 rate year of $22,960.

The July 31, 2009 annual payment rate update also included an interim final rule with comment period implementing provisions of the ARRA discussed above, including amendments to provisions of the SCHIP Extension Act relating to payments to LTACHs and LTACH satellite facilities and increases in beds in existing LTACHs and LTACH satellite facilities under the LTACH-PPS.

In the same federal register, CMS finalized three interim final rules. First, CMS finalized the June 3, 2009 interim final rule that adopted a new table of MS-LTC-DRG relative weights for the period between June 3, 2009 and September 30, 2009. Second, CMS finalized the May 6, 2008 interim final rule that implemented changes to LTACH-PPS mandated by the SCHIP Extension Act addressing: (1) payment adjustments for certain short-stay outliers, (2) the federal standard rate for the last three months of rate year 2008, and (3) adjustment of the high cost outlier fixed-loss amount. Finally, CMS finalized the May 22, 2008 interim final rule that implemented changes to LTACH-PPS mandated by the SCHIP Extension Act modifying the percentage threshold policy for certain LTACHs and addressing the three-year moratorium on the establishment of new LTACHs and bed increases at existing LTACHs and LTACH satellites.

On June 2, 2010, CMS published a notice of changes to the payment rates for LTACH-PPS during the portion of fiscal year 2010 occurring on or after April 1, 2010. The standard federal rate for discharges occurring on or after April 1, 2010 was revised downward to $39,795 from $39,897 established in the original final rule for fiscal year 2010. This change to the LTACH-PPS standard federal rate for the remainder of fiscal year 2010 was based on an additional market basket reduction of 0.25% as mandated by the PPACA. The notice revised the fixed-loss amount for high cost outlier cases for fiscal year 2010 discharges occurring on or after April 1, 2010 to $18,615, which was higher than the fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010.

Fiscal Year 2011 On August 16, 2010, CMS published the policies and payment rates for LTACH-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard federal rate for fiscal year 2011 is $39,600, which is a decrease from the fiscal year 2010 standard federal rate of $39,897 in effect from October 1, 2009 to March 31, 2010 and the fiscal year 2010 standard federal rate of $39,795 that went into effect on April 1, 2010. This update to the LTACH-PPS standard federal rate for fiscal year 2011 is based on a market basket increase of 2.5% less a reduction of 2.5% to account for what CMS attributes as an increase in case-mix in prior periods that resulted from changes in documentation and coding practices less an additional reduction of 0.5% as mandated by the PPACA. The final rule establishes a fixed-loss amount for high cost outlier cases for fiscal year 2011 of $18,785, which is higher than the fiscal year 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010 and the $18,615 that went into effect on April 1, 2010. The final rule also included revisions to the relative weights for each of the MS-LTC-DRGs for fiscal year 2011.

Fiscal Year 2012 On August 18, 2011, CMS published the policies and payment rates for LTACH-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 through September 30, 2012). The standard federal rate for fiscal year 2012 was $40,222, an increase from the fiscal year 2011 standard federal rate of $39,600. The final rule established a fixed-loss amount for high cost outlier cases for fiscal year 2012 of $17,931, which is a decrease from the fixed loss amount in the 2011 fiscal year of $18,785.

Fiscal Year 2013 On August 1, 2012 CMS released its final rule for LTACH Medicare reimbursement for fiscal year 2013 which spans from October 1, 2012 through September 30, 2013. In aggregate, payments for fiscal year 2013 will increase by 1.8% over fiscal year 2012 rates. The 1.8% increase consists of a 2.6% inflationary market basket update offset by a 0.7% reduction for the productivity adjustment, a 0.1% reduction to the market basket as defined by the PPACA. LTACH payment rates will also be reduced by approximately 1.3% to 0.5% for the “one-time” budget neutrality adjustment for discharges on or after December 29, 2012. The 0.5% does not include the 2% reduction to Medicare payments caused by sequestration.

The fiscal year 2013 rule also includes:

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

The labor-related share of the LTACH-PPS standard federal rate is adjusted annually to account for geographic differences in area wage levels by applying the applicable LTACH-PPS wage index. CMS adopted a decrease in the labor-related share from 75.271% to 70.199% under the LTACH-PPS for fiscal year 2012.

In addition, CMS applied an area wage level budget neutrality factor to the standard federal rate to make annual changes to the area wage level adjustment budget neutral. Previously, there was no statutory or regulatory requirement that these adjustments to the area wage level be made in a budget neutral manner. The final rule creates a regulatory requirement that any adjustments or updates to the area wage level adjustment be made in a budget neutral manner such that estimated aggregate LTACH-PPS payments are not affected.

An LTACH must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days. In the preamble to the final rule for fiscal year 2012, CMS clarified its policy on the calculation of the average length of stay by specifying that all data on all Medicare inpatient days, including Medicare Advantage days, must be included in the average length of stay calculation effective for cost reporting periods beginning on or after January 1, 2012.

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

In response to the challenges associated with collecting from commercial payors we began negotiating higher reimbursement rates with a majority of our commercial payors. As of December 31, 2012, our Managed Care contracts included 93 different payors between all our divisions, six of those were national contracts, 19 were regional contracts and 68 were state and local contracts/standing letters of agreement. However, if we are unable to continue negotiating higher reimbursement rates with commercial payors or if commercial payors continue to reduce health care costs through reduction in home health reimbursement, it could have a material adverse impact on our financial results.

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

Office of Inspector General

The Department of Health and Human Services OIG has a responsibility to report any program or management problems related to programs such as Medicare to the Secretary of HHS and Congress. The OIG’s duties are carried out through a nationwide network of audits, investigations and inspections. Each year, the OIG outlines areas it intends to review relating to a wide range of providers. As part of its annual process, the OIG describes topics relating to, among others, home health, hospice and long-term care hospitals. No estimate can be made at this time regarding the impact, if any, of the OIG’s findings.

Medicare Participation

During the years ended December 31, 2012, 2011 and 2010, we received 77.9, 79.7% and 80.5%, respectively, of our consolidated net service revenue from Medicare. We expect to continue to receive the majority of our consolidated net service revenue from serving Medicare beneficiaries. Medicare is a federally funded and administered health insurance program, primarily for individuals who are 65 or older or who are disabled. To participate in the Medicare program and receive Medicare payments, our agencies and facilities must comply with regulations promulgated by CMS. Among other things, these requirements, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care. Although we intend to continue to participate in the Medicare reimbursement programs, we cannot guarantee that our agencies, facilities and programs will continue to qualify for participation.

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

From time to time, various federal and state agencies, such as CMS and DHHS, issue pronouncements, including fraud alerts, that identify practices that may be subject to heightened scrutiny. For example, the OIG’s fiscal year 2013 Work Plan describes, among other things, the government’s intention to examine the compliance with Face to Face requirements, monitor the employment of home health aides with criminal convictions, Medicare oversight for timeliness of recertification and complaint surveys conducted by the state, review the OASIS data to ensure submitted accurately and that billing codes on the claim are consistent with the OASIS data, review compliance with documentation required in support of the claims paid by Medicare, and review cost report data to analyze home health agency revenue and expense trends against PPS to determine whether the payment methodology should be adjusted.

In June 1995, the OIG issued a special fraud alert that focused on the home nursing industry and identified some of the illegal practices the OIG has uncovered. In March 1998, the OIG issued a special fraud alert titled, Fraud and Abuse in Nursing Home Arrangements with Hospices. This special fraud alert focused on payments received by nursing homes from hospices. We believe, but cannot assure, that our operations comply with the principles expressed by the OIG in these special fraud alerts.

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

The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock. If a physician owns stock in an entity and the stock is listed on a national exchange or is quoted on NASDAQ and the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. The requirements for this Stark Law exception include a requirement that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2012, 2011 and 2010, we have exceeded $75.0 million in stockholders’ equity.

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

In addition, in 2009, the Health Information Technology for Economic and Clinical Health (HITECH) Act (enacted as part of the American Reinvestment and Recovery Act of 2009) expanded some of our obligations under the existing HIPAA privacy and security provisions, including:

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

In January 2013, HHS published a Final Rule implementing provisions of the HITECH Act addressing the privacy and security requirements for health information established under HIPAA.

The significant changes in the Final Rule include:

•

expansion of the HIPAA privacy and security regulations to business associates (contractors and subcontractors) of providers that receive protected health information, and provides a timeline for amendment of existing contracts to ensure compliance;

•	increased penalties for noncompliance based on four levels of negligence with a maximum penalty of $1.5 million per violation;

•	clarification of the circumstances under which breaches of unsecured health information must be reported to HHS;

•	expansion of individual rights to request copies of electronic records in electronic form;

•	modifies authorization requirements for specific records relating to research, immunizations and decedents;

•	limiting use and disclosure of information for marketing and fundraising purposes;

•	prohibiting the sale of individuals’ health information without their permission; and

•	extends privacy rule protections to genetic information, and prohibits most health plans from using or disclosing genetic information for underwriting purposes.

These regulatory requirements impose significant administrative and financial obligations on companies like us that use or disclose electronic health information. We are modifying our existing HIPAA privacy and security policies and procedures to comply with the new regulations.

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

Environmental Health and Safety Laws

We are subject to federal, state and local regulations governing the storage, use and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental laws and regulations. We do not have any violations related to compliance with environmental, health and safety laws through 2012.

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

The institutional pharmacy operations within our facility-based services segment are also subject to regulation by the various states in which we conduct the pharmacy business, as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, administered by the United States Drug Enforcement Administration, dispensers of controlled substances must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. We do not have any violations related to the Comprehensive Drug Abuse Prevention and Control Act of 1970 through 2012.

Certificate of Need and Permit of Approval Laws

In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing or expanding certain health services or facilities. States with certificate of need or permit of approval laws place limits on both the construction and acquisition of health care facilities and operations and the expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding certain amounts that involve certain facilities or services, including home nursing agencies. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program. The following states issue certificates of need or permits of approval: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, South Carolina, Tennessee, Vermont, Washington, West Virginia and the District of Columbia. In addition, the state of Louisiana has imposed a moratorium on the issuance of new licenses for home nursing agencies that we expect to remain in effect for 2013.

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

Accreditations

The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of December 31, 2012, the Joint Commission had accredited 266 of our 274 agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after acquisition.

Employees

As of December 31, 2012, we had 7,903 employees, of which 5,201 were full-time. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.

Insurance

We are subject to claims and legal actions in the ordinary course of our business. To cover claims that may arise, we maintain professional malpractice liability insurance, general liability insurance, automobile liability insurance and workers’ compensation/employer’s liability insurance in amounts that we believe are appropriate and sufficient for our operations. We maintain professional malpractice and general liability insurance that provide primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. We maintain workers’ compensation insurance that meets state statutory requirements with a primary employer liability limit of $1.0 million for Alabama, Arkansas, Florida, Georgia, Idaho, Kentucky,

Louisiana, Maryland, Mississippi, Missouri, North Carolina, Oklahoma, Oregon, Tennessee, Texas, Virginia, and West Virginia. There are no limits to employer liability in Ohio and Washington. The Company is self-insured for the first $350,000 in workers compensation liability. We maintain automobile liability insurance for all owned, hired and non-owned autos with a primary limit of $1.0 million. In addition, we currently maintain multiple layers of umbrella coverage in the aggregate amount of $40.0 million that provides excess coverage for professional malpractice, general liability, automobile liability and employer’s liability. We maintain directors and officers liability insurance in the aggregate amount of $45.0 million, with an additional $10.0 million of Side A coverage. The cost and availability of insurance coverage has varied widely in recent years. While we believe that our insurance policies and coverage are adequate for a business enterprise of our type, we cannot guarantee that our insurance coverage is sufficient to cover all future claims or that it will continue to be available in adequate amounts or at a reasonable cost.

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

The PPACA and the Health Care Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into law by President Obama on March 23, 2010, and March 30, 2010, respectively. The Acts dramatically alter the United States health care system and are intended to decrease the number of uninsured Americans and reduce overall health care costs. The Acts attempt to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, and tying reimbursement to the satisfaction of certain quality criteria. The Acts also contain a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs. Because a majority of the measures contained in the Acts have not yet taken effect, it is difficult to predict the impact the Acts will have on our operations. However, depending on how they are ultimately interpreted and implemented, the Acts could have an adverse effect on our business and its financial condition and results of operations.

We derive a majority of our consolidated net service revenue from Medicare. If there are changes in Medicare rates or methods governing Medicare payments for our services, or if we are unable to control our costs, our results of operations and cash flows could decline materially.

For the years ended December 31, 2012, 2011 and 2010, we received 77.9%, 79.7% and 80.5%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. Reductions in Medicare reimbursement could be caused by many factors, including:

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

We receive fixed payments from Medicare for our services based on the level of care provided to our patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing these services. Medicare currently provides for an annual adjustment of the various payment rates, such as the base episode rate for our home nursing services, based upon the increase or decrease of the medical care expenditure category of the Consumer Price Index, which may be less than actual inflation. This adjustment could be eliminated or reduced in any given year. In 2012 we experienced an approximate 2.4% cut in home health reimbursement for our Medicare patients and expect an additional 1.1% cut in 2013. Also beginning on April 1, 2013 Medicare reimbursement will be cut an additional 2% through sequestration as mandated by the Congressional Budget Act. Further, Medicare routinely reclassifies home health resource groups and long-term care diagnosis-related groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our results of operations, net income and cash flows could be adversely impacted.

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

If our LTACHs fail to meet or maintain the standards for Medicare certification as LTACHs, such as for average minimum length of patient stay, they will receive reimbursement under the prospective payment system applicable to general acute care hospitals rather than the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in our LTACHs receiving less Medicare reimbursement than they currently receive for their patient services. Moreover, all but one of our LTACHs are subject to additional Medicare criteria because they operate as separate hospitals located in space leased from and located in a general acute care hospital, known as a host hospital. This is known as a “hospital within a hospital” model. These additional criteria include requirements concerning financial and operational separateness from the host hospital. If any of our LTACHs were subject to payment as general acute care hospitals or failed to comply with the separateness requirements, our net service revenue and net income would decline.

CMS has adopted regulations that could materially and adversely affect the results of operations and cash flows of our long-term acute care hospitals.

In a final rule released on May 1, 2007, CMS expanded the Medicare admissions threshold to apply not only to long-term acute care HwHs and satellites but also to freestanding LTACHs and grandfathered LTACHs. The policy also applies to HwHs and satellites that admit Medicare patients from non-co-located hospitals. While this policy change was supposed to take effect for cost reporting periods beginning on or after July 1, 2007, the MMSEA delayed the implementation of the policy initially for three years and then for an additional two years with respect to freestanding LTACHs and grandfathered LTACHs. Further, the MMSEA set the percentage threshold at 50% for three years for HwHs and satellites located in urban areas that would otherwise be subject to a transition period and it established a 75% ceiling for HwHs and satellite facilities located in rural areas and those that receive referrals from MSA dominant hospitals or urban single hospitals. The fiscal year 2013 IPPS/LTACH-PPS final rule extended the 25% thresholds established under MMSEA for cost reporting periods beginning on or after October 1, 2012 and before October 1, 2013.

As of December 31, 2012, we had a total of nine LTACH locations; eight of our LTACHs were classified as HwHs and one was freestanding. Of the eight HwH facilities, five were located in rural or non-MSAs and were, therefore, subject to a final admission percentage of 50% at the end of the phase-in period. Three of our HwH facilities were located in MSA or urban areas and will be subject to a final admission percentage of 25% at the end of the phase-in period. Of the eight locations classified as HwHs, one facility was a satellite location of a parent hospital located in an MSA and one was a satellite location of a parent hospital located in a non-MSA. Based on our discussions with CMS, we believe each of these satellite locations will be viewed as being located in a non-MSA regardless of the location of its parent hospital and will be treated independently from its parent for purposes of calculating its compliance with the admissions limitations. If the “25 Percent Rule” is extended, as planned, to freestanding LTACHs after the implementation delay established in the MMSEA, our current freestanding facility would not likely be affected because we currently do not receive more than 25% of our Medicare admissions from any single referring hospital.

For the 12 months ended December 31, 2012, on an individual basis, all of our LTACHs that are classified as HwHs admitted between 56% and 72% of their patients from their host hospitals. These hospitals came under the proper thresholds as of their respective cost report year end date in 2012. Our new LTACHs acquired in 2010 and 2009 are grandfathered and, consequently, have no limitations under MMSEA with respect to the number of patients that can be admitted from the host hospital. Our remaining LTACH is not an HwH; therefore, it is not subject to these limits on host hospital referrals.

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

Our ability to expand operations in a state will depend on our ability to obtain a state license to operate. States may have a limit on the number of licenses they issue. For example, Louisiana currently has a moratorium on the issuance of new home nursing agency licenses. We cannot predict whether this moratorium will be extended beyond this date or whether any other states in which we operate, or may wish to operate in the future, may adopt a similar moratorium.

As of December 31, 2012, we operated in 10 states that require health care providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. The states that currently issue certificates of need or permits of approval are: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, South Carolina, Tennessee, Vermont, Washington, West Virginia and the District of Columbia. In granting approval, these states consider the need in the service area for additional or expanded health care facilities or services. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.

Risk Factors Related to Capital and Liquidity

The condition of the financial markets, including volatility and weakness in the equity, capital and credit markets could limit the availability and terms of debt and equity financing sources to fund the capital and liquidity requirements of our business.

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

As of December 31, 2012, the Company’s facilities in Louisiana, Alabama, Mississippi, Tennessee, and Kentucky accounted for approximately 64.9% of net service revenue. Accordingly, any changes in the current demographic, economic, competitive, or regulatory conditions in these states could have an adverse effect on our business, financial condition, results of operations and cash flows. Medicaid changes in these states could also have a material adverse effect on our results of operations or cash flows.

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

Our business is characterized by delays in reimbursement from the time we request payment for our services to the time we receive reimbursement or payment. A portion of our estimated reimbursement (60.0% for an initial episode of care and 50.0% for subsequent episodes of care) for each Medicare episode is billed at the commencement of the episode and, we typically receive payment within approximately seven days. The remaining reimbursement is billed upon completion of the episode and is typically paid within 14 to 17 days from the billing date. If we have information system problems or issues arise with Medicare or other payors, we may encounter further delays in our payment cycle. For example, in the past we have experienced delays resulting from problems arising out of the implementation by Medicare of new or modified reimbursement methodologies or as a result of natural disasters, such as hurricanes. We have also experienced delays in reimbursement resulting from our implementation of new information systems related to our accounts receivable and billing functions. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our consolidated results of operations and liquidity. Our working capital management procedures may not successfully negate this risk. Significant delays in payment or reimbursement could have an adverse impact on our liquidity and financial condition.

Risk Factors Related to Operations and our Growth Strategy

We could be required to record a material non-cash charge to income if our recorded goodwill or intangible assets are impaired.

Goodwill and other intangibles represent a significant portion of the assets on our balance sheet and are assessed for impairment annually. The goodwill assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to the reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the fair value of goodwill. If we determine that the fair value is less than our book value, we could be required to record a non-cash impairment charge to our consolidated statements of operations, which could have a material adverse effect on our earnings, debt covenants and ability to access capital.

We assess other intangible assets, such as trade names and licenses, individually based on expected revenue and cash flows to be generated by those assets. Specific economic factors and conditions attributed to local agencies could cause these expected revenue and cash flows to decrease. If we determine that the fair value is less than the carrying value, we could be required to record material non-cash impairment charges, which could have a material adverse effect on our earnings, debt covenants and ability to access capital.

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

The sources and amounts of our patient revenue are determined by a number of factors, including the mix of patients and the rates of reimbursement among payors. Generally, we receive higher reimbursement for services rendered under Medicare. Changes in the case mix of the patients, payment methodologies or payor mix among private pay, Medicare and Medicaid may significantly affect our results of operations and cash flows.

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

Changes in Federal laws or regulations may materially adversely impact our ability to acquire agencies or open new start-up agencies. For example, CMS recently adopted a regulation known as the “36 Month Rule” that is applicable to home health agency acquisitions. Subject to certain exceptions, the 36 Month Rule prohibits buyers of certain home health agencies – those that either enrolled in Medicare or underwent a change in ownership fewer than 36 months prior to the acquisitions – from assuming the Medicare billing privileges of the acquired agency. Instead, the acquired agencies must enroll as new providers with Medicare. As a result, the 36 Month Rule may further increase competition for acquisition targets that are not subject to the rule, and may cause significant Medicare billing delays for the purchases of agencies that are subject to the rule.

We are the subject of an inquiry by the federal government, which could have an adverse impact on our financial condition and operations.

We operate in a highly regulated industry and are the subject of an inquiry by the federal government. We are cooperating with the government agency with respect to the inquiry and producing the requested records. Any negative findings could have a material adverse impact on our operations and financial condition. Although we cannot predict when this matter may be resolved, it is not unusual for an investigation such as this one to continue for a considerable period of time. Responding to this inquiry will continue to require management’s attention and significant legal expense. See Part I. Item 3. Legal Proceedings in this Annual Report on Form 10-K for additional information regarding these inquiries.

We are subject to a corporate integrity agreement and could be subject to substantial monetary penalties or suspension of participation in Federal health care programs for noncompliance.

On September 29, 2011, we entered into a corporate integrity agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services. The CIA imposes certain auditing, self-reporting and training requirements that we must comply with. Failure to comply with certain obligations may lead to the imposition of monetary penalties and/or exclusion from participation in the Federal health care programs. The imposition of monetary penalties would adversely affect our profitability. An exclusion from participation in the Federal health care programs would have a material adverse effect on our financial condition as substantially all of our net service revenue is attributable to payments received under the Medicare and Medicaid programs.

If we are subject to substantial malpractice or other similar claims, it could materially adversely impact our results of operations and financial condition.

The services we offer have an inherent risk of professional liability and substantial damage awards. We, and the nurses and other health care professionals who provide services on our behalf, may be the subject of medical malpractice claims. These nurses and other health care professionals could be considered our agents and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance that provides primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. In addition, we maintain multiple layers of umbrella coverage in the aggregate amount of $40.0 million that provide excess coverage for professional malpractice and other liabilities. We are responsible for deductibles and amounts in excess of the limits of our coverage. Claims that could be made in the future in excess of the limits of such insurance, if successful, could materially adversely affect our financial condition. In addition, our insurance coverage may not continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.

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

Our information systems are networked via public network infrastructure and standards based encryption tools that meet regulatory requirements for transmission of protected health care information over such networks. However, threats from computer viruses, instability of the public network on which our data transit relies, or other instances that might render those networks unstable or disabled would create operational difficulties for us, including difficulties effectively transmitting claims and maintaining efficient clinical oversight of our patients, as well as disrupting revenue reporting and billing and collections management, which could adversely affect our business or operations. If personal or protected information of our patients, employees or others with whom we do business is tampered with, stolen or otherwise improperly accessed, we may incur additional fines and penalties associated with the breach of security or take other action with respect to judicial or regulatory actions arising out of the incident, including under HIPAA or other judicial acts, as applicable.

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

The loss of certain executive management or key employees could have a material adverse effect on our operations and financial performance.

Our success depends upon the continued employment of our executive management team and key employees and our ability to retain and motivate these individuals. If we lose the services of one or more of our executive officers or key employees, we may not be able to successfully manage our business, achieve our business goals or replace them with equally qualified personnel. The loss of any of our executive officers or key employees could have a material adverse effect on our operations and financial performance.

Our executive officers and directors and their affiliates hold a substantial portion of our stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

Our executive officers and directors and individuals or entities affiliated with them, beneficially own an aggregate of approximately 31.8% of our outstanding common stock as of December 31, 2012. The interests of these stockholders may differ from other stockholders’ interests. If they were to act together, these affiliated stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, business combinations, the amendment of our certificate of incorporation and other significant corporate actions.

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

We have a relatively low volume of daily trades in our common stock on the NASDAQ Global Select Market (“NASDAQ”). For example, the average daily trading volume of our common stock on NASDAQ over the three-month trading period ending March 13, 2013 was approximately 57,710 shares per day. Because our common stock is traded infrequently, the price per share of our common stock can fluctuate more significantly from day-to-day than a widely held stock that is actively traded on a daily basis. For example, trading of a large volume of our common stock may have a significant impact on the trading price of our stock. In addition, future issuances of our common stock, including the exercise of any options or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future and the issuance of common stock in connection with acquisitions, could have an adverse effect on the market price of our common stock.

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

Of our 274 owned home-based service locations, five are owned by us and the remaining locations are in leased facilities. Generally, the leases for our home-based service locations have initial terms of one year, but range from one to five years. Most of the leases either contain multiple options to extend the lease period in one-year increments or convert to a month-to-month lease upon the expiration of the initial term. Eight of our LTACHs are hospitals within a hospital, meaning we have a lease or sublease for space with the host hospital. Generally, our leases or subleases for LTACHs have initial terms of five years, but range from three to ten years. Most of our leases and subleases for our LTACHs contain multiple options to extend the term in one-year increments. The following table shows our locations of our home-based and facility-based facilities:

	Home-Based Services	Facility-Based Services
Louisiana	47	11
Alabama	32	—
Tennessee	29	—
Mississippi	27	—
Kentucky	26	—
Arkansas	21	—
West Virginia	17	—
Washington	12	—
Texas	11	—
Missouri	9	—
Idaho	9	—
Maryland	9	—
Georgia	7	—
Oregon	5	—
Florida	4	—
Virginia	4	—
Ohio	2	—
North Carolina	2	—
Oklahoma	1	—

	274	11

Item 3.	Legal Proceedings.

The Company is involved in various legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes the outcome of pending litigation will not have a material adverse effect, after considering the effect of the Company’s insurance coverage, on the Company’s consolidated financial statements.

On July 16, 2010, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) that included a request for documents related to the Company’s participation in the Medicare Home Health Prospective Payment System. The Company produced the documents requested by the initial subpoena, produced additional documents requested by the SEC as part of its review, and cooperated fully with the SEC’s review. On December 3, 2012, the Company was advised by the SEC that its investigation was complete and that it did not intend to recommend any enforcement action against the Company.

On October 17, 2011, the Company received a subpoena from the Department of Health and Human Services Office of Inspector General (the “OIG”). The subpoena requested documents related to the Company’s agencies in Oregon, Washington and Idaho. The Company has produced all documents requested by the OIG and has fully cooperated with the OIG’s review. The Company cannot predict the outcome or effect of this review, if any, on the Company’s business.

On June 13, 2012, a putative shareholder securities class action was filed against the Company and its Chairman/CEO in the United States District Court for the Western District of Louisiana, styled City of Omaha Police & Fire Retirement System v. LHC Group, Inc., et al., Case No. 6:12-cv-01609-JTT-CMH. The action was filed on behalf of LHC shareholders who purchased shares between July 30, 2008 and October 26, 2011. Plaintiff generally alleges that the defendants caused false and misleading statements to be issued in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and that the Company’s Chairman/CEO is a control person under Section 20(a) of the Exchange Act. On November 2, 2012, Lead Plaintiff City of Omaha Police & Fire Retirement System filed an Amended Complaint for Violations of the Federal Securities Laws (“Amended Complaint”) on behalf of the same putative class of LHC shareholders as the original Complaint. In addition to claims under Sections 10(b) and 20(a) of the Exchange Act, the Amended Complaint added a claim against the Chairman/CEO for violation of Section 20A of the Exchange Act. The Company believes these claims are without merit and intends to defend this lawsuit vigorously. On December 17, 2012, the Company and the Chairman/CEO filed a motion to dismiss the Amended Complaint, which was denied by Order dated March 15, 2013. The Company cannot predict the outcome or effect of this lawsuit, if any, on the Company’s business.

Except as discussed above, the Company is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Sales of Unregistered Common Stock

None

Market Information and Holders

Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LHCG.” As of March 13, 2013, there were approximately 364 registered holders of record of our common stock.

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

Price Range of Common Stock

The following table provides the high and low prices of our common stock during 2012 and 2011 as quoted by NASDAQ:

	High	Low
2012
Fourth Quarter	$22.12	$16.33
Third Quarter	18.70	16.86
Second Quarter	18.87	16.45
First Quarter	19.71	12.57

	High	Low
2011
Fourth Quarter	$18.84	$12.35
Third Quarter	23.90	16.15
Second Quarter	30.39	22.48
First Quarter	31.52	26.33

The closing price of our common stock as reported by NASDAQ on March 12, 2013 was $20.09.

Performance Graph

This item is incorporated by reference from our annual report to stockholders for the fiscal year ended December 31, 2012.

Issuer Purchases of Equity Securities

In October 2010, our Board of Directors authorized a program to repurchase shares of our common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). We anticipate that we will finance the Stock Repurchase Program with cash from general corporate funds or draws under our Credit Facility, the terms of which allow us to purchase up to $50.0 million of our common stock without obtaining approval from the bank group. We may repurchase shares of our common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations.

We account for the repurchase of our common stock under the cost method. We use the average cost method upon the subsequent reissuance of treasury shares. During the twelve months ended December 31, 2012, we repurchased 1,540,813 shares of common stock at an aggregate cost of $27.0 million, including commissions, or an average cost per share of $17.52. During the twelve months ended December 31, 2011, we repurchased 24,159 shares of common stock at an aggregate cost of $577,000, including commissions, or an average cost per share of $23.93. The remaining dollar value of shares authorized to be purchased under the share repurchase program is $22.5 million at December 31, 2012.

The following table summarizes the Company’s repurchase activity during the three month period ended December 31, 2012:

Period	(a) Total number of Shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	238,416	$18.10	238,416	$26,090,000
November 1 – November 30	208,738	$17.37	208,738	$22,465,000
December 1 – December 31	—	—	—	$22,465,000
Total for the fourth quarter of 2012	447,154	—	—	$22,465,000

Item 6.	Selected Financial Data.

The selected consolidated financial data presented below is derived from our audited consolidated financial statements included in this Annual Report on Form 10-K as of and for each of the years ended December 31, 2012, 2011 and 2010. The selected consolidated financial data presented below as of and for each of the years ended December 31, 2009 and 2008 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The financial data for the years ended December 31, 2012, 2011 and 2010 should be read together with our consolidated financial statements and related notes included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Consolidated Results of Operations and Item 8. Financial Statements and Supplementary Data included herein.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net service revenue	$637,569	$633,872	$631,567	$529,246	$381,278
Gross margin	271,817	281,526	305,046	261,465	196,337
Operating income (loss)	54,305	(6,382)	95,602	85,046	60,492
Income (loss) from continuing operations	35,428	(3,651)	64,546	57,900	42,654
Net income (loss) attributable to LHC Group, Inc.	27,440	(13,244)	48,759	43,841	30,202
Change in the redemption value of redeemable noncontrolling interests	—	—	41	45	31

Net income (loss) available to LHC Group, Inc.’s common stockholders	27,440	(13,244)	$48,800	$43,886	$30,233

Net income (loss) attributable to LHC Group Inc.’s common stockholders per basic share:	$1.54	$(0.73)	$2.69	$2.44	$1.69

Net income (loss) attributable to LHC Group Inc.’s common stockholders per diluted share:	$1.53	$(0.73)	$2.68	$2.43	$1.69

Weighted average shares outstanding:
Basic	17,853,321	18,265,118	18,119,183	17,960,376	17,855,634
Diluted	17,899,195	18,265,118	18,226,091	18,069,897	17,899,087

	As of December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Consolidated Balance Sheet Data:
Cash	$9,720	$256	$288	$394	$3,511
Total assets	386,894	396,376	357,305	307,615	243,400
Total debt	19,500	34,820	—	11,802	5,116
Total LHC Group, Inc. stockholders’ equity	$268,181	$263,683	$273,741	$221,172	$176,821

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We provide post-acute health care services primarily to Medicare beneficiaries throughout the United States, through our home nursing agencies, hospices and LTACHs. Our net service revenue increased $3.7 million to $637.6 million for the year ending December 31, 2012 from $633.9 million for the year ending December 31, 2011. During 2012, we acquired three home nursing agencies. As of December 31, 2012, we operated 285 locations in the following 19 states: Alabama, Arkansas, Florida, Georgia, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, West Virginia and Washington.

Segments

We operate in two segments for financial reporting purposes: home-based services and facility-based services. We derived 88.4%, 88.0%, and 87.9% of our net service revenue during the years ended December 31, 2012, 2011 and 2010, respectively, from our home-based services segment and derived the balance from our facility-based services segment.

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, physical, occupational and speech therapy, medically-oriented social services and hospice care. As of December 31, 2012, the home-based services segment was comprised of the following locations:

Type of Service
Home Health	232
Hospice	32
Private Duty	4
Specialty Services	3
Management Companies	3

274

Of our 274 home-based services locations, 140 are wholly-owned by us, 124 are majority-owned or controlled by us through joint ventures, seven are controlled by us through license lease arrangements and the remaining three are management companies in which we have no ownership interest. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and organic development. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will continue to increase.

We provide facility-based services principally through our LTACHs. As of December 31, 2012, we owned and operated six LTACHs with nine locations, of which all but one are located within host hospitals. We also owned and operated a pharmacy and a health and fitness center. Of these 11 facility-based services locations, six are wholly-owned by us and five are majority-owned or controlled by us through joint ventures.

Development Activities

The following table provides a summary of our acquisitions, divestitures and internal development activities from January 1, 2010 through December 31, 2012. This table does not include the three management services agreements under which we manage the operations of three home nursing agencies, through our home-based services segment.

	Home-Based Services			Facility-Based Services
	Home Nursing Agencies	Hospice Agencies	Specialty and Private Duty	Long-Term Acute Care Hospitals	Specialty
Year
Total at January 1, 2010	230	21	9	8	3
Developed	12	—	—	—	—
Acquired	20	6	1	1	—
Divested/Merged	(5)	(1)	—	—	—

Total at January 1, 2011	257	26	10	9	3
Developed	6	—	—	—	—
Acquired	5	8	—	—	—
Divested/Merged	(21)	(2)	(3)	—	—

Total at January 1, 2012	247	32	7	9	3
Developed	—	—	—	—	—
Acquired	3	—	—	—	—
Divested/Merged	(18)	—	—	—	(1)

Total at December 31, 2012	232	32	7	9	2

Recent Developments

Home-based services

Home Nursing. In 2010, the PPACA was enacted, which made a number of changes to Medicare payment rates, including the reinstatement of the 3% home health rural add-on, which began on April 1, 2010 (expiring January 1, 2016). Other changes from the PPACA that began on or after January 1, 2011 are:

•	a reduction in the market basket adjustment to be determined by CMS for the calendar years 2011, 2012 and 2013 by 1%;

•	a full productivity adjustment beginning in 2015; and

•	rebasing of the base payment rate for Medicare beginning in 2014 and phasing in over a four year period – the amount of the rebasing is uncertain at this time.

On October 31, 2011, CMS issued the final rule covering payment rates for home health services in Calendar Year (“CY”) 2012. CMS set the base payment rate for Medicare home nursing at $2,138.52 per 60-day episode for CY 2012, a decrease of 2.4% from the CY 2011 base payment rate of $2,192.07. The decrease for CY 2012 includes the following adjustments to the base rate, as compared to the CY 2011 base rate, in accordance with the PPACA: a reduction of 1% to the 2.4% inflation update increase to the market basket and a 3.79% case-mix weight adjustment decrease. These changes are effective for all episodes completed during 2012.

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

On November 2, 2012, CMS issued the final rule effective January 1, 2013 regarding payment rates for home health services in CY 2013. In the CY 2013 issue, CMS is:

*	Decreasing the base payment rate to $2,137.73 in 2013 as compared to $2,138.52 in 2012. The decrease is made up of a market basket increase of 2.3% less a reduction of 1% to the market basket as defined by the PPACA and less a 1.32% case mix adjustment carried over from 2012.

*	Rebasing of the wage index and increasing the labor related portion of the base payment rate from 77.082% to 78.535% which decreases payments to the home health industry an aggregate of 0.37%.

*	The estimated 0.1% reduction to home health payments does not include the deficit reduction sequester approved earlier by Congress. The sequestration cut to Medicare will begin on April 1, 2013 and will reduce Medicare payments for patients whose service dates end on or after April 1, 2013 by 2%.

*	Face to Face—CMS will allow non-physician practitioners in an acute or post-acute setting to perform the encounter and inform the certifying physician.

*	Therapy—CMS will also revise the regulation to state that in cases where multiple therapy disciplines are involved, if the required reassessment visit was missed for any one of the therapy disciplines for which therapy services were being provided, therapy coverage would cease only for that particular therapy discipline. Therefore, as long as the required therapy reassessments were completed timely for the remaining therapy disciplines, therapy services would continue to be covered for those therapy disciplines.

Finally, with respect to the therapy assessments timing, CMS revises the regulations to clarify that in cases where the patient is receiving more than one type of therapy, qualified therapists could complete their reassessment visits during the 11th, 12th, or 13th visit for the required 13th visit reassessment and the 17th, 18th, or 19th visit for the required 19th visit reassessment.

*	Sanctions—CMS will have additional sanctions for enforcement of survey deficiencies that will include the following: (These are not mutually exclusive. CMS can impose any or all of the following, including termination.) Each of these sanctions requires a prior 15 day notice:

(a)	Civil money penalties;

(b)	Suspension of payment for all new admissions and new payment episodes;

(c)	Temporary management of the HHA;

(d)	Directed plan of correction;

(e)	Directed in-service training.

Hospice. The following table shows the hospice Medicare payment rates for fiscal year 2012, which began on October 1, 2011 and ended September 30, 2012:

Description	Rate per patient day
Routine Home Care	$151.03
Continuous Home Care	$881.46
Full Rate = 24 hours of care
$36.73 = hourly rate
Inpatient Respite Care	$156.22
General Inpatient Care	$671.84

On July 29, 2011, CMS issued its final rule for hospice for fiscal year 2012 which increased Medicare reimbursement payments by 2.5%. The 2.5% increase consisted of a 3.0% inflationary market basket update offset by a 0.5% reduction for the third year of CMS’ seven-year phase-out of its wage index budget neutrality adjustment factor. The final rule also:

•

Changed the way CMS counts hospice patients for the 2012 cap accounting year and beyond. The final policy for counting the number of Medicare hospice beneficiaries in care for a given cap year calculates the cap based on the number of days of care the patient received in that cap year for each hospice. This rule also finalized that the new counting method be applied to past cap years in certain instances.

•	Allowed hospice providers who do not want a change in their patient counting method to elect to continue using the current method.

•	Allowed any hospice physician to perform the face-to-face encounter regardless of whether that same physician recertifies the patient’s terminal illness and composes the recertification narrative.

•

Implemented a hospice quality reporting program, which includes a timeframe for reporting, as required by section 3004 of the PPACA. The measures that are being adopted in this final rule for the fiscal year 2014 program are one measure endorsed by the National Quality Forum related to pain management and one structural measure that assesses whether a hospice administers a Quality Assessment and Performance Improvement (QAPI) program that contains at least three indicators related to patient care.

On July 24, 2012, CMS issued its final rule for hospice for fiscal year 2013, which increases Medicare reimbursement payments by 0.9% over fiscal year 2012 rates. The 0.9% increase consists of a 2.6% inflationary market basket update offset by a 0.6% reduction for the fourth year of CMS’ seven-year phase-out of its wage index budget neutrality adjustment factor, a 0.7% reduction for the productivity adjustment, a 0.3% reduction to the market basket as defined by the PPACA, and a 0.1% reduction related to the wage index changes. The 0.9% does not include the deficit reduction sequester approved earlier by Congress. The sequestration cut to Medicare will begin on April 1, 2013 and will reduce Medicare payments for patients whose service dates end on or after April 1, 2013 by 2%.

The final rule also provides:

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

The following table shows the hospice Medicare payment rates for fiscal year 2013, which began on October 1, 2012 and will end September 30, 2013 (the payment rates do not reflect the 2% sequestration cut):

Description	Rate per patient day
Routine Home Care	$153.45
Continuous Home Care	$895.56
Full Rate = 24 hours of care
$37.32 = hourly rate
Inpatient Respite Care	$158.72
General Inpatient Care	$682.59

Facility-Based Services

LTACHs. On August 1, 2011, CMS released its rule for LTACH Medicare reimbursement for fiscal year 2012, which spans from October 1, 2011 through September 30, 2012. In aggregate, payments for fiscal year 2012 increased 2.5% from fiscal year 2011. Included in the final regulations was (1) a 2.9% market basket increase to the standard payment rate; (2) an aggregate reduction in the standard payment rate of 1.1% mandated by the PPACA; and (3) a reduction in the high cost outlier threshold per discharge from $18,785 in fiscal year 2011 to $17,931 in fiscal year 2012. The final rule resulted in a 1.8% increase in average Medicare payments to LTACHs. Some of the other changes in the final rule included:

•	Three quality measures to begin reporting October 1, 2012 that will affect payment in fiscal year 2014.

•	Clarification that the 25-day average length of stay (“ALOS”) calculation includes both traditional Medicare Fee-For-Service and Medicare Advantage stays but this calculation began January 1, 2012.

On August 1, 2012 CMS released its final rule for LTACH Medicare reimbursement for fiscal year 2013 which spans from October 1, 2012 through September 30, 2013. In aggregate, payments for fiscal year 2013 will increase by 1.8% over fiscal year 2012 rates. The 1.8% increase consists of a 2.6% inflationary market basket update offset by a 0.7% reduction for the productivity adjustment, a 0.1% reduction to the market basket as defined by the PPACA. LTACH payment rates will also be reduced by approximately 1.3% to 0.5% for the “one-time” budget neutrality adjustment for discharges on or after December 29, 2012. The 0.5% does not include the deficit reduction sequester approved earlier by Congress. The sequestration cut to Medicare will begin on April 1, 2013 and will reduce Medicare payments for patients whose service dates end on or after April 1, 2013.

The fiscal year 2013 rule also includes:

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

2012 and 2011 Operational Data

The following table sets forth, for the period indicated, data regarding aggregate admissions and Medicare admissions to our home health agencies and patient days for our LTACHs. Certain historical data has been included in order to present a more comparative analysis of the statistical data.

	Three Months Ended March 31, 2012	Three Months Ended June 30, 2012	Three Months Ended September 30, 2012	Three Months Ended December 31, 2012
Home Health Agencies:
Average census	32,608	32,988	32,605	33,103
Average Medicare census	24,689	24,858	24,279	24,765
Admissions	27,696	26,498	27,301	27,443
Medicare admissions	19,046	17,837	18,415	18,665
LTACHs:
Patient days	16,191	15,822	15,335	15,552

	Three Months Ended March 31, 2011	Three Months Ended June 30, 2011	Three Months Ended September 30, 2011	Three Months Ended December 31, 2011
Home Health Agencies:
Average census	34,466	33,937	31,311	31,692
Average Medicare census	26,570	26,192	24,076	24,301
Admissions	26,194	24,935	25,787	25,410
Medicare admissions	18,589	17,477	18,445	17,803
LTACHs:
Patient days	15,333	15,268	15,385	15,953

Consolidated Results of Operations

The following table sets forth, for the periods indicated, the consolidated results of our Company (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Consolidated Services Data:
Net service revenue	$637,569	$633,872	$631,567
Cost of service revenue	365,752	352,346	326,521

Gross margin	271,817	281,526	305,046
Provision for bad debts	11,875	12,320	7,607
Settlement with government agencies	—	65,000	—
General and administrative expenses	205,637	210,588	201,837

Operating income (loss)	$54,305	$(6,382)	$95,602
Interest expense	(1,550)	(1,018)	(134)
Non-operating income , including gain on sales of entities and assets, net	184	1,781	805
Income tax expense (benefit)	17,511	(1,968)	31,727
Income attributable to noncontrolling interests	7,988	9,593	15,787
Redeemable noncontrolling interests	—	—	41

Net income (loss) available to LHC Group, Inc.’s common stockholders.	$27,440	$(13,244)	$48,800

The following table sets forth the consolidated results of our Company as a percentage of net service revenue, except income tax expense (benefit), which is presented as a percentage of income from continuing operations available to LHC Group, Inc:

	Year Ended December 31,
	2012	2011	2010
Consolidated Services Data:
Cost of service revenue	57.4%	55.6%	51.7%
Gross margin	42.6%	44.4%	48.3%
Provision for bad debts	1.9%	1.9%	1.2%
Settlement with government agencies	—	10.3%	—
General and administrative expenses	32.3%	33.2%	32.0%
Operating income (loss)	8.5%	(1.0)%	15.1%
Interest expense	0.2%	0.2%	0.0%
Non-operating income (loss), including gain on sales of entities and assets	0.0%	0.3%	0.1%
Income tax expense (benefit)	39.0%	(12.9)%	39.4%
Income attributable to noncontrolling interests	1.3%	1.5%	2.5%
Net income (loss) available to LHC Group, Inc.’s common stockholders	4.3%	(2.1)%	7.7%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Service Revenue

Consolidated net service revenue for the year ended December 31, 2012 was $637.6 million compared to $633.9 million in 2011. Net service revenue growth in 2012 was primarily due to an increase in census and increase in admits. Net service revenue was comprised of the following for the periods ending December 31:

	2012	2011
Home-based services	88.4%	88.0%
Facility-based services	11.6	12.0

	100.0%	100.0%

Revenue derived from Medicare represented 77.9% and 79.7% of consolidated net service revenue for the years ended December 31, 2012 and 2011, respectively.

Cost of Service Revenue

Consolidated cost of service revenue for the year ended December 31, 2012 was $365.8 million compared to $352.3 million in 2011. The increase in cost of service revenue was related to the following factors:

•	an increase of costs related to 2012 acquisitions;

•	cost of living increases;

•	an increase in insurance; and

•	additional field staff included in our existing home based agencies.

Provision for Bad Debts

Consolidated provision for bad debts for the year ended December 31, 2012 was $11.9 million compared to $12.3 million in 2011. Beginning January 1, 2011, the period allowed to file Medicare claims was reduced to twelve months from the end of episode date. This change resulted in a greater number of Medicare claims being denied for timely filing requirements in 2011.

General and administrative expenses

Consolidated general and administrative expenses for the year ended December 31, 2012 was $205.6 million compared to $210.6 million in 2011. The decrease was primarily due to our incurring higher legal fees in 2011 associated with the settlement with the United States of America. In addition, we eliminated salaries and benefits, consulting, travel and hotel costs incurred in 2011 related to the conversion of four legacy billing systems to our point of care platform. We accelerated this transition in order to replace the legacy billing systems which remained from previous acquisitions. The accelerated transition was completed in the first quarter of 2011. We also entered into fewer acquisitions and incurred lower acquisition related costs during the twelve months ended December 30, 2012. Finally, cost reduction initiatives begun last year reduced personnel costs and other corporate costs in the twelve months ended December 31, 2012 as compared to the twelve months ended December 31, 2011.

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

Non-Operating Income

Consolidated non-operating income for the year ended December 31, 2012 was $184,000 compared to $1.8 million in 2011. In 2011, non-operating income was primarily due to the Medicare Home Health Pay for Performance program. We received $1.2 million in 2011. The program was not available during 2012.

Interest Expense

Consolidated interest expense for the year ended December 31, 2012 was $1.6 million compared to $1.0 million in 2011 and related to balances outstanding on our Credit Facility in each year.

Income Tax Expense

Consolidated income tax expense (benefit) for the year ended December 31, 2012 was $17.5 million compared to $(1.9) million in 2011. In 2011, we recognized a tax benefit on our settlement with the United States of America, reduced by $3.4 million to recognize the uncertainty of deducting the full settlement.

Net income attributable to noncontrolling interest

Consolidated net income attributable to noncontrolling interest for the year ended December 31, 2012 was $8.0 million compared to $9.6 million in 2011. The overall decrease was due to our purchasing the outstanding membership interest of three joint venture partners, and an overall decrease of operating results of the joint ventures themselves.

Home-Based Services Segment Results of Operations

	Year Ended December 31,
	2012	2011	2010
	(amounts in thousands, except for statistical data)
Home-Based Services Data:
Net service revenue	$563,741	$557,901	$555,110
Cost of service revenue	322,189	307,744	281,013

Gross margin	241,552	250,157	274,097
Provision for bad debts	10,593	11,680	7,078
Settlement with government agencies	—	65,000	—
General and administrative expenses	184,125	190,264	182,750

Operating income (loss)	$46,834	$(16,787)	$84,269

Average census	33,834	33,062	32,997
Average Medicare census	25,544	25,713	26,107
Total admissions	113,362	106,323	95,688
Total Medicare admissions	77,969	75,944	69,490

Net service revenue from home-based services for the year ended December 31, 2012 was $563.7 million compared to $557.9 million in 2011. Total admissions increased 6.6% to 113,362 during the year ended December 31, 2012, compared to 106,323 for the same period ended December 31, 2011. Average home-based patient census for the year ended December 31, 2012 increased 2.3% to 33,834 patients as compared with 33,062 patients for the year ended December 31, 2011.

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

The following tables detail the home-based services revenue growth and home health agencies’ census, admissions and episodes growth (amounts in thousands, except statistical data):

	Year Ending December 31, 2012
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth%	Acquired(4)	Total	Total Growth %
Revenue	$560,165	$—	$560,165	0.4%	$3,576	$563,741	1.0%
Revenue Medicare	$437,117	$—	$437,117	(2.4)%	$2,012	$439,129	(2.0)%
Average Census	32,671	—	32,671	1.6%	163	32,834	2.1%
Average Medicare Census	24,563	—	24,563	(1.3)%	76	24,639	(1.0)%
Admissions	107,556	—	107,556	5.1%	1,382	108,938	6.5%
Medicare Admissions	73,375	—	73,375	1.5%	588	73,963	2.3%
Episodes	166,457	—	166,457	(1.6)%	572	167,029	(1.3)%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.

(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

	Year Ending December 31, 2011
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth%	Acquired(4)	Total	Total Growth %
Revenue	$538,135	$3,191	$541,326	(2.5)%	$16,575	$557,901	0.5%
Revenue Medicare	$431,101	$2,793	$433,894	(4.3)%	$14,120	$448,014	(1.2)%
Average Census	31,514	129	31,643	(2.3)%	522	32,165	(0.6)%
Average Medicare Census	24,383	106	24,489	(4.1)%	410	24,899	(2.5)%
Admissions	99,434	310	99,744	7.5%	2,582	102,326	10.3%
Medicare Admissions	70,195	238	70,433	5.4%	1,827	72,260	8.1%
Episodes	166,100	518	166,618	(0.1)%	2,571	169,189	1.4%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Organic growth for total new admissions was 5.1% in 2012 compared to 7.5% in 2011. Organic growth is primarily generated by population growth in areas covered by mature agencies, agencies five years old or older, and by increased market share in acquired and developing agencies. Historically, acquired agencies have the highest growth in admissions and average census in the first 24 months after acquisition, and have the highest contribution to organic growth, measured as a percentage, in the second full year of operation after acquisition.

The primary strategies to increase organic growth include differentiating ourselves from our competitors through our care services and quality outcomes, focusing our sales efforts on our agencies, in particular agencies acquired in the last three years, which have not fully developed their coverage in secondary markets and developing “Greenfield” opportunities. Greenfield opportunities exist in secondary markets with three service delivery alternatives:

1.	Utilizing point of care technology;

2.	Drop site or virtual office; or

3.	Traditional branch or denovo locations.

Cost of service revenue

Cost of service revenue from home-based services for the year ended December 31, 2012 was $322.2 million compared to $307.7 million in 2011. The factors associated with the change in cost of service revenue were primarily driven by:

•

increase in salaries, wages and benefits associated with an increase in admissions and visits, and an increase in field clinicians training costs associated with continued roll out of our Point of Care system; and

•	decrease in supplies and services due to a contract renegotiation associated with the Lifeline product.

The following table summarizes cost of service revenue (amounts in thousands).

	Year Ended December 31,
	2012			2011
Salaries, wages and benefits	$278,559	49.4	%(1)	$265,372	47.6	%(1)
Transportation, primarily mileage reimbursement	24,815	4.4		24,221	4.3
Supplies and services	18,815	3.3		18,151	3.3

Total	$322,189	57.1%		$307,744	55.2%

(1)	Percentage of home-based net service revenue

Facility-Based Services Segment Results of Operations

	Year Ended December 31,
	2012	2011	2010
	(amounts in thousands, except for statistical data)
Facility-Based Services Data:
Net service revenue	$73,828	$75,971	$76,457
Cost of service revenue	43,563	44,602	45,508

Gross margin	30,265	31,369	30,949
Provision for bad debts	1,282	640	529
General and administrative expenses	21,512	20,324	19,087

Operating income	$7,471	$10,405	$11,333

Patient days	62,900	61,939	61,658

Net service revenue from facility-based services for the year ended December 31, 2012 was $73.8 million compared with $76.0 million in 2011. The decrease was primarily due to a reduction in pharmacy revenue related to the loss of a third party contract as well as a decrease in revenue per patient day caused by a decrease in case mix and a higher number of patient days provided in excess of a patient’s maximum benefit. Also, $1.0 million of adjustments from facility cost reports were recorded during the twelve months ended December 31, 2012.

Cost of service revenue from facility-based services for the year ended December 31, 2012 was $43.6 million compared to $44.6 million in 2011, as detailed in the following table (amounts in thousands).

	Year Ended December 31,
	2012			2011
Salaries, wages and benefits	$27,732	38.1	%(1)	$26,926	35.4	%(1)
Transportation	257	0.3		189	0.3
Supplies and services	15,574	21.4		17,487	23.0

Total	$43,563	59.8%		$44,602	58.7%

(1)	Percentage of facility-based net service revenue

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

Provision for Bad Debts

Consolidated provision for bad debts for the year ended December 31, 2011 was $12.3 million compared to $7.6 million in 2010. The increase in provision for bad debts was due to the increase in commercial receivables both in dollars and as a percentage of total receivables. Commercial claims are not collected as efficiently as Medicare or Medicaid claims, and as our commercial payor revenue increases, these claims will continue to increase in significance in the aging of accounts receivable. In addition, bad debt reserves for Medicare have increased due to the changes in the timely filing regulations. Beginning January 1, 2011, the period allowed to file Medicare claims was reduced to twelve months from the end of episode date. Previously, episodes ending on or before September 30 of any year could be filed through December 31 of the following year.

Settlement with government agencies

On September 29, 2011, we entered into a settlement agreement which resolved the issue with the United States of America. Pursuant to the settlement agreement, we paid the United States of America $65 million (“settlement amount”) in a single lump sum payment. For additional information see Part I, Item 3. Legal Proceedings of the 2011 Annual Report on Form 10-K.

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

Net income attributable to noncontrolling interest

Consolidated net income attributable to noncontrolling interest for the year ended December 31, 2011 was $9.6 million compared to $15.8 million in 2010. The overall decrease was due to our purchasing the outstanding membership interest of four joint venture partners, a decrease in noncontrolling interest ownership in 2011 acquisitions and an overall decrease of operating results of the joint ventures themselves.

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

The following tables detail the home-based services revenue growth and home health agencies’ census, admissions and episodes growth (amounts in thousands, except statistical data):

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

The primary strategies to increase organic growth include differentiating ourselves from our competitors through our care services and quality outcomes, focusing our sales efforts on our agencies, in particular agencies acquired in the last three years, which have not fully developed their coverage in secondary markets and developing “Greenfield” opportunities. Greenfield opportunities exist in secondary markets with three service delivery alternatives:

1.	Utilizing point of care technology;

2.	Drop site or virtual office; or

3.	Traditional branch or denovo locations.

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

(1)	Percentage of facility-based net service revenue

Liquidity and Capital Resources

Cash at December 31, 2012 was $9.7 million compared to $256,000 at December 31, 2011. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our revolving line of credit will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months.

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

The following table summarizes changes in cash flows (amounts in thousands):

	Year Ended December 31,
	2012	2011
Cash provided by (used in) operating activities	$74,772	$(3,376)
Cash used in investing activities	(15,140)	(19,625)
Cash provided by (used in) financing activities	(50,168)	22,969

Change in cash	9,464	(32)
Cash and cash equivalents at beginning of period	256	288

Cash and cash equivalents at end of period	$9,720	$256

Operating activities during the year ended December 31, 2012 provided $74.7 million in cash compared to $3.4 million used during the year ended December 31, 2011. Operating cash flow increased in 2012 due to the payment of the legal settlement with the United States of America that occurred in 2011. In addition, we carried back tax losses related to our settlement with the United States of America executed in 2011 and received refunds of tax payments in 2011. Finally, better collections of receivables generated operating cash flow. At December 31, 2012, working capital was $65.5 million compared to $80.7 million at December 31, 2011, a decrease of $13.4 million. The decrease in working capital was primarily due to a decrease in patient accounts receivable and prepaid income taxes partially offset by a decrease in accounts payable and accrued liabilities.

Investing activities used $15.1 million and $19.6 million in cash for the years ended December 31, 2012 and 2011, respectively. Cash outflows for the year ended December 31, 2012 included $8.4 million for purchases of property, building and equipment compared to $8.0 million for the year ended December 31, 2011. Cash outflows for the year ending December 31, 2012 included $6.8 million for acquisitions, compared to $11.7 million for acquisitions for the year ending December 31, 2011.

Financing activities used $50.2 million in the year ended December 31, 2012 compared to $23.0 million provided in the year ended December 31, 2011. We paid $15.3 million on our line of credit, net of draws, and $27.0 million to repurchase our common stock during 2012. In 2011 we drew $34.8 million, net of payments, on our line of credit primarily to fund our settlement with the United States of America. Additionally, in 2012 distributions to noncontrolling interests were lower as a result of lower operating results in our joint ventures.

Days sales outstanding (“DSO”) for the year ended December 31, 2012 was 48 days compared to 53 days for the same period in 2011.

Credit Facility

On August 31, 2012 we entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility is unsecured and provides for a maximum aggregate principal borrowing of $100 million (with a letter of credit sub-limit equal to $15 million). The Credit Facility is scheduled to expire on August 31, 2015. A fee of 0.5% is charged for any unused amounts. A letter of credit fee equal to the applicable London Interbank Offered Rate (“LIBOR”) margin times the face amount of the letter of credit is charged upon the issuance and on each anniversary date while the letter of credit is outstanding. The agent’s standard up-front fee and other customary administrative charges will also be due upon issuance of the letter of credit along with a renewal fee on each anniversary date of such issuance while the letter of credit is outstanding. The interest rate for borrowings under the Credit Facility is a function of the prime rate (base rate) or LIBOR rate, as elected by the Company, plus the applicable margin based on the Leverage Ratio, as defined in the agreement.

We paid $1.0 million of credit fees on the Credit Facility during 2012. At December 31, 2012 and 2011, outstanding letters of credit were $6.0 million and $3.8 million, respectively, which are issued as collateral on our workers’ compensation insurance.

The interest rate for borrowings under the Credit Facility is a function of the prime rate (Base Rate) or the Eurodollar rate (Eurodollar), as elected by the Company, plus the applicable margin as set forth below:

Leverage Ration	Eurodollar Margin	Base Rate Margin
< 1.00:1.00	2.25%	1.00%
>1.00:1.00 < 1.50:100	2.50%	1.25%
>1.50:1.00 ≤ 2.00:1.00	2.75%	1.50%

Our Credit Facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to the Company’s business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under the Credit Facility, we are also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth, leverage and minimum asset coverage ratios. At December 31, 2012, we were in compliance with all covenants and we expect to be in compliance with all covenants throughout 2013.

The Credit Facility also contains customary events of default, including bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving the Company or any subsidiary guarantor, and the failure to comply with covenants.

Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2012:

	Payment Due by Period
Contractual Cash Obligation	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
	(In thousands)
Long-term debt	$19,500	—	$19,500	—	—
Operating leases	31,433	13,332	13,459	3,205	1,437

Total contractual cash obligations	$50,933	$13,332	$32,959	$3,205	$1,437

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements with unconsolidated entities, financial partnerships or entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship we had with the operating entity:

	2012	2011	2010
Wholly owned subsidiaries	48.1%	49.5%	49.5%
Equity joint ventures	49.1	47.1	47.4
License leasing arrangements	1.9	2.4	1.7
Management services	0.9	1.0	1.4

	100.0%	100.0%	100.0%

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

The following table sets forth the percentage of net service revenue earned by category of payor for the years ending December 31:

	2012	2011	2010
Payor:
Medicare	77.9%	79.7%	80.5%
Medicaid	1.8	2.3	2.7
Other	20.3	18.0	16.8

	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment was as follows for the years ending December 31:

	2012	2011	2010
Home-based services	88.4%	88.0%	87.9%
Facility-based services	11.6	12.0	12.1

	100.0%	100.0%	100.0%

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

Hospice payments are also subject to an inpatient cap and an overall payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on

October 31 of each year. We monitor our limits on a provider-by-provider basis and record a liability when program payments exceed the cap. To date we have not received notification that any of our hospices have exceeded the cap on inpatient care services or overall payments during 2012 or 2013 to date.

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

Management Services

We record management services revenue as services are provided in accordance with the various management services agreements to which we are a party. As described in the agreements, we provide billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency or inpatient rehabilitation facility. We are responsible for the costs associated with the locations and personnel required for the provision of services. We are compensated based on a percentage of cash collections and reimbursed for operating expenses and compensated based on a percentage of operating net income.

Income Tax

We operate in several tax jurisdictions and recognize income tax expense based on the revenue and income earned in those jurisdictions which requires us to make estimates on the appropriations of revenue and income in those jurisdictions. During 2011, we entered into a settlement with the United States of America which we believe is fully deductible for income tax purposes. In compliance with the provisions of Accounting Standards Codification 740 and based on our assessment of probable outcomes, we recorded an unrecognized tax position which increased income tax expense for 2011 by $3.2 million.

Accounts Receivable and Allowances for Uncollectible Accounts

We report accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent 63.6% and 65.6% of our patient accounts receivable at December 31, 2012 and 2011, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

At December 31, 2012, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 12.4%, or $11.9 million, compared to 10.5%, or $10.7 million, at December 31, 2011.

The following table sets forth, as of December 31, 2012, the aging of accounts receivable (based on the end of episode date) and the total allowance for uncollectible accounts, expressed as a percentage of the related aged accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$48,219	$7,955	$4,114	$672	$60,960
Medicaid	2,067	531	696	300	3,594
Other	18,688	4,695	5,536	2,341	31,260

Total	$68,974	$13,181	$10,346	$3,313	$95,814

Allowance as a percentage of receivables	4.3%	15.1%	40.1%	83.2%	12.4%

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

The following table sets forth, as of December 31, 2011, the aging of accounts receivable (based on the billing date) and the total allowance for uncollectible accounts, expressed as a percentage of the related aged accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$48,656	$10,358	$6,732	$1,110	$66,856
Medicaid	2,609	770	642	160	4,181
Other	18,346	5,425	5,860	1,240	30,838

Total	$69,611	$16,553	$13,234	$2,510	$101,875

Allowance as a percentage of receivables	3.7%	9.9%	30.0%	98.8%	10.5%

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

	Beginning of Year Balance	Additions and Expenses	Deductions	End of Year Balance
Year ended December 31:
2012	$10,692	$11,875	$10,704	$11,863
2011	9,769	12,320	11,397	10,692
2010	8,262	7,607	6,100	9,769

Goodwill and Intangible Assets

We have a significant amount of goodwill on our balance sheet from the numerous business acquisitions we have made each year. We review goodwill and other intangible assets with indefinite lives annually for impairment or more frequently if circumstances indicate impairment may have occurred. We evaluate goodwill for impairment by comparing the current fair value of each of our reporting units to their carrying value, including goodwill. To the extent the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test. Components of our home-based services operating segment are generally represented by individual subsidiaries or joint ventures with individual licenses to conduct homecare or hospice operations within geographic markets as limited by the terms of each license. Our segment managers review discreet financial information for our homecare and hospice businesses and we believe that they represent two reporting units for the purposes of evaluating goodwill. Components of our facility-based services operating segment are represented by individual operating entities. For the purposes of evaluating goodwill, we believe it is appropriate to aggregate these operating components. Our impairment analysis is performed on September 30th of each year.

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

The fair value of net assets including goodwill exceeded the carrying value by 67.3% for the homecare reporting unit, 165.6% for the hospice reporting unit and 111.5% for the facility based services reporting unit.

The discount rate and projected revenue and earnings before interest, tax, depreciation and amortization (EBITDA) growth rates are significant assumptions utilized when applying the discounted cash flow method. We applied a discount rate of 9.8%, which is derived from our weighted average cost of capital. The future cash flows of the homecare reporting unit is based on six percent annual organic census growth, known reimbursement changes, an estimate of normal annual cost increases and our ability to control costs. In developing our forecast assumptions, we considered our historical performance and the current reimbursement and utilization trends, and market share assumptions in the markets where we operate. These assumptions could be adversely impacted by unanticipated changes in risks or other economic factors including deterioration of general economic and industry conditions.

We also compared our equity book value to our market capitalization as of September 30, 2012. Our stock price on September 30, 2012 was $18.47. The implied fair value of our Company based on the market capitalization exceeded the carrying value as of September 30, 2012, although that does not individually validate the fair value of each reporting unit discussed above. However, we believe the calculations of fair value discussed above are reasonable in relation to the overall market capitalization of our Company.

A change in the weight assigned to each methodology would not have changed the conclusion that no impairment charge is necessary during the year ended December 31, 2012. We have not recognized goodwill impairment charges in 2012, 2011 or 2010.

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

We also have indefinite-lived assets that are not subject to amortization expense such as trade names, certificates of need and licenses to conduct specific operations within geographic markets. Trade names, certificates of need and licenses have indefinite lives because there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need and licenses and use these trade names indefinitely. These indefinite-lived intangibles are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. To determine whether an indefinite-lived intangible asset is impaired, we perform a qualitative assessment to support the conclusion that the indefinite-lived intangible asset is not impaired. Based on the results of that qualitative assessment, we may perform a quantitative test. The quantitative impairment test on trade names uses the relief-from royalty method. Under this method, the fair value of the intangible asset is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for use over their estimated useful lives. The quantitative impairment test for certificates of need and licenses applies the cost approach. Under this method, assumptions are made about the cost to replace the certificates of need. Lower revenue expectations caused primarily by projected Medicare reimbursement cuts reduced the fair values of certain intangible assets below their carrying values. Based on that analysis, we recorded an impairment charge of $650,000 during the twelve months ended December 31, 2012.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment allowing an entity to have the option to not calculate the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The guidance is effective for all interim and annual reporting periods after September 15, 2012. The adoption of the guidance did not have a material impact on our operating results, financial position or liquidity.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2012, we had $9.7 million in cash. Cash in excess of requirements are deposited in highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, we would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. The FDIC reinstated coverage on all non interest bearing checking accounts through December 31, 2012, in which all non interest bearing accounts were fully insured, regardless of the balance on the account. Beginning January 1, 2013, the FDIC will insure each depositor up to $250,000 in coverage at each separately chartered insured depository institution. We do not expect any loss as a result of cash deposits in excess of FDIC insurance limit.

Our exposure to market risk relates to changes in interest rates for borrowings under the Credit Facility we amended and restated on August 31, 2012. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the Credit Facility would have increased interest expense by $137,000 for the year ended December 31, 2012.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2012.

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

Based on management’s testing and evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The attestation report of KPMG LLP, independent registered public accounting firm, is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the Company’s fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LHC Group, Inc.

We have audited LHC Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LHC Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LHC Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LHC Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana

March 18, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors and executive officers is incorporated by reference from the information contained under the heading “Information About Directors, Nominees and Management” in the definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders.

The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders.

The information required by this Item with respect to corporate governance is incorporated by reference from the information contained under the heading “The Board of Directors and Corporate Governance” in the definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees. This code is publicly available in the investor relations area of our website at www.lhcgroup.com. Any substantive amendments to this code, or any waivers granted for any directors or executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, will be disclosed on our website and remain available there for at least 12 months. This code of ethics is not incorporated in this report by reference. Copies of our code of ethics may also be requested in print by writing to Investor Relations at LHC Group, Inc., 420 West Pinhook Road, Suite A, Lafayette, Louisiana, 70503.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference from the information contained under the heading “Executive Officer Compensation” in the definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Price of Outstanding Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a)
Equity compensation plans approved by Stockholders:	15,000	$16.88	1,112,090
Equity compensation plans not approved by Stockholders:	—	—	—

Total	15,000	$16.88	1,112,090

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from the information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LHC Group, Inc.:

We have audited the accompanying consolidated balance sheets of LHC Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LHC Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LHC Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of the LHC Group, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Baton Rouge, Louisiana

March 18, 2013

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash	$9,720	$256
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $11,863 and $10,692, respectively	83,951	91,183
Other receivables	589	1,636
Amounts due from governmental entities	1,596	315

Total receivables, net	86,136	93,134
Deferred income taxes	7,671	7,269
Prepaid income taxes	7,436	26,667
Prepaid expenses	6,818	6,576
Other current assets	2,949	4,363

Total current assets	120,730	138,265
Property, building and equipment, net of accumulated depreciation of $34,331 and $28,073	29,531	28,182
Goodwill	169,150	164,731
Intangible assets, net of accumulated amortization of $2,985 and $2,325	62,042	59,389
Other assets	5,441	5,809

Total assets	$386,894	$396,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$14,897	$23,119
Salaries, wages and benefits payable	29,890	25,571
Self insurance reserve	5,444	5,612
Amounts due to governmental entities	4,979	3,234

Total current liabilities	55,210	57,536
Deferred income taxes	25,129	22,523
Income tax payable	3,415	3,415
Revolving credit facility	19,500	34,820

Total liabilities	103,254	118,294
Noncontrolling interest-redeemable	11,426	11,348
Stockholders’ equity:
Common stock—$0.01 par value: 40,000,000 shares authorized; 21,578,772 and 21,374,264 shares issued and 16,925,733 and 18,298,659 shares outstanding, respectively	216	183
Treasury stock—4,653,039 and 3,075,605 shares at cost, respectively	(33,846)	(6,216)
Additional paid-in capital	100,619	95,964
Retained earnings	201,192	173,752

Total LHC Group, Inc. stockholders’ equity	268,181	263,683
Noncontrolling interest—non-redeemable	4,033	3,051

Total equity	272,214	266,734

Total liabilities and stockholders’ equity	$386,894	$396,376

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	For the Year Ended of December 31,
	2012	2011	2010
Net service revenue	$637,569	$633,872	$631,567
Cost of service revenue	365,752	352,346	326,521

Gross margin	271,817	281,526	305,046
Provision for bad debts	11,875	12,320	7,607
Settlement with government agencies	—	65,000	—
General and administrative expenses	205,637	210,588	201,837

Operating income (loss)	54,305	(6,382)	95,602
Interest expense	(1,550)	(1,018)	(134)
Gain (loss) on the sale of assets and entities	(105)	59	(7)
Non-operating income	289	1,722	812

Income (loss) from continuing operations before income taxes and noncontrolling interests	52,939	(5,619)	96,273
Income tax expense (benefit)	17,511	(1,968)	31,727

Income (loss) from continuing operations	35,428	(3,651)	64,546

Net income (loss)	35,428	(3,651)	64,546
Less net income attributable to noncontrolling interest	7,988	9,593	15,787

Net income (loss) attributable to LHC Group, Inc.	27,440	(13,244)	48,759
Redeemable noncontrolling interests	—	—	41

Net income (loss) available to LHC Group, Inc.’s common stockholders	$27,440	$(13,244)	$48,800

Earnings per share-basic:
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$1.54	$(0.73)	$2.69
Earnings per share-diluted:
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$1.53	$(0.73)	$2.68
Weighted average shares outstanding:
Basic	17,853,321	18,265,118	18,119,183
Diluted	17,899,195	18,265,118	18,226,091

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except share data)

	LHC Group, Inc.						Noncontrolling Interest -Non- redeemable	Total Equity	Non- Controlling Interest - Redeemable	Net Income (Loss)
	Common Stock				Additional Paid-In Capital	Retained Earnings
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2009	$179	20,967,418	$(3,513)	2,976,733	$86,310	$138,196	$388	$221,560	$13,823
Net income	—	—	—	—	—	48,759	1,824	50,583	13,963	64,546

Transfer of noncontrolling interest	—	—	—	—	—	—	684	684	(684)
Purchase of additional controlling interest	—	—	—	—	(1,914)	—	—	(1,914)	—
Acquired noncontrolling interest	—	—	—	—	—	—	612	612	338
Noncontrolling interest distributions	—	—	—	—	—	—	(1,761)	(1,761)	(13,905)
Stock issued for acquisitions	2	50,150	—	—	1,548	—	—	1,550	—
Stock option exercise	—	4,000	—	—	91	—	—	91	—
Nonvested stock compensation	—	—	—	—	3,742	—	—	3,742	—
Issuance of vested restricted stock	—	130,211	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(940)	31,531	—	—	—	(940)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	459	—	—	459	—
Issuance of common stock under Employee Stock Purchase Plan	—	28,508	—	—	781	—	—	781	—
Recording noncontrolling interest in joint venture at redemption value	—	—	—	—	—	41	—	41	—

Balances at December 31, 2010	$181	21,180,286	$(4,453)	3,008,264	$91,017	$186,996	$1,747	$275,488	$13,535

Net income (loss)	—	—	—	—	—	(13,244)	1,075	(12,169)	8,518	(3,651)

Transfer of noncontrolling interest	—	—	—	—	205	—	163	368	—
Acquired noncontrolling interest	—	—	—	—	—	—	1,372	1,372	—
Noncontrolling interest distributions	—	—	—	—	—	—	(1,402)	(1,402)	(10,455)
Purchase of additional controlling interest	—	—	—	—	(641)	—	—	(641)	(250)
Sale of noncontrolling interest	—	—	—	—	212	—	96	308	—
Nonvested stock compensation	—	—	—	—	4,092	—	—	4,092	—
Issuance of vested restricted stock	—	155,687	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,186)	43,182	—	—	—	(1,186)	—
Repurchase of common stock	—	—	(577)	24,159	—	—	—	(577)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	221	—	—	221	—
Issuance of common stock under Employee Stock Purchase Plan	2	38,291	—	—	858	—	—	860	—

Balances at December 31, 2011	$183	21,374,264	$(6,216)	3,075,605	$95,964	$173,752	$3,051	$266,734	$11,348

Net income	—	—	—	—	—	27,440	595	28,035	7,393	35,428

Acquired noncontrolling interest	—	—	—	—	—	—	1,636	1,636	—
Noncontrolling interest distributions	—	—	—	—	—	—	(1,249)	(1,249)	(7,195)
Purchase of additional controlling interest	—	—	—	—	(189)	—	—	(189)	(120)
Sale of noncontrolling interest	—	—	—	—	80	—	—	80	—
Nonvested stock compensation	—	—	—	—	4,390	—	—	4,390	—
Issuance of vested restricted stock	—	154,323	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(672)	36,621	—	—	—	(672)	—
Repurchase of common stock	—	—	(26,958)	1,540,813	—	—	—	(26,958)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	(376)	—	—	(376)	—
Issuance of common stock under Employee Stock Purchase Plan	1	50,185	—	—	782	—	—	783	—
Reclassification of common stock at par value	32	—	—	—	(32)	—	—	—	—

Balances at December 31, 2012	$216	21,578,772	$(33,846)	4,653,039	$100,619	$201,192	$4,033	$272,214	$11,426

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$35,428	$(3,651)	$64,546
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,806	7,521	7,496
Provision for bad debts	11,875	12,320	7,607
Stock based compensation expense	4,390	4,092	3,742
Deferred income taxes	2,204	4,378	2,771
(Gain) loss on sale of assets	105	—	—
Loss on impairment of intangible assets	650	—	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(4,497)	(21,024)	(16,195)
Prepaid expenses, other assets	1,780	6,247	(2,319)
Prepaid taxes	18,855	(17,926)	(2,194)
Accounts payable and accrued expenses	(4,288)	4,478	5,777
Net amounts due from governmental entities	464	189	706

Net cash provided by (used in) operating activities	74,772	(3,376)	71,937

Investing activities
Cash paid for acquisitions, primarily goodwill, intangible assets and advance payment on acquisitions	(6,758)	(11,680)	(31,747)
Proceeds from sale of assets	33	—	—
Purchases of property, building and equipment	(8,415)	(7,945)	(11,586)

Net cash used in investing activities	(15,140)	(19,625)	(43,333)

Financing activities
Proceeds from line of credit	188,561	142,995	9,023
Payments on line of credit	(203,881)	(108,175)	(14,746)
Principal payments on debt	—	—	(4,483)
Payments on capital leases	—	(14)	(31)
Payment of contingent consideration	—	—	(1,726)
Excess tax benefits from vesting of restricted stock	—	320	476
Proceeds from issuance of common stock under ESPP	783	860	781
Proceeds from exercise of stock options	—	—	74
Noncontrolling interest distributions	(8,444)	(11,857)	(15,666)
Purchase of additional controlling interest	(309)	(891)	(1,914)
Sale of noncontrolling interest	80	308	—
Payment of deferred financing fees	—	—	(498)
Repurchase of common stock	(26,958)	(577)	—

Net cash provided by (used in) financing activities	(50,168)	22,969	(28,710)

Change in cash	9,464	(32)	(106)
Cash at beginning of period	256	288	394

Cash at end of period	$9,720	$256	$288

Supplemental disclosures of cash flow information
Interest paid	$1,550	$1,018	$134

Income taxes paid	$8,645	$11,363	$30,605

Supplemental disclosure of non-cash transactions:

2012 non-cash transactions. In conjunction with the vesting of non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. During 2012, the Company obtained $672,000 of treasury shares for tax payments on stock vesting.

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

The Company recorded $3.4 million as an unrecognized tax position during 2011.

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

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals. As of December 31, 2012, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Alabama, Arkansas, Florida, Georgia, Idaho, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Virginia, West Virginia and Washington.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity for the periods presented:

	2012	2011	2010
Wholly owned subsidiaries	48.1%	49.5%	49.5%
Equity joint ventures	49.1	47.1	47.4
License leasing arrangements	1.9	2.4	1.7
Management services	0.9	1.0	1.4

	100.0%	100.0%	100.0%

All significant inter-company accounts and transactions have been eliminated in consolidation. Business combinations accounted for as purchases have been included in the consolidated financial statements from the respective dates of acquisition.

The following discussion describes the Company’s consolidation policy with respect to its various ventures excluding wholly owned subsidiaries:

Equity Joint Ventures

A majority of the Company’s joint ventures are structured as limited liability companies in which the Company typically owns a majority equity interest ranging from 51% to 90%. Each member of all but one of the

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s equity joint ventures participates in profits and losses in proportion to their equity interests. The Company has one joint venture partner whose participation in losses is limited. The Company consolidates these entities as the Company has the obligation to absorb losses of the entities and the right to receive benefits from the entities and generally has voting control over the entities.

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

The following table sets forth the percentage of net service revenue earned by category of payor for the years ending December 31:

	2012	2011	2010
Payor:
Medicare	77.9%	79.7%	80.5%
Medicaid	1.8	2.3	2.7
Other	20.3	18.0	16.8

	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment was as follows for the years ending December 31:

	2012	2011	2010
Home-based services	88.4%	88.0%	87.9%
Facility-based services	11.6	12.0	12.1

	100.0%	100.0%	100.0%

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

Hospice payments are also subject to an inpatient cap and an overall payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors its limits on a provider-by-provider basis. The Company has not received notification that any of its hospices have exceeded the cap on inpatient care services or overall payments during 2012 or 2013 to date.

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

Management Services

The Company records management services revenue as services are provided in accordance with the various management services agreements to which the Company is a party. As described in the agreements, the Company provides billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency or inpatient rehabilitation facility. The Company is responsible for the costs associated with the locations and personnel required for the provision of services. The Company is compensated based on a percentage of cash collections and is reimbursed for operating expenses and compensated based on a percentage of operating net income.

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. Because Medicare is the Company’s primary payor, the credit risk associated with receivables from other payors is limited. The Company believes the credit risk associated with its Medicare accounts, which represent 63.6% and 65.6% of its patient accounts receivable at December 31, 2012 and December 31, 2011, respectively, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

Goodwill and Intangible Assets

Goodwill is reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. To determine whether goodwill is impaired, a two step impairment test is performed. Goodwill is evaluated for impairment by comparing the current fair value of each of the Company’s reporting units to their recorded value, including goodwill. If the fair value of the reporting units exceeds the carrying value, no impairment is indicated. If the fair value of a reporting unit exceeds the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The Company has determined that its homecare and hospice businesses, which together make up its home-based services segment, each represent individual reporting units. The operating components of the Company’s home-based services segment are the subsidiaries or joint ventures with individual licenses to conduct homecare or hospice operations within geographic markets as limited by the terms of each license. The operating components of the Company’s facility-based services segment are individual operating entities and the facility-based services segment is the reporting unit. For purposes of evaluating goodwill for impairment, the Company aggregates the operating components that make up each reporting unit.

The Company estimates the fair value of its identified reporting units using the discounted cash flow method and the market multiple analysis method. These valuations require management to make estimates and assumptions regarding industry economic factors and the profitability of future business strategies. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. For each of the reporting units, the estimated fair value is determined based on a formula that considers 50% of the estimated value based on a multiple of earnings before interest, taxes, depreciation and amortization plus 50% of the estimated value using recent sales of comparable facilities. A change in the weight assigned to each methodology would not have changed the conclusion that no impairment charge is necessary during the year ending December 31, 2012. The Company has not recognized goodwill impairment charges in 2012, 2011 or 2010.

Included in intangible assets, net, are definite-lived assets subject to amortization such as non-compete agreements. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets.

The Company also has indefinite-lived assets that are not subject to amortization expense such as trade names, certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that trade names, certificates of need and licenses have indefinite lives, because there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need, licenses and use these trade names indefinitely. These indefinite-lived intangible assets are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. To determine whether an indefinite-lived intangible asset is impaired, the Company performs a qualitative assessment to support the conclusion that the indefinite-lived intangible asset is not impaired. Based on the results of that qualitative assessment, the Company may perform a quantitative test. The quantitative impairment test on the trade names uses the relief-from royalty method. Under

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this method, the fair value of the intangible asset is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for use over their estimated useful lives. The quantitative impairment test for certificates of need and licenses applies the cost approach. Under this method assumptions are made about the cost to replace the certificates of need. During the twelve months ended December 31, 2012, the Company recorded an impairment charge related to indefinite-lived intangible assets of $650,000. There were no impairment charges recorded in 2011 or 2010.

Due to/from Governmental Entities

The Company’s LTACHs are reimbursed for certain activities based on tentative rates. The amounts recorded in due to/from governmental entities on the Company’s consolidated balance sheets relate to settled and open cost reports that are subject to the completion of audits and the issuance of final assessments. Final reimbursement is determined based on submission of annual cost reports and audits by the fiscal intermediary. Adjustments are accrued on an estimated basis in the period the related services were rendered and further adjusted as final settlements are determined. These adjustments are accounted for as changes in estimates. During the twelve months ended December 31, 2012, the Company recorded adjustments related to cost report settlements and anticipated settlements which reduced revenue in the facility-based segment by $1.0 million. There were no significant adjustments related to cost report settlements recorded in 2011 or 2010.

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

Property, building and equipment is reviewed whenever events or changes in circumstances occur that indicate possible impairment. There were no impairments recognized during the periods ended December 31, 2012, 2011 or 2010.

The following table describes the Company’s components of property, building and equipment:

	December 31,
	2012	2011
	(In thousands)
Land	$673	$673
Building and improvements	6,109	6,275
Transportation equipment	6,232	5,664
Fixed equipment	3,516	3,630
Office furniture and medical equipment	47,332	40,013

	63,862	56,255
Less accumulated depreciation	34,331	28,073

	$29,531	$28,182

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $6.9 million, $6.6 million and $6.7 million, respectively. The Company writes off assets that are fully depreciated and no longer in use.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Noncontrolling Interest

The nonredeemable interest held by third parties in subsidiaries owned or controlled by the Company is reported on the consolidated balance sheets as noncontrolling interest as a component of stockholders’ equity. Redeemable interest held by third parties in subsidiaries owned or controlled by the Company is reported on the consolidated balance sheets outside permanent equity. All noncontrolling interest reported in the consolidated statements of operations reflects the respective interests in the income or loss after income taxes of the subsidiaries attributable to the other parties, the effect of which is removed from the net income (loss) available to LHC Group, Inc.

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

The following table sets forth shares used in the computation of basic and diluted per share information for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Weighted average number of shares outstanding for basic per share calculation	17,853,321	18,265,118	18,119,183
Effect of dilutive potential shares:
Options	1,909	—	5,368
Nonvested restricted stock	43,965	—	101,540

Adjusted weighted average shares for diluted per share calculation	17,899,195	18,265,118	18,226,091

Antidilutive shares	345,122	316,928	153,290

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment allowing an entity to have the option to not calculate the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The guidance is effective for all interim and annual reporting periods after September 15, 2012. The adoption of the guidance did not have a material impact on the Company’s operating results, financial position or liquidity.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions and Disposals

2012 Acquisitions

Pursuant to its strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired three home health entities during the twelve months ended December 31, 2012, and maintains an ownership interest in the entities as set forth below:

Acquired Entity	Ownership Percentage	State of Operations	Acquisition Date
LHCG XXXIII, LLC	70%	Texas	07/01/2012
Methodist HomeCare	70%	Texas	07/01/2012
Acadian Homecare of New Iberia, LLC	100%	Louisiana	11/01/2012

Each of the acquisitions was accounted for under the acquisition method of accounting, and accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition.

The total aggregate purchase price for the Company’s acquisitions was $5.1 million, which was paid primarily in cash. Purchase prices are determined based on an analysis of comparable acquisitions and the target market’s potential future cash flows.

The Company’s home-based segment recognized aggregate goodwill of $4.4 million, including $902,000 of noncontrolling goodwill. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired (all amounts are in thousands):

Consideration
Cash	$5,058

Fair value of total consideration transferred	$5,058

Acquisition-related costs (included in general and administrative expenses)	$182

Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	$1,895
Certificates of need/license	519
Other identifiable intangible assets	63
Other assets and (liabilities)	(202)

Total identifiable assets	$2,275

Noncontrolling interest	$1,636
Goodwill, including noncontrolling interest of $902,000	$4,419

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table contains unaudited pro forma consolidated income statement information assuming the 2012 acquisitions closed January 1, 2011 (amount in thousands, except earnings per share):

	2012	2011
Net service revenue	$641,911	$646,678
Operating income (loss)	52,909	(6,030)
Net income (loss)	26,246	(14,102)
Basic earnings per share	1.47	(0.77)
Diluted earnings per share	1.47	(0.77)

The pro forma disclosure in the table above includes adjustments for depreciation expense, amortization of intangible assets, income tax expense and an estimate of additional costs to provide administrative services for these locations as if the acquisition had occurred on January 1, 2011. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information.

Sale of Membership Interest in Company’s Subsidiary

During the twelve months ended December 31, 2012, the Company sold membership interests in one of its wholly owned subsidiaries. The total sales price was $80,000 for the sale of 40% membership interests and was accounted for as an equity transaction, resulting in the Company increasing additional paid in capital by $80,000.

Purchase of Membership Interest in Company’s Subsidiary

During the twelve months ended December 31, 2012, the Company purchased additional membership interests in three of its joint ventures. The total purchase price for the additional ownership from these equity transactions was $309,000, resulting in the Company reducing noncontrolling interest-redeemable by $120,000 and additional paid in capital by $189,000.

2011 Acquisitions

The total purchase price for the Company’s acquisitions was $12.3 million, which was paid primarily in cash. Purchase prices were determined based on an analysis of comparable acquisitions and the target market’s potential future cash flows. Consideration for one of the acquisitions was a transfer of a 26.32% ownership interest in one of the Company’s wholly owned home health agencies. The transfer of the noncontrolling interest in the Company’s existing home health agency was accounted for as an equity transaction, resulting in the Company recognizing additional paid in capital of $206,000.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 30, 2010, the Company paid $6.9 million in cash for three acquisitions with January 1, 2011 acquisition dates. Control was not assumed until January 1, 2011; therefore, the $6.9 million cash payments were recorded as advance payment on acquisitions at December 31, 2010.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Goodwill and Other Intangibles, Net

In accordance with applicable accounting standards, the Company performed an impairment analysis on its indefinite-lived intangible assets related to the Company’s trade names, licenses and certificates of need to determine the fair values as of September 30, 2012. Lower revenue expectations caused primarily by projected Medicare reimbursement cuts reduced the fair values of certain intangible assets below their carrying values. Based on that analysis, the Company recorded an impairment charge of $650,000 for the year ended December 31, 2012 which is included in general and administrative expenses.

As a result of the impairment charge, the carrying values of the related intangible assets were adjusted to their estimated fair values as of September 30, 2012. Any further decline in the estimated fair values of these intangibles could result in additional impairment charges being recorded. The Company determined that except for the impairment charges described above, no other intangible assets were impaired at December 31, 2012.

The Company determined that there was no impairment for the goodwill of any reporting units as of December 31, 2012.

The following table summarizes the changes in goodwill by segment during the twelve months ended December 31, 2012 (amounts in thousands):

	2012	2011
Home-based services segment:
Balances at beginning of period	$153,140	$145,747
Goodwill from acquisitions	3,517	6,735
Goodwill related to noncontrolling interest	902	658

Home-based balance at end of period	157,559	153,140

Facility-based services segment:
Balances at beginning of period	$11,591	$11,591

Facility-based balance at end of period	11,591	11,591

Consolidated balance at end of period	$169,150	$164,731

The following table summarizes the changes in intangible assets during the twelve months ended December 31, 2012 (amounts in thousands):

	Trade Names	Certificate of Need/ License	Other Intangibles	Total
Balance at December 31, 2011	$49,840	$8,502	$1,047	$59,389
Additions	1,895	2,135	147	4,177
Amortization	—	—	(660)	(660)
Other(1)	(327)	(537)	—	(864)

Balance at December 31, 2012	$51,408	$10,100	$534	$62,042

(1)	Includes a non-cash impairment charge of $650,000 and $214,000 to reduce the intangible assets due to the closure of an agency. Of these costs $464,000 was allocated to the home-based services segment and $400,000 was allocated to the facility-based services segment.

Intangible assets of $60.5 million, net of accumulated amortization, related to the home-based services segment and $1.5 million related to the facility-based services segment as of December 31, 2012.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the twelve months ended December 31, 2012, the Company purchased a certificate of need which was previously leased and entered into a noncompete agreement for $1.7 million, primarily paid in cash. This asset acquisition was allocated among certificate of need and noncompete agreement in the home-based services segment. The certificate of need has an indefinite useful life and will not be subject to amortization. The noncompete agreement will be amortized over the life of the agreement, which is three years.

5. Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows:

	2012	2011
	(In thousands)
Deferred tax assets:
Allowance for uncollectible accounts	$3,901	$3,582
Accrued employee benefits	3,250	2,665
Stock compensation	1,593	1,362
Accrued self-insurance	2,097	2,161
Acquisition costs	861	650
Net operating loss carry forward	779	542
Valuation allowance	(44)	(44)
Dividend received deduction	—	(78)
Intangible asset impairment	60	66
Litigation reserve	31	41
Uncertain tax position—state tax portion	215	215
Charitable contribution carryforward	—	17
Other	489	—

Deferred tax assets	$13,232	$11,179

Deferred tax liabilities:
Amortization of intangible assets	(21,455)	(17,508)
Tax depreciation in excess of book depreciation	(7,007)	(7,182)
Prepaid expenses	(765)	(655)
Non-accrual experience accounting method	(1,302)	(968)
Conversion from cash basis accounting	—	(120)
Deferred state tax receivable	(161)	—

Deferred tax liabilities	(30,690)	(26,433)

Net deferred tax liability	$(17,458)	$(15,254)

Based on the Company’s historical pattern of taxable income, the Company believes it will produce sufficient income in the future to realize its deferred income tax assets. Management provides a valuation allowance for any net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s income tax expense (benefit) from continuing operations, less noncontrolling interest, were as follows:

	2012	2011	2010
	(In thousands)
Current:
Federal	$12,930	$(5,924)	$24,811
State	2,377	(636)	4,145

	15,307	(6,560)	28,956
Deferred:
Federal	1,955	4,545	2,520
State	249	47	251

	2,204	4,592	2,771

Total income tax expense (benefit)	$17,511	$(1,968)	$31,727

A reconciliation of the differences between income taxes expense on net income attributable to LHC Group, Inc., computed at the federal statutory rate and provisions for income taxes for each period is as follows:

	2012	2011	2010
	(In thousands)
Income taxes computed at federal statutory tax rate	$15,733	$(5,232)	$28,170
State income taxes, net of federal benefit	1,739	(443)	2,984
Reduction in valuation allowance	—	(392)	(193)
Nondeductible expenses	844	675	766
Uncertain tax position	—	3,200	—
Other items	40	437	—
Income tax credits	(845)	(213)	—

Total income tax expense (benefit)	$17,511	$(1,968)	$31,727

The Company is subject to both federal and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2009.

As of December 31, 2012, $3.4 million was recorded in income tax payable as an unrecognized tax benefit which, if recognized, would decrease the Company’s effective tax rate. A reconciliation of the total amounts of unrecognized tax benefits follows:

Total unrecognized tax benefits as of December 31, 2011	$3,415
Increases (decreases) in unrecognized tax benefits as a result of:
Tax positions taken during the current period	—

Total unrecognized tax benefits as of December 31, 2012	$3,415

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. During the year ended December 31, 2012, the Company recognized $132,000 in interest expense and no penalties in its consolidated financial statements, and recorded an accrued liability of interest payments related to uncertain tax positions. During the years ended December 31, 2011 and 2010, the Company did not recognize any interest or penalties in its consolidated financial statements and did not record an accrued liability of interest or penalty payments related to uncertain tax positions.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Credit Facility

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

As of December 31, 2012 the Company had $19.5 million drawn and letters of credit in the amount of $6.0 million outstanding under the Credit Facility. The interest rate at December 31, 2012 was 4.25%.

The Company paid $1.0 million of credit fees on the Credit Facility during 2012. The Company issues letters of credit as collateral on its workers’ compensation insurance. At December 31, 2012 and 2011, outstanding letters of credit under this program were $6.0 million and $3.8 million, respectively.

The Credit Facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to the Company’s business or organization, making certain payments in respect of stock or other ownership interests, such as dividends, and stock repurchases in excess of $50.0 million. Under the Credit Facility, the Company is also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth and leverage ratios. At December 31, 2012, the Company believes it was in compliance with all covenants.

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

The Company uses the cost method to account for the repurchase of common stock and the average cost method to account for reissuance of treasury shares. During the twelve months ended December 31, 2012, the Company repurchased 1,540,813 shares of common stock at an aggregate cost of $27.0 million, including commissions, or an average cost per share of $17.52. During the twelve months ended December 31, 2011, we repurchased 24,159 shares of common stock at an aggregate cost of $577,000, including commissions, or an average cost per share of $23.93. The remaining dollar value of shares authorized to be purchased under the share repurchase program is $22.5 million at December 31, 2012.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Based Awards

At the Company’s 2010 Annual Meeting of Stockholders, the stockholders of the Company approved the Company’s 2010 Long Term Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). A total of 1,500,000 shares of the Company’s common stock are reserved and available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee. The Compensation Committee will determine the exercise price for non-statutory stock options, which cannot be less than the fair market value of our common stock as of the date of grant.

In the event of a change of control as defined in the 2010 Incentive Plan, all restricted periods and restrictions imposed on non-performance based restricted stock awards will lapse and outstanding options will become immediately exercisable in full.

Share Based Compensation

Stock Options

The following table represents stock options activity for the year ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	15,000	$16.88	4.0 years	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expired	—	—	—	—
Options outstanding at December 31, 2012	15,000	$16.88	3.0 years	$—
Options exercisable at December 31, 2012	15,000	$16.88	3.0 years	$66,375

All options are fully vested and exercisable at December 31, 2012. There were no options granted and no compensation expense related to stock options grants recorded in the years ended December 31, 2012, 2011 or 2010.

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

During 2012, 2011 and 2010, respectively, 187,140, 139,470 and 20,000 non-vested shares were granted to employees pursuant to the 2010 Incentive Plan. During 2010, 130,755 non-vested shares were granted to employees pursuant to the 2005 Long-Term Incentive Plan. No further awards can be granted under the 2005 Long-Term Incentive Plan. Shares granted generally vest over a five year period.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also issues non-vested stock to its independent directors of the Company’s Board of Directors. During 2012, 2011 and 2010, respectively, 26,100, 15,200 and 18,700 non-vested shares of stock were granted to the independent directors under the 2005 Director Compensation Plan. The shares issued under the 2005 Director Compensation Plan were drawn from the 1,500,000 shares reserved and available for issuance under the 2010 Incentive Plan. The shares fully vest one year from the date of the grant.

The fair value of non-vested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of non-vested shares granted during the years ended December 31, 2012, 2011 and 2010 were $19.02, $26.37 and $30.01, respectively.

The following table represents the non-vested stock activity for the year ended December 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding at January 1, 2012	494,995	$24.17
Granted	213,240	$19.02
Vested	(153,743)	$24.54
Forfeited	(68,431)	$24.30

Non-vested shares outstanding at December 31, 2012	486,061	$22.33

As of December 31, 2012, there was $7.9 million of total unrecognized compensation cost related to non-vested shares granted. That cost is expected to be recognized over the weighted average period of 3.1 years. The total fair value of shares vested in the years ended December 31, 2012, 2011 and 2010 were $3.7 million, $3.9 million and $2.8 million, respectively. The Company records compensation expense related to non-vested share awards at the grant date for shares that are awarded fully vested and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $4.4 million, $4.1 million and $3.7 million in compensation expense related to non-vested stock grants in the years ended December 31, 2012, 2011 and 2010, respectively.

Employee Stock Purchase Plan

In 2006, the Company adopted the Employee Stock Purchase Plan allowing eligible employees to purchase the Company’s common stock at 95% of the market price on the last day of each calendar quarter. There were 250,000 shares reserved for the plan. The table below details the shares issued during 2012, 2011 and 2010 under the Employee Stock Purchase Plan.

	Number of Shares	Weighted Average Per Share Price
Shares available as of January 1, 2009	178,231
Shares issued in 2010	28,508	$28.04
Shares issued in 2011	38,291	$23.40
Shares issued in 2012	50,185	$15.58

Shares available as of December 31, 2012	61,247

Treasury Stock

In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. The Company redeemed 36,621, 43,182 and 31,531 shares of common stock related to these tax obligations during the years ended December 31, 2012, 2011 and 2010, respectively.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8. Leases

In certain instances, state laws may prohibit the sale of a home nursing agency or hospitals may be reluctant to sell their home health agencies. In these instances, the Company, through its wholly owned subsidiaries, enters into a lease agreement for a Medicare and Medicaid license, as well as the associated provider number to provide home health or hospice services. As of December 31, 2012, the Company had three license lease arrangements to operate four home nursing agencies and three hospice agencies.

One of the leases was entered into in 2007 and expires in 2017. Expense related to this lease was $210,000, $245,000 and $268,000 for the years ended December 31, 2012, 2011, and 2010, respectively. Payment due under this lease is $220,500 in 2013.

Two of the leases were amended during 2010 to extend the lease terms to one year with an automatic renewal clause of four years. Expense related to these leases was $269,176, $135,892 and $201,690 for the years ended December 31, 2012, 2011 and 2010, respectively. The lease payments associated with these leases are based on a percentage of net quarterly profits; therefore, the future payments will vary with the future profits.

The Company leases office space and equipment at its various locations. Many of the leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will be renewed or, upon making a decision to relocate, replaced by leases for new locations. Operating lease terms range from three to ten years. Rent expense includes insurance, maintenance, and other costs as required by the lease. Total rental expense was approximately $17.3 million, $17.3 million and $15.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

2013	$13,332
2014	8,570
2015	4,889
2016	2,450
2017	755
Thereafter	1,437

$31,433

9. Employee Benefit Plan

Defined Contribution Plan

The Company sponsors a 401(k) plan to all eligible full-time employees. The plan allows participants to contribute up to 15% of their compensation and allows discretionary Company contributions as determined by

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s Board of Directors. Effective January 1, 2006, the Company implemented a discretionary match of up to two percent of participating employee contributions. The employer contribution will vest 20% after two years and 20% each additional year until it is fully vested in year six. Contribution expense to the Company was $1.7 million, $3.4 million and $2.9 million in 2012, 2011 and 2010, respectively. During the twelve months ended December 31, 2012, the Company applied $2.0 million in forfeitures which reduced the Company’s contribution expense.

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

On July 16, 2010, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) that included a request for documents related to the Company’s participation in the Medicare Home Health Prospective Payment System. The Company produced the documents requested by the initial subpoena, produced additional documents requested by the SEC as part of its review, and cooperated fully with the SEC’s review. On December 3, 2012, the Company was advised by the SEC that its investigation was complete and that it did not intend to recommend any enforcement action against the Company.

On October 17, 2011, the Company received a subpoena from the Department of Health and Human Services Office of Inspector General (the “OIG”). The subpoena requested documents related to the Company’s agencies in Oregon, Washington and Idaho. The Company has produced all documents requested by the OIG and has fully cooperated with the OIG’s review. The Company cannot predict the outcome or effect of this review, if any, on the Company’s business.

On June 13, 2012, a putative shareholder securities class action was filed against the Company and its Chairman and Chief Executive Officer in the United States District Court for the Western District of Louisiana, styled City of Omaha Police & Fire Retirement System v. LHC Group, Inc., et al., Case No. 6:12-cv-01609-JTT-CMH. The action was filed on behalf of LHC shareholders who purchased shares between July 30, 2008 and October 26, 2011. Plaintiff generally alleges that the defendants caused false and misleading statements to be issued in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and that the Company’s Chairman and Chief Executive Officer is a control person under Section 20(a) of the Exchange Act. On November 2, 2012, Lead Plaintiff City of Omaha Police & Fire Retirement System filed an Amended Complaint for Violations of the Federal Securities Laws (“Amended Complaint”) on behalf of the same putative class of LHC shareholders as the original Complaint. In addition to claims under Sections 10(b) and 20(a) of the Exchange Act, the Amended Complaint added a claim against the Chairman and Chief Executive Officer for violation of Section 20A of the Exchange Act. The Company believes these claims are without merit and intends to defend this lawsuit vigorously. On December 17, 2012, the Company and the Chairman and Chief Executive Officer filed a motion to dismiss the Amended Complaint, which was denied by Order dated March 15, 2013. The Company cannot predict the outcome or effect of this lawsuit, if any, on the Company’s business.

Except as discussed above, the Company is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

Any negative findings in the investigations or lawsuits could result in substantial financial penalties or awards against the Company or exclusion from future participation in the Medicare and Medicaid programs. At this time, the Company cannot predict the ultimate outcome of these inquiries or the potential range of damages, if any.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31, 2012
	Home-Based Services	Facility-Based Services	Total
	(In thousands)
Net service revenue	$563,741	$73,828	$637,569
Cost of service revenue	322,189	43,563	365,752
Provision for bad debts	10,593	1,282	11,875
General and administrative expenses	184,125	21,512	205,637

Operating income	46,834	7,471	54,305
Interest expense	1,356	194	1,550
Non operating income, including gain on sale of assets	133	51	184

Income from continuing operations before income taxes and noncontrolling interest	45,611	7,328	52,939
Income tax expense	15,457	2,054	17,511

Income from continuing operations	30,154	5,274	35,428
Noncontrolling interest	6,964	1,024	7,988

Net income attributable to LHC Group, Inc.’s common stockholders	$23,190	$4,250	$27,440

Total assets	$349,740	$37,154	$386,894

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2011
	Home-Based Services	Facility-Based Services	Total
	(In thousands)
Net service revenue	$557,901	$75,971	$633,872
Cost of service revenue	307,744	44,602	352,346
Provision for bad debts	11,680	640	12,320
Settlement with government agencies	65,000	—	65,000
General and administrative expenses	190,264	20,324	210,588

Operating income (loss)	(16,787)	10,405	(6,382)
Interest expense	914	104	1,018
Non operating income, including gain on sale of assets	1,645	136	1,781

Income (loss) from continuing operations before income taxes and noncontrolling interest	(16,056)	10,437	(5,619)
Income tax expense (benefit)	(4,201)	2,233	(1,968)

Income (loss) from continuing operations	(11,855)	8,204	(3,651)
Noncontrolling interest	8,404	1,189	9,593

Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$(20,259)	$7,015	$(13,244)

Total assets	$360,340	$36,036	$396,376

	Year Ended December 31, 2010
	Home-Based Services	Facility-Based Services	Total
	(In thousands)
Net service revenue	$555,110	$76,457	$631,567
Cost of service revenue	281,013	45,508	326,521
Provision for bad debts	7,078	529	7,607
General and administrative expenses	182,750	19,087	201,837

Operating income	84,269	11,333	95,602
Interest expense	(116)	(18)	(134)
Non operating income, including gain on sale of assets	746	59	805

Income from continuing operations before income taxes and noncontrolling interest	84,899	11,374	96,273
Income tax expense	28,613	3,114	31,727

Income from continuing operations	56,286	8,260	64,546
Noncontrolling interest	14,170	1,617	15,787

Net income attributable to LHC Group, Inc.’s common stockholders	$42,116	$6,643	$48,759

Total assets	$319,447	$37,858	$357,305

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. For the year ended December 31, 2012, the carrying value of the Company’s long-term debt was based on the current interest rates and approximates its fair value.

13. Allowance for Uncollectible Accounts

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts:

	Beginning of Year Balance	Additions and Expenses	Deductions	End of Year Balance
	(In thousands)
Year ended December 31:
2012	$10,692	$11,875	$10,704	$11,863
2011	9,769	12,320	11,397	10,692
2010	8,262	7,607	6,100	9,769

14. Concentration of Risk

The Company’s Louisiana facilities accounted for approximately 28.5%, 31.1% and 33.0% of net service revenue during the years ended December 31, 2012, 2011 and 2010, respectively. Any material change in the current economic or competitive conditions in Louisiana could have a disproportionate effect on the Company’s overall business results.

15. Unaudited Summarized Quarterly Financial Information

The following table presents the Company’s unaudited quarterly results of operations (amounts in thousands, except share data):

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Net service revenue	$158,761	$158,055	$158,926	$161,827
Gross margin	68,902	65,837	67,692	69,386
Net income attributable to LHC Group, Inc.’s common stockholders	7,741	5,963	6,336	7,400
Basic earnings per share:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.42	$0.32	$0.36	$0.43
Diluted earnings per share:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.42	$0.32	$0.36	$0.43
Weighted average shares outstanding:
Basic	18,333,838	18,385,783	17,656,842	17,056,611
Diluted	18,399,608	18,423,258	17,726,819	17,155,909

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
Net service revenue	$161,783	$161,015	$153,398	$157,676
Gross margin	72,827	74,799	65,583	68,317
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	7,694	9,788	(37,960)	7,234
Basic earnings per share:
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$0.42	$0.54	$(2.08)	$0.40
Diluted earnings per share:
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$0.42	$0.53	$(2.08)	$0.39
Weighted average shares outstanding:
Basic	18,215,831	18,278,479	18,263,237	18,296,062
Diluted	18,351,637	18,346,441	18,263,237	18,353,505

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

POWER OF ATTORNEY

March 18, 2013

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

Signature	Title	Date

/s/ KEITH G. MYERS Keith G. Myers	Chief Executive Officer and Chairman of the Board of Directors	March 18, 2013

/s/ PETER J. ROMAN Peter J. Roman	Executive Vice President, Chief Financial Officer, Principal Accounting Officer	March 18, 2013

/s/ MONICA F. AZARE Monica F. Azare	Director	March 18, 2013

/s/ JOHN B. BREAUX John B. Breaux	Director	March 18, 2013

/s/ TED W. HOYT Ted W. Hoyt	Director	March 18, 2013

/s/ JOHN L. INDEST John L. Indest	Director	March 18, 2013

/s/ GEORGE A. LEWIS George A. Lewis	Director	March 18, 2013

/s/ RONALD T. NIXON Ronald T. Nixon	Director	March 18, 2013

/s/ W.J. “BILLY” TAUZIN W.J. “Billy” Tauzin	Director	March 18, 2013

Signature	Title	Date

/s/ KENNETH E.THORPE Kenneth E. Thorpe	Director	March 18, 2013

/s/ DAN S. WILFORD Dan S. Wilford	Director	March 18, 2013

/s/ CHRIS S. SHACKELTON Chris S. Shackelton	Director	March 18, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as Exhibit 3.1 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005).

3.2	Bylaws of LHC Group, Inc., as amended on December 3, 2007 (previously filed as Exhibit 3.2 to LHC Group’s Form 10-Q for the quarterly period ended March 31, 2008, filed on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.1	LHC 2003 Key Employee Equity Participation Plan (previously filed as Exhibit 10.3 to LHC Group’s Form S-1 (File No. 333-120792) filed on November 26, 2004). +

10.2	LHC Group, Inc. 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.4 to the Form S-1/A (File No. 333-120792) filed on February 14, 2005). +

10.3	LHC Group, Inc. 2010 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to LHC Group’s Form 10-Q for the quarterly period ended June 30, 2010, filed on August 6, 2010).

10.4	Form of Award under LHC Group, Inc. 2005 Director Compensation Plan. (previously filed as Exhibit 10.11 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005). +

10.5	Form of Indemnity Agreement between LHC Group and directors and certain officers (previously filed as Exhibit 10.10 to the Form S-1/A (File No. 333-120792) filed on February 14, 2005). +

10.6	LHC Group, Inc. 2005 Director Compensation Plan (previously filed as Exhibit 10.5 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005). +

10.7	Amendment to the LHC Group, Inc. Amended and Restated 2005 Non-Employee Directors Compensation Plan (previously filed as Exhibit 99.1 to LHC Group’s Form 8-K filed on June 16, 2006).

10.8	LHC Group, Inc. 2006 Employee Stock Purchase Plan (previously filed as Exhibit 99.2 to LHC Group’s Form 8-K filed on June 16, 2006). +

10.9	Amended and Restated Employment Agreement between Donald D. Stelly and LHC Group, Inc. , dated August 27, 2010 (previously filed as Exhibit 10.1 to LHC Group’s Form 8-K filed on August 30, 2010). +

10.10	Amended and Restated Employment Agreement between LHC Group, Inc. and Keith G. Myers, dated January 1, 2011 (previously filed as Exhibit 10.1 to LHC Group’s Form 8-K filed on January 6, 2011 ). +

10.11	Amended and Restated Employment Agreement by and between LHC Group, Inc. and Peter J. Roman, dated January 1, 2011 (previously filed as Exhibit 10.2 to LHC Group’s Form 8-K filed on January 6, 2011). +

10.12	Employment Agreement by and between LHC Group, Inc. and Pete C. November dated July 25, 2008 (previously filed as Exhibit 10.18 to LHC Group’s Form 10-K for the year ended December 31, 2009, filed on March 15, 2010). +

10.13	Amendment to the LHC Group, Inc. 2005 Non-Employee Directors Compensation Plan dated January 1, 2010 (previously filed as Exhibit 10.19 to LHC Group’s Form 10-K for the year ended December 31, 2009, filed on March 15, 2010). +

10.14	Settlement Agreement among the United States of America, LHC Group, Inc. and certain of its subsidiaries and relator, dated September 29, 2011 (previously filed as Exhibit 10.1 to LHC Group’s Form 8-K filed on September 30, 2011).

10.15	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and LHC Group, Inc., dated September 29, 2011 (previously filed as Exhibit 10.2 to LHC Group’s Form 8-K filed on September 30, 2011).

Exhibit Number	Description of Exhibits

10.16	Third Amended and Restated Credit Agreement, by and among LHC Group, Inc., Capital One, National Association, as a lender, administrative agent, sole book runner and sole lead arranger, JPMorgan Chase Bank, N.A., as a lender and syndication agent, Compass Bank, as a lender and documentation agent, and Whitney Bank and Regions Bank, as lenders, dated August 31, 2012 (previously filed as Exhibit 10.1 to the Form 8-K filed on September 4, 2012).

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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