Form 10-Q
period 2013-03-31
LHC Group, Inc
filed 2013-05-09
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of common stock, par value $0.01, outstanding as of May 2, 2013: 17,590,679 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$3,404	$9,720
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $12,917 and $11,863, respectively	81,238	83,951
Other receivables	622	589
Amounts due from governmental entities	1,237	1,596

Total receivables, net	83,097	86,136
Deferred income taxes	9,283	7,671
Prepaid income taxes	3,733	7,436
Prepaid expenses	6,573	6,818
Other current assets	3,893	2,949

Total current assets	109,983	120,730
Property, building and equipment, net of accumulated depreciation of $35,947 and $34,331, respectively	29,037	29,531
Goodwill	189,153	169,150
Intangible assets, net of accumulated amortization of $3,113 and $2,985, respectively	61,328	62,042
Other assets	5,406	5,441

Total assets	$394,907	$386,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$17,647	$14,897
Salaries, wages, and benefits payable	23,581	29,890
Self insurance reserve	6,170	5,444
Amounts due to governmental entities	4,301	4,979

Total current liabilities	51,699	55,210
Deferred income taxes	27,587	25,129
Income tax payable	3,415	3,415
Revolving credit facility	22,996	19,500
Note payable	201	—

Total liabilities	105,898	103,254
Noncontrolling interest — redeemable	11,791	11,426
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 21,727,657 and 21,578,772 shares issued in 2013 and 2012, respectively	217	216
Treasury stock — 4,681,930 and 4,653,039 shares at cost, respectively	(34,453)	(33,846)
Additional paid-in capital	101,346	100,619
Retained earnings	207,478	201,192

Total LHC Group, Inc. stockholders’ equity	274,588	268,181
Noncontrolling interest — non-redeemable	2,630	4,033

Total equity	277,218	272,214

Total liabilities and equity	$394,907	$386,894

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net service revenue	$161,953	$158,761
Cost of service revenue	93,248	89,859

Gross margin	68,705	68,902
Provision for bad debts	3,917	2,761
General and administrative expenses	51,623	50,882

Operating income	13,165	15,259
Interest expense	(425)	(359)
Non-operating income	65	65

Income before income taxes and noncontrolling interest	12,805	14,965
Income tax expense	4,536	5,226

Net income	8,269	9,739
Less net income attributable to noncontrolling interests	1,983	1,998

Net income attributable to LHC Group, Inc.’s common stockholders	$6,286	$7,741

Earnings per share — basic and diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.37	$0.42

Weighted average shares outstanding:
Basic	16,966,525	18,333,838
Diluted	17,073,543	18,399,608

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Non-controlling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances as of December 31, 2012	$216	21,578,772	$(33,846)	(4,653,039)	$100,619	$201,192	$4,033	$272,214
Net income	—	—	—	—	—	6,286	220	6,506 (1)
Transfer of noncontrolling interest	—	—	—	—	—	—	(1,342)	(1,342)
Purchase of additional controlling interest	—	—	—	—	(350)	—	—	(350)
Noncontrolling interest distributions	—	—	—	—	—	—	(281)	(281)
Nonvested stock compensation	—	—	—	—	888	—	—	888
Issuance of vested stock	—	140,040	—	—	—	—	—	—
Treasury shares surrendered to pay income tax	—	—	(607)	(28,891)	—	—	—	(607)
Excess tax benefits — vesting nonvested stock	—	—	—	—	11	—	—	11
Issuance of common stock under Employee Stock Purchase Plan	1	8,845	—	—	178	—	—	179

Balances as of March 31, 2013	$217	21,727,657	$(34,453)	(4,681,930)	$101,346	$207,478	$2,630	$277,218

(1)	Net income excludes net income attributable to noncontrolling interest-redeemable of $1.8 million during the three months ending March 31, 2013. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$8,269	$9,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,830	1,919
Provision for bad debts	3,917	2,761
Stock-based compensation expense	888	1,408
Deferred income taxes	846	(353)
(Gain) loss on sale of assets	14	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(1,237)	(3,774)
Prepaid expenses and other assets	(664)	1,200
Prepaid income taxes	3,703	18,349
Accounts payable and accrued expenses	(3,178)	(5,484)
Net amounts due to/from governmental entities	(319)	(180)

Net cash provided by operating activities	14,069	25,585

Investing activities
Purchases of property, building and equipment	(1,151)	(1,160)
Cash paid for acquisitions, primarily goodwill and intangible assets	(19,655)	(1,700)

Net cash (used in) investing activities	(20,806)	(2,860)

Financing activities
Proceeds from line of credit	41,500	26,879
Payments on line of credit	(38,004)	(47,486)
Proceeds from employee stock purchase plan	179	189
Proceeds from debt issuance	201	—
Noncontrolling interest distributions	(2,509)	(2,302)
Excess tax benefits from vesting of restricted stock	11	—
Redemption of treasury shares	(607)	—
Purchase of additional controlling interest	(350)	—
Sale of noncontrolling interest	—	80

Net cash provided by (used in) financing activities	421	(22,640)

Change in cash	(6,316)	85
Cash at beginning of period	9,720	256

Cash at end of period	$3,404	$341

Supplemental disclosures of cash flow information
Interest paid	$425	$359

Income taxes paid	$10,337	$243

Note: Supplemental cash flow information is provided in Note 13 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals (“LTACHs”). As of March 31, 2013, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Alabama, Arkansas, California, Georgia, Florida, Idaho, Illinois, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia.

Unaudited Interim Financial Information

The condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, and the related condensed consolidated statements of income for the three months ended March 31, 2013 and 2012, condensed consolidated statement of changes in equity for the three months ended March 31, 2013, condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 and related notes (collectively, these financial statements and the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2013, which includes information and disclosures not included herein.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended March 31,
	2013	2012
Equity joint ventures	50.1%	48.2%
Wholly-owned subsidiaries	47.2%	48.3%
License leasing arrangements	1.8%	2.6%
Management services	0.9%	0.9%

	100.0%	100.0%

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

The following describes the Company’s consolidation policy with respect to its various ventures excluding wholly-owned subsidiaries:

Equity Joint Ventures

The Company’s joint ventures are structured in which the Company typically owns a majority equity interest ranging from 51% to 91%. The members of the Company’s equity joint ventures participate in profits and losses in proportion to their equity interests. The Company consolidates these entities as the Company has voting control over the entities.

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

The following table sets forth the percentage of net service revenue earned by category of payor for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Payor:
Medicare	79.3%	78.5%
Medicaid	1.5%	2.1%
Other	19.2%	19.4%

	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
Home-based services	87.7%	87.9%
Facility-based services	12.3%	12.1%

	100.0%	100.0%

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

Hospice payments are also subject to an inpatient cap and an overall payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors its limits on a program-by-program basis and records an estimate of its liability for reimbursements received in excess of the cap amount. Annually, the Company receives notification whether any of its hospices have exceeded the cap. Adjustments resulting from these notifications have not been material.

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

Management Services

The Company records management services revenue as services are provided in accordance with the various management services agreements to which the Company is a party. As described in the agreements, the Company provides billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency. The Company is responsible for the costs associated with the locations and personnel required for the provision of services. The Company is compensated based on a percentage of cash collections, reimbursed for operating expenses, compensated based on a percentage of operating net income, or compensated based on an agreed upon management fee.

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. The Company believes the credit risk associated with its Medicare accounts, which have historically exceeded 60% of its patient accounts receivable, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

Other Significant Accounting Policies

Earnings Per Share

Basic per share information is computed by dividing the relevant amounts from the condensed consolidated statements of income by the weighted-average number of shares outstanding during the period, under the treasury stock method. Diluted per share information is also computed using the treasury stock method, by dividing the relevant amounts from the condensed consolidated statements of operations by the weighted-average number of shares outstanding plus potentially dilutive shares.

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended March 31,
	2013	2012
Weighted average number of shares outstanding for basic per share calculation	16,966,525	18,333,838
Effect of dilutive potential shares:
Options	3,830	1,691
Nonvested stock	103,188	64,079

Adjusted weighted average shares for diluted per share calculation	17,073,543	18,399,608

Anti-dilutive shares	187,344	434,015

3. Acquisitions and Disposals

Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired the home-based service line of Addus HomeCare Corp., which consisted of 19 home health agencies and one hospice agency, during the three months ended March 31, 2013, and maintains an ownership interest in the entities as set forth below:

Acquired Entity	Ownership Percentage	State of Operations	Acquisition Date
LHCG XXXVII, LLC (d/b/a Addus HealthCare)	90%	Illinois	03/01/2013
LHCG XXXVIII, LLC (d/b/a Addus HealthCare)	90%	California	03/01/2013
LHCG XLII, LLC (d/b/a/ Arkansas HomeCare)	100%	Arkansas	03/01/2013
LHCG XLI, LLC (d/b/a CarePro Home Health)	100%	South Carolina	03/01/2013
LHCG XXXIX, LLC (d/b/a Addus HealthCare)	100%	Nevada	03/01/2013

Each of the acquisitions was accounted for under the acquisition method of accounting, and accordingly, the accompanying condensed consolidated financial statements include the results of operations of each acquired entity from the date of acquisition.

The total aggregate purchase price for the Company’s acquisitions was $20.0 million, which $19.7 million was paid in cash and $300,000 in assumed liabilities. The purchase prices are determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.

The Company has preliminarily recorded $20.0 million as goodwill in the home-based services segment pending final valuation of the assets acquired and liabilities assumed in the acquisition. The Company paid $267,000 in related acquisition costs, which was recorded in general and administrative expenses.

Purchase of Membership Interest in Company’s Subsidiary

During the three months ended March 31, 2013, the Company purchased additional membership interests in one of its joint ventures. The total purchase price for the additional ownership from this equity transaction was $350,000.

4. Goodwill and Intangibles

The changes in recorded goodwill by segment for the three months ended March 31, 2013 were as follows (amounts in thousands):

Three Months Ended March 31, 2013
Home-based services segment:
Balance at beginning of period	$157,559
Goodwill from acquisitions	20,003

Balance as of March 31, 2013	$177,562

Facility-based services segment:
Balance at beginning of period	$11,591

Balance as of March 31, 2013	$11,591

Consolidated balance as of March 31, 2013	$189,153

The following table summarizes the changes in intangible assets during the three months ended March 31, 2013 (amounts in thousands):

	Trade Names	Certificate of Need/ License	Other Intangibles	Total
Balance as of December 31, 2012	$51,408	$10,100	$534	$62,042
Additions (1)	—	(515)	—	(515)
Amortization	(71)	—	(128)	(199)

Balance as of March 31, 2013	$51,337	$9,585	$406	$61,328

(1)	Includes $515,000 to reduce intangible assets acquired in 2012 based on the final Accounting Standards Codification (“ASC”) 805 valuation report received during the three months ended March 31, 2013. All reductions are related to the home-based services segment.

Intangible assets of $60.2 million, net of accumulated amortization, were related to the home-based services segment and $1.1 million were related to the facility-based services segment as of March 31, 2013.

5. Credit Facility

As of March 31, 2013 and December 31, 2012, respectively, the Company had $23.0 million and $19.5 million drawn and letters of credit totaling $6.2 million and $6.0 million outstanding under the Credit Facility. The interest rate for borrowings under the Credit Facility is a function of the prime rate (base rate) or Eurodollar rate, as elected by the Company, plus the applicable margin based on the Leverage Ratio, as defined in the agreement. The interest rate at March 31, 2013 was 4.25%.

6. Income Taxes

As of March 31, 2013, $3.4 million was recorded in income tax payable as an unrecognized tax benefit which, if recognized, would decrease the Company’s effective tax rate. All of the Company’s unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011.

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

Share Based Compensation

Nonvested Stock

During the three months ended March 31, 2013, the Company’s independent directors were granted 24,300 nonvested shares of common stock under the 2005 Director Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved and available for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the three months ended March 31, 2013, employees were granted 155,898 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares generally vest over a five year period, conditioned on continued employment for the full incentive period. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the three months ended March 31, 2013 was $21.01.

The following table represents the nonvested stock activity for the three months ended March 31, 2013:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2012	486,061	$22.33
Granted	180,198	$21.01
Vested	(140,040)	$20.83

Nonvested shares outstanding as of March 31, 2013	526,219	$22.28

As of March 31, 2013, there was $10.0 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.47 years. The total fair value of shares of common stock vested during each of the three months ended March 31, 2013 and 2012 was $2.9 million. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $888,000 and $1.4 million of compensation expense related to nonvested stock grants in the three months ended March 31, 2013 and 2012, respectively.

Employee Stock Purchase Plan

In 2006, the Company adopted the Employee Stock Purchase Plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There were 250,000 shares of common stock initially reserved for the plan. The table below details the shares of common stock issued during 2013:

	Number of Shares	Per share price
Shares available as of December 31, 2012	61,247
Shares issued during three months ended March 31, 2013	8,845	$20.24

Shares available as of March 31, 2013	52,402

Stock Options

As of March 31, 2013, 15,000 options were issued and exercisable. During the three months ended March 31, 2013, no options were exercised or forfeited and no options were granted.

Treasury Stock

In conjunction with the vesting of the non-vested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the three months ended March 31, 2013, the Company redeemed 28,891 shares of common stock valued at $607,000, related to these tax obligations.

Stock Repurchase Program

In October 2010, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“the Stock Repurchase Program”). The Company anticipates that it will finance the Stock Repurchase Program with cash from general corporate funds or draws under the Credit Facility. The Company may repurchase shares of common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations.

The Company uses the cost method to account for the repurchase of common stock and the average cost method to account for reissuance of treasury shares. During the three months ended March 31, 2013, no shares have been repurchased or reissued from treasury shares. The remaining dollar value of shares authorized to be purchased under the Stock Repurchase Program was $22.5 million as of March 31, 2013.

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

The following table summarizes the activity of noncontrolling interest-redeemable for the three months ended March 31, 2013 (amounts in thousands):

Balance as of December 31, 2012	$11,426
Net income attributable to noncontrolling interest-redeemable	1,763
Transfer of noncontrolling interest	1,342
Noncontrolling interest-redeemable distributions	(2,228)
Acquired noncontrolling interest (1)	(512)

Balance as of March 31, 2013	$11,791

(1)	The fair value of the acquired noncontrolling interest was preliminary pending the final valuation for a 2012 acquisition. The change in valuations was recorded during the three months ended March 31, 2013 upon receipt of the final valuation.

10. Allowance for Uncollectible Accounts

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

Balance as of December 31, 2012	$11,863
Additions and expenses	3,917
Deductions	(2,863)

Balance as of March 31, 2013	$12,917

11. Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values. For the three months ended March 31, 2013, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximate current rates.

12. Segment Information

The Company’s segments consist of home-based services and facility-based services. Home-based services include home nursing services and hospice services. Facility-based services include long-term acute care services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following tables summarize the Company’s segment information for the three months ending March 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended March 31, 2013
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$141,987	$19,966	$161,953
Cost of service revenue	81,590	11,658	93,248
Provision for bad debts	3,277	640	3,917
General and administrative expenses	46,172	5,451	51,623

Operating income	10,948	2,217	13,165

Interest expense	(387)	(38)	(425)
Non-operating income	41	24	65

Income before income taxes and noncontrolling interest	10,602	2,203	12,805
Income tax expense	4,087	449	4,536

Net income	6,515	1,754	8,269
Less net income attributable to noncontrolling interests	1,599	384	1,983

Net income attributable to LHC Group, Inc.’s common stockholders	$4,916	$1,370	$6,286

Total assets	$358,140	$36,767	$394,907

	Three Months Ended March 31, 2012
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$139,595	$19,166	$158,761
Cost of service revenue	79,061	10,798	89,859
Provision for bad debts	2,623	138	2,761
General and administrative expenses	45,226	5,656	50,882

Operating income	12,685	2,574	15,259

Interest expense	(323)	(36)	(359)
Non-operating income	53	12	65

Income before income taxes and noncontrolling interest	12,415	2,550	14,965
Income tax expense	4,731	495	5,226

Net income	7,684	2,055	9,739
Less net income attributable to noncontrolling interests	1,692	306	1,998

Net income attributable to LHC Group, Inc.’s common stockholders	$5,992	$1,749	$7,741

Total assets	$345,287	$34,761	$380,048

13. Supplemental Cash Flow Information

In conjunction with the vesting of the non-vested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the three months ended March 31, 2013, the Company redeemed $607,000 of treasury shares for tax payments on stock vestings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after March 31, 2013;

•	our critical accounting policies;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	the impact of legal proceedings;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission (“SEC”) laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.

The forward-looking statements contained in this report reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in other of our filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), as updated by subsequent filings with the SEC. This report should be read in conjunction with that annual report on Form 10-K, and all of our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K made with the SEC through the date of this report.

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

OVERVIEW

We provide post-acute health care services by providing quality cost-effective health care services to our patients. As of March 31, 2013, we had 306 service providers in 23 states: Alabama, Arkansas, California, Georgia, Florida, Idaho, Illinois, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia. Our services are classified into two segments: (1) home-based services offered through our home nursing agencies and hospices; and (2) facility-based services offered through our long-term acute care hospitals (“LTACHs”).

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of March 31, 2013, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	251
Hospice	33
Private Duty	4
Specialty Services	3
Management Companies	4

295

Of our 295 home-based services locations, 148 are wholly-owned by us, 136 are majority-owned by us through joint ventures, seven are license lease arrangements and we manage the operations of the remaining four locations. We intend to increase the number of home nursing agencies and hospice locations that we operate through continued acquisitions and development.

We provide facility-based services through our LTACHs. As of March 31, 2013, we owned and operated nine LTACH locations, of which all but one are located within host hospitals. We also owned and operated a health club and a pharmacy. Of these 11 facility-based services locations, six are wholly-owned by us and five are majority-owned through joint ventures.

The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
Home-based services	87.7%	87.9%
Facility-based services	12.3%	12.1%

	100.0%	100.0%

Recent Developments Home-based services

Home Nursing. In 2010, the Patient Protection and Affordable Care Act (“PPACA”) was enacted, which made a number of changes to Medicare payment rates, including the reinstatement of the 3% home health rural add-on, which began on April 1, 2010 (expiring January 1, 2016). Other changes from PPACA that began on or after January 1, 2011 are:

•	a reduction in the market basket adjustment to be determined by Centers for Medicare and Medicaid Services (“CMS”) for the calendar years (“CY”) 2011, 2012 and 2013 by 1%;

•	a full productivity adjustment beginning in 2015; and

•	rebasing of the base payment rate for Medicare beginning in 2014 and phasing in over a four year period – the amount of the rebasing is uncertain at this time.

On November 2, 2012, CMS issued the final rule effective January 1, 2013 regarding payment rates for home health services in CY 2013. Under the CY 2013 rule, CMS is:

•

Decreasing the base payment rate to $2,137.73 in 2013 as compared to $2,138.52 in 2012. The decrease is made up of a market basket increase of 2.3% less a reduction of 1% to the market basket as defined by PPACA and less a 1.32% case mix adjustment carried over from 2012.

•	Rebasing of the wage index and increasing the labor related portion of the base payment rate from 77.082% to 78.535% which decreases payments to the home health industry an aggregate of 0.37%.

•	Face to Face—CMS will allow non-physician practitioners in an acute or post-acute setting to perform the encounter and inform the certifying physician.

•

Therapy—CMS will also revise the regulation to state that in cases where multiple therapy disciplines are involved, if the required reassessment visit was missed for any one of the therapy disciplines for which therapy services were being provided, therapy coverage would cease only for that particular therapy discipline. Therefore, as long as the required therapy reassessments were completed timely for the remaining therapy disciplines, therapy services would continue to be covered for those therapy disciplines. With respect to the timing of therapy assessments, CMS revised the regulations to clarify that in cases where the patient is receiving more than one type of therapy, qualified therapists could complete their reassessment visits during the 11th, 12th, or 13th visit for the required 13th visit reassessment and the 17th, 18th, or 19th visit for the required 19th visit reassessment.

•

Sanctions—CMS will have additional sanctions for enforcement of survey deficiencies that will include the following: (These are not mutually exclusive. CMS can impose any or all of the following, including termination.) Each of these sanctions requires a prior 15 day notice:

(a)	Civil money penalties;

(b)	Suspension of payment for all new admissions and new payment episodes;

(c)	Temporary management of the home health agency;

(d)	Directed plan of correction;

(e)	Directed in-service training.

The estimated 0.1% reduction to home health payments for 2013 does not include the deficit reduction sequester approved earlier by Congress. The sequestration cut to Medicare began on April 1, 2013 and reduced Medicare payments for patients whose service dates end on or after April 1, 2013 by 2%.

Hospice. On July 24, 2012, CMS issued its final rule for hospice for fiscal year (“FY”) 2013, which increases Medicare reimbursement payments by 0.9% over FY 2012 rates. The 0.9% increase consists of a 2.6% inflationary market basket update offset by a 0.6% reduction for the fourth year of CMS’ seven-year phase-out of its wage index budget neutrality adjustment factor, a 0.7% reduction for the productivity adjustment, a 0.3% reduction to the market basket as defined by PPACA, and a 0.1% reduction related to the wage index changes. The 0.9% does not include the deficit reduction sequester approved earlier by Congress. The sequestration cut to Medicare began on April 1, 2013 and reduced Medicare payments for patients whose service dates ended on or after April 1, 2013 by 2%.

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

The following table shows the hospice Medicare payment rates for FY 2013, which began on October 1, 2012 and will end September 30, 2013 (the payment rates do not reflect the 2% sequestration cut):

Description	Rate per patient day
Routine Home Care	$153.45
Continuous Home Care	$895.56
Full Rate = 24 hours of care
$37.32 = hourly rate
Inpatient Respite Care	$158.72
General Inpatient Care	$682.59

On April 29, 2013, CMS issued a proposed rule to update the Medicare hospice wage index and Medicare hospice payment rates for FY 2014. This proposed rule also provides clarification on diagnosis reporting on hospice claims, proposes changes in the requirements for the hospice quality reporting program, and provides updates on hospice payment reform. Hospices serving Medicare beneficiaries will see an estimated 1.1% increase in their payments for FY 2014. The hospice payment increase is the net result of an estimated 1.8% increase in the “hospital market basket” update, which is offset by a 0.7% decrease in payments to hospices due to updated wage index data and the fifth year of CMS’ 7-year phase-out of its wage index budget neutrality adjustment factor (BNAF). Hospice Medicare payment rates for FY 2014 begin on October 1, 2013 and end on September 30, 2014.

Facility-Based Services

LTACHs. On August 1, 2012 CMS released its final rule for LTACH Medicare reimbursement for FY 2013 which spans from October 1, 2012 through September 30, 2013. In aggregate, payments for FY 2013 will increase by 1.8% over FY 2012 rates. The 1.8% increase consists of a 2.6% inflationary market basket update offset by a 0.7% reduction for the productivity adjustment, a 0.1% reduction to the market basket as defined by PPACA. LTACH payment rates will also be reduced by approximately 1.3% to 0.5% for the “one-time” budget neutrality adjustment for discharges on or after December 29, 2012. The 0.5% does not include the deficit reduction sequester approved earlier by Congress. The sequestration cut to Medicare began on April 1, 2013 and reduced Medicare payments for patients whose service dates end on or after April 1, 2013.

The FY 2013 rule also includes:

•	A one-year extension of the existing moratorium on the “25 Percent threshold” policy, pending results of an on-going research initiative to re-define the role of LTACHs in the Medicare program.

•

A reduction to Medicare payments for very short stay cases in LTACHs to the Inpatient Prospective Payment System (“IPPS”) comparable per diem amount payment option for discharges occurring on or after December 29, 2012 and an increase to the high cost outlier payment.

On April 26, 2013, CMS issued a proposed rule that would update FY 2014 Medicare payment policies and rates under the Long-Term Care Hospital Prospective Payment System (“LTCH PPS”). CMS projects that LTCH PPS payments would increase by 1.1% in FY 2014. This estimated increase is attributable to several factors, including the proposed update of 1.8% for LTACHs that submitted quality data (based on a market basket update of 2.5% reduced by a multi-factor productivity adjustment of 0.4% points and an additional 0.3% points reduction in accordance with PPACA); the “one-time” budget neutrality adjustment to standard federal rate of approximately -1.3% under the second year of a three-year phase-in; and projected increases in estimated high cost outlier payments as compared to FY 2013. LTACH Medicare payment rates for FY 2014 begin on October 1, 2013 and end on September 30, 2014.

The LTACH FY 2014 proposed rule also addresses the 25 Percent rule. Under the 25 Percent patient threshold policy, if an LTACH admits more than 25% of its patients from a single acute care hospital, Medicare will pay it at a rate comparable to IPPS hospitals for those patients above the 25 Percent threshold. A statutory moratorium on application of the 25 Percent rule was in place from December 2007 through December 2012. CMS extended the moratorium for FY 2013 but would allow the policy to go into effect in FY 2014. The imposition of 25 Percent rule will apply to all LTACHs beginning with their first cost reporting period beginning on or after October 1, 2013.

RESULTS OF OPERATIONS

Three months ended March 31, 2013

Consolidated financial statements

The following table summarizes our consolidated results of operations for the three months ended March 31, 2013 and 2012 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2013			2012			Increase (Decrease)	Percentage Change
Net service revenue	$161,953			$158,761			$3,192	2.0%
Cost of service revenue	93,248	57.6%		89,859	56.6%		3,389	3.8%
Provision for bad debts	3,917	2.4%		2,761	1.7%		1,156	41.9%
General and administrative expenses	51,623	31.9%		50,882	32.0%		741	1.5%
Income tax expense	4,536	41.9	%(1)	5,226	40.3	%(1)	(690)	(13.2%)
Noncontrolling interest	1,983			1,998			(15)	—
Total non-operating income (loss)	(360)			(294)			(66)	—

Net income attributable to LHC Group, Inc.’s common stockholders	$6,286			$7,741			$(1,455)

(1)	Percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders

Home-based services segment operating results

The following table summarizes our home-based results of operations for the three months ended March 31, 2013 and 2012 (amounts in thousands, except percentages which are percentages of home-based net service revenue):

	2013		2012		Increase (Decrease)	Percentage Change
Net service revenue	$141,987		$139,595		$2,392	1.7%
Cost of service revenue	81,590	57.5%	79,061	56.6%	2,529	3.2%
Provision for bad debts	3,277	2.3%	2,623	1.9%	654	24.9%
General and administrative expenses	46,172	32.5%	45,226	32.4%	946	2.09%

Operating income	$10,948		$12,685

Net service revenue

The following table sets forth home-based services revenue growth, admissions, census and episodes for the three months ended March 31, 2013 and the related change from the same period in 2012 (amounts in thousands, except census and episode data):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Revenue	$137,761	$—	$137,761	(1.3)%	$4,226	$141,987	1.7%
Revenue Medicare	$109,725	$—	$109,725	0.1%	$3,142	$112,867	3.0%
New Admissions	30,091	—	30,091	4.5%	1,503	31,594	9.7%
New Medicare Admissions	20,852	—	20,852	4.1%	883	21,735	8.5%
Average Census	34,263	—	34,263	2.1%	2,366	36,629	9.2%
Average Medicare Census	26,066	—	26,066	2.1%	1,875	27,941	9.5%
Home Health Episodes	41,541	—	41,541	0.6%	1,267	42,808	3.7%

(1)	Same store — location that has been in service with the Company for greater than 12 months.
(2)	De Novo — internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic — combination of same store and de novo.
(4)	Acquired — purchased location that has been in service with the Company for 12 months or less.

Total organic home-based revenue for the three months ended March 31, 2013 decreased 1.3% compared to the three months ended March 31, 2012, while organic Medicare revenue increased 0.1%. The primary cause for the decrease in organic revenue in the home-based segment was reduced reimbursement caused by Medicare sequestration and wage index adjustments, which became effective in 2013, partially offset by Medicare census growth.

Average home-based patient census for the three months ended March 31, 2013 was 9.2% higher than the same period in 2012.

Total home-based admissions increased 9.7% to 31,594 during the first quarter of 2013.

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

Cost of service revenue

The following table summarizes home-based services cost of service revenue (amounts in thousands, except percentages):

	Three Months Ended March 31,
	2013			2012
Salaries, wages and benefits	$70,921	49.9	%(1)	$68,660	49.2	%(1)
Transportation	5,808	4.1%		5,909	4.2%
Supplies and services	4,861	3.5%		4,492	3.2%

	$81,590	57.5%		$79,061	56.6%

(1)	Percentage of home-based net service revenue

Salaries, wages and benefits increased during the three months ended March 31, 2013 compared to the same period in 2012. The increase was primarily due to an increase in acquisition activity and offset by productivity improvements and efficiencies gained through our Point Of Care (“POC”) initiatives that we have implemented during the past year.

Provision for bad debts

Provision for bad debts increased during the three months ended March 31, 2013 compared to the same period in 2012. The increase was associated with collectability risks identified on a group of claims from certain commercial insurance payor contracts.

General and administrative expenses

General and administrative expenses increased during the three months ended March 31, 2013 compared to the same period in 2012 due to increased acquisition costs and POC device costs, which were partially offset by reductions of staff resulting from the benefits derived from POC initiatives implemented during the past year.

Facility-based services segment operating results

The following table summarizes our facility-based results of operations for the three months ended March 31, 2013 and 2012 (amounts in thousands, except percentages which are percentages of facility-based net service revenue):

	2013		2012		Increase (Decrease)	Percentage Change
Net service revenue	$19,966		$19,166		$800	4.2%
Cost of service revenue	11,658	58.4%	10,798	56.3%	860	8.0%
Provision for bad debts	640	3.2%	138	0.7%	502	>100%
General and administrative expenses	5,451	27.3%	5,656	29.5%	(205)	(3.6)%

Operating income	$2,217		$2,574

Facility-based services net service revenue increased during the three months ended March 31, 2013 compared to the same period in 2012 due to an increase in patient acuity and occupancy.

Provision for bad debts increased during the three months ended March 31, 2013 compared to the same period in 2012 due to reserves calculated on third-party pharmacy contract and prior year cost report settlement denials.

Cost of service revenue

The following table summarizes facility-based services cost of service revenue (amounts in thousands, except percentages):

	Three Months Ended March 31,
	2013			2012
Salaries, wages and benefits	$7,280	36.5	%(1)	$6,879	35.9	%(1)
Transportation	71	0.3%		55	0.3%
Supplies and services	4,307	21.6%		3,864	20.1%

	$11,658	58.4%		$10,798	56.3%

(1)	Percentage of facility-based net service revenue

Salaries, wages and benefits increased during the three months ended March 31, 2013 compared to the same period in 2012 due to the increases in both staff and contract labor hours as driven by the increases in the acuity of our patients we serve and the increases in occupancy.

Supplies and services increased during the three months ended March 31, 2013 compared to the same period in 2012 due to increases in the use of certain pharmaceutical supplies in correlation to the increases in the acuity of our patients we serve and the increases in occupancy.

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

The following table summarizes changes in cash (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Cash provided by operating activities	$14,069	$25,585
Cash (used in) investing activities	(20,806)	(2,860)
Cash provided by (used in) financing activities	421	(22,640)

Change in cash	(6,316)	85
Cash and cash equivalents at beginning of period	9,720	256

Cash and cash equivalents at end of period	$3,404	$341

Cash provided by operating activities for the three months ended March 31, 2013 decreased due to the reduction of working capital. The working capital reduction in 2013 principally resulted from the increased use of previously established prepaid taxes associated with tax loss carrybacks generated from our 2011 settlement with the United States of America.

Cash used in investing activities for the three months ended March 31, 2013 increased due to the acquisition of the home-based service line of Addus HomeCare Corp.

Cash provided by financing activities for the three months ended March 31, 2013 increased due to the acquisition and initial working capital funding for the home-based service line of Addus HomeCare Corp.

Accounts Receivable and Allowance for Uncollectible Accounts

As of March 31, 2013, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 13.7%, or $12.9 million, compared to 12.4% or $11.9 million at December 31, 2012. Days sales outstanding as of March 31, 2013 and December 31, 2012 was 45 days and 48 days, respectively. Our calculation of days sales outstanding is derived by dividing our ending net patient accounts receivable (i.e., net of estimated revenue adjustments and allowance for doubtful accounts) at March 31, 2013 and December 31, 2012 by our average daily net patient revenues for the three month periods ended March 31, 2013 and December 31, 2012, respectively.

The following table sets forth as of March 31, 2013, the aging of accounts receivable (based on the end of episode date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable (amounts in thousands, except percentages):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$48,073	$6,437	$3,766	$597	$58,873
Medicaid	2,293	346	470	250	3,359
Other	19,289	5,762	5,163	1,709	31,923

Total	$69,655	$12,545	$9,399	$2,556	$94,155

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

The following table sets forth as of December 31, 2012, the aging of accounts receivable (based on the end of episode date) and the total allowance for uncollectible accounts expressed as a percentage of the related aged accounts receivable (amounts in thousands, except percentages):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$48,219	$7,955	$4,114	$672	$60,960
Medicaid	2,067	531	696	300	3,594
Other	18,688	4,695	5,536	2,341	31,260

Total	$68,974	$13,181	$10,346	$3,313	$95,814

Indebtedness

As of March 31, 2013 we had $23.0 million drawn and letters of credit totaling $6.2 million outstanding and $70.8 million available under our line of credit. At December 31, 2012, $19.5 million was drawn and letters of credit totaling $6.0 million was outstanding on the line of credit.

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

At March 31, 2013, we believe we were in compliance with all covenants.

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

The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent 62.5% and 63.6% of our patient accounts receivable as of March 31, 2013 and December 31, 2012, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

Malpractice, employment practices and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through March 31, 2013 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $500,000 per claim.

We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2013, we had cash of $3.4 million. In 2013, the FDIC will insure each depositor up to $250,000 in coverage at each separately chartered insured depository institution. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits in excess of the FDIC insurance limit and does not expect any in the future.

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Facility. Our Credit Facility is a revolving credit facility and, as such, we borrow, repay and re-borrow amounts as needed, changing the average daily balance outstanding under our Credit Facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under our Credit Facility would have increased interest expense by $10,000 for the three months ended March 31, 2013.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that we maintained effective disclosure controls and procedures at the reasonable assurance level as of March 31, 2013.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarterly period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of legal proceedings, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS.

There have been no material changes from the information included in Part I, Item 1A. “Risk Factors” of the Company’s 2012 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2010, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). The Company anticipates that it will finance the Stock Repurchase Program with cash from general corporate funds, or draws under the Credit Facility. The Company may repurchase shares of common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations. During the three months ended March 31, 2013, no shares were repurchased. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $22.5 million as of March 31, 2013.

ITEM 6. EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to the Form 10-Q on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

10.1	Third Amended and Restated Credit Agreement, by and among LHC Group, Inc., Capital One, National Association, as a lender, administrative agent, sole book runner and sole lead arranger, JPMorgan Chase Bank, N.A., as a lender and syndication agent, Compass Bank, as a lender and documentation agent, and Whitney Bank and Regions Bank, as lenders, dated August 31, 2012 (previously filed as Exhibit 10.1 to the Form 8-K filed on September 4, 2012).

10.2	Consulting Agreement, by and between LHC Group, Inc. and John L. Indest, dated September 1, 2011.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

LHC GROUP, INC.

Date: May 9, 2013	/s/ Peter J. Roman
Peter J. Roman
Executive Vice President and Chief Financial Officer (Principal financial officer)