Form 10-Q
period 2013-06-30
LHC Group, Inc
filed 2013-08-08
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of common stock, par value $0.01, outstanding as of August 1, 2013: 17,594,266 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$7,046	$9,720
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $13,602 and $11,863, respectively	87,677	83,951
Other receivables	575	589
Amounts due from governmental entities	1,223	1,596

Total receivables, net	89,475	86,136
Deferred income taxes	9,898	7,671
Prepaid income taxes	3,912	7,436
Prepaid expenses	7,383	6,818
Other current assets	3,942	2,949

Total current assets	121,656	120,730
Property, building and equipment, net of accumulated depreciation of $37,558 and $34,331, respectively	30,062	29,531
Goodwill	190,258	169,150
Intangible assets, net of accumulated amortization of $3,263 and $2,985, respectively	63,535	62,042
Other assets	9,877	5,441

Total assets	$415,388	$386,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$20,249	$14,897
Salaries, wages, and benefits payable	31,676	29,890
Self insurance reserve	6,261	5,444
Amounts due to governmental entities	4,174	4,979

Total current liabilities	62,360	55,210
Deferred income taxes	28,626	25,129
Income tax payable	3,415	3,415
Revolving credit facility	25,000	19,500
Note payable	567	—

Total liabilities	119,968	103,254
Noncontrolling interest — redeemable	11,826	11,426
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 21,763,097 and 21,578,772 shares issued in 2013 and 2012, respectively	217	216
Treasury stock — 4,688,693 and 4,653,039 shares at cost, respectively	(34,601)	(33,846)
Additional paid-in capital	101,865	100,619
Retained earnings	213,268	201,192

Total LHC Group, Inc. stockholders’ equity	280,749	268,181
Noncontrolling interest — non-redeemable	2,845	4,033

Total equity	283,594	272,214

Total liabilities and equity	$415,388	$386,894

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net service revenue	$166,302	$158,055	$328,255	$316,816
Cost of service revenue	97,009	92,218	190,257	182,077

Gross margin	69,293	65,837	137,998	134,739
Provision for bad debts	3,208	2,647	7,125	5,408
General and administrative expenses	54,157	50,967	105,780	101,849

Operating income	11,928	12,223	25,093	27,482
Interest expense	(700)	(208)	(1,125)	(567)
Non-operating income (loss)	65	(51)	130	14

Income before income taxes and noncontrolling interest	11,293	11,964	24,098	26,929
Income tax expense	3,918	4,092	8,454	9,318

Net income	7,375	7,872	15,644	17,611
Less net income attributable to noncontrolling interests	1,585	1,909	3,568	3,907

Net income attributable to LHC Group, Inc.’s common stockholders	$5,790	$5,963	$12,076	$13,704

Earnings per share — basic:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.34	$0.32	$0.71	$0.75

Earnings per share — diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.34	$0.32	$0.71	$0.74

Weighted average shares outstanding:
Basic	17,055,619	18,385,783	17,011,306	18,357,362
Diluted	17,127,017	18,423,258	17,088,463	18,396,453

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Non-controlling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances as of December 31, 2012	$216	21,578,772	$(33,846)	(4,653,039)	$100,619	$201,192	$4,033	$272,214
Net income	—	—	—	—	—	12,076	593	12,669 (1)
Transfer of noncontrolling interest	—	—	—	—	—	—	(1,342)	(1,342)
Purchase of additional controlling interest	—	—	—	—	(1,006)	—	—	(1,006)
Noncontrolling interest distributions	—	—	—	—	—	—	(439)	(439)
Nonvested stock compensation	—	—	—	—	1,895	—	—	1,895
Issuance of vested stock	—	165,095	—	—	—	—	—	—
Treasury shares surrendered to pay income tax	—	—	(755)	(35,654)	—	—	—	(755)
Excess tax benefits — vesting nonvested stock	—	—	—	—	(34)	—	—	(34)
Issuance of common stock under Employee Stock Purchase Plan	1	19,230	—	—	391	—	—	392

Balances as of June 30, 2013	$217	21,763,097	$(34,601)	(4,688,693)	$101,865	$213,268	$2,845	$283,594

(1)	Net income excludes net income attributable to noncontrolling interest-redeemable of $3.0 million during the six months ending June 30, 2013. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$15,644	$17,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,830	3,836
Provision for bad debts	7,125	5,408
Stock-based compensation expense	1,895	2,387
Deferred income taxes	1,270	1,803
(Gain) loss on sale of assets	15	113
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(10,837)	(4,875)
Prepaid expenses and other assets	(1,519)	2,090
Prepaid income taxes	3,479	10,802
Accounts payable and accrued expenses	7,600	416
Net amounts due to/from governmental entities	(432)	132

Net cash provided by operating activities	28,070	39,723

Investing activities
Purchases of property, building and equipment	(3,569)	(3,314)
Proceeds from sale of assets	—	23
Cash paid for acquisitions, primarily goodwill and intangible assets and advanced payment on acquisitions	(26,920)	(1,700)

Net cash (used in) investing activities	(30,489)	(4,991)

Financing activities
Proceeds from line of credit	55,000	66,446
Payments on line of credit	(49,500)	(92,957)
Proceeds from employee stock purchase plan	392	407
Proceeds from debt issuance	567	—
Noncontrolling interest distributions	(4,352)	(4,452)
Excess tax benefits from vesting of restricted stock	11	—
Redemption of treasury shares	(755)	—
Purchase of additional controlling interest	(1,618)	(126)
Payments on repurchase of common stock	—	(4,001)
Sale of noncontrolling interest	—	80

Net cash (used in) financing activities	(255)	(34,603)

Change in cash	(2,674)	129
Cash at beginning of period	9,720	256

Cash at end of period	$7,046	$385

Supplemental disclosures of cash flow information
Interest paid	$1,125	$567

Income taxes paid	$14,376	$8,203

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals (“LTACHs”). As of June 30, 2013, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated in Alabama, Arkansas, California, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia.

Unaudited Interim Financial Information

The condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, and the related condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2012, condensed consolidated statement of changes in equity for the six months ended June 30, 2013, condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 and related notes (collectively, these financial statements and the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Equity joint ventures	48.3%	48.2%	49.3%	48.5%
Wholly-owned subsidiaries	49.0%	49.0%	47.9%	48.4%
License leasing arrangements	1.9%	1.9%	1.9%	2.2%
Management services	0.8%	0.9%	0.9%	0.9%

	100.0%	100.0%	100.0%	100.0%

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

The following describes the Company’s consolidation policy with respect to its various ventures excluding wholly-owned subsidiaries:

Equity Joint Ventures

The members of the Company’s equity joint ventures participate in profits and losses in proportion to their equity interests. The Company consolidates these entities as the Company has voting control over the entities. The Company typically owns a majority equity interest ranging from 51% to 91% in these joint ventures.

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

The following table sets forth the percentage of net service revenue earned by category of payor for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Payor:
Medicare	79.7%	77.8%	79.5%	78.1%
Medicaid	1.5%	1.9%	1.5%	2.0%
Other	18.8%	20.3%	19.0%	19.9%

	100.0%	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Home-based services	88.1%	88.6%	87.9%	88.3%
Facility-based services	11.9%	11.4%	12.1%	11.7%

	100.0%	100.0%	100.0%	100.0%

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

Hospice payments are also subject to an inpatient cap and an overall payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors its limits on a program-by-program basis and records an estimate of its liability for reimbursements received in excess of the cap amount. Annually, the Company receives notification of whether any of its hospices have exceeded the cap. Adjustments resulting from these notifications have not been material.

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

Management Services

The Company records management services revenue as services are provided in accordance with the various management services agreements to which the Company is a party. As described in the agreements, the Company provides billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency. The Company is responsible for the costs associated with the locations and personnel required for the provision of services. The Company is compensated based on two management fee structures. One management fee structure is based on a percentage of cash collections, while the second management fee structure is based on reimbursement of operating expenses plus a percentage of operating net income.

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

Other Significant Accounting Policies

Earnings Per Share

Basic per share information is computed by dividing the relevant amounts from the condensed consolidated statements of income by the weighted-average number of shares outstanding during the period, under the treasury stock method. Diluted per share information is also computed using the treasury stock method, by dividing the relevant amounts from the condensed consolidated statements of income by the weighted-average number of shares outstanding plus potentially dilutive shares.

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of shares outstanding for basic per share calculation	17,055,619	18,385,783	17,011,306	18,357,362
Effect of dilutive potential shares:
Options	4,032	1,867	3,937	1,781
Nonvested stock	67,366	35,608	73,220	37,310

Adjusted weighted average shares for diluted per share calculation	17,127,017	18,423,258	17,088,463	18,396,453

Anti-dilutive shares	39,756	342,949	180,966	373,288

3. Acquisitions and Disposals

Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired the home-based service line of Addus HomeCare, which consisted of 19 home health agencies and one hospice agency, plus one additional hospice agency, during the six months ended June 30, 2013, and maintains an ownership interest in the entities as set forth below:

Acquired Entity	Ownership Percentage	State of Operations	Acquisition Date
LHCG XXXVII, LLC (d/b/a Addus HealthCare)	90%	Illinois	03/01/2013
LHCG XXXVIII, LLC (d/b/a Addus HealthCare)	90%	California	03/01/2013
LHCG XLII, LLC (d/b/a/ Arkansas HomeCare)	100%	Arkansas	03/01/2013
LHCG XLI, LLC (d/b/a CarePro Home Health)	100%	South Carolina	03/01/2013
LHCG XXXIX, LLC (d/b/a Addus HealthCare)	100%	Nevada	03/01/2013
LHCG XXXIV, LLC (d/b/a Infirmary Hospice Care)	100%	Alabama	04/01/2013

Each of the acquisitions was accounted for under the acquisition method of accounting, and accordingly, the accompanying condensed consolidated financial statements include the results of operations of each acquired entity from the date of acquisition.

The total aggregate purchase price for the Company’s acquisitions was $22.8 million, of which $22.4 million was paid in cash and $355,000 in assumed liabilities. The purchase prices are determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.

The Company’s home-based services segment recognized aggregate goodwill of $21.1 million for the acquisitions, including $583,000 of noncontrolling goodwill. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired (all amounts are in thousands):

Consideration
Cash	$22,445

Fair value of total consideration transferred	$22,445

Acquisition-related costs (included in general and administrative expenses)	$459

Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	$1,177
Certificate of need/license	627
Other identifiable intangible assets	276
Other assets and (liabilities)	(135)

Total identifiable assets	$1,945

Noncontrolling interest	$608
Goodwill, including noncontrolling interest of $583	$21,108

Trade names, certificates of need and licenses are indefinite-lived assets and, therefore, not subject to amortization. Acquired trade names that are not being used actively are amortized over the estimated useful life on the straight line basis. The other identifiable assets include non-compete agreements that are amortized over the life of the agreements ranging from two to five years. Noncontrolling interest is valued at fair value by applying a discount to the value of the acquired entity for lack of control. The fair value of the acquired intangible assets is preliminary pending the final valuation of those assets.

On June 28, 2013, the Company paid $4.5 million in cash for an acquisition with a July 1, 2013 acquisition date. Control was not assumed until July 1, 2013; therefore, the $4.5 million cash payment is recorded in other assets on the balance sheet as of June 30, 2013.

Purchase of Membership Interest in Company’s Subsidiary

During the six months ended June 30, 2013, the Company purchased additional membership interests in five of its joint ventures. The total purchase price for the additional ownership from these equity transactions was $1.6 million, resulting in the Company reducing noncontrolling interest-redeemable by $612,000 and additional paid in capital by $1.0 million.

4. Goodwill and Intangibles

The changes in recorded goodwill by segment for the six months ended June 30, 2013 were as follows (amounts in thousands):

Six Months Ended June 30, 2013
Home-based services segment:
Balance at beginning of period	$157,559
Goodwill from acquisitions	20,525
Goodwill related to noncontrolling interest	583

Balance as of June 30, 2013	$178,667

Facility-based services segment:
Balance at beginning of period	$11,591

Balance as of June 30, 2013	$11,591

Consolidated balance as of June 30, 2013	$190,258

The following table summarizes the changes in intangible assets during the six months ended June 30, 2013 (amounts in thousands):

	Trade Names	Certificate of Need/ License	Other Intangibles	Total
Balance as of December 31, 2012	$51,408	$10,100	$534	$62,042
Additions	1,177	627	276	2,080
Amortization	(317)	—	(270)	(587)

Balance as of June 30, 2013	$52,268	$10,727	$540	$63,535

Intangible assets of $62.4 million, net of accumulated amortization, were related to the home-based services segment and $1.1 million were related to the facility-based services segment as of June 30, 2013.

5. Credit Facility

As of June 30, 2013 and December 31, 2012, respectively, the Company had $25.0 million and $19.5 million drawn and letters of credit totaling $6.2 million and $6.0 million outstanding under the Credit Facility. The interest rate for borrowings under the Credit Facility is a function of the prime rate (base rate) or Eurodollar rate, as elected by the Company, plus the applicable margin based on the Leverage Ratio, as defined in the agreement. The interest rate at June 30, 2013 was 4.25%.

6. Income Taxes

As of June 30, 2013, $3.4 million was recorded in income tax payable as an unrecognized tax benefit which, if recognized, would decrease the Company’s effective tax rate. All of the Company’s unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011.

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

Share Based Compensation

Nonvested Stock

During the six months ended June 30, 2013, the Company’s independent directors were granted 24,300 nonvested shares of common stock under the 2005 Director Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved and available for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the six months ended June 30, 2013, employees were granted 156,648 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares generally vest over a five year period, conditioned on continued employment for the full incentive period. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the six months ended June 30, 2013 was $21.01.

The following table represents the nonvested stock activity for the six months ended June 30, 2013:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2012	486,061	$22.33
Granted	180,948	$21.01
Vested	(165,095)	$21.67

Nonvested shares outstanding as of June 30, 2013	501,914	$22.07

During the six months ended June 30, 2013, an independent director of the Company received a share based award, which will be settled in cash at March 1, 2014, the amount of such cash payment will equal the fair market value of 2,700 shares on the settlement date.

As of June 30, 2013, there was $9.0 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.32 years. The total fair value of shares of common stock vested during the six months ended June 30, 2013 and 2012 was $3.6 million and $3.3 million, respectively. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $1.9 and $2.4 million of compensation expense related to nonvested stock grants in the six months ended June 30, 2013 and 2012, respectively.

Employee Stock Purchase Plan

In 2006, the Company adopted the Employee Stock Purchase Plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There were 250,000 shares of common stock initially reserved for the plan.

On June 20, 2013, the Amended and Restated Employee Stock Purchase Plan was approved by the Company’s stockholders.

As a result of the amendment, the Employee Stock Purchase Plan was modified as follows:

•	An additional 250,000 shares of common stock were authorized for issuance over the term of the Employee Stock Purchase Plan.

•	The term of the Employee Stock Purchase Plan was extended from January 1, 2016 to January 1, 2023.

The table below details the shares of common stock issued during 2013:

	Number of Shares	Per share price
Shares available as of December 31, 2012	61,247
Additional shares authorized for issuance	250,000
Shares issued during three months ended March 31, 2013	8,845	$20.24
Shares issued during three months ended June 30, 2013	10,385	$20.43

Shares available as of June 30, 2013	292,017

Stock Options

As of June 30, 2013, 15,000 options were issued and exercisable. During the six months ended June 30, 2013, no options were exercised or forfeited and no options were granted.

Treasury Stock

In conjunction with the vesting of the non-vested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the six months ended June 30, 2013, the Company redeemed 35,654 shares of common stock valued at $755,000, related to these tax obligations.

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

The Company uses the cost method to account for the repurchase of common stock and the average cost method to account for reissuance of treasury shares. During the six months ended June 30, 2013, no shares have been repurchased or reissued from treasury shares. The remaining dollar value of shares authorized to be purchased under the Stock Repurchase Program was $22.5 million as of June 30, 2013.

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

On October 17, 2011, the Company received a subpoena from the Department of Health and Human Services Office of Inspector General (the “OIG”). The subpoena requests documents related to the Company’s agencies in Oregon, Washington and Idaho. The Company is continuing to produce the requested documents and is cooperating with the OIG’s review in this matter. The Company cannot predict the outcome or effect of this review, if any, on the Company’s business.

On June 13, 2012, a putative shareholder securities class action was filed against the Company and its Chairman and Chief Executive Officer in the United States District Court for the Western District of Louisiana, styled City of Omaha Police & Fire Retirement System v. LHC Group, Inc., et al., Case No. 6:12-cv-01609-JTT-CMH. The action was filed on behalf of LHC shareholders who purchased shares between July 30, 2008 and October 26, 2011. Plaintiff generally alleges that the defendants caused false and misleading statements to be issued in violation of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder and that the Company’s Chairman and Chief Executive Officer is a control person under Section 20(a) of the Exchange Act. On November 2, 2012, Lead Plaintiff City of Omaha Police & Fire Retirement System filed an Amended Complaint for Violations of the Federal Securities Laws (“Amended Complaint”) on behalf of the same putative class of LHC shareholders as the original Complaint. In addition to claims under Sections 10(b) and 20(a) of the Exchange Act, the Amended Complaint added a claim against the Chairman and Chief Executive Officer for violation of Section 20A of the Exchange Act. The Company believes these claims are without merit and intends to defend this lawsuit vigorously. On December 17, 2012, the Company and the Chairman and Chief Executive Officer filed a motion to dismiss the Amended Complaint, which was denied by Order dated March 15, 2013. The Company cannot predict the outcome or effect of this lawsuit, if any, on the Company’s financial condition and results of operations.

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

The following table summarizes the activity of noncontrolling interest-redeemable for the six months ended June 30, 2013 (amounts in thousands):

Balance as of December 31, 2012	$11,426
Net income attributable to noncontrolling interest-redeemable	2,975
Noncontrolling interest-redeemable distributions	(3,913)
Transfer of noncontrolling interest	1,342
Acquired noncontrolling interest (1)	608
Purchase of additional controlling interest	(612)

Balance as of June 30, 2013	$11,826

(1)	The noncontrolling interest balance at December 31, 2012 included a preliminary fair value of the noncontrolling interest acquired in 2012. The valuation was finalized and recorded during the six months ended June 30, 2013.

10. Allowance for Uncollectible Accounts

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

Balance as of December 31, 2012	$11,863
Additions and expenses	7,125
Deductions	(5,386)

Balance as of June 30, 2013	$13,602

11. Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values. For the six months ended June 30, 2013, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximate current rates.

12. Segment Information

The Company’s segments consist of home-based services and facility-based services. Home-based services include home nursing services and hospice services. Facility-based services include long-term acute care services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following tables summarize the Company’s segment information for the three and six months ending June 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended June 30, 2013
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$146,544	$19,758	$166,302
Cost of service revenue	86,252	10,757	97,009
Provision for bad debts	2,868	340	3,208
General and administrative expenses	48,767	5,390	54,157

Operating income	8,657	3,271	11,928

Interest expense	(630)	(70)	(700)
Non-operating income (loss)	38	27	65

Income before income taxes and noncontrolling interest	8,065	3,228	11,293
Income tax expense	3,553	365	3,918

Net income	4,512	2,863	7,375
Less net income attributable to noncontrolling interests	1,216	369	1,585

Net income attributable to LHC Group, Inc.’s common stockholders	$3,296	$2,494	$5,790

Total assets	$378,687	$36,701	$415,388

	Three Months Ended June 30, 2012
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$139,996	$18,059	$158,055
Cost of service revenue	80,707	11,511	92,218
Provision for bad debts	2,334	313	2,647
General and administrative expenses	45,566	5,401	50,967

Operating income	11,389	834	12,223

Interest expense	(187)	(21)	(208)
Non-operating income (loss)	(50)	(1)	(51)

Income before income taxes and noncontrolling interest	11,152	812	11,964
Income tax expense	3,697	395	4,092

Net income	7,455	417	7,872
Less net income attributable to noncontrolling interests	1,826	83	1,909

Net income attributable to LHC Group, Inc.’s common stockholders	$5,629	$334	$5,963

Total assets	$348,788	$34,568	$383,356

	Six Months Ended June 30, 2013
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$288,531	$39,724	$328,255
Cost of service revenue	167,842	22,415	190,257
Provision for bad debts	6,145	980	7,125
General and administrative expenses	94,939	10,841	105,780

Operating income	19,605	5,488	25,093

Interest expense	(1,017)	(108)	(1,125)
Non-operating income (loss)	79	51	130

Income before income taxes and noncontrolling interest	18,667	5,431	24,098
Income tax expense	7,640	814	8,454

Net income	11,027	4,617	15,644
Less net income attributable to noncontrolling interests	2,815	753	3,568

Net income attributable to LHC Group, Inc.’s common stockholders	$8,212	$3,864	$12,076

	Six Months Ended June 30, 2012
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$279,591	$37,225	$316,816
Cost of service revenue	159,768	22,309	182,077
Provision for bad debts	4,957	451	5,408
General and administrative expenses	90,792	11,057	101,849

Operating income	24,074	3,408	27,482

Interest expense	(510)	(57)	(567)
Non-operating income (loss)	3	11	14

Income before income taxes and noncontrolling interest	23,567	3,362	26,929
Income tax expense	8,428	890	9,318

Net income	15,139	2,472	17,611
Less net income attributable to noncontrolling interests	3,518	389	3,907

Net income attributable to LHC Group, Inc.’s common stockholders	$11,621	$2,083	$13,704

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY	NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after June 30, 2013;

•	our critical accounting policies;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	the impact of legal proceedings;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission (“SEC”) laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.

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

OVERVIEW

We provide post-acute health care services by providing quality cost-effective health care services to our patients. As of June 30, 2013, we had 306 service providers in 23 states: Alabama, Arkansas, California, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia. Our services are classified into two segments: (1) home-based services offered through our home nursing agencies and hospices; and (2) facility-based services offered through our long-term acute care hospitals (“LTACHs”).

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of June 30, 2013, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	251
Hospice	34
Private Duty	4
Specialty Services	3
Management Companies	3

295

Of our 295 home-based services locations, 156 are wholly-owned by us, 129 are majority-owned by us through joint ventures, seven are license lease arrangements and we manage the operations of the remaining three locations. We intend to increase the number of home nursing agencies and hospice locations that we operate through continued acquisitions and development.

We provide facility-based services through our LTACHs. As of June 30, 2013, we owned and operated nine LTACH locations, of which all but one are located within host hospitals. We also owned and operated a health club and a pharmacy. Of these 11 facility-based services locations, six are wholly-owned by us and five are majority-owned through joint ventures.

The percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Home-based services	88.1%	88.6%	87.9%	88.3%
Facility-based services	11.9%	11.4%	12.1%	11.7%

	100.0%	100.0%	100.0%	100.0%

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

•	Adjustment of the wage index and increasing the labor related portion of the base payment rate from 77.082% to 78.535% which decreases payments to the home health industry an aggregate of 0.37%.

•	Face to Face—CMS will allow non-physician practitioners in an acute or post-acute setting to perform the encounter and inform the certifying physician.

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

•

Sanctions—CMS will have additional sanctions for enforcement of survey deficiencies that will include the following (These are not mutually exclusive. CMS can impose any or all of the following, including termination.) Each of these sanctions requires a prior 15 day notice:

(a)	Civil money penalties;

(b)	Suspension of payment for all new admissions and new payment episodes;

(c)	Temporary management of the home health agency;

(d)	Directed plan of correction;

(e)	Directed in-service training.

On June 27, 2013, CMS issued the proposed rule for the Medicare Home Health Prospective Payment System (“HH PPS”) for 2014. If adopted, the rule will affect reimbursement for services provided by home health agencies to Medicare beneficiaries beginning January 1, 2014. As required by the PPACA, the proposed rule would rebase Medicare home health reimbursement amounts by a negative 3.5% each year for four years beginning on January 1, 2014. CMS projects that as a result of its proposed policies overall Medicare payments to home health agencies in 2014 will be reduced by 1.5%.

Under the proposed CY 2014 rule:

•

CMS proposes to establish the rebased base payment rate at $2,860.20 in 2014 as compared to $2,137.73 in 2013. However, CMS is simultaneously proposing to reset the average home health case-mix weight from the 2012 average case mix of 1.357 to 1.000 in 2014.

•

The final 2014 base payment rate was affected by a positive budget neutrality adjustment (to account for resetting of the case-mix weight), a positive technical variation adjustment of 0.17%, a negative 2.5% outlier adjustment, a negative 3.5% rebasing adjustment and a 2.4% increase due to the market basket adjustment.

•

CMS proposes to remove a total of 170 International Classification of Diseases (“ICD”) ICD-9 codes from the HH PPS Grouper: diagnosis codes that reflect severely acute patients that are not treated in the home health setting; and diagnosis codes for conditions that would not impact the home health plan of care. These codes will not be included in the update to ICD-10, which is effective October 1, 2014. CMS estimates the impact of these changes will be 0.5%.

Hospice. On July 24, 2012, CMS issued its final rule for hospice for fiscal year (“FY”) 2013, which increases Medicare reimbursement payments by 0.9% over FY 2012 rates. The 0.9% increase consists of a 2.6% inflationary market basket update offset by a 0.6% reduction for the fourth year of CMS’ seven-year phase-out of its wage index budget neutrality adjustment factor (“BNAF”), a 0.7% reduction for the productivity adjustment, a 0.3% reduction to the market basket as defined by PPACA, and a 0.1% reduction related to the wage index changes. The 0.9% does not include the deficit reduction sequester approved earlier by Congress.

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

On August 2, 2013, CMS released its final rule for hospice for FY 2014, which increases Medicare reimbursement payments by 1.0% over FY 2013. The 1.0% increase consists of a 2.5% inflationary market basket update offset by a 0.7% reduction related to the wage index changes and the fifth year of CMS’s seven-year phase-out of its wage index BNAF, a 0.5% reduction for the productivity adjustment, and a 0.3% reduction to the market basket as defined by PPACA.

Facility-Based Services

LTACHs. On August 1, 2012 CMS released its final rule for LTACH Medicare reimbursement for FY 2013 which spans from October 1, 2012 through September 30, 2013. In the aggregate, payments for FY 2013 will increase by 1.8% over FY 2012 rates. The 1.8% increase consists of a 2.6% inflationary market basket update offset by a 0.7% reduction for the productivity adjustment, a 0.1% reduction to the market basket as defined by PPACA. LTACH payment rates will also be reduced by approximately 1.3% to 0.5% for the “one-time” BNAF for discharges on or after December 29, 2012. The 0.5% does not include the deficit reduction sequester approved earlier by Congress.

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

On August 2, 2013, CMS released its final rule for LTACH Medicare reimbursement for FY 2014, which spans from October 1, 2013 through September 30, 2014. In the aggregate, payments for FY 2014 will increase by 1.3% over FY 2013 rates. The 1.3% increase consists of a 2.5% inflationary market basket update offset by a 0.5% reduction for the productivity adjustment, a 0.3% reduction to the market basket as defined by PPACA. LTACH payment rates will also be reduced by approximately 1.3% for the “one-time” BNAF and projected increases in estimated high cost outlier payments as compared to FY 2013.

The LTACH FY 2014 final rule also addresses the 25 Percent rule. Under the 25 Percent patient threshold policy, if an LTACH admits more than 25% of its patients from a single acute care hospital, Medicare will pay it at a rate comparable to IPPS hospitals for those patients above the 25 Percent threshold. A statutory moratorium on application of the 25 Percent rule was in place from December 2007 through December 2012. CMS extended the moratorium for FY 2013 but would allow the policy to go into effect in FY 2014. The imposition of the 25 Percent rule will apply to all LTACHs beginning with their first cost reporting period beginning on or after October 1, 2013.

The estimated changes to Medicare payments for home health, hospice and LTACHs for 2013 and 2014 do not include the deficit reduction sequester approved earlier by Congress. The sequestration cut to Medicare began on April 1, 2013 and reduced Medicare payments for patients whose service dates end on or after April 1, 2013 by 2%.

RESULTS OF OPERATIONS

Three months ended June 30, 2013

Consolidated financial statements

The following table summarizes our consolidated results of operations for the three months ended June 30, 2013 and 2012 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2013			2012			Increase (Decrease)	Percentage Change
Net service revenue	$166,302			$158,055			$8,247	5.2%
Cost of service revenue	97,009	58.3%		92,218	58.3%		4,791	5.2%
Provision for bad debts	3,208	1.9%		2,647	1.7%		561	21.2%
General and administrative expenses	54,157	32.6%		50,967	32.2%		3,190	6.3%
Income tax expense	3,918	40.4	%(1)	4,092	40.7	%(1)	(174)	(4.3)%
Noncontrolling interest	1,585			1,909			(324)	—
Total non-operating income (loss)	(635)			(259)			(376)	—

Net income attributable to LHC Group, Inc.’s common stockholders	$5,790			$5,963			$(173)

(1)	Percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders

Home-based services segment operating results

The following table summarizes our home-based results of operations for the three months ended June 30, 2013 and 2012 (amounts in thousands, except percentages which are percentages of home-based net service revenue):

	2013		2012		Increase (Decrease)	Percentage Change
Net service revenue	$146,544		$139,996		$6,548	4.7%
Cost of service revenue	86,252	58.9%	80,707	57.6%	5,545	6.9%
Provision for bad debts	2,868	2.0%	2,334	1.7%	534	22.9%
General and administrative expenses	48,767	33.3%	45,566	32.5%	3,201	7.0%

Operating income	$8,657		$11,389

Net service revenue

The following table sets forth home-based services revenue growth, admissions, census and episodes for the three months ended June 30, 2013 and the related change from the same period in 2012 (amounts in thousands, except admissions, census and episode data):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Revenue	$136,557	$—	$136,557	(2.5)%	$9,987	$146,544	4.7%
Revenue Medicare	$109,063	$—	$109,063	(0.1)%	$8,085	$117,148	7.3%
New Admissions	28,884	—	28,884	4.8%	3,121	32,005	16.1%
New Medicare Admissions	19,707	—	19,707	4.8%	2,087	21,794	15.9%
Average Census	34,000	—	34,000	0.1%	2,069	36,069	6.3%
Average Medicare Census	25,861	—	25,861	0.4%	1,614	27,475	6.7%
Home Health Episodes	42,665	—	42,665	0.4%	1,914	44,579	4.9%

(1)	Same store — location that has been in service with the Company for greater than 12 months.
(2)	De Novo — internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic — combination of same store and de novo.
(4)	Acquired — purchased location that has been in service with the Company for 12 months or less.

Total organic home-based revenue for the three months ended June 30, 2013 decreased 2.5% compared to the three months ended June 30, 2012, while organic Medicare revenue decreased 0.1%. The primary cause for the decrease in organic revenue in the home-based segment was reduced reimbursement caused by Medicare sequestration and wage index adjustments, which became effective in 2013, partially offset by Medicare census growth.

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

Cost of service revenue

The following table summarizes home-based services cost of service revenue (amounts in thousands, except percentages):

	Three Months Ended June 30,
	2013			2012
Salaries, wages and benefits	$74,930	51.1	%(1)	$69,666	49.8	%(1)
Transportation	6,262	4.3%		6,343	4.5%
Supplies and services	5,060	3.5%		4,698	3.3%

	$86,252	58.9%		$80,707	57.6%

(1)	Percentage of home-based net service revenue

Salaries, wages and benefits increased during the three months ended June 30, 2013 compared to the same period in 2012. The increase was primarily due to an increase in salaries, wages and benefits from agencies acquired since June 30, 2012, partially offset by productivity improvements and efficiencies gained through our Point Of Care (“POC”) initiatives that we have implemented over the past year.

Provision for bad debts

Provision for bad debts increased during the three months ended June 30, 2013 compared to the same period in 2012. The increase was associated with collectability risks identified on a group of self pay claims.

General and administrative expenses

General and administrative expenses increased during the three months ended June 30, 2013 compared to the same period in 2012 due to acquisitions and POC device costs, which were partially offset by reductions of staff resulting from the benefits derived from POC initiatives implemented over the past year.

Facility-based services segment operating results

The following table summarizes our facility-based results of operations for the three months ended June 30, 2013 and 2012 (amounts in thousands, except percentages which are percentages of facility-based net service revenue):

	2013		2012		Increase (Decrease)	Percentage Change
Net service revenue	$19,758		$18,059		$1,699	9.4%
Cost of service revenue	10,757	54.4%	11,511	63.7%	(754)	(6.6)%
Provision for bad debts	340	1.7%	313	1.7%	27	8.6%
General and administrative expenses	5,390	27.3%	5,401	29.9%	(11)	(0.2)%

Operating income	$3,271		$834

Facility-based services net service revenue increased during the three months ended June 30, 2013 compared to the same period in 2012 due to an increase in paid patient days and $614,000 of adjustments from facility cost reports recorded during the three months ended June 30, 2013.

Cost of service revenue

The following table summarizes facility-based services cost of service revenue (amounts in thousands, except percentages):

	Three Months Ended June 30,
	2013			2012
Salaries, wages and benefits	$7,015	35.5	%(1)	$7,067	39.1	%(1)
Transportation	83	0.4%		60	0.3%
Supplies and services	3,659	18.5%		4,384	24.3%

	$10,757	54.4%		$11,511	63.7%

(1)	Percentage of facility-based net service revenue

Supplies and services decreased during the three months ended June 30, 2013 compared to the same period in 2012 due to decreases in the use of certain pharmaceutical supplies and lab expenses. This correlates to the decrease in total patient days during the three months ended June 30, 2013 compared to the same period in 2012.

Six months ended June 30, 2013

Consolidated financial statements

The following table summarizes our consolidated results of operations for the six months ended June 30, 2013 and 2012 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2013			2012			Increase (Decrease)	Percentage Change
Net service revenue	$328,255			$316,816			$11,439	3.6%
Cost of service revenue	190,257	58.0%		182,077	57.5%		8,180	4.5%
Provision for bad debts	7,125	2.2%		5,408	1.7%		1,717	31.7%
General and administrative expenses	105,780	32.2%		101,849	32.1%		3,931	3.9%
Income tax expense	8,454	41.2	%(1)	9,318	40.5	%(1)	(864)	(9.3)%
Noncontrolling interest	3,568			3,907			(339)	—
Total non-operating income (loss)	(995)			(553)			(442)	—

Net income attributable to LHC Group, Inc.’s common stockholders	$12,076			$13,704			$(1,628)

(1)	Percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders

Home-based services segment operating results

The following table summarizes our home-based results of operations for the six months ended June 30, 2013 and 2012 (amounts in thousands, except percentages which are percentages of home-based net service revenue):

	2013		2012		Increase (Decrease)	Percentage Change
Net service revenue	$288,531		$279,591		$8,940	3.2%
Cost of service revenue	167,842	58.2%	159,768	57.1%	8,074	5.1%
Provision for bad debts	6,145	2.1%	4,957	1.8%	1,188	24.0%
General and administrative expenses	94,939	32.9%	90,792	32.5%	4,147	4.6%

Operating income	$19,605		$24,074

Net service revenue

The following table sets forth home-based services revenue growth, admissions, census and episodes for the six months ended June 30, 2013 and the related change from the same period in 2012 (amounts in thousands, except admissions, census and episode data):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Revenue	$274,318	$—	$274,318	(1.9)%	$14,213	$288,531	3.2%
Revenue Medicare	$218,788	$—	$218,788	—	$11,227	$230,015	5.1%
New Admissions	58,975	—	58,975	4.6%	4,624	63,599	12.8%
New Medicare Admissions	40,559	—	40,559	4.4%	2,970	43,529	12.1%
Average Census	34,127	—	34,127	1.3%	2,232	36,359	7.9%
Average Medicare Census	25,918	—	25,918	1.3%	1,709	27,627	8.0%
Home Health Episodes	84,206	—	84,206	0.5%	3,181	87,387	4.3%

(1)	Same store — location that has been in service with the Company for greater than 12 months.
(2)	De Novo — internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic — combination of same store and de novo.
(4)	Acquired — purchased location that has been in service with the Company for 12 months or less.

Total organic home-based revenue for the six months ended June 30, 2013 decreased 1.9% compared to the six months ended June 30, 2012, while organic Medicare revenue remained consistent. The primary cause for the decrease in organic revenue in the home-based segment was reduced reimbursement caused by Medicare sequestration and wage index adjustments, which became effective in 2013, partially offset by Medicare census growth.

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

Cost of service revenue

The following table summarizes home-based services cost of service revenue (amounts in thousands, except percentages):

	Six Months Ended June 30,
	2013			2012
Salaries, wages and benefits	$145,851	50.6	%(1)	$138,326	49.4	%(1)
Transportation	12,070	4.2%		12,252	4.4%
Supplies and services	9,921	3.4%		9,190	3.3%

	$167,842	58.2%		$159,768	57.1%

(1)	Percentage of home-based net service revenue

Salaries, wages and benefits increased during the six months ended June 30, 2013 compared to the same period in 2012. The increase was primarily due to an increase in acquisition activity and offset by productivity improvements and efficiencies gained through our Point Of Care (“POC”) initiatives that we have implemented during the past year.

Provision for bad debts

Provision for bad debts increased during the six months ended June 30, 2013 compared to the same period in 2012. The increase was associated with a combination of collectability risks identified on a group of claims from certain commercial insurance payor contracts and self payor claims.

General and administrative expenses

General and administrative expenses increased during the six months ended June 30, 2013 compared to the same period in 2012 due to increased acquisition costs and POC device costs, which were partially offset by reductions of staff resulting from the benefits derived from POC initiatives implemented during the past year.

Facility-based services segment operating results

The following table summarizes our facility-based results of operations for the six months ended June 30, 2013 and 2012 (amounts in thousands, except percentages which are percentages of facility-based net service revenue):

	2013		2012		Increase (Decrease)	Percentage Change
Net service revenue	$39,724		$37,225		$2,499	6.7%
Cost of service revenue	22,415	56.4%	22,309	59.9%	106	0.5%
Provision for bad debts	980	2.5%	451	1.2%	529	>100%
General and administrative expenses	10,841	27.3%	11,057	29.7%	(216)	(2.0)%

Operating income	$5,488		$3,408

Facility-based services net service revenue increased during the six months ended June 30, 2013 compared to the same period in 2012 due to an increase in paid patient days.

Provision for bad debts increased during the six months ended June 30, 2013 compared to the same period in 2012 due to reserves calculated on a third-party pharmacy contract and prior year cost report settlement denials.

Cost of service revenue

The following table summarizes facility-based services cost of service revenue (amounts in thousands, except percentages):

	Six Months Ended June 30,
	2013			2012
Salaries, wages and benefits	$14,295	36.0	%(1)	$13,946	37.4	%(1)
Transportation	154	0.4%		115	0.3%
Supplies and services	7,966	20.0%		8,248	22.2%

	$22,415	56.4%		$22,309	59.9%

(1)	Percentage of facility-based net service revenue

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal source of liquidity for operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our Credit Facility, which provides for aggregate borrowings, including outstanding letters of credit, up to $100 million.

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

The following table summarizes changes in cash (amounts in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$28,070	$39,723
Investing activities	(30,489)	(4,991)
Financing activities	(255)	(34,603)

Change in cash	(2,674)	129
Cash and cash equivalents at beginning of period	9,720	256

Cash and cash equivalents at end of period	$7,046	$385

Cash provided by operating activities for the six months ended June 30, 2013 decreased from lower net income and other changes in working capital. Additionally, for the six months ended June 30, 2012, cash provided by operations included the benefit from the utilization of previously established prepaid taxes associated with tax loss carrybacks generated from our 2011 settlement with the United States of America.

Cash used in investing activities for the six months ended June 30, 2013 increased due to the acquisition of the home-based service line of Addus HomeCare Corp.

Cash used in financing activities for the six months ended June 30, 2013 decreased due primarily to a reduction in the amount of net repayment activity on the revolving credit facility.

Accounts Receivable and Allowance for Uncollectible Accounts

As of June 30, 2013, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 13.4%, or $13.6 million, compared to 12.4% or $11.9 million at December 31, 2012. Days sales outstanding as of June 30, 2013 and December 31, 2012 were each 48 days.

The following table sets forth as of June 30, 2013, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$52,456	$10,124	$4,014	$493	$67,087
Medicaid	2,431	434	349	257	3,471
Other	17,436	5,650	4,993	2,642	30,721

Total	$72,323	$16,208	$9,356	$3,392	$101,279

For home-based services, we calculate the allowance for uncollectible accounts as a percentage of total patient receivables. The percentage changes depending on the payor and increases as the patient receivables age. For facility-based services, we calculate the allowance for uncollectible accounts based on a claim by claim review.

The following table sets forth as of December 31, 2012, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$48,219	$7,955	$4,114	$672	$60,960
Medicaid	2,067	531	696	300	3,594
Other	18,688	4,695	5,536	2,341	31,260

Total	$68,974	$13,181	$10,346	$3,313	$95,814

Indebtedness

As of June 30, 2013 we had $25.0 million drawn and letters of credit totaling $6.2 million outstanding and $68.8 million available under our line of credit. At December 31, 2012, $19.5 million was drawn and letters of credit totaling $6.0 million was outstanding on the line of credit.

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

At June 30, 2013, we believe we were in compliance with all covenants.

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

The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent 66.2% and 63.6% of our patient accounts receivable as of June 30, 2013 and December 31, 2012, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

Our employee health insurance program is self funded, with stop-loss coverage on claims that exceed $150,000 for any individually covered employee or employee family member. We are responsible for workers’ compensation claims up to $350,000 per individual incident.

Malpractice, employment practices and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through June 30, 2013 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $750,000 per security claims and $500,000 on other claims.

We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2013, we had cash of $7.0 million. In 2013, the FDIC will insure each depositor up to $250,000 in coverage at each separately chartered insured depository institution. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits in excess of the FDIC insurance limit and does not expect any in the future.

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Facility. Our Credit Facility is a revolving credit facility and, as such, we borrow, repay and re-borrow amounts as needed, changing the average daily balance outstanding under our Credit Facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under our Credit Facility would have increased interest expense by $3,000 for the three months ended June 30, 2013 and by $13,000 for the six months ended June 30, 2013.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that we maintained effective disclosure controls and procedures at the reasonable assurance level as of June 30, 2013.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarterly period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of legal proceedings, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS.

There have been no material changes from the information included in Part I, Item 1A. “Risk Factors” of the Company’s 2012 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2010, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). The Company anticipates that it will finance the Stock Repurchase Program with cash from general corporate funds, or draws under the Credit Facility. The Company may repurchase shares of common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations. During the six months ended June 30, 2013, no shares were repurchased. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $22.5 million as of June 30, 2013.

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

LHC GROUP, INC.

Date: August 8, 2013	/s/ Peter J. Roman
Peter J. Roman
Executive Vice President and Chief Financial Officer (Principal financial officer)