Form 10-Q
period 2013-09-30
LHC Group, Inc
filed 2013-11-07
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of common stock, par value $0.01, outstanding as of November 1, 2013: 17,602,664 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$443	$9,720
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $13,995 and $11,863, respectively	92,423	83,951
Other receivables	746	589
Amounts due from governmental entities	1,223	1,596

Total receivables, net	94,392	86,136
Deferred income taxes	11,098	7,671
Prepaid income taxes	3,125	7,436
Prepaid expenses	6,175	6,818
Other current assets	4,774	2,949

Total current assets	120,007	120,730
Property, building and equipment, net of accumulated depreciation of $39,320 and $34,331, respectively	30,561	29,531
Goodwill	194,893	169,150
Intangible assets, net of accumulated amortization of $3,357 and $2,985, respectively	63,199	62,042
Other assets	5,373	5,441

Total assets	$414,033	$386,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$19,254	$14,897
Salaries, wages, and benefits payable	25,134	29,890
Self insurance reserve	6,868	5,444
Amounts due to governmental entities	3,975	4,979

Total current liabilities	55,231	55,210
Deferred income taxes	29,036	25,129
Income tax payable	3,415	3,415
Revolving credit facility	24,000	19,500
Note payable	1,138	—

Total liabilities	112,820	103,254
Noncontrolling interest — redeemable	11,467	11,426
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 21,783,323 and 21,578,772 shares issued in 2013 and 2012, respectively	218	216
Treasury stock — 4,690,392 and 4,653,039 shares at cost, respectively	(34,640)	(33,846)
Additional paid-in capital	102,761	100,619
Retained earnings	218,565	201,192

Total LHC Group, Inc. stockholders’ equity	286,904	268,181
Noncontrolling interest — non-redeemable	2,842	4,033

Total equity	289,746	272,214

Total liabilities and equity	$414,033	$386,894

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net service revenue	$164,748	$158,926	$493,003	$475,742
Cost of service revenue	97,966	91,234	288,223	273,311

Gross margin	66,782	67,692	204,780	202,431
Provision for bad debts	2,708	2,987	9,833	8,395
General and administrative expenses	53,047	52,464	158,827	154,313
Other intangibles impairment charge	—	650	—	650

Operating income	11,027	11,591	36,120	39,073
Interest expense	(430)	(405)	(1,555)	(972)
Non-operating income	54	94	184	108

Income before income taxes and noncontrolling interest	10,651	11,280	34,749	38,209
Income tax expense	3,782	3,388	12,236	12,706

Net income	6,869	7,892	22,513	25,503
Less net income attributable to noncontrolling interests	1,572	1,556	5,140	5,463

Net income attributable to LHC Group, Inc.’s common stockholders	$5,297	$6,336	$17,373	$20,040

Earnings per share — basic:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.31	$0.36	$1.02	$1.11

Earnings per share — diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.31	$0.36	$1.02	$1.10

Weighted average shares outstanding:
Basic	17,083,201	17,656,842	17,035,541	18,121,217
Diluted	17,182,013	17,726,819	17,109,675	18,160,489

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Non-controlling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances as of December 31, 2012	$216	21,578,772	$(33,846)	(4,653,039)	$100,619	$201,192	$4,033	$272,214
Net income	—	—	—	—	—	17,373	899	18,272 (1)
Transfer of noncontrolling interest	—	—	—	—	—	—	(1,342)	(1,342)
Purchase of additional controlling interest	—	—	—	—	(1,267)	—	—	(1,267)
Noncontrolling interest distributions	—	—	—	—	—	—	(748)	(748)
Nonvested stock compensation	—	—	—	—	2,879	—	—	2,879
Issuance of vested stock	—	175,721	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(794)	(37,353)	—	—	—	(794)
Excess tax benefits — vesting nonvested stock	—	—	—	—	(38)	—	—	(38)
Issuance of common stock under Employee Stock Purchase Plan	2	28,830	—	—	568	—	—	570

Balances as of September 30, 2013	$218	21,783,323	$(34,640)	(4,690,392)	$102,761	$218,565	$2,842	$289,746

(1)	Net income excludes net income attributable to noncontrolling interest-redeemable of $4.2 million during the nine months ending September 30, 2013. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$22,513	$25,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,958	5,801
Provision for bad debts	9,833	8,395
Stock-based compensation expense	2,879	3,398
Deferred income taxes	480	1,552
Loss on sale of assets	17	100
Other intangibles impairment charge	—	650
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(18,462)	(7,084)
Prepaid expenses and other assets	(1,114)	2,247
Prepaid income taxes	4,262	13,960
Accounts payable and accrued expenses	645	(6,597)
Net amounts due to/from governmental entities	(631)	135

Net cash provided by operating activities	26,380	48,060

Investing activities
Purchases of property, building and equipment	(5,997)	(6,508)
Proceeds from sale of assets	—	25
Cash paid for acquisitions, primarily goodwill and intangible assets	(26,920)	(6,764)

Net cash (used in) investing activities	(32,917)	(13,247)

Financing activities
Proceeds from line of credit	64,500	173,562
Payments on line of credit	(60,000)	(183,297)
Proceeds from employee stock purchase plan	570	587
Proceeds from debt issuance	1,138	—
Noncontrolling interest distributions	(6,286)	(6,582)
Excess tax benefits from vesting of restricted stock	11	—
Redemption of treasury shares	(794)	—
Purchase of additional controlling interest	(1,879)	(126)
Payments on repurchase of common stock	—	(19,017)
Sale of noncontrolling interest	—	80

Net cash (used in) financing activities	(2,740)	(34,793)

Change in cash	(9,277)	20
Cash at beginning of period	9,720	256

Cash at end of period	$443	$276

Supplemental disclosures of cash flow information
Interest paid	$1,523	$972

Income taxes paid	$18,123	$8,644

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals (“LTACHs”). As of September 30, 2013, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated 310 service providers in 26 states within the domestic United States.

Unaudited Interim Financial Information

The condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, and the related condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012, condensed consolidated statement of changes in equity for the nine months ended September 30, 2013, condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 and related notes (collectively, these financial statements and the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Equity joint ventures	48.1%	49.1%	48.9%	48.7%
Wholly-owned subsidiaries	49.3%	48.1%	48.4%	48.5%
License leasing arrangements	1.8%	1.9%	1.9%	1.9%
Management services	0.8%	0.9%	0.8%	0.9%

	100.0%	100.0%	100.0%	100.0%

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

The following table sets forth the percentage of net service revenue earned by category of payor for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Payor:
Medicare	80.3%	77.2%	79.8%	77.9%
Medicaid	1.3%	1.7%	1.4%	1.9%
Other	18.4%	21.1%	18.8%	20.2%

	100.0%	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Home-based services	89.2%	88.3%	88.3%	88.3%
Facility-based services	10.8%	11.7%	11.7%	11.7%

	100.0%	100.0%	100.0%	100.0%

Medicare

Home-Based Services

Home Nursing Services. The Company’s home nursing Medicare patients are classified into one of 153 home health resource groups prior to receiving services. Based on the patient’s home health resource group, the Company is entitled to receive a standard prospective Medicare payment for delivering care over a 60-day period referred to as an episode. The Company recognizes revenue based on the number of days elapsed during an episode of care within the reporting period.

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

Hospice payments are also subject to an inpatient cap and an overall Medicare payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall Medicare payment cap relates to individual providers receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors its limits on a provider-by-provider basis and records an estimate of its liability for reimbursements received in excess of the cap amount. Annually, the Company receives notification of whether any of its hospice providers have exceeded either cap. Adjustments resulting from these notifications have not been material.

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

Management Services

The Company records management services revenue as such services are provided in accordance with the various management services agreements to which the Company is a party. As described in the management services agreements, the Company provides billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency. The Company is responsible for the costs associated with the locations and personnel required for the provision of services. The Company is compensated based on two management fee structures. One management fee structure is based on a percentage of cash collections, while the second management fee structure is based on reimbursement of operating expenses plus a percentage of operating net income.

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

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of shares outstanding for basic per share calculation	17,083,201	17,656,842	17,035,541	18,121,217
Effect of dilutive potential shares:
Options	4,208	1,935	4,032	1,849
Nonvested stock	94,604	68,042	70,102	37,423

Adjusted weighted average shares for diluted per share calculation	17,182,013	17,726,819	17,109,675	18,160,489

Anti-dilutive shares	94,299	176,641	181,648	348,595

3. Acquisitions and Disposals

Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired the home-based service line of Addus HomeCare, which consisted of 19 home health agencies and one hospice agency, during the nine months ended September 30, 2013. Additionally, in separate acquisitions, the Company acquired one hospice agency and four home health agencies. The Company maintains an ownership interest in the acquired entities as set forth below:

Acquired Entity	Ownership Percentage	State of Operations	Acquisition Date
LHCG XXXVII, LLC (d/b/a Addus HealthCare)	90%	Illinois	03/01/2013
LHCG XXXVIII, LLC (d/b/a Addus HealthCare)	90%	California	03/01/2013
LHCG XLII, LLC (d/b/a/ Arkansas HomeCare)	100%	Arkansas	03/01/2013
LHCG XLI, LLC (d/b/a South Carolina HomeCare)	100%	South Carolina	03/01/2013
LHCG XXXIX, LLC (d/b/a Addus HealthCare)	100%	Nevada	03/01/2013
LHCG XXXIV, LLC (d/b/a Alabama Hospice Care of Mobile)	100%	Alabama	04/01/2013
LHCG XL, LLC (d/b/a Georgia Home Health)	100%	Georgia	07/01/2013

Acquired Entity	Ownership Percentage	State of Operations	Acquisition Date
LHCG XXVII, LLC (d/b/a Pennsylvania Home Health)	100%	Pennsylvania	07/01/2013
LHCG XLVIII, LLC (d/b/a Minnesota Home Health)	100%	Minnesota	07/01/2013
LHCG XLVII, LLC (d/b/a Wisconsin Home Health)	100%	Wisconsin	07/01/2013

Each of the acquisitions was accounted for under the acquisition method of accounting, and accordingly, the accompanying condensed consolidated financial statements include the results of operations of each acquired entity from the date of acquisition.

The total aggregate purchase price for the Company’s acquisitions was $27.3 million, of which $26.9 million was paid in cash and $380,000 in assumed liabilities. The purchase prices are determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows. The Company paid $569,000 in acquisition-related costs, which was recorded in general and administrative expenses.

The Company’s home-based services segment recognized aggregate goodwill of $25.7 million for the acquisitions, including $622,000 of noncontrolling goodwill. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired (all amounts are in thousands):

Consideration
Cash	$26,920

Fair value of total consideration transferred	$26,920

Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	$1,177
Certificate of need/license	598
Other identifiable intangible assets	331
Other assets and (liabilities), net	(321)

Total identifiable assets	$1,785

Noncontrolling interest	$608
Goodwill, including noncontrolling interest of $622	$25,743

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

Purchase of Membership Interest in Company’s Subsidiary

During the nine months ended September 30, 2013, the Company purchased additional membership interests in six of its equity joint ventures. The total purchase price for the additional ownership from these equity transactions was $1.9 million, resulting in the Company reducing noncontrolling interest-redeemable by $612,000 and additional paid in capital by $1.3 million.

4. Goodwill and Intangibles

The changes in recorded goodwill by segment for the nine months ended September 30, 2013 were as follows (amounts in thousands):

Nine Months Ended September 30, 2013
Home-based services segment:
Balance at beginning of period	$157,559
Goodwill from acquisitions	25,121
Goodwill related to noncontrolling interest	622

Balance as of September 30, 2013	$183,302

Nine Months Ended September 30, 2013
Facility-based services segment:
Balance at beginning of period	$11,591

Balance as of September 30, 2013	$11,591

Consolidated balance as of September 30, 2013	$194,893

The following table summarizes the changes in intangible assets during the nine months ended September 30, 2013 (amounts in thousands):

	Trade Names	Certificate of Need/ License	Other Intangibles	Total
Balance as of December 31, 2012	$51,408	$10,100	$534	$62,042
Additions	1,177	598	331	2,106
Amortization	(569)	—	(380)	(949)

Balance as of September 30, 2013	$52,016	$10,698	$485	$63,199

Intangible assets of $62.1 million, net of accumulated amortization, were related to the home-based services segment and $1.1 million were related to the facility-based services segment as of September 30, 2013.

During the nine months ended September 30, 2013, the Company determined there was no impairment of goodwill in any reporting unit nor certain intangible assets. During the nine months ended September 30, 2012, the Company recorded an impairment charge related to certain intangible assets of $650,000.

5. Credit Facility

As of September 30, 2013 and December 31, 2012, respectively, the Company had $24.0 million and $19.5 million drawn and letters of credit totaling $6.2 million and $6.0 million outstanding under the Company’s credit agreement with Capital One, National Association. The interest rate for borrowings under its credit facility is a function of the prime rate (base rate) or London Interbank Offered Rate (“LIBOR”) as elected by the Company, plus the applicable margin based on the Leverage Ratio, as defined in the credit agreement. The interest rate at September 30, 2013 was 4.25%.

6. Income Taxes

As of September 30, 2013, an unrecognized tax benefit of $3.4 million was recorded in income tax payable, which, if recognized, would decrease the Company’s effective tax rate. All of the Company’s unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011.

7. Stockholder’s Equity

Equity Based Awards

The 2010 Long Term Incentive Plan (the “2010 Incentive Plan”) is administered by the Compensation Committee of the Company’s Board of Directors. A total of 1,500,000 shares of the Company’s common stock is reserved and available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of the Company’s common stock as of the date of grant.

Share Based Compensation

Nonvested Stock

During the nine months ended September 30, 2013, the Company’s independent directors were granted 24,300 nonvested shares of common stock under the 2005 Director Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved and available for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the nine months ended September 30, 2013, employees were granted 181,648 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares generally vest over a five year period, conditioned on continued employment for the full incentive period. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the nine months ended September 30, 2013 was $21.21.

The following table represents the nonvested stock activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2012	486,061	$22.33
Granted	205,948	$21.21
Vested	(175,721)	$21.82

Nonvested shares outstanding as of September 30, 2013	516,288	$22.05

During the nine months ended September 30, 2013, an independent director of the Company received a share based award, which will be settled in cash at March 1, 2014. The amount of such cash payment will equal the fair market value of 2,700 shares on the settlement date.

As of September 30, 2013, there was $8.5 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.28 years. The total fair value of shares of common stock vested during the nine months ended September 30, 2013 and 2012 was $3.8 million and $3.5 million, respectively. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $2.9 million and $3.4 million of compensation expense related to nonvested stock grants in the nine months ended September 30, 2013 and 2012, respectively.

Employee Stock Purchase Plan

In 2006, the Company adopted the Employee Stock Purchase Plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There were 250,000 shares of common stock initially reserved for the plan.

On June 20, 2013, the Amended and Restated Employee Stock Purchase Plan was approved by the Company’s stockholders.

As a result of the amendment, the Employee Stock Purchase Plan was modified as follows:

•	An additional 250,000 shares of common stock were authorized for issuance over the term of the Employee Stock Purchase Plan.

•	The term of the Employee Stock Purchase Plan was extended from January 1, 2016 to January 1, 2023.

The table below details the shares of common stock issued during 2013:

	Number of Shares	Per share price
Shares available as of December 31, 2012	61,247
Additional shares authorized for issuance	250,000
Shares issued during three months ended March 31, 2013	8,845	$20.24
Shares issued during three months ended June 30, 2013	10,385	$20.43
Shares issued during three months ended September 30, 2013	9,600	$18.60

Shares available as of September 30, 2013	282,417

Stock Options

As of September 30, 2013, 15,000 options were issued and exercisable. During the nine months ended September 30, 2013, no options were exercised or forfeited and no options were granted.

Treasury Stock

In conjunction with the vesting of the nonvested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the nine months ended September 30, 2013, the Company redeemed 37,353 shares of common stock valued at $794,000, related to these tax obligations.

Stock Repurchase Program

In October 2010, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock, from time to time, in an amount not to exceed $50.0 million (“the Stock Repurchase Program”). The Company anticipates that it will finance any future such repurchases made under the Stock Repurchase Program with cash from general corporate funds or draws under its credit facility. The Company may repurchase shares of common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations.

The Company uses the cost method to account for the repurchase of common stock and the average cost method to account for reissuance of treasury shares. During the nine months ended September 30, 2013, no shares have been repurchased or reissued from treasury shares. The remaining dollar value of shares authorized to be purchased under the Stock Repurchase Program was $22.5 million as of September 30, 2013.

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

On June 13, 2012, a putative shareholder securities class action was filed against the Company and its Chairman and Chief Executive Officer in the United States District Court for the Western District of Louisiana, styled City of Omaha Police & Fire Retirement System v. LHC Group, Inc., et al., Case No. 6:12-cv-01609-JTT-CMH. The action was filed on behalf of LHC shareholders who purchased shares of the Company’s common stock between July 30, 2008 and October 26, 2011. Plaintiff generally alleges that the defendants caused false and misleading statements to be issued in violation of Section 10(b) of the Securities Exchange Act of 1934, amended (“the Exchange Act”) and Rule 10b-5 promulgated thereunder and that the Company’s Chairman and Chief Executive Officer is a control person under Section 20(a) of the Exchange Act. On November 2, 2012, Lead Plaintiff City of Omaha Police & Fire Retirement System filed an Amended Complaint for Violations of the Federal Securities Laws (“the Amended Complaint”) on behalf of the same putative class of LHC shareholders as the original Complaint. In addition to claims under Sections 10(b) and 20(a) of the Exchange Act, the Amended Complaint added a claim against the Chairman and Chief Executive Officer for violation of Section 20A of the Exchange Act. The Company believes these claims are without merit and intends to defend this lawsuit vigorously. On December 17, 2012, the Company and the Chairman and Chief Executive Officer filed a motion to dismiss the Amended Complaint, which was denied by Order dated March 15, 2013. The parties are presently conducting fact discovery. The Company cannot predict the outcome or effect of this lawsuit, if any, on the Company’s financial condition and results of operations.

On October 18, 2013, a derivative complaint was filed by a purported Company shareholder against certain of the Company’s current and former executive officers, employees and members of its Board of Directors in the United States District Court for the Western District of Louisiana, styled Plummer v. Myers, et al., Case No. 6:13-cv-02899. The action was brought derivatively on behalf of the Company, which is also named as a nominal defendant. Plaintiff generally alleges that the individual defendants breached their fiduciary duties owed to the Company. The complaint also alleges claims for insider selling and unjust enrichment against the Company’s Chairman and Chief Executive Officer and the Company’s former President and Chief Operating Officer. The Company believes these claims are without merit and intends to defend this lawsuit vigorously. The Company cannot predict the outcome or effect of this lawsuit, if any, on the Company’s financial condition and results of operations.

Except as discussed above, the Company is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

Any negative findings in the investigations or lawsuits described above could result in substantial financial penalties or awards against the Company or exclusion from future participation in the Medicare and Medicaid programs. At this time, the Company cannot predict the ultimate outcome of these inquiries or the potential range of damages, if any.

Joint Venture Buy/Sell Provisions

Several of the Company’s equity joint ventures include a buy/sell option that grants to the Company and its equity joint venture partners the right to require the other equity joint venture party to either purchase all of the exercising member’s membership interests or sell to the exercising member all of the non-exercising member’s membership interest, at the non-exercising member’s option, within 30 days of the receipt of notice of the exercise of the buy/sell option. In some instances, the purchase price is based on a multiple of the historical or future earnings before income taxes and depreciation and amortization of the equity joint venture at the time the buy/sell option is exercised. In other instances, the buy/sell purchase price will be negotiated by the partners and subject to a fair market valuation process.

Compliance

Certain laws and regulations governing the Company’s operations, along with the terms of participation in various government programs, regulate how the Company does business, the services offered and its interactions with patients and the public. These laws and regulations and their interpretations, are subject to frequent change. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or regulations could materially and adversely affect the Company’s operations and financial condition.

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

9. Noncontrolling interest

Noncontrolling Interest-Redeemable

A majority of the Company’s equity joint venture agreements include a provision that requires the Company to purchase the noncontrolling partner’s interest upon the occurrence of certain triggering events, such as death or bankruptcy of the partner or the partner’s exclusion from the Medicare or Medicaid programs. These triggering events and the related repurchase provisions are specific to each individual equity joint venture; if the repurchase provision is triggered in any one equity joint venture, the remaining equity joint ventures would not be impacted. Upon the occurrence of a triggering event, the Company would be required to purchase the noncontrolling partner’s interest at either the fair value or the book value at the time of purchase as stated in the agreement. Historically, no triggering event has occurred, and the Company believes the likelihood of a triggering event occurring is remote. The Company has never been required to purchase the noncontrolling interest of any of its equity joint venture partners. According to authoritative guidance, redeemable noncontrolling interests must be reported outside of permanent equity on the consolidated balance sheet in instances where there is a repurchase provision with a triggering event that is outside the control of the Company.

The following table summarizes the activity of noncontrolling interest-redeemable for the nine months ended September 30, 2013 (amounts in thousands):

Balance as of December 31, 2012	$11,426
Net income attributable to noncontrolling interest-redeemable	4,241
Noncontrolling interest-redeemable distributions	(5,538)
Transfer of noncontrolling interest	1,342
Acquired noncontrolling interest (1)	608
Purchase of additional controlling interest	(612)

Balance as of September 30, 2013	$11,467

(1)	The noncontrolling interest balance at December 31, 2012 included a preliminary fair value of the noncontrolling interest acquired in 2012. The valuation was finalized and recorded during the nine months ended September 30, 2013.

10. Allowance for Uncollectible Accounts

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

Balance as of December 31, 2012	$11,863
Additions and expenses	9,833
Deductions	(7,701)

Balance as of September 30, 2013	$13,995

11. Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values. For the nine months ended September 30, 2013, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximate current rates.

12. Segment Information

The Company’s segments consist of home-based services and facility-based services. Home-based services include home nursing services and hospice services. Facility-based services include long-term acute care services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

A reclassification has been made to the three and nine months ended September 30, 2012 segment information to reclassify $400,000 of other intangibles impairment charge, $162,400 of income tax expense and $400,000 reduction of assets to the facility-based services segment. The amount was previously recorded in home-based services segment; however, the transactions are specific to the facility-based services segment.

The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended September 30, 2013
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$146,910	$17,838	$164,748
Cost of service revenue	87,082	10,884	97,966
Provision for bad debts	2,651	57	2,708
General and administrative expenses	47,969	5,078	53,047

Operating income	9,208	1,819	11,027

Interest expense	(387)	(43)	(430)
Non-operating income	36	18	54

Income before income taxes and noncontrolling interest	8,857	1,794	10,651
Income tax expense	3,422	360	3,782

Net income	5,435	1,434	6,869
Less net income attributable to noncontrolling interests	1,279	293	1,572

Net income attributable to LHC Group, Inc.’s common stockholders	$4,156	$1,141	$5,297

Total assets	$379,340	$34,693	$414,033

	Three Months Ended September 30, 2012
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$140,256	$18,670	$158,926
Cost of service revenue	80,579	10,655	91,234
Provision for bad debts	2,669	318	2,987
General and administrative expenses	47,110	5,354	52,464
Other intangibles impairment charge	250	400	650

Operating income	9,648	1,943	11,591

	Three Months Ended September 30, 2012
	Home- Based Services	Facility- Based Services	Total
Interest expense	(364)	(41)	(405)
Non-operating income	74	20	94

Income before income taxes and noncontrolling interest	9,358	1,922	11,280
Income tax expense	3,213	175	3,388

Net income	6,145	1,747	7,892
Less net income attributable to noncontrolling interests	1,308	248	1,556

Net income attributable to LHC Group, Inc.’s common stockholders	$4,837	$1,499	$6,336

Total assets	$352,941	$34,557	$387,498

	Nine Months Ended September 30, 2013
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$435,441	$57,562	$493,003
Cost of service revenue	254,924	33,299	288,223
Provision for bad debts	8,796	1,037	9,833
General and administrative expenses	142,908	15,919	158,827

Operating income	28,813	7,307	36,120

Interest expense	(1,404)	(151)	(1,555)
Non-operating income	115	69	184

Income before income taxes and noncontrolling interest	27,524	7,225	34,749
Income tax expense	11,062	1,174	12,236

Net income	16,462	6,051	22,513
Less net income attributable to noncontrolling interests	4,094	1,046	5,140

Net income attributable to LHC Group, Inc.’s common stockholders	$12,368	$5,005	$17,373

	Nine Months Ended September 30, 2012
	Home- Based Services	Facility- Based Services	Total
Net service revenue	$419,847	$55,895	$475,742
Cost of service revenue	240,347	32,964	273,311
Provision for bad debts	7,626	769	8,395
General and administrative expenses	137,902	16,411	154,313
Other intangibles impairment charge	250	400	650

Operating income	33,722	5,351	39,073

Interest expense	(874)	(98)	(972)
Non-operating income	77	31	108

Income before income taxes and noncontrolling interest	32,925	5,284	38,209
Income tax expense	11,641	1,065	12,706

Net income	21,284	4,219	25,503
Less net income attributable to noncontrolling interests	4,826	637	5,463

Net income attributable to LHC Group, Inc.’s common stockholders	$16,458	$3,582	$20,040

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” or other similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after September 30, 2013;

•	our critical accounting policies;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	the impact of legal proceedings;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission (“SEC”) laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.

The forward-looking statements contained in this report reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), as updated by our subsequent filings with the SEC. This report should be read in conjunction with the 2012 Form 10-K, and all of our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K made with the SEC through the date of this report.

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

OVERVIEW

We provide quality cost-effective post-acute health care services to our patients. As of September 30, 2013, we had 310 service providers in 26 states: Alabama, Arkansas, California, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. Our services are classified into two segments: (1) home-based services offered through our home nursing agencies and hospices; and (2) facility-based services offered through our long-term acute care hospitals (“LTACHs”).

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, hospice care and physical, occupational and speech therapy. As of September 30, 2013, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	255
Hospice	34
Private Duty	4
Specialty Services	3
Management Companies	3

299

Of our 299 home-based services locations, 162 are wholly-owned by us, 127 are majority-owned by us through equity joint ventures, seven are under license lease arrangements and the operations of the remaining three locations are only managed by us. We intend to increase the number of home nursing agencies and hospice locations that we operate through continued acquisitions and development.

We provide facility-based services through our LTACHs. As of September 30, 2013, we owned and operated nine LTACH locations, of which all but one are located within host hospitals. We also owned and operated a health club and a pharmacy. Of these 11 facility-based services locations, six are wholly-owned by us and five are majority-owned through equity joint ventures.

The percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Home-based services	89.2%	88.3%	88.3%	88.3%
Facility-based services	10.8%	11.7%	11.7%	11.7%

	100.0%	100.0%	100.0%	100.0%

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

On November 2, 2012, CMS issued the final rule effective January 1, 2013 regarding payment rates for home health services in CY 2013. Under the CY 2013 rule, CMS is:

•	decreasing the base payment rate to $2,137.73 in 2013 as compared to $2,138.52 in 2012. The decrease is made up of a market basket increase of 2.3% less a reduction of 1% to the market basket as defined by PPACA and less a 1.32% case mix adjustment carried over from 2012.

•	adjusting the wage index and increasing the labor related portion of the base payment rate from 77.082% to 78.535% which decreases payments to the home health industry an aggregate of 0.37%.

•	Face to Face—CMS will allow non-physician practitioners in an acute or post-acute setting to perform the encounter and inform the certifying physician.

•	Therapy—CMS revised the regulation to state that in cases where multiple therapy disciplines are involved, if the required reassessment visit was missed for any one of the therapy disciplines for which therapy services were being provided, therapy coverage would cease only for that particular therapy discipline. Therefore, as long as the required therapy reassessments were completed timely for the remaining therapy disciplines, therapy services would continue to be covered for those therapy disciplines. With respect to the timing of therapy assessments, CMS revised the regulations to clarify that in cases where the patient is receiving more than one type of therapy, qualified therapists could complete their reassessment visits during the 11th, 12th, or 13th visit for the required 13th visit reassessment and the 17th, 18th, or 19th visit for the required 19th visit reassessment.

•	Sanctions—CMS will have additional sanctions for enforcement of survey deficiencies that will include the following (These are not mutually exclusive. CMS can impose any or all of the following, including termination.) Each of these sanctions requires a prior 15 day notice:

(a)	Civil money penalties;

(b)	Suspension of payment for all new admissions and new payment episodes;

(c)	Temporary management of the home health agency;

(d)	Directed plan of correction;

(e)	Directed in-service training.

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

Under the proposed CY 2014 rule:

•	CMS proposes to establish the rebased base payment rate at $2,860.20 in 2014 as compared to $2,137.73 in 2013. However, CMS is simultaneously proposing to reset the average home health case-mix weight from the 2012 average case mix of 1.357 to 1.000 in 2014.

•	The final 2014 base payment rate would be affected by a positive budget neutrality adjustment (to account for resetting of the case-mix weight), a positive technical variation adjustment of 0.17%, a negative 2.5% outlier adjustment, a negative 3.5% rebasing adjustment and a 2.4% increase due to the market basket adjustment.

•	CMS proposes to remove a total of 170 International Classification of Diseases (“ICD”) ICD-9 codes from the HH PPS Grouper: diagnosis codes that reflect severely acute patients that are not treated in the home health setting; and diagnosis codes for conditions that would not impact the home health plan of care. These codes will not be included in the update to ICD-10, which is effective October 1, 2014. CMS estimates the impact of these changes will be 0.5%.

Hospice. On July 24, 2012, CMS issued its final rule for hospice for fiscal year (“FY”) 2013, which increases Medicare reimbursement payments by 0.9% over FY 2012 rates. The 0.9% increase consists of a 2.6% inflationary market basket update offset by a 0.6% reduction for the fourth year of CMS’ seven-year phase-out of its wage index budget neutrality adjustment factor (“BNAF”), a 0.7% reduction for the productivity adjustment, a 0.3% reduction to the market basket as defined by PPACA, and a 0.1% reduction related to the wage index changes. The 0.9% does not include the deficit reduction sequester approved earlier by Congress. The final rule also provides clarification regarding diagnosis reporting on hospice claims. CMS is concerned that hospices reporting a single diagnosis on claims are not providing an accurate description of the patients’ conditions, and believes that providers should code and report coexisting or additional diagnoses in order to more fully describe the Medicare patients they are treating. CMS indicates that it is moving forward with hospice payment reform efforts and will continue to investigate Medicare Payment Advisory Commission, Office of the Inspector General, and Government Accountability Office recommendations, as well as other payment options, as part of this comprehensive effort. CMS does not, however, provide an anticipated timeline for public release of information about proposals to alter the current hospice payment system.

The following table shows the hospice Medicare payment rates for FY 2013, which began on October 1, 2012 and ended September 30, 2013 (the payment rates do not reflect the 2% sequestration cut):

Description	Rate per patient day
Routine Home Care	$153.45
Continuous Home Care	$895.56
Full Rate = 24 hours of care
$37.32 = hourly rate
Inpatient Respite Care	$158.72
General Inpatient Care	$682.59

On August 2, 2013, CMS released its final rule for hospice for FY 2014, which increases Medicare reimbursement payments by 1.0% over FY 2013. The 1.0% increase consists of a 2.5% inflationary market basket update offset by a 0.7% reduction related to the wage index changes and the fifth year of CMS’s seven-year phase-out of its wage index BNAF, a 0.5% reduction for the productivity adjustment, and a 0.3% reduction to the market basket as defined by PPACA. The following table shows the hospice Medicare payment rates for FY 2014, which began on October 1, 2013 and will end September 30, 2014:

Description	Rate per patient day
Routine Home Care	$156.06
Continuous Home Care	$910.78
Full Rate = 24 hours of care
$37.95 = hourly rate
Inpatient Respite Care	$161.42
General Inpatient Care	$694.19

Facility-Based Services

LTACHs. On August 1, 2012 CMS released its final rule for LTACH Medicare reimbursement for FY 2013 which spans from October 1, 2012 through September 30, 2013. In the aggregate, payments for FY 2013 increased by 1.8% over FY 2012 rates. The 1.8% increase consists of a 2.6% inflationary market basket update offset by a 0.7% reduction for the productivity adjustment, a 0.1% reduction to the market basket as defined by PPACA. LTACH payment rates were reduced by approximately 1.3% to 0.5% for the “one-time” BNAF for discharges on or after December 29, 2012. The 0.5% does not include the deficit reduction sequester approved earlier by Congress.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2013

Consolidated financial statements

The following table summarizes our consolidated results of operations for the three months ended September 30, 2013 and 2012 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2013			2012			Increase (Decrease)	Percentage Change
Net service revenue	$164,748			$158,926			$5,822	3.7%
Cost of service revenue	97,966	59.5%		91,234	57.4%		6,732	7.4%
Provision for bad debts	2,708	1.6%		2,987	1.9%		(279)	(9.3)%
General and administrative expenses	53,047	32.2%		52,464	33.0%		583	1.1%
Other intangibles impairment charge	—			650	0.4%		(650)	—
Income tax expense	3,782	41.7	%(1)	3,388	34.8	%(1)	394	11.6%
Noncontrolling interest	1,572			1,556			16	—
Total non-operating income (loss)	(376)			(311)			(65)	—

Net income attributable to LHC Group, Inc.’s common stockholders	$5,297			$6,336			$(1,039)

(1)	Percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders

Home-based services segment operating results

The following table summarizes our home-based services results of operations for the three months ended September 30, 2013 and 2012 (amounts in thousands, except percentages which are percentages of home-based services net service revenue):

	2013		2012		Increase (Decrease)	Percentage Change
Net service revenue	$146,910		$140,256		$6,654	4.7%
Cost of service revenue	87,082	59.3%	80,579	57.5%	6,503	8.1%
Provision for bad debts	2,651	1.8%	2,669	1.9%	(18)	(0.7)%
General and administrative expenses	47,969	32.7%	47,110	33.6%	859	1.8%
Other intangibles impairment charge	—		250	0.2%	(250)	—

Operating income	$9,208		$9,648

Net service revenue

The following table sets forth home-based services revenue growth, admissions, census and episodes for the three months ended September 30, 2013 and the related change from the same period in 2012 (amounts in thousands, except admissions, census and episode data):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Revenue	$138,109	$—	$138,109	(1.5)%	$8,801	$146,910	4.7%
Revenue Medicare	$110,570	$—	$110,570	2.1%	$7,567	$118,137	9.0%
New Admissions	28,812	—	28,812	1.4%	2,661	31,473	10.8%
New Medicare Admissions	20,156	—	20,156	3.7%	1,994	22,150	14.0%
Average Census	32,948	—	32,948	(2.0)%	1,723	34,671	3.1%
Average Medicare Census	25,129	—	25,129	(0.3)%	1,418	26,547	5.3%
Home Health Episodes	43,290	—	43,290	3.8%	2,514	45,804	9.8%

(1)	Same store — location that has been in service with us for greater than 12 months.
(2)	De Novo — internally developed location that has been in service with us for 12 months or less.
(3)	Organic — combination of same store and de novo.
(4)	Acquired — purchased location that has been in service with us for 12 months or less.

Total organic home-based services revenue for the three months ended September 30, 2013 decreased 1.5% compared to the three months ended September 30, 2012, while organic Medicare revenue increased 2.1%. Lower commercial patient census and revenue in the period and the effect of Medicare sequestration and wage index adjustments, which became effective in 2013, were the primary causes for the decrease in total organic revenue in the home-based services segment, which was partially offset by Medicare admissions growth and increase in patient acuity.

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

Cost of service revenue

The following table summarizes home-based services cost of service revenue (amounts in thousands, except percentages, which are percentages of home-based services net service revenue):

	Three Months Ended September 30,
	2013		2012
Salaries, wages and benefits	$75,626	51.5%	$69,428	49.5%
Transportation	6,233	4.2%	6,211	4.4%
Supplies and services	5,223	3.6%	4,940	3.6%

	$87,082	59.3%	$80,579	57.5%

Salaries, wages and benefits increased during the three months ended September 30, 2013 compared to the same period in 2012. The increase was primarily due to an increase in salaries, wages and benefits from agencies acquired since September 30, 2012, partially offset by productivity improvements and efficiencies gained through our Point Of Care (“POC”) initiatives that we have implemented over the past year.

Provision for bad debts

Provision for bad debts decreased during the three months ended September 30, 2013 compared to the same period in 2012. The decrease was associated with the resolution of claim acceptance and processing issues with specific commercial payors, which improved the expected recoverability and reduced the recorded reserves related to them.

General and administrative expenses

General and administrative expenses increased during the three months ended September 30, 2013 compared to the same period in 2012 due to acquisitions and POC device costs, which were partially offset by reductions of staff resulting from the benefits derived from POC initiatives implemented over the past year.

Income tax expense

Income tax expense as a percentage of income from continuing operations increased during the three months ended September 30, 2013 compared to the same period in 2012 due to the utilization of additional tax credits during the three months ended September 30, 2012. The tax credits were not available during the three months ended September 30, 2013.

Facility-based services segment operating results

The following table summarizes our facility-based services results of operations for the three months ended September 30, 2013 and 2012 (amounts in thousands, except percentages which are percentages of facility-based services net service revenue):

	2013		2012		Increase (Decrease)	Percentage Change
Net service revenue	$17,838		$18,670		$(832)	(4.5)%
Cost of service revenue	10,884	61.0%	10,655	57.1%	229	2.1%
Provision for bad debts	57	0.3%	318	1.7%	(261)	(82.1)%
General and administrative expenses	5,078	28.5%	5,354	28.7%	(276)	(5.2)%
Other intangibles impairment charge	—		400	2.1%	(400)	—

Operating income	$1,819		$1,943

Net service revenue

Facility-based services net service revenue decreased during the three months ended September 30, 2013 compared to the same period in 2012 due to an increase in paid patient days, which was offset by decreases in patient acuity and average length of stay.

Cost of service revenue

The following table summarizes facility-based services cost of service revenue (amounts in thousands, except percentages, which are percentages of facility-based services net service revenue):

	Three Months Ended September 30,
	2013		2012
Salaries, wages and benefits	$7,277	40.8%	$6,823	36.5%
Transportation	73	0.4%	65	0.4%
Supplies and services	3,534	19.8%	3,767	20.2%

	$10,884	61.0%	$10,655	57.1%

Salaries, wages and benefits increased during the three months ended September 30, 2013 compared to the same period in 2012 due to the increased usage of skilled therapy services. Supplies and services decreased during the three months ended September 30, 2013 compared to the same period in 2012 due to decreases in the use of certain pharmaceutical supplies and laboratory expenses. The decrease associated with supplies and services correlates to the decrease in total patient days experienced during the three months ended September 30, 2013 compared to the same period in 2012.

Provision for bad debts

Provision for bad debts decreased during the three months ended September 30, 2013 compared to the same period in 2012 due to the collection of aged accounts receivable.

Nine months ended September 30, 2013

Consolidated financial statements

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2013 and 2012 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2013			2012			Increase (Decrease)	Percentage Change
Net service revenue	$493,003			$475,742			$17,261	3.6%
Cost of service revenue	288,223	58.5%		273,311	57.4%		14,912	5.5%
Provision for bad debts	9,833	2.0%		8,395	1.8%		1,438	17.1%
General and administrative expenses	158,827	32.2%		154,313	32.4%		4,514	2.9%
Other intangibles impairment charge	—			650	0.1%		(650)	—
Income tax expense	12,236	41.3	%(1)	12,706	38.8	%(1)	(470)	(3.7)%
Noncontrolling interest	5,140			5,463			(323)	—
Total non-operating income (loss)	(1,371)			(864)			(507)	—

Net income attributable to LHC Group, Inc.’s common stockholders	$17,373			$20,040			$(2,667)

(1)	Percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders

Home-based services segment operating results

The following table summarizes our home-based services results of operations for the nine months ended September 30, 2013 and 2012 (amounts in thousands, except percentages, which are percentages of home-based net service revenue):

	2013		2012		Increase (Decrease)	Percentage Change
Net service revenue	$435,441		$419,847		$15,594	3.7%
Cost of service revenue	254,924	58.5%	240,347	57.2%	14,577	6.1%
Provision for bad debts	8,796	2.0%	7,626	1.8%	1,170	15.3%
General and administrative expenses	142,908	32.8%	137,902	32.8%	5,006	3.6%
Other intangibles impairment charge	—		250	0.1%	(250)	—

Operating income	$28,813		$33,722

Net service revenue

The following table sets forth home-based services revenue growth, admissions, census and episodes for the nine months ended September 30, 2013 and the related change from the same period in 2012 (amounts in thousands, except admissions, census and episode data):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Revenue	$412,427	$—	$412,427	(1.8)%	$23,014	$435,441	3.7%
Revenue Medicare	$328,909	$—	$328,909	0.5%	$18,793	$347,702	6.3%
New Admissions	87,680	—	87,680	3.4%	8,316	95,996	13.2%
New Medicare Admissions	60,551	—	60,551	3.9%	5,968	66,519	14.1%
Average Census	33,518	—	33,518	(0.7)%	2,109	35,627	5.6%
Average Medicare Census	25,562	—	25,562	0.2%	1,574	27,136	6.4%
Home Health Episodes	126,933	—	126,933	1.2%	6,870	133,803	6.6%

(1)	Same store — location that has been in service with us for greater than 12 months.
(2)	De Novo — internally developed location that has been in service with us for 12 months or less.
(3)	Organic — combination of same store and de novo.
(4)	Acquired — purchased location that has been in service with us for 12 months or less.

Total organic home-based services revenue for the nine months ended September 30, 2013 decreased 1.8% compared to the nine months ended September 30, 2012, while organic Medicare revenue increased 0.5%. Lower commercial patient census and revenue in the period and the effect of Medicare sequestration and wage index adjustments, which became effective in 2013, were the primary causes for the decrease in total organic revenue in the home-based services segment, which was partially offset by Medicare census growth.

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

Cost of service revenue

The following table summarizes home-based services cost of service revenue (amounts in thousands, except percentages, which are percentages of home-based services net service revenue):

	Nine Months Ended September 30,
	2013		2012
Salaries, wages and benefits	$221,477	50.9%	$207,754	49.5%
Transportation	18,303	4.2%	18,463	4.4%
Supplies and services	15,144	3.4%	14,130	3.3%

	$254,924	58.5%	$240,347	57.2%

Salaries, wages and benefits increased during the nine months ended September 30, 2013 compared to the same period in 2012. The increase was primarily due to an increase in acquisition activity, offset by productivity improvements and efficiencies gained through our Point Of Care (“POC”) initiatives that we have implemented during the past year.

Provision for bad debts

Provision for bad debts increased during the nine months ended September 30, 2013 compared to the same period in 2012. The increase was associated with a combination of collection risks identified on a group of claims from certain commercial insurance payor contracts and self payor claims.

General and administrative expenses

General and administrative expenses increased during the nine months ended September 30, 2013 compared to the same period in 2012 due to increased acquisition costs and POC device costs, which were partially offset by reductions of staff resulting from the benefits derived from POC initiatives implemented during the past year.

Facility-based services segment operating results

The following table summarizes our facility-based services results of operations for the nine months ended September 30, 2013 and 2012 (amounts in thousands, except percentages which are percentages of facility-based services net service revenue):

	2013		2012		Increase (Decrease)	Percentage Change
Net service revenue	$57,562		$55,895		$1,667	3.0%
Cost of service revenue	33,299	57.8%	32,964	59.0%	335	1.0%
Provision for bad debts	1,037	1.8%	769	1.4%	268	34.9%
General and administrative expenses	15,919	27.7%	16,411	29.4%	(492)	(3.0)%
Other intangibles impairment charge	—		400		(400)	—

Operating income	$7,307		$5,351

Net service revenue

Facility-based services net service revenue increased during the nine months ended September 30, 2013 compared to the same period in 2012 due to an increase in paid patient days.

Cost of service revenue

The following table summarizes facility-based services cost of service revenue (amounts in thousands, except percentages, which are percentages of facility-based services net service revenue):

	Nine Months Ended September 30,
	2013		2012
Salaries, wages and benefits	$21,572	37.4%	$20,769	37.2%
Transportation	227	0.4%	180	0.3%
Supplies and services	11,500	20.0%	12,015	21.5%

	$33,299	57.8%	$32,964	59.0%

Salaries, wages and benefits increased during the nine months ended September 30, 2013 compared to the same period in 2012 due to the increased usage of skilled therapy services. Supplies and services decreased during the nine months ended September 30, 2013 compared to the same period in 2012 due to decreases in the use of certain pharmaceutical supplies and laboratory expenses. The decrease associated with supplies and services correlates to the decrease in total patient days experienced during the nine months ended September 30, 2013 compared to the same period in 2012.

Provision for bad debts

Provision for bad debts increased during the nine months ended September 30, 2013 compared to the same period in 2012 due to increased collection risks associated with a third-party pharmacy contract combined with collection risks related to certain anticipated settlement denials on prior year cost reports.

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

Our reported cash flows from operating activities are affected by various external and internal factors, including the following:

•	Operating Results — Our net income has a significant effect on our operating cash flows. Any significant increase or decrease in our net income could have a material effect on our operating cash flows.

•	Timing of Acquisitions — We use our operating cash flows for acquisitions. When the acquisitions occur at or near the end of a period, our cash outflows significantly increase.

•	Timing of Payroll — Our employees are paid bi-weekly on Fridays; therefore, operating cash flows decline in reporting periods that end on a Friday.

•	Medical Insurance Plan Funding — We are self-funded for medical insurance purposes. Any significant changes in the amount of insurance claims submitted could have a direct effect on our operating cash flows.

•	Medical Supplies — A significant expense associated with our business is the cost of medical supplies. Any increase in the cost of medical supplies, or in the use of medical supplies by our patients, could have a material effect on our operating cash flows.

The following table summarizes changes in cash (amounts in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$26,380	$48,060
Investing activities	(32,917)	(13,247)
Financing activities	(2,740)	(34,793)

Change in cash	(9,277)	20
Cash and cash equivalents at beginning of period	9,720	256

Cash and cash equivalents at end of period	$443	$276

Cash provided by operating activities for the nine months ended September 30, 2013 decreased as compared to the same period in 2012 due to lower net income in the period combined with other changes in working capital. Additionally, for the nine months ended September 30, 2012, cash provided by operations included the benefit from the utilization of previously established prepaid taxes associated with tax loss carrybacks generated from our 2011 settlement with the United States of America.

Cash used in investing activities for the nine months ended September 30, 2013 increased as compared to the same period in 2012 due to the acquisition of the home-based service line of Addus HomeCare Corp and separately, four other home health agencies and one hospice agency.

Cash used in financing activities for the nine months ended September 30, 2013 decreased as compared to the same period in 2012 due primarily to a reduction in the amount of net repayment activity on our credit facility.

Accounts Receivable and Allowance for Uncollectible Accounts

As of September 30, 2013, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 13.2%, or $14.0 million, compared to 12.4% or $11.9 million at December 31, 2012. Days sales outstanding as of September 30, 2013 and December 31, 2012 was 52 and 48 days, respectively.

The $106,418 of accounts receivable shown below includes $14.5 million of accounts receivable related to 2013 acquisitions for which billing invoices are delayed until the completion of the administrative change of ownership process has been completed. The following table sets forth as of September 30, 2013, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$48,774	$17,249	$7,992	$817	$74,832
Medicaid	2,241	459	342	227	3,269
Other	14,528	5,599	5,590	2,600	28,317

Total	$65,543	$23,307	$13,924	$3,644	$106,418

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

Indebtedness

As of September 30, 2013 we had $69.8 million available, $24.0 million drawn, and $6.2 million of letters of credit outstanding under our credit facility. At December 31, 2012, we had $19.5 million drawn and $6.0 million of letters of credit outstanding under our credit facility.

Our credit agreement with Capital One, National Association provides for a maximum aggregate principal borrowing of $100 million. Our credit facility, which is scheduled to expire on August 31, 2015, is unsecured and has a letter of credit sub-limit of $15 million. A fee of 0.5% is charged for any unused amounts. A letter of credit fee equal to the applicable LIBOR margin times the face amount of the letter of credit is charged upon the issuance and on each anniversary date while the letter of credit is outstanding. The agent’s standard up-front fee and other customary administrative charges will also be due upon issuance of the letter of credit along with a renewal fee on each anniversary date of such issuance while the letter of credit is outstanding. The interest rate for the borrowings under our credit facility, at our election, shall be either at the Base Rate (as defined in the credit agreement) as a function of the prime rate or the LIBOR Rate (as defined in the credit agreement). Borrowings accruing interest under the credit facility at either the Base Rate or the LIBOR Rate are subject to the applicable margins set forth below:

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

At September 30, 2013, we were in compliance with all covenants contained in the Credit Agreement governing our credit facility.

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

The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent 70.3% and 63.6% of our patient accounts receivable as of September 30, 2013 and December 31, 2012, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

Malpractice, employment practices and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through September 30, 2013 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $750,000 per security claims and $500,000 on other claims.

We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2013, we had cash of $443,000. In 2013, the FDIC will insure each depositor up to $250,000 in coverage at each separately chartered insured depository institution. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits in excess of the FDIC insurance limit and does not expect any in the future.

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our credit facility is a revolving credit facility and, as such, we borrow, repay and re-borrow amounts as needed, changing the average daily balance outstanding under our credit facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under our credit facility would have increased interest expense by $1,000 for the three months ended September 30, 2013 and by $14,000 for the nine months ended September 30, 2013.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that we maintained effective disclosure controls and procedures at the reasonable assurance level as of September 30, 2013.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of legal proceedings, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS.

There have been no material changes from the information included in Part I, Item 1A. “Risk Factors” of the Company’s 2012 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2010, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). The Company anticipates that it will finance any future such repurchases under the Stock Repurchase Program with cash from general corporate funds, or draws under its credit facility. The Company may repurchase shares of common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations. During the nine months ended September 30, 2013, no shares were repurchased. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $22.5 million as of September 30, 2013.

ITEM 6. EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to the Form 10-Q on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

10.1	Third Amended and Restated Credit Agreement, by and among LHC Group, Inc., Capital One, National Association, as a lender, administrative agent, sole book runner and sole lead arranger, JPMorgan Chase Bank, N.A., as a lender and syndication agent, Compass Bank, as a lender and documentation agent, and Whitney Bank and Regions Bank, as lenders, dated August 31, 2012 (previously filed as Exhibit 10.1 to the Form 8-K filed on September 4, 2012).

10.2	Amended and Restated Employment Agreement between Donald D. Stelly and LHC Group, Inc. dated August 19, 2013 (previously filed as Exhibit 10.1 to the Form 8-K filed August 19, 2013).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Peter J. Roman, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LHC GROUP, INC.

Date: November 7, 2013	/s/ Peter J. Roman
Peter J. Roman
Executive Vice President and Chief Financial Officer (Principal financial officer)