Form 10-K
period 2013-12-31
LHC Group, Inc
filed 2014-03-06
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $297.3 million based on the closing sale price as reported on the NASDAQ Global Select Market. For purposes of this determination shares beneficially owned by officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.

There were 17,614,509 shares of common stock, $0.01 par value, issued and outstanding as of February 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2013 are incorporated by reference in Part II of this Annual Report on Form 10-K. Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

LHC GROUP, INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference herein contain certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “foresee,” “estimate,” “predict,” “potential,” “intend” and similar expressions are intended to identify forward-looking statements. Specifically, this Annual Report on Form 10-K contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2013;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operating and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in or future interpretations of fraud, anti-kickback or other laws.

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

We qualify all of our forward-looking statements by this cautionary statement. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Overview

We provide post-acute health care services to patients through our home nursing agencies, hospices and long-term acute care hospitals (“LTACHs”). As of December 31, 2013, through our wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, we operated in Alabama, Arkansas, California, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. We operate in two segments: home-based services and facility-based services. As of December 31, 2013, we owned and/or operated 300 home-based service locations, with 255 home nursing agency locations, 34 hospices, three specialty agencies and five private duty agencies, and we managed the operations of three home nursing agencies in which we do not have an ownership interest. As of December 31, 2013, our facility-based services included six LTACHs with nine locations, a pharmacy, and a family health center.

We provide home-based post-acute health care services through our home nursing agencies and hospices. Our home nursing locations offer a wide range of services, including skilled nursing, medically-oriented social services and physical, occupational and speech therapy. The nurses, home health aides and therapists in our home nursing agencies work closely with patients and their families to design and implement individualized treatments in accordance with a physician-prescribed plan of care. Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors and volunteers. Of our 300 home-based services locations, 162 are wholly-owned by us, 128 are majority-owned or controlled by us through joint ventures, seven are operated through license lease arrangements, and we manage the operations of three home nursing agencies in which we have no ownership interest.

Our LTACH locations provide services primarily to patients with complex medical conditions who have transitioned out of a hospital intensive care unit but whose conditions remain too severe for treatment in a non-acute setting. As of December 31, 2013, our LTACHs had 223 licensed beds. We own and operate six LTACHs with nine locations, of which all but one are located within host hospitals. We also own and operate a pharmacy and a family health center. Of these 11 facility-based services locations, six are wholly-owned by us and five are majority-owned or controlled by us through joint ventures.

Our net service revenue by segment for the years ended December 31, 2013, 2012 and 2011 was as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Home-Based Services	$582,891	$563,741	$557,901
Facility-Based Services	75,392	73,828	75,971

Consolidated Net Service Revenue	$658,283	$637,569	$633,872

Our founders began operations in September 1994 as St. Landry Home Health, Inc. in Palmetto, Louisiana. After several years of expansion, our founders reorganized their business and began operating as Louisiana Healthcare Group, Inc. in June 2000. In March 2001, Louisiana Healthcare Group, Inc. reorganized and became a wholly owned subsidiary of The Healthcare Group, Inc., a Louisiana business corporation. In December 2002, The Healthcare Group, Inc. merged into LHC Group, LLC, a Louisiana limited liability company, with LHC Group, LLC being the surviving entity. In January 2005, LHC Group, LLC established a wholly owned Delaware subsidiary, LHC Group, Inc. and on February 9, 2005, LHC Group, LLC merged into LHC Group, Inc., a Delaware corporation with LHC Group, Inc. being the surviving entity. Our principal executive offices are located at 420 West Pinhook Road, Suite A, Lafayette, Louisiana, 70503. Our telephone number is (337) 233-1307. Our website is www.lhcgroup.com. Information contained on our website is not part of or incorporated by reference into this Annual Report on Form 10-K.

The information contained in this Form 10-K does not reflect the impact of us acquiring the home health, hospice, and community-based service subsidiaries doing business as Deaconess HomeCare and Elk Valley Health Services. Refer to Note 16 to the Consolidated Financial Statements for further discussion of the proposed acquisitions.

Business Strategy

Our objective is to become the leading provider of post-acute services to Medicare beneficiaries in the United States. To achieve this objective, we intend to:

Drive internal growth in existing markets. We intend to drive internal growth in our current markets by increasing the number of health care providers from whom we receive referrals and by expanding the breadth of our services in each market. We intend to achieve this growth by: (1) continuing to educate health care providers about the benefits of our services; (2) reinforcing the position of our agencies and facilities as community assets; (3) maintaining our emphasis on high-quality medical care for our patients; (4) identifying related products and services needed by our patients and their communities; and (5) providing a superior work environment for our employees.

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

Expand into new markets. We intend to continue expanding into new markets by utilizing our point of care technology, developing de novo locations and by acquiring existing Medicare and/or Medicaid-certified home-based agencies in attractive markets throughout the United States. We will continue our unique strategy of partnering with non-profit hospitals in home health services, as these ventures provide significant return on investment. We also plan to acquire larger freestanding agencies that can serve as growth platforms in markets we do not currently serve in order to support our growth into new markets.

Pursue strategic acquisitions and develop joint ventures. We will continue to identify and evaluate opportunities for strategic acquisitions in new and existing markets that will enhance our market position, increase our referral base and expand the breadth of services we offer. We endeavor to joint venture with hospitals to provide post-acute services, such as home health, and hospice and LTACHs.

Services

We provide post-acute care services in the United States by providing quality cost-effective health care services to patients within the comfort and privacy of their home, place of residence or long-term acute care hospital facility. Our services can be broadly classified into two principal categories: (1) home-based services offered through our home nursing agencies and hospices; and (2) facility-based services offered through our LTACHs.

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

Other. As part of our facility-based services, we operate an institutional pharmacy, which focuses on providing a full array of services to our LTACHs, and we operate a family health center.

Operations

Financial information relating to the home- and facility-based operating segments of our business including their contributions to our net service revenue, operating income and total assets for each of the twelve months ended December 31, 2013, 2012 and 2011, respectively, is found in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Home-Based Services

Our home nursing agencies are operated in one segment that is separated into five geographical regions and further separated into individual operating areas. Each agency is staffed with experienced clinical home health and administrative professionals who provide a wide range of patient care services. Each of our home nursing agencies is licensed and certified by the state and federal governments. As of December 31, 2013, 264 of our 300 home-based service locations were accredited by the Joint Commission, a nationwide commission that establishes standards relating to the facilities, administration, quality of patient care and operation of medical staffs of hospitals. Those not yet accredited are working towards achieving this accreditation, a process which can take up to six months. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.

Our home-based service locations use our Service Value Point system, a proprietary clinical resource allocation model and cost management system. The system is a quantitative tool that assigns a target level of resource units to a group of patients based upon their initial assessment and estimated skilled nursing and therapy needs. The Service Value Point system allows the Director of Nursing or Branch Manager to allocate adequate resources throughout the group of patients assigned to his or her care, rather than focusing on the profitability of an individual patient.

Patient care is handled on-site at the agency level of each home-based service location. Centralized functions that are provided at our principal executive offices include payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management, pharmacy, information technology and general clinical oversight accomplished by periodic on-site surveys.

Facility-Based Services

Our facility-based service locations are operated in one segment within one geographic region. Our facility-based services follow a clinical approach under which each patient is discussed in weekly, multidisciplinary team meetings. In these meetings, patient progress is assessed and compared to goals and future goals are set. We believe that this model results in higher quality care, predictable discharge patterns and the avoidance of unnecessary delays.

All coding, medical records, case management, utilization review and medical staff credentialing are provided on-site at the hospital level of each facility-based service location. Centralized functions that are provided at our principal executive offices include payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management, pharmacy, information technology and general clinical oversight accomplished by periodic on-site surveys.

Joint Ventures

As of December 31, 2013, we had 65 equity joint ventures including 57 with hospitals, five with physicians, and three with other parties. We also operated three agency license leasing agreements.

Equity Joint Ventures

Our equity joint ventures are generally structured as limited liability companies in which we own a majority equity interest and our partner(s) own(s) a minority equity interest. At the time of formation, each party contributes capital to the equity joint venture in the form of cash or property. We believe that the amount contributed by each party to the equity joint venture represents their pro-rata portion of the fair market value of the equity joint venture. None of our equity joint venture partners are required to make or influence referrals to our equity joint ventures. In fact, each of our hospital joint venture partners (which make up 88% of our equity joint venture partners) must follow the same Medicare discharge planning regulations, which, among other things, requires them to offer each Medicare patient a list of available Medicare-certified home nursing agency options and to allow the patient to choose his or her own provider.

From a governance perspective, our equity joint ventures are either manager-managed or board-managed. We control our manager-managed joint ventures, since we are designated as the manager and oversee their day-to-day operations. We control our board-managed/committee-managed joint ventures, since we hold a majority of the votes required to take board/committee action and/or we control the senior officer positions, although a majority of our joint ventures require super majority approvals of certain actions. The members of our equity joint ventures participate in profits and losses in proportion to their equity interests. Distributions from our equity joint ventures are made pro-rata based on percentage ownership interests and are not based on referrals made to the equity joint venture by any of the equity joint venture partners.

The 65 equity joint ventures individually contribute between 0.02% and 3.88% of our consolidated net service revenue with only two of the equity joint ventures accounting for greater than 3% of our consolidated net service revenue for the year ended December 31, 2013. LHCG-XII, LLC d/b/a Louisiana Extended Care Hospital of Lafayette, in which we have a 87.233% ownership interest, contributed 3.88% and Mississippi HomeCare of

Jackson II, LLC d/b/a Mississippi HomeCare/Jackson, in which we have a 66.67% ownership interest, contributed 3.71%, respectively, to our consolidated net service revenue for the year ended December 31, 2013.

Most of our equity joint ventures include a buy/sell option that grants to us and our equity joint venture partners the right to require the other party to either purchase all of the exercising member’s membership interests or sell to the exercising member all of the non-exercising member’s membership interests, at the non-exercising member’s option, within 30 days of the receipt of notice of the exercise of the buy/sell option. In some instances, the purchase price under these buy/sell provisions is based on a multiple of the historical or future earnings before income taxes, depreciation and amortization of the equity joint venture at the time the buy/sell option is exercised. In other instances, the buy/sell purchase price will be negotiated by the parties but will be subject to a fair market valuation process.

License Leasing Agreements

As of December 31, 2013, we had three agreements to lease, through our wholly-owned subsidiaries, the right to use the home health licenses necessary to operate our home nursing agencies and hospice agencies. These license leasing agreements are entered into when state law would otherwise prohibit the sale and transfer of home nursing agencies. The table below details the monthly fees and termination dates of the license leasing agreements.

Number of license leasing agreements	2013 Current Monthly Fee	Increase in Monthly Fee	Initial Termination Dates
1	$18,375	5% increase every three years	2017 with a 2 year automatic renewal
2	Based on net quarterly projections with a cap of $180,000.	None	2010 with a 5 year automatic renewal

In all three license leasing agreements, we have a right of first refusal in the event that the lessor intends to sell the leased home nursing agency to a third party.

Management Services Agreements

As of December 31, 2013, we had three management services agreements under which we manage the operations of home nursing agencies. We do not have ownership interest in these home nursing agencies subject to these management services agreements. We provide billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency. We are responsible for the costs associated with the locations and personnel required for the provision of services. We are compensated based on a percentage of cash collections for one management services agreement and reimbursed for operating expenses plus a percentage of operating net income for the remaining management services agreement. The term of these management services agreements is typically five years, with an option to renew for an additional five-year term. All management services agreements will automatically renew annually unless either party gives written notice of termination.

We record management services revenue as services are provided in accordance with the various management services agreements.

Competition

The home health care market is highly fragmented. According to the Medicare Payment Advisory Commission, an independent agency that advises Congress on various Medicare issues (“MedPac”), there were approximately 12,200 Medicare-certified home nursing agencies in the United States in 2011. In 2009 MedPac estimated that approximately 32% of Medicare-certified home health agencies were hospital-based or not-for-profit, freestanding agencies and 19% of home nursing agencies were located in rural markets. We believe we are well positioned to build and maintain long-term relationships with local hospitals, physicians and other health care providers and to become the highest quality post-acute provider in our markets. In our experience, because most rural areas do not have the population size to support more than one or two general acute care hospitals, the local community hospital often plays a significant role in rural market health care delivery systems. Rural patients who require home nursing frequently receive care from a small home care agency or an agency that, while owned and run by the local community hospital, is not an area of focus for that hospital. Similarly, patients in these markets who require services typically offered by LTACHs are more likely to remain in the community hospital because it is often the only local facility equipped to deal with severe and complex medical conditions. We choose to enter these rural markets through affiliations with local hospitals, since we typically experience significantly less competition for the services we provide.

As we expand into new markets, we may encounter competitors that have greater resources or greater access to capital. Generally, competition in our home-based service markets comes from small local and regional providers. These providers include facility- and hospital-based providers, visiting nurse associations and nurse registries. We are unaware of any competitor offering our breadth of services and focusing on the needs of rural markets.

We have also entered into various joint ventures with non-profit hospitals for the ownership and management of home nursing agencies and LTACHs. We are unaware of any competitor with this type of partnering strategy.

Although several publicly-held and privately-owned national and regional companies own or manage LTACHs, they generally do not operate in the rural markets that we serve. Generally, competition in our facility-based service markets comes from local health care providers. We believe our principal competitive advantages over these local providers are our diverse service offerings, our collaborative approach to working with health care providers, our business experience gained from focusing on rural markets and our patient-oriented operating model.

Quality Control

The LHC Group Quality Department, led by our Chief Clinical Officer, is responsible for formulating quality of care indicators, identifying performance improvement priorities, and facilitating best-practices for quality care. As a Company, we adopted the “Plan, Do, Check, Act” methodology for our quality/performance improvement activities and initiatives. We also set forth a quality platform for home care that reviews the following:

•	performance improvement audits;

•	Joint Commission accreditation;

•	state and regulatory surveys;

•	Home Health Compare scores; and

•	patient perception of care.

The Quality Department also has the responsibility to ensure that the infrastructure of the quality initiatives throughout the Company is appropriate, to oversee and evaluate the effectiveness of the quality plans and initiatives and to recommend appropriate quality and performance improvement initiatives.

The Clinical Quality Committee of the Board of Directors is responsible for advising our clinical leadership, monitoring the performance of our locations based on internal and external benchmarks, overseeing and evaluating the effectiveness of the performance improvement and quality plans, facilitating best practices based on internal and external comparisons and fostering enhanced awareness of clinical performance by the Board of Directors.

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

As required under the Medicare conditions of participation, we maintain a continuous quality improvement program, which involves:

•	ongoing education of staff and quarterly continuous quality improvement meetings at each of our agencies, facilities and principal executive offices;

•	monthly comprehensive audits of patient charts performed at each of our agencies and facilities;

•	at least annually, a comprehensive survey readiness assessment is performed on each of our agencies and facilities;

•	review of Home Health Compare scores;

•	assessment of patient’s and/or family member’s perception of care using Press Ganey, Deyton or Thomson Reuters; and

•	assessment of infection control practices and risk events.

We constantly expand and refine our continuous quality improvement programs. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities, have been prepared and implemented to address the functional and operational aspects of our business. Our programs also address specific problem areas identified through regulatory interpretation and enforcement activities. We believe our consistent focus on continuous quality improvement programs provide us with a competitive advantage in the markets we serve.

Compliance

We have established and continually maintain a comprehensive compliance and ethics program that is designed to assist all of our employees to meet or exceed applicable standards established by federal and state laws and regulations and industry practice. Our goal is to foster and maintain the highest standards of compliance, ethics, integrity and professionalism in every aspect of our business dealings, and we utilize our compliance and ethics program to assist our employees to that goal.

The purpose of our compliance and ethics program is to promote and foster compliance with applicable legal and regulatory requirements; the requirements of the Medicare and Medicaid programs and other government healthcare programs; industry standards; our Code of Conduct and Ethics; and our other policies and procedures that support and enhance overall compliance within our Company. Our compliance and ethics program focuses on regulations related to the federal False Claims Act, the Stark Law, the federal Anti-Kickback Law, billing and overall adherence to health care regulations.

To ensure the independence of our compliance department staff, the following measures have been implemented:

•	our Chief Compliance Officer reports to and has direct oversight by the Audit Committee of the Board of Directors;

•	our compliance department has its own operating budget; and

•

our compliance department has the authority to independently investigate any compliance or ethical concerns, including, when deemed necessary, the authority to interview any company personnel, access any company property (including electronic communications) and engage counsel to assist in any investigation.

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

•	developing, implementing and overseeing our Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy and security compliance program;

•	monitoring, responding to and overseeing the resolution of issues and concerns raised through our anonymous compliance hotline;

•	monitoring, responding to and resolving all compliance and ethics-related issues and concerns raised through any other form of communication;

•	ensuring that we take appropriate corrective and disciplinary action when noncompliant or improper conduct is identified; and

•

monitoring, measuring and reporting on the Company’s compliance with its corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (“OIG”), including, without limitation, reviewing, revising and distributing the Code of Conduct and Ethics and compliance-related policies and procedures, reviewing revising and distributing all required training, assisting the independent review organization with its review procedures, overseeing the timely repayment of any identified overpayments, overseeing the timely reporting of any reportable events and ensuring the timely submission of the Company’s annual reports to the OIG.

All employees are required to report incidents, issues or other concerns that they believe in good faith may be in violation of our Code of Conduct and Ethics, our policies and procedures, applicable legal and regulatory requirements or the requirements of the Medicare and Medicaid programs and other government healthcare programs. All employees are encouraged to either contact our Chief Compliance Officer directly or to contact our 24-hour toll-free compliance hotline when they have questions or concerns about any compliance or ethics issues. All reports to our compliance hotline are kept confidential to the extent allowed by law, and employees have the option to remain anonymous. When cases reported to our compliance hotline involve a compliance or ethics issue or any possible violation of law or regulation, the matter is referred to the compliance department for investigation. Retaliation against employees in connection with reporting compliance or ethical concerns is considered a serious violation of our Code of Conduct and Ethics, and, if it occurs, will result in discipline, up to and including termination of employment.

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

Technology and Intellectual Property

Our Service Value Point system is a proprietary information system that assists us in, among other things, monitoring clinical utilization and other cost factors, supporting our health care management techniques, internal benchmarking, clinical analysis, outcomes monitoring and claims generation, revenue cycle management and revenue reporting at our home nursing agencies.

Our patent for our Service Value Point system was issued during 2009 by the U.S. Patent and Trademark Office. This proprietary home nursing clinical resource and cost management system is a quantitative tool that assigns a target level of resource units to each patient based upon his or her initial assessment and estimated skilled nursing and therapy needs. We designed this system to empower our direct care employees to make appropriate day-to-day clinical care decisions while also allowing us to manage the quality and delivery of care across our system and to monitor the cost of providing that care both on a patient-specific and agency-specific basis.

In addition to our Service Value Point system, our business is substantially dependent on non-proprietary software. For example, we utilize a third-party software information system for billing and maintaining patient claim receivables for our LTACHs. Also, as of December 31, 2013, our home nursing agencies primarily utilized two billing and patient claim systems.

We continue to implement, evaluate and refine the roll out of our point of care (“POC”) strategy. Our POC system allows a visiting clinician to access records and other information from the patient’s home or at the POC, and to complete required documentation at the POC and submit it electronically into our patient record. As of December 31, 2013, we had 208 locations (home nursing agencies and hospices) on POC. We plan to continue converting our same store home-based service locations to POC and intend to be completed by year-end 2014.

Technology plays a key role in our ability to expand operations and maintain effective managerial control. The software we use is based on client-server technology and is highly scalable. We believe our software and systems are flexible, easy-to-use and allow us to accommodate growth without difficulty. We believe that our ability to build and enhance our information and software systems provides us with a competitive advantage that allows us to grow our business in a more cost-efficient manner and provide better patient care.

Reimbursement

Medicare

The federal government’s Medicare program, governed by the Social Security Act of 1965 (the “Social Security Act”), reimburses health care providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services (“HHS”) and the Centers for Medicare & Medicaid Services (“CMS”). Medicare payments accounted for 79.8%, 77.9% and 79.7% of our net service revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.

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

We receive a standard prospective Medicare payment for delivering care over a base 60-day period, referred to as an episode of care. There is no limit to the number of episodes a beneficiary may receive as long as he or she remains eligible. Most patients complete treatment within two episodes of care. The base episode payment, established through federal legislation, is a flat rate that is adjusted upward or downward based upon differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity and service utilization. The magnitude of the adjustment is determined by each patient’s categorization into one of 153 payment groups, known as Home Health Resource Groups and the costliness of care for patients in each group relative to the average patient. Payment is further adjusted for differences in local labor costs using the hospital wage index. We bill and are reimbursed for services in two stages: an initial request for advance payment when the episode commences and a final claim when the episode is completed. We submit all Medicare claims through the Medicare Administrative Contractors for the federal government. We receive 60% of the estimated payment for a patient’s initial episode up-front (after the initial assessment is completed and upon initial billing) and the remaining 40% upon completion of the episode and after all final treatment orders are signed by the physician. In the event of subsequent episodes, reimbursement timing is 50% up-front and 50% upon completion of the episode. Final payments may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (1) an outlier payment if the patient’s care was unusually costly; (2) a low utilization adjustment if the number of visits was fewer than five; (3) a partial payment if the patient transferred to another provider before completing the episode; or (4) a payment adjustment based upon the level of therapy services required in the population base. Because such adjustments are determined upon the completion date of the episode, retroactive adjustments could impact our financial results.

In 2011, CMS finalized two provisions of the Patient Protection and Affordable Care Act (“the PPACA”) that substantially impact our business. First, as a condition for Medicare payment, the PPACA mandates that prior to certifying a patient’s eligibility for home health services, the certifying physician or qualifying nurse practitioner must document that he or she had a face-to-face encounter with the patient that relates to the condition for which the patient receives home health services. The encounter must occur within 90 days prior to the start of care or 30 days after the start of care. Documentation regarding these encounters must be present on certifications.

In addition to the face-to-face encounter requirements, CMS also made important changes to therapy assessment requirements. A professional qualified therapist assessment must take place at least once every 30 days during a therapy patient’s course of treatment. For those eligible patients needing 13 or 19 therapy visits, a qualified therapist must perform the therapy service required, assess the patient, and measure and document effectiveness of the 13th visit and the 19th visit for all therapy disciplines caring for the patient.

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

The base payment rate for Medicare home nursing was $2,137.73, $2,138.52 and $2,192.07 per 60-day episode for the years ended December 31, 2013, 2012 and 2011, respectively. In 2014, the base payment rate for Medicare home nursing per 60-day episode is $2,869.27; however, the average home health case mix weight is 1.000 in 2014 as compared to 1.3464 from 2012 average case mix. The base payment rate does not include the 2% reduction to Medicare payment through sequestration as mandated by the Congressional Budget Act.

The standard federal rate is increased or decreased based on each Medicare patient’s case mix index, which measures the severity of the patient’s condition. Since the inception of the PPS in October 2000, the base episode payment rate has varied due to both the impact of annual market-basket based increases and Medicare-related legislation. Home health payment rates are updated annually by either the full home health market basket percentage, or by the home health market basket percentage as adjusted by Congress. CMS establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.

Hospice.

In order for a Medicare beneficiary to qualify for the Medicare hospice benefit, two physicians must certify that, in their best judgment, the beneficiary has less than six months to live, assuming the beneficiary’s disease runs its normal course. In addition, the Medicare beneficiary must affirmatively elect hospice care and waive any rights to other Medicare benefits related to his or her terminal illness. For each benefit period, a physician must recertify that the Medicare beneficiary’s life expectancy is six months or less in order for the beneficiary to continue to qualify for and to receive the Medicare hospice benefit. The first two benefit periods are measured at 90-day intervals and subsequent benefit periods are measured at 60-day intervals. A Medicare beneficiary may revoke his or her election at any time and resume receiving traditional Medicare benefits. There is no limit on how long a Medicare beneficiary can receive hospice benefits and services, provided that the beneficiary continues to meet Medicare hospice eligibility criteria.

Medicare reimburses for hospice care using a PPS. Under that system, we receive one of four predetermined daily or hourly rates based upon the level of care we furnish to a beneficiary. These rates are subject to annual adjustments based on inflation and geographic wage considerations. Our base Medicare rates for services that we provide to a beneficiary depend upon which of the following four levels of care we provide to that beneficiary:

•	Routine Care. Care that is not classified under any of the other levels of care, such as the work of social workers or home health aides.

•

General Inpatient Care. Pain control or acute or chronic symptom management that cannot be managed in a setting other than an inpatient Medicare certified facility, such as a hospital, skilled nursing facility or hospice inpatient facility.

•

Continuous Home Care. Care for patients experiencing a medical crisis that requires nursing services to achieve palliation and symptom control, if the agency provides a minimum of eight hours of care within a 24-hour period.

•	Respite Care. Short-term, inpatient care to give temporary relief to the caregiver who regularly provides care to the patient.

Medicare limits the reimbursement we may receive for inpatient care services (both respite and general care) for hospice patients. Under the “80-20 rule,” if the number of inpatient care days of hospice care furnished by us under a unique provider number to all Medicare hospice beneficiaries exceeds 20% of the total days of hospice care furnished by us to all Medicare hospice beneficiaries for both inpatient and in-home care, Medicare payments to us for inpatient care days exceeding the inpatient cap will be reduced to the routine home care rate, with excess amounts due back to Medicare. This determination is made annually based on the twelve-month period beginning on November 1 each year. This limit is computed on a program-by-program basis. Our hospices did not exceed the cap on inpatient care services during 2012 or 2011. We have not received notification that any of our hospices have exceeded the cap on inpatient care services during 2013.

Our Medicare hospice reimbursement is also subject to a cap amount calculated by the Medicare fiscal intermediary at the end of the hospice cap period, based on the twelve-month period beginning on November 1 each year, which determines the maximum allowable payments per provider number. We received notification in January 2014 that some, but not all, of our hospices did exceed the cap on per beneficiary limits during 2012, for which the amount of the cap exception was financially immaterial. We have not received notification that any of our hospices have exceeded the cap on per beneficiary limits during 2013.

On a monthly and quarterly basis, we estimate our potential cap exposure using information available for both inpatient day limits as well as per beneficiary cap amounts. The total cap amount for each provider was calculated by multiplying (a) the number of beneficiaries electing hospice care from September 28, 2012 to September 27, 2013 by (b) a statutory amount that is indexed for inflation. The per beneficiary cap amount was $26,158 for the twelve-month period ended October 31, 2013 compared to $25,377 for the twelve month period ended October 31, 2012. There will be a cap liability if actual payments per the Provider Statistical and Reimbursement report for the period of November 1, 2012 to October 31, 2013 exceeds $26,158 per beneficiary.

In 2011, CMS finalized a face-to-face encounter requirement applicable to hospice. This requirement mandated that a physician or qualifying nurse practitioner must certify that he or she had a face-to-face encounter with the patient no later than the 30-day period prior to the 180th-day recertification (third benefit period) and each subsequent recertification in order to gather clinical findings that support continued hospice care, and that the certifying hospice physician must attest that such a visit took place.

Long-Term Acute Care Hospitals.

All Medicare payments to our LTACHs are made in accordance with a PPS specifically applicable to LTACHs, referred to as “LTACH-PPS.” There have been significant regulatory changes over the past few years, including reimbursement changes, which have affected our net operating revenues and, in some cases, caused us to change our operating model and business strategies.

The LTACH-PPS was established by CMS final regulations published on August 30, 2002, and applies to LTACHs for cost reporting periods beginning on or after October 1, 2002. Under the LTACH-PPS, each patient discharged from an LTACH was assigned a distinct long-term care diagnosis-related group (“LTC-DRG”), and an LTACH was generally paid a pre-determined fixed amount applicable to the assigned LTC-DRG (adjusted for area wage differences), subject to exceptions for short stay and high cost outlier patients (described below). Beginning with discharges on or after October 1, 2007, CMS implemented a new patient classification system with categories referred to as “MS-LTC-DRGs.” The new classification categories take into account the severity of the patient’s condition. The payment amount for each MS-LTC-DRG is intended to reflect the average cost of treating a Medicare patient assigned to that MS-LTC-DRG in an LTACH.

Standard Federal Rate

Payment under the LTACH-PPS is dependent on patient classification based upon the assignment of the case to a particular MS-LTC-DRG, the weight of the MS-LTC-DRG and the standard federal payment rate. There is a single standard federal rate that encompasses both the inpatient operating costs, which includes a labor and non-labor component, and capital-related costs that CMS updates on an annual basis. The LTACH-PPS also includes special payment policies that adjust the payments for some patients based on the patient’s length-of-stay, the facility’s costs, whether the patient was discharged and readmitted and other factors.

Short Stay Outlier Policy

CMS has established a modified payment methodology for Medicare patients with a length-of-stay less than or equal to five-sixths of the geometric average length-of-stay for that particular MS-LTC-DRG, referred to as a short stay outlier, or “SSO.” When LTACH-PPS was established, SSO cases were paid based on the lesser of (1) 120% of the average cost of the case; (2) 120% of the LTC-DRG specific per diem amount multiplied by the patient’s length-of-stay; or (3) the full LTC-DRG payment. CMS modified the payment methodology for discharges occurring on or after July 1, 2006, which changed the limitation in clause (1) above to reduce payment for SSO cases to 100% (rather than 120%) of the average cost of the case, and also added a fourth limitation, potentially further limiting payment for SSO cases at a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital inpatient prospective payment system, or “IPPS”. Under this methodology, as a patient’s length-of-stay increases, the percentage of the per diem amount based upon the IPPS component will decrease and the percentage based on the MS-LTC-DRG component will increase.

Modification of Short Stay Outlier Policy

Effective December 29, 2012, the SSO rule was further revised adding a category referred to as a “very short stay outlier” for discharges. For cases with a length-of-stay that is less than the average length-of-stay plus one standard deviation for the same MS-DRG under IPPS, referred to as the so-called “IPPS comparable threshold,” the rule lowers the LTACH payment to a rate based on the general acute care hospital IPPS per diem. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the SSO payment policy.

High Cost Outliers

Some cases are extraordinarily costly, producing losses that may be too large for healthcare providers to offset. Cases with unusually high costs, referred to as “high cost outliers,” receive a payment adjustment to reflect the additional resources utilized. CMS provides an additional payment if the estimated costs for the patient exceed the adjusted MS-LTC-DRG payment plus a fixed-loss amount that is established in the annual payment rate update.

Interrupted Stays

An interrupted stay occurs when an LTACH patient is admitted upon discharge to a general acute care hospital, inpatient rehab facility (“IRF”), skilled nursing facility or a swing-bed hospital and returns to the same LTACH within a specified period of time. If the length-of-stay at the receiving provider is equal to or less than the applicable fixed period of time, it is considered to be an interrupted stay case and is treated as a single discharge for the purposes of payment to the LTACH.

Freestanding, HwH and Satellite LTACHs

LTACHs may be organized and operated as freestanding facilities or as a hospital within a hospital, or “HwH”. An HwH is an LTACH that is located on the campus of another hospital. In this case, “campus” means the physical area immediately adjacent to a hospital’s main buildings, other areas and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other areas determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital’s campus. An LTACH, whether freestanding or an HwH, that uses the same Medicare provider number of an affiliated “primary site” LTACH is known as a “satellite.” Under Medicare policy, a satellite LTACH must be located within 35 miles of its primary site LTACH and be administered by such primary site LTACH. A primary site LTACH may have more than one satellite LTACH. CMS sometimes refers to a satellite LTACH that is freestanding as a “remote location.” As of December 31, 2013, we had a total of nine LTACH facilities, with 223 licensed beds. Eight of our LTACH facilities were classified as HwHs and one is classified as freestanding. Of the eight HwH facilities, three were located in Metropolitan Statistical Area (“MSA”) or urban areas and five were located in non-MSA or rural areas. One of our HwH facilities was a satellite location of a parent hospital located in an MSA and one was a satellite location of a parent hospital located in a non-MSA. Our single freestanding location was a freestanding remote site of a parent located in an MSA.

LTACH Certification Criteria

The LTACH-PPS regulations define the criteria that must be met in order for a hospital to be certified as an LTACH. To be eligible for payment under the LTACH-PPS, a hospital must be primarily engaged in providing inpatient services to Medicare beneficiaries with medically complex conditions that require a long hospital stay. In addition, LTACHs must meet certain facility criteria, including (1) instituting a review process that screens patients for appropriateness of an admission and validates the patient criteria within 48 hours of each patient’s admission, evaluates regularly their patients for continuation of care and assesses the available discharge options; (2) having active physician involvement with patient care that includes a physician available on-site daily and additional consulting physicians on call; and (3) having an interdisciplinary team of healthcare professionals to prepare and carry out an individualized treatment plan for each patient.

An LTACH must have an average inpatient length-of-stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days which CMS, through its contractors, determines during each annual cost reporting period. LTACHs that fail to exceed an average length-of-stay of 25 days during any cost reporting period may be paid under the general acute care hospital IPPS if not corrected within established timeframes. In the preamble to the final rule for fiscal year 2012, CMS clarified its policy on the calculation of the average length-of-stay by specifying that all data on all Medicare inpatient days, including Medicare Advantage days, must be included in the average length-of-stay calculation effective for cost reporting periods beginning on or after January 1, 2012.

25 Percent Rule

To the extent that any LTACH’s or LTACH satellite facility’s Medicare discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTACH or LTACH satellite or non-co-located) exceed the applicable percentage threshold of discharged Medicare patients during a particular cost reporting period, the payment rate for those discharges would be subject to a downward payment adjustment, referred to as the 25 Percent Rule. Cases admitted in excess of the applicable threshold are reimbursed at a rate comparable to that under general acute care IPPS, which is generally lower than LTACH-PPS rates. Cases that reach outlier status in the referring hospital do not count toward the limit and are paid under LTACH-PPS.

For HwHs that meet specified criteria and were in existence as of October 1, 2004, the Medicare percentage thresholds were phased in over a four year period starting with hospital cost reporting periods that began on or after October 1, 2004. For HwHs opened after October 1, 2004, the Medicare percentage threshold has been established at 25% except for HwHs located in rural areas or co-located with an MSA dominant hospital or single urban hospital (as defined by current regulations) where the percentage is no more than 50%, nor less than 25%. All of our LTACHs are in rural areas or are co-located with an MSA dominant hospital.

The SCHIP Extension Act (as amended by the American Recovery and Reinvestment Act, or the “ARRA,” see below) and the PPACA has limited the application of the Medicare percentage threshold to HwHs in existence on October 1, 2004 and subject to the four year phase-in described above. For these HwHs, the percentage threshold is no lower than 50% for a five year period to commence on an LTACH’s first cost reporting period to begin on or after October 1, 2007, except for HwHs located in rural areas and those which receive referrals from MSA dominant hospitals or single urban hospitals, in which cases the percentage threshold is no more than 75% during the same five cost reporting years.

For cost reporting periods beginning on or after July 1, 2007, CMS expanded the 25 Percent Rule to apply a payment adjustment to Medicare patients admitted from any individual hospital in excess of the specified percentage threshold. Previously, the percentage threshold payment adjustment was applicable only to Medicare admissions from hospitals co-located with an LTACH or satellite of an LTACH. The expanded 25 Percent Rule subjects free-standing LTACHs, grandfathered HwHs and grandfathered satellites to the Medicare percentage threshold payment adjustment, as well as HwHs that admit Medicare patients from non-co-located hospitals. Two of our LTACHs are grandfathered HwHs.

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

For the twelve months ended December 31, 2013, on an individual basis, our LTACH admissions were under the proper threshold as of the current cost report year date of August 31, 2013. We acquired two LTACHs in 2010 and 2009, both of which were grandfathered LTACHs and, therefore, have no limitations under MMSEA with respect to the number of patients that can be admitted from the host hospital. One LTACH is not subject to these limits on host hospital referrals because it is not an HwH. All of our LTACHs maintain compliance with non-co-located hospital referral thresholds.

After the expiration of the regulatory relief provided by the SCHIP Extension Act, the ARRA and the PPACA, as described above, our LTACHs (whether freestanding, HwH or satellite) will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage threshold of all Medicare patients discharged from the LTACH during the cost reporting period. If the 25 Percent Rule, as originally adopted by CMS, becomes effective after the expiration of the applicable provisions of the SCHIP Extension Act, the ARRA and the PPACA, these regulatory changes will collectively cause an adverse effect on our operating revenues and profitability in 2014 and beyond. However, this adverse effect could be partially mitigated if we are able to implement certain operational changes.

Extension of Changes Made by the Medicare, Medicaid, and SCHIP Extension Act of 2007

The PPACA, signed into law on March 23, 2010, also adopts significant changes to the Medicare program that are particularly relevant to our LTACHs. The PPACA includes a two-year extension to sections of the SCHIP Extension Act, as amended by the ARRA. The two-year extension applies the relief granted to the 25 Percent Rule payment adjustment, the one-time budget neutrality adjustment and the very short stay outlier payment adjustment. The two-year extension also applies to the moratorium on new LTACHs and new LTACH beds adopted in the SCHIP Extension Act.

Medicare Market Basket Adjustments

The PPACA also instituted a market basket payment adjustment to LTACHs. In fiscal year 2010, LTACHs were subject to a market basket reduction of 0.25% for discharges occurring after April 1, 2010 through September 30, 2010. In fiscal year 2011, LTACHs were subject to a market basket reduction of 0.5%. In fiscal years 2012 and 2013, LTACHs were subject to a market basket reduction of 0.1%. In fiscal year 2014, the market basket update will be reduced by 0.3%. In fiscal years 2015 and 2016, the market basket update will be reduced by 0.2%. Finally, in fiscal years 2017 through 2019, the market basket update will be reduced by 0.75%. The PPACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

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

Recent Changes to the LTACH Prospective Pay System

Historically, proposed rules specifically related to LTACHs were generally published in January, finalized in May and effective on July 1st of each year. Additionally, LTACHs are subject to annual updates to the rules related to the IPPS, which are typically proposed in May, finalized in August and effective on October 1st of each year. In the annual payment rate update for the 2010 fiscal year, CMS consolidated the two historical annual updates into one annual update. The final rule adopted a 15-month rate update for fiscal year 2009, and moved the LTACH-PPS from a July-June update cycle to an October-September update cycle. As of federal fiscal year 2010, the LTACH rate year begins October 1 of each year, coinciding with the start of the federal fiscal year.

The following is a summary of significant changes to the Medicare LTACH-PPS that has occurred during the past several years. Several of the following policies were substantially revised effective in future years by the Bipartisan Budget Act of 2013, and those provisions are summarized at the end of this section.

The American Recovery and Reinvestment Act of 2009 On February 17, 2009, President Obama signed into law the ARRA. The ARRA makes several technical corrections to the SCHIP Extension Act, including a clarification that during the moratorium period established by the SCHIP Extension Act, the percentage threshold for grandfathered satellites is set at 50% and not phased in to the 25% level for admissions from a co-located hospital. In addition, the ARRA clarifies that the application of the percentage threshold is postponed for a LTACH HwH or satellite that was co-located with a provider-based, off-campus location of an IPPS hospital that did not deliver services payable under IPPS. The ARRA also provides that the postponement of the percentage threshold established in the SCHIP Extension Act will be effective for cost reporting periods beginning on or after July 1, 2007 for freestanding LTACHs and grandfathered HwHs and satellites and on or after October 1, 2007 for other LTACH HwHs and satellites.

June 3, 2009 Interim Final Rule On June 3, 2009, CMS published an interim final rule in which CMS adopted a new table of MS-LTC-DRG relative weights that applied to the remainder of fiscal year 2009 (through September 30, 2009). This interim final rule revised the MS-LTC-DRG relative weights for payment under the LTACH-PPS for fiscal year 2009 due to CMS’s misapplication of its established methodology in the calculation of the budget neutrality factor. This error resulted in relative weights that were higher, by approximately 3.9% for all of fiscal year 2009 (October 1, 2008 through September 30, 2009), which has the effect of reducing reimbursement by approximately 3.9%. However, CMS only applied the corrected weights to the period from June 3, 2009 through September 30, 2009.

July 31, 2009 Final Rule On July 31, 2009, CMS released its annual payment rate update for the LTACH-PPS for fiscal year 2010 (affecting discharges and cost reporting periods beginning on or after October 1, 2009 and before September 30, 2010). For fiscal year 2010 CMS adopted a 2.5% increase in payments under the LTACH-PPS. As a result, the standard federal rate for fiscal year 2010 was set at $39,897, an increase from $39,114 in fiscal year 2009. The increase in the standard federal rate used a 2.0% update factor based on the market basket update of 2.5% less an adjustment of 0.5% to account for changes in documentation and coding practices. The fixed loss amount for high cost outlier cases was set at $18,425. This was a decrease from the fixed loss amount in the 2009 rate year of $22,960.

The July 31, 2009 annual payment rate update also included an interim final rule with comment period implementing provisions of the ARRA discussed above, including amendments to provisions of the SCHIP Extension Act relating to payments to LTACHs and LTACH satellite facilities and increases in beds in existing LTACHs and LTACH satellite facilities under the LTACH-PPS.

In the same rule reporting cycle, CMS also finalized three interim final rules. First, CMS finalized the June 3, 2009 interim final rule that adopted a new table of MS-LTC-DRG relative weights for the period between June 3, 2009 and September 30, 2009. Second, CMS finalized the May 6, 2008 interim final rule that implemented changes to LTACH-PPS mandated by the SCHIP Extension Act addressing: (1) payment adjustments for certain short-stay outliers, (2) the federal standard rate for the last three months of rate year 2008, and (3) adjustment of the high cost outlier fixed-loss amount. Finally, CMS finalized the May 22, 2008 interim final rule that implemented changes to LTACH-PPS mandated by the SCHIP Extension Act modifying the percentage threshold policy for certain LTACHs and addressing the three-year moratorium on the establishment of new LTACHs and bed increases at existing LTACHs and LTACH satellites.

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

Fiscal Year 2011 Rates-

On August 16, 2010, CMS published the policies and payment rates for LTACH-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard federal rate for fiscal year 2011 was $39,600, a decrease from the fiscal year 2010 standard federal rate of $39,897 in effect from October 1, 2009 to March 31, 2010, and the fiscal year 2010 standard federal rate of $39,795 that went into effect on April 1, 2010. This update to the LTACH-PPS standard federal rate for fiscal year 2011 was based on a market basket increase of 2.5% less a reduction of 2.5% to account for what CMS attributed to an increase in case-mix in prior periods that resulted from changes in documentation and coding practices, less an additional reduction of 0.5% mandated by the PPACA. The final rule established a fixed-loss amount for high cost outlier cases for fiscal year 2011 of $18,785, which was higher than the fiscal year 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010, and the $18,615 that went into effect on April 1, 2010. The final rule also included revisions to the relative weights for each of the MS-LTC-DRGs for fiscal year 2011.

Fiscal Year 2012 Rates-

On August 18, 2011, CMS published the policies and payment rates for LTACH-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 through September 30, 2012). The standard federal rate for fiscal year 2012 was $40,222, an increase from the fiscal year 2011 standard federal rate of $39,600. The final rule established a fixed-loss amount for high cost outlier cases for fiscal year 2012 of $17,931, a decrease from the fixed loss amount in the 2011 fiscal year of $18,785.

Fiscal Year 2013 Rates-

On August 1, 2012, CMS released its final rule for LTACH Medicare reimbursement for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013). In aggregate, payments for fiscal year 2013 increased by 1.8% over fiscal year 2012 rates. The 1.8% increase consisted of a 2.6% inflationary market basket update, offset by a 0.7% reduction for the productivity adjustment and a 0.1% reduction to the market basket as defined by the PPACA. LTACH payment rates were also reduced by approximately 0.5%, to 1.3%, for the “one-time” budget neutrality adjustment for discharges on or after December 29, 2012. The 0.5% does not include the 2% reduction to Medicare payments caused by sequestration as mandated by the Congressional Budget Act for patients with service dates ending on or after April 1, 2013.

The fiscal year 2013 rule also included:

*	A one-year extension of the existing moratorium on the “25 Percent Rule” policy, pending results of an on-going research initiative to redefine the role of LTACHs in the Medicare program.

*	A reduction to Medicare payments for very short stay cases in LTACHs to the IPPS comparable per diem amount payment option for discharges occurring on or after December 29, 2012 and an increase to the high cost outlier payment.

Fiscal Year 2014 Rates-

On August 2, 2013, CMS released its final rule for LTACH Medicare reimbursement for fiscal year 2014, (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). In aggregate, payments for fiscal year 2014 will increase by 1.3% over fiscal year 2013 rates. The 1.3% increase consists of a 2.5% inflationary market basket update offset by a 0.5% reduction for the productivity adjustment and a 0.3% reduction to the market basket as defined by PPACA. LTACH payment rates will also be reduced by approximately 1.3% for the “one-time” budget neutrality adjustment and projected increases in estimated high cost outlier payments as compared to fiscal year 2013. This does not include the 2% reduction to Medicare payments caused by sequestration as mandated by the Congressional Budget Act for patients with service dates ending on or after April 1, 2013.

The fiscal year 2014 rule also addresses the 25 Percent Rule. A statutory moratorium on application of the 25 Percent Rule was in place from December 2007 through December 2012. CMS extended the moratorium for fiscal year 2013 but will allow the policy to go into effect in fiscal year 2014. The imposition of the 25 Percent Rule will apply to all LTACHs beginning with their first cost reporting period beginning on or after October 1, 2013.

The labor-related share of the LTACH-PPS standard federal rate is adjusted annually to account for geographic differences in area wage levels by applying the applicable LTACH-PPS wage index. CMS adopted a decrease in the labor-related share from 75.271% to 70.199% under the LTACH-PPS for fiscal year 2012.

In addition, CMS applied an area wage level budget neutrality factor to the standard federal rate to make annual changes to the area wage level adjustment budget neutral. Previously, there was no statutory or regulatory requirement that these adjustments to the area wage level be made in a budget neutral manner. The final rule created a regulatory requirement that any adjustments or updates to the area wage level adjustment be made in a budget neutral manner such that estimated aggregate LTACH-PPS payments are not affected.

An LTACH must have an average inpatient length-of-stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days. In the preamble to the final rule for fiscal year 2012, CMS clarified its policy on the calculation of the average length-of-stay by specifying that all data on all Medicare inpatient days, including Medicare Advantage days, must be included in the average length-of-stay calculation effective for cost reporting periods beginning on or after January 1, 2012.

On December 26, 2013, the Bipartisan Budget Act of 2013 “BBA 2013” was enacted as Public Law 113-67, which included the following changes in LTACH policies noted above:

LTACH Patient Criteria: Effective for cost reporting periods beginning on or after October 1, 2015, Medicare payment for LTACH services will change based on certain new patient criteria. To be paid at the full Medicare LTACH-PPS rate, a patient discharged from an LTACH must either (1) have a short-term acute care hospital stay including a three day length-of-stay in an intensive care unit during that hospitalization preceding the LTACH stay, or (2) receive ventilator services for more than 96 hours while hospitalized in the LTACH. In addition such patients cannot be hospitalized in an LTACH for a psychiatric or rehabilitation diagnosis.

Site Neutral Payment: Also effective for cost reporting periods beginning on or after October 1, 2015, all other Medicare discharges from LTACHs will be paid at a new “site neutral” rate, which is the lesser of: (1) the IPPS comparable per diem amount determined using the formula in the LTACH short-stay outlier regulation, plus applicable outlier payments, or (2) 100% of the cost of the services provided. The site neutral payment provision will be phased in over two years, so discharges receiving a “site neutral” rate get paid 50% based on current LTAC rate and 50% based on the “site neutral” rate. Our LTACHs have cost-reporting periods that begin in July or September of each year so we will not have any impact until the third quarter of 2016.

Twenty-five Day Average Length-of-stay: Patient stays paid the site neutral rate will not count toward calculation of the 25 day average length-of-stay requirement for LTACHs. Additionally, the law clarifies that patient stays paid by Medicare Advantage plans will also not count toward the 25 day average length-of-stay requirement for LTACHs. The BBA 2013 also included a provision that these exceptions to the 25 day average length-of-stay will not be used in calculating the length-of-stay for short-term acute care hospitals that seek to qualify as LTACHs as of December 10, 2013.

25 Percent Rule Relief: Prior relief from compliance with the 25 Percent Rule for freestanding LTACHs, HWHs and satellite facilities will be extended without interruption for cost reporting periods beginning through December 28, 2016. Grandfathered HWHs are permanently exempt from the 25 Percent Rule. CMS must report to Congress by December 18, 2015 on whether the 25 Percent Rule should continue to be applied through June 30, 2019.

Compliance With LTACH Patient Criteria: Effective for cost reporting periods beginning in federal fiscal year 2020, LTACHs with less than half of their discharges paid at the full LTACH-PPS rates will lose certification as LTACHs and will transition to payment under the IPPS for all discharges in subsequent cost reporting periods. However, CMS is required to establish a process for LTACHs to seek reinstatement of LTACH-PPS payments for applicable discharges.

Moratorium on LTACHs: The BBA 2013 enacted a moratorium on new LTACH beds and hospitals effective January 1, 2015 through September 30, 2017. The law clarifies that there will be no exceptions to the moratorium.

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

Non-Governmental Payors

Payments from non-governmental payor sources are based on episodic-based rates or per visit basis depending upon the terms and conditions of the payor. This reimbursement category includes payors such as insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as payments received directly from patients.

Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs and the non-governmental payors, but are responsible for services not covered by these programs or plans, as well as co-payments for deductibles and co-insurance obligations of their coverage. Patient out-of-pocket costs for the payment of deductibles and co-insurance have increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. Because the majority of our billed services are paid in full by Medicare, Medicaid or private insurance, co-payments from patients do not represent a material portion of our billed revenue and corresponding accounts receivable. To further reduce their health care costs, most commercial payors such as insurance companies, health maintenance organizations, preferred provider organizations and other managed care companies have negotiated discounted fee structures or fixed amounts for services performed, rather than paying health care providers the amounts billed.

In response to the challenges associated with collecting from commercial payors, we began negotiating higher reimbursement rates with a majority of our commercial payors. As of December 31, 2013, our managed care contracts included 133 different payors between all of our divisions, seven of which were national contracts, 21 were regional contracts and 105 were state and local contracts/standing letters of agreement. If we are unable to continue negotiating higher reimbursement rates with commercial payors or if commercial payors continue to reduce health care costs through reduction in home health reimbursement, it could have a material adverse impact on our financial results.

Government Regulations

General

The health care industry is highly regulated and we are required to comply with federal, state and local laws which significantly affect our business. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Regulations and policies frequently change, and we monitor these changes through trade and governmental publications and associations. The significant areas of federal and state regulation that could affect our ability to conduct our business include the following:

•	Medicare and Medicaid participation and reimbursement regulations;

•	the federal Anti-Kickback Statute and similar state laws;

•	the federal Stark Law and similar state laws;

•	false and other improper claims laws and regulations;

•	HIPAA;

•	laws and regulations imposing civil monetary penalties;

•	environmental health and safety laws;

•	licensing laws and regulations; and

•	laws and regulations governing certificates of need and permits of approval.

If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal and state health care programs, which would materially adversely affect our financial condition and results of operations. Although we believe we are in material compliance with all applicable laws and regulations, these are complex matters and a review of our practices by a court or law enforcement or regulatory authority could result in an adverse determination that could harm our business. Furthermore, the laws applicable to us are subject to change, interpretation and amendment, which could adversely affect our ability to conduct our business.

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

Medicare Participation

During the years ended December 31, 2013, 2012 and 2011, we received 79.8%, 77.9% and 79.7%, respectively, of our consolidated net service revenue from Medicare reimbursements. We expect to continue to receive the majority of our consolidated net service revenue from serving Medicare beneficiaries. Medicare is a federally funded and administered health insurance program, primarily for individuals who are 65 or older or who are disabled. To participate in the Medicare program and receive Medicare payments, our agencies and facilities must comply with regulations promulgated by CMS. Among other things, these requirements, known as “conditions of participation,” relate to the type of facility, its personnel and its standards of medical care. While we intend to continue to participate in the Medicare reimbursement programs, we cannot guarantee that our agencies, facilities and programs will continue to qualify for Medicare participation.

Under Medicare rules, the designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately-certified Medicare provider, a department of a provider or a satellite facility) is treated as part of another provider, called the “main” provider, for Medicare payment purposes. In these cases, the services of the subordinate facility are included in the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that such costs are shared. We operate LTACHs that are treated as provider-based satellites of certain of our other facilities. We also provide contract rehabilitation and management services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status. While we intend to continue to operate these facilities as provider-based, we cannot guarantee that they will continue to qualify as provider-based entities.

Federal Anti-Kickback Statute

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

The OIG has published numerous “safe harbors” that exempt some practices from enforcement action under the Anti-Kickback Statute. These safe harbors exempt specified activities, including bona-fide employment relationships, contracts for the rental of space or equipment, personal service arrangements and management contracts, so long as all of the requirements of the safe harbor are met. The OIG has recognized that the failure of an arrangement to satisfy all of the requirements of a particular safe harbor does not necessarily mean that the arrangement violates the Anti-Kickback Statute. Instead, each arrangement is analyzed on a case-by-case basis, which is very fact specific. While we operate our business to comply with the prohibitions of the Anti-Kickback Statute, we cannot guarantee that all our arrangements will satisfy a safe harbor or will ultimately be viewed as being compliant with the Anti-Kickback Statute.

We are required under the Medicare conditions of participation and some state licensing laws to contract with numerous health care providers and practitioners, including physicians, hospitals and nursing homes and to arrange for these individuals or entities to provide services to our patients. In addition, we have contracts with other suppliers, including pharmacies, ambulance services and medical equipment companies. We have also entered into various joint ventures with hospitals and physicians for the ownership and/or management of home nursing agencies and LTACHs. Some of these individuals or entities may refer, or be in a position to refer, patients to us and we may refer, or be in a position to refer, patients to these individuals or entities. We attempt to structure these arrangements in a manner that meets the requirements of a safe harbor. However, some of these arrangements may not meet all of the requirements of a safe harbor. While we believe that our contracts and arrangements with providers, practitioners and suppliers do not violate the Anti-Kickback Statute or similar state laws, we cannot guarantee that governmental agencies and bodies will interpret these laws in the same manner as we do.

From time to time, various federal and state agencies, such as CMS and DHHS, issue pronouncements, including fraud alerts, that identify practices that may be subject to heightened scrutiny. For example, the OIG’s fiscal year 2013 Work Plan describes, among other things, the government’s intention to examine the compliance with Face to Face requirements, monitor the employment of home health aides with criminal convictions, Medicare oversight for timeliness of recertification and complaint surveys conducted by the state, review the OASIS data to ensure accurate submission and that billing codes on the claim are consistent with the OASIS data, review compliance with documentation required in support of the claims paid by Medicare, and review cost report data to analyze home health agency revenue and expense trends against PPS to determine whether the payment methodology should be adjusted.

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

Stark Law

Congress has passed significant prohibitions against physician referrals of patients for certain health care services, commonly known as the Stark Law, which prohibits a physician from making referrals for particular health care services (called designated health services) to entities with which the physician, or an immediate family member of the physician, has a financial relationship.

The term “financial relationship” is defined very broadly to include most types of ownership or compensation relationships. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare or Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties and could be excluded from participating in the Medicare or Medicaid programs. If an arrangement is covered by the Stark Law, the requirements of a Stark Law exception must be met for the physician to be able to make referrals to the entity for designated health services and for the entity to be able to bill for these services.

“Designated health services” under the Stark Law is defined to include home health services, inpatient and outpatient hospital services, clinical laboratory services, physical therapy services, occupational therapy services, radiology services (including magnetic resonance imaging, computerized axial tomography scans and ultrasound services), radiation therapy services and supplies, and the provision of durable medical equipment and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices and supplies, and outpatient prescription drugs. The Stark Law defines a financial relationship to include: (1) a physician’s ownership or investment interest in an entity and (2) a compensation relationship between a physician and an entity. Under the Stark Law, financial relationships include both direct and indirect relationships.

Physicians refer patients to us for several Stark Law designated health services, including home health services, inpatient and outpatient hospital services and physical therapy services. We have compensation arrangements with some of these physicians or their professional practices in the form of medical director and consulting agreements. We also have operations owned by joint ventures in which physicians have an investment interest. In addition, other physicians who refer patients to our agencies and facilities may own shares of our stock. As a result of these relationships, we could be deemed to have a financial relationship with physicians who refer patients to our facilities and agencies for designated health services. If so, the Stark Law would prohibit the physicians from making those referrals and would prohibit us from billing for the services unless a Stark Law exception applies.

The Stark Law contains exceptions for certain physician ownership or investment interests and physician compensation arrangements. If an investment relationship or compensation agreement between a physician, or a physician’s immediate family member, and the subject entity satisfies all requirements for a Stark Law exception, the Stark Law will not prohibit the physician from referring patients to the entity for designated health services. The exceptions for a physician investment relationship include ownership in an entire hospital and ownership in rural providers. The exceptions for compensation arrangements cover employment relationships, personal services contracts and space and equipment leases, among others. We believe our physician investment relationships and compensation arrangements with referring physicians meet the requirements as exceptions under the Stark Law and that our operations comply with the Stark Law.

The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock that is listed on the New York Stock Exchange or NASDAQ. If the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. For example, this Stark Law exception requires that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2013, 2012 and 2011, we have in excess of $75.0 million in stockholders’ equity.

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

Many states have physician relationship and referral statutes that are similar to the Stark Law. Some of these laws generally apply without regard to whether the payor is a governmental body (such as Medicare) or a commercial party (such as an insurance company). While we believe that our operations are structured to comply with applicable state laws with respect to physician relationships and referrals, any finding that we are not in compliance with these state laws could require us to change our operations or could subject us to penalties. This, in turn, could have a significantly negative impact on our operations.

False and Improper Claims

The submission of claims to a federal or state health care program for items and services that are “not provided as claimed” may lead to the imposition of civil monetary penalties, criminal fines and imprisonment and/or exclusion from participation in state and federally funded health care programs, including the Medicare and Medicaid programs under false claims statutes such as the federal False Claims Act. Under the federal False Claims Act, actions against a provider can be initiated by the federal government or by a private party on behalf of the federal government. These private parties are often referred to as qui tam relators, and relators are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam actions have increased significantly in recent years, increasing the risk that a health care company like us will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation. Many states have enacted similar laws providing for the imposition of civil and criminal penalties for the filing of fraudulent claims. While we operate our business to avoid exposure under the federal False Claims Act and similar state laws, because of the complexity of the government regulations applicable to our industry, we cannot guarantee that we will not be the subject of an action under the federal False Claims Act or similar state law.

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

Administrative Simplification Provisions of HIPAA

HHS’s final regulations governing electronic transactions involving health information are part of the administrative simplification provisions of HIPAA, commonly referred to as the Transaction Standards rule. The rule establishes standards for eight of the most common health care transactions by reference to technical standards promulgated by recognized standards publishing organizations. Under the rule, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. This rule applies to us in connection with submitting and processing health claims, and also applies to many of our payors and to our relationships with those payors. We believe that our operations materially comply with the Transaction Standards rule.

HHS also has final regulations implementing HIPAA that set forth standards for the privacy of individually-identifiable health information, referred to as protected health information. These regulations require health care providers, health care clearinghouses and health plans to use and disclose protected health information only as allowed by the privacy regulations. Specifically, the privacy regulations require companies, including us, to do the following, among other things:

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

These regulatory requirements impose significant administrative and financial obligations on companies that use or disclose individually identifiable health information relating to the health of a patient. We have implemented policies and procedures to maintain patient privacy and comply with HIPAA’s privacy regulations. However, the privacy regulations are extensive, and official interpretations change over time, and, therefore, we may need to adjust our practices from time to time to ensure continued compliance.

In February 2003, HHS published the final regulations implementing HIPAA that govern the security of electronic protected health information, with a compliance date of April 21, 2005. The security regulations require the implementation of policies and procedures that establish administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of electronic protected health information. Specifically, among other things, in order to comply with the security regulations applicable to us, we must:

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

In addition, in 2009, the Health Information Technology for Economic and Clinical Health (HITECH) Act (enacted as part of the ARRA) expanded some of our obligations under the existing HIPAA privacy and security provisions, including:

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

The significant changes in the Final Rule included:

•

expansion of the HIPAA privacy and security regulations to business associates (contractors and subcontractors) of providers that receive protected health information, and provides a timeline for amendment of existing contracts to ensure compliance;

•	increased penalties for noncompliance based on four levels of negligence with a maximum penalty of $1.5 million per violation;

•	clarification of the circumstances under which breaches of unsecured health information must be reported to HHS;

•	expansion of individual rights to request copies of electronic records in electronic form;

•	modification on authorization requirements for specific records relating to research, immunizations and decedents;

•	limitation on use and disclosure of information for marketing and fundraising purposes;

•	prohibition on the sale of an individuals’ health information without their permission; and

•	extension of privacy rule protections to genetic information, and prohibits most health plans from using or disclosing genetic information for underwriting purposes.

These regulatory requirements impose significant administrative and financial obligations on companies like us that use or disclose electronic health information. We have modified our existing HIPAA privacy and security policies and procedures to comply with the new regulations.

Civil Monetary Penalties

The Secretary of HHS may impose civil monetary penalties on any person or entity that presents, or causes to be presented, certain ineligible claims for medical items or services. The severity of penalties varies depending on the offense, from $2,000 to $50,000 per violation, plus treble damages for the amount at issue and may include exclusion from federal health care programs such as Medicare and Medicaid.

HHS can also impose penalties on a person or entity who offers inducements to beneficiaries for program services, who violates rules regarding the assignment of payments, or who knowingly gives false or misleading information that could reasonably influence the discharge of patients from a hospital. Persons who have been excluded from a federal health care program and who retain ownership in a participating entity and persons who contract with excluded persons may be penalized.

HHS can also impose penalties for false or fraudulent claims and those that include services not provided as claimed. In addition, HHS may impose penalties on claims:

•

for physician services that the person or entity knew or should have known were rendered by a person who was unlicensed, or by a person who misrepresented either their qualifications in obtaining their license, or their certification in a medical specialty;

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

Environmental, Health and Safety Laws

We are subject to federal, state and local regulations governing the storage, use and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental laws and regulations. We are not aware of any violations related to compliance with environmental, health and safety laws through 2013.

Licensing

Our agencies and facilities are subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. To assure continued compliance with these various regulations, governmental and other authorities periodically inspect our agencies and facilities. Additionally, health care professionals at our agencies and facilities are required to be individually licensed or certified under applicable state law. We operate our business to ensure that our employees and agents possess all necessary licenses and certifications.

The institutional pharmacy operations within our facility-based services segment are also subject to regulation by the various states in which we conduct the pharmacy business, as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, administered by the United States Drug

Enforcement Administration, as a dispenser of controlled substances, our pharmacy operations must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. We are not aware of any violations of applicable laws relating to our institutional pharmacy operations through December 31, 2013.

Certificate of Need and Permit of Approval Laws

In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing, constructing, acquiring or expanding certain health services, operations or facilities. In these states, approvals are required for capital expenditures exceeding certain amounts that involve certain facilities or services, including home nursing agencies. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program. The following U.S. jurisdictions require certificates of need or permits of approval for home nursing agencies: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, South Carolina, Tennessee, Vermont, Washington, West Virginia and the District of Columbia. In addition, the state of Louisiana continues to have a moratorium on the issuance of new licenses for home nursing agencies that we expect to remain in effect for 2014.

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

Accreditations

The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of December 31, 2013, the Joint Commission had accredited 264 of our 300 home-based agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.

Employees

As of December 31, 2013, we had 8,186 employees, of which 5,268 were full-time. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.

Insurance

We are subject to claims and legal actions in the ordinary course of our business. To cover claims that may arise, we maintain professional malpractice liability insurance, general liability insurance, automobile liability insurance and workers’ compensation/employer’s liability insurance in amounts that we believe are appropriate and sufficient for our operations. We maintain professional malpractice and general liability insurance that provide primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. We maintain workers’ compensation insurance that meets state statutory requirements with a primary employer liability limit of $1.0 million to cover claims that may arise in the states of Alabama, Arkansas, California, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Minnesota, Mississippi,

Missouri, Nevada, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and Wisconsin. There are no limits to employer liability in Ohio and Washington, so we do not hold third party workers’ compensation insurance to cover claims in those states. All claims within Ohio and Washington are managed through the individual states and not through third party insurance payors. Under our workers’ compensation insurance policies, the Company is self-insured for the first $350,000 in workers compensation liability. We maintain automobile liability insurance for all owned, hired and non-owned autos with a primary limit of $1.0 million. In addition, we currently maintain multiple layers of umbrella coverage in the aggregate amount of $40.0 million that provides excess coverage for professional malpractice, general liability, automobile liability and employer’s liability. We maintain directors and officers’ liability insurance in the aggregate amount of $45.0 million, with an additional $10.0 million of Side A coverage to protect our directors and officers in situations when they are not indemnified by the Company. The cost and availability of insurance coverage has varied widely in recent years. While we believe that our insurance policies and coverage are adequate for a business enterprise of our type, we cannot guarantee that our insurance coverage is sufficient to cover all future claims or that it will continue to be available in adequate amounts or at a reasonable cost.

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

If any of the negative effects associated with the following risks occur, our earnings, financial condition or business could be materially harmed and the trading price of our common stock could decline, resulting in the loss of all or part of stockholders’ investments.

Risk Factors Related to Reimbursement and Government Regulation

We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition or results of operations.

The PPACA and the Health Care Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into law by President Obama on March 23, 2010, and March 30, 2010, respectively. The Acts dramatically alter the United States’ health care system and are intended to decrease the number of uninsured Americans and reduce overall health care costs. The Acts attempt to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, and tying reimbursement to the satisfaction of certain quality criteria. The Acts also contain a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs. Because a majority of the measures contained in the Acts have either just recently or not yet taken effect, it is difficult to predict the impact the Acts will have on our operations. However, depending on how they are ultimately interpreted and implemented, the Acts could have an adverse effect on our business and its financial condition and results of operations.

We derive a majority of our consolidated net service revenue from Medicare. If there are changes in Medicare rates or methods governing Medicare payments for our services, or if we are unable to control our costs, our results of operations and cash flows could decline materially.

For the years ended December 31, 2013, 2012 and 2011, we received 79.8%, 77.9% and 79.7%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. Reductions in Medicare reimbursement could be caused by many factors, including:

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

We receive fixed payments from Medicare for our services based on the level of care provided to our patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing these services. Medicare currently provides for an annual adjustment of the various payment rates, such as the base episode rate for our home nursing services, based upon the increase or decrease of the medical care expenditure category of the Consumer Price Index, which may be less than actual inflation. This adjustment could be eliminated or reduced in any given year. In 2013, we experienced an approximate 1.08% cut in home health reimbursement for our Medicare patients and we expect an additional 1.05% cut in 2014. Also beginning on April 1, 2013 Medicare reimbursement was cut an additional 2% through sequestration as mandated by the Congressional Budget Act for patients with service dates ending on or after April 1, 2013. Further, Medicare routinely reclassifies home health resource groups and long-term care diagnosis-related groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our results of operations, net income and cash flows could be adversely impacted.

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

We are also subject to various routine and non-routine governmental reviews, audits and investigations. These audits include those conducted through the recovery audit contractor program and the zone program integrity contractor program, in which third party firms engaged by CMS conduct extensive reviews of claims data and non-medical and other records to identify potential improper payments under the Medicare Program. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the health care industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers. Although we have invested substantial time and effort in implementing policies and procedures to comply with laws and regulations, we could be subject to liabilities arising from violations. A violation of the laws governing our operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, the termination of our rights to participate in federal and state-sponsored programs or the suspension or revocation of our licenses to operate. If we become subject to material fines or if other sanctions or other corrective actions are imposed upon us, we may suffer a substantial reduction in net income.

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

If our LTACHs fail to meet or maintain the standards for Medicare certification as LTACHs, such as for average minimum patient length-of-stay and restrictions on sources of referral (e.g. 25 Percent rule), they will receive reimbursement under the prospective payment system applicable to general acute care hospitals rather than the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in our LTACHs receiving less Medicare reimbursement than they currently receive for their patient services. Moreover, all but one of our LTACHs are subject to additional Medicare criteria because they operate as separate hospitals located in space leased from and located in a general acute care hospital, known as a host hospital. This is known as a “hospital within a hospital” model. These additional criteria include requirements concerning financial and operational separateness from the host hospital. If any of our LTACHs were subject to payment as general acute care hospitals or failed to comply with the separateness requirements, our net service revenue and net income would decline.

We are reimbursed by Medicare for services we provide in our LTACHs based on the LTC-DRG assigned to each patient. CMS establishes these LTC-DRG by grouping diseases by diagnosis to reflect the amount of resources needed to treat a given disease. The 2007 CMS final rule kept in place the financial penalties associated with the failure to limit the total number of Medicare patients discharged from a host hospital and subsequently readmitted to a long-term acute care hospital located within the host hospital to no greater than 5%. If we fail to comply with these readmission rates or if our reimbursement rates decline due to the reclassification of certain long-term care diagnosis-related groups, our net service revenue and net income could decline.

If the structures or operations of our joint ventures are found to violate the law, it could have a material adverse impact on our financial condition and consolidated results of operations.

Several of our joint ventures are with hospitals and physicians, which are governed by the federal Anti-Kickback Statute and similar state laws. These anti-kickback statutes prohibit the payment or receipt of anything of value in return for referrals of patients or services covered by governmental health care programs, such as Medicare. The OIG has published numerous safe harbors that exempt qualifying arrangements from enforcement under the federal Anti-Kickback Statute. We have sought to satisfy as many safe harbor requirements as possible in structuring our joint ventures. For example, each of our equity joint ventures with hospitals and physicians is structured in accordance with the following principles:

•	the investment interest offered is not based upon actual or expected referrals by the hospital or physician;

•	our joint venture partners are not required to make or influence referrals to the joint venture;

•

at the time the joint venture is formed, each hospital or physician joint venture partner is required to make an actual capital contribution to the joint venture equal to the fair market value of his or her investment interest and is at risk to lose his or her investment;

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

As of December 31, 2013, we operated in 11 states that require health care providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. The U.S. jurisdictions that currently require certificates of need or permits of approval for home health nursing agencies are: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, South Carolina, Tennessee, Vermont, Washington, West Virginia and the District of Columbia. In granting approval, these states consider the need in the service area for additional or expanded health care facilities or services. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.

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

Based on our current plan of operations, including acquisitions, we believe our existing cash balance, when combined with expected cash flows from operations and amounts available under our revolving credit facility, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months. If our future net service revenue or cash flow from operations is less than we currently anticipate, we may not have sufficient funds to implement our growth strategy. Further, we cannot readily predict the timing, size and success of our acquisition and internal development efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing.

The agreement governing our revolving credit facility contains, and future debt agreements may contain, various covenants that limit our discretion in the operation of our business.

The agreement and instruments governing our revolving credit facility, and the agreements and instruments governing future debt agreements may contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios that may restrict our ability to:

•	incur more debt;

•	redeem or repurchase stock, pay dividends or make other distributions;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	make unapproved acquisitions;

•	merge or consolidate;

•	transfer or sell assets; and/or

•	make fundamental changes in our corporate existence and principal business.

In addition, events beyond our control could affect our ability to comply with and maintain such financial tests and ratios. Any failure by us to comply with or maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to our revolving credit facility or any other future debt agreements. An event of default could lead to the acceleration of the maturity of any outstanding loans and the termination of the commitments to make further extensions of credit. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business at our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

Our net service revenue is concentrated in a small number of states, which makes us sensitive to regulatory and economic changes in those states.

For the year ended December 31, 2013, our facilities in Louisiana, Alabama, Mississippi, Tennessee, and Arkansas accounted for approximately 61.2% of our net service revenue. Accordingly, any changes in the current demographic, economic, competitive, or regulatory conditions in these states could have an adverse effect on our business, financial condition, results of operations and cash flows. Medicaid changes in these states could also have a material adverse effect on our results of results of operations and cash flows.

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

Our business is characterized by delays in reimbursement from the time we request payment for our services to the time we receive reimbursement or payment. A portion of our estimated reimbursement (60% for an initial episode of care and 50% for subsequent episodes of care) for each Medicare episode is billed at the commencement of the episode and we typically receive payment within approximately seven days. The remaining reimbursement is billed upon completion of the episode and is typically paid within 14 to 17 days from the billing date. If we have information system problems or issues arise with Medicare or other payors, we may encounter further delays in our payment cycle. For example, in the past we have experienced delays resulting from problems arising out of the implementation by Medicare of new or modified reimbursement methodologies or as a result of natural disasters, such as hurricanes. We have also experienced delays in reimbursement resulting from our implementation of new information systems related to our accounts receivable and billing functions. Any future timing delay may cause working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our consolidated results of operations and liquidity. Our working capital management procedures may not successfully negate this risk. Significant delays in payment or reimbursement could have an adverse impact on our liquidity and financial condition.

Risk Factors Related to Operations and our Growth Strategy

We could be required to record a material non-cash charge to income if our recorded goodwill or intangible assets are impaired.

Goodwill and other intangible assets represent a significant portion of the assets on our balance sheet and are assessed for impairment annually. The goodwill assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to the reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the fair value of goodwill. If we determine that the fair value is less than our book value, we could be required to record a non-cash impairment charge to our consolidated statements of operations, which could have a material adverse effect on our earnings, debt covenants and ability to access capital.

We assess other intangible assets, such as trade names and licenses, individually, based on expected revenue and cash flows to be generated by those assets. Specific economic factors and conditions attributed to local agencies could cause these expected revenue and cash flows to decrease. If we determine that the fair value is less than the carrying value, we could be required to record material non-cash impairment charges, which could have a material adverse effect on our earnings, debt covenants and ability to access capital.

Our allowance for contractual adjustments and doubtful accounts may not be sufficient to cover uncollectible amounts.

On an ongoing basis, we estimate the amount of Medicare, Medicaid and private insurance receivables that we will not be able to collect. This allows us to calculate the expected loss on our receivables for the period we are reporting. Our allowance for contractual adjustments and doubtful accounts may underestimate actual uncollectible receivables for various reasons, including:

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

We rely on our ability to attract and retain qualified nurses and other health care professionals. The availability of qualified nurses nationwide has declined in recent years and competition for these and other health care professionals has increased and, therefore, salary and benefit costs have risen accordingly. Our ability to attract and retain nurses and other health care professionals depends on several factors, including our ability to provide desirable assignments and competitive benefits and salaries. We may not be able to attract and retain qualified nurses or other health care professionals in the future. In addition, the cost of attracting and retaining these professionals and providing them with attractive benefit packages may be higher than anticipated which could cause our net income to decline. Moreover, if we are unable to attract and retain qualified professionals, the quality of services offered to our patients may decline or our ability to grow may be constrained.

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

Our success depends significantly on referrals from physicians, hospitals and other health care providers in the communities in which we deliver our services. Our referral sources are not obligated to refer business to us and may refer business to other health care providers. We believe many of our referral sources refer business to us as a result of the quality of patient care provided by our local employees in the communities in which our agencies and facilities are located. If we are unable to retain these employees, our referral sources may refer business to other health care providers. Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could adversely affect our ability to expand our operations and operate profitably.

We face competition, including from competitors with greater resources, which may make it difficult for us to compete effectively as a provider of post-acute health care services.

We compete with local and regional home nursing and hospice companies, hospitals and other businesses that provide post-acute health care services, some of which are large, established companies that have significantly greater resources than we do. Our primary competition comes from local operators in each of our markets. We expect our competitors to develop joint ventures with providers, referral sources and payors, which could result in increased competition. The introduction by our competitors of new and enhanced service offerings, in combination with industry consolidation and the development of competitive joint ventures, could cause a decline in net service revenue and loss of market acceptance of our services. Future increases in competition from existing competitors or new entrants may limit our ability to maintain or increase our market share. We may not be able to compete successfully against current or future competitors and competitive pressures may have a material adverse impact on our business, financial condition and results of operations.

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

We intend to continue growing through the acquisition of additional home-based agencies and the formation of joint ventures with hospitals for the operation of home-based agencies. We face competition for acquisition and joint venture candidates, which may limit the number of acquisition and joint venture opportunities available to us or lead to the payment of higher prices for our acquisitions and joint ventures. We cannot guarantee that we will be able to identify suitable acquisition or joint venture opportunities in the future or that any such opportunities, if identified, will be consummated on favorable terms, if at all. Without successful acquisitions or joint ventures, our future growth rate could decline. In addition, we cannot guarantee that any future acquisitions or joint ventures, if consummated, will result in further growth.

Federal regulation may impair our ability to consummate acquisitions or open new agencies.

Changes in federal laws or regulations may materially adversely impact our ability to acquire home nursing agencies or open new start-up home nursing agencies. For example, CMS recently adopted a regulation known as the “36 Month Rule” that is applicable to home health agency acquisitions. Subject to certain exceptions, the 36 Month Rule prohibits buyers of certain home health agencies – those that either enrolled in Medicare or underwent a change in ownership fewer than 36 months prior to the acquisitions – from assuming the Medicare billing privileges of the acquired agency. Instead, the acquired home health agencies must enroll as new providers with Medicare. As a result, the 36 Month Rule may further increase competition for acquisition targets that are not subject to the rule, and may cause significant Medicare billing delays for the purchases of home health agencies that are subject to the rule.

We are the subject of an inquiry by the federal government, which could have an adverse impact on our financial condition and operations.

We operate in a highly regulated industry and are the subject of an inquiry by the federal government. We are cooperating with the government agency with respect to the inquiry and producing the requested records. Any negative findings could have a material adverse impact on our operations and financial condition. Although we cannot predict when this matter may be resolved, it is not unusual for an investigation such as this one to continue for a considerable period of time. Responding to this inquiry will continue to require management’s attention and significant legal expense. See Part I, Item 3. Legal Proceedings in this Annual Report on Form 10-K for additional information regarding this inquiry.

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

Our information systems are networked via public network infrastructure and standards based encryption tools that meet regulatory requirements for transmission of protected health information over such networks. However, threats from computer viruses, instability of the public network on which our data transit relies, or other instances that might render those networks unstable or disabled would create operational difficulties for us, including difficulties effectively transmitting claims and maintaining efficient clinical oversight of our patients, as well as disrupting revenue reporting and billing and collections management, which could adversely affect our business or operations. If personal or protected information of our patients, employees or others with whom we do business is tampered with, stolen or otherwise improperly accessed, we may incur additional fines and penalties associated with the breach of security or take other action with respect to judicial or regulatory actions arising out of the incident, including under HIPAA or other judicial acts, as applicable.

Risk Factors Related to our Ownership and Management

Start-up home nursing agencies can be delayed from opening in a timely manner due to processing or regulatory approvals.

There can be delays associated with opening a de novo home nursing agency. These delays are the result of processing delays with the state regulatory bodies as well as processing delays by the associated fiscal intermediaries that serve as billing liaisons between the home nursing agency and CMS. To initiate operations at a de novo home nursing agency, we must submit the necessary applications along with the required documentation to the appropriate state and federal regulatory bodies. However, CMS has issued a memorandum which prioritizes the initial surveys for new Medicare providers as lowest priority for the state regulatory bodies. Moreover, depending on state requirements, the fiscal intermediary may need to receive the state license before the approval process can move forward. Once the necessary application and documentation has been submitted to the state and federal regulatory bodies, there is a testing period of transmitting data from the applicant to CMS. Once complete, the home nursing agency receives a provider agreement and corresponding number and can begin billing. If we are unable to obtain regulatory approval for our de novo home nursing agencies in a timely manner, such delays could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

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

Our executive officers and directors and their affiliates hold a substantial portion of our outstanding share of common stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

Our executive officers and directors and individuals or entities affiliated with them, beneficially own an aggregate of approximately 31.7% of our outstanding shares of common stock as of December 31, 2013. The interests of these stockholders may differ from other stockholders’ interests. If they were to act together, these affiliated stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, business combinations, the amendment of our certificate of incorporation and other significant corporate actions.

Certain provisions of our charter, bylaws, and Delaware law may delay or prevent a change in control of the Company.

Delaware law and our governing documents contain provisions that may enable our Board of Directors to resist a change in control of the Company. These provisions include:

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

Our common stock is traded infrequently, which may cause volatility in our stock price, including a decline in value.

We have a relatively low volume of daily trades in our common stock on the NASDAQ Global Select Market (“NASDAQ”). For example, the average daily trading volume of our common stock on NASDAQ over the three-month trading period ending February 28, 2014 was approximately 61,141 shares per day. Because our common stock is traded infrequently, the price per share of our common stock can fluctuate more significantly from day-to-day than a widely held stock that is actively traded on a daily basis. For example, trading of a large volume of our common stock may have a significant impact on the trading price of our common stock. In addition, future issuances of our common stock, including the exercise of any options or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future and the issuance of our common stock in connection with acquisitions, could have an adverse effect on the market price of our common stock.

If we identify deficiencies in our internal control over financial reporting, our business and our stock price could be adversely affected.

We are required to report on the effectiveness of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley. Under Section 404, we are required to assess the effectiveness of our internal control over financial reporting and report our conclusion in our annual report. Our independent registered public accounting firm is also required to report its conclusion regarding the effectiveness of our internal control over financial reporting. The existence of one or more material weaknesses would require us and our auditor to conclude that our internal control over financial reporting is not effective. If material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny and a loss of public confidence in our financial reporting, which could have an adverse effect on our business and price of our common stock.

Item 1B.	Unresolved Staff Comments.

We have no unresolved written comments from the staff of the SEC regarding our periodic or current reports filed under the Exchange Act.

Item 2.	Properties.

Our principal executive offices are located in two properties in Lafayette, Louisiana. One property is 22,571 square feet of leased general commercial office space under a lease that commenced on March 1, 2004 and expires on December 31, 2021. The second property is 28,768 square feet of leased general commercial office space under a lease that commenced on December 27, 2008 and expires on December 31, 2021.

Of our 300 owned and/or operated home-based service locations, five are owned by us and the remaining locations are in leased facilities. Most of our home-based service locations are located in general commercial office space. Generally, the leases for our home-based service locations have initial terms of one year, but range from one to five years. Most of the leases either contain multiple options to extend the lease period in one-year increments or convert to a month-to-month lease upon the expiration of the initial term. Eight of our LTACHs are HWHs, meaning we have a lease or sublease for space with the host hospital. Generally, our leases or subleases for LTACHs have initial terms of five years, but range from three to ten years. Most of our leases and subleases for our LTACHs contain multiple options to extend the term in one-year increments. The following table shows our locations of our home-based and facility-based services facilities:

	Home-Based Services	Facility-Based Services
Louisiana	48	11
Alabama	33	—
Tennessee	28	—
Mississippi	27	—
Kentucky	26	—
Arkansas	24	—
West Virginia	17	—
Texas	12	—
Washington	12	—
Idaho	9	—
Maryland	9	—
Missouri	9	—
Georgia	8	—
Illinois	8	—
California	6	—
Oregon	6	—
Virginia	4	—
Florida	3	—
North Carolina	2	—
Ohio	2	—
South Carolina	2	—
Minnesota	1	—
Nevada	1	—
Oklahoma	1	—
Pennsylvania	1	—
Wisconsin	1	—

	300	11

Item 3.	Legal Proceedings.

We are involved in various legal proceedings arising in the ordinary course of business. Although the results of legal proceedings cannot be predicted with certainty, management believes the outcome of pending proceedings will not have a material adverse effect on our condensed consolidated financial statements, after considering the effect of our insurance coverage.

On October 17, 2011, we received a subpoena from the Department of Health and Human Services Office of Inspector General (the “OIG”). The subpoena requested documents related to our agencies in Oregon, Washington and Idaho. We have continued to produce the requested documents and are cooperating with the OIG’s review in this matter. We cannot predict the outcome or effect of this review, if any, on our business or financial condition and results of operations.

On June 13, 2012, a putative shareholder securities class action was filed against us and our Chairman and Chief Executive Officer in the United States District Court for the Western District of Louisiana, styled City of Omaha Police & Fire Retirement System v. LHC Group, Inc., et al., Case No. 6:12-cv-01609-JTT-CMH. The action was filed on behalf of LHC shareholders who purchased shares of our common stock between July 30, 2008 and October 26, 2011. Plaintiff generally alleges that the defendants caused false and misleading statements to be issued in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and that our Chairman and Chief Executive Officer is a control person under Section 20(a) of the Exchange Act. On November 2, 2012, Lead Plaintiff City of Omaha Police & Fire Retirement System filed an Amended Complaint for Violations of the federal Securities Laws (“the Amended Complaint”) on behalf of the same putative class of LHC shareholders as the original Complaint. In addition to claims under Sections 10(b) and 20(a) of the Exchange Act, the Amended Complaint added a claim against our Chairman and Chief Executive Officer for violation of Section 20A of the Exchange Act. We believe these claims are without merit and intend on defending this lawsuit vigorously. On December 17, 2012, we filed, together with our Chairman and Chief Executive Officer, a motion to dismiss the Amended Complaint, which was denied by Order dated March 15, 2013. The parties are presently conducting fact discovery. We cannot predict the outcome or effect of this lawsuit, if any, on our financial condition and results of operations.

On October 18, 2013, a derivative complaint was filed by a purported LHC shareholder against certain of our current and former executive officers, employees and members of our Board of Directors in the United States District Court for the Western District of Louisiana, styled Plummer v. Myers, et al., Case No. 6:13-cv-02899-JTT-CMH. The action was brought derivatively on our behalf and we are also named as a nominal defendant. Plaintiff generally alleges that the individual defendants breached various fiduciary duties that they owed to us. The complaint also alleges claims for insider selling and unjust enrichment against our Chairman and Chief Executive Officer and our former President and Chief Operating Officer. We believe that these claims are without merit and we intend on defending this lawsuit vigorously. By Order dated December 6, 2013, this action is currently stayed pending the conclusion of expert discovery in the related City of Omaha shareholder securities class action described above. We cannot predict the outcome or effect of this lawsuit, if any, on our financial condition and results of operations.

On December 30, 2013, a derivative complaint was filed by a purported Company shareholder against certain of the our current and former executive officers, employees and members of our Board of Directors in the United States District Court of the Western District of Louisiana, styled McCormack v. Myers, et al., Case No. 6:13-cv-03301-JTT-CMH. The action was brought derivatively on our behalf and we are also named as a nominal defendant. Plaintiff generally alleges that the individual defendants breached their fiduciary duties owed to us and wasted corporate assets. Plaintiff also alleges that our Chairman and Chief Executive Officer caused false and misleading statements to be issued in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and that our Directors are control persons under Section 20(a) of the Exchange Act. The complaint also alleges claims for insider selling, misappropriation of information and unjust enrichment against our Chairman and Chief Executive Officer and our former President and Chief Operating Officer. We anticipate that this derivative action will be consolidated with the related Plummer derivative action described above. We believe these claims are without merit and intend to defend this lawsuit vigorously. We cannot predict the outcome or effect of this lawsuit, if any, on our financial condition and results of operations.

Except as discussed above, we are not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Sales of Unregistered Common Stock

None

Market Information and Holders

Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LHCG.” As of February 28, 2014, there were approximately 299 registered holders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock since our initial public offering in 2005 and do not anticipate paying dividends in the foreseeable future. We currently intend to retain future earnings, if any, to support the development and growth of our business. Payment of future dividends, if any, will be at the discretion of our Board of Directors and subject to any requirements under our credit facility or any future debt instruments.

Price Range of Common Stock

The following table provides the high and low prices of our common stock during 2013 and 2012 as quoted by NASDAQ:

	High	Low
2013
Fourth Quarter	$24.59	$19.79
Third Quarter	26.49	19.30
Second Quarter	23.50	19.58
First Quarter	22.67	20.08

	High	Low
2012
Fourth Quarter	$22.12	$16.33
Third Quarter	18.70	16.86
Second Quarter	18.87	16.45
First Quarter	19.71	12.57

The closing price of our common stock as reported by NASDAQ on February 28, 2014 was $23.56.

Performance Graph

This item is incorporated by reference from our annual report to stockholders for the fiscal year ended December 31, 2013.

Issuer Purchases of Equity Securities

In October 2010, our Board of Directors authorized a program to repurchase shares of our common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). We anticipate that we will finance the Stock Repurchase Program with cash from general corporate funds or draws under our credit facility, the terms of which allow us to purchase up to $50.0 million of our common stock without obtaining approval from the bank group that holds our debt. We may repurchase shares of our common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations.

We account for the repurchase of shares of our common stock under the cost method. We use the average cost method upon the subsequent reissuance of treasury shares. During the twelve months ended December 31, 2013, no shares were repurchased. During the twelve months ended December 31, 2012, we repurchased 1,540,813 shares of common stock at an aggregate cost of $27.0 million, including commissions, or an average cost per share of $17.52. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $22.5 million at December 31, 2013.

Item 6.	Selected Financial Data.

The selected consolidated financial data presented below is derived from our audited consolidated financial statements included in this Annual Report on Form 10-K as of and for each of the years ended December 31, 2013, 2012 and 2011. The selected consolidated financial data presented below as of and for each of the years ended December 31, 2010 and 2009 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The financial data for the years ended December 31, 2013, 2012 and 2011 should be read together with our consolidated financial statements and related Notes included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included herein (amounts in thousands, except share and per share data).

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Net service revenue	$658,283	$637,569	$633,872	$631,567	$529,246
Gross margin	274,819	271,817	281,526	305,046	261,465
Operating income (loss)	46,757	54,305	(6,382)	95,602	85,046
Income (loss) from continuing operations	29,146	35,428	(3,651)	64,546	57,900
Net income (loss) attributable to LHC Group, Inc.	22,342	27,440	(13,244)	48,759	43,841
Change in the redemption value of redeemable noncontrolling interests	—	—	—	41	45

Net income (loss) available to LHC Group, Inc.’s common stockholders	22,342	27,440	(13,244)	$48,800	$43,886

Net income (loss) attributable to LHC Group Inc.’s common stockholders per basic share:	$1.31	$1.54	$(0.73)	$2.69	$2.44

Net income (loss) attributable to LHC Group Inc.’s common stockholders per diluted share:	$1.30	$1.53	$(0.73)	$2.68	$2.43

Weighted average shares outstanding:
Basic	17,049,794	17,853,321	18,265,118	18,119,183	17,960,376
Diluted	17,132,751	17,899,195	18,265,118	18,226,091	18,069,897

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash	$14,014	$9,720	$256	$288	$394
Total assets	422,226	386,894	396,376	357,305	307,615
Total debt	23,212	19,500	34,820	—	11,802
Total LHC Group, Inc. stockholders’ equity	$293,009	$268,181	$263,683	$273,741	$221,172

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contains forward-looking statements about our future revenues, operating results, plans and expectations. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in Part I, Item 1A. Risk Factors. Also, please read the “Cautionary Statement Regarding Forward-Looking Statements” set forth at the beginning of this Annual Report on Form 10-K.

Please read the following discussion in conjunction with Part 1 of this Annual Report on Form 10-K as well as our Consolidated Financial Statements and the related Notes contained elsewhere in this Annual Report on Form 10-K.

Overview

We provide post-acute health care services primarily to Medicare beneficiaries throughout the United States, through our home nursing agencies, hospices and LTACHs. Our net service revenue increased $20.7 million to $658.3 million for the year ending December 31, 2013, from $637.6 million for the year ending December 31, 2012. During 2013, we acquired 25 home nursing agencies, such that, as of December 31, 2013, we operated 311 locations in the following 26 states: Alabama, Arkansas, California, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.

Segments

We operate in two segments for financial reporting purposes: home-based services and facility-based services. We derived 88.5%, 88.4% and 88.0% of our net service revenue during the years ended December 31, 2013, 2012 and 2011, respectively, from our home-based services segment and derived the balance from our facility-based services segment.

Through our home-based services segment we offer a wide range of services, including skilled nursing, community-based services, physical, occupational and speech therapy, medically-oriented social services and hospice care. As of December 31, 2013, our home-based services segment was comprised of the following service locations:

Type of Service
Home Health	255
Hospice	34
Community-Based	5
Specialty Services	3
Management Companies	3

300

Of our 300 home-based services locations, as of December 31, 2013, 162 are wholly-owned by us, 128 are majority-owned or controlled by us through joint ventures, seven are controlled by us through license lease arrangements and the remaining three are management companies in which we have no ownership interest. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and organic development. As we acquire and develop home nursing agencies, we anticipate the percentage of our net service revenue and operating income derived from our home-based services segment will continue to increase.

We provide facility-based services principally through our LTACHs. As of December 31, 2013, we owned and operated six LTACHs with nine locations, of which all but one are located within host hospitals. We also owned and operated a pharmacy and a family health center. Of these 11 facility-based services locations as of December 31, 2013, six are wholly-owned by us and five are majority-owned or controlled by us through joint ventures.

Development Activities

The following table provides a summary of our acquisitions, divestitures and internal development activities from January 1, 2011 through December 31, 2013. This table does not include the three management services agreements under which we manage the operations of three home nursing agencies, through our home-based services segment.

	Home-Based Services			Facility-Based Services
	Home Nursing Agencies	Hospice Agencies	Specialty and Private Duty	Long-Term Acute Care Hospitals	Specialty
Year
Total at January 1, 2011	257	26	10	9	3
Developed	6	—	—	—	—
Acquired	5	8	—	—	—
Divested/Merged	(21)	(2)	(3)	—	—

Total at January 1, 2012	247	32	7	9	3
Developed	—	—	—	—	—
Acquired	3	—	—	—	—
Divested/Merged	(18)	—	—	—	(1)

Total at January 1, 2013	232	32	7	9	2
Developed	—	—	1	—	—
Acquired	23	2	—	—	—
Divested/Merged	—	—	—	—	—

Total at December 31, 2013	255	34	8	9	2

Recent Developments

Home-Based Services

Home Nursing.

When the PPACA was enacted in 2010, it changed a number of Medicare payment rates, including the reinstatement of the 3% home health rural add-on, which began on April 1, 2010 (expiring January 1, 2016). Other changes from PPACA that took effect on or after January 1, 2011 are:

•	reducing the market basket adjustment to be determined by CMS for each of 2011, 2012 and 2013 by 1%;

•	instituting a full productivity adjustment beginning in 2015; and

•	rebasing of the base payment rate for Medicare beginning in 2014 and phasing in over a four year period.

On November 2, 2012, CMS issued the final rule (effective January 1, 2013) regarding payment rates for home health services provided during 2013, which included the following elements:

•

decreased the base payment rate to $2,137.73 in 2013 as compared to $2,138.52 in 2012. The decrease is made up of a market basket increase of 2.3% less a reduction of 1% to the market basket as defined by PPACA and less a 1.32% case mix adjustment carried over from 2012.

•	adjusted the wage index and increased the labor related portion of the base payment rate from 77.082% to 78.535% which decreases payments to the home health industry an aggregate of 0.37%.

•	allows non-physician practitioners in an acute or post-acute setting to perform the required face-to-face encounter and inform the certifying physician.

•

revised the therapy regulations concerning cases where multiple therapy disciplines are involved, and the required reassessment visit was missed for any one of the therapy disciplines for which therapy services were being provided, to mandate that therapy coverage would cease only for that particular therapy discipline. Therefore, as long as the required therapy reassessments were completed timely for the other remaining therapy disciplines, therapy services would continue to be covered for those other remaining therapy disciplines. CMS further revised the therapy regulations to clarify that in cases where the patient is receiving more than one type of therapy, qualified therapists could complete their reassessment visits during the 11th, 12th, or 13th visit for the required 13th visit reassessment and the 17th, 18th, or 19th visit for the required 19th visit reassessment.

•

provided additional sanctions for enforcement of survey deficiencies that included the following, which are not mutually exclusive (meaning that CMS could impose any or all of them), each of which required 15 days notice prior to effect:

(a)	Civil money penalties;

(b)	Suspension of payment for all new admissions and new payment episodes;

(c)	Temporary management of the home health agency;

(d)	Directed plan of correction; and

(e)	Directed in-service training.

On November 22, 2013, CMS issued a final rule (effective January 1, 2014) regarding payment rates for home health services in CY 2014. Under the CY 2014 rule, CMS is:

•	decrease base payment rate by 1.05%, which is made up of a market basket increase of 2.3%, rebasing decrease of 2.75% and HH PPS Grouper refinements decrease of 0.6%.

•

reduce the average case-mix weight for 2014 from 1.3464 to 1.0000. To offset the effect of resetting the case mix average to 1.000, CMS will upwardly-adjust the national, standardized 60-day episode payment rate by the same factor that it used to decrease the weights from $2,137.73 in 2013 to $2,869.27 in 2014.

•	remove 170 diagnosis codes from assignment to diagnosis groups within HHPPS Grouper.

•	begin using ICD-10-CM codes within HH PPS Grouper, effective October 1, 2014.

•	reduce rebasing amounts for 2014 through 2017 by an aggregate of $80.95, which is 3.5% of 2010 rates or 2.75% of 2013 rates.

Hospice.

On July 24, 2012, CMS issued its final rule for hospice for fiscal year (“FY”) 2013, which increases Medicare reimbursement payments by 0.9% over FY 2012 rates. The 0.9% increase consists of a 2.6% inflationary market basket update offset by a 0.6% reduction for the fourth year of CMS’ seven-year phase-out of its wage index budget neutrality adjustment factor (“BNAF”), a 0.7% reduction for the productivity adjustment, a 0.3% reduction to the market basket as defined by PPACA, and a 0.1% reduction related to the wage index changes. The 0.9% does not include the deficit reduction sequester approved earlier by Congress. The final rule also provides clarification regarding diagnosis reporting on hospice claims. CMS is concerned that hospices reporting a single diagnosis on claims were not providing an accurate description of the patients’ conditions, and that providers should instead code and report coexisting or additional diagnoses (if applicable) on claims in order to more fully describe the Medicare patients they are treating. CMS indicates that it is also moving forward with hospice payment reform efforts and will continue to investigate Medicare Payment Advisory Commission, Office of the Inspector General, and Government Accountability Office recommendations, as well as other payment options, as part of this comprehensive effort. CMS does not, however, provide an anticipated timeline for public release of information about proposals to alter the current hospice payment system.

The following table shows the hospice Medicare payment rates for FY 2013, which began on October 1, 2012 and ended September 30, 2013 (the payment rates do not reflect the 2% sequestration cut):

Description	Rate per patient day
Routine Home Care	$153.45
Continuous Home Care	$895.56
Full Rate = 24 hours of care
$37.32 = hourly rate
Inpatient Respite Care	$158.72
General Inpatient Care	$682.59

On August 2, 2013, CMS released its final rule for hospice for FY 2014, which increases Medicare reimbursement payments by 1.0% over FY 2013. The 1.0% increase consists of a 2.5% inflationary market basket update offset by a 0.7% reduction related to the wage index changes and the fifth year of CMS’s seven-year phase-out of its wage index BNAF, a 0.5% reduction for the productivity adjustment, and a 0.3% reduction to the market basket as defined by PPACA. The following table shows the hospice Medicare payment rates for FY 2014, which began on October 1, 2013 and will end September 30, 2014 (the payment rates do not reflect the 2% deficit reduction sequestration cut):

Description	Rate per patient day
Routine Home Care	$156.06
Continuous Home Care	$910.78
Full Rate = 24 hours of care
$37.95 = hourly rate
Inpatient Respite Care	$161.42
General Inpatient Care	$694.19

Facility-Based Services

LTACHs. On August 1, 2012 CMS released its final rule for LTACH Medicare reimbursement for FY 2013 which began on October 1, 2012 and ended on September 30, 2013. In the aggregate, payments for FY 2013 increased by 1.8% over FY 2012 rates. The 1.8% increase consists of a 2.6% inflationary market basket update offset by a 0.7% reduction for the productivity adjustment, a 0.1% reduction to the market basket as defined by PPACA. LTACH payment rates were reduced by approximately 1.3%, to 0.5%, for the “one-time” BNAF for discharges on or after December 29, 2012. The 0.5% does not include the 2% reduction to Medicare payments caused by sequestration as mandated by the Congressional Budget Act for patients with service dates ending on or after April 1, 2013.

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

On August 2, 2013, CMS released its final rule for LTACH Medicare reimbursement for fiscal year 2014, which began on October 1, 2013 and ends on September 30, 2014. In the aggregate, payments for fiscal year

2014 will increase by 1.3% over fiscal year 2013 rates. The 1.3% increase consists of a 2.5% inflationary market basket update, offset by a 0.5% reduction for the productivity adjustment, and a 0.3% reduction to the market basket as defined by PPACA. LTACH payment rates will also be reduced by approximately 1.3% for the “one-time” BNAF and projected increases in estimated high cost outlier payments as compared to fiscal year 2013.

The LTACH fiscal year 2014 final rule also addresses the 25 Percent rule. Under the 25 Percent patient threshold policy, if an LTACH admits more than 25% of its patients from a single acute care hospital, Medicare will pay the LTACH at a lower rate comparable to IPPS hospitals for those patients above the 25 Percent threshold. A statutory moratorium on application of the 25 Percent rule was in place from December 2007 through December 2012. CMS stated its intention to extend the moratorium for fiscal year 2013, but allow the policy to go into effect in fiscal year 2014. The imposition of the 25 Percent rule will apply to all LTACHs beginning with their first cost reporting period beginning on or after October 1, 2013. As described below, recent legislation has suspended the 25 Percent rule for most LTACHs for two years.

The estimated changes to Medicare payments for home health, hospice and LTACHs for 2013 and 2014 do not include the deficit reduction sequester cuts to Medicare that were to begin on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.

On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013 (Public Law 113-67) . This new law prevents a scheduled payment reduction for physicians and other practitioners who treat Medicare patients from taking effect on January 1, 2014. Included in the legislation are the following changes to LTACH reimbursement:

•	Medicare discharges from LTACHs will continue to be paid at full LTACH PPS rates if:

•	the patient spent at least 3 days in a short-term care hospital (STCH) intensive care unit (ICU) during a STCH stay that immediately preceded the LTACH stay, or

•	the patient was on a ventilator for more than 96 hours in the LTACH (based on the MS-LTACH DRG assigned) and had a STCH stay immediately preceding the LTACH stay.

Also, the LTACH discharge cannot have a principal diagnosis that is psychiatric or rehabilitation.

•	All other Medicare discharges from LTACHs will be paid at a new “site neutral” rate, which is the lesser of:

•	the IPPS comparable per diem amount determined using the formula in the short-stay outlier regulation at 42 C.F.R. § 412.529(d)(4) plus applicable outlier payments, or

•	100% of the estimated cost of the services involved.

•	The above new payment policy will not be effective until LTACH cost reporting periods beginning on or after October 1, 2015, and the site neutral payment rate will be phased-in over three years.

•

For cost reporting periods beginning on or after October 1, 2015, discharges paid at the site neutral payment rate or by a Medicare Advantage plan (Part C) will be excluded from the LTACH average length-of-stay (“ALOS”) calculation.

•

For cost reporting periods beginning in fiscal year 2016 and later, CMS will notify LTACHs of their “LTACH discharge payment percentage” (i.e., the number of discharges not paid at the site neutral payment rate divided by the total number of discharges).

•

For cost reporting periods beginning in fiscal year 2020 and later, LTACHs with less than 50% of their discharges paid at the full LTACH PPS rates will be switched to payment under the IPPS for all discharges in subsequent cost reporting periods. However, CMS will set up a process for LTACHs to seek reinstatement of LTACH PPS rates for applicable discharges.

•	MedPAC will study the impact of the above changes on quality of care, use of hospice and other post-acute care settings, different types of LTACHs and growth in Medicare spending on LTACHs.

MedPAC is to submit a report to Congress with any recommendations by June 30, 2019. The report is to also include MedPAC’s assessment of whether the 25 Percent rule should continue to be applied.

•

25 Percent rule relief for freestanding LTACHs, HWHs and satellite facilities will be extended without interruption for cost reporting periods beginning on or after December 29, 2007 through December 28, 2016. Grandfathered HWHs will be permanently exempt from the 25 Percent rule. CMS must report to Congress by December 18, 2015 on whether the 25 Percent rule should continue to be applied.

•

The moratorium on new LTACH facilities and increases in LTACH beds will be renewed for the period from January 1, 2015 to September 30, 2017. Although the introductory language only refers to a moratorium extension for LTACH bed increases, the amendment to the MMSEA would extend both moratoriums. No exceptions will apply during this extension of the moratoriums.

•	Not later than October 1, 2015, CMS will establish a new functional status quality measure for change in mobility of ventilator patients.

•	As part of the fiscal year 2015 or 2016 rulemaking, CMS is to study payment rates and regulations that apply to the special category of neoplastic disease LTACHs and may adjust such payment rates.

2013 and 2012 Operational Data

The following table sets forth, for the period indicated, data regarding aggregate admissions and Medicare admissions to our home-based agencies and patient days for our LTACHs. Certain historical data has been included in order to present a more comparative analysis of the statistical data.

	Three Months Ended March 31, 2013	Three Months Ended June 30, 2013	Three Months Ended September 30, 2013	Three Months Ended December 31, 2013
Home-Based Agencies:
Average census	36,323	35,841	34,545	34,189
Average Medicare census	27,566	27,274	26,455	26,356
Admissions	32,473	32,077	31,374	30,737
Medicare admissions	22,529	21,797	22,023	21,436
LTACHs:
Patient days	16,118	15,283	15,321	15,116

	Three Months Ended March 31, 2012	Three Months Ended June 30, 2012	Three Months Ended September 30, 2012	Three Months Ended December 31, 2012
Home-Based Agencies:
Average census	33,621	33,949	33,547	33,934
Average Medicare census	25,586	25,702	25,161	25,596
Admissions	28,875	27,630	28,329	28,616
Medicare admissions	20,064	18,832	19,395	19,704
LTACHs:
Patient days	16,191	15,822	15,335	15,552

Consolidated Results of Operations

The following table sets forth, for the periods indicated, our consolidated results (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Consolidated Services Data:
Net service revenue	$658,283	$637,569	$633,872
Cost of service revenue	383,464	365,752	352,346

Gross margin	274,819	271,817	281,526
Provision for bad debts	13,929	11,875	12,320
General and administrative expenses	214,133	205,637	210,588
Settlement with government agencies	—	—	65,000

Operating income (loss)	$46,757	$54,305	$(6,382)
Interest expense	(1,995)	(1,550)	(1,018)
Non-operating income, including gain (loss) on sale of assets and entities	243	184	1,781
Income tax expense (benefit)	15,859	17,511	(1,968)
Income attributable to noncontrolling interests	6,804	7,988	9,593

Net income (loss) available to LHC Group, Inc.’s common stockholders.	$22,342	$27,440	$(13,244)

The following table sets forth our consolidated results as a percentage of net service revenue, except income tax expense (benefit), which is presented as a percentage of income (loss) attributable to LHC Group, Inc.’s common stockholders:

	Year Ended December 31,
	2013	2012	2011
Consolidated Services Data:
Cost of service revenue	58.3%	57.4%	55.6%
Gross margin	41.7%	42.6%	44.4%
Provision for bad debts	2.1%	1.9%	1.9%
General and administrative expenses	32.5%	32.3%	33.2%
Settlement with government agencies	—	—	10.3%
Operating income (loss)	7.1%	8.5%	(1.0)%
Interest expense	0.3%	0.2%	0.2%
Non-operating income, including gain (loss) on sale of assets and entities	0.0%	0.0%	0.3%
Income tax expense (benefit)	41.5%	39.0%	(12.9)%
Income attributable to noncontrolling interests	1.0%	1.3%	1.5%
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	3.4%	4.3%	(2.1)%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Service Revenue

Consolidated net service revenue for the year ended December 31, 2013 was $658.3 million compared to $637.6 million for the same period in 2012, an increase of approximately $20.7 million, or 3.2%. Consolidated net service revenue growth in 2013 was primarily due to an increase in census and admits as well as revenue growth from our acquisition of 25 agencies during 2013. Consolidated net service revenue was comprised of the following for the periods ending December 31:

	2013	2012
Home-based services	88.5%	88.4%
Facility-based services	11.5	11.6

	100.0%	100.0%

Revenue derived from Medicare represented 79.8% and 77.9% of our consolidated net service revenue for the years ended December 31, 2013 and 2012, respectively.

Cost of Service Revenue

Consolidated cost of service revenue for the year ended December 31, 2013 was $383.5 million compared to $365.8 million for the same period in 2012, an increase of approximately $17.7 million, or 4.8%. The increase in cost of service revenue was directly associated with the increase in the number of locations we operated, offset by productivity improvements and efficiencies gained through our Point of Care (“POC”) initiatives that we have implemented throughout the past year.

Provision for Bad Debts

Consolidated provision for bad debts for the year ended December 31, 2013 was $13.9 million compared to $11.9 million for the same period in 2012, an increase of approximately $2.0 million, or 16.8%. The increase was associated with growth in net service revenue combined with an increase in collection risks identified on a group of claims from certain commercial insurance payor contracts and self payor claims.

General and Administrative Expenses

Consolidated general and administrative expenses for the year ended December 31, 2013 were $214.1 million compared to $205.6 million for the same period in 2012, an increase of approximately $8.5 million, or 4.1%. The increase was associated with an increase in the number of locations we operated, an increase in POC device costs due to an increase in the number of locations we now have on POC platform, and an increase in certain acquisition costs such as legal and broker fees. The increase was partially offset by reductions of staff resulting from the benefits derived from POC initiatives implemented during the past year.

Consolidated general and administrative expenses consist primarily of principal executive office and field administrative salary and related salary costs, supplies, depreciation, advertising, employee recruitment, rent expense and property taxes.

Interest Expense

Consolidated interest expense for the year ended December 31, 2013 was $2.0 million compared to $1.6 million for the same period in 2012, an increase of approximately $0.4 million, or 25%. This increase relates directly to balances outstanding on our revolving credit facility in each year.

Income Tax Expense

Consolidated income tax expense for the year ended December 31, 2013 was $15.9 million compared to $17.5 million for the same period in 2012, a decrease of approximately $1.6 million, or 9.1%. The decrease resulted from a decrease in pretax income.

Net Income Attributable to Noncontrolling Interest

Consolidated net income attributable to noncontrolling interest represents the minority owners’ allocable share of income in the joint ventures that we do not control, which for the year ended December 31, 2013 was $6.8 million compared to $8.0 million for the same period in 2012, a decrease of approximately $1.2 million, or 15.0%. The overall decrease was due to the reduction in our non-controlling interests through our purchase of outstanding membership interests of six joint venture partners, and an overall decrease in the operating results of the other joint ventures in which we continued to hold a majority position.

Home-Based Services Segment Results of Operations

The following table sets forth, for the periods indicated, our home-based services segment results (amounts in thousands, except for statistical data):

	Year Ended December 31,
	2013	2012	2011
Home-Based Services Data:
Net service revenue	$582,891	$563,741	$557,901
Cost of service revenue	339,199	322,189	307,744

Gross margin	243,692	241,552	250,157
Provision for bad debts	12,843	10,593	11,680
General and administrative expenses	192,784	183,725	190,264
Settlement with government agencies	—	—	65,000

Operating income (loss)	$38,065	$47,234	$(16,787)

Average census	35,199	33,750	33,062
Average Medicare census	26,903	25,523	25,713
Total admissions	126,661	113,450	106,323
Total Medicare admissions	87,785	77,996	75,944

Net Service Revenue

Net service revenue from home-based services for the year ended December 31, 2013 was $582.9 million compared to $563.7 million for the same period in 2012, an increase of 3.4%. Total admissions increased 11.6% to 126,661 during the year ended December 31, 2013, compared to 113,450 for the same period ended December 31, 2012. Average home-based patient census for the year ended December 31, 2013 increased 4.1% to 35,199 patients as compared with 33,750 patients for the year ended December 31, 2012.

We use the term “organic growth” to describe growth in “same-store” locations (those locations in service for greater than 12 months) and growth from “de novo” locations (those internally-developed locations in service for less than 12 months), but excluding growth from acquired locations that have been in service for less than 12 months. Revenue from acquired agencies contributes to organic growth beginning with the thirteenth month after acquisition.

We calculate the percentage of organic growth, as shown in the charts below, by dividing the revenue generated by organic growth (same-store locations and internally-developed locations) during 2013 by total revenue generated during 2012.

We calculate the percentage of total growth, as shown in the charts below, by dividing the revenue generated by organic growth (same-store locations and internally-developed locations) plus the revenue generated by acquired locations by total revenue generated during 2012.

The following tables detail the home-based services organic and total growth, census, admissions and episodes (amounts in thousands, except statistical data):

	Year Ending December 31, 2013
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth%	Acquired(4)	Total	Total Growth %
Revenue	$554,590	$—	$554,590	(1.6)%	$28,301	$582,891	3.4%
Revenue Medicare	$441,747	$—	$441,747	0.6%	$24,435	$466,182	6.2%
Average Census	33,501	—	33,501	(0.7)%	1,698	35,199	4.3%
Average Medicare Census	25,519	—	25,519	—	1,384	26,903	5.4%
New Admissions	117,856	—	117,856	3.9%	8,805	126,661	11.6%
Medicare Admissions	80,939	—	80,939	3.8%	6,846	87,785	12.6%
Home Health Episodes	174,966	—	174,966	4.8%	2,030	176,996	6.0%

(1)	Same-store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same-store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

	Year Ending December 31, 2012
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth%	Acquired(4)	Total	Total Growth %
Revenue	$560,165	$—	$560,165	0.4%	$3,576	$563,741	1.0%
Revenue Medicare	$437,117	$—	$437,117	(2.4)%	$2,012	$439,129	(2.0)%
Average Census	33,587	—	33,587	1.7%	163	33,750	2.2%
Average Medicare Census	25,447	—	25,447	(1.1)%	76	25,523	(0.8)%
New Admissions	112,068	—	112,068	5.4%	1,382	113,450	6.7%
Medicare Admissions	77,408	—	77,408	1.9%	588	77,996	2.7%
Home Health Episodes	166,457	—	166,457	(1.6)%	572	167,029	(1.3)%

(1)	Same-store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same-store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Organic growth for total new admissions was 3.9% in 2013 compared to 5.4% in 2012. Organic growth is primarily generated by population growth in areas covered by mature agencies, those five years old or older, and by increased market share in acquired and developing agencies. Historically, acquired agencies have the highest growth in admissions and average census in the first 24 months after acquisition, and have the highest contribution to organic growth, measured as a percentage, in the second full year of operation after acquisition.

The primary strategies to increase organic growth include differentiating ourselves from our competitors through our care services and quality outcomes, focusing our sales efforts on our agencies, in particular agencies acquired in the last three years, which have not fully developed their coverage in secondary markets and developing “Greenfield” opportunities. Greenfield opportunities exist in secondary markets by executing on three service delivery alternatives: (1) utilizing POC technology, (2) developing drop sites or virtual offices, and (3) opening traditional branches or denovo locations.

Cost of Service Revenue

Cost of service revenue from home-based services for the year ended December 31, 2013 increased to $339.2 million compared to $322.2 million for the same period in 2012, an increase of 5.3%. The increase in cost of service revenue was directly associated with the increase in the number of locations we operated, partially offset by productivity improvements and efficiencies gained through our POC initiatives implemented during the past year.

The following table summarizes cost of service revenue (amounts in thousands):

	Year Ended December 31,
	2013			2012
Salaries, wages and benefits	$294,867	50.6	%(1)	$278,559	49.4	%(1)
Transportation, primarily mileage reimbursement	24,227	4.2		24,815	4.4
Supplies and services	20,105	3.4		18,815	3.3

Total	$339,199	58.2%		$322,189	57.1%

(1)	Percentage of home-based net service revenue

Facility-Based Services Segment Results of Operations

The following table sets forth, for the periods indicated, our facility-based services segment results (amounts in thousands, except for statistical data):

	Year Ended December 31,
	2013	2012	2011
Facility-Based Services Data:
Net service revenue	$75,392	$73,828	$75,971
Cost of service revenue	44,265	43,563	44,602

Gross margin	31,127	30,265	31,369
Provision for bad debts	1,086	1,282	640
General and administrative expenses	21,349	21,912	20,324

Operating income	$8,692	$7,071	$10,405

Patient days	61,838	62,900	61,939

Net Service Revenue

Net service revenue from facility-based services for the year ended December 31, 2013 increased to $75.4 million compared with $73.8 million for the same period in 2012, an increase of 2.2%, primarily due to an adjustment of $614,000 from facility cost reports recorded during the twelve months ended December 31, 2013, which represented a $1.0 million reduction to net service revenue occurring during the twelve months ended December 31, 2012.

Cost of Service Revenue

Cost of service revenue from facility-based services for the year ended December 31, 2013 increased to $44.3 million compared to $43.6 million for the same period in 2012, an increase of 1.6%, primarily due to increased usage of skilled therapy services.

The following table summarizes cost of service revenue (amounts in thousands):

	Year Ended December 31,
	2013			2012
Salaries, wages and benefits	$28,772	38.2	%(1)	$27,732	38.1	%(1)
Transportation	301	0.4		257	0.3
Supplies and services	15,192	20.1		15,574	21.4

Total	$44,265	58.7%		$43,563	59.8%

(1)	Percentage of facility-based net service revenue

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Service Revenue

Consolidated net service revenue for the year ended December 31, 2012 was $637.6 million compared to $633.9 million for the same period in 2011. Consolidated net service revenue growth in 2012 was primarily due to an increase in census and increase in admits. Consolidated net service revenue was comprised of the following for the periods ending December 31:

	2012	2011
Home-based services	88.4%	88.0%
Facility-based services	11.6	12.0

	100.0%	100.0%

Revenue derived from Medicare represented 77.9% and 79.7% of consolidated net service revenue for the years ended December 31, 2012 and 2011, respectively.

Cost of Service Revenue

Consolidated cost of service revenue for the year ended December 31, 2012 was $365.8 million compared to $352.3 million for the same period in 2011. The increase in consolidated cost of service revenue was related to the following factors:

•	an increase of costs related to 2012 acquisitions;

•	cost of living increases;

•	an increase in insurance; and

•	additional field staff included in our existing home based agencies.

Provision for Bad Debts

Consolidated provision for bad debts for the year ended December 31, 2012 was $11.9 million compared to $12.3 million for the same period in 2011. Beginning January 1, 2011, the period allowed to file Medicare claims was reduced to twelve months from the end of episode date. This change resulted in a greater number of Medicare claims being denied for timely filing requirements in 2011.

General and Administrative Expenses

Consolidated general and administrative expenses for the year ended December 31, 2012 was $205.6 million compared to $210.6 million for the same period in 2011. The decrease was primarily due to our incurring higher legal fees in 2011 associated with the settlement with the United States of America. In addition, we eliminated salaries and benefits, consulting, travel and hotel costs incurred in 2011 related to the conversion of four legacy billing systems to our point of care platform. We accelerated this transition in order to replace the legacy billing systems which remained from previous acquisitions. The accelerated transition was completed in the first quarter of 2011. We also entered into fewer acquisitions and incurred lower acquisition related costs during the twelve months ended December 30, 2012. Finally, cost reduction initiatives begun last year reduced personnel costs and other corporate costs in the twelve months ended December 31, 2012 as compared to the twelve months ended December 31, 2011.

Non-Operating Income

Consolidated non-operating income for the year ended December 31, 2012 was $184,000 compared to $1.8 million for the same period in 2011. In 2011, consolidated non-operating income was primarily due to the Medicare Home Health Pay for Performance program. We received $1.2 million in 2011. The program was not available during 2012.

Interest Expense

Consolidated interest expense for the year ended December 31, 2012 was $1.6 million compared to $1.0 million for the same period in 2011 and related to balances outstanding on our revolving credit facility in each year.

Income Tax Expense

Consolidated income tax expense (benefit) for the year ended December 31, 2012 was $17.5 million compared to $(1.9) million for the same period in 2011. In 2011, we recognized a tax benefit on our settlement with the United States of America, reduced by $3.4 million to recognize the uncertainty of deducting the full settlement.

Net Income Attributable to Noncontrolling Interest

Consolidated net income attributable to noncontrolling interest for the year ended December 31, 2012 was $8.0 million compared to $9.6 million for the same period in 2011. The overall decrease was due to our purchasing the outstanding membership interest of three joint venture partners, and an overall decrease of operating results of the joint ventures themselves.

Home-Based Services Segment Results of Operations

Net Service Revenue

Net service revenue from home-based services for the year ended December 31, 2012 was $563.7 million compared to $557.9 million for the same period in 2011. Total admissions increased 6.7% to 113,450 during the year ended December 31, 2012, compared to 106,323 for the same period ended December 31, 2011. Average home-based patient census for the year ended December 31, 2012 increased 2.1% to 33,750 patients as compared with 33,062 patients for the year ended December 31, 2011.

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

The following tables detail the home-based services revenue growth, census, admissions and episodes (amounts in thousands, except statistical data):

	Year Ending December 31, 2012
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth%	Acquired(4)	Total	Total Growth %
Revenue	$560,165	$—	$560,165	0.4%	$3,576	$563,741	1.0%
Revenue Medicare	$437,117	$—	$437,117	(2.4)%	$2,012	$439,129	(2.0)%
Average Census	33,587	—	33,587	1.7%	163	33,750	2.2%
Average Medicare Census	25,447	—	25,447	(1.1)%	76	25,523	(0.8)%
Admissions	112,068	—	112,068	5.4%	1,382	113,450	6.7%
Medicare Admissions	77,408	—	77,408	1.9%	588	77,996	2.7%
Home Health Episodes	166,457	—	166,457	(1.6)%	572	167,029	(1.3)%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

	Year Ending December 31, 2011
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth%	Acquired(4)	Total	Total Growth %
Revenue	$538,135	$3,191	$541,326	(2.5)%	$16,575	$557,901	0.5%
Revenue Medicare	$431,101	$2,793	$433,894	(4.3)%	$14,120	$448,014	(1.2)%
Average Census	32,362	129	32,491	(1.5)%	522	33,013	0%
Average Medicare Census	25,209	106	25,315	(3.0)%	410	25,725	(1.5)%
Admissions	103,472	310	103,782	8.5%	2,582	106,364	11.2%
Medicare Admissions	73,904	238	74,142	6.7%	1,827	75,969	9.3%
Home Health Episodes	166,100	518	166,618	(0.1)%	2,571	169,189	1.4%

(1)	Same store – location that has been in service with the Company for greater than 12 months.
(2)	De Novo – internally developed location that has been in service with the Company for 12 months or less.
(3)	Organic – combination of same store and de novo.
(4)	Acquired – purchased location that has been in service with the Company for 12 months or less.

Organic growth for total new admissions was 5.4% in 2012 compared to 8.5% in 2011. Organic growth is primarily generated by population growth in areas covered by mature agencies, agencies five years old or older, and by increased market share in acquired and developing agencies. Historically, acquired agencies have the highest growth in admissions and average census in the first 24 months after acquisition, and have the highest contribution to organic growth, measured as a percentage, in the second full year of operation after acquisition.

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

Cost of Service Revenue

Cost of service revenue from home-based services for the year ended December 31, 2012 was $322.2 million compared to $307.7 million for the same period in 2011. The factors associated with the change in cost of service revenue were primarily driven by:

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

(1)	Percentage of home-based net service revenue

Facility-Based Services Segment Results of Operations

Net Service Revenue

Net service revenue from facility-based services for the year ended December 31, 2012 was $73.8 million compared with $76.0 million for the same period in 2011. The decrease was primarily due to a reduction in pharmacy revenue related to the loss of a third party contract as well as a decrease in revenue per patient day caused by a decrease in case mix and a higher number of patient days provided in excess of a patient’s maximum benefit. Also, $1.0 million of adjustments from facility cost reports were recorded during the twelve months ended December 31, 2012.

Cost of Service Revenue

Cost of service revenue from facility-based services for the year ended December 31, 2012 was $43.6 million compared to $44.6 million for the same period in 2011.

The following table summarizes cost of service revenue (amounts in thousands):

	Year Ended December 31,
	2012			2011
Salaries, wages and benefits	$27,732	38.1	%(1)	$26,926	35.4	%(1)
Transportation	257	0.3		189	0.3
Supplies and services	15,574	21.4		17,487	23.0

Total	$43,563	59.8%		$44,602	58.7%

(1)	Percentage of facility-based net service revenue

Liquidity and Capital Resources

Cash at December 31, 2013 was $14.0 million, compared to $9.7 million at December 31, 2012. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our revolving credit facility will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months.

Liquidity

Our principal source of liquidity needed to fund our operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third-party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our revolving credit facility, which provides for aggregate borrowings, including outstanding letters of credit, up to $100 million.

Our reported cash flows from operating activities are affected by various external and internal factors, including the following:

•

Operating Results – Our net income has a significant impact on our operating cash flows. Any significant increase or decrease in our net income could have a material impact on our operating cash flows.

•	Timing of Acquisitions – We use a portion of our operating cash flows for acquisitions. When the acquisitions occur at or near the end of a period, our cash outflows significantly increase.

•	Timing of Payroll – Our employees are paid bi-weekly on Fridays. Operating cash flows decline in reporting periods that end on a Friday.

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

Cash used in investing activities primarily relates to acquisitions of home nursing and hospice agencies, while cash used by financing activities primarily relates to payments on outstanding debt agreements and payments to our noncontrolling interest partners.

The following table summarizes changes in cash flows (amounts in thousands):

	Year Ended December 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$45,915	$74,772
Investing activities	(35,263)	(15,140)
Financing activities	(6,358)	(50,168)

Change in cash	4,294	9,464
Cash and cash equivalents at beginning of period	9,720	256

Cash and cash equivalents at end of period	$14,014	$9,720

Operating activities during the year ended December 31, 2013 provided $46.0 million in cash compared to $74.8 million for the year ended December 31, 2012, a decrease of 38.4%. The decrease was caused by lower net income in the period combined with other changes in working capital. Additionally, for the twelve months ended December 31, 2012, cash provided by operations included the benefit from the utilization of previously established prepaid taxes associated with tax loss carrybacks generated from our 2011 settlement with the US Government.

Investing activities used $35.3 million and $15.1 million in cash for the years ended December 31, 2013 and 2012, respectively. The increase was caused by increases in acquisition activity during 2013, which included the acquisition of the home-based services line of Addus HomeCare Corp and the acquisition of an additional five home-based agencies.

Financing activities used $6.4 million in cash in the year ended December 31, 2013 compared to $50.2 million in the year ended December 31, 2012. The decrease was caused by a reduction in the amount of repayments under our credit facility during 2013 as compared to 2012.

Days sales outstanding (“DSO”) for the year ended December 31, 2013 was 49 days compared to 48 days for the same period in 2012.

Credit Facility

Our revolving credit facility with Capital One, National Association is unsecured and provides for a maximum aggregate principal borrowing of $100 million (with a letter of credit sub-limit equal to $15 million), and is scheduled to expire on August 31, 2015. A credit fee of 0.5% is charged for any unused amounts on our credit facility. We paid $979,000 of credit fees on our credit facility during 2013.

A letter of credit fee equal to the applicable London Interbank Offered Rate (“LIBOR”) margin times the face amount of the letter of credit is charged upon issuance and on each anniversary date while the letter of credit is outstanding. The agent’s standard up-front fee and other customary administrative charges are also due upon issuance of the letter of credit, along with a renewal fee on each anniversary date while the letter of credit is outstanding.

At December 31, 2013 and 2012, outstanding letters of credit were $6.7 million and $6.0 million, respectively, which are issued as collateral on our workers’ compensation insurance.

The interest rate for borrowings under the credit facility is a function of the prime rate (Base Rate) or the LIBOR (Eurodollar), as we elected, plus the applicable margin based on our Leverage Ratio (as defined in our credit agreement with Capital One, National Association) as set forth below:

Leverage Ratio	Eurodollar Margin	Base Rate Margin
< 1.00:1.00	2.25%	1.00%
>1.00:1.00 < 1.50:100	2.50%	1.25%
>1.50:1.00 ≤ 2.00:1.00	2.75%	1.50%

Our credit facility contains customary affirmative, negative and financial covenants. For example, without prior approval of our bank group, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Under our credit facility, we are also required to meet certain financial covenants with respect to minimum fixed charge coverage, consolidated net worth, leverage and minimum asset coverage ratios.

Our credit facility also contains customary events of default, including bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor and upon our failure to comply with covenants.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2013 (amounts in thousands):

	Payment Due by Period
Contractual Cash Obligation	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Long-term debt	$23,212	$202	$22,471	$516	$23
Operating leases	37,235	13,725	15,078	5,358	3,074

Total contractual cash obligations	$60,447	$13,927	$37,549	$5,874	$3,097

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship we had with the operating entity:

	2013	2012	2011
Wholly owned subsidiaries	48.8%	48.1%	49.5%
Equity joint ventures	48.5	49.1	47.1
License leasing arrangements	1.9	1.9	2.4
Management services	0.8	0.9	1.0

	100.0%	100.0%	100.0%

All significant inter-company accounts and transactions have been eliminated in consolidation. Business combinations accounted for as purchases have been included in the consolidated financial statements from the respective dates of acquisition.

The following describes our consolidation policy with respect to its various ventures excluding wholly owned subsidiaries:

Equity Joint Ventures

Our equity joint ventures are structured as limited liability companies in which we typically own a majority equity interest ranging from 51% to 91%. Each member of all but one of our equity joint ventures participates in profits and losses in proportion to their equity interests. We have one equity joint venture partner whose participation in losses is limited. We consolidate these entities as we have the obligation to absorb losses of the entities and the right to receive benefits from the entities and have voting control over the entities.

License Leasing Arrangements

Through our wholly owned subsidiaries, we lease home health licenses necessary to operate certain of our home nursing agencies. We own 100% of the equity of these entities and consolidate them based on such ownership, as well as our obligation to absorb losses of the entities and the right to receive benefits from the entities.

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

The following table sets forth the percentage of net service revenue earned by category of payor for the respective years ending December 31:

	2013	2012	2011
Payor:
Medicare	79.8%	77.9%	79.7%
Medicaid	1.4	1.8	2.3
Other	18.8	20.3	18.0

	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment was as follows for the respective years ending December 31:

	2013	2012	2011
Home-based services	88.5%	88.4%	88.0%
Facility-based services	11.5	11.6	12.0

	100.0%	100.0%	100.0%

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

Hospice Services. We are paid by Medicare under a per diem payment system. We receive one of four predetermined daily or hourly rates based upon the level of care we furnish to the patient. We record net service revenue from hospice services based on the daily or hourly rate and recognize revenue as hospice services are provided.

Hospice payments are also subject to an inpatient cap and an overall Medicare payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services, and the overall Medicare payment cap relates to individual programs receiving reimbursements in excess of a “cap amount” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the twelve-month period ending on October 31 of each year. We monitor our limits on a provider-by-provider basis and record an estimate of its liability for reimbursements received in excess of the cap amount. Annually, we receive notification of whether any of our hospice providers have exceeded either cap. Adjustments resulting from these notifications have not been material.

Facility-Based Services

Long-Term Acute Care Services. We are reimbursed by Medicare for services provided under the LTACH PPS, which was implemented on October 1, 2002. Each patient is assigned a long-term care diagnosis-related group. We are paid a predetermined fixed amount intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length-of-stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted, among other factors. We calculate the adjustment based on a historical average of these types of adjustments for claims paid. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Revenue is recognized for our LTACHs as services are provided.

Medicaid, managed care and other payors

Our Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided. Therefore, revenue is recognized for Medicaid services as services are provided based on this fee schedule. Our managed care payors and other payors reimburse us, and we recognize revenue, in a manner similar to our Medicare and Medicaid reimbursements.

Management Services

We record management services revenue as services are provided in accordance with the various management services agreements to which we are a party. As described in the agreements, we provide billing,

management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency or inpatient rehabilitation facility. We are responsible for the costs associated with the locations and personnel required for the provision of services. We are compensated based on a percentage of cash collections for one management services agreement and reimbursed for operating expenses plus a percentage of operating net income for the remaining management services agreements.

Income Tax

We operate in numerous tax jurisdictions and recognize income tax expense based on the revenue and expenses earned in those jurisdictions, which requires us to apportion and allocate revenue and expenses in all taxable jurisdictions. During 2011, we entered into a settlement with the United States of America which we believe is fully deductible for income tax purposes. In compliance with the provisions of Accounting Standards Codification 740 and based on our assessment of probable outcomes, we recorded an unrecognized tax position which increased income tax expense for 2011 by $3.2 million.

Accounts Receivable and Allowances for Uncollectible Accounts

We report accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The amount of the provision for uncollectible accounts is based upon our assessment of historical and expected net collections, business and economic conditions and trends in government reimbursement. Uncollectible accounts are written off after exhausting collection efforts and we have concluded that the account will not be collected. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent 68.6% and 63.6% of our patient accounts receivable at December 31, 2013 and 2012, respectively, is limited due to (a) our historical collections experience with Medicare and (b) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

Our Medicare population is paid at a prospectively set amount that can be determined at the time services are rendered. Our Medicaid reimbursement is based on a predetermined fee schedule applied to each individual service we provide. Our managed care contracts are structured similar to the Medicare and Medicaid payment methodologies. Because of our payor mix, we are able to more accurately calculate our actual amount due at the patient level and adjust the gross charges to the actual amount at the time of billing. This negates the need to record an estimated allowance for uncollectible accounts when reporting the majority of our net service revenue for each reporting period.

At December 31, 2013, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 13.9%, or $14.3 million, compared to 12.4%, or $11.9 million, at December 31, 2012.

The following table sets forth, as of December 31, 2013, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$51,030	$9,858	$9,278	$653	$70,819
Medicaid	2,055	581	407	118	3,161
Other	15,542	5,246	5,751	2,779	29,318

Total	$68,627	$15,685	$15,436	$3,550	$103,298

For home-based services, we calculate the allowance for uncollectible accounts as a percentage of total patient receivables. The percentage changes depending on the payor and increases as the patient receivables age. For facility-based services, we calculate the allowance for uncollectible accounts based on a claim by claim review.

The following table sets forth, as of December 31, 2012, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$48,219	$7,955	$4,114	$672	$60,960
Medicaid	2,067	531	696	300	3,594
Other	18,688	4,695	5,536	2,341	31,260

Total	$68,974	$13,181	$10,346	$3,313	$95,814

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

	Beginning of Year Balance	Additions	Deductions	End of Year Balance
Year ended December 31:
2013	$11,863	$13,929	$11,458	$14,334
2012	$10,692	$11,875	$10,704	$11,863
2011	$9,769	$12,320	$11,397	$10,692

Goodwill and Intangible Assets

We have a significant amount of goodwill on our balance sheet that resulted from the numerous business acquisitions we have made in prior years. We review goodwill and other intangible assets with indefinite lives annually for impairment or more frequently if circumstances indicate impairment may have occurred. We perform a qualitative assessment to determine whether the fair value of goodwill is more likely than not less than its carrying value. This assessment is performed by first comparing the current fair value of each of our reporting units to their carrying value, including goodwill. If the carrying value of a reporting unit were to exceed the fair value of the reporting unit, we would be required to perform the second step of the impairment test. Components of our home-based services operating segment are generally represented by individual subsidiaries or joint ventures with individual licenses to conduct homecare or hospice operations within geographic markets as limited by the terms of each license. Our segment managers review discrete financial information for our homecare and hospice businesses and we believe that they represent two reporting units for the purposes of evaluating goodwill. Components of our facility-based services operating segment are represented by individual operating entities. For the purposes of evaluating goodwill, we believe it is appropriate to aggregate these operating components.

Effective November 30, 2013, we changed the date of our annual impairment test for goodwill and other intangible assets from September 30 to November 30 to better coincide with the timing of when we prepare our annual budget and financial plans. These financial plans are a key component in estimating the fair value of our reporting units, which is the basis for performing our annual impairment test. We believe that the change in our annual impairment test date is preferable as it allows us to utilize our most current projections in the annual impairment test.

We have not recognized any goodwill impairment charges in 2013, 2012 or 2011.

Included in intangible assets are definite-lived assets subject to amortization such as software licenses, non-compete agreements and defensive assets, which are defined as trade names that are not actively used. Amortization of the definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets. Software licenses are amortized over a three year period and non-compete agreements are amortized over the life of the agreement, usually ranging from three to five years.

We also have indefinite-lived assets that are not subject to amortization expense such as actively used trade names, certificates of need and licenses to conduct specific operations within geographic markets. Such trade names, certificates of need and licenses have indefinite lives because there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need and licenses and use these trade names indefinitely. These indefinite-lived intangibles are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. To determine whether an indefinite-lived intangible asset is impaired, we perform a qualitative assessment to support the conclusion that the indefinite-lived intangible asset is not impaired. Based on the results of that qualitative assessment, we may perform a quantitative test. The quantitative impairment test on trade names uses the relief-from-royalty method. Under this method, the fair value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for use over its estimated useful life. The quantitative impairment test for certificates of need and licenses applies the cost approach. Under this method, assumptions are made about the cost to replace the certificates of need and licenses. Lower revenue expectations caused primarily by projected Medicare reimbursement cuts may reduce the fair values of certain intangible assets below their carrying values. Based on our analysis of projected Medicare reimbursements, we recorded an intangible asset impairment charge of $500,000 and $650,000 for the twelve months ended December 31, 2013 and 2012, respectively.

As a result of these respective impairment charges, the carrying values of the related intangible assets were adjusted to their estimated fair values as of December 31, 2013 and September 30, 2012, respectively. Any further decline in the estimated fair values of these intangibles could result in additional impairment charges being recorded. We determined that, except for the impairment charges described above, there were no indicators that any other intangible assets were impaired as a result of our impairment analysis conducted as of November 30, 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2013, we had $14.0 million in cash. Cash in excess of requirements are deposited in highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, we would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. In 2013, the Federal Insurance Deposit Corporation (“FDIC”) will insure each depositor up to $250,000 in coverage at each separately charted insured depository institution. At times, the Company’s cash in banks exceeds the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

Our exposure to market risk relates to changes in interest rates for borrowings under the credit facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $15,000 for the year ended December 31, 2013.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and financial statement schedules in Part IV, Item 15 of this Annual Report on Form 10-K are incorporated by reference into this Item 8.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Disclosure Controls and Procedures.

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated of the Exchange Act) were effective as of December 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s testing and evaluation under the framework in Internal Control – Integrated Framework (1992), management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The attestation report of KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the Company’s fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LHC Group, Inc.

We have audited LHC Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LHC Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LHC Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LHC Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 6, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana

March 6, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item regarding our directors and executive officers is incorporated by reference from the information contained under the heading “Information About Directors, Nominees and Management” in the definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders.

The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders.

The information required by this Item regarding our corporate governance Nominating Committee and Audit Committee is incorporated by reference from the information contained under the heading “The Board of Directors and Corporate Governance” in the definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders.

Code of Conduct and Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees. This code is publicly available in the investor relations area of our website at www.lhcgroup.com. Any substantive amendments to this code, or any waivers granted for any directors or executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, will be disclosed on our website and remain available there for at least 12 months. This code of ethics is not incorporated in this report by reference. Copies of our code of ethics will also be provided, without charge, upon written request to Investor Relations at LHC Group, Inc., 420 West Pinhook Road, Suite A, Lafayette, Louisiana, 70503.

Item 11.	Executive Compensation.

The information required by this Item regarding our executive compensation and Compensation Committee is incorporated by reference from the information contained under the heading “Executive Officer Compensation” in the definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding our securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Price of Outstanding Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a)
Equity compensation plans approved by Stockholders:	15,000	$16.88	1,154,310
Equity compensation plans not approved by Stockholders:	—	—	—

Total	15,000	$16.88	1,154,310

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item regarding transactions with related persons is incorporated by reference from the information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item regarding accounting and audit fees is incorporated by reference from the information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LHC Group, Inc.:

We have audited the accompanying consolidated balance sheets of LHC Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LHC Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LHC Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2014 expressed an unqualified opinion on the effectiveness of the LHC Group, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Baton Rouge, Louisiana

March 6, 2014

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash	$14,014	$9,720
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $14,334 and $11,863, respectively	88,964	83,951
Other receivables	608	589
Amounts due from governmental entities	1,234	1,596

Total receivables, net	90,806	86,136
Deferred income taxes	9,251	7,671
Prepaid income taxes	4,069	7,436
Prepaid expenses	6,966	6,818
Other current assets	4,449	2,949

Total current assets	129,555	120,730
Property, building and equipment, net of accumulated depreciation of $40,935 and $34,331, respectively	31,052	29,531
Goodwill	194,893	169,150
Intangible assets, net of accumulated amortization of $4,518 and $3,054, respectively	62,184	62,042
Other assets	4,542	5,441

Total assets	$422,226	$386,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$17,217	$14,897
Salaries, wages and benefits payable	31,927	29,890
Self insurance reserve	5,862	5,444
Current portion of long-term debt	249	—
Amounts due to governmental entities	4,391	4,979

Total current liabilities	59,646	55,210
Deferred income taxes	29,060	25,129
Income tax payable	3,415	3,415
Revolving credit facility	22,000	19,500
Long-term debt, less current portion	963	—

Total liabilities	115,084	103,254
Noncontrolling interest-redeemable	11,258	11,426
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock – $0.01 par value: 40,000,000 shares authorized; 21,801,634 and 21,578,772 shares issued in 2013 and 2012, respectively	218	216
Treasury stock – 4,693,647 and 4,653,039 shares at cost, respectively	(34,715)	(33,846)
Additional paid-in capital	103,972	100,619
Retained earnings	223,534	201,192

Total LHC Group, Inc. stockholders’ equity	293,009	268,181
Noncontrolling interest – non-redeemable	2,875	4,033

Total stockholders’ equity	295,884	272,214

Total liabilities and stockholders’ equity	$422,226	$386,894

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2013	2012	2011
Net service revenue	$658,283	$637,569	$633,872
Cost of service revenue	383,464	365,752	352,346

Gross margin	274,819	271,817	281,526
Provision for bad debts	13,929	11,875	12,320
General and administrative expenses	214,133	205,637	210,588
Settlement with government agencies	—	—	65,000

Operating income (loss)	46,757	54,305	(6,382)
Interest expense	(1,995)	(1,550)	(1,018)
Non-operating income, including gain or loss on sales of assets	243	184	1,781

Income (loss) from continuing operations before income taxes and noncontrolling interests	45,005	52,939	(5,619)
Income tax expense (benefit)	15,859	17,511	(1,968)

Income (loss) from continuing operations	29,146	35,428	(3,651)
Less net income attributable to noncontrolling interests	6,804	7,988	9,593

Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$22,342	$27,440	$(13,244)

Earnings per share - basic:
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$1.31	$1.54	$(0.73)
Earnings per share - diluted:
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$1.30	$1.53	$(0.73)
Weighted average shares outstanding:
Basic	17,049,794	17,853,321	18,265,118
Diluted	17,132,751	17,899,195	18,265,118

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except share data)

	LHC Group, Inc.						Noncontrolling Interest -Non- redeemable	Total Equity	Non- Controlling Interest - Redeemable	Net Income (Loss)
	Common Stock				Additional Paid-In Capital	Retained Earnings
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2010	$181	21,180,286	$(4,453)	3,008,264	$91,017	$186,996	$1,747	$275,488	$13,535
Net income (loss)	—	—	—	—	—	(13,244)	1,075	(12,169)	8,518	($3,651)

Transfer of noncontrolling interest	—	—	—	—	205	—	163	368	—
Acquired noncontrolling interest	—	—	—	—	—	—	1,372	1,372	—
Noncontrolling interest distributions	—	—	—	—	—	—	(1,402)	(1,402)	(10,455)
Purchase of additional controlling interest	—	—	—	—	(641)	—	—	(641)	(250)
Sale of noncontrolling interest	—	—	—	—	212	—	96	308	—
Nonvested stock compensation	—	—	—	—	4,092	—	—	4,092	—
Issuance of vested stock	—	155,687	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,186)	43,182	—	—	—	(1,186)	—
Repurchase of common stock	—	—	(577)	24,159	—	—	—	(577)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	221	—	—	221	—
Issuance of common stock under Employee Stock Purchase Plan	2	38,291	—	—	858	—	—	860	—

Balances at December 31, 2011	$183	21,374,264	$(6,216)	3,075,605	$95,964	$173,752	$3,051	$266,734	$11,348

Net income	—	—	—	—	—	27,440	595	28,035	7,393	35,428

Acquired noncontrolling interest	—	—	—	—	—	—	1,636	1,636	—
Noncontrolling interest distributions	—	—	—	—	—	—	(1,249)	(1,249)	(7,195)
Purchase of additional controlling interest	—	—	—	—	(189)	—	—	(189)	(120)
Sale of noncontrolling interest	—	—	—	—	80	—	—	80	—
Nonvested stock compensation	—	—	—	—	4,390	—	—	4,390	—
Issuance of vested stock	—	154,323	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(672)	36,621	—	—	—	(672)	—
Repurchase of common stock	—	—	(26,958)	1,540,813	—	—	—	(26,958)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	(376)	—	—	(376)	—
Issuance of common stock under Employee Stock Purchase Plan	1	50,185	—	—	782	—	—	783	—
Reclassification of common stock at par value	32	—	—	—	(32)	—	—	—	—

Balances at December 31, 2012	$216	21,578,772	$(33,846)	4,653,039	$100,619	$201,192	$4,033	$272,214	$11,426

Net income	—	—	—	—	—	22,342	1,244	23,586	5,560	29,146

Transfer of noncontrolling interest	—	—	—	—	—	—	(1,342)	(1,342)	1,342
Acquired noncontrolling interest	—	—	—	—	—	—	—	—	608
Purchase of additional controlling interest	—	—	—	—	(1,267)	—	—	(1,267)	(612)
Noncontrolling interest distributions	—	—	—	—	—	—	(1,060)	(1,060)	(7,066)
Nonvested stock compensation	—	—	—	—	3,886	—	—	3,886	—
Issuance of vested stock	—	184,403	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(869)	40,608	—	—	—	(869)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	(50)	—	—	(50)	—
Issuance of common stock under Employee Stock Purchase Plan	2	38,459	—	—	784	—	—	786	—

Balances at December 31, 2013	$218	21,801,634	$(34,715)	4,693,647	$103,972	$223,534	$2,875	$295,884	$11,258

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$29,146	$35,428	$(3,651)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,325	7,806	7,521
Provision for bad debts	13,929	11,875	12,320
Stock-based compensation expense	3,886	4,390	4,092
Deferred income taxes	2,351	2,204	4,378
Loss on sale of assets	20	105	—
Other intangibles impairment charge	500	650	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(18,961)	(4,497)	(21,024)
Prepaid expenses and other assets	(749)	1,780	6,247
Prepaid income taxes	3,299	18,855	(17,926)
Accounts payable and accrued expenses	4,395	(4,288)	4,478
Net amounts due to/from governmental entities	(226)	464	189

Net cash provided by (used in) operating activities	45,915	74,772	(3,376)

Investing activities
Cash paid for acquisitions, primarily goodwill and intangible assets	(26,920)	(6,758)	(11,680)
Proceeds from sale of assets	—	33	—
Purchases of property, building and equipment	(8,343)	(8,415)	(7,945)

Net cash (used in) investing activities	(35,263)	(15,140)	(19,625)

Financing activities
Proceeds from line of credit	73,000	188,561	142,995
Payments on line of credit	(70,500)	(203,881)	(108,175)
Payments on capital leases	—	—	(14)
Excess tax benefits from vesting of restricted stock	18	—	320
Proceeds from issuance of common stock under ESPP	786	783	860
Proceeds from debt issuance	1,212	—	—
Noncontrolling interest distributions	(8,126)	(8,444)	(11,857)
Purchase of additional controlling interest	(1,879)	(309)	(891)
Sale of noncontrolling interest	—	80	308
Redemption of treasury stock to pay income tax	(869)	—	—
Repurchase of common stock	—	(26,958)	(577)

Net cash provided by (used in) financing activities	(6,358)	(50,168)	22,969

Change in cash	4,294	9,464	(32)
Cash at beginning of period	9,720	256	288

Cash at end of period	$14,014	$9,720	$256

Supplemental disclosures of cash flow information
Interest paid	$1,961	$1,550	$1,018

Income taxes paid	$21,606	$8,645	$11,363

Supplemental disclosure of non-cash transactions:

2012 non-cash transactions. In conjunction with the vesting of nonvested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. During 2012, the Company obtained $672,000 of treasury shares for tax payments on stock vesting.

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

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and hospices, and facility-based services, primarily through long-term acute care hospitals. As of December 31, 2013, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated 311 service providers in 26 states within the domestic United States.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity for the periods presented:

	2013	2012	2011
Wholly owned subsidiaries	48.8%	48.1%	49.5%
Equity joint ventures	48.5	49.1	47.1
License leasing arrangements	1.9	1.9	2.4
Management services	0.8	0.9	1.0

	100.0%	100.0%	100.0%

All significant inter-company accounts and transactions have been eliminated in consolidation. Business combinations accounted for as purchases have been included in the consolidated financial statements from the respective dates of acquisition.

The following discussion describes the Company’s consolidation policy with respect to its various ventures excluding wholly owned subsidiaries:

Equity Joint Ventures

A majority of the Company’s equity joint ventures are structured as limited liability companies in which the Company typically owns a majority equity interest ranging from 51% to 91%. Each member of all but one of the Company’s equity joint ventures participates in profits and losses in proportion to their equity interests. The

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has one equity joint venture partner whose participation in losses is limited. The Company consolidates these entities as the Company has the obligation to absorb losses of the entities and the right to receive benefits from the entities and generally has voting control over the entities.

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

The following table sets forth the percentage of net service revenue earned by category of payor for the years ending December 31:

	2013	2012	2011
Payor:
Medicare	79.8%	77.9%	79.7%
Medicaid	1.4	1.8	2.3
Other	18.8	20.3	18.0

	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment was as follows for the years ending December 31:

	2013	2012	2011
Home-based services	88.5%	88.4%	88.0%
Facility-based services	11.5	11.6	12.0

	100.0%	100.0%	100.0%

Medicare

Home-Based Services

Home Nursing Services. The Company’s home nursing Medicare patients are classified into one of 153 home health resource groups prior to receiving services. Based on this home health resource group, the Company

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Hospice payments are also subject to an inpatient cap and an overall Medicare payment cap. Inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall Medicare payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying (a) the number of beneficiaries during the period by (b) a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the twelve-month period ending on October 31 of each year. The Company monitors its limits on a provider-by-provider basis and records an estimate of its liability for reimbursements received in excess of the cap amount. Annually, the Company receives notification of whether any of its hospice providers have exceeded either cap. Adjustments resulting from these notifications have not been material.

Facility-Based Services

Long-Term Acute Care Services. The Company is reimbursed by Medicare for services provided under the long-term acute care hospital (“LTACH”) prospective payment system, which was implemented on October 1, 2002. Each patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length-of-stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted, among other factors. The Company calculates the adjustment based on a historical average of these types of adjustments for claims paid. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Revenue is recognized for the Company’s LTACHs as services are provided.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management Services

The Company records management services revenue as such services are provided in accordance with the various management services agreements to which the Company is a party. As described in the management services agreements, the Company provides billing, management and other consulting services suited to and designed for the efficient operation of the applicable home nursing agency. The Company is responsible for the costs associated with the locations and personnel required for the provision of services. The Company is compensated based on a percentage of cash collections for one management service agreement and reimbursed for operating expenses plus a percentage of operating net income for two management service agreements.

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. Because Medicare is the Company’s primary payor, the credit risk associated with receivables from other payors is limited. The Company believes the credit risk associated with its Medicare accounts, which represent 68.6% and 63.6% of its patient accounts receivable at December 31, 2013 and December 31, 2012, respectively, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

The amount of the provision for bad debts is based upon the Company’s assessment of historical and expected net collections, business and economic conditions and trends in government reimbursement. Uncollectible accounts are written off when the Company has determined that the account will not be collected.

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

Business Combination

The Company accounts for business combinations using the acquisition method. The assets typically acquired consist primarily of a Medicare license, trade names, certificate of need and/or a noncompete

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement. The assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. The noncontrolling interest associated with joint venture acquisitions is also measured and recorded at fair value as of the acquisition date. The residual purchase price is recorded as goodwill. The operations of the acquisitions are included in the consolidated financial statements from their respective dates of acquisition.

Goodwill and Intangible Assets

Goodwill is reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which provides an entity the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If the qualitative assessment indicates the possibility of an impairment, then the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting is greater than its carrying amount, the two-step goodwill impairment test is not required. The Company adopted this guidance in 2013.

Effective November 30, 2013, the Company changed the date of the annual impairment test for goodwill and other intangible assets from September 30 to November 30 to better coincide with the timing of when the Company prepares its annual budget and financial plans. These financial plans are a key component in estimating the fair value of the Company’s reporting units, which is the basis for performing the annual impairment test. The Company believes that the change in the annual impairment test date is preferable as it allows the Company to utilize its most current projections in the annual impairment test.

The Company performs its annual impairment review of goodwill at November 30, and when a triggering event occurs between annual impairment tests. For 2013, the Company performed a qualitative assessment of goodwill and determined that it is not more likely than not that the fair values of its reporting units are less than the carrying amounts.

The Company has not recognized any goodwill impairment charges in 2013, 2012 or 2011.

Included in intangible assets are definite-lived assets subject to amortization such as non-compete agreements and defensive assets, which are defined as trade names that are not actively used. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from two to five years.

The Company also has indefinite-lived assets that are not subject to amortization expense such as trade names, certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that trade names, certificates of need and licenses have indefinite lives, because there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need and licenses and use the trade names indefinitely. These indefinite-lived intangible assets are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. To determine whether an indefinite-lived intangible asset is impaired, the Company performs a qualitative assessment to support the conclusion that the indefinite-lived intangible asset is not impaired. Based on the results of that qualitative assessment, the Company may perform a quantitative test. The Company utilizes a relief-from-royalty method in its quantitative impairment test of trade names. Under this method, the fair value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for use

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over its estimated useful life. The Company utilizes the cost approach in its quantitative impairment test for certificates of need and licenses. Under this method, assumptions are made about the cost to replace the certificates of need and licenses. During the twelve months ended December 31, 2013 and 2012, the Company recorded an impairment charge related to indefinite-lived intangible assets of $500,000 and $650,000, respectively. There were no impairment charges recorded in 2011.

Due to/from Governmental Entities

The Company’s LTACHs are reimbursed for certain activities based on tentative rates. The amounts recorded in due to/from governmental entities on the Company’s consolidated balance sheets relate to settled and open cost reports that are subject to the completion of audits and the issuance of final assessments. Final reimbursement is determined based on submission of annual cost reports and audits by the fiscal intermediary. Adjustments are accrued on an estimated basis in the period the related services were rendered and further adjusted as final settlements are determined. These adjustments are accounted for as changes in estimates. Additionally, reimbursements received in excess of hospice cap amounts are recorded in this account. Adjustments resulting from these notifications have not been material.

Property, Building and Equipment

Property, building and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of buildings is 39 years, while the estimated useful lives of transportation equipment, and furniture and other equipment range from 3 to 10 years. The useful life for leasehold improvements is the lesser of the lease term or the expected life of the leasehold improvement. Routine repairs and maintenance costs are expensed when incurred.

Property, building and equipment is reviewed whenever events or changes in circumstances occur that indicate possible impairment. There were no impairments recognized during the periods ended December 31, 2013, 2012 or 2011.

The following table describes the Company’s components of property, building and equipment (amounts in thousands):

	December 31,
	2013	2012
Land	$673	$673
Building and improvements	8,997	6,109
Transportation equipment	6,181	6,232
Fixed equipment	4,137	3,516
Office furniture and medical equipment	51,999	47,332

	71,987	63,862
Less accumulated depreciation	40,935	34,331

	$31,052	$29,531

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $6.9 million, $6.9 million and $6.6 million, respectively, which was recorded in general and administrative expenses. The Company writes off assets that are fully depreciated and no longer in use.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Noncontrolling Interest

The nonredeemable interest held by third parties in subsidiaries owned or controlled by the Company is reported on the consolidated balance sheets as noncontrolling interest as a component of stockholders’ equity. Redeemable interest held by third parties in subsidiaries owned or controlled by the Company is reported on the consolidated balance sheets outside of permanent equity. All noncontrolling interest reported in the consolidated statements of operations reflects the respective interests in the income or loss after income taxes of the subsidiaries attributable to the other parties, the effect of which is removed from the net income (loss) available to LHC Group, Inc.

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

The following table sets forth shares used in the computation of basic and diluted per share information for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Weighted average number of shares outstanding for basic per share calculation	17,049,794	17,853,321	18,265,118
Effect of dilutive potential shares:
Options	4,058	1,909	—
Nonvested restricted stock	78,899	43,965	—

Adjusted weighted average shares for diluted per share calculation	17,132,751	17,899,195	18,265,118

Antidilutive shares	182,225	345,122	316,928

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions and Disposals

2013 Acquisitions

Pursuant to its strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired the home-based service line of Addus HomeCare, which consisted of 19 home health agencies and one hospice agency, during the twelve months ended December 31, 2013. Additionally, in separate acquisitions, the Company acquired one hospice agency and four home health agencies. The Company maintains an ownership interest in the acquired entities as set forth below:

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

The total aggregate purchase price for the Company’s acquisitions was $27.3 million, of which $26.9 million was paid in cash and $380,000 in assumed liabilities. Purchase prices are determined based on an analysis of comparable acquisitions and the target market’s potential future cash flows. The Company paid $590,000 in acquisition-related costs, which was recorded in general and administrative expenses.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s home-based segment recognized aggregate goodwill of $25.7 million, including $622,000 of noncontrolling goodwill. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired (amounts in thousands):

Consideration
Cash	$26,920

Fair value of total consideration transferred	$26,920

Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	$1,177
Certificates of need/licenses	598
Other identifiable intangible assets	331
Other assets and (liabilities), net	(321)

Total identifiable assets	$1,785

Noncontrolling interest	$608
Goodwill, including noncontrolling interest of $622	$25,743

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

The following table contains unaudited pro forma consolidated income statement information assuming the 2013 acquisitions closed January 1, 2012 (amount in thousands, except earnings per share):

	2013	2012
Net service revenue	$670,014	$686,010
Operating income	44,563	50,354
Net income	21,031	25,028
Basic and diluted earnings per share	1.23	1.40

The pro forma disclosure in the table above includes adjustments for depreciation expense, amortization of intangible assets, income tax expense and an estimate of additional costs to provide administrative services for these locations as if the acquisition had occurred on January 1, 2012. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information.

Purchase of Membership Interest in Company’s Subsidiary

During the twelve months ended December 31, 2013, the Company purchased additional membership interests in six of its equity joint ventures. The total purchase price for the additional ownership from these equity transactions was $1.9 million, resulting in the Company reducing noncontrolling interest-redeemable by $612,000 and additional paid in capital by $1.3 million.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012 Acquisitions

The total aggregate purchase price for the Company’s acquisitions, which closed in the twelve months ended December 31, 2012, was $5.1 million, which was paid primarily in cash. Purchase prices are determined based on an analysis of comparable acquisitions and the target market’s potential future cash flows.

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

2011 Acquisitions

The total purchase price for the Company’s acquisitions, which closed in the twelve months ended December 31, 2011, was $12.3 million, which was paid primarily in cash. Purchase prices were determined based on an analysis of comparable acquisitions and the target market’s potential future cash flows. Consideration for one of the acquisitions was a transfer of a 26.32% ownership interest in one of the Company’s wholly owned home health agencies. The transfer of the noncontrolling interest in the Company’s existing home health agency was accounted for as an equity transaction, resulting in the Company recognizing additional paid in capital of $206,000.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Goodwill and Other Intangibles, Net

The following table summarizes the changes in goodwill by segment during the twelve months ended December 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Home-based services segment:
Balance at beginning of period	$157,559	$153,140
Goodwill from acquisitions	25,121	3,517
Goodwill related to noncontrolling interest	622	902

Home-based balance at end of period	$183,302	$157,559

Facility-based services segment:
Balance at beginning of period	$11,591	$11,591

Facility-based balance at end of period	11,591	11,591

Consolidated balance at end of period	$194,893	$169,150

The Company determined that there was no impairment for the goodwill of any reporting units as of December 31, 2013, 2012 and 2011.

The Company performed an impairment analysis on its indefinite-lived intangible assets related to the Company’s trade names, licenses and certificates of need to determine the fair values as of September 30, 2013 and November 30, 2013. Lower revenue expectations caused primarily by projected Medicare reimbursement cuts reduced the fair values of certain intangible assets below their carrying values. Based on that analysis, the Company recorded an impairment charge of $500,000 and $650,000 for the years ended December 31, 2013 and 2012, respectively, which was recorded in general and administrative expenses.

As a result of the impairment charge, the carrying values of the related intangible assets were adjusted to their estimated fair values as of November 30, 2013. Any further decline in the estimated fair values of these intangibles could result in additional impairment charges being recorded. The Company determined that except for the impairment charges described above, no other intangible assets were impaired at December 31, 2013.

The following tables summarize the changes in intangible assets during the twelve months ended December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$46,707	—	$46,707
Certificates of need/licenses	Indefinite	10,540	—	10,540

Indefinite-lived balance at end of period		$57,247	—	$57,247

Definite-lived assets:
Trade names	3 months – 5 years	$5,625	$(1,055)	$4,570
Non-compete agreements	3 months – 2 years	3,830	(3,463)	367

Definite-lived balance at end of period		$9,455	$(4,518)	$4,937

Balance at December 31, 2013		$66,702	$(4,518)	$62,184

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$51,087	—	$51,087
Certificates of need/licenses	Indefinite	10,100	—	10,100

Indefinite-lived balance at end of period		$61,187	—	$61,187

Definite-lived assets:
Trade names	8 months – 1 year	$398	$(77)	$321
Non-compete agreements	2 months – 3 years	3,511	(2,977)	534

Definite-lived balance at end of period		$3,909	$(3,054)	$855

Balance at December 31, 2012		$65,096	$(3,054)	$62,042

Intangible assets of $61.1 million, net of accumulated amortization, related to the home-based services segment and $1.1 million related to the facility-based services segment as of December 31, 2013.

5. Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows (amounts in thousands):

	2013	2012
Deferred tax assets:
Allowance for uncollectible accounts	$5,127	$3,901
Accrued employee benefits	3,420	3,250
Stock compensation	1,503	1,593
Accrued self-insurance	2,257	2,097
Acquisition costs	1,155	861
Net operating loss carry forward	873	779
Intangible asset impairment	55	60
Uncertain tax position—state tax portion	215	215
Other	61	520
Valuation allowance	(44)	(44)

Deferred tax assets	$14,622	$13,232

Deferred tax liabilities:
Amortization of intangible assets	(25,202)	(21,455)
Tax depreciation in excess of book depreciation	(7,171)	(7,007)
Prepaid expenses	(786)	(765)
Non-accrual experience accounting method	(1,223)	(1,302)
Deferred state tax receivable	(49)	(161)

Deferred tax liabilities	(34,431)	(30,690)

Net deferred tax liability	$(19,809)	$(17,458)

Based on the Company’s historical pattern of taxable income, the Company believes it will produce sufficient income in the future to realize its deferred income tax assets. Management provides a valuation allowance for any net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.

The components of the Company’s income tax expense (benefit) from continuing operations, less noncontrolling interest, were as follows (in thousands):

	2013	2012	2011
Current:
Federal	$11,962	$12,930	$(5,924)
State	1,546	2,377	(636)

	13,508	15,307	(6,560)
Deferred:
Federal	1,448	1,955	4,545
State	903	249	47

	2,351	2,204	4,592

Total income tax expense (benefit)	$15,859	$17,511	$(1,968)

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the differences between income tax expense on net income attributable to LHC Group, Inc., computed at the federal statutory rate and provisions for income taxes for each period is as follows (in thousands):

	2013	2012	2011
Income taxes computed at federal statutory tax rate	$13,360	$15,733	$(5,232)
State income taxes, net of federal benefit	1,641	1,739	(443)
Reduction in valuation allowance	—	—	(392)
Nondeductible expenses	1,022	844	675
Uncertain tax position	—	—	3,200
Other items	101	40	437
Income tax credits	(265)	(845)	(213)

Total income tax expense (benefit)	$15,859	$17,511	$(1,968)

The Company is subject to both federal and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2010.

As of December 31, 2013, $3.4 million was recorded in income tax payable as an unrecognized tax benefit which, if recognized, would decrease the Company’s effective tax rate. A reconciliation of the total amounts of unrecognized tax benefits follows:

Total unrecognized tax benefits as of December 31, 2012	$3,415
Increases (decreases) in unrecognized tax benefits as a result of:
Tax positions taken during the current period	—

Total unrecognized tax benefits as of December 31, 2013	$3,415

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. During the years ended December 31, 2013 and 2012, the Company recognized $176,000 and $132,000 in interest expense, respectively, and recorded an accrued liability of interest payments related to uncertain tax positions. During the year ended December 31, 2011, the Company did not recognize any interest or penalties in its consolidated financial statements and did not record an accrued liability of interest or penalty payments related to uncertain tax positions.

6. Debt

Credit Facility

As of December 31, 2013 the Company had $22.0 million drawn and letters of credit in the amount of $6.7 million outstanding under the credit facility. At December 31, 2012, the Company had $19.5 million drawn and letters of credit in the amount of $6.0 million outstanding under the credit facility. The interest rate on the credit facility at December 31, 2013 was 4.25%. The Company issues letters of credit as collateral on its workers’ compensation insurance.

A credit fee of 0.5% was charged for any unused amounts on the Company’s credit facility. The Company paid $979,000 and $1.0 million of credit fees on the credit facility during 2013 and 2012, respectively.

The credit facility contains customary affirmative, negative and financial covenants. For example, the Company is restricted in incurring additional debt, disposing of assets, making investments, allowing

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Promissory Note

On January 7, 2014, the Company entered into a promissory note with American Bank & Trust Company in an aggregate principal amount of $1.2 million. The promissory note matures on January 6, 2019. Principal payments of $23,000 are due monthly over a period of 60 months. Interest rate related to the promissory note is 4.5%. The proceeds received from this note were used to finance the construction of an office building, which will house offices for both a home-based agency and a facility-based agency.

The scheduled principal payments on long-term debt for each of the five years subsequent to December 31, 2013 is as follows: (amounts in thousands)

2014	$202
2015	230
2016	241
2017	252
2018	264
Thereafter	23

Total	$1,212

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

The Company uses the cost method to account for the repurchase of common stock and the average cost method to account for reissuance of treasury shares. During the twelve months ended December 31, 2013, no shares were repurchased. During the twelve months ended December 31, 2012, the Company repurchased 1,540,813 shares of common stock at an aggregate cost of $27.0 million, including commissions, or an average cost per share of $17.52. During the twelve months ended December 31, 2011, we repurchased 24,159 shares of common stock at an aggregate cost of $577,000, including commissions, or an average cost per share of $23.93. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $22.5 million at December 31, 2013.

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

Share Based Compensation

Stock Options

The following table represents stock options activity for the year ended December 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	15,000	$16.88	3.0 years	$66,375
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expired	—	—	—	—
Options outstanding at December 31, 2013	15,000	$16.88	2.0 years	$—
Options exercisable at December 31, 2013	15,000	$16.88	2.0 years	$107,475

All options are fully vested and exercisable at December 31, 2013. There were no options granted and no compensation expense related to stock options grants recorded in the years ended December 31, 2013, 2012 or 2011.

Nonvested Stock

The Company issues stock-based compensation to employees in the form of nonvested stock, which is an award of common stock subject to certain restrictions. The awards, which the Company calls nonvested shares, generally vest over a five year period, conditioned on continued employment for the full incentive period. Compensation expense for the nonvested stock is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the date of grant recognized on a straight-line basis over the requisite service period, which generally relates to the vesting period.

During 2013, 2012 and 2011, respectively, 198,243, 187,140 and 139,470 nonvested shares were granted to employees pursuant to the 2010 Incentive Plan.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also issues nonvested stock to its independent directors of the Company’s Board of Directors. During 2013, 2012 and 2011, respectively, 24,300, 26,100 and 15,200 nonvested shares of stock were granted to the independent directors under the 2005 Director Compensation Plan. The shares issued under the 2005 Director Compensation Plan were drawn from the 1,500,000 shares reserved and available for issuance under the 2010 Incentive Plan. The shares fully vest one year from the date of the grant.

The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of nonvested shares granted during the years ended December 31, 2013, 2012 and 2011 were $21.45, $19.02 and $26.37, respectively.

The following table represents the nonvested stock activity for the year ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1, 2013	486,061	$22.33
Granted	222,543	$21.45
Vested	(184,027)	$22.07
Forfeited	(18,110)	$21.19

Nonvested shares outstanding at December 31, 2013	506,467	$22.08

During the year ended December 31, 2013, an independent director of the Company received a share based award, which was settled in cash at March 1, 2014. The amount of such cash payment was equal to the fair market value of 2,700 shares on the settlement date.

As of December 31, 2013, there was $7.8 million of total unrecognized compensation cost related to non-vested shares granted. That cost is expected to be recognized over the weighted average period of 3.24 years. The total fair value of shares vested in the years ended December 31, 2013, 2012 and 2011 was $3.9 million, $3.7 million and $3.9 million, respectively. The Company records compensation expense related to non-vested share awards at the grant date for shares that are awarded fully vested and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $3.9 million, $4.4 million and $4.1 million in compensation expense related to non-vested stock grants in the years ended December 31, 2013, 2012 and 2011, respectively.

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

On June 20, 2013, the Amended and Restated Employee Stock Purchase Plan was approved by the Company’s stockholders. As a result of the amendment, the Employee Stock Purchase Plan was modified as follows:

•	An additional 250,000 shares of common stock were authorized for issuance over the term of the Employee Stock Purchase Plan.

•	The term of the Employee Stock Purchase Plan was extended from January 1, 2016 to January 1, 2023.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the shares issued during 2013, 2012 and 2011 under the Employee Stock Purchase Plan.

	Number of Shares	Weighted Average Per Share Price
Shares available as of January 1, 2010	149,723
Additional shares authorized for issuance	250,000
Shares issued in 2011	38,291	$23.40
Shares issued in 2012	50,185	$15.58
Shares issued in 2013	38,459	$20.39

Shares available as of December 31, 2013	272,788

Treasury Stock

In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. The Company redeemed 40,608, 36,621 and 43,182 shares of common stock related to these tax obligations during the years ended December 31, 2013, 2012 and 2011, respectively.

8. Leases

In certain instances, state laws may prohibit the sale of a home nursing agency or hospitals may be reluctant to sell their home health agencies. In these instances, the Company, through its wholly owned subsidiaries, enters into a lease agreement for a Medicare and Medicaid license, as well as the associated provider number to provide home health or hospice services. As of December 31, 2013, the Company had three license lease arrangements to operate four home nursing agencies and three hospice agencies.

One of the leases was entered into in 2007 and expires in 2017. Expense related to this lease was $217,875, $210,000 and $245,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Payment due under this lease is $220,500 in 2014.

Two of the leases were amended during 2010 to extend the lease terms to one year with an automatic renewal clause of four years. Expense related to these leases was $318,435, $269,176 and $135,892 for the years ended December 31, 2013, 2012 and 2011, respectively. The lease payments associated with these leases are based on a percentage of quarterly net profits; therefore, the future payments will vary with the future profits.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company leases office space and equipment at its various locations. Many of the leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will be renewed or, upon making a decision to relocate, replaced by leases for new locations. Operating lease terms range from three to ten years. Rent expense includes insurance, maintenance, and other costs as required by the lease. Total rental expense was approximately $17.2 million, $17.3 million and $17.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

Total
2014	$13,725
2015	9,100
2016	5,978
2017	3,215
2018	2,143
Thereafter	3,074

$37,235

9. Employee Benefit Plan

Defined Contribution Plan

The Company sponsors a 401(k) plan for all eligible employees. The plan allows participants to contribute up to $17,500 in 2013, tax deferred (subject to IRS guidelines). The plan also allows discretionary Company contributions as determined by the Company’s Board of Directors. Effective January 1, 2006, the Company implemented a discretionary match of up to two percent of participating employee contributions. The employer contribution will vest 20% after two years and 20% each additional year until it is fully vested in year six. Contribution expense to the Company was $3.7 million, $1.7 million and $3.4 million in the years ended December 31, 2013, 2012 and 2011, respectively.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 18, 2013, a derivative complaint was filed by a purported Company shareholder against certain of the Company’s current and former executive officers, employees and members of its Board of Directors in the United States District Court for the Western District of Louisiana, styled Plummer v. Myers, et al., Case No. 6:13-cv-02899-JTT-CMH. The action was brought derivatively on behalf of the Company, which is also named as a nominal defendant. Plaintiff generally alleges that the individual defendants breached their fiduciary duties owed to the Company. The complaint also alleges claims for insider selling and unjust enrichment against the Company’s Chairman and Chief Executive Officer and the Company’s former President and Chief Operating Officer. The Company believes these claims are without merit and intends to defend this lawsuit vigorously. By Order dated December 6, 2013, this action is currently stayed pending the conclusion of expert discovery in the related City of Omaha shareholder securities class action described above. The Company cannot predict the outcome or effect of this lawsuit, if any, on the Company’s financial condition and results of operations.

On December 30, 2013, a derivative complaint was filed by a purported Company shareholder against certain of the Company’s current and former executive officers, employees and members of its Board of Directors in the United States District Court of the Western District of Louisiana, styled McCormack v. Myers, et al., Case No. 6:13-cv-03301-JTT-CMH. The action was brought derivatively on the Company’s behalf and the Company was also named as a nominal defendant. Plaintiff generally alleges that the individual defendants breached their fiduciary duties owed to the Company and wasted corporate assets. Plaintiff also alleges that the Company’s Chairman and Chief Executive Officer caused false and misleading statements to be issued in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and that the Company’s Directors are control persons under Section 20(a) of the Exchange Act. The complaint also alleges claims for insider selling, misappropriation of information and unjust enrichment against the Company’s Chairman and Chief Executive Officer and the Company’s former President and Chief Operating Officer. The Company anticipates that this derivative action will be consolidated with the related Plummer derivative action described above. The Company believes these claims are without merit and intends to defend this lawsuit vigorously. The Company cannot predict the outcome or effect of this lawsuit, if any, on the Company’s financial condition and results of operations.

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

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A reclassification has been made to the twelve months ended December 31, 2012 segment information to reclassify $400,000 of other intangibles impairment charge, $162,400 of income tax expense and $400,000 reduction of assets to the facility-based services segment. The amount was previously recorded in home-based services segment; however, the transactions are specific to the facility-based services segment.

The following tables summarize the Company’s segment information for the twelve months ended December 31, 2013, 2012 and 2011 (amounts in thousands)

	Year Ended December 31, 2013
	Home-Based Services	Facility-Based Services	Total
Net service revenue	$582,891	$75,392	$658,283
Cost of service revenue	339,199	44,265	383,464
Provision for bad debts	12,843	1,086	13,929
General and administrative expenses	192,784	21,349	214,133

Operating income	38,065	8,692	46,757
Interest expense	1,800	195	1,995
Non-operating income, including gain (loss) on sale of assets and entities	149	94	243

Income from continuing operations before income taxes and noncontrolling interests	36,414	8,591	45,005
Income tax expense	14,342	1,517	15,859

Income from continuing operations	22,072	7,074	29,146
Less net income attributable to noncontrolling interests	5,552	1,252	6,804

Net income attributable to LHC Group, Inc.’s common stockholders	$16,520	$5,822	$22,342

Total assets	$385,915	$36,311	$422,226

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2012
	Home-Based Services	Facility-Based Services	Total
Net service revenue	$563,741	$73,828	$637,569
Cost of service revenue	322,189	43,563	365,752
Provision for bad debts	10,593	1,282	11,875
General and administrative expenses	183,725	21,912	205,637

Operating income	47,234	7,071	54,305
Interest expense	1,356	194	1,550
Non-operating income, including gain (loss) on sale of assets and entities	133	51	184

Income from continuing operations before income taxes and noncontrolling interests	46,011	6,928	52,939
Income tax expense	15,619	1,892	17,511

Income from continuing operations	30,392	5,036	35,428
Less net income attributable to noncontrolling interests	6,964	1,024	7,988

Net income attributable to LHC Group, Inc.’s common stockholders	$23,428	$4,012	$27,440

Total assets	$350,140	$36,754	$386,894

	Year Ended December 31, 2011
	Home-Based Services	Facility-Based Services	Total
Net service revenue	$557,901	$75,971	$633,872
Cost of service revenue	307,744	44,602	352,346
Provision for bad debts	11,680	640	12,320
General and administrative expenses	190,264	20,324	210,588
Settlement with government agencies	65,000	—	65,000

Operating income (loss)	(16,787)	10,405	(6,382)
Interest expense	914	104	1,018
Non-operating income, including gain (loss) on sale of assets and entities	1,645	136	1,781

Income (loss) from continuing operations before income taxes and noncontrolling interests	(16,056)	10,437	(5,619)
Income tax expense (benefit)	(4,201)	2,233	(1,968)

Income (loss) from continuing operations	(11,855)	8,204	(3,651)
Less net income attributable to noncontrolling interests	8,404	1,189	9,593

Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$(20,259)	$7,015	$(13,244)

Total assets	$360,340	$36,036	$396,376

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets was calculated using level 3 inputs based on the present value of anticipated future benefits. For the year ended December 31, 2013, the carrying value of the Company’s long-term debt was based on the current interest rates and approximates its fair value.

13. Allowance for Uncollectible Accounts

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

	Beginning of Year Balance	Additions	Deductions	End of Year Balance
Year ended December 31:
2013	$11,863	$13,929	$11,458	$14,334
2012	$10,692	$11,875	$10,704	$11,863
2011	$9,769	$12,320	$11,397	$10,692

14. Concentration of Risk

The Company’s Louisiana facilities accounted for approximately 26.0%, 28.5% and 31.1% of net service revenue during the years ended December 31, 2013, 2012 and 2011, respectively. Any material change in the current economic or competitive conditions in Louisiana could have a disproportionate effect on the Company’s overall business results.

15. Unaudited Summarized Quarterly Financial Information

The following table represents the Company’s unaudited quarterly results of operations (amounts in thousands, except share data):

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Net service revenue	$161,953	$166,302	$164,748	$165,280
Gross margin	68,705	69,293	66,782	70,039
Net income attributable to LHC Group, Inc.’s common stockholders	6,286	5,790	5,297	4,969
Basic earnings per share:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.37	$0.34	$0.31	$0.29
Diluted earnings per share:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.37	$0.34	$0.31	$0.29
Weighted average shares outstanding:
Basic	16,966,525	17,055,619	17,083,201	17,096,360
Diluted	17,073,543	17,127,017	17,182,013	17,228,499

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Net service revenue	$158,761	$158,055	$158,926	$161,827
Gross margin	68,902	65,837	67,692	69,386
Net income attributable to LHC Group, Inc.’s common stockholders	7,741	5,963	6,336	7,400
Basic earnings per share:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.42	$0.32	$0.36	$0.43
Diluted earnings per share:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.42	$0.32	$0.36	$0.43
Weighted average shares outstanding:
Basic	18,333,838	18,385,783	17,656,842	17,056,611
Diluted	18,399,608	18,423,258	17,726,819	17,155,909

Because of the method used to calculate per share amounts, quarterly per share amounts may not necessarily total to the per share amounts for the entire year.

16. Subsequent Event

On February 1, 2014, the Company entered into a definitive stock purchase agreement with BioScrip, Inc. to acquire the home health, hospice, and community-based service subsidiaries doing business as Deaconess HomeCare and Elk Valley Health Services for $60 million in cash, subject to post-closing net working capital adjustments. The Company will add 33 locations in five states. The acquisition is expected to close by the end of the first quarter of 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

March 6, 2014	/s/ KEITH G. MYERS
Keith G. Myers
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith G. Myers and Jeffrey M. Kreger and either of them (with full power in each to act alone) as true and lawful attorneys-in-fact with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEITH G. MYERS Keith G. Myers	Chief Executive Officer and Chairman of the Board of Directors	March 6, 2014

/s/ JEFFREY M. KREGER Jeffrey M. Kreger	Executive Vice President, Chief Financial Officer, Principal Accounting Officer	March 6, 2014

/s/ MONICA F. AZARE Monica F. Azare	Director	March 6, 2014

/s/ JOHN B. BREAUX John B. Breaux	Director	March 6, 2014

/s/ TED W. HOYT Ted W. Hoyt	Director	March 6, 2014

/s/ JOHN L. INDEST John L. Indest	Director	March 6, 2014

/s/ GEORGE A. LEWIS George A. Lewis	Director	March 6, 2014

/s/ RONALD T. NIXON Ronald T. Nixon	Director	March 6, 2014

/s/ CHRISTOPHER S. SHACKELTON Christopher S. Shackelton	Director	March 6, 2014

Signature	Title	Date

/s/ W.J. “BILLY” TAUZIN W.J. “Billy” Tauzin	Director	March 6, 2014

/s/ KENNETH E. THORPE Kenneth E. Thorpe	Director	March 6, 2014

/s/ DAN S. WILFORD Dan S. Wilford	Director	March 6, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as Exhibit 3.1 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005).

3.2	Bylaws of LHC Group, Inc., as amended on December 3, 2007 (previously filed as Exhibit 3.2 to LHC Group’s Form 10-Q for the quarterly period ended March 31, 2008, filed on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.1+	LHC 2003 Key Employee Equity Participation Plan (previously filed as Exhibit 10.3 to LHC Group’s Form S-1 (File No. 333-120792) filed on November 26, 2004).

10.2+	LHC Group, Inc. 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.4 to the Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.3	LHC Group, Inc. 2010 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to LHC Group’s Form 10-Q for the quarterly period ended June 30, 2010, filed on August 6, 2010).

10.4+	Form of Award under LHC Group, Inc. 2005 Director Compensation Plan (previously filed as Exhibit 10.11 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.5+	Form of Indemnity Agreement between LHC Group and directors and certain officers (previously filed as Exhibit 10.10 to the Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.6+	LHC Group, Inc. 2005 Director Compensation Plan (previously filed as Exhibit 10.5 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.7	Amendment to the LHC Group, Inc. Amended and Restated 2005 Non-Employee Directors Compensation Plan (previously filed as Exhibit 99.1 to LHC Group’s Form 8-K filed on June 16, 2006).

10.8+	LHC Group, Inc. 2006 Employee Stock Purchase Plan (previously filed as Exhibit 99.2 to LHC Group’s Form 8-K filed on June 16, 2006).

10.9+	Amended and Restated Employment Agreement between LHC Group, Inc. and Keith G. Myers, dated January 1, 2011 (previously filed as Exhibit 10.1 to LHC Group’s Form 8-K filed on January 6, 2011).

10.10+	Amendment to the LHC Group, Inc. 2005 Non-Employee Directors Compensation Plan dated January 1, 2010 (previously filed as Exhibit 10.19 to LHC Group’s Form 10-K for the year ended December 31, 2009, filed on March 15, 2010).

10.11	Settlement Agreement among the United States of America, LHC Group, Inc. and certain of its subsidiaries and relator, dated September 29, 2011 (previously filed as Exhibit 10.1 to LHC Group’s Form 8-K filed on September 30, 2011).

10.12	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and LHC Group, Inc., dated September 29, 2011 (previously filed as Exhibit 10.2 to LHC Group’s Form 8-K filed on September 30, 2011).

10.13	Third Amended and Restated Credit Agreement, by and among LHC Group, Inc., Capital One, National Association, as a lender, administrative agent, sole book runner and sole lead arranger, JPMorgan Chase Bank, N.A., as a lender and syndication agent, Compass Bank, as a lender and documentation agent, and Whitney Bank and Regions Bank, as lenders, dated August 31, 2012 (previously filed as Exhibit 10.1 to the Form 8-K filed on September 4, 2012).

10.14	Amended and Restated Employment Agreement between Donald D. Stelly and LHC Group, Inc. dated August 19, 2013 (previously filed as Exhibit 10.1 to the Form 8-K filed August 19, 2013).

Exhibit Number	Description of Exhibits

*10.15	Amended and Restated Employment Agreement between Joshua L. Proffitt and LHC Group, Inc., dated November 25, 2013.

*10.16	Amended Employment Agreement between Jeffrey M. Kreger and LHC Group, Inc., dated July 31, 2013.

*10.17	Stock Purchase Agreement between Deaconess HomeCare, LLC and LHC Group, Inc., dated as of January 31, 2014 (previously filed as Exhibit 10.1 to the Form 8-K file February 3, 2014).

*10.18	Preferability letter from KPMG LLP.

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey M. Kreger, Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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