Form 10-Q
period 2014-03-31
LHC Group, Inc
filed 2014-05-08
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of common stock, par value $0.01, outstanding as of May 2, 2014: 17,786,100 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$3,395	$14,014
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $14,819 and $14,334, respectively	84,470	88,964
Other receivables	730	608
Amounts due from governmental entities	1,166	1,234

Total receivables, net	86,366	90,806
Deferred income taxes	9,655	9,251
Prepaid income taxes	3,821	4,069
Prepaid expenses	7,361	6,966
Other current assets	4,186	4,449

Total current assets	114,784	129,555
Property, building and equipment, net of accumulated depreciation of $42,475 and $40,935, respectively	31,273	31,052
Goodwill	196,358	194,893
Intangible assets, net of accumulated amortization of $4,985 and $4,518, respectively	62,047	62,184
Other assets	63,638	4,542

Total assets	$468,100	$422,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$17,587	$17,217
Salaries, wages, and benefits payable	24,521	31,927
Self-insurance reserve	6,502	5,862
Current portion of long-term debt	222	249
Amounts due to governmental entities	3,664	4,391

Total current liabilities	52,496	59,646
Deferred income taxes	29,859	29,060
Income tax payable	3,415	3,415
Revolving credit facility	70,000	22,000
Long-term debt, less current portion	953	963

Total liabilities	156,723	115,084
Noncontrolling interest — redeemable	10,797	11,258
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 21,949,411 and 21,801,634 shares issued in 2014 and 2013, respectively	219	218
Treasury stock — 4,724,491 and 4,693,647 shares at cost, respectively	(35,442)	(34,715)
Additional paid-in capital	105,476	103,972
Retained earnings	227,602	223,534

Total LHC Group, Inc. stockholders’ equity	297,855	293,009
Noncontrolling interest — non-redeemable	2,725	2,875

Total equity	300,580	295,884

Total liabilities and equity	$468,100	$422,226

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net service revenue	$163,681	$161,953
Cost of service revenue	97,334	93,248

Gross margin	66,347	68,705
Provision for bad debts	3,362	3,917
General and administrative expenses	54,612	51,623

Operating income	8,373	13,165
Interest expense	(388)	(425)
Non-operating income	33	65

Income before income taxes and noncontrolling interest	8,018	12,805
Income tax expense	2,923	4,536

Net income	5,095	8,269
Less net income attributable to noncontrolling interests	1,027	1,983

Net income attributable to LHC Group, Inc.’s common stockholders	$4,068	$6,286

Earnings per share — basic and diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.24	$0.37

Weighted average shares outstanding:
Basic	17,148,043	16,966,525
Diluted	17,268,716	17,073,543

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Non-controlling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances as of December 31, 2013	$218	21,801,634	$(34,715)	(4,693,647)	$103,972	$223,534	$2,875	$295,884
Net income	—	—	—	—	—	4,068	158	4,226 (1)
Sale of noncontrolling interest	—	—	—	—	161	—	—	161
Noncontrolling interest distributions	—	—	—	—	—	—	(308)	(308)
Nonvested stock compensation	—	—	—	—	1,048	—	—	1,048
Issuance of vested stock	—	139,752	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(727)	(30,844)	—	—	—	(727)
Excess tax benefits — vesting nonvested stock	—	—	—	—	112	—	—	112
Issuance of common stock under Employee Stock Purchase Plan	1	8,025	—	—	183	—	—	184

Balances as of March 31, 2014	$219	21,949,411	$(35,442)	(4,724,491)	$105,476	$227,602	$2,725	$300,580

(1)	Net income excludes net income attributable to noncontrolling interest-redeemable of $0.9 million during the three months ending March 31, 2014. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$5,095	$8,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,125	1,830
Provision for bad debts	3,362	3,917
Stock-based compensation expense	1,048	888
Deferred income taxes	395	846
Loss on sale of assets	—	14
Changes in operating assets and liabilities, net of acquisitions:
Receivables	956	(1,237)
Prepaid expenses and other assets	(39)	(664)
Prepaid income taxes	248	3,703
Accounts payable and accrued expenses	(6,428)	(3,178)
Net amounts due to/from governmental entities	(659)	(319)

Net cash provided by operating activities	6,103	14,069

Investing activities
Purchases of property, building and equipment	(1,520)	(1,151)
Cash paid for acquisitions, primarily goodwill and intangible assets and advance payments on acquisitions	(61,159)	(19,655)

Net cash (used in) investing activities	(62,679)	(20,806)

Financing activities
Proceeds from line of credit	60,000	41,500
Payments on line of credit	(12,000)	(38,004)
Proceeds from employee stock purchase plan	184	179
Proceeds from debt issuance	—	201
Payments on debt issuance	(37)	—
Noncontrolling interest distributions	(1,768)	(2,509)
Excess tax benefits from vesting of restricted stock	112	11
Redemption of treasury shares	(727)	(607)
Purchase of noncontrolling interest	—	(350)
Sale of noncontrolling interest	193	—

Net cash provided by financing activities	45,957	421

Change in cash	(10,619)	(6,316)
Cash at beginning of period	14,014	9,720

Cash at end of period	$3,395	$3,404

Supplemental disclosures of cash flow information
Interest paid	$370	$425

Income taxes paid	$2,413	$10,337

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and community based agencies, hospice-based services and facility-based services, primarily through long-term acute care hospitals (“LTACHs”). As of March 31, 2014, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated 310 service providers in 26 states within the continental United States.

Unaudited Interim Financial Information

The condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, and the related condensed consolidated statements of income for the three months ended March 31, 2014 and 2013, condensed consolidated statement of changes in equity for the three months ended March 31, 2014, condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 and related notes (collectively, these financial statements and the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2014, which includes information and disclosures not included herein.

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

Principles of Consolidation

The interim financial information includes all subsidiaries and entities controlled by the Company. Control is defined by the Company as ownership of a majority of the voting interest of an entity. The interim financial information includes entities in which the Company receives a majority of the entities’ expected residual returns, absorbs a majority of the entities’ expected losses, or both, as a result of ownership, contractual or other financial interests in the entity. Third party equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the Company’s interim financial information.

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended March 31,
	2014	2013
Wholly-owned subsidiaries	49.2%	47.2%
Equity joint ventures	48.0	50.1
License leasing arrangements	1.9	1.8
Management services	0.9	0.9

	100.0%	100.0%

All significant intercompany accounts and transactions have been eliminated in the Company’s accompanying interim financial information. Business combinations accounted for under the acquisition method have been included in the interim financial information from the respective dates of acquisition.

The following describes the Company’s consolidation policy with respect to its various ventures excluding wholly-owned subsidiaries:

Equity Joint Ventures

The members of the Company’s equity joint ventures participate in profits and losses in proportion to their equity interests. The Company consolidates these entities as the Company has voting control over the entities. The Company owns a majority equity interest ranging from 51% to 91% in these joint ventures.

License Leasing Arrangements

The Company, through wholly-owned subsidiaries, leases home health licenses necessary to operate certain of its home nursing agencies. As with its wholly-owned subsidiaries, the Company owns 100% of the equity of these entities and consolidates them based on such ownership.

Management Services

The Company has various management services agreements under which the Company manages certain operations of agencies and facilities. The Company does not consolidate these agencies or facilities because the Company does not have an ownership interest in, and does not have an obligation to absorb losses of, the entities that own the agencies and facilities or the right to receive the benefits from those entities.

Revenue Recognition

The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered. All such payors contribute to the net service revenue of the Company’s home-based services, hospice-based services and facility-based services.

The following table sets forth the percentage of net service revenue earned by category of payor for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Payor:
Medicare	78.7%	79.3%
Medicaid	1.3	1.5
Other	20.0	19.2

	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Home-based services	78.6%	79.7%
Hospice-based services	9.3	8.0
Facility-based services	12.1	12.3

	100.0%	100.0%

Medicare

Home-Based Services

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

Hospice-Based Services

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

Medicaid, managed care and other payors

The Company’s Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided. Therefore, revenue is recognized for Medicaid services as services are provided based on this fee schedule. The Company’s managed care and other payors reimburse the Company based upon a predetermined fee schedule or an episodic basis, depending on the terms of the applicable contract. Accordingly, the Company recognizes revenue from managed care and other payors in the same manner as the Company recognizes revenue from Medicare or Medicaid.

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

The Company’s services to the Medicare population are paid at prospectively set amounts that can be determined at the time services are rendered. The Company’s Medicaid reimbursement is based on a predetermined fee schedule applied to each individual service it provides. The Company’s managed care contracts and contracts with other payors provide for payments based upon a predetermined fee schedule or an episodic basis, depending on the terms of the applicable contract. Because of its payor mix, the Company is able to calculate its actual amount due at the patient level and adjust the gross charges down to the actual amount at the time of billing. This negates the need to record an estimated contractual allowance when reporting net service revenue for each reporting period.

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

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended March 31,
	2014	2013
Weighted average number of shares outstanding for basic per share calculation	17,148,043	16,966,525
Effect of dilutive potential shares:
Options	4,290	3,830
Nonvested stock	116,383	103,188

Adjusted weighted average shares for diluted per share calculation	17,268,716	17,073,543

Anti-dilutive shares	195,945	187,344

3. Acquisitions and Disposals

Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired two home-based agencies and one hospice-based agency during the three months ended March 31, 2014. The Company maintains an ownership interest in the acquired businesses as set forth below:

Acquired Businesses	Ownership Percentage	State of Operations	Acquisition Date
EAMC — Lanier Home Health	75%	Alabama	02/01/2014
Lifeline Home Health	100%	Kentucky	02/01/2014
Louisiana Hospice & Palliative Care of New Orleans	100%	Louisiana	03/01/2014

Each of the acquisitions was accounted for under the acquisition method of accounting, and accordingly, the accompanying interim financial information includes the results of operations of each acquired entity from the date of acquisition.

The total aggregate purchase price for the Company’s acquisitions was $1.7 million, of which $1.6 million was paid in cash. The purchase prices are determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows. The Company paid $0.2 million in acquisition-related costs, which was recorded in general and administrative expenses.

The Company’s home-based services segment recognized aggregate goodwill of $0.5 million for the acquisitions and hospice-based services segment recognized aggregate goodwill of $1.0 million. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired (all amounts are in thousands):

Consideration
Cash	$1,621

Fair value of total consideration transferred	$1,621

Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	$153
Certificate of need/license	167
Other identifiable intangible assets	10
Other assets and (liabilities), net	(76)

Total identifiable assets	$254

Noncontrolling interest	$98
Goodwill, including noncontrolling interest of $38	$1,465

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

On March 31, 2014, the Company paid $59.5 million in cash to acquire the home health, hospice and community-based service lines of Deaconess HomeCare, LLC, a subsidiary of BioScrip, Inc., effective April 1, 2014. Since control was not assumed until April 1, 2014, the $59.5 million cash payment is recorded in other assets on the balance sheet as of March 31, 2014.

Sale of Membership Interest in Company’s Subsidiary

During the three months ended March 31, 2014, the Company sold membership interests in one equity joint venture. The total sale price for the equity transactions was $0.2 million.

4. Goodwill and Intangibles

The changes in recorded goodwill by segment for the three months ended March 31, 2014 were as follows (amounts in thousands):

Three Months Ended March 31, 2014
Home-based services segment:
Balance at beginning of period	$173,839
Goodwill from acquisitions	436
Goodwill related to noncontrolling interest	38

Balance as of March 31, 2014	$174,313

Hospice-based services segment:
Balance at beginning of period	$9,463
Goodwill from acquisitions	991

Balance as of March 31, 2014	$10,454

Facility-based services segment:
Balance at beginning of period	$11,591

Balance as of March 31, 2014	$11,591

Consolidated balance as of March 31, 2014	$196,358

Intangible assets consisted of the following as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$46,848	—	$46,848
Certificates of need/licenses	Indefinite	10,707	—	10,707

Indefinite-lived balance at end of period		$57,555	—	$57,555

Definite-lived assets:
Trade names	3 months — 5 years	$5,637	$(1,448)	$4,189
Non-compete agreements	3 months — 2 years	3,840	(3,537)	303

Definite-lived balance at end of period		$9,477	$(4,985)	$4,492

Balance at March 31, 2014		$67,032	$(4,985)	$62,047

	December 31, 2013
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$46,707	—	$46,707
Certificates of need/licenses	Indefinite	10,540	—	10,540

Indefinite-lived balance at end of period		$57,247	—	$57,247

Definite-lived assets:
Trade names	3 months — 5 years	$5,625	$(1,055)	$4,570
Non-compete agreements	3 months — 2 years	3,830	(3,463)	367

Definite-lived balance at end of period		$9,455	$(4,518)	$4,937

Balance at December 31, 2013		$66,702	$(4,518)	$62,184

Intangible assets of $56.7 million, net of accumulated amortization, were related to the home-based services segment, $4.3 were related to the hospice-based segment and $1.1 million were related to the facility-based services segment as of March 31, 2014.

5. Debt

Credit Facility

As of March 31, 2014 and December 31, 2013, respectively, the Company had $70.0 million and $22.0 million drawn and letters of credit totaling $6.7 million outstanding under its credit facility with Capital One, National Association. The interest rate for borrowings under its credit facility is a variable rate which is a function of the prime rate (base rate) or London Interbank Offered Rate (“LIBOR”) as elected by the Company, plus the applicable margin based on the Leverage Ratio, as defined in the credit agreement. The base rate interest rate at March 31, 2014 was 4.25% and the LIBOR interest rate was 2.40%.

As of March 31, 2014, the Company had $23.3 million available under the Company’s credit agreement with Capital One, National Association.

Promissory Note

On January 7, 2014, the Company entered into a promissory note with American Bank & Trust Company in an aggregate principal amount of $1.2 million. The promissory note matures on January 6, 2019. Principal payments of $20,000 are due monthly over a period of 60 months. The interest rate on the promissory note is a fixed rate of 4.50%.

6. Income Taxes

As of March 31, 2014, an unrecognized tax benefit of $3.4 million was recorded in income tax payable, which, if recognized, would decrease the Company’s effective tax rate. All of the Company’s unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011.

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

Share Based Compensation

Nonvested Stock

During the three months ended March 31, 2014, the Company’s independent directors were granted 23,400 nonvested shares of common stock under the 2005 Director Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved and available for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the three months ended March 31, 2014, employees were granted 172,545 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares vest over a five year period, conditioned on continued employment for the full incentive period. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the three months ended March 31, 2014 was $23.56.

The following table represents the nonvested stock activity for the three months ended March 31, 2014:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2013	506,467	$22.08
Granted	195,945	$23.56
Vested	(140,139)	$21.57

Nonvested shares outstanding as of March 31, 2014	562,273	$22.31

During the three months ended March 31, 2014, an independent director of the Company received a share based award, which will be settled in cash at March 1, 2015. The amount of such cash payment will equal the fair market value of 2,600 shares on the settlement date.

As of March 31, 2014, there was $11.0 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.59 years. The total fair value of shares of common stock vested during the three months ended March 31, 2014 and 2013 was $3.3 million and $2.9 million, respectively. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $1.0 million and $0.9 million of compensation expense related to nonvested stock grants in the three months ended March 31, 2014 and 2013, respectively.

Employee Stock Purchase Plan

In 2006, the Company adopted the Employee Stock Purchase Plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There were 250,000 shares of common stock initially reserved for the plan. In 2013, the Company adopted the Amended and Restated Employee Stock Purchase Plan, which issued an additional 250,000 shares of common stock to the plan.

The table below details the shares of common stock issued during 2014:

	Number of Shares	Per share price
Shares available as of December 31, 2013	272,788
Shares issued during three months ended March 31, 2014	8,025	$22.84

Shares available as of March 31, 2014	264,763

Stock Options

As of March 31, 2014, 15,000 options were issued and exercisable. During the three months ended March 31, 2014, no options were exercised or forfeited and no options were granted.

Treasury Stock

In conjunction with the vesting of the nonvested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the three months ended March 31, 2014, the Company redeemed 30,844 shares of common stock valued at $0.7 million, related to these tax obligations.

Stock Repurchase Program

In October 2010, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock, from time to time, in an amount not to exceed $50.0 million (“the Stock Repurchase Program”). The Company anticipates that it will finance any future repurchases made under the Stock Repurchase Program with cash from general corporate funds or draws under its credit facility. The Company may repurchase shares of common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations.

The Company uses the cost method to account for the repurchase of common stock and the average cost method to account for reissuance of treasury shares. During the three months ended March 31, 2014, no shares have been repurchased or reissued from treasury shares. The remaining dollar value of shares authorized to be purchased under the Stock Repurchase Program was $22.5 million as of March 31, 2014.

8. Commitments and Contingencies

Contingencies

The Company is involved in various legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes the outcome of pending litigation will not have a material adverse effect, after considering the effect of the Company’s insurance coverage, on the Company’s interim financial information.

On October 17, 2011, the Company received a subpoena from the Department of Health and Human Services Office of Inspector General (the “OIG”). The subpoena requested documents related to the Company’s agencies in Oregon, Washington and Idaho. The Company produced the requested documents and cooperated fully with the OIG’s review. The Company later learned that the OIG review resulted from a qui tam action filed by a relator under the whistleblower provisions of the federal False Claims Act. On March 7, 2014, the United States District Court for the Western District of Washington granted the government’s motion to decline intervention in the relator’s action, the relator’s complaint was unsealed, and the relator voluntarily dismissed the complaint.

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

On December 30, 2013, a related derivative complaint was filed by a purported Company shareholder against certain of the Company’s current and former executive officers, employees and members of its Board of Directors in the United States District Court of the Western District of Louisiana, styled McCormack v. Myers, et al., Case No. 6:13-cv-03301-JTT-CMH. The action was brought derivatively on the Company’s behalf and the Company was also named as a nominal defendant. Plaintiff generally alleges that the individual defendants breached their fiduciary duties owed to the Company and wasted corporate assets. Plaintiff also alleges that the Company’s Chairman and Chief Executive Officer caused false and misleading statements to be issued in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and that the Company’s Directors are control persons under Section 20(a) of the Exchange Act. The complaint also alleges claims for insider selling, misappropriation of information and unjust enrichment against the Company’s Chairman and Chief Executive Officer and the Company’s former President and Chief Operating Officer. On March 25, 2014, the McCormack action was consolidated with the related Plummer derivative action described above and stayed pending the conclusion of expert discovery in the related City of Omaha shareholder securities class action described above. The Company believes these claims are without merit and intends to defend this lawsuit vigorously. The Company cannot predict the outcome or effect of this lawsuit, if any, on the Company’s financial condition and results of operations.

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

9. Noncontrolling interest

Noncontrolling Interest-Redeemable

A majority of the Company’s equity joint venture agreements include a provision that requires the Company to purchase the noncontrolling partner’s interest upon the occurrence of certain triggering events, such as death or bankruptcy of the partner or the partner’s exclusion from the Medicare or Medicaid programs. These triggering events and the related repurchase provisions are specific to each individual equity joint venture; if the repurchase provision is triggered in any one equity joint venture, the remaining equity joint ventures would not be impacted. Upon the occurrence of a triggering event, the Company would be required to purchase the noncontrolling partner’s interest at either the fair value or the book value at the time of purchase, as stated in the applicable joint venture agreement. Historically, no triggering event has occurred, and the Company believes the likelihood of a triggering event occurring is remote. The Company has never been required to purchase the noncontrolling interest of any of its equity joint venture partners. According to authoritative guidance, redeemable noncontrolling interests must be reported outside of permanent equity on the consolidated balance sheet in instances where there is a repurchase provision with a triggering event that is outside the control of the Company.

The following table summarizes the activity of noncontrolling interest-redeemable for the three months ended March 31, 2014 (amounts in thousands):

Balance as of December 31, 2013	$11,258
Net income attributable to noncontrolling interest-redeemable	869
Noncontrolling interest-redeemable distributions	(1,460)
Sale of noncontrolling interest	32
Purchase of noncontrolling interest	98

Balance as of March 31, 2014	$10,797

10. Allowance for Uncollectible Accounts

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

Balance as of December 31, 2013	$14,334
Additions	3,362
Deductions	(2,877)

Balance as of March 31, 2014	$14,819

11. Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. The carrying value of the Company’s long-term debt approximates fair value as the interest rates approximates current rates.

12. Segment Information

During the three months ended March 31, 2014, the Company had a change in the composition of segments due to the hospice-based services meeting the criteria of quantitative thresholds established by ASC 280, Segment Reporting. Prior-period segment data has been restated to reflect the newly reportable segment in which hospice-based services were previously included in home-based services.

The Company’s segments consist of home-based services, hospice-based services and facility-based services. Home-based services include home nursing services and community based services. Hospice-based services include hospice services. Facility-based services include long-term acute care services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following tables summarize the Company’s segment information for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended March 31, 2014
	Home- Based Services	Hospice- Based Services	Facility- Based Services	Total
Net service revenue	$128,680	$15,222	$19,779	$163,681
Cost of service revenue	76,444	8,897	11,993	97,334
Provision for bad debts	2,654	105	603	3,362
General and administrative expenses	44,544	4,447	5,621	54,612

Operating income	5,038	1,773	1,562	8,373

Interest expense	(310)	(39)	(39)	(388)
Non-operating income	27	3	3	33

Income before income taxes and noncontrolling interest	4,755	1,737	1,526	8,018
Income tax expense	2,293	346	284	2,923

Net income	2,462	1,391	1,242	5,095
Less net income attributable to noncontrolling interests	607	201	219	1,027

Net income attributable to LHC Group, Inc.’s common stockholders	$1,855	$1,190	$1,023	$4,068

Total assets	$402,455	$28,919	$36,726	$468,100

	Three Months Ended March 31, 2013
	Home- Based Services	Hospice- Based Services	Facility- Based Services	Total
Net service revenue	$129,076	$12,911	$19,966	$161,953
Cost of service revenue	73,535	8,055	11,658	93,248
Provision for bad debts	3,019	258	640	3,917
General and administrative expenses	42,422	3,750	5,451	51,623

Operating income	10,100	848	2,217	13,165

Interest expense	(353)	(34)	(38)	(425)
Non-operating income	26	15	24	65

Income before income taxes and noncontrolling interest	9,773	829	2,203	12,805
Income tax expense	3,825	262	449	4,536

Net income	5,948	567	1,754	8,269
Less net income attributable to noncontrolling interests	1,367	232	384	1,983

Net income attributable to LHC Group, Inc.’s common stockholders	$4,581	$335	$1,370	$6,286

Total assets	$335,541	$22,600	$36,766	$394,907

13. Supplemental Cash Flow Information

During the three months ended March 31, 2014, $0.4 million of licenses associated with the Point of Care technology were capitalized as additions to property, building and equipment. These licenses were purchased during the twelve months ended December 31, 2010 and previously recorded in other assets on the balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after March 31, 2014;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with SEC laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.

The forward-looking statements included in this report reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), as updated by our subsequent filings with the SEC. This report should be read in conjunction with the 2013 Form 10-K, and all of our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K made with the SEC through the date of this report.

You should read this report, the information incorporated by reference into this report and the documents filed as exhibits to this report completely and with the understanding that our actual future results or achievements may differ materially from what we expect or anticipate.

The forward-looking statements contained in this report reflect our views and assumptions only as of the date this report is filed with the SEC. Except as required by law, we assume no responsibility for updating any forward-looking statements.

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

OVERVIEW

We provide quality cost-effective post-acute health care services to our patients. As of March 31, 2014, we had 310 service providers in 26 states: Alabama, Arkansas, California, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. Our services are classified into three segments: (1) home-based services offered through our home nursing agencies and community based agencies; (2) hospice-based services offered through hospice agencies; and (3) facility-based services offered through our long-term acute care hospitals (“LTACHs”).

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, and physical, occupational and speech therapy. As of March 31, 2014, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	255
Community Based Services	8
Specialty Services	1
Management Companies	3

267

Of our 267 home-based services locations, 142 are wholly-owned by us, 118 are majority-owned by us through equity joint ventures, four are under license lease arrangements and the operations of the remaining three locations are only managed by us. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and organic development.

Through our hospice-based services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of March 31, 2014, we owned and operated 33 locations, of which 20 are wholly-owned by us, 11 are majority-owned by us through equity joint ventures and two are under license lease arrangements.

We provide facility-based services principally through our LTACHs. As of March 31, 2014, we owned and operated six LTACHs with eight locations, of which all but one are located within host hospitals. We also owned and operated a family health center and a pharmacy. Of these 10 facility-based services locations, five are wholly-owned by us and five are majority-owned through equity joint ventures.

The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Home-based services	78.6%	79.7%
Hospice-based services	9.3	8.0
Facility-based services	12.1	12.3

	100.0%	100.0%

Recent Developments

Home-Based Services

When the Patient Protection and Affordable Care Act (“PPACA”) was enacted in 2010, it changed a number of Medicare payment rates, including the reinstatement of the 3% home health rural add-on, which began on April 1, 2010 (expiring January 1, 2016). Other changes from PPACA that took effect on or after January 1, 2011 are:

•	reducing the market basket adjustment to be determined by CMS for each of 2011, 2012 and 2013 by 1%;

•	instituting a full productivity adjustment beginning in 2015; and

•	rebasing of the base payment rate for Medicare beginning in 2014 and phasing in over a four year period.

On November 22, 2013, CMS issued a final rule (effective January 1, 2014) regarding payment rates for home health services provided during 2014, which includes the following elements:

•	decreased base payment rate by 1.05%, which is made up of a market basket increase of 2.3%, rebasing decrease of 2.75% and HH PPS Grouper refinements decrease of 0.6%.

•	reduced the average case-mix weight for 2014 from 1.3464 to 1.0000. To offset the effect of resetting the case mix average to 1.000, CMS upwardly-adjusted the national, standardized 60-day episode payment rate by the same factor that it used to decrease the weights from $2,137.73 in 2013 to $2,869.27 in 2014.

•	removed 170 diagnosis codes from assignment to diagnosis groups within HH PPS Grouper.

•	begin using ICD-10-CM codes within HH PPS Grouper. On April 1, 2014, the “Protecting Access to Medicare Act of 2014” HR4302 was signed, a provision of which delayed the conversion of ICD-10 by one year, to October 1, 2015.

•	reduced rebasing amounts for 2014 through 2017 by an aggregate of $80.95, which is 3.5% of 2010 rates or 2.75% of 2013 rates.

Hospice-Based Services

On August 2, 2013, CMS released its final rule for hospice for fiscal year 2014, which increased Medicare reimbursement payments by 1.0% over fiscal year 2013. The 1.0% increase consists of a 2.5% inflationary market basket update offset by a 0.7% reduction related to the wage index changes and the fifth year of CMS’s seven-year phase-out of its wage index budget neutrality adjustment factor, a 0.5% reduction for the productivity adjustment, and a 0.3% reduction to the market basket as defined by PPACA. The following table shows the hospice Medicare payment rates for fiscal year 2014, which began on October 1, 2013 and will end September 30, 2014:

Description	Rate per patient day
Routine Home Care	$156.06
Continuous Home Care	$910.78
Full Rate = 24 hours of care
$37.95 = hourly rate
Inpatient Respite Care	$161.42
General Inpatient Care	$694.19

On May 2, 2014, CMS issued a proposed rule that would update fiscal year 2015 Medicare payment rates and the wage index for hospices serving Medicare beneficiaries. As proposed, hospices would see an estimated 1.3% increase in their payments for fiscal year 2015. The hospice payment increase would be the net result of a proposed hospice payment update to the hospice per diem rates of 2% (a “hospital market basket” increase of 2.7% minus 0.7 percentage point for reductions mandated by law), and a 0.7% decrease in payments to hospices due to updated wage data and the sixth year of CMS’ seven-year phase-out of its wage index budget neutrality adjustment factor.

Facility-Based Services

On August 2, 2013, CMS released its final rule for LTACH Medicare reimbursement for fiscal year 2014, which began on October 1, 2013 and ends on September 30, 2014. In the aggregate, payments for fiscal year 2014 will increase by 1.3% over fiscal year 2013 rates. The 1.3% increase consists of a 2.5% inflationary market basket update, offset by a 0.5% reduction for the productivity adjustment, and a 0.3% reduction to the market basket as defined by PPACA. LTACH payment rates will also be reduced by approximately 1.3% for the “one-time” budget neutrality adjustment factor and projected increases in estimated high cost outlier payments as compared to fiscal year 2013.

The LTACH fiscal year 2014 final rule also addressed the 25 Percent rule. Under the 25 Percent rule, if an LTACH admits more than 25% of its patients from a single acute care hospital, Medicare will pay the LTACH for cases in excess of the threshold at a lower rate comparable to the Inpatient Prospective Payment System (“IPPS”) that hospitals receive for general acute care. A statutory moratorium on the application of the 25 Percent rule was in place from December 2007 through December 2012. CMS stated its intention to extend the moratorium for fiscal year 2013, but allowed the policy to go into effect in fiscal year 2014. The imposition of the 25 Percent rule applied to all LTACHs beginning with their first cost reporting period beginning on or after October 1, 2013. As described below, recent legislation has suspended the 25 Percent rule for most LTACHs for two years.

On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013 (Public Law 113-67). This new law prevents a scheduled payment reduction for physicians and other practitioners who treat Medicare patients from taking effect on January 1, 2014. Included in the legislation are the following changes to LTACH reimbursement:

•	Medicare discharges from LTACHs will continue to be paid at full LTACH PPS rates if:

•	the patient spent at least three days in a short-term care hospital (“STCH”) intensive care unit (“ICU”) during a STCH stay that immediately preceded the LTACH stay, or

•	the patient was on a ventilator for more than 96 hours in the LTACH (based on the MS-LTACH DRG assigned) and had a STCH stay immediately preceding the LTACH stay.

Also, the LTACH discharge cannot have a principal diagnosis that is psychiatric or rehabilitation.

•	All other Medicare discharges from LTACHs will be paid at a new “site neutral” rate, which is the lesser of:

•	the IPPS comparable per diem amount determined using the formula in the short-stay outlier regulation at 42 C.F.R. § 412.529(d)(4) plus applicable outlier payments, or

•	100% of the estimated cost of the services involved.

•	The above new payment policy will not be effective until LTACH cost reporting periods beginning on or after October 1, 2015, and the site neutral payment rate will be phased-in over three years.

•	For cost reporting periods beginning on or after October 1, 2015, discharges paid at the site neutral payment rate or by a Medicare Advantage plan (Part C) will be excluded from the LTACH average length-of-stay (“ALOS”) calculation.

•	For cost reporting periods beginning in fiscal year 2016 and later, CMS will notify LTACHs of their “LTACH discharge payment percentage” (i.e., the number of discharges not paid at the site neutral payment rate divided by the total number of discharges).

•	For cost reporting periods beginning in fiscal year 2020 and later, LTACHs with less than 50% of their discharges paid at the full LTACH PPS rates will be switched to payment under the IPPS for all discharges in subsequent cost reporting periods. However, CMS will set up a process for LTACHs to seek reinstatement of LTACH PPS rates for applicable discharges.

•	MedPAC will study the impact of the above changes on quality of care, use of hospice and other post-acute care settings, different types of LTACHs and growth in Medicare spending on LTACHs. MedPAC is to submit a report to Congress with any recommendations by June 30, 2019. The report is to also include MedPAC’s assessment of whether the 25 Percent rule should continue to be applied.

•	25 Percent rule relief for freestanding LTACHs, HWHs and satellite facilities will be extended without interruption for cost reporting periods beginning on or after December 29, 2007 through December 28, 2016. Grandfathered HWHs will be permanently exempt from the 25 Percent rule. CMS must report to Congress by December 18, 2015 on whether the 25 Percent rule should continue to be applied.

•	The moratorium on new LTACH facilities and increases in LTACH beds will be renewed for the period from April 1, 2014 to September 30, 2017. Although the introductory language only refers to a moratorium extension for LTACH bed increases, the amendment to the MMSEA would extend both moratoriums. No exceptions will apply during this extension of the moratoriums. The original rule renewed the moratorium for the period beginning January 1, 2015; however a provision within HR4302 accelerated the moratorium period beginning on April 1, 2014.

•	Not later than October 1, 2015, CMS will establish a new functional status quality measure for change in mobility of ventilator patients.

•	As part of the fiscal year 2015 or 2016 rulemaking, CMS is to study payment rates and regulations that apply to the special category of neoplastic disease LTACHs and may adjust such payment rates.

On April 30, 2014, CMS issued a proposed rule that would update fiscal year 2015 Medicare payment policies and rates under the IPPS and the LTCH PPS. The proposed changes to payment rates under LTCH PPS would increase by 0.8% based on the proposed payment rates for fiscal year 2015. This estimated increase is attributable to several factors, including the proposed update of 2.1% (based on a market basket update of 2.7% adjusted by a multi-factor productivity adjustment of -0.4 percentage point and an additional adjustment of -0.2 percentage point in accordance with the PPACA); the “one-time” budget neutrality adjustment to standard

Federal rate of approximately -1.3% under the last year of a three-year phase-in; and projected decrease in estimated high cost outlier payments as compared to fiscal year 2014. In this proposed rule, CMS stated that it was deferring proposals on new LTCH criteria and the site-neutral payment system (adopted in the Pathway for SGR Reform Act of 2013 as amended by the Protecting Access to Medicare Act of 2014) until the fiscal year 2016 LTCH PPS proposed rule.

None of the above described estimated changes to Medicare payments for home health, hospice and LTACHs for 2014 include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.

RESULTS OF OPERATIONS

Three months ended March 31, 2014

Consolidated financial statements

The following table summarizes our consolidated results of operations for the three months ended March 31, 2014 and 2013 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2014			2013			Increase (Decrease)	Percentage Change
Net service revenue	$163,681			$161,953			$1,728	1.1%
Cost of service revenue	97,334	59.5%		93,248	57.6%		4,086	4.4
Provision for bad debts	3,362	2.1%		3,917	2.4%		(555)	(14.2)
General and administrative expenses	54,612	33.4%		51,623	31.9%		2,989	5.8
Income tax expense	2,923	41.8	%(1)	4,536	41.9	%(1)	(1,613)	(35.6)
Noncontrolling interest	1,027			1,983			(956)	—
Total non-operating income (loss)	(355)			(360)			5	—

Net income attributable to LHC Group, Inc.’s common stockholders	$4,068			$6,286			$(2,218)

(1)	Percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders

Net service revenue

The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes and patient days for the three months ended March 31, 2014 and the related change from the same period in 2013 (amounts in thousands, except admissions, census, episode data and patient days):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home-Based Services
Revenue	$122,384	$211	$122,595	(5.0)%	$6,085	$128,680	0.3%
Revenue Medicare	$94,813	$104	$94,917	(5.5)%	$5,026	$99,943	(0.5)%
New Admissions	29,021	91	29,112	(4.5)%	1,911	31,023	1.8%
New Medicare Admissions	19,658	52	19,710	(4.2)%	1,425	21,135	2.7%
Average Census	31,594	123	31,717	(10.8)%	1,859	33,576	(5.6)%
Average Medicare Census	23,446	34	23,480	(11.7)%	1,485	24,965	(6.2)%
Home Health Episodes	40,563	11	40,574	(5.2)%	1,861	42,435	(0.9)%
Hospice-Based Services
Revenue	$14,305	—	$14,305	10.8%	$917	$15,222	17.9%
Revenue Medicare	$13,259	—	$13,259	10.5%	$896	$14,155	17.9%
New Admissions	1,165	—	1,165	(8.6)%	67	1,232	(3.4)%
New Medicare Admissions	1,002	—	1,002	(13.7)%	63	1,065	(8.3)%
Average Census	1,137	—	1,137	6.1%	86	1,223	14.2%
Average Medicare Census	1,039	—	1,039	6.5%	85	1,124	15.2%
Patient days	103,430	—	103,430	7.3%	6,613	110,043	14.2%
Facility-Based Services
Revenue	$19,779	—	$19,779	(0.9%)	—	$19,779	(0.9)%
Patient days	16,462	—	16,462	2.1%	—	16,462	2.1%

(1)	Same store — location that has been in service with us for greater than 12 months.
(2)	De Novo — internally developed location that has been in service with us for 12 months or less.
(3)	Organic — combination of same store and de novo.
(4)	Acquired — purchased location that has been in service with us for 12 months or less.

Total organic home-based services revenue for the three months ended March 31, 2014 decreased 5.0% as compared to the same period in 2013, and organic Medicare revenue decreased 5.5%. During the three months ended March 31, 2014, we had 130 agency closures due to inclement weather events, which resulted in decreases in patient admission volumes. This decrease in patient admission volumes combined with the negative impact of Medicare sequestration and rebasing ultimately resulted in a decrease in revenue.

Total organic hospice-based services revenue for the three months ended March 31, 2014 increased 10.8% as compared to the same period in 2013 due to the combination of an increase in patients on census and the successful execution of same store growth strategies, all of which were then partially offset by the negative impact of Medicare sequestration.

Facility-based net service revenue decreased in the three months ended March 31, 2014 as compared to the same period in 2013 due to the negative impact of Medicare sequestration, which was then partially offset by the increase in patient day volumes.

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

Cost of service revenue

The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2014		2013
Home-based services
Salaries, wages and benefits	$68,587	53.3%	$65,412	50.7%
Transportation	4,808	3.7	5,176	4.0
Supplies and services	3,049	2.4	2,947	2.3

Total	$76,444	59.4%	$73,535	57.0%

Hospice-based services
Salaries, wages and benefits	$6,130	40.3%	$5,509	42.7%
Transportation	665	4.4	632	4.9
Supplies and services	2,102	13.8	1,914	14.8

Total	$8,897	58.5%	$8,055	62.4%

Facility-based services
Salaries, wages and benefits	$7,890	39.9%	$7,280	36.5%
Transportation	66	0.3	71	0.3
Supplies and services	4,037	20.4	4,307	21.6

Total	$11,993	60.6%	$11,658	58.4%

Consolidated cost of service revenue for the three months ended March 31, 2014 was $97.3 million compared to $93.2 million for the same period in 2013, an increase of $4.1 million, or 4.4%. For home-based services and hospice-based services, the increase was primarily due to an increase in salaries, wages and benefits from agencies acquired since March 31, 2013. For facility-based services, the increase was primarily due to an increase in salaries, wages and benefits caused by the increase in skilled labor needed to service the increase in patient acuity, which was then partially offset by the decreased use of certain pharmaceutical supplies and laboratory expenses.

Provision for bad debts

Consolidated provision for bad debts for the three months ended March 31, 2014 was $3.4 million compared to $3.9 million for the same period in 2013, a decrease of $0.5 million, or 14.2%. For home-based services, provision for bad debts reported in 2013 included expense associated with certain collectability risks identified on a group of claims from certain commercial insurance payor contracts, which did not then recur in 2014. For hospice-based services, provision for bad debts decreased in 2014 due to the recognition of a Change in Ownership (“CHOW”) by CMS for two agencies acquired in 2013. These CHOWs allowed previously “at risk” patient claims to be billed and collected, thereby reducing provision for bad debts during 2014.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2014		2013
Home-based services
General and administrative	$43,000	33.4%	$41,036	31.8%
Depreciation	1,544	1.2	1,386	1.1

Total	$44,544	34.6%	$42,422	32.9%

Hospice-based services
General and administrative	$4,199	27.6%	$3,586	27.8%
Depreciation	248	1.6	164	1.3

Total	$4,447	29.2%	$3,750	29.1%

Facility-based services
General and administrative	$5,288	26.7%	$5,171	25.9%
Depreciation	333	1.7	280	1.4

Total	$5,621	28.4%	$5,451	27.3%

Consolidated general and administrative expenses for the three months ended March 31, 2014 was $54.6 million compared to $51.6 million for the same period in 2013, an increase of $3.0 million, or 5.8%. For home-based services and hospice-based services, general and administrative expenses increased due to agencies acquired since March 31, 2013, acquisition-related costs, and Point of Care (“POC”) device costs, which were partially offset by reductions of staff resulting from the benefits derived from POC initiatives implemented over the past year. For facility-based services, depreciation increased due to equipment purchases.

Income tax expense

Consolidated income tax expense for the three months ended March 31, 2014 was $2.9 million compared to $4.5 million for the same period in 2013, a decrease of $1.6 million, or 35.6%. Income tax expense decreased in direct correlation to the decrease in income before income taxes and noncontrolling interest.

Noncontrolling interest

Consolidated noncontrolling interest for the three months ended March 31, 2014 was $1.0 million compared to $2.0 million for the same period in 2013, a decrease of $1.0 million, or 48.3%. The decrease was primarily related to an overall decrease in census amongst joint venture locations, which resulted in decrease in operating results of the joint ventures themselves.

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

Our reported cash flows from operating activities are affected by various external and internal factors, including the following:

•	Operating Results — Our net income has a significant effect on our operating cash flows. Any significant increase or decrease in our net income could have a material effect on our operating cash flows.

•	Timing of Acquisitions — We use our operating cash flows for acquisitions. When the acquisitions occur at or near the end of a period, our cash outflows significantly increase.

•	Timing of Payroll — Our employees are paid bi-weekly on Fridays; therefore, operating cash flows decline in reporting periods that end on a Friday.

•	Medical Insurance Plan Funding — We are self-funded for medical insurance purposes. Any significant changes in the amount of insurance claims submitted could have a direct effect on our operating cash flows.

•	Medical Supplies — A significant expense associated with our business is the cost of medical supplies. Any increase in the cost of medical supplies, or in the use of medical supplies by our patients, could have a material effect on our operating cash flows.

The following table summarizes changes in cash (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$6,103	$14,069
Investing activities	(62,679)	(20,806)
Financing activities	45,957	421

Change in cash	(10,619)	(6,316)
Cash and cash equivalents at beginning of period	14,014	9,720

Cash and cash equivalents at end of period	$3,395	$3,404

Cash provided by operating activities for the three months ended March 31, 2014 decreased as compared to the same period in 2013 due to lower net income in the period combined with other changes in working capital. Cash collections generated from accounts receivable increased due to the overall improved collection experience and the recognition of CHOWs by CMS for two agencies acquired in 2013. Additionally, salaries, wages, and benefits payable decreased due to the timing of funded payroll.

Cash used in investing activities for the three months ended March 31, 2014 increased as compared to the same period in 2013 due to the acquisition of the home health, hospice and community-based service lines of Deaconess HomeCare, LLC, a subsidiary of BioScrip, Inc.

Cash provided by financing activities for the three months ended March 31, 2014 increased as compared to the same period in 2013 due to the proceeds taken from the line of credit to fund the Deaconess HomeCare, LLC acquisition and the reduction in the amount of net repayment activity on our credit facility.

Accounts Receivable and Allowance for Uncollectible Accounts

For home-based services and hospice-based services, we calculate the allowance for uncollectible accounts as a percentage of total patient receivables. The percentage changes depending on the payor and increases as the patient receivables age. For facility-based services, we calculate the allowance for uncollectible accounts based on a claim by claim review.

As of March 31, 2014, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 14.9%, or $14.8 million, compared to 13.9% or $14.3 million at December 31, 2013. Days sales outstanding as of March 31, 2014 and December 31, 2013 was 46 and 49 days, respectively.

The following table sets forth as of March 31, 2014, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$47,467	$8,407	$5,869	$1,436	$63,179
Medicaid	2,515	376	538	127	3,556
Other	19,310	4,819	5,302	3,123	32,554

Total	$69,292	$13,602	$11,709	$4,686	$99,289

The following table sets forth as of December 31, 2013, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$51,030	$9,858	$9,278	$653	$70,819
Medicaid	2,055	581	407	118	3,161
Other	15,542	5,246	5,751	2,779	29,318

Total	$68,627	$15,685	$15,436	$3,550	$103,298

Indebtedness

As of March 31, 2014 we had $23.3 million available, $70.0 million drawn, and $6.7 million of letters of credit outstanding under our credit facility. At December 31, 2013, we had $22.0 million drawn and $6.7 million of letters of credit outstanding under our credit facility.

Our credit agreement with Capital One, National Association provides for a maximum aggregate principal borrowing of $100 million. Our credit facility, which is scheduled to expire on August 31, 2015, is unsecured and has a letter of credit sub-limit of $15 million. A fee of 0.5% is charged for any unused amounts. A letter of credit fee equal to the applicable LIBOR margin multiplied-by the face amount of the letter of credit is charged upon the issuance and on each anniversary date while the letter of credit is outstanding. The agent’s standard up-front fee and other customary administrative charges will also be due upon issuance of the letter of credit along with a renewal fee on each anniversary date of such issuance while the letter of credit is outstanding. The interest rate for the borrowings under our credit facility, at our election, shall be either at the Base Rate (as defined in the credit agreement) as a function of the prime rate or the LIBOR Rate (as defined in the credit agreement). Borrowings accruing interest under the credit facility at either the Base Rate or the LIBOR Rate are subject to the applicable margins set forth below:

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

At March 31, 2014, we were in compliance with all covenants contained in the Credit Agreement governing our credit facility.

Contingencies

For a discussion of contingencies, see Note 8 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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

Critical Accounting Policies

For a discussion of critical accounting policies concerning revenue recognition, see Note 2 of the Notes to Condensed Consolidated Financial Statements, which is incorporate herein by reference.

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

The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent 63.6% and 68.6% of our patient accounts receivable as of March 31, 2014 and December 31, 2013, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

Our employee health insurance program is self funded, with stop-loss coverage on claims that exceed $0.2 million for any individually covered employee or employee family member. We are responsible for workers’ compensation claims up to $0.4 million per individual incident.

Malpractice, employment practices and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through March 31, 2014 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $0.8 million per security claims and $0.5 million on other claims.

We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2014, we had $3.4 million of cash. Cash in excess of requirements is deposited in highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, we would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. In 2014, the FDIC will insure each depositor up to $250,000 in coverage at each separately chartered insured depository institution. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits in excess of the FDIC insurance limit and does not expect any in the future.

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our credit facility is a revolving credit facility and, as such, we borrow, repay and re-borrow amounts as needed, changing the average daily balance outstanding under our credit facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under our credit facility would have increased interest expense by less than $1,000 for the three months ended March 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to ensure that information that we are required to disclose in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of March 31, 2014.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarterly period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For a discussion of legal proceedings, see Note 8 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

There have been no material changes from the information included in Part I, Item 1A. “Risk Factors” of the Company’s 2013 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2010, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). The Company anticipates that it will finance any future repurchases under the Stock Repurchase Program with cash from general corporate funds, or draws under its credit facility, the terms of which allow us to purchase up to $50.0 million of the Company’s common stock without obtaining approval from the bank group that holds the Company’s debt. The Company may repurchase shares of its common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations. During the three months ended March 31, 2014, no shares were repurchased. The remaining dollar value of shares authorized to be purchased under the Share Repurchase Program was $22.5 million as of March 31, 2014.

ITEM 6.	EXHIBITS.

2.1	Stock Purchase Agreement dated February 1, 2014, between Deaconess HomeCare, LLC and LHC Group, Inc. (previously filed as Exhibit 10.1 to the Form 8-K file February 3, 2014), as amended by that certain Amendment to Stock Purchase Agreement dated March 31, 2014, between Deaconess Homecare, LLC and LHC Group, Inc. (previously filed as Exhibit 2.1 to the Form 8-K filed on April 1, 2014).

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to the Form 10-Q on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey M. Kreger, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LHC GROUP, INC.

Date: May 8, 2014	/s/ Jeffrey M. Kreger
Jeffrey M. Kreger
Executive Vice President and Chief Financial Officer (Principal financial officer)