Form 10-Q
period 2014-06-30
LHC Group, Inc
filed 2014-08-07
CIK 1303313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of common stock, par value $0.01, outstanding as of July 30, 2014: 17,789,101 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$12,027	$14,014
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $16,176 and $14,334, respectively	98,932	88,964
Other receivables	2,361	608
Amounts due from governmental entities	990	1,234

Total receivables, net	102,283	90,806
Deferred income taxes	9,817	9,251
Prepaid income taxes	3,497	4,069
Prepaid expenses	8,657	6,966
Other current assets	4,137	4,449
Receivable due from insurance carrier	7,850	—

Total current assets	148,268	129,555
Property, building and equipment, net of accumulated depreciation of $44,258 and $40,935, respectively	32,929	31,052
Goodwill	229,462	194,893
Intangible assets, net of accumulated amortization of $5,461 and $4,518, respectively	83,973	62,184
Other assets	2,993	4,542

Total assets	$497,625	$422,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$18,718	$17,217
Salaries, wages, and benefits payable	37,648	31,927
Self-insurance reserve	6,610	5,862
Current portion of long-term debt	225	249
Amounts due to governmental entities	3,746	4,391
Legal settlement payable	7,850	—

Total current liabilities	74,797	59,646
Deferred income taxes	30,470	29,060
Income tax payable	3,415	3,415
Revolving credit facility	69,000	22,000
Long-term debt, less current portion	896	963

Total liabilities	178,578	115,084
Noncontrolling interest — redeemable	11,263	11,258
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 21,983,432 and 21,801,634 shares issued in 2014 and 2013, respectively	219	218
Treasury stock — 4,730,511 and 4,693,647 shares at cost, respectively	(35,565)	(34,715)
Additional paid-in capital	106,549	103,972
Retained earnings	233,663	223,534

Total LHC Group, Inc. stockholders’ equity	304,866	293,009
Noncontrolling interest — non-redeemable	2,918	2,875

Total equity	307,784	295,884

Total liabilities and equity	$497,625	$422,226

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net service revenue	$188,867	$166,302	$352,548	$328,255
Cost of service revenue	111,527	97,009	208,861	190,257

Gross margin	77,340	69,293	143,687	137,998
Provision for bad debts	4,363	3,208	7,725	7,125
General and administrative expenses	59,614	54,157	114,226	105,780

Operating income	13,363	11,928	21,736	25,093
Interest expense	(830)	(700)	(1,218)	(1,125)
Non-operating income (loss)	(109)	65	(76)	130

Income before income taxes and noncontrolling interest	12,424	11,293	20,442	24,098
Income tax expense	4,352	3,918	7,275	8,454

Net income	8,072	7,375	13,167	15,644
Less net income attributable to noncontrolling interests	2,011	1,585	3,038	3,568

Net income attributable to LHC Group, Inc.’s common stockholders	$6,061	$5,790	$10,129	$12,076

Earnings per share — basic and diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.35	$0.34	$0.59	$0.71

Weighted average shares outstanding:
Basic	17,233,264	17,055,619	17,190,070	17,011,306
Diluted	17,277,224	17,127,017	17,268,556	17,088,463

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Non-controlling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances as of December 31, 2013	$218	21,801,634	$(34,715)	(4,693,647)	$103,972	$223,534	$2,875	$295,884
Net income	—	—	—	—	—	10,129	554	10,683 (1)
Sale of noncontrolling interest	—	—	—	—	161	—	—	161
Purchase of noncontrolling interest	—	—	—	—	(95)	—	—	(95)
Noncontrolling interest distributions	—	—	—	—	—	—	(511)	(511)
Nonvested stock compensation	—	—	—	—	2,069	—	—	2,069
Issuance of vested stock	—	163,886	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(850)	(36,864)	—	—	—	(850)
Excess tax benefits — vesting nonvested stock	—	—	—	—	52	—	—	52
Issuance of common stock under Employee Stock Purchase Plan	1	17,912	—	—	390	—	—	391

Balances as of June 30, 2014	$219	21,983,432	$(35,565)	(4,730,511)	$106,549	$233,663	$2,918	$307,784

(1)	Net income excludes net income attributable to noncontrolling interest-redeemable of $2.5 million during the six months ending June 30, 2014. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$13,167	$15,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,413	3,830
Provision for bad debts	7,725	7,125
Stock-based compensation expense	2,069	1,895
Deferred income taxes	844	1,270
Gain on sale of assets	144	15
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(8,625)	(10,837)
Prepaid expenses and other assets	(301)	(1,519)
Prepaid income taxes	512	3,479
Accounts payable and accrued expenses	4,249	7,600
Net amounts due to/from governmental entities	(401)	(432)

Net cash provided by operating activities	23,796	28,070

Investing activities
Purchases of property, building and equipment	(3,419)	(3,569)
Cash paid for acquisitions, primarily goodwill and intangible assets	(65,103)	(26,920)

Net cash (used in) investing activities	(68,522)	(30,489)

Financing activities
Proceeds from line of credit	68,000	55,000
Payments on line of credit	(21,000)	(49,500)
Proceeds from employee stock purchase plan	391	392
Proceeds from debt issuance	—	567
Payments on debt	(91)	—
Noncontrolling interest distributions	(3,122)	(4,352)
Payment of deferred financing fees	(799)	—
Excess tax benefits from vesting of restricted stock	112	11
Redemption of treasury shares	(850)	(755)
Purchase of additional controlling interest	(95)	(1,618)
Sale of noncontrolling interest	193	—

Net cash provided by (used in) financing activities	42,739	(255)

Change in cash	(1,987)	(2,674)
Cash at beginning of period	14,014	9,720

Cash at end of period	$12,027	$7,046

Supplemental disclosures of cash flow information
Interest paid	$1,177	$1,125

Income taxes paid	$6,064	$14,376

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and community based service agencies, hospice services and facility-based services, primarily through long-term acute care hospitals (“LTACHs”). As of June 30, 2014, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated 338 service providers in 25 states within the continental United States.

Unaudited Interim Financial Information

The condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, and the related condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013, condensed consolidated statement of changes in equity for the six months ended June 30, 2014, condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 and related notes (collectively, these financial statements and the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Wholly-owned subsidiaries	54.5%	49.0%	52.0%	47.9%
Equity joint ventures	42.9	48.3	45.3	49.3
License leasing arrangements	1.8	1.9	1.9	1.9
Management services	0.8	0.8	0.8	0.9

	100.0%	100.0%	100.0%	100.0%

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

Revenue Recognition

The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid and others for services rendered. All such payors contribute to the net service revenue of the Company’s home-based services, hospice services and facility-based services.

The following table sets forth the percentage of net service revenue earned by category of payor for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Payor:
Medicare	75.3%	79.7%	76.9%	79.5%
Medicaid	1.4	1.5	1.3	1.5
Other	23.3	18.8	21.8	19.0

	100.0%	100.0%	100.0%	100.0%

The percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Home-based services	81.7%	79.8%	80.3%	79.7%
Hospice services	9.0	8.3	9.1	8.2
Facility-based services	9.3	11.9	10.6	12.1

	100.0%	100.0%	100.0%	100.0%

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

Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. The Company believes the credit risk associated with its Medicare accounts, which have historically exceeded 58% of its patient accounts receivable, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average number of shares outstanding for basic per share calculation	17,233,264	17,055,619	17,190,070	17,011,306
Effect of dilutive potential shares:
Options	3,750	4,032	4,031	3,937
Nonvested stock	40,210	67,366	74,455	73,220

Adjusted weighted average shares for diluted per share calculation	17,277,224	17,127,017	17,268,556	17,088,463

Anti-dilutive shares	187,179	39,756	210,570	180,966

Recently Issued Accounting Pronouncements

FASB issued Accounting Standards Update 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU”) in April 2014. The ASU changed the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on a Company’s operations and financial results. The ASU also requires additional disclosures for discontinued operations. The ASU is effective for annual periods beginning after December 15, 2014 and for interim periods within those years; early adoption is permitted but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company adopted this guidance during the three months ended June 30, 2014.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3. Acquisitions and Disposals

Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired 32 home-based agencies and five hospice agencies during the six months ended June 30, 2014. The Company maintains an ownership interest in the acquired businesses as set forth below:

Acquired Businesses	Ownership Percentage	State of Operations	Acquisition Date
EAMC — Lanier Home Health	75%	Alabama	02/01/2014
Lifeline Home Health	100%	Kentucky	02/01/2014
Louisiana Hospice & Palliative Care of New Orleans	100%	Louisiana	03/01/2014
West Virginia Home Health	100%	West Virginia	04/01/2014
St. Joseph’s Hospice	100%	West Virginia	04/01/2014
Northwestern Illinois Home Health	100%	Illinois	04/01/2014
Deaconess-Lifeline Home Health	100%	Kentucky	04/01/2014
Deaconess HomeCare	100%	Mississippi	04/01/2014
Deaconess HomeCare	100%	Tennessee	04/01/2014
Deaconess Hospice	100%	Mississippi	04/01/2014
Elk Valley Health Services, LLC	100%	Tennessee	04/01/2014
North Carolina Home Health	100%	North Carolina	05/01/2014
Professional Nursing Services	100%	North Carolina	05/01/2014

Each of the acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying interim financial information includes the results of operations of each acquired entity from the date of acquisition.

The total aggregate purchase price for the Company’s acquisitions was $65.2 million, of which $65.1 million was paid in cash. The purchase prices are determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows. The Company paid $0.7 million in acquisition-related costs, which was recorded in general and administrative expenses.

The Company’s home-based services segment recognized aggregate goodwill of $31.2 million for the acquisitions and hospice services segment recognized aggregate goodwill of $3.4 million. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired (all amounts are in thousands):

Consideration
Cash	$65,103

Fair value of total consideration transferred	$65,103

Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	$19,680
Certificates of need/license	2,822
Other identifiable intangible assets	337
Accounts receivable	10,821
Fixed assets	379
Accounts payable	(1,170)
Other assets and (liabilities), net	(2,287)

Total identifiable assets acquired and liabilities assumed	$30,582

Noncontrolling interest	$98
Goodwill, including noncontrolling interest of $38	$34,619

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

The net service revenue of the Deaconess and Elk Valley acquisition from the acquisition date through June 30, 2014 was $17.9 million and contributed a net income of $0.1 million. The following pro forma information presents the combined results of operations of the Company and Deaconess and Elk Valley for the six months ended June 30, 2014 and 2013 as if the acquisition occurred on January 1, 2013 (amounts in thousands, except earnings per share):

	Six months ended June 30,
	2014	2013
Net service revenue	$370,089	$364,393
Net income attributable to LHC Group, Inc.’s common stockholders	10,104	12,574
Earnings per share — basic and diluted	$0.59	$0.74

The pro forma information presented above includes adjustments for (i) depreciation expense, (ii) amortization of identifiable intangible assets, (iii) income tax provision using the Company’s effective tax rate and (iv) estimate of additional costs to provide administrative costs for these locations. This pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information.

Sale of Membership Interest in Company’s Subsidiary

During the six months ended June 30, 2014, the Company sold membership interests in one equity joint venture. The total sale price was $0.2 million.

Purchase of Membership Interest in Company’s Subsidiary

During the six months ended June 30, 2014, the Company purchased additional membership interests in one equity joint venture. The total purchase price for the additional membership interests was $95,000, which resulted in the Company reducing additional paid in capital by the full purchase price.

4. Goodwill and Intangibles

The changes in recorded goodwill by reporting unit for the six months ended June 30, 2014 were as follows (amounts in thousands):

	Home-Based Reporting unit	Community- Based Reporting Unit	Hospice Reporting Unit	Facility-Based Reporting Unit	Total
Balances as of December 31, 2013	$173,574	$265	$9,463	$11,591	$194,893
Goodwill from acquisitions	14,314	16,874	3,393	—	34,581
Goodwill related to noncontrolling interests	38	—	—	—	38
Goodwill related to disposal	(50)	—	—	—	(50)

Balances as of June 30, 2014	$187,876	$17,139	$12,856	$11,591	$229,462

Intangible assets consisted of the following as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$64,372	—	$64,372
Certificates of need/licenses	Indefinite	13,343	—	13,343

Indefinite-lived balance at end of period		$77,715	—	$77,715

Definite-lived assets:
Trade names	3 months — 5 years	$7,537	$(1,852)	$5,685
Non-compete agreements	3 months — 2 years	4,158	(3,609)	549
Favorable leases	1 year — 3 years	24	—	24

Definite-lived balance at end of period		$11,719	$(5,461)	$6,258

Balance at June 30, 2014		$89,434	$(5,461)	$83,973

	December 31, 2013
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$46,707	—	$46,707
Certificates of need/licenses	Indefinite	10,540	—	10,540

Indefinite-lived balance at end of period		$57,247	—	$57,247

Definite-lived assets:
Trade names	3 months — 5 years	$5,625	$(1,055)	$4,570
Non-compete agreements	3 months — 2 years	3,830	(3,463)	367

Definite-lived balance at end of period		$9,455	$(4,518)	$4,937

Balance at December 31, 2013		$66,702	$(4,518)	$62,184

Intangible assets of $77.3 million, net of accumulated amortization, were related to the home-based services segment, $5.6 were related to the hospice segment and $1.0 million were related to the facility-based services segment as of June 30, 2014.

5. Debt

Credit Facility

On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The Credit Agreement replaces the Third Amended and Restated Credit Agreement with Capital One, National Association, dated August 31, 2012. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at either a Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at the same time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at June 30, 2014 was 4.25% and the Eurodollar rate was 2.15%.

As of June 30, 2014 and December 31, 2013, respectively, the Company had $69.0 million and $22.0 million drawn and letters of credit totaling $6.7 million outstanding under its credit facilities with Capital One, National Association.

As of June 30, 2014, the Company had $149.3 million available for borrowing under the Credit Agreement with Capital One, National Association.

Promissory Note

On January 7, 2014, the Company entered into a promissory note with American Bank & Trust Company in an aggregate principal amount of $1.2 million. The promissory note matures on January 6, 2019. Principal payments of $20,000 are due monthly over a period of 60 months. The interest rate on the promissory note is a fixed rate of 4.50%.

6. Income Taxes

As of June 30, 2014, an unrecognized tax benefit of $3.4 million was recorded in income tax payable, which, if recognized, would decrease the Company’s effective tax rate. All of the Company’s unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011. On July 30, 2014, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment that a portion of the original tax deduction claimed by the Company associated with the settlement with the United States of America would be disallowed by the IRS. The Company intends to fully cooperate with the IRS in its review of this matter and to vigorously defend its original position of the deductibility of the full settlement amount on its 2011 tax return.

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

Share Based Compensation

Nonvested Stock

During the six months ended June 30, 2014, the Company’s independent directors were granted 23,400 nonvested shares of common stock under the 2005 Director Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved and available for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the six months ended June 30, 2014, employees were granted 172,545 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares vest over a five year period, conditioned on continued employment for the full incentive period. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the six months ended June 30, 2014 was $23.56.

The following table represents the nonvested stock activity for the six months ended June 30, 2014:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2013	506,467	$22.08
Granted	195,945	$23.56
Vested	(165,349)	$21.92
Forfeited	(2,175)	$24.88

Nonvested shares outstanding as of June 30, 2014	534,888	$22.56

During the six months ended June 30, 2014, an independent director of the Company received a share based award, which will be settled in cash at March 1, 2015. The amount of such cash payment will equal the fair market value of 2,600 shares on the settlement date.

As of June 30, 2014, there was $9.9 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.42 years. The total fair value of shares of common stock vested during the six months ended June 30, 2014 and 2013 was $3.6 million for each period. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $2.1 million and $1.9 million of compensation expense related to nonvested stock grants in the six months ended June 30, 2014 and 2013, respectively.

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

The table below details the shares of common stock issued during 2014:

	Number of Shares	Per share price
Shares available as of December 31, 2013	272,788
Shares issued during three months ended March 31, 2014	8,025	$22.84
Shares issued during three months ended June 30, 2014	9,887	$20.96

Shares available as of June 30, 2014	254,876

Stock Options

As of June 30, 2014, 15,000 options were issued and exercisable. During the six months ended June 30, 2014, no options were exercised or forfeited and no options were granted.

Treasury Stock

In conjunction with the vesting of the nonvested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the six months ended June 30, 2014, the Company redeemed 36,864 shares of common stock valued at $0.9 million, related to these tax obligations.

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

On October 17, 2011, the Company received a subpoena from the Department of Health and Human Services Office of Inspector General (the “OIG”). The subpoena requested documents related to the Company’s agencies in Oregon, Washington and Idaho. The Company produced the requested documents and cooperated fully with the OIG’s review. The Company later learned that the OIG review resulted from a qui tam action filed by a relator under the whistleblower provisions of the federal False Claims Act. On March 7, 2014, the United States District Court for the Western District of Washington granted the government’s motion to decline intervention in the relator’s action, the relator’s complaint was unsealed, and the relator voluntarily dismissed the complaint. This matter is now closed.

On June 13, 2012, a putative shareholder securities class action was filed against the Company and its Chairman and Chief Executive Officer in the United States District Court for the Western District of Louisiana, styled City of Omaha Police & Fire Retirement System v. LHC Group, Inc., et al., Case No. 6:12-cv-01609-JTT-CMH. The action was filed on behalf of LHC shareholders who purchased shares of the Company’s common stock between July 30, 2008 and October 26, 2011. Plaintiff generally alleges that the defendants caused false and misleading statements to be issued in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and Rule 10b-5 promulgated thereunder and that the Company’s Chairman and Chief Executive Officer is a control person under Section 20(a) of the Exchange Act. On November 2, 2012, Lead Plaintiff City of Omaha Police & Fire Retirement System filed an Amended Complaint for Violations of the Federal Securities Laws (“the Amended Complaint”) on behalf of the same putative class of LHC shareholders as the original Complaint. In addition to claims under Sections 10(b) and 20(a) of the Exchange Act, the Amended Complaint added a claim against the Chairman and Chief Executive Officer for violation of Section 20A of the Exchange Act. The Company believes these claims are without merit. On December 17, 2012, the Company and the Chairman and Chief Executive Officer filed a motion to dismiss the Amended Complaint, which was denied by Order dated March 15, 2013. On June 16, 2014, following mediation, the parties entered into a Stipulation of Settlement. On June 17, 2014, Lead Plaintiff filed an Unopposed Motion for Preliminary Approval of Class Action Settlement, which is presently pending. If approved, as part of the settlement, the Company’s insurance carrier will fund the entire $7.9 million settlement amount. The Company’s balance sheet reflects the entire settlement in current assets as a receivable due from insurance carrier and correspondingly reflects the entire settlement in current liabilities as a legal settlement payable.

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

On March 25, 2014, the McCormack derivative action was consolidated with the related Plummer derivative action described above and stayed pending the conclusion of expert discovery in the related City of Omaha shareholder securities class action described above. The parties are presently discussing future case scheduling. The Company believes these claims are without merit and intends to defend this consolidated lawsuit vigorously. The Company cannot predict the outcome or effect of this consolidated lawsuit, if any, on the Company’s financial condition and results of operations.

Except as discussed above, the Company is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

Any negative findings in the above described lawsuits could result in substantial financial penalties or awards against the Company. At this time, the Company cannot predict the ultimate outcome of these matters or the potential range of damages, if any.

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

The following table summarizes the activity of noncontrolling interest-redeemable for the six months ended June 30, 2014 (amounts in thousands):

Balance as of December 31, 2013	$11,258
Net income attributable to noncontrolling interest-redeemable	2,484
Noncontrolling interest-redeemable distributions	(2,611)
Sale of noncontrolling interest	32
Purchase of noncontrolling interest	100

Balance as of June 30, 2014	$11,263

10. Allowance for Uncollectible Accounts

The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

Balance as of December 31, 2013	$14,334
Additions	7,725
Deductions	(5,883)

Balance as of June 30, 2014	$16,176

11. Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the six months ended June 30, 2014, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximates current rates.

12. Segment Information

During the first quarter of 2014, the Company had a change in the composition of segments due to the hospice services meeting the criteria of quantitative thresholds established by ASC 280, Segment Reporting. Prior-period segment data has been restated to reflect the newly reportable segment in which hospice services were previously included in home-based services.

The Company’s reportable segments consist of home-based services, hospice services and facility-based services. Home-based services include home nursing services and community based services. Facility-based services include long-term acute care services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following tables summarize the Company’s segment information for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended June 30, 2014
	Home- Based Services	Hospice- Services	Facility- Based Services	Total
Net service revenue	$154,260	$17,068	$17,539	$188,867
Cost of service revenue	90,223	10,151	11,153	111,527
Provision for bad debts	4,068	93	202	4,363
General and administrative expenses	49,612	4,791	5,211	59,614

Operating income	10,357	2,033	973	13,363

Interest expense	(664)	(83)	(83)	(830)
Non-operating income	(114)	2	3	(109)

Income before income taxes and noncontrolling interest	9,579	1,952	893	12,424
Income tax expense	3,436	530	386	4,352

Net income	6,143	1,422	507	8,072
Less net income attributable to noncontrolling interests	1,537	335	139	2,011

Net income attributable to LHC Group, Inc.’s common stockholders	$4,606	$1,087	$368	$6,061

Total assets	$425,254	$35,530	$36,841	$497,625

	Three Months Ended June 30, 2013
	Home- Based Services	Hospice- Services	Facility- Based Services	Total
Net service revenue	$132,638	$13,906	$19,758	$166,302
Cost of service revenue	77,624	8,628	10,757	97,009
Provision for bad debts	2,657	211	340	3,208
General and administrative expenses	44,624	4,143	5,390	54,157

Operating income	7,733	924	3,271	11,928

Interest expense	(567)	(63)	(70)	(700)
Non-operating income	35	3	27	65

Income before income taxes and noncontrolling interest	7,201	864	3,228	11,293
Income tax expense	3,140	413	365	3,918

Net income	4,061	451	2,863	7,375
Less net income attributable to noncontrolling interests	973	243	369	1,585

Net income attributable to LHC Group, Inc.’s common stockholders	$3,088	$208	$2,494	$5,790

Total assets	$351,657	$27,030	$36,701	$415,388

	Six Months Ended June 30, 2014
	Home- Based Services	Hospice- Services	Facility- Based Services	Total
Net service revenue	$282,940	$32,290	$37,318	$352,548
Cost of service revenue	166,667	19,048	23,146	208,861
Provision for bad debts	6,722	198	805	7,725
General and administrative expenses	94,156	9,238	10,832	114,226

Operating income	15,395	3,806	2,535	21,736

Interest expense	(974)	(122)	(122)	(1,218)
Non-operating income	(87)	5	6	(76)

Income before income taxes and noncontrolling interest	14,334	3,689	2,419	20,442
Income tax expense	5,729	876	670	7,275

Net income	8,605	2,813	1,749	13,167
Less net income attributable to noncontrolling interests	2,144	536	358	3,038

Net income attributable to LHC Group, Inc.’s common stockholders	$6,461	$2,277	$1,391	$10,129

	Six Months Ended June 30, 2013
	Home- Based Services	Hospice- Services	Facility- Based Services	Total
Net service revenue	$261,714	$26,817	$39,724	$328,255
Cost of service revenue	151,159	16,683	22,415	190,257
Provision for bad debts	5,676	469	980	7,125
General and administrative expenses	87,046	7,893	10,841	105,780

Operating income	17,833	1,772	5,488	25,093

Interest expense	(920)	(97)	(108)	(1,125)
Non-operating income	61	18	51	130

Income before income taxes and noncontrolling interest	16,974	1,693	5,431	24,098
Income tax expense	6,965	675	814	8,454

Net income	10,009	1,018	4,617	15,644
Less net income attributable to noncontrolling interests	2,340	475	753	3,568

Net income attributable to LHC Group, Inc.’s common stockholders	$7,669	$543	$3,864	$12,076

13. Supplemental Cash Flow Information

During the six months ended June 30, 2014, $1.5 million of licenses associated with the Company’s Point of Care technology were capitalized as additions to property, building and equipment. These licenses were purchased during the twelve months ended December 31, 2010 and previously recorded in other assets on the balance sheet.

14. Subsequent Event

On July 14, 2014, the Company entered into a definitive asset purchase agreement with Life Care Home Health, Inc. and its operating subsidiaries, to purchase 14 home health agencies across seven states for $10.0 million is cash. The transaction is expected to close on September 1, 2014, subject to customary closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after June 30, 2014;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with SEC laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.

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

OVERVIEW

We provide quality cost-effective post-acute health care services to our patients. As of June 30, 2014, we had 338 service providers in 25 states: Alabama, Arkansas, California, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. Our services are classified into three segments: (1) home-based services offered through our home nursing agencies and community based service agencies; (2) hospice services offered through hospice agencies; and (3) facility-based services offered through our long-term acute care hospitals (“LTACHs”).

Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, and physical, occupational and speech therapy. As of June 30, 2014, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	274
Community Based Services	13
Management Companies	3
Specialty Services	1

291

Of our 291 home-based services locations, 170 are wholly-owned by us, 114 are majority-owned by us through equity joint ventures, four are under license lease arrangements and the operations of the remaining three locations are only managed by us. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and organic development.

Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of June 30, 2014, we owned and operated 37 hospice locations, of which 24 are wholly-owned by us, 11 are majority-owned by us through equity joint ventures and two are under license lease arrangements.

We provide facility-based services principally through our LTACHs. As of June 30, 2014, we owned and operated six LTACHs with 8 locations, of which all but one are located within host hospitals. We also owned and operated a family health center and a pharmacy. Of these 10 facility-based services locations, five are wholly-owned by us and five are majority-owned through equity joint ventures.

The percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Home-based services	81.7%	79.8%	80.3%	79.7%
Hospice services	9.0	8.3	9.1	8.2
Facility-based services	9.3	11.9	10.6	12.1

	100.0%	100.0%	100.0%	100.0%

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

On July 1, 2014, CMS issued a proposed rule (effective January 1, 2015) regarding payment rates for home health services provided during 2015. The net impact of all policies in the rule is a reduction of 0.3%. Freestanding proprietary agencies will have a 0.6% reduction in Medicare reimbursement compared with 2014 levels. The proposed rule includes the following elements:

•	The national, standardized 60-day episode payment rate will increase from $2,869.27 in 2014 to $2,922.76 in 2015. This is a net 1.8% increase in standardized rate, due to application of (1) a wage index budget neutrality factor (+.12%) and (2) a case mix budget neutrality factor (+ 2.37%) to the 2014 standard rate which is offset by a recalibration of the case mix, then subtracting the rebasing adjustment of -$80.95 (2.82% of 2014 rates), then applying the net market basket adjustment of +2.2% (Market Basket=+2.6%, Productivity Adjustment=-0.4%).

•	The 2013 core-based statistical area (“CBSA”) designations for calculating wage indexes will be adopted. The proposed rule would update the HHA wage index using a 50/50 blend of the existing CBSA designations and the new CBSA designations outlined in a February 28, 2013, Office of Management and Budget bulletin, respectively. In this process, 37 counties will shift from urban to rural and 105 counties will shift from rural to urban.

•	The fact-to-face narrative requirement will be eliminated. CMS will only consider medical records from the patient’s certifying physician or discharging facility in determining initial eligibility for Medicare’s home health benefit. Physician claims for certification/re-certification of eligibility (not the face-to-face encounter visit) will be considered a non-covered service if the HHA claim was non-covered because the patient was ineligible for the home health benefit.

•	The scheduling and administration of therapy reassessments will be modified to every 14 calendar days as opposed to tracking and counting therapy visits, especially for multiple-discipline therapy episodes.

Hospice Services

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

On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013 (Public Law 113-67). This new law prevents a scheduled payment reduction for physicians and other practitioners who treat Medicare patients from taking effect on January 1, 2014. Included in the legislation are the following changes to LTACH reimbursement:

•	Medicare discharges from LTACHs will continue to be paid at full LTACH PPS rates if:

•	the patient spent at least three days in a short-term care hospital (“STCH”) intensive care unit (“ICU”) during a STCH stay that immediately preceded the LTACH stay, or

•	the patient was on a ventilator for more than 96 hours in the LTACH (based on the MS-LTACH DRG assigned) and had a STCH stay immediately preceding the LTACH stay.

Also, the LTACH discharge cannot have a principal diagnosis that is psychiatric or rehabilitation.

•	All other Medicare discharges from LTACHs will be paid at a new “site neutral” rate, which is the lesser of:

•	the IPPS comparable per diem amount determined using the formula in the short-stay outlier regulation at 42 C.F.R. § 412.529(d)(4) plus applicable outlier payments, or

•	100% of the estimated cost of the services involved.

•	The above new payment policy will not be effective until LTACH cost reporting periods beginning on or after October 1, 2015, and the site neutral payment rate will be phased-in over three years.

•	For cost reporting periods beginning on or after October 1, 2015, discharges paid at the site neutral payment rate or by a Medicare Advantage plan (Part C) will be excluded from the LTACH average length-of-stay (“ALOS”) calculation.

•	For cost reporting periods beginning in fiscal year 2016 and later, CMS will notify LTACHs of their “LTACH discharge payment percentage” (i.e., the number of discharges not paid at the site neutral payment rate divided by the total number of discharges).

•	For cost reporting periods beginning in fiscal year 2020 and later, LTACHs with less than 50% of their discharges paid at the full LTACH PPS rates will be switched to payment under the IPPS for all discharges in subsequent cost reporting periods. However, CMS will set up a process for LTACHs to seek reinstatement of LTACH PPS rates for applicable discharges.

•	MedPAC will study the impact of the above changes on quality of care, use of hospice and other post-acute care settings, different types of LTACHs and growth in Medicare spending on LTACHs. MedPAC is to submit a report to Congress with any recommendations by June 30, 2019. The report is to also include MedPAC’s assessment of whether the 25 Percent rule should continue to be applied.

•	25 Percent rule relief for freestanding LTACHs, HWHs and satellite facilities will be extended without interruption for cost reporting periods beginning on or after December 29, 2007 through December 28, 2016. Grandfathered HWHs will be permanently exempt from the 25 Percent rule. CMS must report to Congress by December 18, 2015 on whether the 25 Percent rule should continue to be applied.

•	The moratorium on new LTACH facilities and increases in LTACH beds will be renewed for the period from April 1, 2014 to September 30, 2017. Although the introductory language only refers to a moratorium extension for LTACH bed increases, the amendment to the Medicare, Medicaid, and SCHIP Extension Act (“MMSEA”) would extend both moratoriums. No exceptions will apply during this extension of the moratoriums. The original rule renewed the moratorium for the period beginning January 1, 2015; however a provision within HR4302 accelerated the moratorium period beginning on April 1, 2014.

•	Not later than October 1, 2015, CMS will establish a new functional status quality measure for change in mobility of ventilator patients.

•	As part of the fiscal year 2015 or 2016 rulemaking, CMS is to study payment rates and regulations that apply to the special category of neoplastic disease LTACHs and may adjust such payment rates.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2014

Consolidated financial statements

The following table summarizes our consolidated results of operations for the three months ended June 30, 2014 and 2013 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2014			2013			Increase (Decrease)	Percentage Change
Net service revenue	$188,867			$166,302			$22,565	13.6%
Cost of service revenue	111,527	59.1%		97,009	58.3%		14,518	15.0%
Provision for bad debts	4,363	2.3%		3,208	1.9%		1,155	36.0%
General and administrative expenses	59,614	31.6%		54,157	32.6%		5,457	10.1%
Income tax expense	4,352	41.8	%(1)	3,918	40.4	%(1)	434	11.1%
Noncontrolling interest	2,011			1,585			426	—
Total non-operating income (loss)	(939)			(635)			(304)	—

Net income attributable to LHC Group, Inc.’s common stockholders	$6,061			$5,790			$271

(1)	Percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders

Net service revenue

The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes and patient days for the three months ended June 30, 2014 and the related change from the same period in 2013 (amounts in thousands, except admissions, census, episode data and patient days):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home-Based Services
Home Health
Revenue	$133,980	$639	$134,619	2.1%	$11,253	$145,872	10.6%
Revenue Medicare	$104,147	$493	$104,640	0.3%	$8,104	$112,744	8.0%
New Admissions	30,663	176	30,839	(0.1)%	3,030	33,869	9.7%
New Medicare Admissions	21,088	112	21,200	2.1%	1,786	22,986	10.7%
Average Census	33,240	136	33,376	(3.8)%	3,152	36,528	5.3%
Average Medicare Census	25,124	99	25,223	(3.8)%	1,906	27,129	3.4%
Home Health Episodes	43,600	147	43,747	(3.2)%	3,395	47,142	4.3%
Conununity-based services
Revenue	$838	$87	$925	16.9%	$7,474	$8,399	961.8%
Billable hours	55,348	2,471	57,819	51.6%	219,396	277,215	627.0%
Hospice Services
Revenue	$15,854	—	$15,854	14.0%	$1,214	$17,068	22.7%
Revenue Medicare	$14,650	—	$14,650	14.5%	$1,135	$15,785	23.4%
New Admissions	1,312	—	1,312	8.5%	114	1,426	17.9%
New Medicare Admissions	1,159	—	1,159	5.5%	108	1,267	15.3%
Average Census	1,274	—	1,274	11.1%	97	1,371	19.6%
Average Medicare Census	1,167	—	1,167	12.0%	92	1,259	20.8%
Patient days	116,272	—	116,272	11.5%	8,472	124,744	19.6%
Facility-Based Services
LTACHs
Revenue	$16,788	—	$16,788	(8.7)%	—	$16,788	(8.7)%
Patient days	14,939	—	14,939	(2.3)%	—	14,939	(2.3)%

(1)	Same store — location that has been in service with us for greater than 12 months.
(2)	De Novo — internally developed location that has been in service with us for 12 months or less.
(3)	Organic — combination of same store and de novo.
(4)	Acquired — purchased location that has been in service with us for 12 months or less.

Total organic home-based services revenue for the three months ended June 30, 2014 increased 2.1% as compared to the same period in 2013, and organic Medicare revenue increased 0.3%. Total organic hospice services revenue for the three months ended June 30, 2014 increased 14.0% as compared to the same period in 2013 due to the combination of an increase in patients on census and the successful execution of same store growth strategies.

Facility-based net service revenue decreased 8.7% in the three months ended June 30, 2014 as compared to the same period in 2013 due to the decline in patient days.

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

Cost of service revenue

The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2014		2013
Home-based services
Salaries, wages and benefits	$81,516	52.8%	$68,973	52.0%
Transportation	5,487	3.6	5,568	4.2
Supplies and services	3,220	2.1	3,083	2.3

Total	$90,223	58.5%	$77,624	58.5%

Hospice services
Salaries, wages and benefits	$6,973	40.9%	$5,957	42.8%
Transportation	802	4.7	694	5.0
Supplies and services	2,376	13.9	1,977	14.2

Total	$10,151	59.5%	$8,628	62.0%

Facility-based services
Salaries, wages and benefits	$7,347	41.9%	$7,015	35.5%
Transportation	78	0.4	83	0.4
Supplies and services	3,728	21.3	3,659	18.5

Total	$11,153	63.6%	$10,757	54.4%

Consolidated cost of service revenue for the three months ended June 30, 2014 was $111.5 million compared to $97.0 million for the same period in 2013, an increase of $14.5 million, or 15.0%. For home-based services and hospice services, the increase was primarily due to an increase in salaries, wages and benefits from agencies acquired since June 30, 2013. For facility-based services, the increase was primarily due to an increase in salaries, wages and benefits caused by an increase in skilled labor.

Provision for bad debts

Consolidated provision for bad debts for the three months ended June 30, 2014 was $4.4 million compared to $3.2 million for the same period in 2013, an increase of $1.2 million, or 36.0%. For home-based services, provision for bad debts increased due to an increase in acquisition related accounts receivable, which accounted for $12.6 million of the Company’s total accounts receivable. For hospice services, provision for bad debts decreased in 2014 due to the recognition of a Change in Ownership (“CHOW”) by CMS for two agencies acquired in 2013. These CHOWs allowed previously “at risk” patient claims to be billed and collected, thereby reducing provision for bad debts during 2014.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2014		2013
Home-based services
General and administrative	$47,934	31.1%	$43,102	32.5%
Depreciation	1,678	1.1	1,522	1.1

Total	$49,612	32.2%	$44,624	33.6%

Hospice services
General and administrative	$4,531	26.5%	$3,944	28.4%
Depreciation	260	1.5	199	1.4

Total	$4,791	28.0%	$4,143	29.8%

Facility-based services
General and administrative	$4,861	27.7%	$5,111	25.9%
Depreciation	350	2.0	279	1.4

Total	$5,211	29.7%	$5,390	27.3%

Consolidated general and administrative expenses for the three months ended June 30, 2014 was $59.6 million compared to $54.1 million for the same period in 2013, an increase of $5.5 million, or 10.1%. For home-based services and hospice services, general and administrative expenses increased due to agencies acquired since June 30, 2013 and acquisition-related costs. For facility-based services, depreciation increased due to equipment purchases.

Income tax expense

Consolidated income tax expense for the three months ended June 30, 2014 was $4.4 million compared to $3.9 million for the same period in 2013, an increase of $0.4 million, or 11.1%. Income tax expense increased in direct correlation to the increase in income before income taxes and noncontrolling interest.

Noncontrolling interest

Consolidated noncontrolling interest for the three months ended June 30, 2014 was $2.0 million compared to $1.6 million for the same period in 2013, an increase of $0.4 million, or 26.9%. The increase was primarily related to an overall increase in operational efficiencies in home-based and hospice joint venture agencies.

Six months ended June 30, 2014

Consolidated financial statements

The following table summarizes our consolidated results of operations for the six months ended June 30, 2014 and 2013 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2014			2013			Increase (Decrease)	Percentage Change
Net service revenue	$352,548			$328,255			$24,293	7.4%
Cost of service revenue	208,861	59.2%		190,257	58.0%		18,604	9.8%
Provision for bad debts	7,725	2.2%		7,125	2.2%		600	8.4%
General and administrative expenses	114,226	32.4%		105,780	32.2%		8,446	8.0%
Income tax expense	7,275	41.8	%(1)	8,454	41.2	%(1)	(1,179)	(14.0)%
Noncontrolling interest	3,038			3,568			(530)	—
Total non-operating income (loss)	(1,294)			(995)			(299)	—

Net income attributable to LHC Group, Inc.’s common stockholders	$10,129			$12,076			$(1,947)

(2)	Percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders

Net service revenue

The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes and patient days for the six months ended June 30, 2014 and the related change from the same period in 2013 (amounts in thousands, except admissions, census, episode data and patient days):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home-Based Services
Home Health
Revenue	$255,616	$773	$256,389	(1.4)%	$17,230	$273,619	5.2%
Revenue Medicare	$199,027	$597	$199,624	(2.5)%	$13,063	$212,687	3.9%
New Admissions	59,602	248	59,850	(2.3)%	4,904	64,754	5.8%
New Medicare Admissions	40,769	164	40,933	(1.0)%	3,188	44,121	6.7%
Average Census	31,357	92	31,449	(10.0)%	3,334	34,783	(0.4)%
Average Medicare Census	23,617	67	23,684	(10.3)%	2,372	26,056	(1.4)%
Home Health Episodes	84,246	158	84,404	(4.1)%	5,173	89,577	1.8%
Community-based services
Revenue	$1,637	$164	$1,801	16.0%	$7,484	$9,285	498.3%
Billable hours	93,600	4,615	98,215	28.3%	219,717	317,932	315.5%
Hospice Services
Revenue	$30,162	—	$30,162	12.5%	$2,129	$32,291	20.4%
Revenue Medicare	$27,911	—	$27,911	12.6%	$2,031	$29,942	20.8%
New Admissions	2,477	—	2,477	(0.3)%	181	2,658	7.0%
New Medicare Admissions	2,161	—	2,161	1.2%	171	2,332	9.2%
Average Census	1,171	—	1,171	5.5%	127	1,298	17.0%
Average Medicare Census	1,070	—	1,070	6.0%	122	1,192	18.1%
Patient days	219,702	—	219,702	9.5%	15,085	234,787	17.0%
Facility-Based Services
LTACHs
Revenue	$35,791	—	$35,791	(4.9)%	—	$35,791	(4.9)%
Patient days	31,401	—	31,401	0.0%	—	31,401	0.0%

(1)	Same store — location that has been in service with us for greater than 12 months.
(2)	De Novo — internally developed location that has been in service with us for 12 months or less.
(3)	Organic — combination of same store and de novo.
(4)	Acquired — purchased location that has been in service with us for 12 months or less.

Total organic home-based services revenue for the six months ended June 30, 2014 decreased 1.4% as compared to the same period in 2013, and organic Medicare revenue decreased 2.5%. During the six months ended June 30, 2014, we had 130 agency closures due to inclement weather events, which resulted in decreases in patient admission volumes. This decrease in patient admission volumes combined with the negative impact of Medicare sequestration and rebasing ultimately resulted in a decrease in revenue.

Total organic hospice services revenue for the six months ended June 30, 2014 increased 12.5% as compared to the same period in 2013 due to the combination of an increase in patients on census and the successful execution of same store growth strategies, all of which were then partially offset by the negative impact of Medicare sequestration.

Facility-based net service revenue decreased in the six months ended June 30, 2014 as compared to the same period in 2013 due to the negative impact of Medicare sequestration.

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

Cost of service revenue

The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six Months Ended June 30,
	2014		2013
Home-based services
Salaries, wages and benefits	$150,103	53.1%	$134,385	51.4%
Transportation	10,295	3.6	10,744	4.1
Supplies and services	6,269	2.2	6,030	2.3

Total	$166,667	58.9%	$151,159	57.8%

Hospice services
Salaries, wages and benefits	$13,103	40.6%	$11,466	42.8%
Transportation	1,467	4.5	1,326	4.9
Supplies and services	4,478	13.9	3,891	14.5

Total	$19,048	59.0%	$16,683	62.2%

Facility-based services
Salaries, wages and benefits	$15,237	40.8%	$14,295	36.0%
Transportation	144	0.4	154	0.4
Supplies and services	7,765	20.8	7,966	20.0

Total	$23,146	62.0%	$22,415	56.4%

Consolidated cost of service revenue for the six months ended June 30, 2014 was $208.9 million compared to $190.3 million for the same period in 2013, an increase of $18.6 million, or 9.8%. For home-based services and hospice services, the increase was primarily due to an increase in salaries, wages and benefits from agencies acquired since June 30, 2013. For facility-based services, the increase was primarily due to an increase in salaries, wages and benefits caused by an increase in skilled labor.

Provision for bad debts

Consolidated provision for bad debts for the six months ended June 30, 2014 was $7.7 million compared to $7.1 million for the same period in 2013, an increase of $0.6 million, or 8.4%. For home-based services, provision for bad debts increased due to an increase in acquisition related accounts receivable, which accounted for $12.6 million of the Company’s total accounts receivable. For hospice services, provision for bad debts decreased in 2014 due to the recognition of a Change in Ownership (“CHOW”) by CMS for two agencies acquired in 2013. These CHOWs allowed previously “at risk” patient claims to be billed and collected, thereby reducing provision for bad debts during 2014.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six Months Ended June 30,
	2014		2013
Home-based services
General and administrative	$90,934	32.2%	$84,138	32.1%
Depreciation	3,222	1.1	2,908	1.1

Total	$94,156	33.3%	$87,046	33.2%

Hospice services
General and administrative	$8,730	27.0%	$7,530	28.0%
Depreciation	508	1.6	363	1.4

Total	$9,238	28.6%	$7,893	29.4%

Facility-based services
General and administrative	$10,149	27.3%	$10,282	25.9%
Depreciation	683	1.8	559	1.4

Total	$10,832	29.1%	$10,841	27.3%

Consolidated general and administrative expenses for the six months ended June 30, 2014 was $114.2 million compared to $105.8 million for the same period in 2013, an increase of $8.4 million, or 8.0%. For home-based services and hospice services, general and administrative expenses increased due to agencies acquired since June 30, 2013 and acquisition-related costs. For facility-based services, depreciation increased due to equipment purchases.

Income tax expense

Consolidated income tax expense for the six months ended June 30, 2014 was $7.3 million compared to $8.5 million for the same period in 2013, a decrease of $1.2 million, or 14.0%. Income tax expense decreased in direct correlation to the decrease in income before income taxes and noncontrolling interest.

Noncontrolling interest

Consolidated noncontrolling interest for the six months ended June 30, 2014 was $3.0 million compared to $3.6 million for the same period in 2013, a decrease of $0.6 million, or 14.9%. The decrease was primarily related to an overall decrease in census amongst joint venture locations, which resulted in decrease in operating results of the joint ventures themselves.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our principal source of liquidity for operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our credit facility, which provides for aggregate borrowings, including outstanding letters of credit, up to $225 million.

Our reported cash flows from operating activities are affected by various external and internal factors, including the following:

•	Operating Results — Our net income has a significant effect on our operating cash flows. Any significant increase or decrease in our net income could have a material effect on our operating cash flows.

•	Timing of Acquisitions — We use our operating cash flows for acquisitions. When the acquisitions occur at or near the end of a period, our cash outflows significantly increase.

•	Timing of Payroll — Our employees are paid bi-weekly on Fridays; therefore, operating cash flows decline in reporting periods that end on a Friday.

•	Medical Insurance Plan Funding — We are self-funded for medical insurance purposes. Any significant changes in the amount of insurance claims submitted could have a direct effect on our operating cash flows.

•	Medical Supplies — A significant expense associated with our business is the cost of medical supplies. Any increase in the cost of medical supplies, or in the use of medical supplies by our patients, could have a material effect on our operating cash flows.

The following table summarizes changes in cash (amounts in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$23,796	$28,070
Investing activities	(68,522)	(30,489)
Financing activities	42,739	(255)

Change in cash	(1,987)	(2,674)
Cash and cash equivalents at beginning of period	14,014	9,720

Cash and cash equivalents at end of period	$12,027	$7,046

Cash provided by operating activities for the six months ended June 30, 2014 decreased as compared to the same period in 2013 due to lower net income in the period combined with other changes in working capital. Cash collections generated from accounts receivable increased due to the overall improved collection experience and the recognition of CHOWs by CMS for two agencies acquired in 2013. Additionally, salaries, wages, and benefits payable decreased due to the timing of funded payroll.

Cash used in investing activities for the six months ended June 30, 2014 increased as compared to the same period in 2013 due to the acquisition of the home health, hospice and community-based service lines of Deaconess HomeCare, LLC, a subsidiary of BioScrip, Inc.

Cash provided by financing activities for the six months ended June 30, 2014 increased as compared to the same period in 2013 due to the proceeds taken from the line of credit to fund the Deaconess HomeCare, LLC acquisition and the reduction in the amount of net repayment activity on our credit facility.

Accounts Receivable and Allowance for Uncollectible Accounts

For home-based services and hospice services, we calculate the allowance for uncollectible accounts as a percentage of total patient receivables. The percentage changes depending on the payor and increases as the patient receivables age. For facility-based services, we calculate the allowance for uncollectible accounts based on a claim by claim review.

As of June 30, 2014, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 14.1%, or $16.2 million, compared to 13.9% or $14.3 million at December 31, 2013. Days sales outstanding as of June 30, 2014 and December 31, 2013 was 48 days for each period.

The following table sets forth as of June 30, 2014, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$50,369	$9,620	$5,678	$1,959	$67,626
Medicaid	2,301	299	217	52	2,869
Other	28,567	5,902	5,964	4,180	44,613

Total	$81,237	$15,821	$11,859	$6,191	$115,108

The following table sets forth as of December 31, 2013, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$51,030	$9,858	$9,278	$653	$70,819
Medicaid	2,055	581	407	118	3,161
Other	15,542	5,246	5,751	2,779	29,318

Total	$68,627	$15,685	$15,436	$3,550	$103,298

Indebtedness

As of June 30, 2014 we had $149.3 million available for borrowing under our credit facility with $69.0 million drawn under our credit facility and $6.7 million of letters of credit outstanding under our credit facility. At December 31, 2013, we had $22.0 million drawn and $6.7 million of letters of credit outstanding under our credit facility.

On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The Credit Agreement replaces the Third Amended and Restated Credit Agreement with Capital One National Association, dated August 31, 2012. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at either a Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at the same time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at June 30, 2014 was 4.25% and the Eurodollar rate was 2.15%.

A letter of credit fee equal to the applicable Eurodollar rate multiplied-by the face amount of the letter of credit is charged upon the issuance and on each anniversary date while the letter of credit is outstanding. The agent’s standard up-front fee and other customary administrative charges will also be due upon issuance of the letter of credit along with a renewal fee on each anniversary date of such issuance while the letter of credit is outstanding. Borrowings accruing interest under the Credit Agreement at either the Base Rate or the Eurodollar rate are subject to the applicable margins set forth below:

Leverage Ratio	Eurodollar Margin	Base Rate Margin	Commitment Fee Rate
≤1.00:1.00	1.75%	0.75%	0.225%
>1.00:1.00 ≤ 1.50:1.00	2.00%	1.00%	0.25%
>1.50:1.00 ≤ 2.00:1.00	2.25%	1.25%	0.300%
>2.00:1.00	2.50%	1.50%	0.375%

Our Credit Agreement contains customary affirmative, negative and financial covenants. For example, without prior approval of our bank group, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases, up to $50 million. Under our Credit Agreement, we are also required to meet certain financial covenants with respect to minimum fixed charge coverage and leverage ratios.

Our Credit Agreement also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.

At June 30, 2014, we were in compliance with all covenants contained in the Credit Agreement governing our credit facility.

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

The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent 58.8% and 68.6% of our patient accounts receivable as of June 30, 2014 and December 31, 2013, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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

Our employee health insurance program is self-funded, with stop-loss coverage on claims that exceed $0.2 million for any individually covered employee or employee family member. We are responsible for workers’ compensation claims up to $0.4 million per individual incident.

Malpractice, employment practices and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through June 30, 2014 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $1.0 million per security claims and $0.5 million on other claims.

We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2014, we had $12.0 million of cash. Cash in excess of requirements is deposited in highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, we would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. In 2014, the FDIC will insure each depositor up to $250,000 in coverage at each separately chartered insured depository institution. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits in excess of the FDIC insurance limit and does not expect any in the future.

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our credit facility is a revolving credit facility and, as such, we borrow, repay and re-borrow amounts as needed, changing the average daily balance outstanding under our credit facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under our credit facility would have increased interest expense by $6,000 for the three months ended June 30, 2014 and six months ended June 30, 2014.

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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of June 30, 2014.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarterly period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2010, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). The Company anticipates that it will finance any future repurchases under the Stock Repurchase Program with cash from general corporate funds, or draws under its credit facility, the terms of which allow us to purchase up to $50.0 million of the Company’s common stock after June 18, 2014, without obtaining approval from the bank group that holds the Company’s debt. The Company may repurchase shares of its common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations. During the six months ended June 30, 2014, no shares were repurchased. The remaining dollar value of shares authorized to be purchased under the Share Repurchase Program was $22.5 million as of June 30, 2014.

ITEM 6.	EXHIBITS.

2.1	Stock Purchase Agreement dated February 1, 2014, between Deaconess HomeCare, LLC and LHC Group, Inc. (previously filed as Exhibit 10.1 to the Form 8-K file February 3, 2014), as amended by that certain Amendment to Stock Purchase Agreement dated March 31, 2014, between Deaconess Homecare, LLC and LHC Group, Inc. (previously filed as Exhibit 2.1 to the Form 8-K filed on April 1, 2014).

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to the Form 10-Q on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

10.1	Amended and Restated Employment Agreement by and between LHC Group, Inc., a Delaware corporation, and Keith G. Myers, dated April 1, 2014 (previously filed as Exhibit 10.1 to LHC Group’s Form 8-K filed on April 4, 2014).

10.2	Credit Agreement, dated as of June 18, 2014, among LHC Group, Inc., Capital One, National Association, as administrative agent, sole bookrunner, sole lead arranger, and a lender, JPMorgan Chase Bank, N.A., Regions Bank and Compass Bank, as co-syndication agents and lenders, and Whitney Bank, as a lender (previously filed as Exhibit 10.1 to LHC Group’s Form 8-K filed on June 23, 2014).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey M. Kreger, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LHC GROUP, INC.

Date: August 7, 2014	/s/ Jeffrey M. Kreger
Jeffrey M. Kreger
Executive Vice President and Chief Financial Officer (Principal financial officer)