Form 10-Q
period 2014-09-30
LHC Group, Inc
filed 2014-11-06
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of November 6, 2014: 17,798,483 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$4,876	$14,014
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $17,463 and $14,334, respectively	99,652	88,964
Other receivables	828	608
Amounts due from governmental entities	990	1,234
Total receivables, net	101,470	90,806
Deferred income taxes	11,152	9,251
Prepaid income taxes	—	4,069
Prepaid expenses	8,160	6,966
Other current assets	4,205	4,449
Receivable due from insurance carrier	7,850	—
Total current assets	137,713	129,555
Property, building and equipment, net of accumulated depreciation of $46,022 and $40,935, respectively	33,798	31,052
Goodwill	242,218	194,893
Intangible assets, net of accumulated amortization of $6,020 and $4,518, respectively	79,988	62,184
Other assets	1,914	4,542
Total assets	$495,631	$422,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$19,959	$17,217
Salaries, wages, and benefits payable	30,946	31,927
Self-insurance reserve	6,858	5,862
Current portion of long-term debt	247	249
Amounts due to governmental entities	4,242	4,391
Legal settlement payable	7,850	—
Total current liabilities	70,102	59,646
Deferred income taxes	31,483	29,060
Income tax payable	3,415	3,415
Revolving credit facility	64,000	22,000
Long-term debt, less current portion	818	963
Total liabilities	169,818	115,084
Noncontrolling interest — redeemable	11,001	11,258
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 22,002,988 and 21,801,634 shares issued in 2014 and 2013, respectively	220	218
Treasury stock — 4,733,432 and 4,693,647 shares at cost, respectively	(35,638)	(34,715)
Additional paid-in capital	107,497	103,972
Retained earnings	239,837	223,534
Total LHC Group, Inc. stockholders’ equity	311,916	293,009
Noncontrolling interest — non-redeemable	2,896	2,875
Total equity	314,812	295,884
Total liabilities and equity	$495,631	$422,226
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net service revenue	$187,713	$164,748	$540,261	$493,003
Cost of service revenue	113,122	97,966	321,983	288,223
Gross margin	74,591	66,782	218,278	204,780
Provision for bad debts	3,974	2,708	11,699	9,833
General and administrative expenses	58,432	53,047	172,658	158,827
Operating income	12,185	11,027	33,921	36,120
Interest expense	(643)	(430)	(1,861)	(1,555)
Non-operating income	235	54	159	184
Income before income taxes and noncontrolling interest	11,777	10,651	32,219	34,749
Income tax expense	3,924	3,782	11,199	12,236
Net income	7,853	6,869	21,020	22,513
Less net income attributable to noncontrolling interests	1,679	1,572	4,717	5,140
Net income attributable to LHC Group, Inc.’s common stockholders	$6,174	$5,297	$16,303	$17,373
Earnings per share — basic:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.36	$0.31	$0.95	$1.02
Earnings per share — diluted:
Net income attributable to LHC Group, Inc.'s common stockholders	$0.36	$0.31	$0.94	$1.02
Weighted average shares outstanding:
Basic	17,260,078	17,083,201	17,213,648	17,035,541
Diluted	17,356,916	17,182,013	17,289,554	17,109,675

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2013	$218	21,801,634	$(34,715)	(4,693,647)	$103,972	$223,534	$2,875	$295,884
Net income	—	—	—	—	—	16,303	925	17,228	(1)
Sale of noncontrolling interest	—	—	—	—	161	—	—	161
Purchase of noncontrolling interest	—	—	—	—	(359)	—	—	(359)
Noncontrolling interest distributions	—	—	—	—	—	—	(904)	(904)
Nonvested stock compensation	—	—	—	—	3,086	—	—	3,086
Issuance of vested stock	—	174,399	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(923)	(39,785)	—	—	—	(923)
Excess tax benefits — vesting nonvested stock	—	—	—	—	64	—	—	64
Issuance of common stock under Employee Stock Purchase Plan	2	26,955	—	—	573	—	—	575
Balance as of September 30, 2014	$220	22,002,988	$(35,638)	(4,733,432)	$107,497	$239,837	$2,896	$314,812

(1)
Net income excludes net income attributable to noncontrolling interest-redeemable of $3.8 million during the nine months ending September 30, 2014. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$21,020	$22,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,874	5,958
Provision for bad debts	11,699	9,833
Stock-based compensation expense	3,086	2,879
Deferred income taxes	522	480
Loss on sale of assets	21	17
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(12,868)	(18,462)
Prepaid expenses and other assets	280	(1,114)
Prepaid income taxes	4,005	4,262
Accounts payable and accrued expenses	(1,283)	645
Net amounts due to/from governmental entities	95	(631)
Net cash provided by operating activities	33,451	26,380
Investing activities:
Purchases of property, building and equipment	(4,872)	(5,997)
Cash paid for acquisitions, primarily goodwill and intangible assets	(73,194)	(26,920)
Net cash (used in) investing activities	(78,066)	(32,917)
Financing activities:
Proceeds from line of credit	72,000	64,500
Payments on line of credit	(30,000)	(60,000)
Proceeds from employee stock purchase plan	575	570
Proceeds from debt issuance	—	1,138
Payments on debt	(147)	—
Noncontrolling interest distributions	(5,086)	(6,286)
Payment of deferred financing fees	(900)	—
Excess tax benefits from vesting of stock awards	124	11
Redemption of treasury shares	(923)	(794)
Purchase of additional controlling interest	(359)	(1,879)
Sale of noncontrolling interest	193	—
Net cash provided by (used in) financing activities	35,477	(2,740)
Change in cash	(9,138)	(9,277)
Cash at beginning of period	14,014	9,720
Cash at end of period	$4,876	$443
Supplemental disclosures of cash flow information:
Interest paid	$1,827	$1,523
Income taxes paid	$6,946	$18,123
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and community based service agencies, hospice services and facility-based services, primarily through long-term acute care hospitals (“LTACHs”). As of September 30, 2014, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated 348 service providers in 29 states within the continental United States.
Unaudited Interim Financial Information
The condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, and the related condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2013, condensed consolidated statement of changes in equity for the nine months ended September 30, 2014, condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 and related notes (collectively, these financial statements and the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Principles of Consolidation
The interim financial information includes all subsidiaries and entities controlled by the Company. Control is defined by the Company as ownership of a majority of the voting interest of an entity. The interim financial information includes entities in which the Company receives a majority of the entities’ expected residual returns and absorbs a majority of the entities’ expected losses, as a result of ownership, contractual or other financial interests in the entity. Third party equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the Company’s interim financial information.

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Wholly-owned subsidiaries	54.5%	49.3%	52.9%	48.4%
Equity joint ventures	42.9	48.1	44.5	48.9
License leasing arrangements	1.8	1.8	1.8	1.9
Management services	0.8	0.8	0.8	0.8
	100.0%	100.0%	100.0%	100.0%
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
License Leasing Arrangements
The Company, through wholly-owned subsidiaries, leases home health licenses necessary to operate certain of its home nursing and hospice agencies. The Company owns 100% of the equity of these entities and consolidates them based on such ownership.
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
Revenue Recognition
The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid and others for services rendered. The Company assesses the patient's ability to pay for their healthcare services at the time of patient admission based on the Company's verification of the patient's insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance program. All such payors contribute to the net service revenue of the Company’s home-based services, hospice services and facility-based services.

The following table sets forth the percentage of net service revenue earned by category of payor for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Payor:
Medicare	75.2%	80.3%	76.3%	79.8%
Medicaid	1.7	1.3	1.4	1.4
Other	23.1	18.4	22.3	18.8
	100.0%	100.0%	100.0%	100.0%
The following table sets forth the percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Home-based services	81.3%	80.6%	80.6%	80.0%
Hospice services	9.1	8.6	9.1	8.3
Facility-based services	9.6	10.8	10.3	11.7
	100.0%	100.0%	100.0%	100.0%
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
Final payments from Medicare may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required in the population base. In calculating net service revenue, management estimates the impact of these payment adjustments based on historical experience and records this estimate as the services are rendered using the expected level of services that will be provided.
Hospice Services
The Company is paid by Medicare under a per diem payment system. The Company receives one of four predetermined daily or hourly rates based upon the level of care the Company furnished. The Company records net service revenue from hospice services based on the daily or hourly rate and recognizes revenue as hospice services are provided.
Hospice payments are subject to an inpatient cap and an overall Medicare payment cap. The inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall Medicare payment cap relates to individual providers receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors its limits on a provider-by-provider basis and records an estimate of its liability for reimbursements received in excess of the cap amount. Annually, the Company receives notification of whether any of its hospice providers have exceeded either cap. As of September 30, 2014, the Company recorded $1.1 million for estimated liabilities in amounts due to governmental entities, of which $0.6 million relates to the cap year ended October 31, 2014 and $0.5 million relates to the cap years ended prior to October 31, 2013.

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

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of shares outstanding for basic per share calculation	17,260,078	17,083,201	17,213,648	17,035,541
Effect of dilutive potential shares:
Options	4,367	4,208	4,151	4,032
Nonvested stock	92,471	94,604	71,755	70,102
Adjusted weighted average shares for diluted per share calculation	17,356,916	17,182,013	17,289,554	17,109,675
Anti-dilutive shares	3,500	94,299	173,360	181,648
Recently Issued Accounting Pronouncements
FASB issued Accounting Standards Update 2014-8 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-8”) in April 2014. ASU 2014-8 changed the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on a Company’s operations and financial results. ASU 2014-8 also requires additional disclosures for discontinued operations. ASU 2014-8 is effective for annual periods beginning after December 15, 2014 and for interim periods within those years. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company adopted this guidance during the three months ended June 30, 2014.
On May 28, 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, ("ASU 2014-9") which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-9 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-9 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
3. Acquisitions and Disposals
Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired 44 home-based agencies and six hospice agencies during the nine months ended September 30, 2014. The Company maintains an ownership interest in the acquired businesses as set forth below:

Acquired Businesses	Ownership Percentage	State of Operations	Acquisition Date
EAMC — Lanier Home Health	75%	Alabama	2/1/2014
Lifeline Home Health	100%	Kentucky	2/1/2014
Louisiana Hospice & Palliative Care of New Orleans	100%	Louisiana	3/1/2014
West Virginia Home Health	100%	West Virginia	4/1/2014
St. Joseph’s Hospice	100%	West Virginia	4/1/2014
Northwestern Illinois Home Health	100%	Illinois	4/1/2014
Deaconess-Lifeline Home Health	100%	Kentucky	4/1/2014
Deaconess HomeCare	100%	Mississippi	4/1/2014
Deaconess HomeCare	100%	Tennessee	4/1/2014
Deaconess Hospice	100%	Mississippi	4/1/2014
Elk Valley Health Services, LLC	100%	Tennessee	4/1/2014
North Carolina Home Health	100%	North Carolina	5/1/2014
Professional Nursing Services	100%	North Carolina	5/1/2014
Life Care at Home	100%	Massachusetts	9/1/2014
Life Care at Home of Tennessee	100%	Tennessee	9/1/2014
Life Care at Home	100%	Utah	9/1/2014
Life Care at Home	100%	Arizona	9/1/2014
At Home Healthcare	100%	Colorado	9/1/2014
Life Care at Home	100%	Washington	9/1/2014
Each of the acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying interim financial information includes the results of operations of each acquired entity from the date of acquisition.
The total aggregate purchase price for the Company’s acquisitions was $74.7 million, of which $73.2 million was paid in cash. The purchase prices are determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows. The Company paid $0.9 million in acquisition-related costs, which was recorded in general and administrative expenses.
The Company’s home-based services segment recognized aggregate goodwill of $43.8 million for the acquisitions and hospice services segment recognized aggregate goodwill of $3.6 million. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired (amounts in thousands):

Consideration
Cash	$73,194
Fair value of total consideration transferred	$73,194
Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	$15,878
Certificates of need/licenses	3,088
Other identifiable intangible assets	448
Accounts receivable	9,739
Fixed assets	486
Accounts payable	(1,170)
Other assets and (liabilities), net	(2,552)
Total identifiable assets acquired and liabilities assumed	$25,917
Noncontrolling interest	$98
Goodwill, including noncontrolling interest of $38	$47,375

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
The net service revenue of the Deaconess and Elk Valley acquisition from the acquisition date through September 30, 2014 was $35.1 million and contributed $0.7 million to net income. The following pro forma information presents the combined results of operations of the Company and Deaconess and Elk Valley for the nine months ended September 30, 2014 and 2013 as if the acquisition occurred on January 1, 2013 (amounts in thousands, except earnings per share):

	Nine months ended September 30,
	2014	2013
Net service revenue	$557,802	$547,210
Net income attributable to LHC Group, Inc.’s common stockholders	16,118	18,120
Earnings per share — basic	0.94	1.06
Earnings per share — diluted	0.93	1.06
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
Sale of Membership Interest in Company’s Subsidiary
During the nine months ended September 30, 2014, the Company sold membership interests in one equity joint venture. The total sale price was $0.2 million.
Purchase of Membership Interest in Company’s Subsidiary
During the nine months ended September 30, 2014, the Company purchased additional membership interests in two equity joint ventures. The total purchase price for the additional membership interests was $0.4 million, which resulted in the Company reducing additional paid in capital by the full purchase price.
4. Goodwill and Intangibles
The changes in recorded goodwill by reporting unit for the nine months ended September 30, 2014 were as follows (amounts in thousands):

	Home-Based reporting unit	Community Based reporting unit	Hospice reporting unit	Facility-Based reporting unit	Total
Balance as of December 31, 2013	$173,574	$265	$9,463	$11,591	$194,893
Goodwill from acquisitions	26,899	16,874	3,564	—	47,337
Goodwill related to noncontrolling interests	38	—	—	—	38
Goodwill related to disposal	(50)	—	—	—	(50)
Balance as of September 30, 2014	$200,461	$17,139	$13,027	$11,591	$242,218

Intangible assets consisted of the following as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$59,893	—	$59,893
Certificates of need/licenses	Indefinite	13,610	—	13,610
Indefinite-lived balance at end of period		$73,503	—	$73,503
Definite-lived assets:
Trade names	2 months — 5 years	$8,214	$(2,313)	$5,901
Non-compete agreements	1 month — 3 years	4,269	(3,707)	562
Favorable leases	9 months — 3 years	22	—	22
Definite-lived balance at end of period		$12,505	$(6,020)	$6,485
Balance as of September 30, 2014		$86,008	$(6,020)	$79,988

	December 31, 2013
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$46,707	—	$46,707
Certificates of need/licenses	Indefinite	10,540	—	10,540
Indefinite-lived balance at end of period		$57,247	—	$57,247
Definite-lived assets:
Trade names	3 months — 5 years	$5,625	$(1,055)	$4,570
Non-compete agreements	3 months — 2 years	3,830	(3,463)	367
Definite-lived balance at end of period		$9,455	$(4,518)	$4,937
Balance as of December 31, 2013		$66,702	$(4,518)	$62,184
Intangible assets of $74.0 million, net of accumulated amortization, were related to the home-based services segment, $5.0 million were related to the hospice segment, and $1.0 million were related to the facility-based services segment as of September 30, 2014.
5. Debt
Credit Facility
On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The Credit Agreement replaces the Third Amended and Restated Credit Agreement with Capital One, National Association, dated August 31, 2012. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at either a (1) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or (2) Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at the same time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at September 30, 2014 was 4.50% and the Eurodollar rate was 2.40%. As of September 30, 2014, the interest rate on outstanding borrowings was 2.40%.

As of September 30, 2014 and December 31, 2013, respectively, the Company had $64.0 million and $22.0 million drawn and letters of credit totaling $7.1 million and $6.7 million outstanding under its credit facilities with Capital One, National Association.
As of September 30, 2014, the Company had $153.9 million available for borrowing under the Credit Agreement with Capital One, National Association.
Promissory Note
On January 7, 2014, the Company entered into a promissory note with American Bank & Trust Company in an aggregate principal amount of $1.2 million. The promissory note matures on January 6, 2019. Principal payments of $20,000 are due monthly over a period of 60 months. The interest rate on the promissory note is a fixed rate of 4.50%.
6. Income Taxes
As of September 30, 2014, an unrecognized tax benefit of $3.4 million was recorded in income tax payable, which, if recognized, would decrease the Company’s effective tax rate. All of the Company’s unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011. On July 30, 2014, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment asserting that a portion of the original tax deduction claimed by the Company associated with the settlement with the United States of America should be disallowed. The Company advised the IRS that it disagreed with the proposed adjustment. In October 2014, the IRS issued a 30-day letter, formally asserting their position. The Company intends to vigorously defend its original position of the deductibility of the full settlement amount on its 2011 tax return.
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
Share Based Compensation
Nonvested Stock
During the nine months ended September 30, 2014, the Company’s independent directors were granted 26,900 nonvested shares of common stock under the 2005 Director Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved and available for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the nine months ended September 30, 2014, employees were granted 172,545 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares vest over a five year period, conditioned on continued employment for the full incentive period. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the nine months ended September 30, 2014 was $23.59.

The following table represents the nonvested stock activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2013	506,467	$22.08
Granted	199,445	$23.59
Vested	(175,862)	$21.94
Forfeited	(2,890)	$24.56
Nonvested shares outstanding as of September 30, 2014	527,160	$22.15
During the nine months ended September 30, 2014, an independent director of the Company received a share based award, which will be settled in cash at March 1, 2015. The amount of such cash payment will equal the fair market value of 2,600 shares on the settlement date.
As of September 30, 2014, there was $9.0 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.25 years. The total fair value of shares of common stock vested during the nine months ended September 30, 2014 and 2013 was $3.9 million and $3.8 million, respectively. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $3.1 million and $2.9 million of compensation expense related to nonvested stock grants in the nine months ended September 30, 2014 and 2013, respectively.
Employee Stock Purchase Plan
In 2006, the Company adopted the Employee Stock Purchase Plan whereby eligible employees may purchase the Company’s common stock at 95% of the market price on the last day of the calendar quarter. There were 250,000 shares of common stock initially reserved for the plan. In 2013, the Company adopted the Amended and Restated Employee Stock Purchase Plan, which reserved an additional 250,000 shares of common stock to the plan.
The table below details the shares of common stock issued during 2014:

	Number of Shares	Per share price
Shares available as of December 31, 2013	272,788
Shares issued during three months ended March 31, 2014	8,025	$22.84
Shares issued during three months ended June 30, 2014	9,887	$20.96
Shares issued during three months ended September 30, 2014	9,043	$20.30
Shares available as of September 30, 2014	245,833
Stock Options
As of September 30, 2014, 15,000 options were issued and exercisable. During the nine months ended September 30, 2014, no options were exercised or forfeited and no options were granted.
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the nine months ended September 30, 2014, the Company redeemed 39,785 shares of common stock valued at $0.9 million, related to these tax obligations.

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
On June 13, 2012, a putative shareholder securities class action was filed against the Company and its Chairman and Chief Executive Officer in the United States District Court for the Western District of Louisiana, styled City of Omaha Police & Fire Retirement System v. LHC Group, Inc., et al., Case No. 6:12-cv-1609-JTT-CMH. The action was filed on behalf of LHC shareholders who purchased shares of the Company’s common stock between July 30, 2008 and October 26, 2011. Plaintiff generally alleges that the defendants caused false and misleading statements to be issued in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and Rule 10b-5 promulgated thereunder and that the Company’s Chairman and Chief Executive Officer is a control person under Section 20(a) of the Exchange Act. On November 2, 2012, Lead Plaintiff City of Omaha Police & Fire Retirement System filed an Amended Complaint for Violations of the Federal Securities Laws (“the Amended Complaint”) on behalf of the same putative class of LHC shareholders as the original Complaint. In addition to claims under Sections 10(b) and 20(a) of the Exchange Act, the Amended Complaint added a claim against the Chairman and Chief Executive Officer for violation of Section 20A of the Exchange Act. The Company believes these claims are without merit. On December 17, 2012, the Company and the Chairman and Chief Executive Officer filed a motion to dismiss the Amended Complaint, which was denied by Order dated March 15, 2013. On June 16, 2014, following mediation, the parties entered into a Stipulation of Settlement. On August 5, 2014, the District Court entered an Order Preliminarily Approving Settlement and Providing for Notice and setting a final fairness hearing for December 11, 2014. If approved, as part of the settlement, the Company’s insurance carrier will fund the entire $7.9 million settlement amount. The Company’s balance sheet reflects the entire settlement in current assets as a receivable due from insurance carrier and correspondingly reflects the entire settlement in current liabilities as a legal settlement payable.
On October 18, 2013, a derivative complaint was filed by a purported Company shareholder against certain of the Company’s current and former executive officers, employees and members of its Board of Directors in the United States District Court for the Western District of Louisiana, styled Plummer v. Myers, et al., Case No. 6:13-cv-2899-JTT-CMH. The action was brought derivatively on behalf of the Company, which is also named as a nominal defendant. Plaintiff generally alleges that the individual defendants breached their fiduciary duties owed to the Company. The complaint also alleges claims for insider selling and unjust enrichment against the Company’s Chairman and Chief Executive Officer and the Company’s former President and Chief Operating Officer.
On December 30, 2013, a related derivative complaint was filed by a purported Company shareholder against certain of the Company’s current and former executive officers, employees and members of its Board of Directors in the United States District Court of the Western District of Louisiana, styled McCormack v. Myers, et al., Case No. 6:13-cv-3301-JTT-CMH. The action was brought derivatively on the Company’s behalf and the Company was also named as a nominal defendant. Plaintiff generally alleges that the individual defendants breached their fiduciary duties owed to the Company and wasted corporate assets. Plaintiff also alleges that the Company’s Chairman and Chief Executive Officer caused false and misleading statements to be issued in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and that the Company’s Directors are control persons under Section 20(a) of the Exchange Act. The complaint also alleges claims for insider selling, misappropriation of information and unjust enrichment against the Company’s Chairman and Chief Executive Officer and the Company’s former President and Chief Operating Officer.
On March 25, 2014, the McCormack derivative action was consolidated with the Plummer derivative action described above and stayed pending the conclusion of expert discovery in the related City of Omaha shareholder securities class action described above. The parties are presently discussing future case scheduling. The Company believes these claims are without merit and intends to defend this consolidated lawsuit vigorously. The Company cannot predict the outcome or effect of this consolidated lawsuit, if any, on the Company’s financial condition and results of operations.
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
The following table summarizes the activity of noncontrolling interest-redeemable for the nine months ended September 30, 2014 (amounts in thousands):

Balance as of December 31, 2013	$11,258
Net income attributable to noncontrolling interest-redeemable	3,792
Noncontrolling interest-redeemable distributions	(4,182)
Sale of noncontrolling interest	32
Purchase of noncontrolling interest	101
Balance as of September 30, 2014	$11,001

10. Allowance for Uncollectible Accounts
The following table summarizes the activity in the allowance for uncollectible accounts for the nine months ended September 30, 2014 (amounts in thousands):

Balance as of December 31, 2013	$14,334
Additions	11,699
Deductions	(8,570)
Balance as of September 30, 2014	$17,463
11. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the nine months ended September 30, 2014, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximates current rates.
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
The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended September 30, 2014
	Home- Based Services	Hospice Services	Facility- Based Services	Total
Net service revenue	$152,648	$17,071	$17,994	$187,713
Cost of service revenue	91,506	10,431	11,185	113,122
Provision for bad debts	3,753	269	(48)	3,974
General and administrative expenses	48,591	4,756	5,085	58,432
Operating income	8,798	1,615	1,772	12,185
Interest expense	(515)	(64)	(64)	(643)
Non-operating income	190	35	10	235
Income before income taxes and noncontrolling interest	8,473	1,586	1,718	11,777
Income tax expense	3,034	521	369	3,924
Net income	5,439	1,065	1,349	7,853
Less net income attributable to noncontrolling interests	1,185	292	202	1,679
Net income attributable to LHC Group, Inc.’s common stockholders	$4,254	$773	$1,147	$6,174
Total assets	$424,780	$34,622	$36,229	$495,631

	Three Months Ended September 30, 2013
	Home- Based Services	Hospice Services	Facility- Based Services	Total
Net service revenue	$132,739	$14,171	$17,838	$164,748
Cost of service revenue	78,307	8,775	10,884	97,966
Provision for bad debts	2,333	318	57	2,708
General and administrative expenses	44,002	3,967	5,078	53,047
Operating income	8,097	1,111	1,819	11,027
Interest expense	(348)	(39)	(43)	(430)
Non-operating income	33	3	18	54
Income before income taxes and noncontrolling interest	7,782	1,075	1,794	10,651
Income tax expense	3,028	394	360	3,782
Net income	4,754	681	1,434	6,869
Less net income attributable to noncontrolling interests	1,077	202	293	1,572
Net income attributable to LHC Group, Inc.’s common stockholders	$3,677	$479	$1,141	$5,297
Total assets	$351,804	$27,536	$34,693	$414,033

	Nine Months Ended September 30, 2014
	Home- Based Services	Hospice Services	Facility- Based Services	Total
Net service revenue	$435,588	$49,361	$55,312	$540,261
Cost of service revenue	258,173	29,479	34,331	321,983
Provision for bad debts	10,475	467	757	11,699
General and administrative expenses	142,747	13,994	15,917	172,658
Operating income	24,193	5,421	4,307	33,921
Interest expense	(1,489)	(186)	(186)	(1,861)
Non-operating income	103	40	16	159
Income before income taxes and noncontrolling interest	22,807	5,275	4,137	32,219
Income tax expense	8,763	1,397	1,039	11,199
Net income	14,044	3,878	3,098	21,020
Less net income attributable to noncontrolling interests	3,329	828	560	4,717
Net income attributable to LHC Group, Inc.’s common stockholders	$10,715	$3,050	$2,538	$16,303

	Nine Months Ended September 30, 2013
	Home- Based Services	Hospice Services	Facility- Based Services	Total
Net service revenue	$394,453	$40,988	$57,562	$493,003
Cost of service revenue	229,466	25,458	33,299	288,223
Provision for bad debts	8,009	787	1,037	9,833
General and administrative expenses	131,048	11,860	15,919	158,827
Operating income	25,930	2,883	7,307	36,120
Interest expense	(1,268)	(136)	(151)	(1,555)
Non-operating income	94	21	69	184
Income before income taxes and noncontrolling interest	24,756	2,768	7,225	34,749
Income tax expense	9,993	1,069	1,174	12,236
Net income	14,763	1,699	6,051	22,513
Less net income attributable to noncontrolling interests	3,417	677	1,046	5,140
Net income attributable to LHC Group, Inc.’s common stockholders	$11,346	$1,022	$5,005	$17,373
13. Supplemental Cash Flow Information
During the nine months ended September 30, 2014, $2.6 million of licenses associated with the Company’s Point of Care technology were capitalized as additions to property, building and equipment upon placing associated equipment in service. These licenses were purchased during the twelve months ended December 31, 2010 and previously recorded in other assets on the balance sheet.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after September 30, 2014;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with SEC laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.
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
OVERVIEW
We provide quality cost-effective post-acute health care services to our patients. As of September 30, 2014, we had 348 service providers in 29 states: Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. Our services are classified into three segments: (1) home-based services offered through our home nursing agencies and community based service agencies; (2) hospice services offered through hospice agencies; and (3) facility-based services offered through our long-term acute care hospitals (“LTACHs”).
Through our home-based services segment we offer a wide range of services, including skilled nursing, private duty nursing, medically-oriented social services, and physical, occupational and speech therapy. As of September 30, 2014, the home-based services segment was comprised of the following:

Type of Service	Locations
Home Health	283
Community Based Services	13
Management Companies	3
Specialty Services	1
Total home-based service providers	300
Of our 300 home-based services locations, 182 are wholly-owned by us, 111 are majority-owned by us through equity joint ventures, four are under license lease arrangements and the operations of the remaining three locations are only managed by us. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and organic development.
Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of September 30, 2014, we operate 38 hospice locations, of which 25 are wholly-owned by us, 11 are majority-owned by us through equity joint ventures and two are under license lease arrangements.
We provide facility-based services principally through our LTACHs. As of September 30, 2014, we operate six LTACHs with 8 locations, of which all but one are located within host hospitals. We also operate a family health center and a pharmacy.

Of these 10 facility-based services locations, five are wholly-owned by us and five are majority-owned through equity joint ventures.
The percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Home-based services	81.3%	80.6%	80.6%	80.0%
Hospice services	9.1	8.6	9.1	8.3
Facility-based services	9.6	10.8	10.3	11.7
	100.0%	100.0%	100.0%	100.0%

We are in the final phase of our company-wide conversion to point of care technology, which is anticipated to be completed during the fourth quarter of 2014. In conjunction with this final phase of our point of care conversion, we are in the process of eliminating certain general and administrative expenses, consolidating a limited number of locations in service area overlap markets and closing three underperforming providers during the fourth quarter of 2014. These initiatives are estimated to yield annual cost savings of $7 million to $8 million when fully implemented beginning in 2015. As part of these efforts, we expect non-recurring costs in the fourth quarter of 2014 of $3 million to $4 million.
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
On October 30, 2014, CMS issued a final rule (effective January 1, 2015) regarding payment rates for home health services provided during 2015. The net impact of all policies in the rule is a reduction in Medicare payments of 0.3%. CMS estimates that freestanding proprietary agencies will have a 0.9% reduction in Medicare reimbursement compared with 2014 levels. The final rule includes the following elements:

•
The national, standardized 60-day episode payment rate will increase from $2,869.27 in 2014 to $2,961.38 in 2015. This is a net 3.2% increase in standardized rate, due to application of (1) a wage index budget neutrality factor (+.24%) and (2) a case mix budget neutrality factor (+ 3.66%) to the 2014 standard rate which is offset by a recalibration of the case mix, then subtracting the rebasing adjustment of -$80.95 (2.82% of 2014 rates), then applying the net market basket adjustment of +2.1% (Market Basket=+2.6%, Productivity Adjustment=-0.5%).

•
The 2013 Office of Management and Budget ("OMB") core-based statistical area (“CBSA”) designations for calculating wage indexes will be adopted. The proposed rule would update the HHA wage index using a 50/50 blend of the existing CBSA designations and the new CBSA designations outlined in a February 28, 2013, Office of Management and Budget bulletin, respectively. In this process, 37 counties will shift from urban to rural and 105 counties will shift from rural to urban.

•
The face-to-face narrative requirement will be eliminated. CMS will only consider medical records from the patient’s certifying physician or discharging facility in determining initial eligibility for Medicare’s home health benefit. Physician claims for certification/re-certification of eligibility (not the face-to-face encounter visit) will be considered a non-covered service if the HHA claim was non-covered because the patient was ineligible for the home health benefit.

•
The scheduling and administration of therapy reassessments will be modified to every 30 calendar days as opposed to tracking and counting therapy visits, especially for multiple-discipline therapy episodes.

•
The 3% rural add-on will only apply to counties that are classified as rural under the 2013 CBSA designations; therefore, 37 counties will shift from urban to rural and pick up the rural add-on, and 105 counties will shift from rural to urban and will lose the rural add-on, but may offset some of that loss by a positive increase in wage index.

•	CMS also made several minor policy changes, which will not affect reimbursement.
Hospice Services
On August 2, 2013, CMS released its final rule for hospice for fiscal year 2014, which increased Medicare reimbursement payments by 1.0% over fiscal year 2013. The 1.0% increase consists of a 2.5% inflationary market basket update offset by a 0.7% reduction related to the wage index changes and the fifth year of CMS’s seven-year phase-out of its wage index budget neutrality adjustment factor, a 0.5% reduction for the productivity adjustment, and a 0.3% reduction to the market basket as defined by PPACA. The following table shows the hospice Medicare payment rates for fiscal year 2014, which began on October 1, 2013 and ended September 30, 2014:

Description	Rate per patient day
Routine Home Care	$156.06
Continuous Home Care	$910.78
Full Rate = 24 hours of care
$37.95 = hourly rate
Inpatient Respite Care	$161.42
General Inpatient Care	$694.19
On August 22, 2014, CMS released its final rule for hospice for fiscal year 2015, which increased Medicare reimbursement payments by 1.4% over fiscal year 2014. The 1.4% increase consists of a 2.9% inflationary market basket update offset by a 0.7% reduction related to the wage index changes and the sixth year of CMS's seven-year phase-out of its wage index budget neutrality adjustment factor, a 0.5% reduction for the productivity adjustment, and a 0.3% reduction to the market basket as defined by PPACA. The following table shows the hospice Medicare payment rates for fiscal year 2015, which began on October 1, 2014 and will end September 30, 2015:

Description	Rate per patient day
Routine Home Care	$159.34
Continuous Home Care	$929.91
Full Rate = 24 hours of care
$38.75 = hourly rate
Inpatient Respite Care	$164.81
General Inpatient Care	$708.77

Facility-Based Services
On August 2, 2013, CMS released its final rule for LTACH Medicare reimbursement for fiscal year 2014, which began on October 1, 2013 and ended September 30, 2014. In the aggregate, payments for fiscal year 2014 increased by 1.3% over fiscal year 2013 rates. The 1.3% increase consists of a 2.5% inflationary market basket update, offset by a 0.5% reduction for the productivity adjustment, and a 0.3% reduction to the market basket as defined by PPACA. LTACH payment rates will also be reduced by approximately 1.3% for the “one-time” budget neutrality adjustment factor and projected increases in estimated high cost outlier payments as compared to fiscal year 2013.
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
On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013 (Public Law 113-67). This new law prevents a scheduled payment reduction for physicians and other practitioners who treat Medicare patients from taking effect on January 1, 2014. Included in the legislation are the following changes to LTACH reimbursement:

•	Medicare discharges from LTACHs will continue to be paid at full LTACH PPS rates if:

•	the patient spent at least three days in a short-term care hospital (“STCH”) intensive care unit (“ICU”) during a STCH stay that immediately preceded the LTACH stay, or

•	the patient was on a ventilator for more than 96 hours in the LTACH (based on the MS-LTACH DRG assigned) and had a STCH stay immediately preceding the LTACH stay.

•	Also, the LTACH discharge cannot have a principal diagnosis that is psychiatric or rehabilitation.

•	All other Medicare discharges from LTACHs will be paid at a new “site neutral” rate, which is the lesser of:

•	the IPPS comparable per diem amount determined using the formula in the short-stay outlier regulation at 42 C.F.R. § 412.529(d)(4) plus applicable outlier payments, or

•	100% of the estimated cost of the services involved.

•	The above new payment policy will not be effective until LTACH cost reporting periods beginning on or after October 1, 2015, and the site neutral payment rate will be phased-in over three years.

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
On August 4, 2014, CMS released its final rule for LTACH Medicare reimbursement for fiscal year 2015, which began on October 1, 2014 and will end on September 30, 2015. In the aggregate, payments for fiscal year 2014 will increase by 1.1% over fiscal year 2014 rates. The 1.1% increase consists of a 2.9% inflationary market basket update, offset by a 0.5% reduction for the productivity adjustment, and a 0.2% reduction to the market basket as defined by PPACA. LTACH payment rates will also be reduced by approximately 1.3% for the "one-time" budget neutrality adjustment factor under the last year of a three-year phase-in and increased by 0.2% for wage index budget neutrality adjustment.
None of the above described estimated changes to Medicare payments for home health, hospice and LTACHs for 2014 include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.
RESULTS OF OPERATIONS
Three months ended September 30, 2014
Consolidated financial statements
The following table summarizes our consolidated results of operations for the three months ended September 30, 2014 and 2013 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2014			2013			Increase (Decrease)	Percentage Change
Net service revenue	$187,713			$164,748			$22,965	13.9%
Cost of service revenue	113,122	60.3%		97,966	59.5%		15,156	15.5
Provision for bad debts	3,974	2.1		2,708	1.6		1,266	46.8
General and administrative expenses	58,432	31.1		53,047	32.2		5,385	10.2
Income tax expense	3,924	38.9	(1)	3,782	41.7	(1)	142	3.8
Noncontrolling interest	1,679			1,572			107
Total non-operating income (expense)	(408)			(376)			(32)
Net income attributable to LHC Group, Inc.’s common stockholders	$6,174			$5,297			$877

(1)	Percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders.
Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes and patient days for the three months ended September 30, 2014 and the related change from the same period in 2013 (amounts in thousands, except admissions, census, episode data and patient days):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home-Based Services
Home Health
Revenue	$132,678	$641	$133,319	1.1%	$10,469	$143,788	9.0%
Revenue Medicare	$103,294	$450	$103,744	(1.2)	$7,816	$111,560	6.2
New Admissions	30,639	180	30,819	2.2	3,143	33,962	12.7
New Medicare Admissions	21,018	101	21,119	0.8	1,851	22,970	9.7
Average Census	32,715	149	32,864	(1.7)	3,109	35,973	7.6
Average Medicare Census	24,532	99	24,631	(3.1)	1,985	26,616	4.8
Home Health Episodes	42,926	177	43,103	2.2	3,530	46,633	10.5
Community-based services
Revenue	$945	$111	$1,056	28.3	$7,917	$8,973	990.3
Billable hours	66,213	3,286	69,499	85.5	221,803	291,302	677.4
Hospice Services
Revenue	$15,774	—	$15,774	11.3	$1,297	$17,071	20.5
Revenue Medicare	$14,421	—	$14,421	10.1	$1,211	$15,632	19.3
New Admissions	1,346	—	1,346	7.5	130	1,476	17.9
New Medicare Admissions	1,158	—	1,158	8.0	114	1,272	18.7
Average Census	1,301	—	1,301	13.7	103	1,404	22.8
Average Medicare Census	1,188	—	1,188	13.9	97	1,285	23.3
Patient days	118,346	—	118,346	12.4	9,486	127,832	21.4
Facility-Based Services
LTACHs
Revenue	$17,265	—	$17,265	0.8	—	$17,265	0.8
Patient days	15,362	—	15,362	0.3	—	15,362	0.3

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic home-based services revenue for the three months ended September 30, 2014 increased 1.1% as compared to the same period in 2013, and organic Medicare revenue decreased 1.2%. Total organic hospice services revenue for the three months ended September 30, 2014 increased 11.3% as compared to the same period in 2013 due to the combination of an increase in patients on census and the successful execution of same store growth strategies.
Facility-based net service revenue increased 0.8% in the three months ended September 30, 2014 as compared to the same period in 2013 due to the increase in patient days.
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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended September 30,
	2014		2013
Home-based services
Salaries, wages and benefits	$82,080	53.8%	$69,586	52.4%
Transportation	5,988	3.9	5,511	4.2
Supplies and services	3,438	2.3	3,210	2.4
Total	$91,506	59.9%	$78,307	59.0%
Hospice services
Salaries, wages and benefits	$7,081	41.5%	$6,040	42.6%
Transportation	813	4.8	722	5.1
Supplies and services	2,537	14.9	2,013	14.2
Total	$10,431	61.1%	$8,775	61.9%
Facility-based services
Salaries, wages and benefits	$7,415	41.2%	$7,277	40.8%
Transportation	72	0.4	73	0.4
Supplies and services	3,698	20.6	3,534	19.8
Total	$11,185	62.2%	$10,884	61.0%
Consolidated cost of service revenue for the three months ended September 30, 2014 was $113.1 million compared to $98.0 million for the same period in 2013, an increase of $15.1 million, or 15.5%. For home-based services and hospice services, the increase was primarily due to an increase of $14.3 million from agencies acquired since September 30, 2013. For facility-based services, the increase was primarily due to an increase in skilled labor needed to support the increase in patient acuity.
Provision for bad debts
Consolidated provision for bad debts for the three months ended September 30, 2014 was $4.0 million compared to $2.7 million for the same period in 2013, an increase of $1.3 million, or 46.8%. For home-based services, provision for bad debts increased due to an increase in collection risks identified on certain commercial insurance claims and self pay claims.
The increase of provision for bad debts in the home-based services segment was offset by the decrease of provision for bad debts in the hospice and facility-based services segments. For hospice services, provision for bad debts decreased in 2014 due to the recognition of a Change in Ownership (“CHOW”) by CMS for two agencies acquired in 2013. These CHOWs allowed previously “at risk” patient claims to be billed and collected, thereby reducing provision for bad debts during 2014. For facility-based services, provision for bad debts decreased due to the recoverability of accounts receivable that were previously reserved.
General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended September 30,
	2014		2013
Home-based services
General and administrative	$46,778	30.6%	$42,411	32.0%
Depreciation	1,813	1.2	1,591	1.2
Total	$48,591	31.8%	$44,002	33.2%
Hospice services
General and administrative	$4,481	26.2%	$3,754	26.5%
Depreciation	275	1.6	213	1.5
Total	$4,756	27.9%	$3,967	28.0%
Facility-based services
General and administrative	$4,712	26.2%	$4,754	26.7%
Depreciation	373	2.1	324	1.8
Total	$5,085	28.3%	$5,078	28.5%
Consolidated general and administrative expenses for the three months ended September 30, 2014 was $58.4 million compared to $53.0 million for the same period in 2013, an increase of $5.4 million, or 10.2%. For home-based services and hospice services, general and administrative expenses increased $6.1 million due to agencies acquired since September 30, 2013. This increase was offset by decreases in general and administrative expenses in same store agencies.
Income tax expense
Consolidated income tax expense for the three months ended September 30, 2014 was $3.9 million compared to $3.8 million for the same period in 2013. A prior year income tax benefit of $0.3 million was recorded during the three months ended September 30, 2014, which reflects additional income tax deductions taken on 2013 tax filings.
Noncontrolling interest
Consolidated noncontrolling interest for the three months ended September 30, 2014 was $1.7 million compared to $1.6 million for the same period in 2013, an increase of $0.1 million, or 6.8%. The increase was primarily related to an overall increase in operational efficiencies in home-based and hospice joint venture agencies.
Nine months ended September 30, 2014
Consolidated financial statements
The following table summarizes our consolidated results of operations for the nine months ended September 30, 2014 and 2013 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2014			2013			Increase (Decrease)	Percentage Change
Net service revenue	$540,261			$493,003			$47,258	9.6%
Cost of service revenue	321,983	59.6%		288,223	58.5%		33,760	11.7
Provision for bad debts	11,699	2.2		9,833	2.0		1,866	19.0
General and administrative expenses	172,658	32.0		158,827	32.2		13,831	8.7
Income tax expense	11,199	40.7	(1)	12,236	41.3	(1)	(1,037)	(8.5)
Noncontrolling interest	4,717			5,140			(423)
Total non-operating income (expense)	(1,702)			(1,371)			(331)
Net income attributable to LHC Group, Inc.’s common stockholders	$16,303			$17,373			$(1,070)

(1)	Percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders.
Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes and patient days for the nine months ended September 30, 2014 and the related change from the same period in 2013 (amounts in thousands, except admissions, census, episode data and patient days):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home-Based Services
Home Health
Revenue	$395,078	$1,414	$396,492	1.1%	$20,915	$417,407	6.5%
Revenue Medicare	$307,977	$1,047	$309,024	(0.2)	$15,223	$324,247	4.7
New Admissions	92,362	408	92,770	0.6	5,955	98,725	7.1
New Medicare Admissions	63,246	251	63,497	0.6	3,589	67,086	6.3
Average Census	32,974	107	33,081	(4.0)	2,067	35,148	2.0
Average Medicare Census	24,853	74	24,927	(4.4)	1,290	26,217	0.6
Home Health Episodes	129,409	339	129,748	1.6	6,781	136,529	6.9
Community-based services
Revenue	$2,582	$275	$2,857	20.3	$15,401	$18,258	668.8
Billable hours	157,179	7,901	165,080	44.8	441,520	606,600	432.1
Hospice Services
Revenue	$46,807	—	$46,807	14.2	$2,555	$49,362	20.4
Revenue Medicare	$43,183	—	$43,183	13.9	$2,391	$45,574	20.3
New Admissions	3,884	—	3,884	4.0	250	4,134	10.7
New Medicare Admissions	3,376	—	3,376	5.2	228	3,604	12.3
Average Census	1,265	—	1,265	12.5	68	1,333	18.5
Average Medicare Census	1,159	—	1,159	13.2	64	1,223	19.4
Patient days	344,349	—	344,349	12.5	18,270	362,619	18.5
Facility-Based Services
LTACHs
Revenue	$53,056	—	$53,056	(3.1)	—	$53,056	(3.1)
Patient days	46,763	—	46,763	0.1	—	46,763	0.1

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic home-based services revenue for the nine months ended September 30, 2014 increased 1.1% as compared to the same period in 2013, and organic Medicare revenue decreased 0.2%. During the nine months ended September 30, 2014, we had 130 agency temporarily close due to inclement weather events, which resulted in decreases in patient admission volumes. This decrease in patient admission volumes combined with the negative impact of Medicare sequestration and rebasing ultimately resulted in a decrease in revenue.
Total organic hospice services revenue for the nine months ended September 30, 2014 increased 14.2% as compared to the same period in 2013 due to the combination of an increase in patients on census and the successful execution of same store growth strategies, all of which were then partially offset by the negative impact of Medicare sequestration.
Facility-based net service revenue decreased in the nine months ended September 30, 2014 as compared to the same period in 2013 due to the negative impact of Medicare sequestration.
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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine Months Ended September 30,
	2014		2013
Home-based services
Salaries, wages and benefits	$232,183	53.3%	$203,971	51.7%
Transportation	16,283	3.7	16,255	4.1
Supplies and services	9,707	2.2	9,240	2.3
Total	$258,173	59.3%	$229,466	58.1%
Hospice services
Salaries, wages and benefits	$20,184	40.9%	$17,506	42.7%
Transportation	2,280	4.6	2,048	5.0
Supplies and services	7,015	14.2	5,904	14.4
Total	$29,479	59.7%	$25,458	62.1%
Facility-based services
Salaries, wages and benefits	$22,652	41.0%	$21,572	37.4%
Transportation	216	0.4	227	0.4
Supplies and services	11,463	20.7	11,500	20.0
Total	$34,331	62.1%	$33,299	57.8%
Consolidated cost of service revenue for the nine months ended September 30, 2014 was $322.0 million compared to $288.2 million for the same period in 2013, an increase of $33.8 million, or 11.7%. For home-based services and hospice services, the increase of $33.0 million was primarily due to an increase from agencies acquired since September 30, 2013. For facility-based services, the increase was primarily due to an increase in skilled labor needed to support the increase in patient acuity.

Provision for bad debts
Consolidated provision for bad debts for the nine months ended September 30, 2014 was $11.7 million compared to $9.8 million for the same period in 2013, an increase of $1.9 million, or 19.0%. For home-based services, provision for bad debts increased due to an increase in collection risks identified on certain commercial insurance claims and self pay claims.
The increase of provision for bad debts in the home-based services segment was offset by the decrease of provision for bad debts in the hospice and facility-based services segments. For hospice services, provision for bad debts decreased in 2014 due to the recognition of a Change in Ownership (“CHOW”) by CMS for two agencies acquired in 2013. These CHOWs allowed previously “at risk” patient claims to be billed and collected, thereby reducing provision for bad debts during 2014. For facility-based services, provision for bad debts decreased due to the recoverability of accounts receivable that were previously reserved.
General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine Months Ended September 30,
	2014		2013
Home-based services
General and administrative	$137,712	31.6%	$126,549	32.1%
Depreciation	5,035	1.2	4,499	1.1
Total	$142,747	32.8%	$131,048	33.2%
Hospice services
General and administrative	$13,211	26.8%	$11,284	27.5%
Depreciation	783	1.6	576	1.4
Total	$13,994	28.4%	$11,860	28.9%
Facility-based services
General and administrative	$14,861	26.9%	$15,036	26.1%
Depreciation	1,056	1.9	883	1.5
Total	$15,917	28.8%	$15,919	27.6%
Consolidated general and administrative expenses for the nine months ended September 30, 2014 was $172.7 million compared to $158.8 million for the same period in 2013, an increase of $13.9 million, or 8.7%. For home-based services and hospice services, general and administrative expenses increased $15.5 million due to agencies acquired since September 30, 2013. The increase was offset by decreases in general and administrative expenses in same store agencies. For facility-based services, depreciation increased due to the purchase of equipment.
Income tax expense
Consolidated income tax expense for the nine months ended September 30, 2014 was $11.2 million compared to $12.2 million for the same period in 2013, a decrease of $1.0 million, or 8.5%. Income tax expense decreased in direct correlation to the decrease in income before income taxes and noncontrolling interest, as well as the recognition of a prior year income tax benefit of $0.3 million recorded in 2014, which reflects additional income tax deductions taken during 2013 tax filings.
Noncontrolling interest
Consolidated noncontrolling interest for the nine months ended September 30, 2014 was $4.7 million compared to $5.1 million for the same period in 2013, a decrease of $0.4 million, or 8.2%. The decrease was primarily related to an overall decrease in census amongst joint venture locations, which resulted in a decrease in operating results of the joint ventures themselves.

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

The following table summarizes changes in cash (amounts in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$33,451	$26,380
Investing activities	(78,066)	(32,917)
Financing activities	35,477	(2,740)
Cash provided by operating activities for the nine months ended September 30, 2014 increased as compared to the same period in 2013. Cash collections generated from accounts receivable increased due to the overall improved collection experience and the recognition of CHOWs by CMS for two agencies acquired in 2013.
Cash used in investing activities for the nine months ended September 30, 2014 increased as compared to the same period in 2013 due to acquisitions including the home health, hospice and community-based service lines of Deaconess and Elk Valley, from BioScrip, Inc., and Life Care Home Health, Inc.
Cash provided by financing activities for the nine months ended September 30, 2014 increased as compared to the same period in 2013 due to proceeds from the line of credit to fund the Deaconess and Elk Valley, and Life Care Home Health, Inc. acquisitions and the reduction in the amount of net repayment activity on our credit facility.
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
As of September 30, 2014, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 14.9%, or $17.5 million, compared to 13.9% or $14.3 million at December 31, 2013. Days sales outstanding as of September 30, 2014 and December 31, 2013 was 49 and 48 days, respectively.

The following table sets forth as of September 30, 2014, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$48,124	$11,368	$6,900	$2,461	$68,853
Medicaid	3,028	618	128	36	3,810
Other	27,969	5,670	5,993	4,820	44,452
Total	$79,121	$17,656	$13,021	$7,317	$117,115
The following table sets forth as of December 31, 2013, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$51,030	$9,858	$9,278	$653	$70,819
Medicaid	2,055	581	407	118	3,161
Other	15,542	5,246	5,751	2,779	29,318
Total	$68,627	$15,685	$15,436	$3,550	$103,298
Indebtedness
As of September 30, 2014 we had $153.9 million available for borrowing under our credit facility with $64.0 million drawn under our credit facility and $7.1 million of letters of credit outstanding under our credit facility. At December 31, 2013, we had $22.0 million drawn and $6.7 million of letters of credit outstanding under our credit facility.
On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The Credit Agreement replaces the Third Amended and Restated Credit Agreement with Capital One National Association, dated August 31, 2012. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at either a (1) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or (2) Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at the same time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at September 30, 2014 was 4.50% and the Eurodollar rate was 2.40%. As of September 30, 2014, the interest rate on outstanding borrowings was 2.40%.
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
At September 30, 2014, we were in compliance with all covenants contained in the Credit Agreement governing our credit facility.
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
The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent 58.8% and 68.6% of our patient accounts receivable as of September 30, 2014 and December 31, 2013, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
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
Our employee health insurance program is self-funded, with stop-loss coverage on claims that exceed $0.2 million for any individually covered employee or employee family member. We are responsible for workers’ compensation claims up to $0.5 million per individual incident.
Malpractice, employment practices and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through September 30, 2014 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $1.0 million per security claims and $0.5 million on other claims.
We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As of September 30, 2014, we had $4.9 million of cash. Cash in excess of requirements is deposited in highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, we would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. In 2014, the FDIC will insure each depositor up to $250,000 in coverage at each separately chartered insured depository institution. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits in excess of the FDIC insurance limit and does not expect any in the future.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our credit facility is a revolving credit facility and, as such, we borrow, repay and re-borrow amounts as needed, changing the average daily balance outstanding under our credit facility. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under our credit facility would have increased interest expense by $8,000 for the nine months ended September 30, 2014.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of September 30, 2014.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarterly period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In October 2010, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). The Company anticipates that it will finance any future repurchases under the Stock Repurchase Program with cash from general corporate funds, or draws under its credit facility, the terms of which allow us to purchase up to $50.0 million of the Company’s common stock after June 18, 2014, without obtaining approval from the bank group that holds the Company’s debt. The Company may repurchase shares of its common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations. During the nine months ended September 30, 2014, no shares were repurchased. The remaining dollar value of shares authorized to be purchased under the Share Repurchase Program was $22.5 million as of September 30, 2014.

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

LHC GROUP, INC.

Date: November 6, 2014	/s/ Jeffrey M. Kreger
Jeffrey M. Kreger
Executive Vice President and Chief Financial Officer (Principal financial officer)