Form 10-K
period 2014-12-31
LHC Group, Inc
filed 2015-03-11
CIK 1303313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $327.9 million based on the closing sale price as reported on the NASDAQ Global Select Market. For purposes of this determination shares beneficially owned by officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.
There were 17,804,620 shares of common stock, $0.01 par value, issued and outstanding as of March 4, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to stockholders for the fiscal year ended December 31, 2014 are incorporated by reference in Part II of this Annual Report on Form 10-K. Portions of the Registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

LHC GROUP, INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference herein contain certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “foresee,” “estimate,” “predict,” “potential,” “intend” and similar expressions are intended to identify forward-looking statements. Specifically, this Annual Report on Form 10-K contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2014;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operating and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in or future interpretations of fraud, anti-kickback or other laws.

The forward-looking statements included in this report reflect our current views and assumptions only as of the date this report is filed with the Securities and Exchange Commission. Except as required by law, we assume no responsibility and do not intend to release updates or revisions to forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. The occurrence of any of the events described in Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K or incorporated by reference into this Annual Report on Form 10-K, and other events that we have not predicted or assessed, could have a material adverse effect on our earnings, financial condition and business, and any such forward-looking statements should not be relied on as a prediction of future events.
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
Overview
We provide post-acute health care services to patients through our home nursing agencies, community-based services agencies, hospice agencies and long-term acute care hospitals (“LTACHs”). As of December 31, 2014, through our wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, we operated in 340 service providers in 30 states within the continental United States. We operate in three segments: home-based services, hospice services and facility-based services.
We provide home-based post-acute health care services through our home nursing and community-based agencies. Our home-based service locations offer a wide range of services, including skilled nursing, community-based nursing and companion services, non-skilled community-based services ("CBS"), medically-oriented social services and physical, occupational and speech therapy. The nurses, home health aides and therapists in our home-based agencies work closely with patients and their families to design and implement individualized treatment plans in accordance with a physician-prescribed plan of care. As of December 31, 2014, we owned and/or operated 292 home-based service locations, with 275 home nursing agency locations, one specialty agency and 13 community-based services agencies, and we managed the operations of three home nursing agencies in which we do not have an ownership interest. Of our 292 home-based service locations, 176 are wholly-owned by us, 109 are majority-owned by us through equity joint ventures, four are under license lease arrangements and the operations of the remaining three locations are managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2014, we operated 38 hospice locations, of which 25 are wholly-owned by us, 11 are majority-owned by us through equity joint ventures and two are under license lease arrangements.
Our LTACH locations provide services primarily to patients with complex medical conditions who have transitioned out of a hospital intensive care unit but whose conditions remain too severe for treatment in a non-acute setting. As of December 31, 2014, our LTACHs had 223 licensed beds. We own and operate six LTACHs with eight locations, of which all but one are located within host hospitals. We also own and operate a pharmacy and a family health center. Of these 10 facility-based services locations, five are wholly-owned by us and five are majority-owned by us through equity joint ventures.
Our net service revenue by segment for the years ended December 31, 2014, 2013 and 2012 was as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Home-based services	$592,664	$526,719	$513,244
Hospice services	67,621	56,172	50,497
Facility-based services	73,347	75,392	73,828
Consolidated net service revenue	$733,632	$658,283	$637,569
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
Business Strategy
Our objective is to become the leading provider of home health, community-based, and hospice services in the United States. To achieve this objective, we intend to:
Drive internal growth in existing markets. We intend to drive internal growth in our current markets by increasing the number of health care providers from whom we receive referrals and by expanding the breadth of our services in each market. We intend to achieve this growth by: (1) continuing to educate health care providers about the benefits of our services, (2) reinforcing the position of our agencies and facilities as community assets, (3) maintaining our emphasis on high-quality medical care for our patients, (4) identifying related products and services needed by our patients and their communities, and (5) providing a superior work environment for our employees.

Achieve margin improvement through the active management of costs. The majority of our net service revenue is generated under the Medicare prospective payment systems (“PPS”) through which we are paid pre-determined rates based upon the clinical condition and severity of the patients in our care. Because our profitability in a fixed payment system depends upon our ability to manage the costs of providing care, we continue to pursue initiatives to improve our margins and net income.
Expand into new markets. We intend to continue expanding into new markets by utilizing our point of care technology, developing de novo locations and by acquiring existing Medicare and/or Medicaid-certified agencies in attractive markets throughout the United States. We will also continue our unique strategy of partnering with hospitals and health systems, as these ventures provide significant return on investment. We also plan to acquire larger freestanding agencies that can serve as growth platforms in markets we do not currently serve in order to support our growth into new markets.
Pursue strategic acquisitions and develop joint ventures. We will continue to identify and evaluate opportunities for strategic acquisitions in new and existing markets that will enhance our market position, increase our referral base and expand the breadth of services we offer. We endeavor to joint venture with hospitals to provide post-acute services, such as home health, community-based services, hospice and LTACHs.
Services
We provide post-acute care services in the United States by providing quality cost-effective health care services to patients within the comfort and privacy of their home, place of residence or long-term acute care hospital facility. Our services can be broadly classified into three principal categories: (1) home-based services offered through our home nursing and community-based services agencies, (2) hospice services, and (3) facility-based services offered through our LTACHs.
Home-Based Services
Our registered nurses and licensed practical nurses provide a variety of medically necessary services to homebound patients who are suffering from acute or chronic illness, recovering from injury or surgery, or who otherwise require caring, teaching or monitoring. These services include, but are not limited to:

•	wound care and dressing changes;

•	cardiac rehabilitation;

•	infusion therapy;

•	pain management;

•	pharmaceutical administration;

•	skilled observation and assessment; and

•	patient education.
We have also designed proprietary guidelines to treat chronic diseases and conditions, including diabetes, hypertension, arthritis, Alzheimer’s disease, low vision, spinal stenosis, Parkinson’s disease, osteoporosis, complex wound care and chronic pain. Our home health aides provide assistance with daily living activities such as light housekeeping, simple meal preparation, medication management, bathing and walking. Through our medical social workers, we counsel patients and their families with regard to financial, personal and social concerns that arise from a patient’s health-related problems. We provide skilled nursing, ventilator and tracheotomy services, extended care specialties, medication administration and management, and patient and family assistance and education. We also provide management services to third-party home nursing agencies, often as an interim solution until proper state and regulatory approvals for an acquisition can be obtained.
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
All of our home nursing agencies offer 24-hour personal emergency response and support services through Philips Lifeline (“Lifeline”) for qualified patients who require intensive medical monitoring, but want to maintain an independent lifestyle. These services consist principally of a communicator that connects to the telephone line in the patient’s home and a personal help button that is worn or carried by the individual patient that, when activated, initiates a telephone call from the patient’s communicator to Lifeline’s central monitoring facilities. Lifeline’s trained personnel identify the nature and extent of the patient’s particular need and notify the patient’s family members, neighbors and/or emergency personnel, as needed.

We believe our use of the Lifeline system increases patient satisfaction and loyalty by providing our patients a point of contact between scheduled nursing visits. As a result, we believe that we provide a more complete regimen of care management than our competitors in the markets in which we operate by offering this service to qualified patients as part of their home health plan of care.

Hospice Services
Our Medicare-certified hospice operations provide a full range of hospice services designed to meet the individual physical, spiritual and psychosocial needs of terminally ill patients and their families. Our hospice services are primarily provided in a patient’s home, but can also be provided in a nursing home, assisted living facility or hospital. The key services provided through our hospice agencies include pain and symptom management accompanied by palliative medication, emotional and spiritual support, inpatient and respite care, homemaker services, dietary counseling, and family bereavement counseling and social worker visits for up to 13 months after a patient’s death.
Facility-Based Services
Long-term Acute Care Hospitals. Our LTACHs treat patients with severe medical conditions who require a high-level of care and frequent monitoring by physicians and other clinical personnel. Patients who receive our services in an LTACH have been diagnosed as being too medically unstable for treatment in a non-acute setting. For example, our LTACHs typically serve patients suffering from respiratory failure, neuromuscular disorders, cardiac disorders, non-healing wounds, renal disorders, cancer, head and neck injuries and mental disorders. We also treat patients diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.
Other. As part of our facility-based services, we operate an institutional pharmacy, which focuses on providing a full array of services to our LTACHs, and we operate a family health center.
Operations
Financial information relating to the home-based, hospice, and facility-based operating segments of our business, including their contributions to our net service revenue, operating income and total assets for each of the twelve months ended December 31, 2014, 2013 and 2012, respectively, is found in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Our home-based agencies are operated in one segment that is separated into four geographical regions and further separated into individual operating areas. Our hospice agencies are operated in one segment within one geographic region. Each of our home-based agencies is staffed with experienced clinical home health and administrative professionals who provide a wide range of patient care services. Each of our home-based agencies and hospice agencies are licensed and certified by the state and federal governments. As of December 31, 2014, 224 of our 292 home-based service locations and 31 of our 38 hospice service locations were accredited by the Joint Commission, a nationwide commission that establishes standards relating to the facilities, administration, quality of patient care and operation of medical staffs of hospitals. Those not yet accredited are working towards achieving this accreditation, a process which can take up to six months. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
Our facility-based service locations are operated in one segment within one geographic region. Our facility-based services follow a clinical approach under which each patient is discussed in weekly, multidisciplinary team meetings. In these meetings, patient progress is assessed and compared to goals and future goals are set. We believe that this model results in higher quality care and more predictable discharge patterns and avoids unnecessary delays.
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
Patient care is coordinated on-site at the agency level of each home-based service and hospice service location. All coding, medical records, case management, utilization review and medical staff credentialing are provided on-site at the hospital level of each facility-based service location. Centralized functions such as payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management, pharmacy, information technology and general clinical oversight accomplished by periodic on-site surveys are provided from our executive offices.

Joint Ventures

As of December 31, 2014, we had 66 equity joint ventures including 58 with hospitals, five with physicians, and three with other parties. We also operated three agency license leasing agreements.
Equity Joint Ventures
Our equity joint ventures are generally structured as limited liability companies in which we own a majority equity interest and our partner(s) own(s) a minority equity interest. At the time of formation, each party contributes capital to the equity joint venture in the form of cash or property. We believe that the amount contributed by each party to the equity joint venture represents their pro-rata portion of the fair market value of the equity joint venture, and we maintain processes to confirm and document those determinations.

None of our equity joint venture partners are required to make or influence referrals to our equity joint ventures. In fact, agreements with our hospital joint venture partners (which make up 88% of our equity joint venture partners) require that they follow the same Medicare discharge planning regulations, that, among other things, requires them to offer each Medicare patient a list of available Medicare-certified home nursing agency options and to allow the patient to choose his or her own provider.
We structure our equity joint ventures as either manager-managed or board-managed. We control our manager-managed joint ventures, since LHC Group, Inc. is typically designated as the manager to oversee the day-to-day operations of the joint venture. We control our board-managed joint ventures, since we typically hold a majority of the votes required to take board action and/or we control the senior officer positions, although a majority of our joint ventures require super majority board approval for certain actions. Our equity joint venture partners participate in the profits and losses of the joint venture in proportion to their equity interests. Distributions from our equity joint ventures are made pro-rata based on percentage ownership interests and are not based on referrals made to the equity joint venture by any of the partners.
The 66 equity joint ventures individually contribute between 0.02% and 3.81% of our consolidated net service revenue, with only two of the equity joint ventures accounting for greater than 3% of our consolidated net service revenue for the year ended December 31, 2014.
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
License Leasing Agreements
As of December 31, 2014, we had three license leasing agreements, through our wholly-owned subsidiaries, granting us the right to use the lessors' home health licenses necessary to operate home nursing agencies and hospice agencies. These license leasing agreements are entered into when state law would otherwise prohibit the sale and transfer of the agency. The table below details the monthly fees and termination dates of the license leasing agreements.

Number of license leasing agreements	2014 Current Monthly Fee	Increase in Monthly Fee	Initial Termination Dates
1	$18,375	5% increase every three years	2017 with a 2 year automatic renewal
2	Based on net quarterly projections with an annual cap of $180,000.	None	2015 with a 1 year automatic renewal
In all three license leasing agreements, we have a right of first refusal in the event that the lessor intends to sell the agency to a third party.
Management Services Agreements
As of December 31, 2014, we had three management services agreements under which we manage the operations of home nursing agencies. We do not have ownership interest in these home nursing agencies. Instead, for a fee, we provide billing, management and other consulting services suited to and designed for the efficient operation of the home nursing agency. We are responsible for the costs associated with the locations and personnel required for the provision of services. Under one management services agreement, we are compensated based on a percentage of cash collections for the agency, and under the other two management services agreements we are reimbursed for operating expenses and receive a percentage of the operating net income of the agencies. The term of these management services agreements is typically five years, with an option to renew for an additional five-year term. All management services agreements will automatically renew annually unless either party gives written notice of termination.
We record management services revenue as services are provided in accordance with the management services agreements.
Competition
The home health care market is highly fragmented. According to the Medicare Payment Advisory Commission, an independent agency that advises Congress on various Medicare issues (“MedPac”), there were approximately 12,200 Medicare-certified home nursing agencies in the United States in 2011. In 2009, MedPac estimated that approximately 32% of Medicare-certified home health agencies were hospital-based or not-for-profit, freestanding agencies and 19% of home nursing agencies were located in rural markets. We believe we are well positioned to build and maintain long-term relationships with local hospitals, physicians and other health care providers and to become the highest quality post-acute provider in our markets. In our experience, because most rural areas do not have the population size to support more than one or two general acute care hospitals, the local community hospital often plays a significant role in rural market health care delivery systems. Rural patients who require home nursing frequently receive care from a small home care agency or an agency that, while owned and run by the local community hospital, is not an area of focus for that hospital. Similarly, patients in these markets who require services typically offered by LTACHs are more likely to remain in the community hospital because it is often the only local facility equipped to deal with severe and complex medical conditions. We choose to enter these rural markets through affiliations with local hospitals, since we typically experience significantly less competition for the services we provide.
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
We have also entered into various joint ventures with non-profit hospitals for the ownership and management of home-based service agencies and LTACHs. We are unaware of any competitor with this type of partnering strategy.
Although several publicly-held and privately-owned national and regional companies own or manage LTACHs, they generally do not operate in the rural markets that we serve. Generally, competition in our facility-based service markets comes from local health care providers. We believe our diverse service offerings, collaborative approach to working with health care providers, business experience gained from focusing on rural markets and patient-oriented operating model provide our principal competitive advantages over local providers.
Quality Control
The LHC Group Quality Department, led by our Chief Clinical Officer, is responsible for formulating quality of care indicators, identifying performance improvement priorities, and facilitating best-practices for quality care. Company-wide, we have adopted a “Plan, Do, Check, Act” methodology for our quality/performance improvement activities and initiatives. We also set forth a quality platform that reviews:

•	performance improvement audits;

•	Joint Commission accreditation;

•	state and regulatory surveys;

•	publicly reported quality data; and

•	patient perception of care.
The Quality Department is also responsible for ensuring that the infrastructure of the quality initiatives throughout the Company is appropriate, for overseeing and evaluating the effectiveness of the quality plans and initiatives, and for recommending appropriate quality and performance improvement initiatives.
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
As required under the Medicare conditions of participation, we maintain a continuous quality improvement program, which involves:

•	ongoing education of staff and quarterly continuous quality improvement meetings at each of our agencies, facilities and principal executive offices;

•	monthly comprehensive audits of patient charts performed at each of our agencies and facilities;

•	at least annually, a comprehensive survey readiness assessment on each of our agencies and facilities;

•	review of Home Health Compare scores;

•	assessment of patient’s and/or family member’s perception of care using Press Ganey and Deyton; and

•	assessment of infection control practices and risk events.
We constantly expand and refine our continuous quality improvement programs. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities, have been prepared and implemented to address the functional and operational aspects of our business. Our programs also address specific areas identified for improvement through regulatory interpretation and enforcement activities. We believe our consistent focus on continuous quality improvement programs provide us with a competitive advantage in the markets we serve.

Compliance
We have established and continually maintain a comprehensive compliance and ethics program that is designed to assist all of our employees to exceed applicable standards established by federal and state laws and regulations and industry practice. Our goal is to foster and maintain the highest standards of compliance, ethics, integrity and professionalism in every aspect of our business dealings, and we utilize our compliance and ethics program to assist our employees toward achieving that goal.
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
To ensure the independence of our compliance department staff, we have implemented the following:

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

All employees are required to report incidents, issues or other concerns that they believe in good faith may be in violation of our Code of Conduct and Ethics, our policies and procedures, applicable legal and regulatory requirements or the requirements of the Medicare and Medicaid programs and other government health care programs. All employees are encouraged to either contact our Chief Compliance Officer directly or to contact our 24-hour toll-free compliance hotline when they have questions or concerns about any compliance or ethics issues. All reports to our compliance hotline are kept confidential to the extent allowed by law, and employees have the option to remain anonymous. When cases reported to our compliance hotline involve a compliance or ethics issue or any possible violation of law or regulation, the matter is referred to the compliance department for investigation. Retaliation against employees in connection with reporting compliance or ethical concerns is considered a serious violation of our Code of Conduct and Ethics, and, if it occurs, will result in discipline, up to and including termination of employment.

We continually expand and refine our compliance and ethics programs. We promote a culture of compliance, ethics, integrity and professionalism within the Company through persistent messages from our senior leadership concerning the necessity of strict compliance with legal requirements and company policies and procedures. We believe our consistent focus on our compliance and ethics program provides us with a competitive advantage in the markets we serve.
Technology and Intellectual Property
Our Service Value Point system is a proprietary information system that assists us in, among other things, monitoring clinical utilization and other cost factors, supporting our health care management techniques, internal benchmarking, clinical analysis, outcomes monitoring and claims generation, revenue cycle management and revenue reporting at our home nursing agencies. We were issued a patent for our Service Value Point system during 2009 by the U.S. Patent and Trademark Office. This proprietary home nursing clinical resource and cost management system is a quantitative tool that assigns a target level of resource units to each patient based upon our staff's initial assessment of the patient's estimated skilled nursing and therapy needs. We designed this system to empower our direct care employees to make appropriate day-to-day clinical care decisions while also allowing us to monitor and manage the quality and delivery of care across our system, including the cost of providing that care, on both a patient-specific and agency-specific basis.
In addition to our Service Value Point system, our business is substantially dependent on non-proprietary software. For example, we utilize a third-party software information system for billing and maintaining patient claim receivables for our LTACHs. Also, as of December 31, 2014, our home nursing and hospice agencies primarily utilized commercially-available billing and patient claim systems.
During 2014, we successfully completed the roll out of our point of care (“POC”) strategy. Our POC system allows a visiting clinician to access records and other information from the patient’s home or at the POC, complete required documentation at the POC and submit it electronically into our patient record system. As of December 31, 2014, all of our home nursing and hospice locations were utilizing our POC system.
Technology plays a key role in our ability to expand operations and maintain effective managerial control. The software we use is based on client-server technology and is highly scalable. We believe our software and systems are flexible, easy-to-use and allow us to accommodate further growth. We believe that our ability to build and enhance our information and software systems provides us with a competitive advantage that allows us to grow our business in a cost-efficient manner and provide better patient care.
Reimbursement
Medicare
The federal government’s Medicare program, governed by the Social Security Act of 1965 (the “Social Security Act”), reimburses health care providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services (“HHS”) and the Centers for Medicare & Medicaid Services (“CMS”). Medicare payments accounted for 75.0%, 79.8% and 77.9% of our net service revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.
In 2011, sequestration was implemented in the Budget Control Act of 2011(BCA, P.L. 112-25) as a tool in federal budget control. The sequestration cut to Medicare payments began on April 1, 2013, and reduced Medicare payments for patients whose service dates ended on or after April 1, 2013 by 2%. Absent any additional Congressional action, the 2% sequestration cuts are planned to continue through 2023.
Home Nursing
The Medicare home nursing benefit is available to patients who need care following discharge from a hospital, as well as patients who suffer from chronic conditions that require ongoing intermittent care. While the services received need not be rehabilitative or of a finite duration, patients who require full-time skilled nursing for an extended period of time generally do not qualify for Medicare home nursing benefits. As a condition of coverage under Medicare, beneficiaries must: (1) be homebound, meaning they are unable to leave their home without a considerable and taxing effort; (2) require intermittent skilled nursing, physical therapy or speech therapy services that are covered by Medicare; and (3) receive treatment under a plan of care that is established and periodically reviewed by a physician. Qualifying patients also may receive reimbursement for occupational therapy, medical social services and home health aide services if these additional services are part of a plan of care prescribed by a physician.
We receive a standard prospective Medicare payment for delivering care over a 60-day episode of care. There is no limit to the number of episodes a beneficiary may receive as long as he or she remains eligible. The base episode payment is a flat rate that is adjusted upward or downward based upon differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity and service utilization. The magnitude of the adjustment is determined by each patient’s categorization into one of 153 payment groups, known as Home Health Resource Groups and the costliness of care for patients in each group relative to the average patient. Payment is further adjusted for differences in local labor costs using the hospital wage index. We bill and are reimbursed for services in two stages: an initial request for advance payment when the episode commences and a final claim when the episode is completed. We submit all Medicare claims through the Medicare Administrative Contractors for the federal government. We receive 60% of the estimated payment for a patient’s initial episode up-front (after the initial assessment is completed and upon initial billing) and the remaining 40% upon completion of the episode and after all final treatment orders are signed by the physician. In the event of subsequent episodes, reimbursement timing is 50% up-front and 50% upon completion of the episode. Final payments may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (1) an outlier payment if the patient’s care was unusually costly; (2) a low utilization adjustment if the number of visits was fewer than five; (3) a partial payment if the patient transferred to another provider before completing the episode; or (4) a payment adjustment based upon the level of therapy services required in the population base. Because such adjustments are determined upon the completion date of the episode, retroactive adjustments could impact our financial results.
In 2011, CMS finalized two provisions of the Patient Protection and Affordable Care Act (“the PPACA”) that substantially impact our business. First, as a condition for Medicare payment, the PPACA mandates that prior to certifying a patient’s eligibility for home health services, the certifying physician must document that he or she, or allowed non-physician practitioner, had a face-to-face encounter with the patient that relates to the condition for which the patient receives home health services. The face-to-face encounter must occur within 90 days prior to the start of care or 30 days after the start of care. Documentation regarding these encounters must be present in the patient's home health medical record. In 2015, documentation regarding these encounters must be in the certifying physician's or hospital medical record.
Beginning in 2015, CMS also made important changes to therapy assessment requirements. A professional qualified therapist assessment must take place at least once every 30 days during a therapy patient’s course of treatment.
We verify a patient’s eligibility for home health benefits at the time of admission. Through the verification process we are able to determine the payor source and eligibility for reimbursement of each patient. Accordingly, we do not have material amounts of reimbursements pending approval based on the eligibility of a patient to receive reimbursement from the applicable payor program. Further, we provide only limited services to patients who are ineligible for reimbursement from a third party payor. Therefore, we do not have any material amounts of reimbursements due from patients who are self-pay.
The base payment rate for Medicare home nursing was $2,869.27 per 60-day episode for the year ended December 31, 2014. The base payment rate does not include the 2% reduction to Medicare payment through sequestration as mandated by the Congressional Budget Act.
Home health payment rates are updated annually by the home health market basket percentage as adjusted by Congress. CMS establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.
Hospice
In order for a Medicare beneficiary to qualify for the Medicare hospice benefit, two physicians must certify that, in their clinical judgment, the beneficiary has less than six months to live, assuming the beneficiary’s disease runs its normal course. In addition, the Medicare beneficiary must affirmatively elect hospice care and waive any rights to other Medicare curative benefits related to his or her terminal illness. At the end of each benefit period (described below), a physician must recertify that the Medicare beneficiary’s life expectancy is six months or less in order for the beneficiary to continue to qualify for and to receive the Medicare hospice benefit. The first two benefit periods are 90 days and subsequent benefit periods are 60 days. A Medicare beneficiary may revoke his or her election at any time and resume receiving traditional Medicare benefits. There is no limit on how long a Medicare beneficiary can receive hospice benefits and services, provided that the beneficiary continues to meet Medicare hospice eligibility criteria.
Medicare reimburses for hospice care using one of four predetermined daily or hourly rates based upon the level of care we furnish to a beneficiary. These rates are subject to annual adjustments based on inflation and geographic wage considerations. The base Medicare rate for services that we provide to a beneficiary depends upon which of the following four levels of care we provide to that beneficiary:

•	Routine Care. Care that is not classified under any of the other levels of care, such as the work of nurses, social workers or home health aides.

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
Medicare limits the reimbursement we may receive for inpatient care services (both respite and general care) for hospice patients. Under the “80-20 rule,” if the number of inpatient care days of hospice care furnished by us to Medicare hospice beneficiaries under a unique provider number exceeds 20% of the total days of hospice care furnished by us to all Medicare hospice beneficiaries for both inpatient and in-home care, Medicare payments to us for inpatient care days exceeding the inpatient cap will be reduced to the routine home care rate, with excess amounts due back to Medicare. This determination is made annually based on the twelve-month period beginning on

November 1 each year. Our Medicare hospice reimbursement is also subject to a cap amount calculated at the end of the hospice cap period, based on the twelve-month period beginning on November 1 each year, which determines the maximum allowable payments per provider.
In 2011, CMS finalized a face-to-face encounter requirement for hospice reimbursement, mandating that a physician or qualifying nurse practitioner must certify a face-to-face encounter with the patient no later than the 30-day period prior to the 180th-day recertification (beginning of the third benefit period) and each subsequent recertification in order to gather clinical findings that support continued hospice care.
Long-Term Acute Care Hospitals
All Medicare payments to our LTACHs are made in accordance with a PPS specifically applicable to LTACHs, referred to as “LTACH-PPS.” The LTACH-PPS was established by CMS final regulations published in 2002, that require each patient discharged from an LTACH to be assigned a distinct long-term care diagnosis-related group (“MS-LTC-DRG”), which take into account (among other things) the severity of a patient's condition. Our LTACHs are paid a pre-determined fixed amount based upon the assigned MS-LTC-DRG (adjusted for area wage differences), which includes adjustments for short stay and high cost outlier patients (described in further detail below). The payment amount for each MS-LTC-DRG classification is intended to reflect the average cost of treating a Medicare patient assigned to that MS-LTC-DRG in an LTACH.
Adjustments to MS-LTC-DRG payments might include:

•
Short Stay Outlier Policy. CMS has established a modified payment methodology for Medicare patients with a length-of-stay less than or equal to five-sixths of the geometric average length-of-stay for that particular MS-LTC-DRG, referred to as a short stay outlier, or “SSO.” When LTACH-PPS was established, SSO cases were paid based on the lesser of (1) 120% of the average cost of the case; (2) 120% of the LTC-DRG specific per diem amount multiplied by the patient’s length-of-stay; or (3) the full LTC-DRG payment. CMS modified the payment methodology for discharges occurring on or after July 1, 2006, which changed the limitation in clause (1) above to reduce payment for SSO cases to 100% (rather than 120%) of the average cost of the case, and also added a fourth limitation, potentially further limiting payment for SSO cases at a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital inpatient prospective payment system, or “IPPS”. Under this methodology, as a patient’s length-of-stay increases, the percentage of the per diem amount based upon the IPPS component will decrease and the percentage based on the MS-LTC-DRG component will increase.

•
High Cost Outliers. Some cases are extraordinarily costly, producing losses that may be too large for healthcare providers to offset. Cases with unusually high costs, referred to as “high cost outliers,” receive a payment adjustment to reflect the additional resources utilized. CMS provides an additional payment if the estimated costs for the patient exceed the adjusted MS-LTC-DRG payment plus a fixed-loss amount that is established in the annual payment rate update.

•
Interrupted Stays. An interrupted stay occurs when an LTACH patient is admitted upon discharge to a general acute care hospital, inpatient rehab facility (“IRF”), skilled nursing facility or a swing-bed hospital and returns to the same LTACH within a specified period of time. If the length-of-stay at the receiving provider is equal to or less than the applicable fixed period of time, it is considered to be an interrupted stay case and is treated as a single discharge for the purposes of payment to the LTACH.

Freestanding, HwH and Satellite LTACHs
LTACHs may be organized and operated as freestanding facilities or as a hospital within a hospital, or “HwH”. An HwH is an LTACH that is located on the "campus" of another hospital, meaning the physical area immediately adjacent to a hospital’s main buildings, other areas and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other determined, on an individual case bases by the applicable CMS regional office, to be part of a hospital's campus. An LTACH that uses the same Medicare provider number of an affiliated “primary site” LTACH is known as a “satellite.” Under Medicare policy, a satellite LTACH must be located within 35 miles of its primary site LTACH and be administered by such primary site LTACH. As of December 31, 2014, we had a total of eight LTACH facilities, with 223 licensed beds. Seven of our LTACH facilities were classified as HwHs and one was classified as freestanding. Of the seven HwH facilities, three were located in Metropolitan Statistical Area (“MSA”) or urban areas and four were located in non-MSA or rural areas. One of our HwH facilities was a satellite location of a parent hospital located in an MSA. Our single freestanding location was a remote campus site of a parent located in an MSA.
An LTACH must have an average inpatient length-of-stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days during each annual cost reporting period. LTACHs that fail to exceed an average length-of-stay of 25 days during any cost reporting period may be paid under the general acute care hospital IPPS. CMS clarified its policy on the calculation of the average length-of-stay by specifying that all data on all Medicare inpatient days, including Medicare Advantage days, must be included in the average length-of-stay calculation effective for cost reporting periods beginning on or after January 1, 2012.

Fiscal Year 2015 Rates
On August 4, 2014, CMS released its final rule for LTACH Medicare reimbursement for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). In aggregate, payments for fiscal year 2015 will increase by 1.1% over fiscal year 2014 rates. The 1.1% increase consists of a 2.9% inflationary market basket update, offset by a 0.5% reduction for the productivity adjustment, and a 0.2% reduction to the market basket as defined by PPACA. LTACH payment rates will also be reduced by approximately 1.3% for the "one-time" budget neutrality adjustment factor under the last year of a three-year phase in and increased by 0.2% for wage index budget neutrality adjustment.
The Bipartisan Budget Act of 2013 “BBA 2013” included the following changes in LTACH policies:
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
Moratorium on LTACHs: The BBA 2013 enacted a moratorium on new LTACH beds and hospitals (including satellite locations) effective January 1, 2015 through September 30, 2017. The law clarifies that there will be no exceptions to the moratorium.
Medicaid
Medicaid is a joint federal and state funded health insurance program for certain low-income individuals administered by the states. Medicaid reimburses health care providers using a number of different systems, including cost-based, prospective payment and negotiated rate systems. Rates are also subject to adjustment based on statutory and regulatory changes, administrative rulings, government funding limitations and interpretations of policy by individual state agencies.
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
In response to the challenges associated with collecting from commercial payors, we began negotiating higher reimbursement rates with a majority of our commercial payors. As of December 31, 2014, our managed care contracts included 177 different payors between all of our divisions, seven of which were national contracts, 25 were regional contracts and 145 were state and local contracts/standing letters of agreement. If we are unable to continue negotiating higher reimbursement rates with commercial payors or if commercial payors continue to reduce health care costs through reduction in home health reimbursement, it could have a material adverse impact on our financial results.
Government Regulations
General
The health care industry is highly regulated and we are required to comply with federal, state and local laws which significantly affect our business. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Regulations and policies frequently change, and we monitor these changes through trade and governmental publications and associations. The significant areas of federal and state regulation that could affect our ability to conduct our business include the following:

•	Medicare and Medicaid participation and reimbursement regulations;

•	the federal Anti-Kickback Statute and similar state laws;

•	the federal Stark Law and similar state laws;

•	false claims laws and regulations;

•	HIPAA;

•	laws and regulations imposing civil monetary penalties;

•	environmental health and safety laws;

•	licensing laws and regulations; and

•	laws and regulations governing certificates of need and permits of approval.
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

Stark Law
Congress has passed significant prohibitions against physician self-referrals of patients for certain designated health care services, commonly known as the Stark Law, which prohibits a physician from making referrals for particular health care services (called designated health services) to entities with which the physician, or an immediate family member of the physician, has a financial relationship.
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
The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock that is listed on the New York Stock Exchange or NASDAQ. If the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. For example, this Stark Law exception requires that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2014, 2013 and 2012, we have in excess of $75.0 million in stockholders’ equity.
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
False Claims
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
These regulatory requirements impose significant administrative and financial obligations on companies like us that use or disclose electronic health information. We have modified our existing HIPAA privacy and security policies and procedures to comply with the HIPAA regulations.

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
Environmental, Health and Safety Laws
We are subject to federal, state and local regulations governing the storage, use and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental laws and regulations. We are not aware of any violations related to compliance with environmental, health and safety laws through 2014.
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
The institutional pharmacy operations within our facility-based services segment are also subject to regulation by the various states in which we conduct the pharmacy business, as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, administered by the United States Drug Enforcement Administration, as a dispenser of controlled substances, our pharmacy operations must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. We are not aware of any violations of applicable laws relating to our institutional pharmacy operations through December 31, 2014.
Certificate of Need and Permit of Approval Laws
In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing, constructing, acquiring or expanding certain health services, operations or facilities. In these states, approvals are required for capital expenditures exceeding certain amounts that involve certain facilities or services, including home nursing agencies. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program. The following U.S. jurisdictions require certificates of need or permits of approval for home nursing agencies: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Tennessee, Vermont, Washington, West Virginia and the District of Columbia. In addition, the state of Louisiana continues to have a moratorium on the issuance of new licenses for home nursing agencies that we expect to remain in effect for 2015.
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
Accreditations
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of December 31, 2014, the Joint Commission had accredited 224 of our 292 home-based agencies and 31 of our 38 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
Employees
As of December 31, 2014, we had 10,767 employees, of which 6,489 were full-time. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.
Insurance
We are subject to claims and legal actions in the ordinary course of our business. To cover claims that may arise, we maintain professional malpractice liability insurance, general liability insurance, automobile liability insurance, crime insurance, employed lawyers insurance, fiduciary, information security and privacy insurance, and workers’ compensation/employer’s liability insurance in amounts that we believe are appropriate and sufficient for our operations. We maintain professional malpractice and general liability insurance that provide primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. We maintain workers’ compensation insurance that meets state statutory requirements with a primary employer liability limit of $1.0 million to cover claims that may arise in the states we operate in, excluding Ohio and Washington. There are no limits to employer liability in Ohio and Washington, so we do not hold third party workers’ compensation insurance to cover claims in those states. All claims within Ohio and Washington are managed through the individual states and not through third party insurance payors. Under our workers’ compensation insurance policies, the Company is self-insured for the first $0.5 million in workers compensation liability. We maintain automobile liability insurance for all owned, hired and non-owned autos with a primary limit of $1.0 million. In addition, we currently maintain multiple layers of umbrella coverage in the aggregate amount of $40.0 million that provides excess coverage for professional malpractice, general liability, automobile liability and employer’s liability. We maintain directors and officers’ liability insurance in the aggregate amount of $45.0 million, with an additional $20.0 million of Side A coverage to protect our directors and officers in situations when they are not indemnified by the Company. The cost and availability of insurance coverage has varied widely in recent years. While we believe that our insurance policies and coverage are adequate for a business enterprise of our type, we cannot guarantee that our insurance coverage is sufficient to cover all future claims or that it will continue to be available in adequate amounts or at a reasonable cost.
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
For the years ended December 31, 2014, 2013 and 2012, we received 75.0%, 79.8% and 77.9%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. See Part I, Item 1. Reimbursement in this Annual Report on Form 10-K for additional information regarding reimbursements. Reductions in Medicare reimbursement could be caused by many factors, including:

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
We receive fixed payments from Medicare for our services based on the level of care provided to our patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing these services. Medicare currently provides for an annual adjustment of the various payment rates, such as the base episode rate for our home nursing services, based upon the increase or decrease of the medical care expenditure, which may be less than actual inflation. This adjustment could be eliminated or reduced in any given year. Also beginning on April 1, 2013 Medicare reimbursement was cut an additional 2% through sequestration as mandated by the Congressional Budget Act. Further, Medicare routinely reclassifies home health resource groups and long-term care diagnosis-related groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our results of operations, net income and cash flows could be adversely impacted.
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

The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer and our interactions with patients and other providers. See Part I, Item 1. Government Regulations in this Annual Report on Form 10-K for additional information concerning applicable laws and regulations. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws, regulations, their interpretations or the enactment of new laws or regulations could increase our costs of doing business and cause our net income to decline. If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal and state reimbursement programs.
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
Our agencies and facilities must comply with the extensive conditions of participation in the Medicare program. These conditions of participation vary depending on the type of agency or facility, but, in general, require our agencies and facilities to meet specified standards relating to personnel, patient rights, patient care, patient records, administrative reporting and legal compliance. If an agency or facility fails to meet any of the Medicare conditions of participation, that agency or facility may receive a notice of deficiency from the applicable state surveyor. If that agency or facility then fails to institute a plan of correction to correct the deficiency within the time period provided by the state surveyor, that agency or facility could be terminated from the Medicare program. We respond in the ordinary course to deficiency notices issued by state surveyors and none of our facilities or agencies have ever been terminated from the Medicare program for failure to comply with the conditions of participation. Any termination of one or more of our agencies or facilities from the Medicare program for failure to satisfy the Medicare conditions of participation could adversely affect our net service revenue and net income.

The inability of our long-term acute care hospitals to maintain their certification as long-term acute care hospitals could have an adverse affect on our results of operations and cash flows.
If our LTACHs fail to meet or maintain the standards for Medicare certification as LTACHs, such as for average minimum patient length-of-stay and restrictions on sources of referral (e.g. 25 Percent rule), they will receive reimbursement under the prospective payment system applicable to general acute care hospitals rather than the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in our LTACHs receiving less Medicare reimbursement than they currently receive for their patient services. If any of our LTACHs were subject to payment as general acute care hospitals, our net service revenue and net income would decline.

The implementation of new patient criteria for our LTACHs under the BBA 2013 will reduce the population of patients eligible for LTACH-PPS and change the basis upon which we are paid which could adversely affect our revenues and profitability.

The BBA 2013 creates new Medicare criteria and payment rules for our LTACHs. Under the new criteria, our LTACHs treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under LTACH-PPS rate. Other patients will continue to have access to LTACH care, but our LTACH will be paid at a “site-neutral rate” for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or LTACH costs.

The effective date of the new patient criteria is October 1, 2015, followed by a two-year phase-in period tied to each LTACH’s cost reporting period. During the phase-in period, payment for patients receiving the site-neutral rate will be based 50% on the current LTACH-PPS rate and 50% on the new site-neutral rate. For our two LTACHs that have a cost reporting period starting before July 1 of each year, the phase-in will begin on June 1, 2016. For our six LTACHs that have a cost reporting period starting on or after July 1 of each year, the phase-in will begin on September 1, 2016.

We continue to analyze Medicare and internal data to estimate the number of our cases that will continue to be paid under the LTACH-PPS rate. At this time, we estimate that less than one-third of our current LTACH patients will be paid at the site-neutral rate under the new criteria once it is fully phased-in. The site-neutral payment rates will be based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or LTACH costs. There can be no assurance that these site-neutral payments will not be materially less than the payments currently provided under LTACH-PPS rates.

The additional patient criteria imposed by the BBA 2013 will reduce the population of patients eligible for LTACH-PPS rates and change the basis upon which our LTACHs are paid for other patients. In addition, the BBA 2013 will generate additional governmental regulations, including interpretations and enforcement actions surrounding those regulations. These changes could have a material adverse effect on our business, financial position, results of operations and liquidity.

Our hospice operations are subject to two annual Medicare caps. If any of our hospice providers exceeds such caps, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.

Overall payments made by Medicare to each hospice provider number (generally corresponding to each of our hospice agencies) are subject to an inpatient cap amount and an overall payment cap amount, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received under any of our hospice provider numbers exceeds either of these caps, we may be required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
As of December 31, 2014, we operated in 12 states that require health care providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.

Risk Factors Related to Capital and Liquidity
The condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, could limit the availability and terms of debt and equity financing sources to fund the capital and liquidity requirements of our business.
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
For the year ended December 31, 2014, our facilities in Louisiana, Tennessee, Mississippi, Alabama, and Arkansas accounted for approximately 62.7% of our net service revenue. Accordingly, any changes in the current demographic, economic, competitive, or regulatory conditions in these states could have an adverse effect on our business, financial condition, results of operations and cash flows. Medicaid changes in these states could also have a material adverse effect on our results of operations and cash flows.
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
Goodwill and other intangible assets represent a significant portion of the assets on our balance sheet and are assessed for impairment annually or whenever circumstances indicate potential impairment. The goodwill assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to the reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the fair value of goodwill. If we determine that the fair value is less than our book value, we could be required to record a non-cash impairment charge to our consolidated statements of operations, which could have a material adverse effect on our earnings, debt covenants and ability to access capital.
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

We may close additional underperforming agencies in the future.

We regularly review the performance of our various agencies. Our review considers the current financial performance, market penetration, forecasted market growth and current and future reimbursement payment forecasts. During 2014, we incurred exit activity costs of $2.3 million in connection with the closure of certain underperforming agencies, including lease termination payments, relocation costs, severance costs and asset and intangible write-offs.

We will continue to monitor the performance of our agencies on an ongoing basis, and additional closures may from time to time occur in the future. If we take any further action to close agencies, we will incur additional costs and expenses, which may require us to record significant charges in future periods. While any such closures would be made in connection with our constant efforts to improve our profitability, associated charges would have a negative impact on our revenue and possibly our operating results during the short-term.
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
Changes in federal laws or regulations may materially adversely impact our ability to acquire home nursing agencies or open new start-up home nursing agencies. For example, CMS has adopted a regulation known as the “36 Month Rule” that is applicable to home health agency acquisitions. Subject to certain exceptions, the 36 Month Rule prohibits buyers of certain home health agencies – those that either enrolled in Medicare or underwent a change in ownership fewer than 36 months prior to the acquisitions – from assuming the Medicare billing privileges of the acquired agency. Instead, the acquired home health agencies must enroll as new providers with Medicare. As a result, the 36 Month Rule may further increase competition for acquisition targets that are not subject to the rule, and may cause significant Medicare billing delays for the purchases of home health agencies that are subject to the rule.
We are subject to a corporate integrity agreement and could be subject to substantial monetary penalties or suspension of participation in federal health care programs for noncompliance.
On September 29, 2011, we entered into a corporate integrity agreement (“CIA”) with the Office of Inspector General of the Department of Health and Human Services. The CIA imposes certain auditing, self-reporting and training requirements that we must comply with. Failure to comply with certain obligations may lead to the imposition of monetary penalties and/or exclusion from participation in the federal health care programs. The imposition of monetary penalties would adversely affect our profitability. An exclusion from participation in the federal health care programs would have a material adverse effect on our financial condition as a substantial portion of our net service revenue is attributable to payments received under the Medicare and Medicaid programs.
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
We depend upon reliable and secure information systems to provide valuable tools by which we manage our business, comply with legal requirements and provide services. In addition to our Service Value Point system, our business is also substantially dependent on non-proprietary software. We utilize a third-party software information system for billing and maintaining patient claim receivables for our LTACHs. Our systems require constant maintenance and upgrading to preserve and enhance system capabilities and security. Problems with, or the failure of, our information systems or software could negatively impact our clinical performance and our management and reporting capabilities. Any significant problems with or failures of our information systems or software could materially and adversely affect our operations and reputation, result in significant costs to us, cause delays in our ability to bill Medicare or other payors for our services, or impair our ability to provide our services in the future. The costs incurred in correcting any errors or problems with our proprietary and non-proprietary software may be substantial and could adversely affect our net income. Our agencies also depend upon our information systems for accounting, billing, collections, risk management, quality assurance, payroll, education tracking and operational performance. If we experience a reduction in the performance, reliability, availability or accuracy of our information systems, our operations and financial performance, and ability to report timely and accurate information, could be adversely affected.

Operations that we acquire must be integrated into our various information systems in an efficient and effective manner. For certain aspects, we rely upon third party contractors to assist us with those activities. If we are unable to integrate and transition any acquired business into our information systems, due to our failures or any failure of our third party contractors, we could incur unanticipated expenses, suffer disruptions in service, experience regulatory issues and lose revenue from the operation of such business.
Our information systems are networked via public network infrastructure and standards based encryption tools that meet regulatory requirements for transmission of protected health information over such networks. We have installed privacy protection systems on our network and point-of-care devices to prevent unauthorized access to proprietary, sensitive and legally protected information. However, threats from computer viruses, instability of the public network on which our data transit relies, or other instances that might render those networks unstable or disabled would create operational difficulties for us, including difficulties effectively transmitting claims and maintaining efficient clinical oversight of our patients, as well as disrupting revenue reporting and billing and collections management, which could adversely affect our business or operations. If personal or protected information of our patients, employees or others with whom we do business is tampered with, stolen or otherwise improperly accessed, we may incur additional fines and penalties associated with the breach of security or take other action with respect to judicial or regulatory actions arising out of the incident, including under HIPAA or other judicial acts, as applicable.
Our information systems are also subject to damage or service interruption due to natural disasters, floods, fires, loss of power, loss of telecommunications connectivity, and other events that may be beyond our immediate control. While we maintain and test various disaster recovery plans and procedures, our failure to successfully implement and execute upon such plans and procedures, and restore the full operational capabilities of our information systems and software in an effective and efficient manner, could have a material adverse effect on the functionality of our information systems and our business, financial condition, results of operations and cash flows, and cause a possible significant disruption of our operations and services.

Our inability to effectively and timely transition to the new ICD-10 coding system could disrupt our operations.

CMS has mandated that all providers implement the use of new patient codes for medical coding, referred to as ICD-10 codes, on or before October 1, 2015. This mandate substantially increases the number of medical billing codes by which we will seek reimbursement, increasing the complexity of submitting claims for reimbursement. If this mandate is implemented as currently planned, claims that we submit to CMS after October 1, 2015 must use ICD-10 codes or such claims will not be paid. Transition to the new ICD-10 system will require alterations to our clinical software systems, as well as training our staff involved in the coding and billing processes. In addition to these upfront costs of transition to ICD-10, it is possible that we could experience disruption or delays in payment due to implementation issues, including software errors, coding errors or a decrease in the productivity of our staff involved in coding and billing processes. Any such delays in payment could disrupt our operations and materially and adversely affect our business.

Our failure to negotiate favorable managed care contracts, or our loss of existing favorable managed care contracts, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

One of our strategies is to diversify our payor sources by increasing the business we do with managed care companies, and we strive to secure favorable contracts with managed care payors. However, we may not be successful in these efforts. Additionally, there is a risk that any favorable managed care contracts that we can secure may be terminated on short notice, since managed care contracts typically permit the payor to terminate without cause, typically on 60 days notice. Such provisions can provide payors with leverage to reduce volume or obtain favorable pricing. Our failure to negotiate, secure and maintain favorable managed care contracts could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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

Our executive officers and directors and their affiliates hold a substantial portion of our outstanding shares of common stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.
Our executive officers and directors and individuals or entities affiliated with them, beneficially own an aggregate of approximately 28.7% of our outstanding shares of common stock as of December 31, 2014. The interests of these stockholders may differ from other stockholders’ interests. If they were to act together, these affiliated stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, business combinations, the amendment of our certificate of incorporation and other significant corporate actions.
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
We have a relatively low volume of daily trades in our common stock on the NASDAQ Global Select Market (“NASDAQ”). For example, the average daily trading volume of our common stock on NASDAQ over the three-month trading period ending March 9, 2015 was approximately 73,570 shares per day. Because our common stock is traded infrequently, the price per share of our common stock can fluctuate more significantly from day-to-day than a widely held stock that is actively traded on a daily basis. For example, trading of a large volume of our common stock may have a significant impact on the trading price of our common stock. In addition, future issuances of our common stock, including the exercise of any options or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future and the issuance of our common stock in connection with acquisitions, could have an adverse effect on the market price of our common stock.

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

Item 1B.	Unresolved Staff Comments.
We have no unresolved written comments from the staff of the SEC regarding our periodic or current reports filed under the Exchange Act.

Item 2.	Properties.
Our principal executive offices are located in three properties in Lafayette, Louisiana. These are as follows:

Square footage	Lease commenced dates	Lease expiration dates
22,571	March 1, 2004	December 31, 2021
28,768	December 27, 2008	December 31, 2021
9,220	February 1, 2015	January 1, 2018

Of our 292 owned and/or operated home-based service locations and 38 owned and/or operated hospice service locations, three are owned by us and the remaining locations are in leased facilities. Most of our home-based service locations and hospice service locations are located in general commercial office space. Generally, the leases have initial terms of one year, but range from one to five years. Most of the leases either contain multiple options to extend the lease period in one-year increments or convert to a month-to-month lease upon the expiration of the initial term.

Eight of our LTACHs are HWHs, meaning we have a lease or sublease for space with the host hospital. Generally, our leases or subleases for LTACHs have initial terms of five years, but range from three to ten years. Most of our leases and subleases for our LTACHs contain multiple options to extend the term in one-year increments. The following table shows our locations of our home-based, hospice services and facility-based services facilities as of December 31, 2014:

	Home-Based Services	Hospice Services	Facility-Based Services
Louisiana	41	6	10
Mississippi	35	4	—
Tennessee	33	2	—
Kentucky	30	—	—
Alabama	28	6	—
Arkansas	18	5	—
West Virginia	16	3	—
Washington	10	4	—
Illinois	9	—	—
Maryland	9	—	—
Texas	9	—	—
Georgia	8	—	—
Missouri	6	3	—
North Carolina	6	1	—
California	4	—	—
Colorado	4	—	—
Idaho	4	2	—
Oregon	4	—	—
Virginia	4	—	—
Arizona	2	—	—
Florida	2	—	—
Ohio	2	—	—
Massachusetts	1	—	—
Minnesota	1	—	—
Nevada	1	—	—
Oklahoma	1	—	—
Rhode Island	1	—	—
South Carolina	1	2	—
Utah	1	—	—
Wisconsin	1	—	—
	292	38	10

Item 3.	Legal Proceedings.
We are involved in various legal proceedings arising in the ordinary course of business. Although the results of legal proceedings cannot be predicted with certainty, management believes the outcome of pending proceedings will not have a material adverse effect on our condensed consolidated financial statements, after considering the effect of our insurance coverage.
On June 13, 2012, a putative shareholder securities class action was filed against the Company and its Chairman and Chief Executive Officer in the United States District Court for the Western District of Louisiana, styled City of Omaha Police & Fire Retirement System v. LHC Group, Inc., et al., Case No. 6:12-cv-1609-JTT-CMH. The action was filed on behalf of LHC shareholders who purchased shares of the Company’s common stock between July 30, 2008 and October 26, 2011. Plaintiff generally alleges that the defendants caused false and misleading statements to be issued in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and Rule 10b-5 promulgated thereunder and that the Company’s Chairman and Chief Executive Officer is a control person under Section 20(a) of the Exchange Act. On November 2, 2012, Lead Plaintiff City of Omaha Police & Fire Retirement System filed an Amended Complaint for Violations of the Federal Securities Laws (“the Amended Complaint”) on behalf of the same putative class of LHC shareholders as the original Complaint. In addition to claims under Sections 10(b) and 20(a) of the Exchange Act, the Amended Complaint added a claim against the Chairman and Chief Executive Officer for violation of Section 20A of the Exchange Act. The Company believes these claims are without merit. On December 17, 2012, the Company and the Chairman and Chief Executive Officer filed a motion to dismiss the Amended Complaint, which was denied by Order dated March 15, 2013. On June 16, 2014, following mediation, the parties entered into a Stipulation of Settlement. On August 5, 2014, the District Court entered an Order Preliminarily Approving Settlement and Providing for Notice. The District Court held a final fairness hearing on December 11, 2014 and issued two Report and Recommendations on February 11, 2015 approving the settlement plan of allocation and Lead Plaintiff's fees and expenses. On March 3, 2015, the District Court entered its Judgments adopting the Report and Recommendations previously issued. The Company’s insurance carrier will fund the entire $7.9 million settlement amount. The Company’s balance sheet reflects the entire settlement in current assets as a receivable due from insurance carrier and correspondingly reflects the entire settlement in current liabilities as a legal settlement payable.
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
Except as discussed above, we are not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sales of Unregistered Common Stock
None
Market Information and Holders
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LHCG.” As of March 6, 2015, there were approximately 200 registered holders of record of our common stock.
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
Price Range of Common Stock
The following table provides the high and low prices of our common stock during each quarter in 2014 and 2013 as quoted by NASDAQ:

	High	Low
2014
Fourth Quarter	$31.46	$22.74
Third Quarter	25.77	21.30
Second Quarter	22.30	19.90
First Quarter	24.59	21.80
	High	Low
2013
Fourth Quarter	$24.59	$19.79
Third Quarter	26.49	19.30
Second Quarter	23.50	19.58
First Quarter	22.67	20.08
The closing price of our common stock as reported by NASDAQ on March 4, 2015 was $34.40.
Performance Graph
This item is incorporated by reference from our annual report to stockholders for the fiscal year ended December 31, 2014.
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

We account for the repurchase of shares of our common stock under the cost method. We use the average cost method upon the subsequent reissuance of treasury shares. During the twelve months ended December 31, 2014 and 2013, no shares were repurchased. During the twelve months ended December 31, 2012, we repurchased 1,540,813 shares of common stock at an aggregate cost of $27.0 million, including commissions, or an average cost per share of $17.52. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $22.5 million at December 31, 2014.

Item 6.	Selected Financial Data.
The selected consolidated financial data presented below is derived from our audited consolidated financial statements for each of the years in the five year period ended December 31, 2014. The financial data for the years ended December 31, 2014, 2013 and 2012 should be read together with our consolidated financial statements and related Notes included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included herein (amounts in thousands, except share and per share data).

Year Ended December 31,	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Net service revenue	$733,632	$658,283	$637,569	$633,872	$631,567
Gross margin	298,857	274,819	271,817	281,526	305,046
Operating income (loss)	45,486	46,737	54,305	(6,382)	95,602
Income (loss) from continuing operations	28,752	29,146	35,428	(3,651)	64,546
Net income (loss) attributable to LHC Group, Inc.	21,837	22,342	27,440	(13,244)	48,759
Change in the redemption value of redeemable noncontrolling interests	—	—	—	—	41
Net income (loss) available to LHC Group, Inc.’s common stockholders	21,837	22,342	27,440	(13,244)	48,800
Net income (loss) attributable to LHC Group Inc.’s common stockholders per basic share:	$1.27	$1.31	$1.54	$(0.73)	$2.69
Net income (loss) attributable to LHC Group Inc.’s common stockholders per diluted share:	$1.26	$1.30	$1.53	$(0.73)	$2.68
Weighted average shares outstanding:
Basic	17,229,026	17,049,794	17,853,321	18,265,118	18,119,183
Diluted	17,315,333	17,132,751	17,899,195	18,265,118	18,226,091

As of December 31,	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash	$531	$14,014	$9,720	$256	$288
Total assets	491,739	422,226	386,894	396,376	357,305
Total debt	61,008	23,212	19,500	34,820	—
Total LHC Group, Inc. stockholders’ equity	318,639	293,009	268,181	263,683	273,741

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We provide post-acute health care services primarily to Medicare beneficiaries throughout the United States, through our home nursing agencies, community-based services agencies, hospices and LTACHs. Our net service revenue increased $75.3 million to $733.6 million for the year ending December 31, 2014, from $658.3 million for the year ending December 31, 2013. During 2014, we acquired 52 agencies, such that, as of December 31, 2014, we operated 340 locations in the following 30 states: Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin.
Segments
We operate in three segments for financial reporting purposes: home-based services, hospice services, and facility-based services. As of December 31, 2014, 2013 and 2012, our net service revenue was derived from each of our segments as follows:

Type of Segment	2014	2013	2012
Home-based services	80.8%	80.0%	80.5%
Hospice services	9.2	8.5	7.9
Facility-based services	10.0	11.5	11.6
	100.0%	100.0%	100.0%
Through our home-based services segment we offer a wide range of services, including skilled nursing, community-based services, physical, occupational and speech therapy, medically-oriented social services and hospice care. As of December 31, 2014, our home-based services segment was comprised of the following service locations:

Type of Service	Locations
Home health	275
Community-based service	13
Specialty services	1
Management companies	3

292

Of our 292 home-based services locations, as of December 31, 2014, 176 are wholly-owned by us, 109 are majority-owned or controlled by us through equity joint ventures, four are controlled by us through license lease arrangements and the remaining three are management companies in which we have no ownership interest. We intend to increase the number of home nursing agencies and community-based services agencies that we operate through continued acquisitions and organic development.
Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2014, we operated 38 hospice locations, of which 25 are wholly-owned by us, 11 are majority-owned by us through equity joint ventures and two are controlled by us through license lease arrangements. We intend to increase the number of hospices that we operate through continued acquisitions and organic development.
We provide facility-based services principally through our LTACHs. As of December 31, 2014, we owned and operated six LTACHs with eight locations, of which all but one are located within host hospitals. We also operate a pharmacy and a family health center. Of these 10 facility-based services locations as of December 31, 2014, five are wholly-owned by us and five are controlled by us through equity joint ventures.
Development Activities
The following table provides a summary of our acquisitions, divestitures and internal development activities from January 1, 2012 through December 31, 2014. This table does not include the three management services agreements under which we manage the operations of three home nursing agencies, through our home-based services segment.

	Home-Based Services		Hospice Services	Facility-Based Services
	Home Nursing Agencies	Specialty and Community -based	Hospice Agencies	Long-Term Acute Care Hospitals	Specialty
Total at January 1, 2012	246	8	32	9	3
Developed	—	—	—	—	—
Acquired	3	—	—	—	—
Divested/Merged	(18)	—	—	—	(1)
Total at January 1, 2013	231	8	32	9	2
Developed	—	1	—	—	—
Acquired	23	—	2	—	—
Divested/Merged	—	—	—	—	—
Total at January 1, 2014	254	9	34	9	2
Developed	3	—	1	—	—
Acquired	40	6	6	—	—
Divested/Merged	(22)	(1)	(3)	(1)	—
Total at December 31, 2014	275	14	38	8	2
Recent Developments
Home-Based Services
When the Patient Protection and Affordable Care Act ("PPACA") was enacted in 2010, it changed a number of Medicare payment rates, including the reinstatement of the 3% home health rural add-on, which began on April 1, 2010 (expiring January 1, 2016). Other changes from PPACA that took effect on or after January 1, 2011 are:

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

•	remove 170 diagnosis codes from assignment to diagnosis groups within HH PPS Grouper.

•
begin using ICD-10-CM codes within HH PPS Grouper. On April 1, 2014, the "Protecting Access to Medicare Act of 2014" HR4302 was signed, a provision of which delayed the conversion of ICD-10 by one year, to October 1, 2015.

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

On October 30, 2014, CMS issued a final rule (effective January 1, 2015) regarding payment rates for home health services provided during 2015. The net impact of all policies in the rule is a reduction in Medicare payments of 0.3%. CMS estimates that freestanding proprietary agencies will have a 0.9% reduction in Medicare reimbursement compared with 2014 levels. The final rule includes the following elements:

•
The national, standardized 60-day episode payment rate will increase from $2,869.27 in 2014 to $2,961.38 in 2015. This is a net 3.2% increase in standardized rate, due to application of (1) a wage index budget neutrality factor (+.24%) and (2) a case mix budget neutrality factor (+3.66%) to the 2014 standard rate which is offset by a recalibration of the case mix, then subtracting the rebasing adjustment of -$80.95 (2.82% of 2014 rates), then applying the net market basket adjustment of +2.1% (Market Basket =+2.6%, Productivity Adjustment =-0.5%).

•
The 2013 Office of Management and Budget ("OMB") core-based statistical area ("CBSA") designations for calculating wage indexes will be adopted. The proposed rule would update the HHA wage index using a 50/50 blend of the existing CBSA designations and the new CBSA designations outlined in a February 28, 2013, Office of Management and Budget bulleting, respectively. In this process, 37 counties will shift from urban to rural and 105 counties will shift from rural to urban.

•
The face-to-face narrative requirement will be eliminated. CMS will only consider medical records from the patient's certifying physician or discharging facility in determining initial eligibility for Medicare's home health benefit. Physician claims for certification/re-certification of eligibility (not the face-to-face encounter visit) will be considered a non-covered service if the HHA claim was non-covered because the patient was ineligible for the home health benefit.

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
Hospice
On August 2, 2013, CMS released its final rule for hospice for fiscal year 2014, which increases Medicare reimbursement payments by 1.0% over fiscal year 2013. The 1.0% increase consists of a 2.5% inflationary market basket update offset by a 0.7% reduction related to the wage index changes and the fifth year of CMS’s seven-year phase-out of its wage index budget neutrality adjustment factor, a 0.5% reduction for the productivity adjustment, and a 0.3% reduction to the market basket as defined by PPACA. The following table shows the hospice Medicare payment rates for fiscal year 2014, which began on October 1, 2013 and ended September 30, 2014:

Description	Rate per patient day
Routine Home Care	$156.06
Continuous Home Care	$910.78
Full Rate = 24 hours of care
$37.95 = hourly rate
Inpatient Respite Care	$161.42
General Inpatient Care	$694.19
On August 22, 2014, CMS released its final rule for hospice for fiscal year 2015, which increased Medicare reimbursement payments by 1.4% over fiscal year 2014. The 1.4% increase consists of a 2.9% inflationary market basket update offset by a 0.7% reduction related to the wage index changes and the sixth year of CMS's seven-year phase-out of its wage index budget neutrality adjustment factor, a 0.5% reduction for the productivity adjustment, and a 0.3% reduction to the market based as defined by PPACA. The following table shows the hospice Medicare payment rates for fiscal year 2014, which began on October 1, 2014 and will end September 30, 2015:

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
Facility-Based Services
On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013 (Public Law 113-67). This new law prevents a scheduled payment reduction for physicians and other practitioners who treat Medicare patients from taking effect on January 1, 2014. Included in the legislation are the following changes to LTACH reimbursement:

•	Medicare discharges from LTACHs will continue to be paid at full LTACH-PPS rates if:

•	the patient spent at least three days in a short-term care hospital ("STCH") intensive care unit ("ICU") during a STCH stay that immediately preceded the LTACH stay, or

•	the patient was on a ventilator for more than 96 hours in the LTACH (based on the MS-LTACH DRG assigned) and had a STCH stay immediately preceding the LTACH stay.

•	Also, the LTACH discharge cannot have a principal diagnosis that is psychiatric or rehabilitation.

•	All other Medicare discharges from LTACHs will be paid at a new “site neutral” rate, which is the lesser of:

•	the IPPS comparable per diem amount determined using the formula in the short-stay outlier regulation at 42 C.F.R. § 412.529(d)(4) plus applicable outlier payments, or

•	100% of the estimated cost of the services involved.

•	The above new payment policy will not be effective until LTACH cost reporting periods beginning on or after October 1, 2015, and the site neutral payment rate will be phased-in over three years.

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

•
For cost reporting periods beginning in fiscal year 2020 and later, LTACHs with less than 50% of their discharges paid at the full LTACH-PPS rates will be switched to payment under the IPPS for all discharges in subsequent cost reporting periods. However, CMS will set up a process for LTACHs to seek reinstatement of LTACH-PPS rates for applicable discharges.

•
MedPAC will study the impact of the above changes on quality of care, use of hospice and other post-acute care settings, different types of LTACHs and growth in Medicare spending on LTACHs. MedPAC is to submit a report to Congress with any recommendations by June 30, 2019. The report is to also include MedPAC's assessment of whether the 25 Percent rule should continue to be applied.

•
25 Percent rule relief for freestanding LTACHs, HWHs and satellite facilities will be extended without interruption for cost reporting periods beginning on or after December 29, 2007 through December 28, 2016. Grandfathered HWHs will be permanently exempt from the 25 Percent rule. CMS must report to Congress by December 18, 2015 on whether the 25 Percent rule should continue to be applied.

•
The moratorium on new LTACH facilities and increases in LTACH beds will be renewed for the period from April 1, 2014 to September 30, 2017. Although the introductory language only refers to a moratorium extension for LTACH bed increases, the amendment to the Medicare, Medicaid, and SCHIP Extension Act ("MMSEA") would extend both moratoriums. No exceptions will apply during this extension of the moratoriums. The original rule renewed the moratorium for the period beginning January 1, 2015; however, a provision with HR4302 accelerated the moratorium period beginning on April 1, 2014.

•	Not later than October 1, 2015, CMS will establish a new functional status quality measure for change in mobility of ventilator patients.

•	As part of the fiscal year 2015 or 2016 rulemaking, CMS is to study payment rates and regulations that apply to the special category of neoplastic disease LTACHs and may adjust such payment rates.

On August 4, 2014, CMS released its final rule for LTACH Medicare reimbursement for fiscal year 2015, which began on October 1, 2014 and will end on September 30, 2015. In the aggregate, payments for fiscal year 2015 will increase by 1.1% over fiscal year 2014 rates. The 1.1% increase consists of a 2.9% inflationary market basket update, offset by a 0.5% reduction for the productivity adjustment, and a 0.2% reduction to the market basket as defined by PPACA. LTACH payment rates will also be reduced by approximately 1.3% for the "one-time" budget neutrality adjustment factor under the last year of a three-year phase-in and increased by 0.2% for wage index budget neutrality adjustment.

None of the above described estimated changes to Medicare payments for home health, hospice and LTACHs for 2014 include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.

2014 and 2013 Operational Data
The following table sets forth, for the period indicated, each of our segment's data regarding census, aggregate admissions, Medicare admissions, billable hours and patient days:

	Three Months Ended March 31, 2014	Three Months Ended June 30, 2014	Three Months Ended September 30, 2014	Three Months Ended December 31, 2014
Home-Based Agencies:
Home Health
Average census	32,988	36,450	35,974	36,153
Average Medicare census	24,938	27,080	26,615	26,781
Admissions	30,913	33,850	33,962	34,329
Medicare admissions	21,141	22,975	22,970	23,404
Community-based services
Billable hours	41,064	274,234	291,301	304,618
Hospice Services:
Average census	1,223	1,371	1,389	1,387
Average Medicare census	1,124	1,259	1,271	1,282
Admissions	1,232	1,426	1,476	1,412
Medicare admissions	1,065	1,267	1,272	1,252
Patient days	110,043	124,744	127,832	127,633
LTACHs:
Patient days	16,462	14,939	15,362	15,589
	Three Months Ended March 31, 2013	Three Months Ended June 30, 2013	Three Months Ended September 30, 2013	Three Months Ended December 31, 2013
Home-Based Agencies:
Average census	35,259	34,701	33,429	32,940
Average Medicare census	26,577	26,234	25,408	25,183
Admissions	31,181	30,862	30,142	29,565
Medicare admissions	21,414	20,765	20,944	20,384
Community-based services
Billable hours	38,395	38,131	37,472	39,561
Hospice Services:
Average census	1,071	1,146	1,144	1,208
Average Medicare census	976	1,042	1,042	1,111
Admissions	1,275	1,209	1,252	1,180
Medicare admissions	1,108	1,028	1,072	1,012
Patient days	96,385	104,303	105,274	111,107
LTACHs:
Patient days	16,118	15,283	15,321	15,116

Consolidated Results of Operations
The following table sets forth, for the periods indicated, our consolidated results (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Consolidated Services Data:
Net service revenue	$733,632	$658,283	$637,569
Cost of service revenue	434,775	383,464	365,752
Gross margin	298,857	274,819	271,817
Provision for bad debts	15,780	13,929	11,875
General and administrative expenses	233,945	213,633	204,987
Impairment of intangibles and other	3,646	520	650
Operating income	45,486	46,737	54,305
Interest expense	(2,486)	(1,995)	(1,550)
Non-operating income	265	263	184
Income tax expense	14,513	15,859	17,511
Income attributable to noncontrolling interests	6,915	6,804	7,988
Net income available to LHC Group, Inc.’s common stockholders.	$21,837	$22,342	$27,440
The following table sets forth our consolidated results as a percentage of net service revenue, except income tax expense, which is presented as a percentage of income attributable to LHC Group, Inc.’s common stockholders:

	Year Ended December 31,
	2014	2013	2012
Consolidated Services Data:
Cost of service revenue	59.3%	58.3%	57.4%
Gross margin	40.7	41.7	42.6
Provision for bad debts	2.2	2.1	1.9
General and administrative expenses	31.9	32.5	32.2
Impairment of intangibles and other	0.5	0.1	0.1
Operating income	6.2	7.1	8.5
Interest expense	(0.3)	(0.3)	(0.2)
Non-operating income	—	—	—
Income tax expense	39.9	41.5	39.0
Income attributable to noncontrolling interests	0.9	1.0	1.3
Net income attributable to LHC Group, Inc.’s common stockholders	3.0	3.4	4.3

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Service Revenue
Consolidated net service revenue for the year ended December 31, 2014 was $733.6 million compared to $658.3 million for the same period in 2013, an increase of $75.3 million, or 11.4%. Consolidated net service revenue growth in 2014 was primarily due from our acquisition of 52 agencies during 2014 and an increase in admits. Consolidated net service revenue was comprised of the following for the periods ending December 31:

Type of Segment	2014	2013
Home-based services	80.8%	80.0%
Hospice services	9.2	8.5
Facility-based services	10.0	11.5
	100.0%	100.0%

Revenue derived from Medicare represented 75.0% and 79.8% of our consolidated net service revenue for the years ended December 31, 2014 and 2013, respectively.
The following table sets forth each of our segment's revenue growth or loss, admissions, census, episodes and patient days for the twelve months ended December 31, 2014 and the related change from the same period in 2013 (amounts in thousands, except admissions, census, episode data and patient days):

	Same Store (1)	De Novo (2)	Organic (3)	Organic Growth (Loss)%	Acquired (4)	Total	Total Growth (Loss) %
Home-Based Services
Home Health
Revenue	$530,640	$—	$530,640	1.4%	$34,404	$565,044	7.9%
Revenue Medicare	$412,544	—	$412,544	(0.4)	25,940	$438,484	5.9
New admissions	123,659	—	123,659	1.6	9,395	133,054	9.3
New Medicare admissions	84,489	—	84,489	1.2	6,001	90,490	8.4
Average census	32,891	—	32,891	(3.5)	2,408	35,299	3.6
Average Medicare census	24,774	—	24,774	(4.1)	1,562	26,336	1.9
Home health episodes	172,472	—	172,472	0.9	10,424	182,896	7.0
Community-based services
Revenue	$3,902	$273	$4,175	30.2	$23,523	$27,698	763.7
Billable hours	910,964	34	910,998	493.3	219	911,217	493.4
Hospice Services
Revenue	$63,502	$—	$63,502	13.1	$4,119	$67,621	20.4
Revenue Medicare	$58,687	—	$58,687	12.7	3,841	$62,528	20.1
New admissions	5,159	—	5,159	4.9	387	5,546	12.8
New Medicare admissions	4,506	—	4,506	6.8	350	4,856	15.1
Average census	1,262	—	1,262	10.5	81	1,343	17.5
Average Medicare census	1,158	—	1,158	11.0	77	1,235	18.3
Patient days	460,798	—	460,798	10.5	29,454	490,252	17.5
Facility-Based Services
LTACHs
Revenue	$70,442	$—	$70,442	(2.0)	$—	$70,442	(2.0)
Patient days	62,352	—	62,352	0.8	—	62,352	0.8

(1) Same store - location that has been in service with us for greater than 12 months.
(2) De Novo - internally developed location that has been in service with us for 12 months or less.
(3) Organic - combination of same store and de novo.
(4) Acquired - purchased location that has been in service with us 12 months or less.

Organic growth is primarily generated by population growth in areas covered by mature agencies, agencies five years old or older, and by increased market share in acquired and developing agencies. Historically, acquired agencies have the highest growth in admissions and average census in the first 24 months after acquisition, and have the highest contribution to organic growth, measured as a percentage of growth, in the second full year of operation after the acquisition.

The primary strategies to increase organic growth include differentiating ourselves from our competitors through our patient care services and quality outcomes, focusing our sales efforts on our agencies, in particular agencies acquired in the last three years, which have not fully developed their coverage in secondary markets and developing “Greenfield” opportunities. Greenfield opportunities exist in secondary markets by executing on three service delivery alternatives: (1) utilizing POC technology, (2) developing drop sites or virtual offices, and (3) opening traditional branches or de novo locations.

Cost of Service Revenue
Consolidated cost of service revenue for the year ended December 31, 2014 was $434.8 million compared to $383.5 million for the same period in 2013, an increase of approximately $51.3 million, or 13.4%. The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2014		2013
Home-based services
Salaries, wages and benefits	$314,627	53.1%	$271,355	51.5%
Transportation	21,633	3.7	21,482	4.1
Supplies and services	13,207	2.2	12,150	2.3
Total	$349,467	59.0%	$304,987	57.9%
Hospice services
Salaries, wages and benefits	$27,263	40.3%	$23,512	41.9%
Transportation	3,027	4.5	2,745	4.9
Supplies and services	9,514	14.1	7,955	14.1
Total	$39,804	58.9%	$34,212	60.9%
Facility-based services
Salaries, wages and benefits	$30,047	41.0%	$28,772	38.2%
Transportation	281	0.3	301	0.4
Supplies and services	15,176	20.7	15,192	20.1
Total	$45,504	62.0%	$44,265	58.7%
The increase in cost of service revenue was related to the acquisitions of Deaconess and Elk Valley, and Life Care Home Health, Inc., which was offset by productivity improvements and efficiencies derived from our POC technology.
Provision for Bad Debts
Consolidated provision for bad debts for the year ended December 31, 2014 was $15.8 million compared to $13.9 million for the same period in 2013, an increase of approximately $1.9 million, or 13.7%. On a consolidated basis, provision for bad debts as a percentage of net service revenue remained consistent. For home-based services, provision for bad debts increased due to an increase in collection risks identified on certain commercial insurance claims and self pay claims. For hospice services, a decrease occurred due to the recognition of a Change in Ownership ("CHOW") by CMS for two agencies acquired in 2013. These CHOWs allowed previously "at risk" patient claims to be billed and collected, thereby reducing provision for bad debts during 2014. For facility-based services, the decrease was due to the recoverability of accounts receivable that were previously reserved.
General and Administrative Expenses
Consolidated general and administrative expenses for the year ended December 31, 2014 were $233.9 million compared to $213.6 million for the same period in 2013, an increase of approximately $20.3 million, or 9.5%. The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2014		2013
Home-based services
General and administrative	$186,809	31.5%	$169,853	32.2%
Depreciation	7,023	1.2	6,221	1.2
Total	$193,832	32.7%	$176,074	33.4%
Hospice services
General and administrative	$17,796	26.3%	$15,335	27.3%
Depreciation	1,086	1.6	875	1.6
Total	$18,882	27.9%	$16,210	28.9%
Facility-based services
General and administrative	$19,769	27.0%	$20,121	26.7%
Depreciation	1,462	2.0	1,228	1.6
Total	$21,231	29.0%	$21,349	28.3%

The increase in general and administrative expenses was related to the acquisitions of Deaconess and Elk Valley, and Life Care Home Health, Inc., which was offset by staffing efficiencies gained through our POC technology. Depreciation increased due to the increase in POC devices and licenses utilized in our locations.
Impairment of intangibles and other
Consolidated impairment of intangibles and other for the year ended December 31, 2014 was $3.6 million compared to $0.5 million for the same period in 2013. The increase relates to the consolidation of a limited number of locations in service area overlap markets and the closure of underperforming providers. Goodwill and other intangible asset disposal costs for these closures were $1.6 million. In addition, there was $2.0 million related to the impairment of intangible trade name in the home-based segment.
Interest Expense
Consolidated interest expense for the year ended December 31, 2014 was $2.5 million compared to $2.0 million for the same period in 2013, an increase of approximately $0.5 million, or 25%. This increase relates directly to balances outstanding on our revolving credit facility in each year, respectively.

Income Tax Expense
Consolidated income tax expense for the year ended December 31, 2014 was $14.5 million compared to $15.9 million for the same period in 2013, a decrease of approximately $1.4 million, or 8.8%. The decrease resulted from additional income tax deductions.
Net Income Attributable to Noncontrolling Interest
Consolidated net income attributable to noncontrolling interest represents the minority owners’ allocable share of income in the joint ventures. For the year ended December 31, 2014, noncontrolling interest was $6.9 million compared to $6.8 million for the same period in 2013, an increase of approximately $0.1 million, or 1.5%.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net Service Revenue
Consolidated net service revenue for the year ended December 31, 2013 was $658.3 million compared to $637.6 million for the same period in 2012, an increase of $20.7 million, or 3.2%. Consolidated net service revenue growth in 2013 was primarily due to an increase in census and admits as well as revenue growth from our acquisition of 25 agencies during 2013. Consolidated net service revenue was comprised of the following for the periods ending December 31:

Type of Segment	2013	2012
Home-based services	80.0%	80.5%
Hospice services	8.5	7.9
Facility-based services	11.5	11.6
	100.0%	100.0%
Revenue derived from Medicare represented 79.8% and 77.9% of our consolidated net service revenue for the years ended December 31, 2013 and 2012, respectively.

The following table sets for each of our segment's revenue growth or loss, admissions, census, episodes and patient days for the twelve months ended December 31, 2013 and the related change for the same period in 2012 (amounts in thousands, except admissions, census, episode data and patient days):

	Same Store (1)	De Novo (2)	Organic (3)	Organic Growth (Loss)%	Acquired (4)	Total	Total Growth (Loss) %
Home-Based Services
Home Health
Revenue	$498,855	$—	$498,855	(2.9)%	$27,114	$525,969	2.4%
Revenue Medicare	$390,085	—	$390,085	(0.7)	$23,280	$413,365	5.2
New admissions	112,982	—	112,982	3.6	8,768	121,750	11.7
New Medicare admissions	76,691	—	76,691	3.7	6,816	83,507	12.9
Average census	32,400	—	32,400	(1.1)	1,674	34,074	4.0
Average Medicare census	24,484	—	24,484	(0.5)	1,361	25,845	5.0
Home health episodes	169,091		169,091	1.2	2,030	171,121	2.4
Hospice Services
Revenue	$55,735	$—	$55,735	10.4	$1,187	$56,922	12.7
Revenue Medicare	$51,662	—	$51,662	10.6	$1,155	$52,817	13.0
New admissions	4,879	—	4,879	10.3	37	4,916	11.1
New Medicare admissions	4,190	—	4,190	4.6	30	4,220	5.3
Average census	1,119	—	1,119	11.9	24	1,143	14.4
Average Medicare census	1,020	—	1,020	12.7	23	1,043	15.3
Patient days	408,464	—	408,464	11.9	8,605	417,069	14.3
Facility-Based Services
LTACHs
Revenue	$71,866	$—	$71,866	(0.7)	$—	$71,866	(0.7)
Patient days	61,838	—	61,838	(1.7)	—	61,838	(1.7)
(1) Same store - location that has been in service with us for greater than 12 months.
(2) De Novo - internally developed location that has been in service with us for 12 months or less.
(3) Organic - combination of same store and de novo.
(4) Acquired - purchased location that has been in service with us 12 months or less.

Organic growth is primarily generated by population growth in areas covered by mature agencies, agencies five years old or older, and by increased market share in acquired and developing agencies. Historically, acquired agencies have the highest growth in admissions and average census in the first 24 months after acquisition, and have the highest contribution to organic growth, measured as a percentage of growth, in the second full year of operation after the acquisition.

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
Cost of Service Revenue
Consolidated cost of service revenue for the year ended December 31, 2013 was $383.5 million compared to $365.8 million for the same period in 2012, an increase of $17.7 million, or 4.8%. The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2013		2012
Home-based services
Salaries, wages and benefits	$271,355	51.5%	$258,566	50.4%
Transportation	21,482	4.1	22,356	4.4
Supplies and services	12,150	2.3	11,658	2.3
Total	$304,987	57.9%	$292,580	57.1%
Hospice services
Salaries, wages and benefits	$23,512	41.9%	$19,993	39.6%
Transportation	2,745	4.9	2,459	4.9
Supplies and services	7,955	14.1	7,157	14.1
Total	$34,212	60.9%	$29,609	58.6%
Facility-based services
Salaries, wages and benefits	$28,772	38.2%	$27,732	37.6%
Transportation	301	0.4	257	0.3
Supplies and services	15,192	20.1	15,574	21.1
Total	$44,265	58.7%	$43,563	59.0%

For home-based and hospice services, the increase in cost of service revenue was directly associated with the increase in the number of locations we operated, offset by productivity improvements and efficiencies gained through our POC initiatives that we implemented throughout 2013. For facility-based services, the increase in cost of service revenue was due to an increased usage of skilled therapy services.
Provision For Bad Debts
Consolidated provision for bad debts for the year ended December 31, 2013 was $13.9 million compared to $11.9 million for the same period in 2012, an increase of $2.0 million, or 16.8%. The increase was associated with growth in net service revenue combined with an increase in collection risks identified on a group of claims from certain commercial insurance payor contracts and self payor claims.
General and Administrative Expenses
Consolidated general and administrative expenses for the year ended December 31, 2013 was $213.6 million compared to $205.0 million for the same period in 2012, an increase of $8.6 million, or 4.2%. The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2013		2012
Home-based services
General and administrative	$169,853	32.2%	$162,911	31.7%
Depreciation	6,221	1.2	5,904	1.2
Total	$176,074	33.4%	$168,815	32.9%
Hospice services
General and administrative	$15,335	27.3%	$14,006	27.7%
Depreciation	875	1.6	654	1.3
Total	$16,210	28.9%	$14,660	29.0%
Facility-based services
General and administrative	$20,121	26.7%	$20,265	27.4%
Depreciation	1,228	1.6	1,247	1.7
Total	$21,349	28.3%	$21,512	29.1%

For home-based and hospice services, the increase in general and administrative expenses was associated with an increase in the number of locations we operated, an increase in POC device costs due to an increase in the number of locations on the POC platform, and an increase in certain acquisition costs such as legal and broker fees. The increase was partially offset by reductions of staff resulting from the benefits derived from POC initiatives implemented during 2013.

Interest Expense

Consolidated interest expense for the year ended December 31, 2013 was $2.0 million compared to $1.6 million for the same period in 2012, an increase of approximately $0.4 million, or 25%. The increase relates directly to balances outstanding on our revolving credit facility in each year, respectively.

Income Tax Expense

Consolidated income tax expense for the year ended December 31, 2013 was $15.9 million compared to $17.5 million for the same period in 2012, a decrease of $1.6 million, or 9.1%. The decrease resulted from a decrease in pretax income.
Net Income Attributable to Noncontrolling Interest
Consolidated net income attributable to noncontrolling interest represents the minority owners' allocable share of income in the equity joint venture partners that we do not control, which for the year ended December 31, 2013 was $6.8 million compared to $8.0 million for the same period in 2012, a decrease of $1.2 million, or 15.0%. The overall decrease was due to the reduction in our noncontrolling interests through our purchase of outstanding membership interests of six equity joint venture partners, and an overall decrease in the operating results of the other equity joint ventures in which we continued to hold a majority position.

 Liquidity and Capital Resources

Cash at December 31, 2014 was $0.5 million, compared to $14.0 million at December 31, 2013. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our revolving credit facility will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months.
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

The following table summarizes changes in cash flows (amounts in thousands):

	Year Ended December 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$38,657	$45,915
Investing activities	(82,038)	(35,263)
Financing activities	29,898	(6,358)
Operating activities during the year ended December 31, 2014 provided $38.7 million in cash compared to $45.9 million for the year ended December 31, 2013, a decrease of $7.2 million, or 15.7%. Operating cash flows declined due to the timing of funding payroll which fell during the final days of December in 2014.

Cash used in investing activities for the year ended December 31, 2014 increased as compared to the same period in 2013. The increase was caused by increases in acquisition activity during 2014, which included the acquisition of the home health, hospice and community-based service lines of Deaconess and Elk Valley, from Bioscrip, Inc., and Life Care Home Health, Inc.
Cash provided by financing activities for the year ended December 31, 2014 increased as compared to the same period in 2013 due to proceeds used from the line of credit to fund the Deaconess and Elk Valley, and Life Care Home Health, Inc. acquisitions and the reduction in the amount of net repayment activity on our credit facility.
Days sales outstanding (“DSO”) for the year ended December 31, 2014 was 47 days compared to 49 days for the same period in 2013.
Credit Facility
Our revolving credit facility with Capital One, National Association is unsecured and provides for a maximum aggregate principal borrowing of $225 million (with a letter of credit sub-limit equal to $15 million), and is scheduled to expire on June 18, 2019. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company's consolidated Leverage Ratio, as defined in the Credit Agreement. We paid $0.9 million of credit fees on our credit facility during 2014.
A letter of credit fee equal to the applicable Eurodollar rate multiplied by the face amount of the letter of credit is charged upon issuance and on each anniversary date while the letter of credit is outstanding. The agent’s standard up-front fee and other customary administrative charges are also due upon issuance of the letter of credit, along with a renewal fee on each anniversary date while the letter of credit is outstanding. At December 31, 2014 and 2013, outstanding letters of credit were $7.1 million and $6.7 million, respectively, which are issued as collateral on our workers’ compensation insurance.
Borrowings accruing interest under the Credit Agreement at either the Base Rate or Eurodollar rate are subject to the applicable margins as set forth below:

Leverage Ratio	Eurodollar Margin	Base Rate Margin	Commitment Fee Rate
≤ 1.00:1.00	1.75%	0.75%	0.225%
>1.00:1.00 ≤ 1.50:100	2.00%	1.00%	0.250%
>1.50:1.00 ≤ 2.00:1.00	2.25%	1.25%	0.300%
>2.00:1.00	2.50%	1.50%	0.375%
Our Credit Agreement contains customary affirmative, negative and financial covenants. For example, without prior approval of our bank group, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases, up to $50.0 million. Under our Credit Agreement, we are also required to meet certain financial covenants with respect to minimum fixed charge coverage and leverage ratios.
Our Credit Agreement also contains customary events of default, including bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor and the failure to comply with certain covenants.
At December 31, 2014, we were in compliance with all covenants contained in the Credit Agreement governing our credit facility.

Contractual Obligations
The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2014 (amounts in thousands):

	Payment Due by Period
Contractual Cash Obligation	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Long-term debt	$61,008	$230	$60,493	$285	$—
Operating leases	46,948	23,530	16,401	5,002	2,015
Total contractual cash obligations	$107,956	$23,760	$76,894	$5,287	$2,015
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
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship we had with the operating entity:

Ownership type	2014	2013	2012
Wholly owned subsidiaries	55.0%	48.8%	48.1%
Equity joint ventures	42.0	48.5	49.1
License leasing arrangements	2.0	1.9	1.9
Management services	1.0	0.8	0.9
	100.0%	100.0%	100.0%
All significant inter-company accounts and transactions have been eliminated in consolidation. Business combinations accounted for as purchases have been included in the consolidated financial statements from the respective dates of acquisition.
The following describes the Company's consolidation policy with respect to its various ventures excluding wholly owned subsidiaries:
Equity Joint Ventures
Our equity joint ventures are structured as limited liability companies in which we typically own a majority equity interest ranging from 51% to 91%. Each member of all but one of our equity joint ventures participates in profits and losses in proportion to their equity interests. We have one equity joint venture partner whose participation in losses is limited, otherwise earnings and losses are based on ownership interest. We consolidate these entities as we have voting control over the entities.

License Leasing Arrangements
Through our wholly owned subsidiaries, we lease home health licenses necessary to operate certain of our home nursing agencies. We own 100% of the equity of these entities and consolidate them based on such ownership, as well as our obligation to absorb losses of the entities and the right to receive benefits from the entities.
Management Services
We have various management services agreements under which we manage certain operations of agencies and facilities. We do not consolidate these agencies or facilities, as we do not have an ownership interest and do not have an obligation to absorb losses of the entities or the right to receive the benefits from the entities other than our management fee.
Revenue Recognition
We report net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered. All payors contribute to all of the home-based services, hospice services and facility-based services.
The following table sets forth the percentage of net service revenue earned by category of payor for the respective years ending December 31:

Payor	2014	2013	2012
Medicare	75.0%	79.8%	77.9%
Medicaid	1.3	1.4	1.8
Other	23.7	18.8	20.3
	100.0%	100.0%	100.0%
The percentage of net service revenue contributed from each reporting segment was as follows for the respective years ending December 31:

Type of segment	2014	2013	2012
Home-based services	80.8%	80.0%	80.5%
Hospice services	9.2	8.5	7.9
Facility-based services	10.0	11.5	11.6
	100.0%	100.0%	100.0%

Medicare
Home-Based Services
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
Hospice Services
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
Facility-Based Services
Long-Term Acute Care Services. We are reimbursed by Medicare for services provided under the LTACH-PPS, which was implemented on October 1, 2002. Each patient is assigned a long-term care diagnosis-related group. We are paid a predetermined fixed amount intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length-of-stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted, among other factors. We calculate the adjustment based on a historical average of these types of adjustments for claims paid. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Revenue is recognized for our LTACHs as services are provided.
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
Accounts Receivable and Allowances for Uncollectible Accounts
We report accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The amount of the provision for uncollectible accounts is based upon our assessment of historical and expected net collections, business and economic conditions and trends in government reimbursement. Uncollectible accounts are written off after exhausting collection efforts and we have concluded that the account will not be collected. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent over 55% of our patient accounts receivable at December 31, 2014 and 2013, respectively, is limited due to (a) our historical collections experience with Medicare and (b) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
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
Our Medicare population is paid at a prospectively set amount that can be determined at the time services are rendered. Our Medicaid reimbursement is based on a predetermined fee schedule applied to each individual service we provide. Our managed care contracts are structured similar to the Medicare and Medicaid payment methodologies. Because of our payor mix, we are able to more accurately calculate our actual amount due at the patient level and adjust the gross charges to the actual amount at the time of billing. This negates the need to record an estimated allowance for uncollectible accounts, similar to a contractual adjustment, when reporting the majority of our net service revenue for each reporting period.
At December 31, 2014, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 16.0%, or $18.6 million, compared to 13.9%, or $14.3 million, at December 31, 2013.

The following table sets forth, as of December 31, 2014, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$51,919	$7,945	$6,142	$2,131	$68,137
Medicaid	2,039	761	666	250	3,716
Other	27,375	6,253	6,164	4,435	44,227
Total	$81,333	$14,959	$12,972	$6,816	$116,080
For home-based services and hospice services, we calculate the allowance for uncollectible accounts as a percentage of total patient receivables. The percentage changes depending on the payor and increases as the patient receivables age. For facility-based services, we calculate the allowance for uncollectible accounts based on a claim by claim review.
The following table sets forth, as of December 31, 2013, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$51,030	$9,858	$9,278	$653	$70,819
Medicaid	2,055	581	407	118	3,161
Other	15,542	5,246	5,751	2,779	29,318
Total	$68,627	$15,685	$15,436	$3,550	$103,298
The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

	Beginning of Year Balance	Additions	Deductions	End of Year Balance
Year ended December 31:
2014	$14,334	$15,780	$11,532	$18,582
2013	11,863	13,929	11,458	14,334
2012	10,692	11,875	10,704	11,863
Goodwill and Intangible Assets
We have a significant amount of goodwill on our balance sheet that resulted from the numerous business acquisitions we have made in prior years. We review goodwill and other intangible assets with indefinite lives annually for impairment or more frequently if circumstances indicate impairment may have occurred. We evaluate goodwill for impairment by comparing the current fair value of each of our reporting units to their carrying value, including goodwill. To the extent the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test. Components of our home-based services operating segment are generally represented by individual subsidiaries or joint ventures with individual licenses to conduct homecare or community-based operations within geographic markets as limited by the terms of each license. Our segment managers review discreet financial information for our homecare and community-based businesses and we believe that they represent two reporting units for the purposes of evaluating goodwill. Components of our hospice services and facility-based services are represented by individual operating entities. Our impairment analysis is performed on November 30th of each year.
We estimate the fair value of our identified reporting units using the discounted cash flow method, guideline public company method and subject company method. These valuations require us to make estimates and assumptions regarding industry economic factors and the profitability of future business strategies. We consider historical experience and all available information at the time the fair values of its reporting units are estimated. For each of the reporting units, the estimated fair value is determined based on a formula that considers 50% of the estimated value on a multiple of earnings before interest, taxes, depreciation and amortization plus 50% of the estimated value using the discounted cash flow method.

The fair value of net assets including goodwill exceeded the carrying value by 19% for the homebased reporting unit, 3% for the community-based reporting unit, 235% for the hospice reporting unit and 110% for the facility based reporting unit. Community-based reporting unit's carrying value was very close to the estimated fair value due to Elk Valley business acquisition occurring during 2014. We believe that as we grow this line of business, our fair value will increase as a percentage of carrying value.
We have not recognized any goodwill impairment charges in 2014, 2013 or 2012 related to the annual impairment testing; however, we did recognize a disposal of $0.2 million related to goodwill associated with the closure of underperforming locations.
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
We also have indefinite-lived assets that are not subject to amortization expense such as actively used trade names, certificates of need and licenses to conduct specific operations within geographic markets. Such trade names, certificates of need and licenses have indefinite lives because there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need and licenses and use these trade names indefinitely. These indefinite-lived intangibles are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. To determine whether an indefinite-lived intangible asset is impaired, we perform a qualitative assessment to support the conclusion that the indefinite-lived intangible asset is not impaired. Based on the results of that qualitative assessment, we may perform a quantitative test. The quantitative impairment test on trade names uses the relief-from-royalty method. Under this method, the fair value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for use over its estimated useful life. The quantitative impairment test for certificates of need and licenses applies the cost approach. Under this method, assumptions are made about the cost to replace the certificates of need and licenses. Lower revenue expectations caused primarily by changes in payor contracts and Medicare reimbursement cuts may reduce the fair values of certain intangible assets below their carrying values. Based on our analysis, we recorded an intangible asset charge of $2.0 million, $0.5 million and $0.7 million for the twelve months ended December 31, 2014, 2013 and 2012, respectively. We recognized a disposal of $1.4 million related to other indefinite-lived intangible assets associated with the closure of underperforming locations.
As a result of these respective impairment charges, the carrying values of the related intangible assets were adjusted to their estimated fair values as of December 31, 2014 and 2013. Any further decline in the estimated fair values of these intangibles could result in additional impairment charges being recorded. We determined that, except for the impairment charges described above, there were no indicators that any other intangible assets were impaired as a result of the impairment analysis conducted as of November 30, 2014.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
As of December 31, 2014, we had $0.5 million in cash. Cash in excess of requirements are deposited in highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, we would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. In 2014, the Federal Insurance Deposit Corporation (“FDIC”) will insure each depositor up to $250,000 in coverage at each separately chartered insured depository institution. At times, the Company’s cash in banks exceeds the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated of the Exchange Act) were effective as of December 31, 2014.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on management’s testing and evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, our assessment of the internal controls excluded Deaconess which was acquired on April 1, 2014. Deaconess' operations represented 7% of our net revenues and 2% of our total assets as of and for the year ended December 31, 2014.
The attestation report of KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, is included herein.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the Company’s fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
LHC Group, Inc.
We have audited LHC Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LHC Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, LHC Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
LHC Group, Inc. acquired Deaconess on April 1, 2014, and management excluded from its assessment of the effectiveness of LHC Group, Inc.’s internal control over financial reporting as of December 31, 2014, Deaconess’ internal control over financial reporting associated with 2% of total assets and 7% of total revenues included in the consolidated financial statements of LHC Group, Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of LHC Group, Inc. also excluded an evaluation of the internal control over financial reporting of Deaconess.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LHC Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 11, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Baton Rouge, Louisiana
March 11, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item regarding our directors and executive officers is incorporated by reference from the information contained under the heading “Information About Directors, Nominees and Management” in the definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders.
The information required by this Item regarding our corporate governance Nominating Committee and Audit Committee is incorporated by reference from the information contained under the heading “The Board of Directors and Corporate Governance” in the definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders.
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
The information required by this Item regarding our executive compensation and Compensation Committee is incorporated by reference from the information contained under the heading “Executive Officer Compensation” in the definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding our securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Price of Outstanding Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a)
Equity compensation plans approved by Stockholders:	15,000	$16.88	926,585
Equity compensation plans not approved by Stockholders:	—	—	—
Total	15,000	$16.88	926,585

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item regarding transactions with related persons is incorporated by reference from the information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item regarding accounting and audit fees is incorporated by reference from the information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders.

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
We have audited the accompanying consolidated balance sheets of LHC Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LHC Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LHC Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2015 expressed an unqualified opinion on the effectiveness of the LHC Group, Inc.’s internal control over financial reporting.
/s/ KPMG LLP
Baton Rouge, Louisiana
March 11, 2015

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash	$531	$14,014
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $18,582 and $14,334, respectively	97,498	88,964
Other receivables	1,334	608
Amounts due from governmental entities	1,164	1,234
Total receivables, net	99,996	90,806
Deferred income taxes	11,381	9,251
Prepaid income taxes	3,093	4,069
Prepaid expenses	8,724	6,966
Other current assets	3,777	4,449
Receivable due from insurance carrier	7,850	—
Total current assets	135,352	129,555
Property, building and equipment, net of accumulated depreciation of $44,683 and $40,935, respectively	34,787	31,052
Goodwill	240,019	194,893
Intangible assets, net of accumulated amortization of $6,560 and $4,518, respectively	79,685	62,184
Other assets	1,896	4,542
Total assets	$491,739	$422,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$19,278	$17,217
Salaries, wages and benefits payable	22,466	31,927
Self insurance reserves	6,559	5,862
Current portion of long-term debt	230	249
Amounts due to governmental entities	4,459	4,391
Legal settlement payable	7,850	—
Total current liabilities	60,842	59,646
Deferred income taxes	33,592	29,060
Income tax payable	3,415	3,415
Revolving credit facility	60,000	22,000
Long-term debt, less current portion	778	963
Total liabilities	158,627	115,084
Noncontrolling interest-redeemable	11,517	11,258
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock – $0.01 par value: 40,000,000 shares authorized; 22,015,211 and 21,801,634 shares issued in 2014 and 2013, respectively	220	218
Treasury stock – 4,734,363 and 4,693,647 shares at cost, respectively	(35,660)	(34,715)
Additional paid-in capital	108,708	103,972
Retained earnings	245,371	223,534
Total LHC Group, Inc. stockholders’ equity	318,639	293,009
Noncontrolling interest – non-redeemable	2,956	2,875
Total stockholders’ equity	321,595	295,884
Total liabilities and stockholders’ equity	$491,739	$422,226

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2014	2013	2012

Net service revenue	$733,632	$658,283	$637,569
Cost of service revenue	434,775	383,464	365,752
Gross margin	298,857	274,819	271,817
Provision for bad debts	15,780	13,929	11,875
General and administrative expenses	233,945	213,633	204,987
Impairment of intangibles and other	3,646	520	650
Operating income	45,486	46,737	54,305
Interest expense	(2,486)	(1,995)	(1,550)
Non-operating income	265	263	184
Income from continuing operations before income taxes and noncontrolling interests	43,265	45,005	52,939
Income tax expense	14,513	15,859	17,511
Income from continuing operations	28,752	29,146	35,428
Less net income attributable to noncontrolling interests	6,915	6,804	7,988
Net income attributable to LHC Group, Inc.’s common stockholders	$21,837	$22,342	$27,440
Earnings per share - basic:
Net income attributable to LHC Group, Inc.’s common stockholders	$1.27	$1.31	$1.54
Earnings per share - diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$1.26	$1.30	$1.53
Weighted average shares outstanding:
Basic	17,229,026	17,049,794	17,853,321
Diluted	17,315,333	17,132,751	17,899,195

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)

	LHC Group, Inc.						Noncontrolling interest -non- redeemable	Total equity	Non controlling interest - redeemable	Net income
	Common Stock				Additional paid-in capital	Retained earnings
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2011	$183	21,374,264	(6,216)	3,075,605	$95,964	$173,752	$3,051	$266,734	$11,348
Net income	—	—	—	—	—	27,440	595	28,035	7,393	$35,428
Acquired noncontrolling interest	—	—	—	—	—	—	1,636	1,636
Noncontrolling interest distributions	—	—	—	—	—	—	(1,249)	(1,249)	(7,195)
Purchase of additional controlling interest	—	—	—	—	(189)	—	—	(189)	(120)
Sale of noncontrolling interest	—	—	—	—	80	—	—	80	—
Nonvested stock compensation	—	—	—	—	4,390	—	—	4,390	—
Issuance of vested stock	—	154,323	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(672)	36,621	—	—	—	(672)	—
Repurchase of common stock	—	—	(26,958)	1,540,813	—	—	—	(26,958)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	(376)	—	—	(376)	—
Issuance of common stock under Employee Stock Purchase Plan	1	50,185	—	—	782	—	—	783	—
Reclassification of common stock at par value	32	—	—	—	(32)	—	—	—	—
Balances at December 31, 2012	$216	21,578,772	$(33,846)	4,653,039	$100,619	$201,192	$4,033	$272,214	$11,426
Net income	—	—	—	—	—	22,342	1,244	23,586	5,560	29,146
Transfer of noncontrolling interest	—	—	—	—	—	—	(1,342)	(1,342)	1,342
Acquired noncontrolling interest	—	—	—	—	—	—	—	—	608
Noncontrolling interest distributions	—	—	—	—	—	—	(1,060)	(1,060)	(7,066)
Purchase of additional controlling interest	—	—	—	—	(1,267)	—	—	(1,267)	(612)
Nonvested stock compensation	—	—	—	—	3,886	—	—	3,886	—
Issuance of vested stock	—	184,403	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(869)	40,608	—	—	—	(869)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	(50)	—	—	(50)	—
Issuance of common stock under Employee Stock Purchase Plan	2	38,459	—	—	784	—	—	786	—
Balances at December 31, 2013	$218	21,801,634	$(34,715)	4,693,647	$103,972	$223,534	$2,875	$295,884	$11,258
Net income	—	—	—	—	—	21,837	1,214	23,051	5,701	28,752
Sale of noncontrolling interest	—	—	—	—	161	—	—	161
Acquired noncontrolling interest	—	—	—	—	—	—	138	138	130
Purchase of additional controlling interest	—	—	—	—	(359)	—	—	(359)
Noncontrolling interest distributions	—	—	—	—	—	—	(1,271)	(1,271)	(5,572)
Nonvested stock compensation	—	—	—	—	4,094	—	—	4,094
Issuance of vested stock	—	177,272	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(945)	40,716	—	—	—	(945)
Excess tax benefits-vesting nonvested stock	—	—	—	—	60	—	—	60
Issuance of common stock under Employee Stock Purchase Plan	2	36,305	—	—	780	—	—	782
Balances at December 31, 2014	$220	22,015,211	$(35,660)	4,734,363	$108,708	$245,371	$2,956	$321,595	$11,517

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$28,752	$29,146	$35,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,571	8,325	7,806
Provision for bad debts	15,780	13,929	11,875
Stock-based compensation expense	4,094	3,886	4,390
Deferred income taxes	2,402	2,351	2,204
Impairment of intangibles and other	3,650	520	755
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(16,372)	(18,961)	(4,497)
Prepaid expenses and other assets	191	(749)	1,780
Prepaid income taxes	911	3,299	18,855
Accounts payable and accrued expenses	(10,460)	4,395	(4,288)
Net amounts due to/from governmental entities	138	(226)	464
Net cash provided by operating activities	38,657	45,915	74,772
Investing activities
Cash paid for acquisitions, primarily goodwill and intangible assets	(73,933)	(26,920)	(6,758)
Proceeds from sale of assets	—	—	33
Purchases of property, building and equipment	(8,105)	(8,343)	(8,415)
Net cash (used in) investing activities	(82,038)	(35,263)	(15,140)
Financing activities
Proceeds from line of credit	75,000	73,000	188,561
Payments on line of credit	(37,000)	(70,500)	(203,881)
Excess tax benefits from vesting of restricted stock	124	18	—
Proceeds from issuance of common stock under ESPP	782	786	783
Proceeds from debt issuance	—	1,212	—
Payments on debt	(202)	—	—
Noncontrolling interest distributions	(6,843)	(8,126)	(8,444)
Payment of deferred financing fees	(852)	—	—
Purchase of additional controlling interest	(359)	(1,879)	(309)
Sale of noncontrolling interest	193	—	80
Redemption of treasury stock to pay income tax	(945)	(869)	—
Repurchase of common stock	—	—	(26,958)
Net cash provided by (used in) financing activities	29,898	(6,358)	(50,168)
Change in cash	(13,483)	4,294	9,464
Cash at beginning of period	14,014	9,720	256
Cash at end of period	$531	$14,014	$9,720
Supplemental disclosures of cash flow information
Interest paid	$2,461	$1,961	$1,550
Income taxes paid	$11,781	$21,606	$8,645
Supplemental disclosure of non-cash transactions:
2014 non-cash transaction. $2.7 million of licenses associated with the Company's Point of Care technology were capitalized as additions to property, building and equipment upon placing associated equipment in service. These licenses were purchased during the twelve months ended December 31, 2010 and previously recorded in other assets on the balance sheet.
2012 non-cash transactions. In conjunction with the vesting of nonvested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. During 2012, the Company obtained $0.7 million of treasury shares for tax payments on stock vesting.
See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home-based services, primarily through home nursing agencies and community-based service agencies, hospice services, and facility-based services, primarily through long-term acute care hospitals. As of December 31, 2014, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated 340 service providers in 30 states within the domestic United States.
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
The most significant estimates relate to revenue recognition, collectability of accounts receivable and impairment tests of goodwill and other indefinite-lived intangible assets. A description of the significant accounting policies and a discussion of the significant estimates and judgments associated with such policies are described below.
Principles of Consolidation
The consolidated financial statements include all subsidiaries and entities controlled by the Company. Control is defined by the Company as ownership of a majority of the voting interest of an entity. Third party equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the Company’s consolidated financial statements.
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity for the periods presented for the years ending December 31:

Ownership type	2014	2013	2012
Wholly owned subsidiaries	55.0%	48.8%	48.1%
Equity joint ventures	42.0	48.5	49.1
License leasing arrangements	2.0	1.9	1.9
Management services	1.0	0.8	0.9
	100.0%	100.0%	100.0%
All significant inter-company accounts and transactions have been eliminated in consolidation. Business combinations accounted for as purchases have been included in the consolidated financial statements from the respective dates of acquisition.
The following discussion describes the Company’s consolidation policy with respect to its various ventures excluding wholly owned subsidiaries:
Equity Joint Ventures
A majority of the Company’s equity joint ventures are structured as limited liability companies in which the Company typically owns a majority equity interest ranging from 51% to 91%. Each member of all but one of the Company’s equity joint ventures participates in profits and losses in proportion to their equity interests. The Company has one equity joint venture partner whose participation in losses is limited. The Company consolidates these entities as the Company has the obligation to absorb losses of the entities and the right to receive benefits from the entities and generally has voting control over the entities.
License Leasing Arrangements
The Company, through wholly owned subsidiaries, leases home health licenses necessary to operate certain of its home nursing and hospice agencies. As with wholly owned subsidiaries, the Company owns 100% of the equity of these entities and consolidates them based on such ownership.

Management Services
The Company has various management services agreements under which the Company manages certain operations of agencies and facilities. The Company does not consolidate these agencies or facilities, as the Company does not have an ownership interest and does not have an obligation to absorb losses of the entities or the right to receive the benefits from the entities other than management fees.
Revenue Recognition
The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid and others for services rendered. The Company assesses the patient's ability to pay for their healthcare services at the time of patient admission based on the Company's verification of the patient's insurance coverage under the Medicare, Medicaid and other commercial or managed care insurance programs. All such payors contribute to the net service revenue of the Company's home-based services, hospice services and facility-based services.
The following table sets forth the percentage of net service revenue earned by category of payor for the years ending December 31:

Payor	2014	2013	2012
Medicare	75.0%	79.8%	77.9%
Medicaid	1.3	1.4	1.8
Other	23.7	18.8	20.3
	100.0%	100.0%	100.0%
The percentage of net service revenue contributed from each reporting segment was as follows for the years ending December 31:

Segment	2014	2013	2012
Home-based services	80.8%	80.0%	80.5%
Hospice services	9.2	8.5	7.9
Facility-based services	10.0	11.5	11.6
	100.0%	100.0%	100.0%
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
Hospice payments are subject to an inpatient cap and an overall Medicare payment cap. The inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall Medicare payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12 -month period ending on October 31 of each year. The Company monitors its limits on a provider-by-provider basis and records an estimate of its liability for reimbursements received in excess of the cap amount. Annually, the Company receives notification of whether any of its hospice providers have exceeded either cap. As of December 31, 2014, the Company recorded $0.8 million for estimated liabilities in amounts due to governmental entities.

Facility-Based Services
Long-Term Acute Care Services. The Company is reimbursed by Medicare for services provided under the long-term acute care hospital (“LTACH”) prospective payment system. Each patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length-of-stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted, among other factors. The Company calculates the adjustment based on a historical average of these types of adjustments for claims paid. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Revenue is recognized for the Company’s LTACHs as services are provided.
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
Accounts Receivable and Allowances for Uncollectible Accounts
The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. Because Medicare is the Company’s primary payor, the credit risk associated with receivables from other payors is limited. The Company believes the credit risk associated with its Medicare accounts, which represent 58.2% and 68.6% of its patient accounts receivable at December 31, 2014 and 2013, respectively, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
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

Business Combination
The Company accounts for business combinations using the acquisition method. The assets typically acquired consist primarily of a Medicare license, trade names, certificate of need and/or a noncompete agreement. The assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. The noncontrolling interest associated with joint venture acquisitions is also measured and recorded at fair value as of the acquisition date. The residual purchase price is recorded as goodwill. The operations of the acquisitions are included in the consolidated financial statements from their respective dates of acquisition.
Goodwill and Intangible Assets
The Company performs its annual impairment review of goodwill at November 30, and when a triggering event occurs between annual impairment tests. For 2014, the Company performed a qualitative assessment of goodwill and determined that it is not more likely than not that the fair values of its reporting units are less than the carrying amounts.
The Company has not recognized any goodwill impairment charges in 2014, 2013 or 2012 related to the annual impairment testing; however, the Company did recognize a disposal of $0.2 million related to goodwill associated with the closure of underperforming locations.
Included in intangible assets are definite-lived assets subject to amortization such as non-compete agreements and defensive assets, which are defined as trade names that are not actively used. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from two to five years. The Company also has indefinite-lived assets that are not subject to amortization expense such as trade names, certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that trade names, certificates of need and licenses have indefinite lives, because there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need and licenses and use the trade names indefinitely. These indefinite-lived intangible assets are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. To determine whether an indefinite-lived intangible asset is impaired, the Company performs a qualitative assessment to support the conclusion that the indefinite-lived intangible asset is not impaired. Based on the results of that qualitative assessment, the Company may perform a quantitative test. The Company utilizes a relief-from-royalty method in its quantitative impairment test of trade names. Under this method, the fair value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for use over its estimated useful life. The Company utilizes the cost approach in its quantitative impairment test for certificates of need and licenses. Under this method, assumptions are made about the cost to replace the certificates of need and licenses. During the twelve months ended December 31, 2014, 2013 and 2012, the Company recorded an impairment charge related to indefinite-lived intangible assets of $2.0 million, $0.5 million and $0.7 million, respectively.  The Company recognized a disposal of $1.4 million related to other indefinite-lived intangible assets associated with the closure of underperforming locations.
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
Property, Building and Equipment
Property, building and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of buildings is 39 years, while the estimated useful lives of transportation equipment, and furniture and other equipment range from 3 to 10 years. The useful life for leasehold improvements is the shorter of the lease term or the expected life of the leasehold improvement. Assets that are sold or retired are written off and any gain or losses are recorded in operating income. Routine repairs and maintenance costs are expensed as incurred.
Property, building and equipment are reviewed whenever events or changes in circumstances occur that indicate possible impairment. There were no impairments recognized during the periods ended December 31, 2014, 2013 or 2012.

The following table describes the Company’s components of property, building and equipment for the years ending December 31 (amounts in thousands):

	2014	2013
Land	$543	$673
Building and improvements	9,238	8,997
Transportation equipment	6,191	6,181
Fixed equipment	3,661	4,137
Office furniture and medical equipment	59,837	51,999
	79,470	71,987
Less accumulated depreciation	44,683	40,935
	$34,787	$31,052
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $7.5 million, $6.9 million and $6.9 million, respectively, which was recorded in general and administrative expenses.

Noncontrolling Interest
The nonredeemable interest held by third parties in subsidiaries owned or controlled by the Company is reported on the consolidated balance sheets as noncontrolling interest as a component of stockholders’ equity. Redeemable interest held by third parties in subsidiaries owned or controlled by the Company is reported on the consolidated balance sheets outside of permanent equity. All noncontrolling interest reported in the consolidated statements of income reflects the respective interests in the income or loss after income taxes of the subsidiaries attributable to the other parties, the effect of which is removed from the net income attributable to the Company.
Stock-Based Compensation
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
The following table sets forth shares used in the computation of basic and diluted per share information for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Weighted average number of shares outstanding for basic per share calculation	17,229,026	17,049,794	17,853,321
Effect of dilutive potential shares:
Options	4,284	4,058	1,909
Nonvested restricted stock	82,023	78,899	43,965
Adjusted weighted average shares for diluted per share calculation	17,315,333	17,132,751	17,899,195
Antidilutive shares	173,360	182,225	345,122
 Recently Issued Accounting Pronouncements

FASB issued Accounting Standards Update 2014-8 Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-8") in April 2014. ASU 2014-8 changed the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on a Company's operations and financial results. ASU 2014-8 also requires additional disclosures for discontinued operations. ASU 2014-8 is effective for annual periods beginning after December 15, 2014 and for interim period within those years. Early adoption is permitted by only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company adopted this guidance during 2014.

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

3. Acquisitions and Disposals

2014 Acquisitions
Pursuant to the Company’s strategy for becoming the leading provider of post-acute health care services in the United States, the Company acquired 46 home-based agencies, 6 hospice agencies and 6 community-based services agencies during the twelve months ended December 31, 2014. The Company maintains an ownership interest in the acquired businesses as set forth below:

Acquired Businesses	Ownership Percentage	State of Operations	Acquisition Date
EAMC - Lanier Home Health	75%	Alabama	2/1/2014
Lifeline Home Health	100%	Kentucky	2/1/2014
Louisiana Hospice & Palliative Care of New Orleans	100%	Louisiana	3/1/2014
West Virginia Home Health	100%	West Virginia	4/1/2014
St. Joseph’s Hospice	100%	West Virginia	4/1/2014
Northwestern Illinois Home Health	100%	Illinois	4/1/2014
Deaconess-Lifeline Home Health	100%	Kentucky	4/1/2014
Deaconess HomeCare	100%	Mississippi	4/1/2014
Deaconess HomeCare	100%	Tennessee	4/1/2014
Deaconess Hospice	100%	Mississippi	4/1/2014
Elk Valley Health Services, LLC	100%	Tennessee	4/1/2014
North Carolina Home Health	100%	North Carolina	5/1/2014
Professional Nursing Services	100%	North Carolina	5/1/2014
Life Care at Home	100%	Massachusetts	9/1/2014
Life Care at Home of Tennessee	100%	Tennessee	9/1/2014
Life Care at Home	100%	Utah	9/1/2014
Life Care at Home	100%	Arizona	9/1/2014
At Home Healthcare	100%	Colorado	9/1/2014
Life Care at Home	100%	Washington	9/1/2014
Life Care at Home	100%	Rhode Island	11/1/2014
Troy Regional Medical Center Home Health	54%	Alabama	11/1/2014
Each of the acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying financial information includes the results of operations of each acquired entity from the date of acquisition.
The total aggregate purchase price for the Company’s acquisitions was $75.5 million, of which $73.9 million was paid in cash. The purchase prices are determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows. The Company paid $1.0 million in acquisition-related costs, which was recorded in general and administrative expenses.
The Company’s home-based services segment recognized aggregate goodwill of $40.0 million for the acquisitions and hospice services segment recognized aggregate goodwill of $5.3 million. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as the fair value at the acquisition dates of the noncontrolling interest acquired (amounts in thousands):

Consideration
Cash	$73,933
Fair value of total consideration transferred	73,933
Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	13,950
Certificates of need/licenses	8,615
Other identifiable intangible assets	441
Accounts receivable	8,667
Fixed assets	495
Accounts payable	(867)
Other assets and (liabilities), net	(2,456)
Total identifiable assets	28,845
Noncontrolling interest	238
Goodwill, including noncontrolling interest of $75	$45,326
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
The following table contains unaudited pro forma consolidated income statement information assuming the 2014 acquisitions closed January 1, 2013 (amount in thousands, except earnings per share):

	2014	2013
Net service revenue	$771,750	$760,669
Operating income	46,230	47,399
Net income	22,299	22,698
Basic earnings per share	1.29	1.33
Diluted earnings per share	1.29	1.32
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

2013 Acquisitions
The total aggregate purchase price for the Company’s acquisitions, which closed in the twelve months ended December 31, 2013, was $27.3 million, of which $26.9 million was paid in cash and $0.4 million in assumed liabilities. Purchase prices are determined based on an analysis of comparable acquisitions and the target market’s potential future cash flows. The company paid $0.6 million in acquisition-related costs, which was recorded in general and administrative expenses.
The Company’s home-based services segment recognized aggregate goodwill of $23.2 million for acquisitions, including $0.6 million of noncontrolling goodwill and hospice services segment recognized aggregate goodwill of $2.5 million. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible.
During the twelve months ended December 31, 2013, the Company purchased membership interests in six of its equity joint ventures. The total purchase price for the additional ownership from these equity transactions was $1.9 million, resulting in the Company reducing noncontrolling interest-redeemable by $0.6 million and additional paid in capital by $1.3 million.

4. Goodwill and Other Intangibles, Net
The following table summarizes changes in goodwill by reporting unit during the twelve months ended December 31, 2014 and 2013 (amounts in thousands):

	Home-based reporting unit	Community- based reporting unit	Hospice reporting unit	Facility-based reporting unit	Total
Balance as of December 31, 2012	$150,350	$265	$6,944	$11,591	$169,150
Goodwill from acquisitions	22,602	—	2,519	—	25,121
Goodwill related to noncontrolling interests	622	—	—	—	622
Balance as of December 31, 2013	$173,574	$265	$9,463	$11,591	$194,893
Goodwill from acquisitions	22,809	17,074	5,330	—	45,213
Goodwill related to noncontrolling interests	113	—	—	—	113
Goodwill related to disposal	(200)	—	—	—	(200)
Balance as of December 31, 2014	$196,296	$17,339	$14,793	$11,591	$240,019

The Company determined that there was no impairment for the goodwill of any reporting units as of December 31, 2014, 2013 and 2012 based on the Company's annual impairment testing; however, the Company did record $0.2 million disposal of goodwill as of December 31, 2014 due to the closure of underperforming locations. This was recorded in impairment of intangibles and other.

The Company performed an impairment analysis on its indefinite-lived intangible assets related to the Company's trade names, licenses and certificates of need to determine the fair values as of November 30, 2014 and 2013. Lower revenue expectations caused by payor contract changes and projected Medicare reimbursement cuts reduced the fair values of certain intangible assets below their carrying values. Based on that analysis, the Company recorded an impairment charge of $2.0 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively, which was recorded in impairment of intangibles and other.
The following tables summarize the changes in intangible assets during the twelve months ended December 31, 2014 and 2013 (amounts in thousands):

	December 31, 2014
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$54,732	$—	$54,732
Certificates of need/licenses	Indefinite	19,058	—	19,058
Indefinite-lived balance at end of period		73,790	—	73,790
Amortizing assets:
Trade names	2 months – 5 years	8,210	(2,797)	5,413
Non-compete agreements	3 months – 2 years	4,225	(3,763)	462
Favorable leases	6 months – 3 years	20	—	20
Amortizing balance at end of period		12,455	(6,560)	5,895
Balance at December 31, 2014		$86,245	$(6,560)	$79,685

	December 31, 2013
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$46,707	$—	$46,707
Certificates of need/licenses	Indefinite	10,540	—	10,540
Indefinite-lived balance at end of period		57,247	—	57,247
Amortizing assets:
Trade names	8 months – 1 year	5,625	(1,055)	4,570
Non-compete agreements	2 months – 3 years	3,830	(3,463)	367
Amortizing balance at end of period		9,455	(4,518)	4,937
Balance at December 31, 2013		$66,702	$(4,518)	$62,184
Intangible assets of $73.4 million, net of accumulated amortization, related to the home-based services segment, $5.3 million were related to the hospice segment and $1.0 million related to the facility-based services segment as of December 31, 2014.
Disposal of Intangible Assets in Company’s Subsidiary
During the twelve months ended December 31, 2014, the Company disposed of intangible assets for underperforming providers in the home-based segment. The loss on the disposal of these providers was $1.4 million, which was recorded in impairment of intangibles and other.

5. Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows (amounts in thousands):

	2014	2013
Deferred tax assets:
Allowance for uncollectible accounts	$6,397	$5,127
Accrued employee benefits	4,195	3,420
Stock compensation	1,228	1,503
Accrued self-insurance	2,526	2,257
Acquisition costs	1,510	1,155
Net operating loss carry forward	927	873
Intangible asset impairment	49	55
Uncertain tax position—state tax portion	215	215
Uncertain tax position - interest expense	186	—
Other	121	61
Valuation allowance	(44)	(44)
Deferred tax assets	$17,310	$14,622
Deferred tax liabilities:
Amortization of intangible assets	(29,370)	(25,202)
Tax depreciation in excess of book depreciation	(7,994)	(7,171)
Prepaid expenses	(697)	(786)
Non-accrual experience accounting method	(1,459)	(1,223)
Deferred state tax receivable	—	(49)
Deferred tax liabilities	(39,520)	(34,431)
Net deferred tax liability	$(22,210)	$(19,809)

Based on the Company’s historical pattern of taxable income, the Company believes it will produce sufficient income in the future to realize its deferred income tax assets. Management provides a valuation allowance for any net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.
The components of the Company’s income tax expense from continuing operations, less noncontrolling interest, were as follows (amounts in thousands):

	2014	2013	2012
Current:
Federal	$10,195	$11,962	$12,930
State	1,916	1,546	2,377
	12,111	13,508	15,307
Deferred:
Federal	2,187	1,448	1,955
State	215	903	249
	2,402	2,351	2,204
Total income tax expense (benefit)	$14,513	$15,859	$17,511

A reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate for income taxes for each period is as follows:

	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	3.5	3.5
Nondeductible expenses	2.3	3.1	2.2
Credits and other	(0.9)	—	(1.7)
Effective tax rate	39.9%	41.6%	39.0%

 A reconciliation of the differences between income tax expense on net income attributable to LHC Group, Inc., computed at the federal statutory rate and provisions for income taxes for each period is as follows (amounts in thousands):

	2014	2013	2012
Income taxes computed at federal statutory tax rate	$12,723	$13,360	$15,733
State income taxes, net of federal benefit	1,407	1,641	1,739
Nondeductible expenses	766	1,022	844
Other items	(99)	101	40
Income tax credits	(284)	(265)	(845)
Total income tax expense (benefit)	$14,513	$15,859	$17,511
The Company is subject to both federal and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2011.
As of December 31, 2014, $3.4 million was recorded in income tax payable as an unrecognized tax benefit which, if recognized, would decrease the Company’s effective tax rate. A reconciliation of the total amounts of unrecognized tax benefits follows (amounts in thousands):

Total unrecognized tax benefits as of December 31, 2013	$3,415
Increases (decreases) in unrecognized tax benefits as a result of:
Tax positions taken during the current period	—
Total unrecognized tax benefits as of December 31, 2014	$3,415

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. During the years ended December 31, 2014, 2013 and 2012, the Company recognized $0.2 million , $0.2 million and $0.1 million in interest expense, respectively, and recorded an accrued liability of interest payments related to uncertain tax positions.
6. Debt
Credit Facility
On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The Credit Agreement replaces the Third Amended and Restated Credit Agreement with Capital One, National Association, dated August 31, 2012. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at either a (1) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or (2) Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at the same time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at December 31, 2014 was 4.25% and the Eurodollar rate was 2.17%. As of December 31, 2014, the interest rate on outstanding borrowings was 2.2%.
As of December 31, 2014 the Company had $60.0 million drawn and letters of credit in the amount of $7.1 million outstanding under the credit facility. At December 31, 2013, the Company had $22.0 million drawn and letters of credit in the amount of $6.7 million outstanding under the credit facility.
Promissory Note
On January 7, 2014, the Company entered into a promissory note with American Bank & Trust Company in an aggregate principal amount of $1.2 million. The promissory note matures on January 6, 2019. Principal payments of $20,000 are due monthly over a period of 60 months. Interest rate related to the promissory note is 4.5%.
The scheduled principal payments on long-term debt for each of the five years subsequent to December 31, 2014 is as follows (amounts in thousands):

Year	Principal payment amount
2015	$230
2016	60,241
2017	252
2018	264
2019	21
Total	$61,008
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

The Company uses the cost method to account for the repurchase of common stock and the average cost method to account for reissuance of treasury shares. During 2014 and 2013, no shares were repurchased. During the twelve months ended December 31, 2012, the Company repurchased 1,540,813 shares of common stock at an aggregate cost of $27.0 million, including commissions, or an average cost per share of $17.52. The remaining dollar value of shares authorized to be purchased under the share repurchase program was $22.5 million at December 31, 2014.

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
Share Based Compensation
Stock Options
The following table represents stock options activity for the year ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	15,000	$16.88	2.0 years	$107,475
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expired	—	—	—	—
Options outstanding at December 31, 2014	15,000	$16.88	1.0 year	$—
Options exercisable at December 31, 2014	15,000	$16.88	1.0 year	$214,575
All options are fully vested and exercisable at December 31, 2014. There were no options granted and no compensation expense related to stock options grants recorded in the years ended December 31, 2014, 2013 or 2012.
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
During 2014, 2013 and 2012, respectively, 172,545, 198,243 and 187,140 nonvested shares were granted to employees pursuant to the 2010 Incentive Plan.

The Company also issues nonvested stock to its independent directors of the Company’s Board of Directors. During 2014, 2013 and 2012, respectively, 26,900, 24,300 and 26,100 nonvested shares of stock were granted to the independent directors under the 2005 Director Compensation Plan. The shares issued under the 2005 Director Compensation Plan were drawn from the 1,500,000 shares reserved and available for issuance under the 2010 Incentive Plan. The shares fully vest one year from the date of the grant, except for grants provided to new directors, which vest one-third on the date of grant and one-third on each of the first two anniversaries of the grant date.
The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of nonvested shares granted during the years ended December 31, 2014, 2013 and 2012 were $23.59, $21.45 and $19.02, respectively.

The following table represents the nonvested stock activity for the year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1, 2014	506,467	$22.08
Granted	199,445	23.59
Vested	(180,115)	22.05
Forfeited	(1,510)	23.38
Nonvested shares outstanding at December 31, 2014	524,287	$22.56
As of December 31, 2014, there was $7.8 million of total unrecognized compensation cost related to non-vested shares granted. That cost is expected to be recognized over the weighted average period of 3.11 years. The total fair value of shares vested in the years ended December 31, 2014 and 2013 was $3.9 million and total fair value of shares vested in the year ended December 31, 2012 was $3.7 million, respectively. The Company records compensation expense related to non-vested share awards at the grant date for shares that are awarded fully vested and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $4.1 million, $3.9 million and $4.4 million in compensation expense related to non-vested stock grants in the years ended December 31, 2014, 2013 and 2012, respectively.
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
On June 20, 2013, the Amended and Restated Employee Stock Purchase Plan was approved by the Company’s stockholders. As a result of the amendment, the Employee Stock Purchase Plan was modified as follows:

•	An additional 250,000 shares of common stock were authorized for issuance over the term of the Employee Stock Purchase Plan.

•	The term of the Employee Stock Purchase Plan was extended from January 1, 2016 to January 1, 2023.

The following table represents the shares issued during 2014, 2013 and 2012 under the Employee Stock Purchase Plan:

	Number of Shares	Weighted Average Per Share Price
Shares available as of January 1, 2011	111,432
Additional shares authorized for issuance	250,000
Shares issued in 2012	50,185	$15.58
Shares issued in 2013	38,459	$20.39
Shares issued in 2014	36,305	$21.49
Shares available as of December 31, 2014	236,483
Treasury Stock
In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. The Company redeemed 40,716, 40,608 and 36,621 shares of common stock related to these tax obligations during the years ended December 31, 2014, 2013 and 2012, respectively.
8. Leases
In certain instances, state laws may prohibit the sale of a home nursing agency or hospitals may be reluctant to sell their home health agencies. In these instances, the Company, through its wholly owned subsidiaries, enters into a lease agreement for a Medicare and Medicaid license, as well as the associated provider number to provide home health or hospice services. As of December 31, 2014, the Company had three license lease arrangements to operate four home nursing agencies and three hospice agencies.
One of the leases was entered into in 2007 and expires in 2017. Expense related to this lease was $0.2 million for each of the years ended December 31, 2014, 2013, and 2012, respectively. Payment due under this lease is $0.2 million in 2015.
Two of the leases were amended during 2010 to extend the lease terms to one year with an automatic renewal clause of four years. Expense related to these leases was $0.4 million for the years ended December 31, 2014, and $0.3 million for the years ended December 31, 2013 and 2012, respectively. The lease payments associated with these leases are based on a percentage of quarterly net profits; therefore, the future payments will vary with the future profits.

The Company leases office space and equipment at its various locations. Many of the leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will be renewed or, upon making a decision to relocate, replaced by leases for new locations. Operating lease terms range from three to ten years. Rent expense includes insurance, maintenance, and other costs as required by the lease. Total rental expense was $21.1 million, $17.2 million and $17.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company participates in a fleet program that allows qualified employees to obtain a lease vehicle. Employees that drive over 12,000 miles on an annual basis can qualify for a vehicle; all participation is voluntary. The individual operating leases are for a minimum of 12 months. Fleet expense for the twelve months ended December 31, 2014 was $3.6 million.

Future minimum rental commitments under non-cancelable operating leases are as follows (amounts in thousands):

Year	Total
2015	$23,530
2016	10,384
2017	6,017
2018	3,284
2019	1,718
Thereafter	2,015

$46,948

9. Employee Benefit Plan
Defined Contribution Plan
The Company sponsors a 401(k) plan for all eligible employees. The plan allows participants to contribute up to $17,500 in 2014, tax deferred (subject to IRS guidelines). The plan also allows discretionary Company contributions as determined by the Company’s Board of Directors. Effective January 1, 2006, the Company implemented a discretionary match of up to two percent of participating employee contributions. The employer contribution will vest 20% after two years and 20% each additional year until it is fully vested in year six. Contribution expense to the Company was $4.7 million, $3.7 million and $1.7 million in the years ended December 31, 2014, 2013 and 2012, respectively.

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
On June 13, 2012, a putative shareholder securities class action was filed against the Company and its Chairman and Chief Executive Officer in the United States District Court for the Western District of Louisiana, styled City of Omaha Police & Fire Retirement System v. LHC Group, Inc., et al., Case No. 6:12-cv-1609-JTT-CMH. The action was filed on behalf of LHC shareholders who purchased shares of the Company’s common stock between July 30, 2008 and October 26, 2011. Plaintiff generally alleges that the defendants caused false and misleading statements to be issued in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and Rule 10b-5 promulgated thereunder and that the Company’s Chairman and Chief Executive Officer is a control person under Section 20(a) of the Exchange Act. On November 2, 2012, Lead Plaintiff City of Omaha Police & Fire Retirement System filed an Amended Complaint for Violations of the Federal Securities Laws (“the Amended Complaint”) on behalf of the same putative class of LHC shareholders as the original Complaint. In addition to claims under Sections 10(b) and 20(a) of the Exchange Act, the Amended Complaint added a claim against the Chairman and Chief Executive Officer for violation of Section 20A of the Exchange Act. The Company believes these claims are without merit. On December 17, 2012, the Company and the Chairman and Chief Executive Officer filed a motion to dismiss the Amended Complaint, which was denied by Order dated March 15, 2013. On June 16, 2014, following mediation, the parties entered into a Stipulation of Settlement. On August 5, 2014, the District Court entered an Order Preliminarily Approving Settlement and Providing for Notice. The District Court held a final fairness hearing on December 11, 2014, and issued two Report and Recommendations on February 11, 2015 approving the settlement plan of allocation and Lead Plaintiff's fees and expenses. On March 3, 2015, the District Court entered its Judgments adopting the Report and Recommendations previously issued. The Company’s insurance carrier will fund the entire $7.9 million settlement amount. The Company’s balance sheet reflects the entire settlement in current assets as a receivable due from insurance carrier and correspondingly reflects the entire settlement in current liabilities as a legal settlement payable.

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

11. Segment Information

During the first quarter of 2014, the Company had a change in the composition of segments due to the hospice services meeting the criteria of quantitative thresholds established by ASC 280, Segment Reporting. Prior period segment data has been restated to reflect the newly reportable segment in which hospice services were previously included in home-based services.
The Company’s segments consist of home-based services, hospice services and facility-based services. Home-based services include home nursing services and community-based services. Facility-based services include long-term acute care services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The following tables summarize the Company’s segment information for the twelve months ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	Year Ended December 31, 2014
	Home-based services	Hospice services	Facility-based services	Total
Net service revenue	$592,664	$67,621	$73,347	$733,632
Cost of service revenue	349,467	39,804	45,504	434,775
Provision for bad debts	13,945	909	926	15,780
General and administrative expenses	193,832	18,882	21,231	233,945
Impairment of intangibles and other	3,269	202	175	3,646
Operating income	32,151	7,824	5,511	45,486
Interest expense	(1,988)	(249)	(249)	(2,486)
Non-operating income	203	43	19	265
Income from continuing operations before income taxes and noncontrolling interests	30,366	7,618	5,281	43,265
Income tax expense	11,104	1,955	1,454	14,513
Income from continuing operations	19,262	5,663	3,827	28,752
Less net income attributable to noncontrolling interests	5,085	1,122	708	6,915
Net income attributable to LHC Group, Inc.’s common stockholders	$14,177	$4,541	$3,119	$21,837
Total assets	$420,538	$34,847	$36,354	$491,739

	Year Ended December 31, 2013
	Home-based services	Hospice services	Facility-based services	Total
Net service revenue	$526,719	$56,172	$75,392	$658,283
Cost of service revenue	304,987	34,212	44,265	383,464
Provision for bad debts	11,628	1,215	1,086	13,929
General and administrative expenses	176,074	16,210	21,349	213,633
Impairment of intangibles and other	344	175	1	520
Operating income	33,686	4,360	8,691	46,737
Interest expense	(1,600)	(200)	(195)	(1,995)
Non-operating income	142	26	95	263
Income from continuing operations before income taxes and noncontrolling interests	32,228	4,186	8,591	45,005
Income tax expense	12,545	1,797	1,517	15,859
Income from continuing operations	19,683	2,389	7,074	29,146
Less net income attributable to noncontrolling interests	4,596	956	1,252	6,804
Net income attributable to LHC Group, Inc.’s common stockholders	$15,087	$1,433	$5,822	$22,342
Total assets	$356,842	$29,073	$36,311	$422,226

Year Ended December 31, 2012

	Home-based services	Hospice services	Facility-based services	Total
Net service revenue	$513,244	$50,497	$73,828	$637,569
Cost of service revenue	292,580	29,609	43,563	365,752
Provision for bad debts	9,741	852	1,282	11,875
General and administrative expenses	168,815	14,660	21,512	204,987
Impairment of intangibles and other	250	—	400	650
Operating income	41,858	5,376	7,071	54,305
Interest expense	(1,205)	(151)	(194)	(1,550)
Non-operating income	124	9	51	184
Income from continuing operations before income taxes and noncontrolling interests	40,777	5,234	6,928	52,939
Income tax expense	13,848	1,771	1,892	17,511
Income from continuing operations	26,929	3,463	5,036	35,428
Less net income attributable to noncontrolling interests	6,153	811	1,024	7,988
Net income attributable to LHC Group, Inc.’s common stockholders	$20,776	$2,652	$4,012	$27,440
Total assets	$326,920	$23,220	$36,754	$386,894

12. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets was calculated using level 3 inputs based on the present value of anticipated future benefits. For the year ended December 31, 2014, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximates current rates.
13. Allowance for Uncollectible Accounts
The following table summarizes the activity and ending balances in the allowance for uncollectible accounts for the twelve months ended December 31, 2014, 2013 and 2012 (amounts in thousands):

Year	Beginning of Year Balance	Additions	Deductions	End of Year Balance
2014	$14,334	$15,780	$11,532	$18,582
2013	11,863	13,929	11,458	14,334
2012	10,692	11,875	10,704	11,863
14. Concentration of Risk
The Company’s Louisiana facilities accounted for approximately 22.7%, 26.0% and 28.5% of net service revenue during the years ended December 31, 2014, 2013 and 2012, respectively. Any material change in the current economic or competitive conditions in Louisiana could have a disproportionate effect on the Company’s overall business results.

15. Unaudited Summarized Quarterly Financial Information
The following table represents the Company’s unaudited quarterly results of operations (amounts in thousands, except share data):

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Net service revenue	$163,681	$188,867	$187,713	$193,371
Gross margin	66,347	77,340	74,591	80,579
Net income attributable to LHC Group, Inc.’s common stockholders	4,068	6,061	6,174	5,534
Basic earnings per share:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.24	$0.35	$0.36	$0.32
Diluted earnings per share:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.24	$0.35	$0.36	$0.32
Weighted average shares outstanding:
Basic	17,148,043	17,233,264	17,260,078	17,274,677
Diluted	17,268,716	17,277,224	17,356,916	17,419,423

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Net service revenue	$161,953	$166,302	$164,748	$165,280
Gross margin	68,705	69,293	66,782	70,039
Net income attributable to LHC Group, Inc.’s common stockholders	6,286	5,790	5,297	4,969
Basic earnings per share:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.37	$0.34	$0.31	$0.29
Diluted earnings per share:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.37	$0.34	$0.31	$0.29
Weighted average shares outstanding:
Basic	16,966,525	17,055,619	17,083,201	17,096,360
Diluted	17,073,543	17,127,017	17,182,013	17,228,499
Because of the method used to calculate per share amounts, quarterly per share amounts may not necessarily total to the per share amounts for the entire year.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

March 11, 2015	/s/ KEITH G. MYERS
Keith G. Myers
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith G. Myers and Dionne E. Viator and either of them (with full power in each to act alone) as true and lawful attorneys-in-fact with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEITH G. MYERS Keith G. Myers	Chief Executive Officer and Chairman of the Board of Directors	March 11, 2015

/s/ DIONNE E. VIATOR Dionne E. Viator	Executive Vice President, Chief Financial Officer, Principal Accounting Officer	March 11, 2015

/s/ MONICA F. AZARE Monica F. Azare	Director	March 11, 2015

/s/ JOHN B. BREAUX John B. Breaux	Director	March 11, 2015

/s/ JOHN L. INDEST John L. Indest	Director	March 11, 2015

/s/ GEORGE A. LEWIS George A. Lewis	Director	March 11, 2015

/s/ RONALD T. NIXON Ronald T. Nixon	Director	March 11, 2015

/s/ CHRISTOPHER S. SHACKELTON Christopher S. Shackelton	Director	March 11, 2015

/s/ W.J. “BILLY” TAUZIN W.J. “Billy” Tauzin	Director	March 11, 2015

/s/ KENNETH E. THORPE Kenneth E. Thorpe	Director	March 11, 2015

/s/ BRENT TURNER Brent Turner	Director	March 11, 2015

/s/ DAN S. WILFORD Dan S. Wilford	Director	March 11, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as Exhibit 3.1 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005).

3.2	Bylaws of LHC Group, Inc., as amended on December 3, 2007 (previously filed as Exhibit 3.2 to LHC Group’s Form 10-Q for the quarterly period ended March 31, 2008, filed on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.1+	LHC 2003 Key Employee Equity Participation Plan (previously filed as Exhibit 10.3 to LHC Group’s Form S-1 (File No. 333-120792) filed on November 26, 2004).

10.2+	LHC Group, Inc. 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.4 to the Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.3	LHC Group, Inc. 2010 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to LHC Group’s Form 10-Q for the quarterly period ended June 30, 2010, filed on August 6, 2010).

10.4	LHC Group, Inc. Second Amended and Restated 2005 Non-Employee Directors Compensation Plan

10.5+	Form of Indemnity Agreement between LHC Group and directors and certain officers (previously filed as Exhibit 10.10 to the Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.6+	LHC Group, Inc. 2006 Employee Stock Purchase Plan (previously filed as Exhibit 99.2 to LHC Group’s Form 8-K filed on June 16, 2006).

10.7
Settlement Agreement among the United States of America, LHC Group, Inc. and certain of its subsidiaries and relator, dated September 29, 2011 (previously filed as Exhibit 10.1 to LHC Group’s Form 8-K filed on September 30, 2011).

10.8
Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and LHC Group, Inc., dated September 29, 2011 (previously filed as Exhibit 10.2 to LHC Group’s Form 8-K filed on September 30, 2011).

10.9
Credit Agreement, dated as of June 18, 2014, among LHC Group, Inc., Capital One, National Association, as administrative agent, sole bookrunner, sole lead arranger, and a lender, JPMorgan Chase Bank, N.A., Regions Bank and Compass Bank, as co-syndication agents and lenders, and Whitney Bank, as a lender (previously filed as Exhibit 10.1 to LHC Group's Form 8-K filed on June 23, 2014).

10.10+	Amended and Restated Employment Agreement between Donald D. Stelly and LHC Group, Inc. dated August 19, 2013 (previously filed as Exhibit 10.1 to the Form 8-K filed August 19, 2013).

10.11+	Amended and Restated Employment Agreement between Joshua L. Proffitt and LHC Group, Inc. dated November 25, 2013 (previously filed as Exhibit 10.15 to the Form 10-K filed March 6, 2014)

10.12+	Amended and Restated Employment Agreement between Keith G. Myers and LHC Group, Inc. dated April 1, 2014 (previously filed as Exhibit 10.1 to the Form 8-K filed April 4, 2014).

10.13+	Employment Agreement between Dionne E. Viator and LHC Group, Inc. dated December 3, 2014 (previously filed as Exhibit 10.1 to the Form 8-K filed December 4, 2014).

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dionne E. Viator, Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
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

+	Indicates a management contract or compensatory plan.