Form 10-Q
period 2015-03-31
LHC Group, Inc
filed 2015-05-07
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of May 4, 2015: 17,968,180 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$4,041	$531
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $20,985 and $18,582, respectively	98,041	97,498
Other receivables	2,523	1,334
Amounts due from governmental entities	978	1,164
Total receivables, net	101,542	99,996
Deferred income taxes	12,713	11,381
Prepaid income taxes	615	3,093
Prepaid expenses	10,477	8,724
Other current assets	4,597	3,777
Receivable due from insurance carrier	—	7,850
Total current assets	133,985	135,352
Property, building and equipment, net of accumulated depreciation of $45,784 and $44,683, respectively	35,309	34,787
Goodwill	240,294	240,019
Intangible assets, net of accumulated amortization of $7,124 and $6,560, respectively	79,504	79,685
Other assets	1,872	1,896
Total assets	$490,964	$491,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$20,301	$19,278
Salaries, wages, and benefits payable	30,711	22,466
Self-insurance reserve	7,923	6,559
Current portion of long-term debt	233	230
Amounts due to governmental entities	5,382	4,459
Legal settlement payable	—	7,850
Total current liabilities	64,550	60,842
Deferred income taxes	34,741	33,592
Income tax payable	3,415	3,415
Revolving credit facility	47,000	60,000
Long-term debt, less current portion	719	778
Total liabilities	150,425	158,627
Noncontrolling interest — redeemable	11,297	11,517
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 22,168,703 and 22,015,211 shares issued in 2015 and 2014, respectively	222	220
Treasury stock — 4,767,570 and 4,734,363 shares at cost, respectively	(36,782)	(35,660)
Additional paid-in capital	110,549	108,708
Retained earnings	252,176	245,371
Total LHC Group, Inc. stockholders’ equity	326,165	318,639
Noncontrolling interest — non-redeemable	3,077	2,956
Total equity	329,242	321,595
Total liabilities and equity	$490,964	$491,739
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net service revenue	$193,079	$163,681
Cost of service revenue	114,426	97,334
Gross margin	78,653	66,347
Provision for bad debts	5,259	3,362
General and administrative expenses	59,298	54,579
Operating income	14,096	8,406
Interest expense	(545)	(388)
Income before income taxes and noncontrolling interest	13,551	8,018
Income tax expense	4,729	2,923
Net income	8,822	5,095
Less net income attributable to noncontrolling interests	2,017	1,027
Net income attributable to LHC Group, Inc.’s common stockholders	$6,805	$4,068
Earnings per share — basic and diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.39	$0.24
Weighted average shares outstanding:
Basic	17,322,791	17,148,043
Diluted	17,489,483	17,268,716

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2014	$220	22,015,211	$(35,660)	(4,734,363)	$108,708	$245,371	$2,956	$321,595
Net income	—	—	—	—	—	6,805	407	7,212
Acquired noncontrolling interest	—	—	—	—	—	—	126	126
Noncontrolling interest distributions	—	—	—	—	—	—	(412)	(412)
Nonvested stock compensation	—	—	—	—	991	—	—	991
Issuance of vested stock	—	146,424	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,122)	(33,207)	—	—	—	(1,122)
Excess tax benefits — vesting nonvested stock	—	—	—	—	642	—	—	642
Issuance of common stock under Employee Stock Purchase Plan	2	7,068	—	—	208	—	—	210
Balance as of March 31, 2015	$222	22,168,703	$(36,782)	(4,767,570)	$110,549	$252,176	$3,077	$329,242

(1)
Net income excludes net income attributable to noncontrolling interest-redeemable of $1.6 million during the three months ending March 31, 2015. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$8,822	$5,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,716	2,125
Provision for bad debts	5,259	3,362
Stock-based compensation expense	991	1,048
Deferred income taxes	(183)	395
Impairment of intangibles and other	79	—
Loss on disposal of assets	284	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(7,026)	956
Prepaid expenses and other assets	(2,549)	(39)
Prepaid income taxes	2,478	248
Accounts payable and accrued expenses	10,624	(6,428)
Net amounts due to/from governmental entities	1,109	(659)
Net cash provided by operating activities	22,604	6,103
Investing activities:
Purchases of property, building and equipment	(2,958)	(1,520)
Cash paid for acquisitions, primarily goodwill and intangible assets	(567)	(61,159)
Net cash (used in) investing activities	(3,525)	(62,679)
Financing activities:
Proceeds from line of credit	—	60,000
Payments on line of credit	(13,000)	(12,000)
Proceeds from employee stock purchase plan	210	184
Payments on debt	(57)	(37)
Noncontrolling interest distributions	(2,242)	(1,768)
Excess tax benefits from vesting of stock awards	642	112
Redemption of treasury shares	(1,122)	(727)
Sale of noncontrolling interest	—	193
Net cash provided by (used in) financing activities	(15,569)	45,957
Change in cash	3,510	(10,619)
Cash at beginning of period	531	14,014
Cash at end of period	$4,041	$3,395
Supplemental disclosures of cash flow information:
Interest paid	$447	$370
Income taxes paid	$1,787	$2,413
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home health services, hospice services, community-based services, and facility-based services, the latter primarily through long-term acute care hospitals (“LTACHs”). As of March 31, 2015, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated 341 service providers in 29 states within the continental United States.
Unaudited Interim Financial Information
The condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, and the related condensed consolidated statements of income for the three months ended March 31, 2015 and 2014, condensed consolidated statement of changes in equity for the three months ended March 31, 2015, condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 and related notes (collectively, these financial statements and the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2015, which includes information and disclosures not included herein.
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
Principles of Consolidation
The interim financial information includes all subsidiaries and entities controlled by the Company. Control is defined by the Company as ownership of a majority of the voting interest of an entity. The interim financial information includes entities in which the Company receives a majority of the entities’ expected residual returns and absorbs a majority of the entities’ expected losses. Third party equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the Company’s interim financial information.

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended March 31,
Ownership type	2015	2014
Wholly-owned subsidiaries	54.6%	49.2%
Equity joint ventures	43.2	48.0
License leasing arrangements	1.3	1.9
Management services	0.9	0.9
	100.0%	100.0%
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
License Leasing Arrangements
The Company, through wholly-owned subsidiaries, leases home health licenses necessary to operate certain of its home nursing and hospice agencies. The Company owns 100% of the equity of these subsidiaries and consolidates them based on such ownership.
Management Services
The Company has various management services agreements under which the Company manages certain operations of agencies. The Company does not consolidate these agencies because the Company does not have an ownership interest in, and does not have an obligation to absorb losses of, the entities that own the agencies or the right to receive the benefits from those entities.
Revenue Recognition
The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid and other commercial or managed care insurance programs for services rendered. The Company assesses the patient's ability to pay for their healthcare services at the time of patient admission based on the Company's verification of the patient's insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance program. All such payors contribute to the net service revenue of the Company’s home health services, hospice services, community-based services, and facility-based services.

The following table sets forth the percentage of net service revenue earned by category of payor for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Payor:	2015	2014
Medicare	74.7%	78.7%
Medicaid	1.4	1.3
Other	23.9	20.0
	100.0%	100.0%
The following table sets forth the percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Reporting segment:	2015	2014
Home health services	75.9%	78.1%
Hospice services	8.7	9.3
Community-based services	5.1	0.5
Facility-based services	10.3	12.1
	100.0%	100.0%
Medicare
Home Health
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
Hospice payments are subject to an inpatient cap and an overall Medicare payment cap. The inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall Medicare payment cap relates to individual providers receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors its limits on a provider-by-provider basis and records an estimate of its liability for reimbursements received in excess of the cap amount. Beginning with the cap year October 1, 2014, CMS implemented a new process requiring hospice providers to self-report their cap liabilities and remit applicable payment by March 31, 2016.

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
Accounts Receivable and Allowances for Uncollectible Accounts
The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and consist of amounts due from Medicare, other third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. The Company believes the credit risk associated with its Medicare accounts, which have historically exceeded 55% of its patient accounts receivable, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
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

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended March 31,
	2015	2014
Weighted average number of shares outstanding for basic per share calculation	17,322,791	17,148,043
Effect of dilutive potential shares:
Options	5,487	4,290
Nonvested stock	161,205	116,383
Adjusted weighted average shares for diluted per share calculation	17,489,483	17,268,716
Anti-dilutive shares	191,065	195,945
Recently Issued Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, ("ASU 2014-9") which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-9 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-9 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
3. Acquisitions and Disposals
The Company acquired the majority-ownership of one home health agency and one community-based services agency during the three months ended March 31, 2015. The total aggregate purchase price for the Company’s acquisition was $0.6 million, which was paid in cash. The purchase price was determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.
Acquired intangible assets consist of a Medicare license, Medicaid license, and trade name. The fair value of the acquired intangible assets was $0.4 million, which is preliminary pending the final valuation of those assets.
The Company's home health services segment and community-based services segment each recognized goodwill of $0.2 million. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The acquisition was accounted for under the acquisition method of accounting, and, accordingly, the accompanying interim financial information includes the results of operations of the acquired entity from the date of acquisition.

4. Goodwill and Intangibles
The changes in recorded goodwill by reporting unit for the three months ended March 31, 2015 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Community - based reporting unit	Facility-based reporting unit	Total
Balance as of December 31, 2014	$196,296	$14,793	$17,339	$11,591	$240,019
Goodwill from acquisitions	138	—	205	—	343
Goodwill related to noncontrolling interests	14	—	22	—	36
Goodwill related to disposal	(104)	—	—	—	(104)
Balance as of March 31, 2015	$196,344	$14,793	$17,566	$11,591	$240,294

Intangible assets consisted of the following as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$54,855	$—	$54,855
Certificates of need/licenses	Indefinite	19,321	—	19,321
Indefinite-lived balance at end of period		$74,176	$—	$74,176
Definite-lived assets:
Trade names	2 months — 5 years	$8,228	$(3,276)	$4,952
Non-compete agreements	4 month — 3 years	4,224	(3,848)	376
Definite-lived balance at end of period		$12,452	$(7,124)	$5,328
Balance as of March 31, 2015		$86,628	$(7,124)	$79,504

	December 31, 2014
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$54,732	$—	$54,732
Certificates of need/licenses	Indefinite	19,058	—	19,058
Indefinite-lived balance at end of period		$73,790	$—	$73,790
Definite-lived assets:
Trade names	2 months — 5 years	$8,230	$(2,797)	$5,433
Non-compete agreements	3 months — 3 years	4,225	(3,763)	462
Definite-lived balance at end of period		$12,455	$(6,560)	$5,895
Balance as of December 31, 2014		$86,245	$(6,560)	$79,685
Intangible assets of $66.1 million, net of accumulated amortization, were related to the home health services segment, $5.1 million were related to the hospice services segment, $7.3 million were related to the community-based services segment, and $1.0 million were related to the facility-based services segment as of March 31, 2015.
5. Debt
Credit Facility
On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The Credit Agreement replaced the Third Amended and Restated Credit Agreement with Capital One, National Association, dated August 31, 2012. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at either a (1) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or (2) Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at the same time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at March 31, 2015 was 4.25% and the Eurodollar rate was 2.17%.
As of March 31, 2015 and December 31, 2014, respectively, the Company had $47.0 million and $60.0 million drawn and letters of credit totaling $7.1 million outstanding under its credit facilities with Capital One, National Association.

As of March 31, 2015, the Company had $170.9 million available for borrowing under the Credit Agreement with Capital One, National Association.

6. Income Taxes
As of March 31, 2015, an unrecognized tax benefit of $3.4 million was recorded in income tax payable, which, if recognized, would decrease the Company’s effective tax rate. All of the Company’s unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011. On July 30, 2014, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment asserting that a portion of the original tax deduction claimed by the Company associated with the settlement with the United States of America should be disallowed. The Company is currently appealing this proposed adjustment with IRS Appeals. The Company intends to vigorously defend its original position of the deductibility of the full settlement amount on its 2011 tax return.
7. Stockholder’s Equity
Equity Based Awards
The 2010 Long Term Incentive Plan (the “2010 Incentive Plan”) is administered by the Compensation Committee of the Company’s Board of Directors. A total of 1,500,000 shares of the Company’s common stock were reserved and 499,037 shares are currently available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
During the three months ended March 31, 2015, the Company’s independent directors were granted 16,200 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the three months ended March 31, 2015, employees were granted 174,865 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares vest over a five year period, conditioned on continued employment. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the three months ended March 31, 2015 was $33.80.
The following table represents the nonvested stock activity for the three months ended March 31, 2015:

	Number of shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2014	524,287	$22.56
Granted	191,065	$33.80
Vested	(146,424)	$22.82
Nonvested shares outstanding as of March 31, 2015	568,928	$26.26
During the three months ended March 31, 2015, an independent director of the Company received a share based award, which will be settled in cash at March 1, 2016. The amount of such cash payment will equal the fair market value of 1,800 shares on the settlement date.
As of March 31, 2015, there was $12.4 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.54 years. The total fair value of shares of common stock vested during the three months ended March 31, 2015 and 2014 was $3.3 million. The

Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $1.0 million of compensation expense related to nonvested stock grants in the three months ended March 31, 2015 and 2014.
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
The table below details the shares of common stock issued during 2015:

	Number of shares	Per share price
Shares available as of December 31, 2014	236,483
Shares issued during three months ended March 31, 2015	7,068	$29.62
Shares available as of March 31, 2015	229,415
Stock Options
As of March 31, 2015, 15,000 options were issued and exercisable. During the three months ended March 31, 2015, no options were exercised or forfeited and no options were granted.
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the three months ended March 31, 2015, the Company redeemed 33,207 shares of common stock valued at $1.1 million, related to these tax obligations.
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
On June 13, 2012, a putative shareholder securities class action was filed against the Company and its Chairman and Chief Executive Officer in the United States District Court for the Western District of Louisiana, styled City of Omaha Police & Fire Retirement System v. LHC Group, Inc., et al., Case No. 6:12-cv-1609-JTT-CMH. The action was filed on behalf of LHC shareholders who purchased shares of the Company’s common stock between July 30, 2008 and October 26, 2011. Plaintiff generally alleges that the defendants caused false and misleading statements to be issued in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and Rule 10b-5 promulgated thereunder and that the Company’s Chairman and Chief Executive Officer is a control person under Section 20(a) of the Exchange Act. On November 2, 2012, Lead Plaintiff City of Omaha Police & Fire Retirement System filed an Amended Complaint for Violations of the Federal Securities Laws (“the Amended Complaint”) on behalf of the same putative class of LHC shareholders as the original Complaint. In addition to claims under Sections 10(b) and 20(a) of the Exchange Act, the Amended Complaint added a claim against the Chairman and Chief Executive Officer for violation of Section 20A of the Exchange Act. The Company believes these claims are without merit. On December 17, 2012, the Company and the Chairman and Chief Executive Officer filed a motion to dismiss the Amended Complaint, which was denied by Order dated March 15, 2013. On June 16, 2014, following mediation, the parties entered into a Stipulation of Settlement. On August 5, 2014, the District Court entered an Order Preliminarily Approving Settlement and Providing for Notice. The District Court held a final fairness hearing on December 11, 2014 and issued two Report and Recommendations on February 11, 2015 approving the settlement plan of allocation and Lead Plantiff's fees and expenses. On March 3, 2015, the District Court entered its Judgments adopting the Report and Recommendation previously issued and dismissing the action with prejudice. The time for appeal has passed and no appeals were filed. This matter is now concluded. The Company's insurance carrier has funded the entire $7.9 million settlement amount.
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
The Company is subject to various routine and non-routine governmental reviews, audits and investigations. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the health care industry, including referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers. Violation of the laws governing the Company’s operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties and/or termination of the Company’s rights to participate in federal and state-sponsored programs and suspension or revocation of the Company’s licenses. The Company believes that it is in material compliance with all applicable laws and regulations.
9. Noncontrolling interest
Noncontrolling Interest-Redeemable
A majority of the Company’s equity joint venture agreements include a provision that requires the Company to purchase the noncontrolling partner’s interest upon the occurrence of certain triggering events, such as death or bankruptcy of the partner or the partner’s exclusion from the Medicare or Medicaid programs. These triggering events and the related repurchase provisions are specific to each individual equity joint venture; if the repurchase provision is triggered in any one equity joint venture, the remaining equity joint ventures would not be impacted. Upon the occurrence of a triggering event, the Company would be required to purchase the noncontrolling partner’s interest at either the fair value or the book value at the time of purchase, as stated in the applicable joint venture agreement. The Company has never been required to purchase the noncontrolling interest of any of its equity joint venture partners, and the Company believes the likelihood of a triggering event occurring is remote. According to authoritative guidance, redeemable noncontrolling interests must be reported outside of permanent equity on the consolidated balance sheet in instances where there is a repurchase provision with a triggering event that is outside the control of the Company.
The following table summarizes the activity of noncontrolling interest-redeemable for the three months ended March 31, 2015 (amounts in thousands):

Balance as of December 31, 2014	$11,517
Net income attributable to noncontrolling interest-redeemable	1,610
Noncontrolling interest-redeemable distributions	(1,830)
Balance as of March 31, 2015	$11,297
10. Allowance for Uncollectible Accounts
The following table summarizes the activity in the allowance for uncollectible accounts for the three months ended March 31, 2015 (amounts in thousands):

Balance as of December 31, 2014	$18,582
Additions	5,259
Deductions	(2,856)
Balance as of March 31, 2015	$20,985
11. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the three months ended March 31, 2015, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximate current rates.
12. Segment Information
During the first quarter of 2015, the Company had a change in the composition of segments due to the community-based services meeting the criteria of qualitative thresholds established by ASC 280, Segment Reporting. Prior-period segment data has been restated to reflect the newly reportable segment in which community-based services were previously included in home-based services.

The Company’s reportable segments consist of home health services, community-based services, hospice services and facility-based services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements.
The following tables summarize the Company’s segment information for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended March 31, 2015
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$146,592	$16,851	$9,773	$19,863	$193,079
Cost of service revenue	85,546	10,099	6,900	11,881	114,426
Provision for bad debts	4,476	347	180	256	5,259
General and administrative expenses	46,454	4,888	2,217	5,739	59,298
Operating income	10,116	1,517	476	1,987	14,096
Interest expense	(430)	(60)	(6)	(49)	(545)
Income before income taxes and noncontrolling interest	9,686	1,457	470	1,938	13,551
Income tax expense	3,657	620	45	407	4,729
Net income	6,029	837	425	1,531	8,822
Less net income attributable to noncontrolling interests	1,521	246	(20)	270	2,017
Net income attributable to LHC Group, Inc.’s common stockholders	$4,508	$591	$445	$1,261	$6,805
Total assets	$385,653	$34,019	$32,971	$38,321	$490,964

	Three Months Ended March 31, 2014
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$127,793	$15,222	$887	$19,779	$163,681
Cost of service revenue	75,800	8,897	644	11,993	97,334
Provision for bad debts	2,623	105	31	603	3,362
General and administrative expenses	44,194	4,444	323	5,618	54,579
Operating income (loss)	5,176	1,776	(111)	1,565	8,406
Interest expense	(307)	(39)	(3)	(39)	(388)
Income (loss) before income taxes and noncontrolling interest	4,869	1,737	(114)	1,526	8,018
Income tax expense	2,270	346	23	284	2,923
Net income (loss)	2,599	1,391	(137)	1,242	5,095
Less net income attributable to noncontrolling interests	607	201	—	219	1,027
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$1,992	$1,190	$(137)	$1,023	$4,068
Total assets	$400,911	$28,919	$1,544	$36,726	$468,100

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after March 31, 2015;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with SEC laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.
The forward-looking statements included in this report reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), as updated by our subsequent filings with the SEC. This report should be read in conjunction with the 2014 Form 10-K, and all of our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K made with the SEC through the date of this report.
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
OVERVIEW
We provide quality cost-effective post-acute health care services to our patients. As of March 31, 2015, we have 341 service providers in 29 states: Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. Our services are classified into four segments: (1) home health services; (2) hospice services; (3) community-based services and (4) facility-based services offered through our long-term acute care hospitals (“LTACHs”).
Through our home health services segment, we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational and speech therapy. As of March 31, 2015, we operate 279 home health services locations, of which 162 are wholly-owned, 111 are majority-owned through equity joint ventures, three are under license lease arrangements and the operations of the remaining three locations are only managed by us. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and organic development.
Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of March 31, 2015, we operate 38 hospice locations, of which 25 are wholly-owned, 11 are majority-owned through equity joint ventures and two are under license lease arrangements.
Through our community-based services segment, our services are performed by paraprofessional personnel, and include assistance to the elderly, chronically ill, and disabled patients with activities of daily living. As of March 31, 2015, we operate 14 community-based services locations, all of which are wholly-owned.
We provide facility-based services principally through our LTACHs. As of March 31, 2015, we operate six LTACHs with 8 locations, of which all but one are located within host hospitals. Of these facility-based services locations, three are wholly-owned and five are majority-owned through equity joint ventures. We also wholly-own and operate a family health center and a pharmacy.
The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
Type of segment	2015	2014
Home health services	75.9%	78.1%
Hospice services	8.7	9.3
Community-based services	5.1	0.5
Facility-based services	10.3	12.1
	100.0%	100.0%
Recent Developments
Home Health Services
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
On October 30, 2014, CMS issued a final rule (effective January 1, 2015) regarding payment rates for home health services provided during 2015. The net impact of all policies in the rule is a reduction in Medicare payments of 0.3%. CMS estimates that freestanding proprietary agencies will have a 0.9% reduction in Medicare reimbursement compared with 2014 levels. The final rule includes the following elements:

•
The national, standardized 60-day episode payment rate increased from $2,869.27 in 2014 to $2,961.38 in 2015. This is a net 3.2% increase in standardized rate, due to application of (1) a wage index budget neutrality factor (+.24%) and (2) a case mix budget neutrality factor (+ 3.66%) to the 2014 standard rate which is offset by a recalibration of the case mix, then subtracting the rebasing adjustment of -$80.95 (2.82% of 2014 rates), then applying the net market basket adjustment of +2.1% (Market Basket=+2.6%, Productivity Adjustment=-0.5%).

•
The 2013 Office of Management and Budget ("OMB") core-based statistical area (“CBSA”) designations for calculating wage indexes were adopted. The final rule would transition the HHA wage index using a 50/50 blend of the existing CBSA designations and the new CBSA designations outlined in a February 28, 2013, Office of Management and Budget bulletin, respectively. In this process, 37 counties will shift from urban to rural and 105 counties will shift from rural to urban.

•
The face-to-face narrative requirement was eliminated. CMS will only consider medical records from the patient’s certifying physician or discharging facility in determining initial eligibility for Medicare’s home health benefit.

Physician claims for certification/re-certification of eligibility (not the face-to-face encounter visit) will be considered a non-covered service if the HHA claim was non-covered because the patient was ineligible for the home health benefit.

•
The scheduling and administration of therapy reassessments was modified to every 30 calendar days as opposed to tracking and counting therapy visits, especially for multiple-discipline therapy episodes.

•
The 3% rural add-on will only apply to counties that are classified as rural under the 2013 CBSA designations. Nationally, 37 counties will shift from urban to rural and pick up the rural add-on, and 105 counties will shift from rural to urban and will lose the rural add-on, but may offset some of that loss by a positive increase in wage index.

•	CMS also made several minor policy changes, which will not affect reimbursement.
On April 14, 2015, legislation was passed, which limits any increase in home health payments to 1% for fiscal year 2018, and extended the 3% rural home health safeguard for two years through December 31, 2017.
Hospice Services
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
On April 30, 2015, CMS issued a proposed rule that would update the Medicare hospice payment rates and wage index for fiscal year 2016, which is estimated to be an increase in payment rates of 1.3%. CMS is proposing two routine home care rates, in a budget-neutral manner, to provide separate payment rates for the first 60 days of care and care beyond 60 days. In addition to the two routine home care rates, CMS is proposing a service intensity add-on payment that would help to promote and compensate for the provision of skilled visits at end of life. As proposed, fiscal year 2016 will be the seventh and final year of the Budget Neutrality Adjustment Factor for hospice. CMS is proposing to update the aggregate hospice cap to $27,624.41 for fiscal year 2016.
Community-Based Services
Community-based services are care services, which are primarily performed by a paraprofessional personnel, and include assistance to the elderly, chronically ill, and disabled patients with activities of daily living. Revenue is generated on an hourly basis and our current primary payors are TennCare Managed Care Organization and Medicaid. Approximately 83% of our net service revenue in this segment was generated in Tennessee.
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
On April 17, 2015, CMS issued a proposed rule to update fiscal year 2016 payment policies and rates under the IPPS and LTACH PPS rates, which would affect discharges occurring on or after October 1, 2015. CMS projects that LTACH PPS rates would decrease by 4.6%. This estimated decrease is primarily attributable to the statutory decrease in payment rates for site neutral LTACH PPS cases that do not meet the clinical criteria to qualify for higher LTACH rates. Cases that do qualify for higher LTACH PPS rates will see a payment rate increase of 1.9% (based on a market basket update of 2.7% adjusted by a multi-factor productivity adjustment of -0.6 percentage point and an additional adjustment of -0.2 percentage point in accordance with the Affordable Care Act).
None of the above described estimated changes to Medicare payments for home health, hospice and LTACHs for 2015 include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.
RESULTS OF OPERATIONS
Three months ended March 31, 2015
Consolidated financial statements
The following table summarizes our consolidated results of operations for the three months ended March 31, 2015 and 2014 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2015			2014			Increase (Decrease)	Percentage Change
Net service revenue	$193,079			$163,681			$29,398	18.0%
Cost of service revenue	114,426	59.3%		97,334	59.5%		17,092	17.6
Provision for bad debts	5,259	2.7		3,362	2.1		1,897	56.4
General and administrative expenses	59,298	30.7		54,579	33.3		4,719	8.6
Income tax expense	4,729	41.0	(1)	2,923	41.8	(1)	1,806	61.8
Noncontrolling interest	2,017			1,027			990
Total non-operating income (expense)	(545)			(388)			(157)
Net income attributable to LHC Group, Inc.’s common stockholders	$6,805			$4,068			$2,737

(1)	Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders.
Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended March 31, 2015 and the related change from the same period in 2014 (amounts in thousands, except admissions, census, episode data, patient days and billable hours):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$133,603	$—	$133,603	4.5%	$12,989	$146,592	14.7%
Revenue Medicare	$102,933	$—	$102,933	2.9	$10,741	$113,674	13.7
New Admissions	32,819	—	32,819	6.2	3,146	35,965	16.3
New Medicare Admissions	22,520	—	22,520	6.5	2,355	24,875	17.7
Average Census	33,239	—	33,239	0.8	3,211	36,450	10.5
Average Medicare Census	24,804	—	24,804	(0.5)	2,431	27,235	9.2
Home Health Episodes	42,499	—	42,499	0.3	4,185	46,684	10.2
Hospice services
Revenue	$15,425	$—	$15,425	1.3	$1,426	$16,851	10.7
Revenue Medicare	$14,268	$—	$14,268	0.8	$1,347	$15,615	10.3
New Admissions	1,369	—	1,369	11.1	112	1,481	20.2
New Medicare Admissions	1,182	—	1,182	11.0	103	1,285	20.7
Average Census	1,240	—	1,240	1.4	117	1,357	11.0
Average Medicare Census	1,144	—	1,144	1.8	112	1,256	11.7
Patient days	111,617	—	111,617	1.4	10,562	122,179	11.0
Community-based services
Revenue	$1,415	$103	$1,518	71.3%	$8,255	$9,773	1,003.0%
Billable hours	62,224	3,017	65,241	58.9%	228,775	294,016	616.0%
Facility-based services
LTACHs
Revenue	$19,192	$—	$19,192	1.0	—	$19,192	1.0
Patient days	16,162	—	16,162	(1.8)	—	16,162	(1.8)

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic revenue and admissions increased in our home health services segment and hospice services segment due to the combination of an increase in patients on census and the successful execution of same store growth strategies.
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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2015		2014
Home health services
Salaries, wages and benefits	$77,653	53.0%	$67,966	53.2%
Transportation	4,864	3.3	4,794	3.7
Supplies and services	3,029	2.1	3,040	2.4
Total	$85,546	58.4%	$75,800	59.3%
Hospice services
Salaries, wages and benefits	$7,092	42.1%	$6,130	40.2%
Transportation	693	4.1	665	4.4
Supplies and services	2,314	13.7	2,102	13.8
Total	$10,099	59.9%	$8,897	58.4%
Community-based services
Salaries, wages and benefits	$6,786	69.4%	$621	70.0%
Transportation	60	0.6	14	1.6
Supplies and services	54	0.6	9	1.0
Total	$6,900	70.6%	$644	72.6%
Facility-based services
Salaries, wages and benefits	$7,678	38.6%	$7,890	39.9%
Transportation	56	0.3	66	0.3
Supplies and services	4,147	20.9	4,037	20.4
Total	$11,881	59.8%	$11,993	60.6%
Consolidated cost of service revenue for the three months ended March 31, 2015 was $114.4 million, or 59.3% of net service revenue, compared to $97.3 million, or 59.5% of net service revenue, for the same period in 2014. The increase in consolidated cost of service revenue was primarily due to an increase in the number of service providers resulting from acquisitions since March 31, 2014. Cost of service revenue for the home health services, hospice services, and community-based services segments increased $8.2 million, $1.0 million, and $5.9 million, respectively, due to such acquisitions. Savings associated with the implementation of the fleet program offset costs in the home health services segment. Facility-based services consolidated cost of service revenue decreased in direct correlation to the decrease in volume.
Provision for bad debts
Consolidated provision for bad debts for the three months ended March 31, 2015 was $5.3 million, or 2.7% of net service revenue, compared to $3.4 million, or 2.1% of net service revenue, for the same period in 2014. The increase of provision for bad debts was directly attributable to an increase in net service revenue and an increase in reserve rates among various aging patient claims.
Provision for bad debts increased in the home health services segment due to additional reserves being recorded for patient claims related to prior period patient care associated with two commercial payors.  These adjustments are an isolated occurrence and negotiations between parties are ongoing. Provision for bad debts decreased in the facility-based segment due to prior year's expense having reserves related to recovery audit contractor audits.
General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2015		2014
Home health services
General and administrative	$44,492	30.4%	$42,663	33.4%
Depreciation and amortization	1,962	1.3	1,531	1.2
Total	$46,454	31.7%	$44,194	34.6%
Hospice services
General and administrative	$4,567	27.1%	$4,196	27.6%
Depreciation and amortization	321	1.9	248	1.6
Total	$4,888	29.0%	$4,444	29.2%
Community-based services
General and administrative	$2,174	22.2%	$310	35.0%
Depreciation and amortization	43	0.4	13	1.4
Total	2,217	22.6%	$323	36.4%
Facility-based services
General and administrative	$5,349	26.9%	$5,285	26.7%
Depreciation and amortization	390	2.0	333	1.7
Total	$5,739	28.9%	$5,618	28.4%
Consolidated general and administrative expenses for the three months ended March 31, 2015 was $59.3 million, or 30.7% of net service revenue, compared to $54.6 million, or 33.3% of net service revenue, for the same period in 2014. The increase in consolidated general and administrative expenses was primarily due to an increase in the number of service providers resulting from acquisitions since March 31, 2014. General and administrative expenses for the home health services, hospice services, and community-based services segments increased $4.8 million, $0.6 million, and $1.7 million, respectively, due to such acquisitions. Savings associated with the prior year closures offset costs in the home health services segment. Facility-based services general and administrative expenses increased due to the implementation of management roles in sales, and administrative support staff.
Depreciation and amortization expense increased in the home health services segment due to the capitalization of Point of Care licenses. In 2014, we successfully completed the roll out of our Point of Care technology. These licenses are depreciated over their estimated useful life, which is 36 months. Facility-based services depreciation increased due to the purchases of wound pumps, which occurred during the latter part of 2014.
Income tax expense
Consolidated income tax expense for the three months ended March 31, 2015 was $4.7 million compared to $2.9 million for the same period in 2014. Income tax expense increased in direct correlation to the increase in income before income taxes and noncontrolling interest.
Noncontrolling interest
Consolidated noncontrolling interest for the three months ended March 31, 2015 was $2.0 million compared to $1.0 million for the same period in 2014. Noncontrolling interest increased due to the overall increase in same store admissions and census, and overall operational efficiencies gained through the joint ventures use of our Point of Care platform.

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

The following table summarizes changes in cash (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$22,604	$6,103
Investing activities	(3,525)	(62,679)
Financing activities	(15,569)	45,957
The acquisitions of Deaconess and Elk Valley during 2014 had an impact on our cash flows, increasing our working capital, decreasing cash used in investing activities as there were no similar acquisitions in 2015, and decreasing cash provided by financing activities as we paid down debt in 2015 versus borrowing to fund acquisitions.
Accounts Receivable and Allowance for Uncollectible Accounts
For home health services, hospice services, and community-based services, we calculate the allowance for uncollectible accounts as a percentage of total patient receivables. The percentage changes depending on the payor and increases as the patient receivables age. For facility-based services, we calculate the allowance for uncollectible accounts based on a claim by claim review.
As of March 31, 2015, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 17.6%, or $21.0 million, compared to 16.0% or $18.6 million at December 31, 2014. Days sales outstanding as of March 31, 2015 and December 31, 2014 was 46 and 47 days, respectively.
The following table sets forth as of March 31, 2015, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$50,868	$9,171	$5,261	$3,042	$68,342
Medicaid	2,767	633	628	156	4,184
Other	27,597	6,559	7,189	5,155	46,500
Total	$81,232	$16,363	$13,078	$8,353	$119,026
The following table sets forth as of December 31, 2014, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$51,919	$7,945	$6,142	$2,131	$68,137
Medicaid	2,039	761	666	250	3,716
Other	27,375	6,253	6,164	4,435	44,227
Total	$81,333	$14,959	$12,972	$6,816	$116,080
Indebtedness
As of March 31, 2015, we had $170.9 million available for borrowing under our credit facility with $47.0 million drawn under our credit facility and $7.1 million of letters of credit outstanding. At December 31, 2014, we had $60.0 million drawn and $7.1 million of letters of credit outstanding under our credit facility.
For a discussion on our Credit Agreement with Capital One National Association, see Note 5 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
A letter of credit fee equal to the applicable Eurodollar rate multiplied-by the face amount of the letter of credit is charged upon the issuance and on each anniversary date while the letter of credit is outstanding. The agent’s standard up-front fee and other customary administrative charges will also be due upon issuance of the letter of credit along with a renewal fee on each anniversary date of such issuance while the letter of credit is outstanding. Borrowings accrue interest under the Credit Agreement at either the Base Rate or the Eurodollar rate are subject to the applicable margins set forth below:

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
At March 31, 2015, we were in compliance with all covenants contained in the Credit Agreement governing our credit facility.
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

Critical Accounting Policies
For a discussion of critical accounting policies, see Note 2 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
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
The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent approximately 55% of our patient accounts receivable as of March 31, 2015 and December 31, 2014, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
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
Malpractice, employment practices and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through March 31, 2015 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $1.0 million per security claims and $0.5 million on other claims.
We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As of March 31, 2015, we had $4.0 million of cash. Cash in excess of requirements is deposited in highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, we would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. In 2015, the FDIC will insure each depositor up to $250,000 in coverage at each separately chartered insured depository institution. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits in excess of the FDIC insurance limit and does not expect any in the future.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of March 31, 2015.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarterly period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
For a discussion of legal proceedings, see Note 8 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS.
There have been no material changes from the information included in Part I, Item 1A. “Risk Factors” of the Company’s 2014 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In October 2010, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). The Company anticipates that it will finance any future repurchases under the Stock Repurchase Program with cash from general corporate funds, or draws under its credit facility, the terms of which allow us to purchase up to $50.0 million of the Company’s common stock after June 18, 2014, without obtaining approval from the bank group that holds the Company’s debt. The Company may repurchase shares of its common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations. During the three months ended March 31, 2015, no shares were repurchased. The remaining dollar value of shares authorized to be purchased under the Share Repurchase Program was $22.5 million as of March 31, 2015.

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

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to the Form 10-Q on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

10.1	Amendment to LHC Group, Inc. Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, effective January 20, 2015.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dionne E. Viator, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

LHC GROUP, INC.

Date: May 7, 2015	/s/ Dionne E. Viator
Dionne E. Viator
Executive Vice President and Chief Financial Officer (Principal financial officer)