Form 10-Q
period 2015-06-30
LHC Group, Inc
filed 2015-08-06
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of August 4, 2015: 17,959,562 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$18,270	$531
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $23,900 and $18,582, respectively	100,124	97,498
Other receivables	1,419	1,334
Amounts due from governmental entities	979	1,164
Total receivables, net	102,522	99,996
Deferred income taxes	13,890	11,381
Prepaid income taxes	2,225	3,093
Prepaid expenses	10,799	8,724
Other current assets	5,430	3,777
Receivable due from insurance carrier	—	7,850
Total current assets	153,136	135,352
Property, building and equipment, net of accumulated depreciation of $47,873 and $44,683, respectively	34,765	34,787
Goodwill	240,214	240,019
Intangible assets, net of accumulated amortization of $7,538 and $6,560, respectively	79,027	79,685
Other assets	1,903	1,896
Total assets	$509,045	$491,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$23,444	$19,278
Salaries, wages, and benefits payable	40,489	22,466
Self-insurance reserve	8,716	6,559
Current portion of long-term debt	235	230
Amounts due to governmental entities	3,559	4,459
Legal settlement payable	—	7,850
Total current liabilities	76,443	60,842
Deferred income taxes	37,109	33,592
Income tax payable	3,415	3,415
Revolving credit facility	40,000	60,000
Long-term debt, less current portion	660	778
Total liabilities	157,627	158,627
Noncontrolling interest — redeemable	11,981	11,517
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 22,207,136 and 22,015,211 shares issued in 2015 and 2014, respectively	222	220
Treasury stock — 4,773,160 and 4,734,363 shares at cost, respectively	(36,989)	(35,660)
Additional paid-in capital	111,849	108,708
Retained earnings	261,126	245,371
Total LHC Group, Inc. stockholders’ equity	336,208	318,639
Noncontrolling interest — non-redeemable	3,229	2,956
Total equity	339,437	321,595
Total liabilities and equity	$509,045	$491,739
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net service revenue	$200,172	$188,867	$393,251	$352,548
Cost of service revenue	116,639	111,527	231,065	208,861
Gross margin	83,533	77,340	162,186	143,687
Provision for bad debts	4,805	4,363	10,064	7,725
General and administrative expenses	60,370	59,723	119,668	114,302
Operating income	18,358	13,254	32,454	21,660
Interest expense	(554)	(830)	(1,099)	(1,218)
Income before income taxes and noncontrolling interest	17,804	12,424	31,355	20,442
Income tax expense	6,220	4,352	10,949	7,275
Net income	11,584	8,072	20,406	13,167
Less net income attributable to noncontrolling interests	2,634	2,011	4,651	3,038
Net income attributable to LHC Group, Inc.’s common stockholders	$8,950	$6,061	$15,755	$10,129
Earnings per share — basic:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.51	$0.35	$0.91	$0.59
Earnings per share — diluted:
Net income attributable to LHC Group, Inc.'s common stockholders	$0.51	$0.35	$0.90	$0.59
Weighted average shares outstanding:
Basic	17,410,971	17,233,264	17,366,141	17,190,070
Diluted	17,529,100	17,277,224	17,528,101	17,268,556

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2014	$220	22,015,211	$(35,660)	(4,734,363)	$108,708	$245,371	$2,956	$321,595
Net income	—	—	—	—	—	15,755	866	16,621	(1)
Noncontrolling interest	—	—	—	—	—	—	155	155
Purchase of noncontrolling interest	—	—	—	—	(275)	—	—	(275)
Noncontrolling interest distributions	—	—	—	—	—	—	(748)	(748)
Stock options exercised	—	9,500	—	—	145	—	—	145
Nonvested stock compensation	—	—	—	—	2,073	—	—	2,073
Issuance of vested stock	—	169,655	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,329)	(38,797)	—	—	—	(1,329)
Excess tax benefits — vesting nonvested stock	—	—	—	—	811	—	—	811
Issuance of common stock under Employee Stock Purchase Plan	2	12,770	—	—	387	—	—	389
Balance as of June 30, 2015	$222	22,207,136	$(36,989)	(4,773,160)	$111,849	$261,126	$3,229	$339,437

(1)
Net income excludes net income attributable to noncontrolling interest-redeemable of $3.8 million during the six months ending June 30, 2015. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$20,406	$13,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,801	4,413
Provision for bad debts	10,064	7,725
Stock-based compensation expense	2,073	2,069
Deferred income taxes	1,008	844
Impairment of intangibles	248	—
Loss on disposal of assets	404	144
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(12,812)	(8,625)
Prepaid expenses and other assets	(3,735)	(301)
Prepaid income taxes	868	512
Accounts payable and accrued expenses	24,341	4,249
Net amounts due to/from governmental entities	(715)	(401)
Net cash provided by operating activities	47,951	23,796
Investing activities:
Purchases of property, building and equipment	(5,205)	(3,419)
Cash paid for acquisitions, primarily goodwill and intangible assets	(566)	(65,103)
Net cash (used in) investing activities	(5,771)	(68,522)
Financing activities:
Proceeds from line of credit	2,000	68,000
Payments on line of credit	(22,000)	(21,000)
Proceeds from employee stock purchase plan	389	391
Payments on debt	(113)	(91)
Noncontrolling interest distributions	(4,069)	(3,122)
Payment of deferred financing fees	—	(799)
Excess tax benefits from vesting of stock awards	811	112
Redemption of treasury shares	(1,329)	(850)
Purchase of additional controlling interest	(275)	(95)
Proceeds from exercise of stock options	145	—
Sale of noncontrolling interest	—	193
Net cash provided by (used in) financing activities	(24,441)	42,739
Change in cash	17,739	(1,987)
Cash at beginning of period	531	14,014
Cash at end of period	$18,270	$12,027
Supplemental disclosures of cash flow information:
Interest paid	$765	$1,177
Income taxes paid	$8,208	$6,064
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home health services, hospice services, community-based services, and facility-based services, the latter primarily through long-term acute care hospitals (“LTACHs”). As of June 30, 2015, the Company, through its wholly-owned and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated 337 service providers in 28 states within the continental United States.
Unaudited Interim Financial Information
The condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, and the related condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014, condensed consolidated statement of changes in equity for the six months ended June 30, 2015, condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 and related notes (collectively, these financial statements and the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Wholly-owned subsidiaries	54.5%	54.5%	54.2%	52.0%
Equity joint ventures	43.6	42.9	43.7	45.3
License leasing arrangements	1.0	1.8	1.2	1.9
Management services	0.9	0.8	0.9	0.8
	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Payor:
Medicare	74.0%	75.3%	74.3%	76.9%
Medicaid	1.5	1.4	1.5	1.3
Other	24.5	23.3	24.2	21.8
	100.0%	100.0%	100.0%	100.0%
The following table sets forth the percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Home health services	76.6%	77.2%	76.3%	77.7%
Hospice services	9.3	9.0	9.0	9.1
Community-based services	5.1	4.5	5.1	2.6
Facility-based services	9.0	9.3	9.6	10.6
	100.0%	100.0%	100.0%	100.0%
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
Final payments from Medicare may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required. In calculating net service revenue, management estimates the impact of these payment adjustments based on historical experience and records this estimate as the services are rendered using the expected level of services that will be provided.
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
The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average number of shares outstanding for basic per share calculation	17,410,971	17,233,264	17,366,141	17,190,070
Effect of dilutive potential shares:
Options	3,717	3,750	2,741	4,031
Nonvested stock	114,412	40,210	159,219	74,455
Adjusted weighted average shares for diluted per share calculation	17,529,100	17,277,224	17,528,101	17,268,556
Anti-dilutive shares	—	187,179	190,385	210,570
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
3. Acquisitions and Disposals
The Company acquired the majority-ownership of one home health agency and one community-based services agency during the six months ended June 30, 2015. The total aggregate purchase price for the Company’s acquisition was $0.6 million, which was paid in cash. The purchase price was determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.
Acquired intangible assets consist of a Medicare license, Medicaid license, and trade name. The fair value of the acquired intangible assets was $0.4 million.
The Company's home health services segment and community-based services segment each recognized goodwill of $0.2 million. Goodwill generated from the acquisition was recognized based on the expected contribution of the acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The acquisition was accounted for under the acquisition method of accounting, and, accordingly, the accompanying interim financial information includes the results of operations of the acquired entity from the date of acquisition.

4. Goodwill and Intangibles
The changes in recorded goodwill by reporting unit for the six months ended June 30, 2015 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Community-based reporting unit	Facility-based reporting unit	Total
Balance as of December 31, 2014	$196,296	$14,793	$17,339	$11,591	$240,019
Goodwill from acquisitions	138	—	204	—	342
Goodwill related to noncontrolling interests	14	—	22	—	36
Goodwill related to disposal	(156)	—	(27)	—	(183)
Balance as of June 30, 2015	$196,292	$14,793	$17,538	$11,591	$240,214
Intangible assets consisted of the following as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$54,855	$—	$54,855
Certificates of need/licenses	Indefinite	19,259	—	19,259
Indefinite-lived balance at end of period		$74,114	$—	$74,114
Definite-lived assets:
Trade names	2 months — 5 years	$8,227	$(3,633)	$4,594
Non-compete agreements	1 month — 3 years	4,224	(3,905)	319
Definite-lived balance at end of period		$12,451	$(7,538)	$4,913
Balance as of June 30, 2015		$86,565	$(7,538)	$79,027

	December 31, 2014
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$54,732	$—	$54,732
Certificates of need/licenses	Indefinite	19,058	—	19,058
Indefinite-lived balance at end of period		$73,790	$—	$73,790
Definite-lived assets:
Trade names	2 months — 5 years	$8,230	$(2,797)	$5,433
Non-compete agreements	3 months — 3 years	4,225	(3,763)	462
Definite-lived balance at end of period		$12,455	$(6,560)	$5,895
Balance as of December 31, 2014		$86,245	$(6,560)	$79,685
Intangible assets of $65.7 million, net of accumulated amortization, were related to the home health services segment, $5.0 million were related to the hospice segment, $7.3 million were related to the community-based services segment and $1.0 million were related to the facility-based services segment as of June 30, 2015.
5. Debt
Credit Facility

On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The Credit Agreement replaces the Third Amended and Restated Credit Agreement with Capital One, National Association, dated August 31, 2012. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at either a (1) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or (2) Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at the same time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at June 30, 2015 was 4.00% and the Eurodollar rate was 1.94%. As of June 30, 2015, the interest rate on outstanding borrowings was 1.94%.
As of June 30, 2015 and December 31, 2014, respectively, the Company had $40.0 million and $60.0 million drawn and letters of credit totaling $7.1 million outstanding under its credit facilities with Capital One, National Association.
As of June 30, 2015, the Company had $177.9 million available for borrowing under the Credit Agreement with Capital One, National Association.
.
6. Income Taxes
As of June 30, 2015, an unrecognized tax benefit of $3.4 million was recorded in income tax payable, which, if recognized, would decrease the Company’s effective tax rate. All of the Company’s unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011. On July 30, 2014, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment asserting that a portion of the original tax deduction claimed by the Company associated with the settlement with the United States of America should be disallowed. The Company is currently appealing this proposed adjustment with IRS Appeals. The Company intends to vigorously defend its original position of the deductibility of the full settlement amount on its 2011 tax return.

7. Stockholder’s Equity
Equity Based Awards
The 2010 Long Term Incentive Plan (the “2010 Incentive Plan”) is administered by the Compensation Committee of the Company’s Board of Directors. A total of 1,500,000 shares of the Company’s common stock are reserved and 499,037 shares are currently available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
During the six months ended June 30, 2015, the Company’s independent directors were granted 16,200 nonvested shares of common stock under the 2005 Director Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved and available for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the six months ended June 30, 2015, employees were granted 174,865 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares vest over a five year period, conditioned on continued employment. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the six months ended June 30, 2015 was $33.80.

The following table represents the nonvested stock activity for the six months ended June 30, 2015:

	Number of Shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2014	524,287	$22.56
Granted	191,065	$33.80
Vested	(166,529)	$23.32
Forfeited	(15,880)	$22.44
Nonvested shares outstanding as of June 30, 2015	532,943	$26.35
During the six months ended June 30, 2015, an independent director of the Company received a share based award, which will be settled in cash at March 1, 2016. The amount of such cash payment will equal the fair market value of 1,800 shares on the settlement date.
As of June 30, 2015, there was $11.3 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.25 years. The total fair value of shares of common stock vested during the six months ended June 30, 2015 and 2014 was $3.9 million and $3.6 million, respectively. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $2.1 million of compensation expense related to nonvested stock grants in the six months ended June 30, 2015 and 2014, respectively.
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
The table below details the shares of common stock issued during 2015:

	Number of Shares	Per share price
Shares available as of December 31, 2014	236,483
Shares issued during three months ended March 31, 2015	7,068	$29.62
Shares issued during three months ended June 30, 2015	5,702	$31.38
Shares available as of June 30, 2015	223,713
Stock Options
During the six months ended June 30, 2015, 9,500 options were exercised at a weighted average exercise price of $15.21. No options were granted or forfeited. As of June 30, 2015, 5,500 options are outstanding with an exercise price of $19.75. These options expire on June 14, 2016.
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the six months ended June 30, 2015, the Company redeemed 38,797 shares of common stock valued at $1.3 million, related to these tax obligations.

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
On March 25, 2014, the McCormack derivative action was consolidated with the Plummer derivative action described above. The parties are presently discussing future case scheduling. The Company believes these claims are without merit and intends to defend this consolidated lawsuit vigorously. The Company cannot predict the outcome or effect of this consolidated lawsuit, if any, on the Company’s financial condition and results of operations.
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
The following table summarizes the activity of noncontrolling interest-redeemable for the six months ended June 30, 2015 (amounts in thousands):

Balance as of December 31, 2014	$11,517
Net income attributable to noncontrolling interest-redeemable	3,785
Noncontrolling interest-redeemable distributions	(3,321)
Balance as of June 30, 2015	$11,981
10. Allowance for Uncollectible Accounts

The following table summarizes the activity in the allowance for uncollectible accounts for the six months ended June 30, 2015 (amounts in thousands):

Balance as of December 31, 2014	$18,582
Additions	10,064
Deductions	(4,746)
Balance as of June 30, 2015	$23,900
11. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the six months ended June 30, 2015, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximates current rates.
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
The Company’s reportable segments consist of home health services, hospice services, community-based services, and facility-based services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The following tables summarize the Company’s segment information for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended June 30, 2015
	Home health services	Hospice services	Community-based services	Facility- based services	Total
Net service revenue	$153,272	$18,632	$10,312	$17,956	$200,172
Cost of service revenue	87,045	10,844	7,456	11,294	116,639
Provision for bad debts	3,645	299	691	170	4,805
General and administrative expenses	47,576	5,111	2,068	5,615	60,370
Operating income	15,006	2,378	97	877	18,358
Interest expense	(438)	(61)	(6)	(49)	(554)
Income before income taxes and noncontrolling interest	14,568	2,317	91	828	17,804
Income tax expense (1)	4,740	723	215	542	6,220
Net income (loss)	9,828	1,594	(124)	286	11,584
Less net income attributable to noncontrolling interests	2,251	253	(52)	182	2,634
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$7,577	$1,341	$(72)	$104	$8,950
Total assets	$400,906	$36,178	$33,131	$38,830	$509,045
(1)  During the three months ended, June 30, 2015, the Company's internal allocation methodology for recording income tax expense was changed to record each segment's respective tax expense on pretax net income at the Company's effective tax rate of 41.0%; the change was done on a year-to-date basis. Prior to this quarter, income tax expense was allocated to each segment based on their respective percentage of equity. There is no impact on the Company's consolidated income tax expense.

	Three Months Ended June 30, 2014
	Home health services	Hospice services	Community-based services	Facility- based services	Total
Net service revenue	$145,861	$17,068	$8,399	$17,539	$188,867
Cost of service revenue	84,278	10,151	5,945	11,153	111,527
Provision for bad debts	3,701	93	367	202	4,363
General and administrative expenses	47,661	4,789	2,065	5,208	59,723
Operating income	10,221	2,035	22	976	13,254
Interest expense	(657)	(83)	(7)	(83)	(830)
Income before income taxes and noncontrolling interest	9,564	1,952	15	893	12,424
Income tax expense	3,405	530	31	386	4,352
Net income (loss)	6,159	1,422	(16)	507	8,072
Less net income attributable to noncontrolling interests	1,541	335	(4)	139	2,011
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$4,618	$1,087	$(12)	$368	$6,061
Total assets	$390,542	$35,530	$34,712	$36,841	$497,625

	Six Months Ended June 30, 2015
	Home health services	Hospice services	Community-based services	Facility- based services	Total
Net service revenue	$299,864	$35,483	$20,085	$37,819	$393,251
Cost of service revenue	172,591	20,943	14,356	23,175	231,065
Provision for bad debts	8,121	646	871	426	10,064
General and administrative expenses	94,030	9,999	4,285	11,354	119,668
Operating income	25,122	3,895	573	2,864	32,454
Interest expense	(868)	(121)	(12)	(98)	(1,099)
Income before income taxes and noncontrolling interest	24,254	3,774	561	2,766	31,355
Income tax expense	8,397	1,343	260	949	10,949
Net income	15,857	2,431	301	1,817	20,406
Less net income (loss) attributable to noncontrolling interests	3,772	499	(72)	452	4,651
Net income attributable to LHC Group, Inc.’s common stockholders	$12,085	$1,932	$373	$1,365	$15,755

	Six Months Ended June 30, 2014
	Home health services	Hospice services	Community-based services	Facility- based services	Total
Net service revenue	$273,654	$32,290	$9,286	$37,318	$352,548
Cost of service revenue	160,078	19,048	6,589	23,146	208,861
Provision for bad debts	6,324	198	398	805	7,725
General and administrative expenses	91,855	9,233	2,388	10,826	114,302
Operating income (loss)	15,397	3,811	(89)	2,541	21,660
Interest expense	(964)	(122)	(10)	(122)	(1,218)
Income (loss) before income taxes and noncontrolling interest	14,433	3,689	(99)	2,419	20,442
Income tax expense	5,675	876	54	670	7,275
Net income (loss)	8,758	2,813	(153)	1,749	13,167
Less net income attributable to noncontrolling interests	2,148	536	(4)	358	3,038
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$6,610	$2,277	$(149)	$1,391	$10,129
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after June 30, 2015;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with SEC laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.
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
OVERVIEW
We provide quality cost-effective post-acute health care services to our patients. As of June 30, 2015, we have 337 service providers in 28 states: Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. Our services are classified into four segments: (1) home health services; (2) hospice services; (3) community-based services and (4) facility-based services offered through our long-term acute care hospitals (“LTACHs”).
Through our home health services segment, we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational and speech therapy. As of June 30, 2015, we operate 276 home health services locations, of which 160 are wholly-owned, 110 are majority-owned through equity joint ventures, three are under license lease arrangements and the operations of the remaining three locations are only managed by us. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and organic development.
Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of June 30, 2015, we operate 38 hospice locations, of which 25 are wholly-owned, 11 are majority-owned through equity joint ventures and two are under license lease arrangements.
Through our community-based services segment, our services are performed by paraprofessional personnel, and include assistance to the elderly, chronically ill, and disabled patients with activities of daily living. As of June 30, 2015, we operate 13 community-based services locations, of which 12 are wholly-owned and one is majority-owned through equity joint ventures.
We provide facility-based services principally through our LTACHs. As of June 30, 2015, we operate six LTACHs with eight locations, of which all but one are located within host hospitals. Of these facility-based services locations, three are wholly-owned and five are majority-owned through equity joint ventures. We also wholly-own and operate a family health center and a pharmacy.
The percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Type of segment	2015	2014	2015	2014
Home health services	76.6%	77.2%	76.3%	77.7%
Hospice services	9.3	9.0	9.0	9.1
Community-based services	5.1	4.5	5.1	2.6
Facility-based services	9.0	9.3	9.6	10.6
	100.0%	100.0%	100.0%	100.0%

Recent Developments
Home Health Services
When the Patient Protection and Affordable Care Act (“PPACA”) was enacted in 2010, it changed a number of Medicare payment rates, including the reinstatement of the 3% home health rural add-on, which began on April 1, 2010 (expiring January 1, 2016). Other changes from PPACA that took effect on or after January 1, 2011 are:

•	reducing the market basket adjustment to be determined by CMS for each of 2011, 2012 and 2013 by 1%.

•	instituting a full productivity adjustment beginning in 2015, and

•	rebasing of the base payment rate for Medicare beginning in 2014 and phasing in over a four year period.
On November 22, 2013, CMS issued a final rule (effective January 1, 2014) regarding payment rates for home health services provided during 2014, which includes the following elements:

•	decreased base payment rate by 1.05%, which is made up of a market basket increase of 2.3%, rebasing decrease of 2.75% and HH PPS Grouper refinements decrease of 0.6%.

•
reduced the average case-mix weight for 2014 from 1.3464 to 1.0000. To offset the effect of resetting the case mix average to 1.000, CMS upwardly-adjusted the national, standardized 60-day episode payment rate by the same factor that it used to decrease the case-mix weights from $2,137.73 in 2013 to $2,869.27 in 2014.

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

•
The 2013 Office of Management and Budget ("OMB") core-based statistical area (“CBSA”) designations for calculating wage indexes will be adopted. The proposed rule would update the HHA wage index using a 50/50 blend of the existing CBSA designations and the new CBSA designations outlined in a February 28, 2013, Office of Management and Budget bulletin, respectively. Nationally, 37 counties will shift from urban to rural and 105 counties will shift from rural to urban.

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

•
The 3% rural add-on will only apply to counties that are classified as rural under the 2013 CBSA designation. Nationally, 37 counties will shift from urban to rural and pick up the rural add-on, and 105 counties will shift from rural to urban and will lose the rural add-on, but may offset some of that loss by a positive increase in wage index.

•	CMS also made several minor policy changes, which will not affect reimbursement.
On April 14, 2015, legislation was passed which limits any increase in home health payments to 1% for fiscal year 2018, and extends the 3% rural home health safeguard for two years through December 31, 2017.
On July 6, 2015, CMS issued a proposed rule (effective January 1, 2016) regarding payment rates for home health services provided during 2016. The national, standardized 60-day episode payment rate will decrease to $2,938.37 in 2016. The rural rate will be $3,026.52. This is a net 1.8% decrease in the national, standardized 60-day episode payment rate, due to application of (1) rebasing decrease of 2.73%, (2) case-mix adjustment decrease of 1.72%, and (3) productivity adjustment decrease of 0.6%.
In addition, CMS is proposing to implement a Home Health Value-Based Purchasing ("HHVBP") program that is intended to incentivize the delivery of high-quality patient care. The HHVBP program would withhold 5% to 8% of Medicare payments, which would be redistributed to participating home health agencies depending on their performance relative to specified measures. The HHVBP would apply to all home health agencies in Arizona, Florida, Iowa, Massachusetts, Maryland, Nebraska, North Carolina, Tennessee, and Washington.
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
On July 31, 2015, CMS issued a final rule that would update the Medicare hospice payment rates and wage index for fiscal year 2016, which is estimated to be an increase in payment rates of 1.1%. Beginning January 1, 2016, CMS is finalizing its proposal for two routine home care rates, in a budget-neutral manner, to provide separate payment rates for the first 60 days of care and care beyond 60 days. In addition to the two routine home care rates, CMS is implementing a service intensity add-on payment that would help to promote and compensate for the provision of skilled visits at end of life. As finalized, fiscal year 2016 will be the seventh and final year of the Budget Neutrality Adjustment Factor for hospice. CMS is updating the aggregate hospice cap to $27,382.63 for the cap year ending October 31, 2015 and to $27,820.75 for the 2016 cap year. CMS is also changing the hospice inpatient and aggregate cap year to coincide with the fiscal year (October 1 to September 30) beginning October 1, 2017. The following table shows the hospice Medicare payment rates for fiscal year 2016, which begins on October 1, 2015 and will end September 30, 2016:

Description	Rate per patient day
Routine Home Care (October 1, 2015 through December 31, 2015)	$161.89
Routine Home Care days 1-60 (effective January 1, 2016)	$186.84
Routine Home Care days 60+ (effective January 1, 2016)	$146.83
Continuous Home Care	$944.79
Full Rate = 24 hours of care
$39.37 = hourly rate
Inpatient Respite Care	$167.45
General Inpatient Care	$720.11

Community-Based Services
Community-based services are care services, which are primarily performed by paraprofessional personnel, and include assistance to the elderly, chronically ill, and disabled patients with activities of daily living. Revenue is generated on an hourly basis and our current primary payors are TennCare Managed Care Organization and Medicaid. Approximately 82% of our net service revenue in this segment was generated in Tennessee.
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

•
The moratorium on new LTACH facilities and increases in LTACH beds will be renewed for the period from April 1, 2014 to September 30, 2017. Although the introductory language only refers to a moratorium extension for LTACH bed increases, the amendment to the Medicare, Medicaid, and SCHIP Extension Act (“MMSEA”) would extend both moratoriums. No exceptions will apply during this extension of the moratoriums. The original rule renewed the moratorium for the period beginning January 1, 2015; however, a provision within HR4302 accelerated the moratorium period beginning on April 1, 2014.

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
On July 31, 2015, CMS issued a final rule to update fiscal year 2016 payment policies and rates under the IPPS and LTACH PPS, which affects discharges occurring in cost reporting periods beginning on or after October 1, 2015. CMS projects that LTACH PPS rates would decrease by 4.6%. This estimated decrease is primarily attributable to the statutory decrease in payment rates for site neutral LTACH PPS cases that do not meet the clinical criteria to qualify for higher LTACH rates in cost reporting years beginning on or after October 1, 2015. Cases that do qualify for higher LTACH PPS rates will see a payment rate increase of 1.7% (based on a market basket update of 2.4% adjusted by a multi-factor productivity adjustment of -0.5 percentage point and an additional adjustment of -0.2 percentage point in accordance with the Affordable Care Act). CMS also finalized its proposal to implement a transitional blended payment rate (50% site neutral rate and 50% LTACH PPS rates) for site neutral discharges occurring in fiscal years 2016 and 2017.
None of the above described estimated changes to Medicare payments for home health, hospice and LTACHs for 2016 include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.

RESULTS OF OPERATIONS
Three months ended June 30, 2015 compared to three months ended June 30, 2014
Consolidated financial statements
The following table summarizes our consolidated results of operations for the three months ended June 30, 2015 and 2014 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2015			2014			Increase (Decrease)	Percentage change of net service revenue
Net service revenue	$200,172			$188,867			$11,305
Cost of service revenue	116,639	58.3%		111,527	59.1%		5,112	(0.8)%
Provision for bad debts	4,805	2.4		4,363	2.3		442	0.1
General and administrative expenses	60,370	30.2		59,723	31.6		647	(1.4)
Income tax expense	6,220	41.0	(1)	4,352	41.8	(1)	1,868	(0.8)
Noncontrolling interest	2,634			2,011			623
Total non-operating income (expense)	(554)			(830)			(276)
Net income attributable to LHC Group, Inc.’s common stockholders	$8,950			$6,061			$2,889

(1)	Percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders plus noncontrolling interest.
Net service revenue
The following table sets forth the growth or loss of each of our segment’s revenue and patient statistical data for the three months ended June 30, 2015 and the related change from the same period in 2014 (revenue amounts are in thousands):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth %
Home health services
Revenue	$148,244	$369	$148,613	2.7%	$4,659	$153,272	5.9%
Revenue Medicare	$113,285	$308	$113,593	1.7	$4,152	$117,745	5.4
New Admissions	34,045	90	34,135	1.7	1,076	35,211	4.9
New Medicare Admissions	22,888	72	22,960	0.9	902	23,862	4.8
Average Census	35,810	186	35,996	(0.4)	838	36,834	1.9
Average Medicare Census	26,483	130	26,613	(0.9)	723	27,336	1.8
Home Health Episodes	46,335	63	46,398	(0.6)	1,427	47,825	2.4
Hospice services
Revenue	$18,632	$—	$18,632	9.2	$—	$18,632	9.2
Revenue Medicare	$17,218	$—	$17,218	9.1	$—	$17,218	9.1
New Admissions	1,497	—	1,497	5.0	—	1,497	5.0
New Medicare Admissions	1,316	—	1,316	3.9	—	1,316	3.9
Average Census	1,446	—	1,446	5.5	—	1,446	5.5
Average Medicare Census	1,328	—	1,328	5.5	—	1,328	5.5
Patient days	131,565	—	131,565	5.5	—	131,565	5.5
Community-based services
Revenue	$9,976	$—	$9,976	18.8	$336	$10,312	22.8
Billable hours	298,669	—	298,669	8.9	17,929	316,598	15.4
Facility-based services
LTACHs
Revenue	$17,311	$—	$17,311	3.1	$—	$17,311	3.1
Patient days	15,393	—	15,393	3.0	—	15,393	3.0

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic home health revenue for the three months ended June 30, 2015 increased as compared to the same period in 2014 due to an increase in admissions and an increase in the standardized 60-day episodic payment rate, which was partially offset by decreases in census and episodes caused by a decrease in length of stay.
Total organic hospice services revenue for the three months ended June 30, 2015 increased as compared to the same period in 2014 due to the combination of an increase in patients on census and the successful execution of same store growth strategies.
Organic growth is primarily generated by population growth in areas covered by mature agencies and by increased market share in acquired and developing agencies. Historically, acquired agencies have the highest growth in admissions and average census in the first 24 months after acquisition, and have the highest contribution to organic growth, measured as a percentage of growth, in the second full year of operation after the acquisition.
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2015		2014
Home health services
Salaries, wages and benefits	$78,459	51.2%	$75,670	51.9%
Transportation	5,303	3.5	5,443	3.7
Supplies and services	3,283	2.1	3,165	2.2
Total	$87,045	56.8%	$84,278	57.8%
Hospice services
Salaries, wages and benefits	$7,458	40.0%	$6,973	40.9%
Transportation	761	4.1	802	4.7
Supplies and services	2,625	14.1	2,376	13.9
Total	$10,844	58.2%	$10,151	59.5%
Community-based services
Salaries, wages and benefits	$7,306	70.9%	$5,846	69.6%
Transportation	65	0.6	44	0.5
Supplies and services	85	0.8	55	0.7
Total	$7,456	72.3%	$5,945	70.8%
Facility-based services
Salaries, wages and benefits	$7,463	41.6%	$7,347	41.9%
Transportation	55	0.3	78	0.4
Supplies and services	3,776	21.0	3,728	21.3
Total	$11,294	62.9%	$11,153	63.6%
Consolidated cost of service revenue for the three months ended June 30, 2015 was $116.6 million compared to $111.5 million for the same period in 2014, an increase of $5.1 million, or 4.6%; however, as a percentage of net service revenue, it is a decrease of 0.8%. For home health services, hospice services, and community-based services, the increase was due to an increase from agencies acquired since June 30, 2014 and growth in our same-store agencies.
Provision for bad debts
Consolidated provision for bad debts for the three months ended June 30, 2015 was $4.8 million compared to $4.4 million for the same period in 2014, an increase of $0.4 million, or 10.1%; however, as a percentage of net service revenue, it is an increase of 0.1%.
Provision for bad debts was higher during the three months ended June 30, 2015 as compared to the same quarter in the previous year in the hospice services segment. During the three months ended June 30, 2014, provision for bad debts was unusually low due to the collection of a significant amount of aged accounts receivable due to pending Change of Ownership approvals. The current quarter's expense reflects normalized hospice operating activity. Provision for bad debts increased in the community-based services segment due to billing issues encountered during transition to a new software billing system. The billing issues have since been corrected, and we are beginning to collect on these patient claims. Provision for bad debts decreased in the facility-based segment due to a reduction in bad debt reserves for outstanding recovery contractor's audits that are waiting on appeals. Based on historical experience, we believe the collection risk is minimal and has been adjusted.
General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2015		2014
Home health services
General and administrative	$45,347	29.6%	$45,995	31.5%
Depreciation and amortization	2,229	1.4	1,666	1.1
Total	$47,576	31.0%	$47,661	32.6%
Hospice services
General and administrative	$4,746	25.5%	$4,529	26.5%
Depreciation and amortization	365	1.9	260	1.5
Total	$5,111	27.4%	$4,789	28.0%
Community-based services
General and administrative	$2,027	19.7%	$2,053	24.4%
Depreciation and amortization	41	0.4	12	0.1
Total	$2,068	20.1%	$2,065	24.5%
Facility-based services
General and administrative	$5,165	28.8%	$4,858	27.7%
Depreciation and amortization	450	2.5	350	2.0
Total	$5,615	31.3%	$5,208	29.7%
Consolidated general and administrative expenses for the three months ended June 30, 2015 was $60.4 million compared to $59.7 million for the same period in 2014, an increase of $0.7 million, or 1.1%; however, as a percentage of net service revenue, it is a decrease of 1.4%. Depreciation and amortization expense increased in the home health services segment and hospice services segment due to the capitalization of Point of Care licenses. In 2014, we successfully completed the roll out of our Point of Care technology. These licenses are amortized over their estimated useful life, which is 36 months. Depreciation in the facility-based services segment increased due to the purchases of patient care equipment, which occurred during the latter part of 2014.
Income tax expense
Consolidated income tax expense for the three months ended June 30, 2015 was $6.2 million compared to $4.4 million for the same period in 2014. Income tax expense increased in direct correlation to the increase in income before income taxes and noncontrolling interest.
Noncontrolling interest
Consolidated noncontrolling interest for the three months ended June 30, 2015 was $2.6 million compared to $2.0 million for the same period in 2014, an increase of $0.6 million. Noncontrolling interest increased due to the overall growth in same store agencies, and overall operational efficiencies gained through the joint ventures use of our Point of Care platform.
Six months ended June 30, 2015 compared to six months ended June 30, 2014
Consolidated financial statements
The following table summarizes our consolidated results of operations for the six months ended June 30, 2015 and 2014 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2015			2014			Increase (Decrease)	Percentage change of net service revenue
Net service revenue	$393,251			$352,548			$40,703
Cost of service revenue	231,065	58.8%		208,861	59.2%		22,204	(0.4)%
Provision for bad debts	10,064	2.6		7,725	2.2		2,339	0.4
General and administrative expenses	119,668	30.4		114,302	32.4		5,366	(2.0)
Income tax expense	10,949	41.0	(1)	7,275	41.8	(1)	3,674	(0.8)
Noncontrolling interest	4,651			3,038			1,613
Total non-operating income (expense)	(1,099)			(1,218)			(119)
Net income attributable to LHC Group, Inc.’s common stockholders	$15,755			$10,129			$5,626

(1)	Percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders plus noncontrolling interest.
Net service revenue
The following table sets forth the growth or loss of each of our segment’s revenue and patient statistical data for the six months ended June 30, 2015 and the related change from the same period in 2014 (revenue amounts are in thousands):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth %
Home health services
Revenue	$281,954	$275	$282,229	4.1%	$17,635	$299,864	10.6%
Revenue Medicare	$216,298	$217	$216,515	2.9	$14,905	$231,420	9.9
New Admissions	66,855	68	66,923	4.4	4,253	71,176	11.0
New Medicare Admissions	45,401	51	45,452	4.1	3,285	48,737	11.6
Average Census	33,647	180	33,827	(1.8)	2,780	36,607	6.3
Average Medicare Census	25,003	123	25,126	(2.6)	2,136	27,262	5.7
Home Health Episodes	88,771	98	88,869	0.3	5,640	94,509	6.7
Hospice Services
Revenue	$33,873	$—	$33,873	4.9	$1,610	$35,483	9.9
Revenue Medicare	$31,303	$—	$31,303	4.5	$1,529	$32,832	9.7
New Admissions	2,845	—	2,845	7.0	133	2,978	12.0
New Medicare Admissions	2,478	—	2,478	6.3	123	2,601	11.5
Average Census	1,263	—	1,263	(2.7)	139	1,402	8.0
Average Medicare Census	1,159	—	1,159	(2.8)	134	1,293	8.4
Patient days	241,913	—	241,913	3.0	11,831	253,744	8.1
Community-based services
Revenue	$11,334	$49	$11,383	22.6	$8,702	$20,085	116.3
Billable hours	358,470	1,255	359,725	13.1	250,890	610,615	92.1
Facility-Based Services
LTACHs
Revenue	$36,503	$—	$36,503	2.0	$—	$36,503	2.0
Patient days	31,555	—	31,555	0.5	—	31,555	0.5

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic home health revenue for the six months ended June 30, 2015 increased as compared to the same period in 2014 due to an increase in admissions and an increase in the standardized 60-day episodic payment rate, which was partially offset by a decrease in census, caused by a decrease in length of stay.
Total organic hospice services revenue for the six months ended June 30, 2015 increased as compared to the same period in 2014 due to the combination of an increase in patients on census and the successful execution of same store growth strategies, all of which were then partially offset by a decrease in length of stay.
Total organic facility-based service revenue for the six months ended June 30, 2015 increased as compared to the same period in 2014 due to the increase in patient acuity.
Organic growth is primarily generated by population growth in areas covered by mature agencies and by increased market share in acquired and developing agencies. Historically, acquired agencies have the highest growth in admissions and average census in the first 24 months after acquisition, and have the highest contribution to organic growth, measured as a percentage of growth, in the second full year of operation after the acquisition.
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six Months Ended June 30,
	2015		2014
Home health services
Salaries, wages and benefits	$156,112	52.1%	$143,636	52.5%
Transportation	10,167	3.4	10,237	3.7
Supplies and services	6,312	2.1	6,205	2.3
Total	$172,591	57.6%	$160,078	58.5%
Hospice services
Salaries, wages and benefits	$14,550	41.0%	$13,103	40.6%
Transportation	1,454	4.1	1,467	4.5
Supplies and services	4,939	13.9	4,478	13.9
Total	$20,943	59.0%	$19,048	59.0%
Community-based services
Salaries, wages and benefits	$14,092	70.2%	$6,467	69.7%
Transportation	125	0.6	58	0.6
Supplies and services	139	0.7	64	0.7
Total	$14,356	71.5%	$6,589	71.0%
Facility-based services
Salaries, wages and benefits	$15,141	40.0%	$15,237	40.8%
Transportation	111	0.3	144	0.4
Supplies and services	7,923	20.9	7,765	20.8
Total	$23,175	61.2%	$23,146	62.0%
Consolidated cost of service revenue for the six months ended June 30, 2015 was $231.1 million compared to $208.9 million for the same period in 2014, an increase of $22.2 million, or 10.6%; however, as a percentage of net service revenue, it is a decrease of 0.4%. For home health services, hospice services, and community-based services, the increase was due to an increase from agencies acquired since June 30, 2014 and growth in our same-store agencies.
Provision for bad debts
Consolidated provision for bad debts for the six months ended June 30, 2015 was $10.1 million compared to $7.7 million for the same period in 2014, an increase of $2.4 million; however, as a percentage of net service revenue, it is an increase of

0.4%. The increase of provision for bad debts was directly attributable to an increase in net service revenue and an increase in reserve rates among certain payors.
Provision for bad debts increase in the home health services segment due to additional reserves being recorded for patient claims related to prior period patient care associated with two commercial payors. These adjustments are an isolated occurrence and negotiations between parties are ongoing. Provision for bad debts was higher during the six months ended June 30, 2015 as compared to the same time in the previous year in the hospice services segment. During the six months ended June 30, 2014, provision for bad debts was unusually low due to the collection of a significant amount of aged accounts receivable due to pending Change of Ownership approvals. The current year's expense reflects normalized hospice operating activity. Provision for bad debts increased in the community-based services segment due to billing issues encountered during transition to a new software billing system. The billing issues have since been corrected, and we are beginning to collect on these patient claims. Provision for bad debts decreased in the facility-based segment due to a reduction in bad debt reserves for outstanding recovery contractor's audits that are waiting on appeals. Based on historical experience, we believe collections are likely.
General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six Months Ended June 30,
	2015		2014
Home health services
General and administrative	$89,839	30.0%	$88,658	32.4%
Depreciation and amortization	4,191	1.4	3,197	1.2
Total	$94,030	31.4%	$91,855	33.6%
Hospice services
General and administrative	$9,313	26.2%	$8,725	27.0%
Depreciation and amortization	686	1.9	508	1.6
Total	$9,999	28.1%	$9,233	28.6%
Community-based services
General and administrative	$4,201	20.9%	$2,363	25.4%
Depreciation and amortization	84	0.4	25	0.3
Total	$4,285	21.3%	$2,388	25.7%
Facility-based services
General and administrative	$10,514	27.8%	$10,143	27.2%
Depreciation and amortization	840	2.2	683	1.8
Total	$11,354	30.0%	$10,826	29.0%
Consolidated general and administrative expenses for the six months ended June 30, 2015 was $119.7 million compared to $114.3 million for the same period in 2014, an increase of $5.4 million, or 4.5%; however, as a percentage of net service revenue, it is a decrease of 2.0%. For home health services, hospice services, and community-based services, the increase was due to an increase from agencies acquired since June 30, 2014 and growth in our same-store agencies. This increase was partially offset with savings associated with prior year closures. For facility-based services segment, general and administrative expenses increased due to the implementation of management roles in sales, and administrative support staff.
Depreciation and amortization expense increased in the home health services segment and hospice services segment due to the capitalization of Point of Care licenses. In 2014, we successfully completed the roll out of our Point of Care technology. These licenses are amortized over their estimated useful life, which is 36 months. Depreciation in the facility-based services segment increased due to the purchase of patient care equipment, which occurred during the latter part of 2014.
Income tax expense
Consolidated income tax expense for the six months ended June 30, 2015 was $10.9 million compared to $7.3 million for the same period in 2014, an increase of $3.6 million. Income tax expense increased in direct correlation to the increase in income before income taxes and noncontrolling interest.
Noncontrolling interest

Consolidated noncontrolling interest for the six months ended June 30, 2015 was $4.7 million compared to $3.0 million for the same period in 2014, an increase of $1.7 million. Noncontrolling interest increased due to the overall growth in same store agencies, and overall operational efficiencies gained through the joint ventures use of our Point of Care platform.

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
Our reported cash flows are affected by various external and internal factors, including the following:

•
Operating Results — Our net income has a significant effect on our operating cash flows. Any significant increase or decrease in our net income could have a material effect on our operating cash flows.

•	Timing of Acquisitions — We use our operating and/or financing cash flows for acquisitions. When the acquisitions occur at or near the end of a period, our cash outflows significantly increase.

•	Timing of Payroll — Our employees are paid bi-weekly on Fridays; therefore, operating cash flows decline in reporting periods that end on a Friday.

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

The following table summarizes changes in cash (amounts in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$47,951	$23,796
Investing activities	(5,771)	(68,522)
Financing activities	(24,441)	42,739
The acquisitions of Deaconess and Elk Valley during 2014 had an impact on our cash flows, increasing our working capital, decreasing cash used in investing activities as there were no similar acquisitions in 2015, and decreasing cash provided by financing activities as we paid down debt in 2015 versus borrowing to fund acquisitions. The timing of payroll also contributed to the decrease in operating cash flows as our payroll was funded on July 1, 2015.
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
As of June 30, 2015, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 19.3%, or $23.9 million, compared to 16.0% or $18.6 million at December 31, 2014. Days sales outstanding as of June 30, 2015 and December 31, 2014 was 46 and 47 days, respectively.

The following table sets forth as of June 30, 2015, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$51,010	$8,132	$4,871	$4,155	$68,168
Medicaid	2,434	781	786	305	4,306
Other	29,079	8,648	7,225	6,598	51,550
Total	$82,523	$17,561	$12,882	$11,058	$124,024
The following table sets forth as of December 31, 2014, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$51,919	$7,945	$6,142	$2,131	$68,137
Medicaid	2,039	761	666	250	3,716
Other	27,375	6,253	6,164	4,435	44,227
Total	$81,333	$14,959	$12,972	$6,816	$116,080
Indebtedness
As of June 30, 2015 we had $177.9 million available for borrowing under our credit facility with $40.0 million drawn under our credit facility and $7.1 million of letters of credit outstanding under our credit facility. At December 31, 2014, we had $60.0 million drawn and $7.1 million of letters of credit outstanding under our credit facility.
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
At June 30, 2015, we were in compliance with all covenants contained in the Credit Agreement governing our credit facility.

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
The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent approximately 55% of our patient accounts receivable as of June 30, 2015 and December 31, 2014, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
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
Malpractice, employment practices and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through June 30, 2015 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $1.0 million per security claims and $0.5 million on other claims.
We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As of June 30, 2015, we had $18.3 million of cash. Cash in excess of requirements is deposited in highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, we would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. In 2015, the FDIC will insure each depositor up to $250,000 in coverage at each separately chartered insured depository institution. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits in excess of the FDIC insurance limit and does not expect any in the future.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our credit facility is a revolving credit facility and, as such, we borrow, repay and re-borrow amounts as needed, changing the average daily balance outstanding under our credit facility.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated of the Exchange Act) were effective as of June 30, 2015.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) during the Company's fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In October 2010, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). The Company anticipates that it will finance any future repurchases under the Stock Repurchase Program with cash from general corporate funds, or draws under its credit facility, the terms of which allow us to purchase up to $50.0 million of the Company’s common stock after June 18, 2014, without obtaining approval from the bank group that holds the Company’s debt. The Company may repurchase shares of its common stock in open market purchases or in privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations. During the six months ended June 30, 2015, no shares were repurchased. The remaining dollar value of shares authorized to be purchased under the Share Repurchase Program was $22.5 million as of June 30, 2015.

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

LHC GROUP, INC.

Date: August 6, 2015	/s/ Dionne E. Viator
Dionne E. Viator
Executive Vice President and Chief Financial Officer (Principal financial officer)