Form 10-Q
period 2015-09-30
LHC Group, Inc
filed 2015-11-05
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33989

LHC GROUP, INC. (Exact name of registrant as specified in its charter)

Delaware	71-0918189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
901 Hugh Wallis Road South
Lafayette, LA 70508
(Address of principal executive offices including zip code)
(337) 233-1307
(Registrant’s telephone number, including area code)

420 West Pinhook Road, Suite A
Lafayette, LA 70503
(Former name, former address and former fiscal year, if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of November 2, 2015: 17,970,294 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$61,733	$531
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $25,931 and $18,582, respectively	107,139	97,498
Other receivables	1,245	1,334
Amounts due from governmental entities	961	1,164
Total receivables, net	109,345	99,996
Deferred income taxes	15,833	11,381
Prepaid income taxes	2,314	3,093
Prepaid expenses	10,038	8,724
Other current assets	6,119	3,777
Receivable due from insurance carrier	550	7,850
Total current assets	205,932	135,352
Property, building and equipment, net of accumulated depreciation of $43,642 and $44,683, respectively	38,255	34,787
Goodwill	242,062	240,019
Intangible assets, net of accumulated amortization of $7,964 and $6,560, respectively	80,731	79,685
Other assets	1,907	1,896
Total assets	$568,887	$491,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$22,269	$19,278
Salaries, wages, and benefits payable	35,447	22,466
Self-insurance reserve	9,692	6,559
Current portion of long-term debt	238	230
Amounts due to governmental entities	4,051	4,459
Legal settlement payable	550	7,850
Total current liabilities	72,247	60,842
Deferred income taxes	39,169	33,592
Income tax payable	3,415	3,415
Revolving credit facility	92,000	60,000
Long-term debt, less current portion	608	778
Total liabilities	207,439	158,627
Noncontrolling interest — redeemable	11,890	11,517
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 22,221,755 and 22,015,211 shares issued in 2015 and 2014, respectively	222	220
Treasury stock — 4,775,913 and 4,734,363 shares at cost, respectively	(37,109)	(35,660)
Additional paid-in capital	113,192	108,708
Retained earnings	269,971	245,371
Total LHC Group, Inc. stockholders’ equity	346,276	318,639
Noncontrolling interest — non-redeemable	3,282	2,956
Total equity	349,558	321,595
Total liabilities and equity	$568,887	$491,739
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net service revenue	$204,122	$187,713	$597,373	$540,261
Cost of service revenue	120,873	113,122	351,938	321,983
Gross margin	83,249	74,591	245,435	218,278
Provision for bad debts	4,809	3,974	14,873	11,699
General and administrative expenses	60,748	58,197	180,416	172,499
Operating income	17,692	12,420	50,146	34,080
Interest expense	(434)	(643)	(1,533)	(1,861)
Income before income taxes and noncontrolling interest	17,258	11,777	48,613	32,219
Income tax expense	6,148	3,924	17,097	11,199
Net income	11,110	7,853	31,516	21,020
Less net income attributable to noncontrolling interests	2,265	1,679	6,916	4,717
Net income attributable to LHC Group, Inc.’s common stockholders	$8,845	$6,174	$24,600	$16,303
Earnings per share — basic:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.51	$0.36	$1.41	$0.95
Earnings per share — diluted:
Net income attributable to LHC Group, Inc.'s common stockholders	$0.50	$0.36	$1.40	$0.94
Weighted average shares outstanding:
Basic	17,436,731	17,260,078	17,389,934	17,213,648
Diluted	17,610,953	17,356,916	17,526,687	17,289,554

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2014	$220	22,015,211	$(35,660)	(4,734,363)	$108,708	$245,371	$2,956	$321,595
Net income	—	—	—	—	—	24,600	1,350	25,950	(1)
Noncontrolling interest	—	—	—	—	—	—	155	155
Purchase of noncontrolling interest	—	—	—	—	(275)	—	—	(275)
Noncontrolling interest distributions	—	—	—	—	—	—	(1,179)	(1,179)
Stock options exercised	—	9,500	—	—	145	—	—	145
Nonvested stock compensation	—	—	—	—	3,150	—	—	3,150
Issuance of vested stock	—	179,321	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,449)	(41,550)	—	—	—	(1,449)
Excess tax benefits — vesting nonvested stock	—	—	—	—	897	—	—	897
Issuance of common stock under Employee Stock Purchase Plan	2	17,723	—	—	567	—	—	569
Balance as of September 30, 2015	$222	22,221,755	$(37,109)	(4,775,913)	$113,192	$269,971	$3,282	$349,558

(1)
Net income excludes net income attributable to noncontrolling interest-redeemable of $5.6 million during the nine months ended September 30, 2015. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$31,516	$21,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,685	6,874
Provision for bad debts	14,873	11,699
Stock-based compensation expense	3,150	3,086
Deferred income taxes	1,125	522
Impairment of intangibles	248	—
Loss on disposal of assets	680	21
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(24,643)	(12,868)
Prepaid expenses and other assets	(3,660)	280
Prepaid income taxes	779	4,005
Accounts payable and accrued expenses	19,071	(1,283)
Net amounts due to/from governmental entities	(205)	95
Net cash provided by operating activities	51,619	33,451
Investing activities:
Purchases of property, building and equipment	(11,401)	(4,872)
Cash paid for acquisitions, primarily goodwill and intangible assets	(4,359)	(73,194)
Net cash used in investing activities	(15,760)	(78,066)
Financing activities:
Proceeds from line of credit	64,000	72,000
Payments on line of credit	(32,000)	(30,000)
Proceeds from employee stock purchase plan	569	575
Payments on debt	(172)	(147)
Noncontrolling interest distributions	(6,372)	(5,086)
Payment of deferred financing fees	—	(900)
Excess tax benefits from vesting of stock awards	897	124
Redemption of treasury shares	(1,449)	(923)
Purchase of additional controlling interest	(275)	(359)
Proceeds from exercise of stock options	145	—
Sale of noncontrolling interest	—	193
Net cash provided by financing activities	25,343	35,477
Change in cash	61,202	(9,138)
Cash at beginning of period	531	14,014
Cash at end of period	$61,733	$4,876
Supplemental disclosures of cash flow information:
Interest paid	$1,227	$1,827
Income taxes paid	$14,242	$6,946
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home health services, hospice services, community-based services, and facility-based services, the latter primarily through long-term acute care hospitals (“LTACHs”). As of September 30, 2015, the Company, through its wholly-owned and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated 342 service providers in 28 states within the continental United States.
Unaudited Interim Financial Information
The condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, and the related condensed consolidated statements of income for the three and nine months ended September 30, 2015 and 2014, condensed consolidated statement of changes in equity for the nine months ended September 30, 2015, condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 and related notes (collectively, these financial statements and the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of ownership	2015	2014	2015	2014
Wholly-owned subsidiaries	54.5%	54.5%	54.5%	52.9%
Equity joint ventures	43.6	42.9	43.5	44.5
License leasing arrangements	1.0	1.8	1.1	1.8
Management services	0.9	0.8	0.9	0.8
	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
Payor	2015	2014	2015	2014
Medicare	74.0%	75.2%	74.2%	76.3%
Medicaid	1.5	1.7	1.5	1.4
Other	24.5	23.1	24.3	22.3
	100.0%	100.0%	100.0%	100.0%

The following table sets forth the percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended June 30,
Reporting segment	2015	2014	2015	2014
Home health services	76.0%	76.5%	76.2%	77.2%
Hospice services	9.4	9.1	9.1	9.1
Community-based services	5.2	4.8	5.1	3.4
Facility-based services	9.4	9.6	9.6	10.3
	100.0%	100.0%	100.0%	100.0%
Medicare
Home Health Services
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
Hospice payments are subject to an inpatient cap and an overall Medicare payment cap. The inpatient cap relates to an individual program receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall Medicare payment cap relates to individual providers receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors its limits on a provider-by-provider basis and records an estimate of its liability for reimbursements received in excess of the cap amount. Beginning with the cap year October 1, 2014, CMS implemented a new process requiring hospice providers to self-report their cap liabilities and remit applicable payment by March 31 of the following year.
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

The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average number of shares outstanding for basic per share calculation	17,436,731	17,260,078	17,389,934	17,213,648
Effect of dilutive potential shares:
Options	2,227	4,367	4,070	4,151
Nonvested stock	171,995	92,471	132,683	71,755
Adjusted weighted average shares for diluted per share calculation	17,610,953	17,356,916	17,526,687	17,289,554
Anti-dilutive shares	8,000	3,500	182,185	173,360
Recently Issued Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, ("ASU 2014-9") which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-9 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-9 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
3. Acquisitions and Disposals
The Company acquired the majority-ownership of four home health agencies, one hospice agency, and one community-based services agency during the nine months ended September 30, 2015. The total aggregate purchase prices for the Company’s acquisitions were $4.2 million, of which $3.9 million was paid in cash. The purchase prices are determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.
Acquired intangible assets consist of a Certificate of Need, Medicare licenses, Medicaid licenses, non-compete agreements, and trade names. The fair value of the acquired intangible assets was $2.0 million, which are preliminary pending the final valuation of those assets.
The Company's home health services segment, hospice services segment, and community-based services segment recognized goodwill of $0.6 million, $1.4 million, and $0.2 million, respectively. Goodwill generated from the acquisitions was recognized based on the expected contribution of the acquisitions to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The acquisitions were accounted for under the acquisition method of accounting, and, accordingly, the accompanying interim financial information includes the results of operations of the acquired entities from the dates of acquisition.

4. Goodwill and Intangibles
The changes in recorded goodwill by reporting unit for the nine months ended September 30, 2015 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Community-based reporting unit	Facility-based reporting unit	Total
Balance as of December 31, 2014	$196,296	$14,793	$17,339	$11,591	$240,019
Goodwill from acquisitions	560	1,426	204	—	2,190
Goodwill related to noncontrolling interests	14	—	22	—	36
Goodwill related to disposal	(156)	—	(27)	—	(183)
Balance as of September 30, 2015	$196,714	$16,219	$17,538	$11,591	$242,062
Intangible assets consisted of the following as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$55,243	$—	$55,243
Certificates of need/licenses	Indefinite	20,349	—	20,349
Indefinite-lived balance at end of period		$75,592	$—	$75,592
Definite-lived assets:
Trade names	2 years — 5 years	$8,645	$(4,002)	$4,643
Non-compete agreements	7 months — 3 years	4,458	(3,962)	496
Definite-lived balance at end of period		$13,103	$(7,964)	$5,139
Balance as of September 30, 2015		$88,695	$(7,964)	$80,731

	December 31, 2014
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$54,732	$—	$54,732
Certificates of need/licenses	Indefinite	19,058	—	19,058
Indefinite-lived balance at end of period		$73,790	$—	$73,790
Definite-lived assets:
Trade names	2 months — 5 years	$8,230	$(2,797)	$5,433
Non-compete agreements	3 months — 2 years	4,225	(3,763)	462
Definite-lived balance at end of period		$12,455	$(6,560)	$5,895
Balance as of December 31, 2014		$86,245	$(6,560)	$79,685

Intangible assets of $66.9 million, net of accumulated amortization, were related to the home health services segment, $5.6 million were related to the hospice services segment, $7.3 million were related to the community-based services segment and $0.9 million were related to the facility-based services segment as of September 30, 2015.

5. Debt
Credit Facility
On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The Credit Agreement replaces the Third Amended and Restated Credit Agreement with Capital One, National Association, dated August 31, 2012. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at either a (1) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or (2) Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at the same time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at September 30, 2015 was 4.00% and the Eurodollar rate was 1.95%. As of September 30, 2015, the interest rate on outstanding borrowings was 3.40%.
As of September 30, 2015 and December 31, 2014, respectively, the Company had $92.0 million and $60.0 million drawn and letters of credit totaling $7.1 million outstanding under its credit facilities with Capital One, National Association.
As of September 30, 2015, the Company had $125.9 million available for borrowing under the Credit Agreement with Capital One, National Association.

6. Income Taxes
As of September 30, 2015, an unrecognized tax benefit of $3.4 million was recorded in income tax payable, which, if recognized, would decrease the Company’s effective tax rate. All of the Company’s unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011. On July 30, 2014, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment asserting that a portion of the original tax deduction claimed by the Company associated with the settlement with the United States of America should be disallowed. The Company is currently appealing this proposed adjustment with IRS Appeals. The Company intends to vigorously defend its original position of the deductibility of the full settlement amount on its 2011 tax return.
7. Stockholder’s Equity
Equity Based Awards
The 2010 Long Term Incentive Plan (the “2010 Incentive Plan”) is administered by the Compensation Committee of the Company’s Board of Directors. A total of 1,500,000 shares of the Company’s common stock are reserved and 491,037 shares are currently available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
During the nine months ended September 30, 2015, the Company’s independent directors were granted 16,200 nonvested shares of common stock under the 2005 Director Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the nine months ended September 30, 2015, employees were granted 182,865 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares vest over a five year period, conditioned on continued employment. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the nine months ended September 30, 2015 was $34.06.
The following table represents the nonvested stock activity for the nine months ended September 30, 2015:

	Number of shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2014	524,287	$22.56
Granted	199,065	$34.06
Vested	(176,195)	$23.23
Forfeited	(15,880)	$22.44
Nonvested shares outstanding as of September 30, 2015	531,277	$26.65
During the nine months ended September 30, 2015, an independent director of the Company received a share based award, which will be settled in cash at March 1, 2016. The amount of such cash payment will equal the fair market value of 1,800 shares on the settlement date.
As of September 30, 2015, there was $10.5 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.12 years. The total fair value of shares of common stock vested during the nine months ended September 30, 2015 and 2014 was $4.1 million and $3.9 million, respectively. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $3.2 million and $3.1 million of compensation expense related to nonvested stock grants in the nine months ended September 30, 2015 and 2014, respectively.
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
The table below details the shares of common stock issued during 2015:

	Number of shares	Per share price
Shares available as of December 31, 2014	236,483
Shares issued during three months ended March 31, 2015	7,068	$29.62
Shares issued during three months ended June 30, 2015	5,702	$31.38
Shares issued during three months ended September 30, 2015	4,953	$36.34
Shares available as of September 30, 2015	218,760
Stock Options
During the nine months ended September 30, 2015, 9,500 options were exercised at a weighted average exercise price of $15.21. No options were granted or forfeited. As of September 30, 2015, 5,500 options are outstanding with an exercise price of $19.75. These options expire on June 14, 2016.

Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the nine months ended September 30, 2015, the Company redeemed 41,550 shares of common stock valued at $1.4 million, related to these tax obligations.
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
On June 13, 2012, a putative shareholder securities class action was filed against the Company and its Chairman and Chief Executive Officer in the United States District Court for the Western District of Louisiana, styled City of Omaha Police & Fire Retirement System v. LHC Group, Inc., et al., Case No. 6:12-cv-1609-JTT-CMH. The action was filed on behalf of LHC shareholders who purchased shares of the Company’s common stock between July 30, 2008 and October 26, 2011, alleging violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, as amended. On June 16, 2014, following mediation, the parties entered into a Stipulation of Settlement. On August 5, 2014, the District Court entered an Order Preliminarily Approving Settlement and Providing for Notice. On March 3, 2015, the District Court entered its Judgments adopting the Report and Recommendation previously issued and dismissing the action with prejudice. The time for appeal has passed and no appeals were filed. This matter is now concluded. The Company's insurance carrier has funded the entire $7.9 million settlement amount.
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
The Company believes the claims made in the Plummer and McCormack cases are without merit.
On March 25, 2014, the McCormack derivative action was consolidated with the Plummer derivative action described above and stayed. On October 7, 2015, the parties entered into a Stipulation of Settlement. On October 19, 2015, Plaintiffs filed an Unopposed Motion for Preliminary Approval of Proposed Derivative Settlement. On October 26, 2015, the District Court entered an Order Preliminarily Approving Settlement in the amount of $0.6 million, and set a final fairness hearing for January 20, 2016. If the settlement is approved by the District Court, the Company' s insurance carrier will fund the settlement amount. The Company's balance sheet reflects the entire settlement in current assets as a receivable due from insurance carrier and correspondingly reflects the entire settlement in current liabilities as a legal settlement payable.
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
The following table summarizes the activity of noncontrolling interest-redeemable for the nine months ended September 30, 2015 (amounts in thousands):

Balance as of December 31, 2014	$11,517
Net income attributable to noncontrolling interest-redeemable	5,566
Noncontrolling interest-redeemable distributions	(5,193)
Balance as of September 30, 2015	$11,890

10. Allowance for Uncollectible Accounts
The following table summarizes the activity in the allowance for uncollectible accounts for the nine months ended September 30, 2015 (amounts in thousands):

Balance as of December 31, 2014	$18,582
Additions	14,873
Deductions	(7,524)
Balance as of September 30, 2015	$25,931
11. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the nine months ended September 30, 2015, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximates current rates.
12. Segment Information
The Company’s reportable segments consist of home health services, hospice services, community-based services, and facility-based services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
During the first quarter of 2015, the Company had a change in the composition of segments due to the community-based services meeting the criteria of qualitative thresholds established by ASC 280, Segment Reporting. Prior-period segment data has been restated to reflect the newly reportable segment. Community-based services were previously included in home-based services.
The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended September 30, 2015
	Home health services	Hospice services	Community-based services	Facility- based services	Total
Net service revenue	$155,047	$19,205	$10,628	$19,242	$204,122
Cost of service revenue	90,013	11,691	7,276	11,893	120,873
Provision for bad debts	3,988	51	560	210	4,809
General and administrative expenses	47,666	5,398	2,091	5,593	60,748
Operating income	13,380	2,065	701	1,546	17,692
Interest expense	(343)	(47)	(5)	(39)	(434)
Income before income taxes and noncontrolling interest	13,037	2,018	696	1,507	17,258
Income tax expense	4,602	713	297	536	6,148
Net income	8,435	1,305	399	971	11,110
Less net income (loss) attributable to noncontrolling interests	1,812	279	(29)	203	2,265
Net income attributable to LHC Group, Inc.’s common stockholders	$6,623	$1,026	$428	$768	$8,845
Total assets	$449,038	$41,694	$33,070	$45,085	$568,887

	Three Months Ended September 30, 2014
	Home health services	Hospice services	Community-based services	Facility- based services	Total
Net service revenue	$143,675	$17,071	$8,973	$17,994	$187,713
Cost of service revenue	85,305	10,431	6,201	11,185	113,122
Provision for bad debts	3,644	269	109	(48)	3,974
General and administrative expenses	46,501	4,721	1,900	5,075	58,197
Operating income	8,225	1,650	763	1,782	12,420
Interest expense	(510)	(64)	(5)	(64)	(643)
Income before income taxes and noncontrolling interest	7,715	1,586	758	1,718	11,777
Income tax expense	3,005	521	29	369	3,924
Net income	4,710	1,065	729	1,349	7,853
Less net income (loss) attributable to noncontrolling interests	1,193	292	(8)	202	1,679
Net income attributable to LHC Group, Inc.’s common stockholders	$3,517	$773	$737	$1,147	$6,174
Total assets	$390,536	$34,622	$34,244	$36,229	$495,631

	Nine Months Ended September 30, 2015
	Home health services	Hospice services	Community-based services	Facility- based services	Total
Net service revenue	$454,911	$54,688	$30,713	$57,061	$597,373
Cost of service revenue	262,604	32,634	21,632	35,068	351,938
Provision for bad debts	12,109	697	1,431	636	14,873
General and administrative expenses	141,696	15,397	6,376	16,947	180,416
Operating income	38,502	5,960	1,274	4,410	50,146
Interest expense	(1,211)	(168)	(17)	(137)	(1,533)
Income before income taxes and noncontrolling interest	37,291	5,792	1,257	4,273	48,613
Income tax expense	12,999	2,056	557	1,485	17,097
Net income	24,292	3,736	700	2,788	31,516
Less net income (loss) attributable to noncontrolling interests	5,584	778	(101)	655	6,916
Net income attributable to LHC Group, Inc.’s common stockholders	$18,708	$2,958	$801	$2,133	$24,600

	Nine Months Ended September 30, 2014
	Home health services	Hospice services	Community-based services	Facility- based services	Total
Net service revenue	$417,329	$49,361	$18,259	$55,312	$540,261
Cost of service revenue	245,383	29,479	12,790	34,331	321,983
Provision for bad debts	9,968	467	507	757	11,699
General and administrative expenses	138,356	13,954	4,288	15,901	172,499
Operating income	23,622	5,461	674	4,323	34,080
Interest expense	(1,474)	(186)	(15)	(186)	(1,861)
Income before income taxes and noncontrolling interest	22,148	5,275	659	4,137	32,219
Income tax expense	8,680	1,397	83	1,039	11,199
Net income	13,468	3,878	576	3,098	21,020
Less net income (loss) attributable to noncontrolling interests	3,341	828	(12)	560	4,717
Net income attributable to LHC Group, Inc.’s common stockholders	$10,127	$3,050	$588	$2,538	$16,303

During the nine months ended September 30, 2015, the Company's internal allocation methodology for recording income tax expense was changed to record each segment's respective tax expense on pretax net income at the Company's effective tax rate of 41.0%. Prior to this year, income tax expense was allocated to each segment based on their respective percentage of equity. There is no impact on the Company's consolidated income tax expense.

13.    Subsequent Event

On October 1, 2015, the Company closed on the acquisition of Halcyon Hospice, LLC and its operating subsidiaries, resulting in the purchase of 16 hospice agencies across three states for $58.5 million.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after September 30, 2015;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with SEC laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.
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
OVERVIEW
We provide quality cost-effective post-acute health care services to our patients. As of September 30, 2015, we have 342 service providers in 28 states: Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oregon,

Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. Our services are classified into four segments: (1) home health services; (2) hospice services; (3) community-based services and (4) facility-based services offered through our long-term acute care hospitals (“LTACHs”).
Through our home health services segment, we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational and speech therapy. As of September 30, 2015, we operate 278 home health services locations, of which 163 are wholly-owned, 109 are majority-owned through equity joint ventures, three are under license lease arrangements and the operations of the remaining three locations are only managed by us.
Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of September 30, 2015, we operate 41 hospice locations, of which 28 are wholly-owned, 11 are majority-owned through equity joint ventures and two are under license lease arrangements.
Through our community-based services segment, our services are performed by paraprofessional personnel, and include assistance to the elderly, chronically ill, and disabled patients with activities of daily living. As of September 30, 2015, we operate 13 community-based services locations, of which 12 are wholly-owned and one is majority-owned through an equity joint venture.
We provide facility-based services principally through our LTACHs. As of September 30, 2015, we operate six LTACHs with eight locations, of which all but one are located within host hospitals. Of these facility-based services locations, three are wholly-owned and five are majority-owned through equity joint ventures. We also wholly-own and operate a family health center and a pharmacy.
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of September 30, 2015, the Joint Commission had accredited 243 of our 278 home health services locations and 32 of our 41 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of segment	2015	2014	2015	2014
Home health services	76.0%	76.5%	76.2%	77.2%
Hospice services	9.4	9.1	9.1	9.1
Community-based services	5.2	4.8	5.1	3.4
Facility-based services	9.4	9.6	9.6	10.3
	100.0%	100.0%	100.0%	100.0%

Recent Developments
Home Health Services
When the Patient Protection and Affordable Care Act (“PPACA”) was enacted in 2010, it changed a number of Medicare payment rates, including the reinstatement of the 3% home health rural add-on, which began on April 1, 2010 (expiring January 1, 2016). Other changes from PPACA that took effect on or after January 1, 2011 are:

•	reducing the market basket adjustment to be determined by CMS for each of 2011, 2012 and 2013 by 1%,

•	instituting a full productivity adjustment beginning in 2015, and

•	rebasing of the base payment rate for Medicare beginning in 2014 and phasing in over a four year period.
On November 22, 2013, CMS issued a final rule (effective January 1, 2014) regarding payment rates for home health services provided during 2014, which includes the following elements:

•	decreased base payment rate by 1.05%, which is made up of a market basket increase of 2.3%, rebasing decrease of 2.75% and HH PPS Grouper refinements decrease of 0.6%,

•
reduced the average case-mix weight for 2014 from 1.3464 to 1.0000. To offset the effect of resetting the case mix average to 1.000, CMS upwardly-adjusted the national, standardized 60-day episode payment rate by the same factor that it used to decrease the case-mix weights from $2,137.73 in 2013 to $2,869.27 in 2014.

•	removed 170 diagnosis codes from assignment to diagnosis groups within HH PPS Grouper,

•
begin using ICD-10-CM codes within HH PPS Grouper. On April 1, 2014, the “Protecting Access to Medicare Act of 2014” HR4302 was signed, a provision of which delayed the conversion of ICD-10 by one year, to October 1, 2015, and

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
On October 30, 2015, CMS released a Final Rule (effective January 1, 2016) regarding payment rates for home health services provided during calendar year 2016. The national, standardized 60-day episode payment rate will increase to $2,965.12 in 2016. The rural rate will be $3,054.07. This is a net 0.01% increase in the national, standardized 60-day episode payment rate, due to application of (1) rebasing decrease of 2.75%, (2) case-mix adjustment decrease of 0.97%, (3) net market basket increase of 1.9%, (4) case-mix recalibration budget neutrality adjustment increase of 1.87%, and (5) wage index budget neutrality adjustment increase of 0.11%. The home health market basket percentage increase for 2016 is 2.3% and the multifactor productivity adjustment is 0.4% for a net home health market based of 1.9%. CMS reduced its estimate of nominal case-mix growth between 2012 and 2014 from 3.41% to 2.88% (0.53%) and spread the adjustment over three years at 0.97% each year to account for nominal case-mix growth. The finalized payment policies result in a 1.4% reduction in Medicare payments for all home health agencies.
In addition, CMS finalized its proposal implement a Home Health Value-Based Purchasing ("HHVBP") program that is intended to incentivize the delivery of high-quality patient care. The HHVBP program would withhold 3% to 8% of Medicare payments, which would be redistributed to participating home health agencies depending on their performance relative to specified measures. The HHVBP would apply to all home health agencies in Arizona, Florida, Iowa, Massachusetts, Maryland, Nebraska, North Carolina, Tennessee, and Washington.
Hospice Services
On August 22, 2014, CMS released a Final Rule for hospice for fiscal year 2015, which increased Medicare reimbursement payments by 1.4% over fiscal year 2014. The 1.4% increase consists of a 2.9% inflationary market basket update offset by a 0.7% reduction related to the wage index changes and the sixth year of CMS's seven-year phase-out of its wage index budget neutrality adjustment factor, a 0.5% reduction for the productivity adjustment, and a 0.3% reduction to the market basket as defined by PPACA. The following table shows the hospice Medicare payment rates for fiscal year 2015, which began on October 1, 2014 and ended September 30, 2015:

Description	Rate per patient day
Routine Home Care	$159.34
Continuous Home Care	$929.91
Full Rate = 24 hours of care
$38.75 = hourly rate
Inpatient Respite Care	$164.81
General Inpatient Care	$708.77
On July 31, 2015, CMS released a Final Rule that would update the Medicare hospice payment rates and wage index for fiscal year 2016, which is estimated to be an increase in payment rates of 1.1%. Beginning January 1, 2016, CMS is finalizing its proposal for two routine home care rates, in a budget-neutral manner, to provide separate payment rates for the first 60 days of care and care beyond 60 days. In addition to the two routine home care rates, CMS is implementing a service intensity add-on payment that would help to promote and compensate for the provision of skilled visits at end of life. As finalized, fiscal year 2016 will be the seventh and final year of the Budget Neutrality Adjustment Factor for hospice. CMS is updating the aggregate hospice cap to $27,382.63 for the cap year ending October 31, 2015 and to $27,820.75 for the 2016 cap year. CMS is also changing the hospice inpatient and aggregate cap year to coincide with the fiscal year (October 1 to September 30) beginning October 1, 2017. The following table shows the hospice Medicare payment rates for fiscal year 2016, which began on October 1, 2015 and will end September 30, 2016:

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
On August 4, 2014, CMS released its final rule for LTACH Medicare reimbursement for fiscal year 2015, which began on October 1, 2014 and ended on September 30, 2015. In the aggregate, payments for fiscal year 2015 increased by 1.1% over fiscal year 2014 rates. The 1.1% increase consisted of a 2.9% inflationary market basket update, offset by a 0.5% reduction for the productivity adjustment, and a 0.2% reduction to the market basket as defined by PPACA. LTACH payment rates were also be reduced by approximately 1.3% for the "one-time" budget neutrality adjustment factor under the last year of a three-year phase-in and increased by 0.2% for wage index budget neutrality adjustment.
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
On October 1, 2015, CMS ICD-10 requirements for electronic billing transactions went into effect. In preparation, we have formally trained coding staff, invested in technology system upgrades, and provided compliance education for all ICD-10 changes.  At this early stage of implementation, we are not able to predict the financial impact that ICD-10 may have on our overall financial position due to possible delays in reimbursement, underpayment for services, or possible denials of payments from payors.
None of the above described estimated changes to Medicare payments for home health, hospice and LTACHs for 2016 include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.
RESULTS OF OPERATIONS
Three months ended September 30, 2015 compared to three months ended September 30, 2014
Consolidated financial statements
The following table summarizes our consolidated results of operations for the three months ended September 30, 2015 and 2014 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2015			2014			Increase (Decrease)	Percentage change of net service revenue
Net service revenue	$204,122			$187,713			$16,409
Cost of service revenue	120,873	59.2%		113,122	60.3%		7,751	(1.1)%
Provision for bad debts	4,809	2.4		3,974	2.1		835	0.3
General and administrative expenses	60,748	29.8		58,197	31.0		2,551	(1.2)
Income tax expense	6,148	41.0	(1)	3,924	38.9	(1)	2,224	2.1
Noncontrolling interest	2,265			1,679			586
Total non-operating income (expense)	(434)			(643)			(209)
Net income attributable to LHC Group, Inc.’s common stockholders	$8,845			$6,174			$2,671

(1)	Percentage of income tax from continuing operations attributable to LHC Group, Inc.’s common stockholders plus noncontrolling interest.

Net service revenue
The following table sets forth the growth or loss of each of our segment’s revenue and patient statistical data for the three months ended September 30, 2015 and the related change from the same period in 2014 (revenue amounts are in thousands):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth %
Home health services
Revenue	$150,832	$860	$151,692	5.6%	$3,355	$155,047	7.9%
Revenue Medicare	$116,208	$590	$116,798	4.8	$2,972	$119,770	7.5
New Admissions	34,760	196	34,956	2.9	816	35,772	5.3
New Medicare Admissions	23,327	130	23,457	2.1	657	24,114	5.0
Average Census	35,787	216	36,003	0.1	855	36,858	2.5
Average Medicare Census	26,418	144	26,562	(0.2)	716	27,278	2.5
Home Health Episodes	46,909	248	47,157	1.1	906	48,063	3.1
Hospice services
Revenue	$18,347	$816	$19,163	12.3%	$42	$19,205	12.5%
Revenue Medicare	$16,962	$800	$17,762	13.6	$42	$17,804	13.9
New Admissions	1,556	24	1,580	7.0	4	1,584	7.3
New Medicare Admissions	1,352	23	1,375	8.1	4	1,379	8.4
Average Census	1,464	61	1,525	9.8	3	1,528	10.0
Average Medicare Census	1,350	58	1,408	10.8	3	1,411	11.0
Patient days	134,767	5,519	140,286	9.7	306	140,592	10.0
Community-based services
Revenue	$10,377	$—	$10,377	15.6%	$251	$10,628	18.4%
Billable hours	313,980	—	313,980	7.8	5,015	318,995	9.5
Facility-based services
LTACHs
Revenue	$18,118	$—	$18,118	4.9%	$—	$18,118	4.9%
Patient days	15,422	—	15,422	0.4	—	15,422	0.4

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic revenue for all four services segments for the three months ended September 30, 2015 increased as compared to the same period in 2014 due to an increase in patients on census, patient days, and billable hours and the successful execution of same store growth strategies.
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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended September 30,
	2015		2014
Home health services
Salaries, wages and benefits	$81,165	52.4%	$75,975	52.9%
Transportation	5,428	3.5	5,936	4.1
Supplies and services	3,420	2.2	3,394	2.4
Total	$90,013	58.1%	$85,305	59.4%
Hospice services
Salaries, wages and benefits	$8,068	42.0%	$7,081	41.5%
Transportation	830	4.3	813	4.8
Supplies and services	2,793	14.6	2,537	14.9
Total	$11,691	60.9%	$10,431	61.2%
Community-based services
Salaries, wages and benefits	$7,129	67.1%	$6,105	68.0%
Transportation	71	0.7	52	0.6
Supplies and services	76	0.7	44	0.5
Total	$7,276	68.5%	$6,201	69.1%
Facility-based services
Salaries, wages and benefits	$7,584	39.4%	$7,415	41.2%
Transportation	72	0.4	72	0.4
Supplies and services	4,237	22.0	3,698	20.6
Total	$11,893	61.8%	$11,185	62.2%
Consolidated cost of service revenue for the three months ended September 30, 2015 was $120.9 million compared to $113.1 million for the same period in 2014, an increase of $7.8 million, or 6.9%; however, as a percentage of net service revenue, it is a decrease of 1.1%. For home health services, hospice services, and community-based services, the increase was due to agencies acquired since September 30, 2014 and growth in our same store agencies. For facility-based services, supplies and services increased due to the increase in usage of pharmaceutical supplies needed to support higher patient acuity.
Provision for bad debts
Consolidated provision for bad debts for the three months ended September 30, 2015 was $4.8 million compared to $4.0 million for the same period in 2014, an increase of $0.8 million, or 20%, and as a percentage of net service revenue, it is an increase of 0.3%.
Accounts receivable that are aged over 365 days have increased during the period by $4.5 million. For home health services and facility-based services, an increase of $2.5 million was due to the continued backlog of Medicare Administrative Contractor audit claims awaiting appeals hearing. Appeals have historically experienced a substantial success rate in claim recovery. In addition, aged accounts receivable in our home health services and community-based services increased by $1.3 million due to a legacy system transition for prior year acquisitions. All aged accounts receivable have been reserved for any estimated uncollectible accounts.
General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended September 30,
	2015		2014
Home health services
General and administrative	$45,627	29.4%	$44,721	31.1%
Depreciation and amortization	2,039	1.3	1,780	1.2
Total	$47,666	30.7%	$46,501	32.3%
Hospice services
General and administrative	$5,033	26.2%	$4,446	26.0%
Depreciation and amortization	365	1.9	275	1.6
Total	$5,398	28.1%	$4,721	27.6%
Community-based services
General and administrative	$2,056	19.4%	$1,867	20.8%
Depreciation and amortization	35	0.3	33	0.4
Total	$2,091	19.7%	$1,900	21.2%
Facility-based services
General and administrative	$5,149	26.8%	$4,702	26.1%
Depreciation and amortization	444	2.3	373	2.1
Total	$5,593	29.1%	$5,075	28.2%
Consolidated general and administrative expenses for the three months ended September 30, 2015 was $60.7 million compared to $58.2 million for the same period in 2014, an increase of $2.5 million, or 4.4%; however, as a percentage of net service revenue, it is a decrease of 1.2%. Depreciation and amortization expense increased in the home health services segment and hospice services segment due to the capitalization of Point of Care licenses. In 2014, we successfully completed the roll out of our Point of Care technology. These licenses are amortized over their estimated useful life, which is 36 months. Depreciation in the facility-based services segment increased due to the purchases of patient care equipment, which occurred during the latter part of 2014.
Income tax expense
Consolidated income tax expense for the three months ended September 30, 2015 was $6.1 million compared to $3.9 million for the same period in 2014. Income tax expense increased in direct correlation to the increase in income before income taxes and noncontrolling interest.
Noncontrolling interest
Consolidated noncontrolling interest for the three months ended September 30, 2015 was $2.3 million compared to $1.7 million for the same period in 2014, an increase of $0.6 million. Noncontrolling interest increased due to the overall growth in same store agencies, and overall operational efficiencies gained through the joint ventures use of our Point of Care platform.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
Consolidated financial statements
The following table summarizes our consolidated results of operations for the nine months ended September 30, 2015 and 2014 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2015			2014			Increase (Decrease)	Percentage change of net service revenue
Net service revenue	$597,373			$540,261			$57,112
Cost of service revenue	351,938	58.9%		321,983	59.6%		29,955	(0.7)%
Provision for bad debts	14,873	2.5		11,699	2.2		3,174	0.3
General and administrative expenses	180,416	30.2		172,499	31.9		7,917	(1.7)
Income tax expense	17,097	41.0	(1)	11,199	40.7	(1)	5,898	0.3
Noncontrolling interest	6,916			4,717			2,199
Total non-operating income (expense)	(1,533)			(1,861)			(328)
Net income attributable to LHC Group, Inc.’s common stockholders	$24,600			$16,303			$8,297

(1)	Percentage of income tax from continuing operations attributable to LHC Group, Inc.’s common stockholders plus noncontrolling interest.
Net service revenue
The following table sets forth the growth or loss of each of our segment’s revenue and patient statistical data for the nine months ended September 30, 2015 and the related change from the same period in 2014 (revenue amounts are in thousands):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth %
Home health services
Revenue	$432,700	$1,228	$433,928	4.0%	$20,983	$454,911	9.0%
Revenue Medicare	$332,440	$899	$333,339	2.8	$17,851	$351,190	8.3
New Admissions	102,414	286	102,700	4.0	4,248	106,948	8.3
New Medicare Admissions	69,278	202	69,480	3.6	3,371	72,851	8.6
Average Census	34,985	208	35,193	0.1	1,476	36,669	4.3
Average Medicare Census	25,977	141	26,118	(0.4)	1,137	27,255	4.0
Home Health Episodes	136,919	346	137,265	0.8	5,307	142,572	4.7
Hospice Services
Revenue	$52,209	$827	$53,036	7.4%	$1,652	$54,688	10.8%
Revenue Medicare	$48,253	$812	$49,065	7.7	$1,571	$50,636	11.1
New Admissions	4,401	24	4,425	7.0	137	4,562	10.4
New Medicare Admissions	3,830	23	3,853	6.9	127	3,980	10.4
Average Census	1,380	20	1,400	5.4	44	1,444	8.7
Average Medicare Census	1,270	20	1,290	5.8	43	1,333	9.3
Patient days	376,603	5,596	382,199	5.4	12,137	394,336	8.7
Community-based services
Revenue	$21,755	$—	$21,755	19.2%	$8,958	$30,713	68.2%
Billable hours	713,926	—	713,926	17.7	213,870	927,796	52.9
Facility-Based Services
LTACHs
Revenue	$54,621	$—	$54,621	2.9%	$—	$54,621	2.9%
Patient days	46,977	—	46,977	0.5	—	46,977	0.5

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic revenue for all four services segments for the nine months ended September 30, 2015 increased as compared to the same period in 2014 due to an increase in patients on census, patient days, and billable hours and the successful execution of same store growth strategies.
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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine Months Ended September 30,
	2015		2014
Home health services
Salaries, wages and benefits	$237,277	52.2%	$219,611	52.6%
Transportation	15,595	3.4	16,173	3.9
Supplies and services	9,732	2.1	9,599	2.3
Total	$262,604	57.7%	$245,383	58.8%
Hospice services
Salaries, wages and benefits	$22,618	41.4%	$20,184	40.9%
Transportation	2,284	4.2	2,280	4.6
Supplies and services	7,732	14.1	7,015	14.2
Total	$32,634	59.7%	$29,479	59.7%
Community-based services
Salaries, wages and benefits	$21,221	69.1%	$12,572	68.9%
Transportation	196	0.6	110	0.6
Supplies and services	215	0.7	108	0.6
Total	$21,632	70.4%	$12,790	70.1%
Facility-based services
Salaries, wages and benefits	$22,725	39.9%	$22,652	41.0%
Transportation	183	0.3	216	0.4
Supplies and services	12,160	21.3	11,463	20.7
Total	$35,068	61.5%	$34,331	62.1%
Consolidated cost of service revenue for the nine months ended September 30, 2015 was $351.9 million compared to $322.0 million for the same period in 2014, an increase of $29.9 million, or 9.3%; however, as a percentage of net service revenue, it is a decrease of 0.7%. For home health services, hospice services, and community-based services, the increase was due to agencies acquired since September 30, 2014 and growth in our same store agencies.
Provision for bad debts
Consolidated provision for bad debts for the nine months ended September 30, 2015 was $14.9 million compared to $11.7 million for the same period in 2014, an increase of $3.2 million.
Accounts receivable that are aged over 365 days have increased during the period by $4.5 million. For home health services and facility-based services, an increase of $2.5 million was due to the continued backlog of Medicare Administrative Contractor audit claims awaiting appeals hearing. Appeals have historically experienced a substantial success rate in claim recovery. In addition, aged accounts receivable in our home health services and community-based services increased by $1.3 million due to a legacy system transition for prior year acquisitions. All aged accounts receivable have been reserved for any estimated uncollectible accounts.
General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine Months Ended September 30,
	2015		2014
Home health services
General and administrative	$135,466	29.7%	$133,379	32.0%
Depreciation and amortization	6,230	1.4	4,977	1.2
Total	$141,696	31.1%	$138,356	33.2%
Hospice services
General and administrative	$14,346	26.2%	$13,171	26.7%
Depreciation and amortization	1,051	1.9	783	1.6
Total	$15,397	28.1%	$13,954	28.3%
Community-based services
General and administrative	$6,257	20.4%	$4,230	23.2%
Depreciation and amortization	119	0.4	58	0.3
Total	$6,376	20.8%	$4,288	23.5%
Facility-based services
General and administrative	$15,663	27.4%	$14,845	26.8%
Depreciation and amortization	1,284	2.3	1,056	1.9
Total	$16,947	29.7%	$15,901	28.7%
Consolidated general and administrative expenses for the nine months ended September 30, 2015 was $180.4 million compared to $172.5 million for the same period in 2014, an increase of $7.9 million, or 4.6%; however, as a percentage of net service revenue, it is a decrease of 1.7%. For home health services, hospice services, and community-based services, the increase was due to an increase from agencies acquired since September 30, 2014 and growth in our same store agencies. This increase was partially offset with savings associated with prior year closures. For facility-based services segment, general and administrative expenses increased due to the implementation of management roles in sales and administrative support staff.
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
Income tax expense
Consolidated income tax expense for the nine months ended September 30, 2015 was $17.1 million compared to $11.2 million for the same period in 2014, an increase of $5.9 million. Income tax expense increased in direct correlation to the increase in income before income taxes and noncontrolling interest.
Noncontrolling interest
Consolidated noncontrolling interest for the nine months ended September 30, 2015 was $6.9 million compared to $4.7 million for the same period in 2014, an increase of $2.2 million. Noncontrolling interest increased due to the overall growth in same store agencies, and overall operational efficiencies gained through the joint ventures use of our Point of Care platform.

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

The following table summarizes changes in cash (amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$51,619	$33,451
Investing activities	(15,760)	(78,066)
Financing activities	25,343	35,477
The acquisitions of Deaconess and Elk Valley during 2014 significantly affected cash flows for 2014. There were no similar acquisitions during the nine months ended September 30, 2015.
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
As of September 30, 2015, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 19.5%, or $25.9 million, compared to 16.0% or $18.6 million at December 31, 2014. Days sales outstanding as of September 30, 2015 and December 31, 2014 was 48 and 47 days, respectively.
The following table sets forth as of September 30, 2015, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$60,530	$7,687	$5,727	$4,215	$78,159
Medicaid	2,063	725	804	415	4,007
Other	29,461	6,751	8,032	6,660	50,904
Total	$92,054	$15,163	$14,563	$11,290	$133,070
The following table sets forth as of December 31, 2014, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$51,919	$7,945	$6,142	$2,131	$68,137
Medicaid	2,039	761	666	250	3,716
Other	27,375	6,253	6,164	4,435	44,227
Total	$81,333	$14,959	$12,972	$6,816	$116,080
Indebtedness
As of September 30, 2015, we had $125.9 million available for borrowing under our credit facility, with $92.0 million drawn under our credit facility and $7.1 million of letters of credit outstanding. At December 31, 2014, we had $60.0 million drawn and $7.1 million of letters of credit outstanding.
For a discussion on our credit facility with Capital One National Association, see Note 5 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
A letter of credit fee equal to the applicable Eurodollar rate multiplied-by the face amount of the letter of credit is charged upon the issuance and on each anniversary date while the letter of credit is outstanding. The agent’s standard up-front fee and other customary administrative charges will also be due upon issuance of the letter of credit along with a renewal fee on each anniversary date of such issuance while the letter of credit is outstanding. Borrowings accruing interest under our credit facility at either the Base Rate or the Eurodollar rate are subject to the applicable margins set forth below:

Leverage Ratio	Eurodollar Margin	Base Rate Margin	Commitment Fee Rate
≤1.00:1.00	1.75%	0.75%	0.225%
>1.00:1.00 ≤ 1.50:1.00	2.00%	1.00%	0.250%
>1.50:1.00 ≤ 2.00:1.00	2.25%	1.25%	0.300%
>2.00:1.00	2.50%	1.50%	0.375%
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
At September 30, 2015, we were in compliance with all covenants contained in our credit facility.
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
The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent approximately 55% of our patient accounts receivable as of September 30, 2015 and December 31, 2014, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
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
Malpractice, employment practices and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through September 30, 2015 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $1.0 million per security claims and $0.5 million on other claims.
We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As of September 30, 2015, we had $61.7 million of cash. Cash in excess of requirements is deposited in highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, we would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. In 2015, the FDIC will insure each depositor up to $250,000 in coverage at each separately chartered insured depository institution. At times, cash in banks is in excess of the FDIC insurance limit. The Company has not experienced any loss as a result of those deposits in excess of the FDIC insurance limit and does not expect any in the future.
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
Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2015. Based on that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated of the Exchange Act) were effective as of September 30, 2015.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) during the Company's fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
In October 2010, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). During the nine months ended September 30, 2015, no shares were repurchased. In accordance with the terms of the Stock Repurchase Program, it expired on September 4, 2015.

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

10.1
Amendment to LHC Group, Inc. Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, effective January 20, 2015. (previously filed as Exhibit 10.1 to LHC Group's Form 10-Q filed on May 7, 2015).

10.2	Amended and Restated Employment Agreement between Joshua L. Proffitt and LHC Group, Inc., dated August 7, 2015

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dionne E. Viator, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

LHC GROUP, INC.

Date: November 5, 2015	/s/ Dionne E. Viator
Dionne E. Viator
Executive Vice President and Chief Financial Officer (Principal financial officer)