Form 10-K
period 2015-12-31
LHC Group, Inc
filed 2016-03-03
CIK 1303313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Lafayette, Louisiana 70508
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $496.8 million based on the closing sale price as reported on the NASDAQ Global Select Market. For purposes of this determination shares beneficially owned by officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.
There were 17,972,512 shares of common stock, $0.01 par value, issued and outstanding as of February 29, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2015 are incorporated by reference in Part II of this Annual Report on Form 10-K. Portions of the Registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

LHC GROUP, INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference herein contain certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “foresee,” “estimate,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Specifically, this Annual Report on Form 10-K contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2015;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operating and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in or future interpretations of fraud, anti-kickback or other laws.

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
Overview
We provide post-acute health care services to patients through our home nursing agencies, hospice agencies, community-based services agencies, and long-term acute care hospitals (“LTACHs”). As of December 31, 2015, through our wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, we operated in 363 service providers in 25 states within the continental United States. We operate in four segments: home health services, hospice services, community-based services, and facility-based services, the latter through our LTACHs.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services and physical, occupational, and speech therapy. The nurses, home health aides, and therapists in our home health agencies work closely with patients and their families to design and implement individualized treatment plans in accordance with a physician-prescribed plan of care. As of December 31, 2015, we operated 283 home health service locations, of which 168 are wholly-owned by us, 109 are majority-owned by us through equity joint ventures, three are under license lease arrangements, and the operations of the remaining three locations are managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2015, we operated 56 hospice locations, of which 43 are wholly-owned by us, 11 are majority-owned by us through equity joint ventures, and two are under license lease arrangements.
Our community-based service locations offer assistance with activities of daily living to elderly, chronically ill, and disabled patients. As of December 31, 2015, we operated 13 locations, of which 12 are wholly-owned by us and 1 is majority-owned by us through an equity joint venture.
Our LTACH locations provide services primarily to patients with complex medical conditions who have transitioned out of a hospital intensive care unit but whose conditions remain too severe for treatment in a non-acute setting. As of December 31, 2015, our LTACHs had 223 licensed beds. We own and operate six LTACHs with eight locations, of which all but one are located within host hospitals. We also own and operate a pharmacy, a family health center, and a family health clinic. Of these 11 facility-based services locations, six are wholly-owned by us and five are majority-owned by us through equity joint ventures.
Our net service revenue by segment for the years ended December 31, 2015, 2014 and 2013 was as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Home health services	$613,188	$564,966	$523,512
Hospice services	85,854	67,621	56,172
Community-based services	41,202	27,698	3,207
Facility-based services	76,122	73,347	75,392
Consolidated net service revenue	$816,366	$733,632	$658,283
Our founders began operations in September 1994 as St. Landry Home Health, Inc. in Palmetto, Louisiana. After several years of expansion, our founders reorganized their business and began operating as Louisiana Healthcare Group, Inc. in June 2000. In March 2001, Louisiana Healthcare Group, Inc. reorganized and became a wholly owned subsidiary of The Healthcare Group, Inc., a Louisiana business corporation. In December 2002, The Healthcare Group, Inc. merged into LHC Group, LLC, a Louisiana limited liability company, with LHC Group, LLC being the surviving entity. In January 2005, LHC Group, LLC established a wholly owned Delaware subsidiary, LHC Group, Inc. and on February 9, 2005, LHC Group, LLC merged into LHC Group, Inc., a Delaware corporation with LHC Group, Inc. being the surviving entity. Our principal executive offices are located at 901 Hugh Wallis Road, South, Lafayette, Louisiana, 70508. Our telephone number is (337) 233-1307. Our website is www.lhcgroup.com. Information contained on our website is not part of or incorporated by reference into this Annual Report on Form 10-K.
Business Strategy
Our objective is to become the leading provider of home health, hospice, and community-based services in the United States. To achieve this objective, we intend to:
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
Expand into new markets. We intend to continue expanding into new markets by utilizing our point of care technology, developing de novo locations, and acquiring existing Medicare and/or Medicaid-certified agencies in attractive markets throughout the United States. We will also continue our unique strategy of partnering with hospitals and health systems, as these ventures provide significant return on investment. We also plan to acquire larger freestanding agencies that can serve as growth platforms in markets we do not currently serve in order to support our growth into new markets.
Pursue strategic acquisitions and develop joint ventures. We will continue to identify and evaluate opportunities for strategic acquisitions in new and existing markets that will enhance our market position, increase our referral base, and expand the breadth of services we offer. We endeavor to joint venture with hospitals to provide post-acute services, such as home health, hospice, and community-based services.
Services
We provide post-acute care services in the United States by providing quality cost-effective health care services to patients within the comfort and privacy of their home, place of residence, or long-term acute care hospital facility. Our services can be broadly classified into four principal categories: (1) home health services, (2) hospice services, (3) community-based services, and (4) facility-based services offered through our LTACHs.
Home Health Services
Our registered nurses and licensed practical nurses provide a variety of medically necessary services to homebound patients who are suffering from acute or chronic illness, recovering from injury or surgery, or who otherwise require caring, teaching or monitoring. These services include, but are not limited to:

•	wound care and dressing changes,

•	cardiac rehabilitation,

•	infusion therapy,

•	pain management,

•	pharmaceutical administration,

•	skilled observation and assessment, and

•	patient education.
We have also designed proprietary guidelines to treat chronic diseases and conditions, including diabetes, hypertension, arthritis, Alzheimer’s disease, low vision, spinal stenosis, Parkinson’s disease, osteoporosis, complex wound care, and chronic pain. Through our medical social workers, we counsel patients and their families with regard to financial, personal, and social concerns that arise from a patient’s health-related problems. We provide skilled nursing, ventilator and tracheotomy services, extended care specialties, medication administration and management, and patient and family assistance and education. We also provide management services to third-party home nursing agencies, often as an interim solution until proper state and regulatory approvals for an acquisition can be obtained.
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
All of our home nursing agencies offer 24-hour personal emergency response system and support services through a third-party service provider ("PERS") for qualified patients who require intensive medical monitoring, but want to maintain an independent lifestyle. These services consist principally of a communicator that connects to the telephone line in the patient’s home and a personal help button that is worn or carried by the individual patient that, when activated, initiates a telephone call from the patient’s communicator to PERS's central monitoring facilities. Their trained personnel identify the nature and extent of the patient’s particular need and notify the patient’s family members, neighbors, and/or emergency personnel, as needed.

We believe our use of this system increases patient satisfaction and loyalty by providing our patients a point of contact between scheduled nursing visits. As a result, we believe that we provide a more complete regimen of care management than our competitors in the markets in which we operate by offering this service to qualified patients as part of their home health plan of care.

Hospice Services
Our Medicare-certified hospice operations provide a full range of hospice services designed to meet the individual physical, spiritual, and psychosocial needs of terminally ill patients and their families. Our hospice services are primarily provided in a patient’s home, but can also be provided in a nursing home, assisted living facility or hospital. The key services provided through our hospice agencies include pain and symptom management accompanied by palliative medication, emotional, and spiritual support, inpatient and respite care, homemaker services, dietary counseling, and family bereavement counseling and social worker visits for up to 13 months after a patient’s death.
Community-Based Services
Our community-based service operations offer a wide range of services to patients in their home or in a medical facility. The services range from assistance with grooming, medication reminders, meal preparation, assistance with feeding, light housekeeping, respite care, transportation, and errand services.
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
Other. As part of our facility-based services, we operate an institutional pharmacy, which focuses on providing a full array of services to our LTACHs, a family health center, and a family health clinic.
Operations
Financial information relating to the home health, hospice, community-based, and facility-based operating segments of our business, including their contributions to our net service revenue, operating income, and total assets for each of the twelve months ended December 31, 2015, 2014 and 2013, respectively, is found in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Our home health agencies are operated in one segment that is separated into four geographical regions and further separated into individual operating areas. Our hospice agencies are operated in one segment that is separated into four geographical regions. Our community-based agencies are operated in one segment within one geographic region. Each of our home health agencies is staffed with experienced clinical home health and administrative professionals who provide a wide range of patient care services. Each of our home health agencies, hospice agencies, and community-based agencies are licensed and certified by the state and federal governments. As of December 31, 2015, 268 of our 283 home health service locations and 34 of our 56 hospice service locations were accredited by the Joint Commission, a nationwide commission that establishes standards relating to the facilities, administration, quality of patient care, and operation of medical staffs of hospitals. Those not yet accredited are working towards achieving this accreditation, a process which can take up to six months. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
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
Our home health service locations use our Service Value Point system, a proprietary clinical resource allocation model and cost management system. The system is a quantitative tool that assigns a target level of resource units to a group of patients based upon their initial assessment and estimated skilled nursing and therapy needs. The Service Value Point system allows the Director of Nursing or Branch Manager to allocate adequate resources throughout the group of patients assigned to his or her care, rather than focusing on the profitability of an individual patient.
Patient care is coordinated on-site at the agency level of each home health service, hospice service, and community-based service location. All coding, medical records, case management, utilization review, and medical staff credentialing are provided on-site at the hospital level of each facility-based service location. Centralized functions such as payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management, pharmacy, information technology, and general clinical oversight accomplished by periodic on-site surveys are provided from our executive offices.

Joint Ventures

As of December 31, 2015, we had 64 equity joint ventures including 57 with hospitals, four with physicians, and three with other parties. We also operated three agency license leasing agreements.
Equity Joint Ventures
Our equity joint ventures are generally structured as limited liability companies in which we own a majority equity interest and our partner(s) own(s) a minority equity interest. At the time of formation, each party contributes capital to the equity joint venture in the form of cash or property. We believe that the amount contributed by each party to the equity joint venture represents their pro-rata portion of the fair market value of the equity joint venture, and we maintain processes to confirm and document those determinations. None of our equity joint venture partners are required to make or influence referrals to our equity joint ventures. In fact, agreements with our hospital joint venture partners, which make up 89% of our equity joint venture partners, require that they follow the same Medicare discharge planning regulations, that, among other things, require the hospitals to offer each Medicare patient a list of available Medicare-certified home nursing agency options and to allow the patient to choose his or her own provider.
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
The 64 equity joint ventures individually contribute between 0.02% and 3.46% of our consolidated net service revenue, with only two of the equity joint ventures accounting for greater than 3% of our consolidated net service revenue for the year ended December 31, 2015.
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
License Leasing Agreements
As of December 31, 2015, we had three license leasing agreements, through our wholly-owned subsidiaries, granting us the right to use the lessors' home health licenses necessary to operate home nursing agencies and hospice agencies. These license leasing agreements are entered into when state law would otherwise prohibit the sale and transfer of the agency. The table below details the monthly fees and termination dates of the license leasing agreements.

Number of license leasing agreements	2015 Current Monthly Fee	Increase in Monthly Fee	Initial Termination Dates
1	$18,375	5% increase every three years	2017 with a 2 year automatic renewal
1	Based on net quarterly projections with an annual cap of $423,000.	None	2015 with a 1 year automatic renewal
1	Based on net quarterly projections with an annual cap of $208,000.	None	2015 with a 1 year automatic renewal
In all three license leasing agreements, we have a right of first refusal in the event that the lessor intends to sell the agency to a third party.
Management Services Agreements
As of December 31, 2015, we had three management services agreements under which we manage the operations of home nursing agencies. We do not have ownership interest in these home nursing agencies. Instead, for a fee, we provide billing, management, and other consulting services suited to and designed for the efficient operation of the home nursing agency. We are responsible for the costs associated with the locations and personnel required for the provision of services. Under one management services agreement, we are compensated based on a percentage of cash collections for the agency, and under the other two management services agreements we are reimbursed for operating expenses and receive a percentage of the operating net income of the agencies. The term of these management services agreements is typically five years, with an option to renew for an additional five-year term. All management services agreements will automatically renew annually unless either party gives written notice of termination.
We record management services revenue as services are provided in accordance with the management services agreements.
Competition
The home health care market is highly fragmented. According to the Medicare Payment Advisory Commission, an independent agency that advises Congress on various Medicare issues (“MedPac”), there were approximately 12,613 Medicare-certified home nursing agencies in the United States in 2013. In 2015, MedPac estimated that approximately 16% of Medicare-certified home health agencies provided a majority of their services in rural areas, and 89% of agencies were proprietary. We believe we are well positioned to build and maintain long-term relationships with local hospitals, physicians, and other health care providers and to become the highest quality post-acute provider in our markets. In our experience, because most rural areas do not have the population size to support more than one or two general acute care hospitals, the local community hospital often plays a significant role in rural market health care delivery systems. Rural patients who require home nursing frequently receive care from a small home care agency or an agency that, while owned and run by the local community hospital, is not an area of focus for that hospital. Similarly, patients in these markets who require services typically offered by LTACHs are more likely to remain in the community hospital because it is often the only local facility equipped to deal with severe and complex medical conditions. We choose to enter these rural markets through affiliations with local hospitals, since we typically experience significantly less competition for the services we provide.
As we expand into new markets, we may encounter competitors that have greater resources or greater access to capital. Generally, competition in our home health service markets comes from small local and regional providers. These providers include facility- and hospital-based providers, visiting nurse associations, and nurse registries. We are unaware of any competitor offering our breadth of services and focusing on the needs of rural markets.
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
The Clinical Quality Committee of the Board of Directors is responsible for advising our clinical leadership, monitoring the performance of our locations based on internal and external benchmarks, overseeing and evaluating the effectiveness of the performance improvement and quality plans, facilitating best practices based on internal and external comparisons, and fostering enhanced awareness of clinical performance by the Board of Directors.
As part of our ongoing quality control, internal auditing, and monitoring programs, we conduct internal regulatory audits and mock surveys at each of our agencies and facilities at least once a year. If an agency or facility does not achieve a satisfactory rating, we require that it prepare and implement a plan of correction. We then follow-up to verify that all deficiencies identified in the initial audit and survey have been corrected.
As required under the Medicare conditions of participation, we maintain a continuous quality improvement program, which involves:

•	ongoing education of staff and quarterly continuous quality improvement meetings at each of our agencies, facilities and principal executive offices;

•	monthly comprehensive audits of patient charts performed at each of our agencies and facilities;

•	at least annually, a comprehensive survey readiness assessment on each of our agencies and facilities;

•	review of Home Health Compare scores;

•	assessment of patient’s and/or family member’s perception of care using Press Ganey, SHP and Deyta; and

•	assessment of infection control practices and risk events.
We constantly expand and refine our continuous quality improvement programs. Specific written policies, procedures, training, and educational materials and programs, as well as auditing and monitoring activities, have been prepared and implemented to address the functional and operational aspects of our business. Our programs also address specific areas identified for improvement through regulatory interpretation and enforcement activities. We believe our consistent focus on continuous quality improvement programs provide us with a competitive advantage in the markets we serve.
Compliance
We have established and continually maintain a comprehensive compliance and ethics program that is designed to assist all of our employees to exceed applicable standards established by federal and state laws and regulations and industry practice. Our goal is to foster and maintain the highest standards of compliance, ethics, integrity, and professionalism in every aspect of our business dealings, and we utilize our compliance and ethics program to assist our employees toward achieving that goal.
The purpose of our compliance and ethics program is to promote and foster compliance with applicable legal and regulatory requirements, the requirements of the Medicare and Medicaid programs and other government healthcare programs, industry standards, our Code of Conduct and Ethics, and our other policies and procedures that support and enhance overall compliance within our Company. Our compliance and ethics program focuses on regulations related to the federal False Claims Act, the Stark Law, the federal Anti-Kickback Law, billing and overall adherence to health care regulations.
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
Technology and Intellectual Property
Our Service Value Point system is a proprietary information system that assists us in, among other things, monitoring clinical utilization and other cost factors, supporting our health care management techniques, internal benchmarking, clinical analysis, outcomes monitoring and claims generation, revenue cycle management, and revenue reporting at our home nursing agencies. We were issued a patent for our Service Value Point system during 2009 by the U.S. Patent and Trademark Office. This proprietary home nursing clinical resource and cost management system is a quantitative tool that assigns a target level of resource units to each patient based upon our staff's initial assessment of the patient's estimated skilled nursing and therapy needs. We designed this system to empower our direct care employees to make appropriate day-to-day clinical care decisions while also allowing us to monitor and manage the quality and delivery of care across our system, including the cost of providing that care, on both a patient-specific and agency-specific basis.
In addition to our Service Value Point system, our business is substantially dependent on non-proprietary software. For example, we utilize a third-party software information system for billing and maintaining patient claim receivables for our LTACHs. Also, as of December 31, 2015, our home nursing and hospice agencies primarily utilized commercially-available billing and patient claim systems.
During 2014, we successfully completed the roll out of our point of care (“POC”) strategy. Our POC system allows a visiting clinician to access records and other information from the patient’s home or at the POC, complete required documentation at the POC and submit it electronically into our patient record system. As of December 31, 2015, all of our home nursing and hospice locations were utilizing our POC system.
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
Reimbursement
Medicare
The federal government’s Medicare program, governed by the Social Security Act of 1965 (the “Social Security Act”), reimburses health care providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services (“HHS”) and the Centers for Medicare & Medicaid Services (“CMS”). Medicare payments accounted for 74.5%, 75.9% and 79.8% of our net service revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.
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
Home Health
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
In 2011, CMS finalized two provisions of the Patient Protection and Affordable Care Act (“the PPACA”) that substantially impact our business. First, as a condition for Medicare payment, the PPACA mandates that prior to certifying a patient’s eligibility for home health services, the certifying physician must document that he or she, or allowed non-physician practitioner, had a face-to-face encounter with the patient that relates to the condition for which the patient receives home health services. The face-to-face encounter must occur within 90 days prior to the start of care or 30 days after the start of care. Documentation regarding these encounters must be present in the patient's home health medical record. In 2015, documentation supporting these encounters must be in the certifying physician's or hospital medical record.
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
The base payment rate for Medicare home nursing was $2,961.38 per 60-day episode for the year ended December 31, 2015. The base payment rate does not include the 2% reduction to Medicare payment through sequestration as mandated by the Budget Control Act of 2011.
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
In the fiscal year 2016 hospice payment rule, CMS established a new two-tiered payment system for routine home care hospice services, which replaces the former single per diem routine home care rate. Effective January 1, 2016, hospices will be reimbursed at a higher routine home care rate ($186.84) for days 1 through 60 of a hospice episode of care and a lower rate ($146.83) for days 61 and beyond of a hospice episode of care. In this rule, CMS also provided for a Service Intensity Add-on increasing payments for routine home care services provided directly by registered nurses and social workers to hospice patients during the final seven days of life.
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

Freestanding, HwH and Satellite LTACHs
LTACHs may be organized and operated as freestanding facilities or as a hospital within a hospital, or “HwH”. An HwH is an LTACH that is located on the "campus" of another hospital, meaning the physical area immediately adjacent to a hospital’s main buildings, other areas and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other determined, on an individual case bases by the applicable CMS regional office, to be part of a hospital's campus. An LTACH that uses the same Medicare provider number of an affiliated “primary site” LTACH is known as a “satellite.” Under Medicare policy, a satellite LTACH must be located within 35 miles of its primary site LTACH and be administered by such primary site LTACH. As of December 31, 2015, we had a total of eight LTACH facilities, with 223 licensed beds. Seven of our LTACH facilities were classified as HwHs and one was classified as freestanding. Of the seven HwH facilities, three were located in Metropolitan Statistical Area (“MSA”) or urban areas and four were located in non-MSA or rural areas. One of our HwH facilities was a satellite location of a parent hospital located in an MSA. Our single freestanding location was a remote campus site of a parent located in an MSA.
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
Fiscal Year 2015 Rates
On August 4, 2014, CMS released its final rule for LTACH Medicare reimbursement for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). In aggregate, payments for fiscal year 2015 increased by 1.1% over fiscal year 2014 rates. The 1.1% increase consists of a 2.9% inflationary market basket update, offset by a 0.5% reduction for the productivity adjustment, and a 0.2% reduction to the market basket as defined by PPACA. LTACH payment rates were also reduced by approximately 1.3% for the "one-time" budget neutrality adjustment factor under the last year of a three-year phase in and increased by 0.2% for wage index budget neutrality adjustment.
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

Fiscal Year 2016 Rates
On July 31, 2015, CMS issued a final rule to update fiscal year 2016 payment policies and rates under the IPPS and LTACH-PPS, which affects discharges occurring in cost reporting periods beginning on or after October 1, 2015. CMS projects that LTACH-PPS rates would decrease by 4.6%. This estimated decrease is primarily attributable to the statutory decrease in payment rates for site neutral LTACH-PPS cases that do not meet the clinical criteria to qualify for higher LTACH rates in cost reporting years beginning on or after October 1, 2015. Cases that do qualify for higher LTACH-PPS rates will see a payment rate increase of 1.7% (based on a market basket update of 2.4% adjusted by a multi-factor productivity adjustment of -0.5 percentage point and an additional adjustment of -0.2 percentage point in accordance with the Affordable Care Act). CMS also finalized its proposal to implement a transitional blended payment rate (50% site neutral rate and 50% LTACH-PPS rates) for site neutral discharges occurring in fiscal years 2016 and 2017.
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
Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs and the non-governmental payors, but are responsible for services not covered by these programs or plans, as well as co-payments for deductibles and co-insurance obligations of their coverage. Patient out-of-pocket costs for the payment of deductibles and co-insurance have increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. Because the majority of our billed services are paid in full by Medicare, Medicaid or private insurance, co-payments from patients do not represent a material portion of our billed revenue and corresponding accounts receivable. To further reduce their health care costs, most commercial payors such as insurance companies, health maintenance organizations, preferred provider organizations and other managed care companies have negotiated discounted fee structures or fixed amounts for services performed, rather than paying health care providers the amounts normally billed.
In response to the challenges associated with collecting from commercial payors, we began negotiating higher reimbursement rates with a majority of our commercial payors. As of December 31, 2015, our managed care contracts included 177 different payors between all of our divisions, seven of which were national contracts, 25 were regional contracts and 145 were state and local contracts/standing letters of agreement. If we are unable to continue negotiating higher reimbursement rates with commercial payors or if commercial payors continue to reduce health care costs through reduction in home health reimbursement, it could have a material adverse impact on our financial results.
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
The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock that is listed on the New York Stock Exchange or NASDAQ. If the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. For example, this Stark Law exception requires that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2015, 2014 and 2013, we have in excess of $75.0 million in stockholders’ equity.
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
False Claims
The submission of claims to a federal or state health care program for items and services that are “not provided as claimed” may lead to the imposition of civil monetary penalties, criminal fines and imprisonment and/or exclusion from participation in state and federally funded health care programs, including the Medicare and Medicaid programs, under false claims statutes such as the federal False Claims Act. Under the federal False Claims Act, actions against a provider can be initiated by the federal government or by a private party on behalf of the federal government. These private parties are often referred to as qui tam relators, and relators are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam actions have increased significantly in recent years, increasing the risk that a health care company like us will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation. Many states have enacted similar laws providing for the imposition of civil and criminal penalties for the filing of fraudulent claims. While we operate our business to avoid exposure under the federal False Claims Act and similar state laws, because of the complexity of the government regulations applicable to our industry, we cannot guarantee that we will not be the subject of an action under the federal False Claims Act or similar state law.

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
Environmental, Health and Safety Laws
We are subject to federal, state and local regulations governing the storage, use and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental laws and regulations. We are not aware of any violations related to compliance with environmental, health and safety laws through 2015.
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

Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, administered by the United States Drug Enforcement Administration, as a dispenser of controlled substances, our pharmacy operations must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. We are not aware of any violations of applicable laws relating to our institutional pharmacy operations through December 31, 2015.
Certificate of Need and Permit of Approval Laws
In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing, constructing, acquiring or expanding certain health services, operations or facilities. In these states, approvals are required for capital expenditures exceeding certain amounts that involve certain facilities or services, including home nursing agencies. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program. The following U.S. jurisdictions require certificates of need or permits of approval for home nursing agencies: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Tennessee, Vermont, Washington, West Virginia and the District of Columbia. In addition, the state of Louisiana continues to have a moratorium on the issuance of new licenses for home nursing agencies that we expect to remain in effect for 2016.
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
Accreditations
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of December 31, 2015, the Joint Commission had accredited 268 of our 283 home health agencies and 34 of our 56 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
Employees
As of December 31, 2015, we had 10,922 employees, of which 6,835 were full-time. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.
Insurance
We are subject to claims and legal actions in the ordinary course of our business. To cover claims that may arise, we maintain commercial insurance for healthcare professional liability, general liability, automobile liability, employed lawyers liability, fiduciary liability, information security and privacy liabilities, and workers’ compensation/employer’s liability in amounts that we believe are appropriate and sufficient for our operations. We maintain claims-made healthcare professional liability and occurrence based general liability insurance that provides primary limits of $1.0 million per incident/ occurrence and $3.0 million in annual aggregate amounts. We maintain workers’ compensation insurance that meets state statutory requirements and provides a primary employer liability limit of $1.0 million to cover claims that may arise in the states in which we operate, excluding Ohio and Washington. Coverage for workers compensation matters within Ohio and Washington is procured from each state's specific mandated programs and not through third party insurance payors. Under our workers’ compensation insurance policies, the Company maintains a deductible of the first $0.5 million in workers compensation liability. We maintain automobile liability insurance for all owned, hired and non-owned autos with a primary limit of $1.0 million. In addition, we currently maintain multiple layers of umbrella coverage in the aggregate amount of $40.0 million that provides excess coverage for healthcare professional liability, general liability, automobile liability and employer’s liability. We also maintain directors' and officers’ liability insurance in the aggregate amount of $65.0 million. The cost and availability of insurance coverage has varied widely in recent years. While we believe that our insurance policies and coverage are adequate for a business enterprise of our type, we cannot guarantee that our insurance coverage is sufficient to cover all future claims or that it will continue to be available in adequate amounts or at a reasonable cost.
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
For the years ended December 31, 2015, 2014 and 2013, we received 74.5%, 75.9% and 79.8%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. See Part I, Item 1. Reimbursement in this Annual Report on Form 10-K for additional information regarding reimbursements. Reductions in Medicare reimbursement could be caused by many factors, including:

•	administrative or legislative changes to the base rates under the applicable prospective payment systems;

•	the reduction or elimination of annual rate increases;

•	the imposition or increase by Medicare of mechanisms shifting more responsibility for a portion of payment to beneficiaries, such as co-payments;

•	adjustments to the relative components of the wage index used in determining reimbursement rates;

•	changes to case mix or therapy thresholds;

•	the reclassification of home health resource groups or long-term care diagnosis-related groups; or

•	further limitations on referrals to long-term acute care hospitals from host hospitals.
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

The PPACA also amended the False Claims Act to provide that a provider must report and return overpayments within 60 days of identifying the overpayment or the claims for the services that generated the overpayments become false claims subject to the False Claims Act. Overpayments include payments for services for which the provider does not have proper documentation. If we were to identify documentation failures that could not be corrected we could be required to return payments received for those claims within the mandated 60-day time period. If we fail to identify and return overpayments within the required 60-day period we could be subject to suits under the False Claims Act by the government or relators (whistleblowers). On February 13, 2015, CMS announced that it will delay finalizing regulations that were intended to clarify when a payment is “identified” for purposes of the 60-day rule. Notwithstanding the delay, providers are still required to comply with the rule even though there is considerable uncertainty over exactly when the 60-day period begins. Due to this uncertainty, our continued compliance with the False Claims Act and its implementing regulations could have a material adverse impact on our business and operations.

On October 6, 2014, CMS issued a proposed rule that would revise the Medicare and Medicaid conditions of participation for home health agencies. The proposed rule would require home health agencies to develop, implement, and maintain an agency-wide, data-driven quality assessment and improvement program and a system of communication and integration to identify patient needs and coordinate care. The proposed rule also aims to clarify and expand current patient rights requirements and contains several other clarifications and updates largely focused on creating a more patient-centered, data-driven, outcome-oriented process for patient care. If the proposed rule is finalized, we expect to face costs associated with compliance with such changes.

On December 11, 2014, CMS proposed a star rating methodology for home health agencies to meet the PPACA’s call for more transparent, public information on provider quality. All Medicare-certified home health agencies would be eligible to receive a star rating (from one to five stars) based on a number of quality measures, such as timely initiation of care, drug education provided to patients, fall risk assessment, depression assessments, improvements in bed transferring, and bathing, among others. The “Quality of Patient Care Star Ratings” were first published in July, 2015, and are updated quarterly thereafter based upon new data that is published with the ratings on the “Home Health Compare” section of the medicare.gov website. While we are pleased with the initial ratings received by our home health agencies and are striving to improve our results, it is not clear at this time what impact, if any, the new rating system will have on our home health business.

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
We are subject to federal and state laws that govern our employment practices. Failure to comply with these laws, or changes to these laws that increase our employment-related expenses, could adversely impact our operations.

We are required to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health requirements, wage and hour requirements, employment insurance, and equal employment opportunity laws. These laws can vary significantly among states and can be highly technical. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal or state laws or regulations requiring employers to provide specified benefits to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits, or the lengthening of periods for which unemployment benefits are available. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business. Additionally, a number of states require that direct care workers receive state-mandated minimum wage and/or overtime pay. Opponents say that the new protections will make in-home care more expensive for government programs that pay for such services, and that these new rules and regulations could result in a reduction in covered services. We will continue to evaluate the effect of these various new rules and regulations on our operations.
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
Our revenue may be negatively impacted by a failure to appropriately document services, resulting delays in reimbursement.
Reimbursement to us is conditioned upon providing the correct administrative and billing codes and properly documenting the services themselves, including the level of service provided, and the necessity for the services. If incorrect or incomplete documentation is provided or inaccurate reimbursement codes are utilized, this could result in nonpayment for services rendered and could lead to allegations of billing fraud. This could subsequently lead to civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare and Medicaid. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not covered, services provided were not medically necessary, or supporting documentation was not adequate.  In addition, timing delays may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in achieving our financial results and maintaining liquidity.  It is possible that documentation support, system problems, provider issues or industry trends may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk.

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

The effective date of the new patient criteria was October 1, 2015, followed by a two-year phase-in period tied to each LTACH’s cost reporting period. During the phase-in period, payment for patients receiving the site-neutral rate will be based 50% on the current LTACH-PPS rate and 50% on the new site-neutral rate. For our two LTACHs that have a cost reporting period starting before July 1 of each year, the phase-in will begin on June 1, 2016. For our six LTACHs that have a cost reporting period starting on or after July 1 of each year, the phase-in will begin on September 1, 2016.

We continue to analyze Medicare and internal data to estimate the number of our cases that will continue to be paid under the LTACH-PPS rate. At this time, we estimate that less than one-third of our current LTACH patients will be paid at the site-neutral rate under the new criteria once it is fully phased-in. The site-neutral payment rates will be based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or our LTACHs costs. There can be no assurance that these site-neutral payments will not be materially less than the payments currently provided under LTACH-PPS rates.

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

•	neither we nor the joint venture entity lends funds to or guarantees a loan to the hospital or physician to acquire interests in the joint venture; and

•	distributions to our joint venture partners are based solely on their equity interests and are not affected by referrals from the hospital or physician.
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

As of December 31, 2015, we operated in 12 states that require health care providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.

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
For the year ended December 31, 2015, our facilities in Louisiana, Mississippi, Tennessee, Alabama, and Arkansas accounted for approximately 61.1% of our net service revenue. Accordingly, any changes in the current demographic, economic, competitive, or regulatory conditions in these states could have an adverse effect on our business, financial condition, results of operations and cash flows. Medicaid changes in these states could also have a material adverse effect on our results of operations and cash flows.
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
We may be more vulnerable to the effects of a public health catastrophe than other businesses due to the nature of our patients.
The majority of our patients are older individuals and others with complex medical challenges, many of whom may be more vulnerable than the general public during a pandemic or in a public health catastrophe. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable patients. For example, if a flu pandemic were to occur, we could suffer significant losses to our consumer population or a reduction in the availability of our employees and, at a high cost, be required to hire replacements for affected workers. Accordingly, certain public health catastrophes could have a material adverse effect on our financial condition and results of operations.
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
Goodwill and other intangible assets represent a significant portion of the assets on our balance sheet and are assessed for impairment annually or whenever circumstances indicate potential impairment. The goodwill assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to the reporting unit. If the carrying value of the reporting unit were to exceed our estimate of fair value of the reporting unit, we would be required to estimate the fair value of the assets and liabilities within the reporting unit to ascertain the fair value of goodwill. If we determine that the fair value is less than our book value, we could be required to record a non-cash impairment charge to our consolidated statements of operations, which could have a material adverse effect on our earnings, debt covenants and ability to access capital.
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

We regularly review the performance of our various agencies. Our review considers the current financial performance, market penetration, forecasted market growth and current and future reimbursement payment forecasts. During 2015, we incurred exit activity costs of $1.8 million in connection with the closure of certain underperforming agencies, including lease termination payments, relocation costs, severance costs and asset and intangible write-offs.

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

CMS has mandated that all providers implement the use of new patient codes for medical coding, referred to as ICD-10 codes, on or before October 1, 2015. This mandate substantially increased the number of medical billing codes by which we will seek reimbursement, increasing the complexity of submitting claims for reimbursement. Claims that we submit to CMS after October 1, 2015 must use ICD-10 codes or such claims will not be paid. Transition to the new ICD-10 system required alterations to our clinical software systems, as well as training of our staff involved in the coding and billing processes. In addition to these upfront costs of transition to ICD-10, it is possible that we could experience disruption or delays in payment due to implementation issues, including software errors, coding errors or a decrease in the productivity of our staff involved in coding and billing processes. Any such delays in payment could disrupt our operations and materially and adversely affect our business.

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
We are a holding company, whereby our material assets and operations are held by our subsidiaries. Accordingly, our ability to service our debt, if any, is dependent upon the earnings from the business conducted by our subsidiaries. The distributions of those earnings or advances or other distributions of funds by these subsidiaries to us are contingent upon the subsidiaries’ earnings and are subject to various business considerations. In addition, distributions by subsidiaries could be subject to statutory restrictions, including state laws requiring that the subsidiary be solvent, or contractual restrictions. If our subsidiaries are unable to make sufficient distributions or advances to us, we may not have the cash resources necessary to service our debt.
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
Our executive officers and directors and individuals or entities affiliated with them, beneficially own an aggregate of approximately 18.6% of our outstanding shares of common stock as of December 31, 2015. The interests of these stockholders may differ from other stockholders’ interests. If they were to act together, these affiliated stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, business combinations, the amendment of our certificate of incorporation and other significant corporate actions.

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
We have a relatively low volume of daily trades in our common stock on the NASDAQ Global Select Market (“NASDAQ”). For example, the average daily trading volume of our common stock on NASDAQ over the three-month trading period ending February 25, 2016 was approximately 123,812 shares per day. Because our common stock is traded infrequently, the price per share of our common stock can fluctuate more significantly from day-to-day than a widely held stock that is actively traded on a daily basis. For example, trading of a large volume of our common stock may have a significant impact on the trading price of our common stock. In addition, future issuances of our common stock, including the exercise of any options or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future and the issuance of our common stock in connection with acquisitions, could have an adverse effect on the market price of our common stock.
We do not anticipate paying dividends on our common stock in the foreseeable future and, consequently, your ability to achieve a return on your investment will depend solely on appreciation in the price of our common stock.
We do not pay dividends on our shares of common stock and intend to retain all future earnings to finance the continued growth and development of our business and for general corporate purposes. In addition, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon our financial condition, capital requirements, credit facility limitations, earnings and other factors deemed relevant by our board of directors.
If we identify deficiencies in our internal control over financial reporting, our business and our stock price could be adversely affected.
We are required to report on the effectiveness of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley. Under Section 404, we are required to assess the effectiveness of our internal control over financial reporting and report our conclusion in our Annual Report. Our independent registered public accounting firm is also required to report its conclusion regarding the effectiveness of our internal control over financial reporting. The existence of one or more material weaknesses could require us and our auditor to conclude that our internal control over financial reporting is not effective. If material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny and a loss of public confidence in our financial reporting, which could have an adverse effect on our business and price of our common stock.

Item 1B.	Unresolved Staff Comments.
We have no unresolved written comments from the staff of the SEC regarding our periodic or current reports filed under the Exchange Act.

Item 2.	Properties.
Our principal executive office is located in Lafayette, Louisiana in a 66,846 square feet building that is leased. The lease agreement commenced on February 1, 2015 and will expire on March 30, 2025.

Of our operating service locations, three are owned by us and the remaining locations are in leased facilities. Most of our operating service locations are located in general commercial office space. Generally, the leases have initial terms of one year, but range from one to five years. Most of the leases either contain multiple options to extend the lease period in one-year increments or convert to a month-to-month lease upon the expiration of the initial term.

Eight of our LTACHs are HWHs, meaning we have a lease or sublease for space with the host hospital. Generally, our leases or subleases for LTACHs have initial terms of five years, but range from three to ten years. Most of our leases and subleases for our LTACHs contain multiple options to extend the term in one-year increments.

The following table shows our locations of our home health services, hospice services, community-based services, and facility-based services facilities as of December 31, 2015:

	Home health services	Hospice services	Community-based services	Facility-based services
Louisiana	43	7	—	11
Mississippi	34	10	—	—
Tennessee	32	2	1	—
Kentucky	30	—	5	—
Alabama	27	6	—	—
Arkansas	19	5	—	—
West Virginia	17	3	—	—
Illinois	9	—	—	—
Maryland	9	—	1	—
Texas	9	—	—	—
Washington	9	4	1	—
Georgia	8	9	—	—
Missouri	6	3	2	—
California	4	—	—	—
Colorado	4	—	—	—
Idaho	4	2	—	—
Oregon	4	—	—	—
Virginia	4	—	—	—
Arizona	2	—	—	—
Florida	2	—	—	—
North Carolina	2	1	3	—
Ohio	2	—	—	—
Rhode Island	1	—	—	—
South Carolina	1	4	—	—
Wisconsin	1	—	—	—
	283	56	13	11

Item 3.	Legal Proceedings.
We are involved in various legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes the outcome of pending litigation will not have a material adverse effect on our condensed consolidated financial statements, after considering the effect of our insurance coverage.
On June 13, 2012, a putative shareholder securities class action was filed against the Company and its Chairman and Chief Executive Officer in the United States District Court for the Western District of Louisiana, styled City of Omaha Police & Fire Retirement System v. LHC Group, Inc., et al., Case No. 6:12-cv-1609-JTT-CMH. The action was filed on behalf of LHC shareholders who purchased shares of the Company’s common stock between July 30, 2008 and October 26, 2011, alleging violations of Section 10(b), 20(a), and 20A of the Securities Exchange Act of 1934, as amended.  On June 16, 2014, following mediation, the parties entered a Stipulation of Settlement. On August 5, 2014, the District Court entered an Order Preliminarily Approving Settlement and Providing for Notice. On March 3, 2015, the District Court entered its Judgments adopting the Report and Recommendation previously issued and dismissing the action with prejudice. The time for appeal has passed and no appeals were filed. This matter is now concluded. The Company’s insurance carrier funded the entire $7.9 million settlement amount.

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
On December 30, 2013, a related derivative complaint was filed by a purported Company shareholder against certain of the Company’s current and former executive officers, employees and members of its Board of Directors in the United States District Court of the Western District of Louisiana, styled McCormack v. Myers, et al., Case No. 6:13-cv-3301-JTT-CMH. The action was brought derivatively on the Company’s behalf and the Company was also named as a nominal defendant. Plaintiff generally alleges that the individual defendants breached their fiduciary duties owed to the Company and wasted corporate assets. Plaintiff also alleges that the Company's Chairman and Chief Executive Officer caused false and misleading statements to be issued in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and that the Company’s Directors are control persons under Section 20(a) of the Exchange Act. The complaint also alleges claims for insider selling, misappropriation of information and unjust enrichment against the Company’s Chairman and Chief Executive Officer and the Company’s former President and Chief Operating Officer.
On March 25, 2014, the McCormack derivative action was consolidated with the Plummer derivative action described above and stayed. On October 7, 2015, the parties entered into a Stipulation of Settlement. On October 19, 2015, Plaintiffs filed an Unopposed Motion for Preliminary Approval of Proposed Derivative Settlement. On October 26, 2015, the District Court entered an Order Preliminary Approving Settlement in the amount of $0.6 million. On January 11, 2016, the District Court entered its Order and Final Judgment approving the settlement and dismissing the consolidated action with prejudice. The Company's insurance carrier has funded the entire amount, which was immediately releasable to Plaintiffs' counsel on January 11, 2016. The Company's balance sheet reflects the entire settlement in current assets as a receivable due from insurance carrier and correspondingly reflects the entire settlement in current liabilities as a legal settlement payable.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sales of Unregistered Common Stock
None
Market Information and Holders
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LHCG.” As of February 22, 2016, there were approximately 156 registered holders of record of our common stock.
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
Price Range of Common Stock
The following table provides the high and low prices of our common stock during each quarter in 2015 and 2014 as quoted by NASDAQ:

	High	Low
2015
Fourth Quarter	$49.16	$42.97
Third Quarter	51.12	36.95
Second Quarter	40.61	30.15
First Quarter	34.40	28.88
	High	Low
2014
Fourth Quarter	$31.46	$22.74
Third Quarter	25.77	21.30
Second Quarter	22.30	19.90
First Quarter	24.59	21.80
The closing price of our common stock as reported by NASDAQ on March 1, 2016 was $37.43.
Performance Graph
This item is incorporated by reference from our Annual Report to Stockholders for the fiscal year ended December 31, 2015.
Issuer Purchases of Equity Securities
In October 2010, our Board of Directors authorized a program to repurchase shares of our common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). During the twelve months ended December 31, 2015, 2014, and 2013, no shares were repurchased. In accordance with the terms of the Stock Repurchase Agreement, it expired on September 4, 2015.

Item 6.	Selected Financial Data.
The selected consolidated financial data presented below is derived from our audited consolidated financial statements for each of the years in the five year period ended December 31, 2015. The financial data for the years ended December 31, 2015, 2014 and 2013 should be read together with our consolidated financial statements and related Notes included in Part II, Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included herein (amounts in thousands, except share and per share data).

Year Ended December 31,	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Net service revenue	$816,366	$733,632	$658,283	$637,569	$633,872
Gross margin	335,488	298,857	274,819	271,817	281,526
Operating income (loss)	66,343	45,486	46,737	54,305	(6,382)
Income (loss) from continuing operations	41,650	28,752	29,146	35,428	(3,651)
Net income (loss) available to LHC Group, Inc.’s common stockholders	32,335	21,837	22,342	27,440	(13,244)
Net income (loss) attributable to LHC Group Inc.’s common stockholders per basic share:	$1.86	$1.27	$1.31	$1.54	$(0.73)
Net income (loss) attributable to LHC Group Inc.’s common stockholders per diluted share:	$1.84	$1.26	$1.30	$1.53	$(0.73)
Weighted average shares outstanding:
Basic	17,405,379	17,229,026	17,049,794	17,853,321	18,265,118
Diluted	17,547,531	17,315,333	17,132,751	17,899,195	18,265,118

As of December 31,	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash	$6,139	$531	$14,014	$9,720	$256
Total assets	566,054	491,739	422,226	386,894	396,376
Total debt	98,784	61,008	23,212	19,500	34,820
Total LHC Group, Inc. stockholders’ equity	354,582	318,639	293,009	268,181	263,683

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis contains forward-looking statements about future revenues, operating results, plans and expectations. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in Part I, Item 1A. Risk Factors. Also, please read the “Cautionary Statement Regarding Forward-Looking Statements” set forth at the beginning of this Annual Report on Form 10-K.
In addition, read the following discussion in conjunction with Part 1 of this Annual Report on Form 10-K as well as our Consolidated Financial Statements and the related Notes contained elsewhere in this Annual Report on Form 10-K.
Overview
We provide post-acute health care services primarily to Medicare beneficiaries throughout the United States, through our home health agencies, hospice agencies, community-based services agencies, and long-term acute care hospitals ("LTACHs"). Our net service revenue increased $82.8 million to $816.4 million for the year ending December 31, 2015 from $733.6 million for the year ending December 31, 2014. During 2015, we acquired 28 agencies, such that, as of December 31, 2015, we operated 363 locations in the following 25 states: Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.
Segments
Our services are classified into four segments: (1) home health services; (2) hospice services; (3) community-based services and (4) facility-based services offered primarily through our LTACHs.

Through our home health services segment we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational and speech therapy. As of December 31, 2015, we operated 283 home health service locations, of which 168 are wholly-owned by us, 109 are majority-owned or controlled by us through equity joint ventures, three are controlled by us through license lease arrangements and the remaining three are only managed by us.
Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2015, we operated 56 hospice locations, of which 43 are wholly-owned by us, 11 are majority-owned by us through equity joint ventures and two are controlled by us through license lease arrangements.
Through our community-based services segment, our services are performed by paraprofessional personnel, and include assistance to the elderly, chronically ill, and disabled patients with activities of daily living. As of December 31, 2015, we operated 13 community-based services locations, of which 12 are wholly-owned and one is majority-owned through an equity joint venture.
We provide facility-based services principally through our LTACHs. As of December 31, 2015, we owned and operated six LTACHs with eight locations, of which all but one are located within host hospitals. We also operate a pharmacy, family health center, and family health clinic. Of these 11 facility-based services locations as of December 31, 2015, six are wholly-owned by us and five are controlled by us through equity joint ventures.
The percentage of net service revenue contributed from each reporting segment for the each of the periods ended December 31, 2015, 2014 and 2013 was as follows:

Type of Segment	2015	2014	2013
Home health services	75.1%	77.0%	79.5%
Hospice services	10.5	9.2	8.5
Community-based services	5.1	3.8	0.5
Facility-based services	9.3	10.0	11.5
	100.0%	100.0%	100.0%
Development Activities
The following table provides a summary of our acquisitions, divestitures and internal development activities from January 1, 2013 through December 31, 2015. This table does not include the three management services agreements under which we manage the operations of three home nursing agencies, through our home health services segment, nor does it include our pharmacy, family health center and family health clinic, through our facility-based services segment.

	Home Health Agencies	Hospice Agencies	Community -based Agencies	Long-Term Acute Care Hospitals
Total at January 1, 2013	233	32	6	9
Developed	—	—	1	—
Acquired	23	2	—	—
Divested/Merged	—	—	—	—
Total at January 1, 2014	256	34	7	9
Developed	3	1	—	—
Acquired	40	6	6	—
Divested/Merged	(22)	(3)	(1)	(1)
Total at January 1, 2015	277	38	12	8
Developed	—	2	—	—
Acquired	9	17	2	—
Divested/Merged	(6)	(1)	(1)	—
Total at December 31, 2015	280	56	13	8

Recent Developments
Home-Based Services
When the Patient Protection and Affordable Care Act ("PPACA") was enacted in 2010, it changed a number of Medicare payment rates, including the reinstatement of the 3% home health rural add-on, which began on April 1, 2010 (expired on January 1, 2016). Other changes from PPACA that took effect on or after January 1, 2011 were:

•	reduced the market basket adjustment to be determined by CMS for each of 2011, 2012 and 2013 by 1%;

•	instituted a full productivity adjustment beginning in 2015; and

•	re-based the base payment rate for Medicare beginning in 2014 and phasing in over a four year period.

On October 30, 2014, CMS issued a Final Rule (effective January 1, 2015) regarding payment rates for home health services provided during 2015. The net impact of all policies in the rule is a reduction in Medicare payments of 0.3%. CMS estimated that freestanding proprietary agencies would have a 0.9% reduction in Medicare reimbursement compared with 2014 levels. The final rule included the following elements:

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

•
The 2013 Office of Management and Budget ("OMB") core-based statistical area ("CBSA") designations for calculating wage indexes were adopted. The proposed rule updated the HHA wage index using a 50/50 blend of the existing CBSA designations and the new CBSA designations outlined in a February 28, 2013, Office of Management and Budget bulletin, respectively. Nationally, 37 counties shifted from urban to rural and 105 counties shifted from rural to urban.

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

•
The scheduling and administration of therapy reassessments were modified to every 30 calendar days as opposed to tracking and counting therapy visits, especially for multiple-discipline therapy episodes.

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

On October 30, 2015, CMS released a Final Rule (effective January 1, 2016) regarding payment rates for home health services provided during calendar year 2016. The national, standardized 60-day episode payment rate will increase to $2,965.12 in 2016. The rural rate will be $3,054.07. This is a net 0.01% increase in the national, standardized 60-day episode payment rate, due to application of (1) rebasing decrease of $80.95, (2) case-mix adjustment decrease of 0.97%, (3) net market basket increase of 1.9%, (4) case-mix recalibration budget neutrality adjustment increase of 1.87%, and (5) wage index budget neutrality adjustment increase of 0.11%. The home health market basket percentage increase for 2016 is 2.3% and the multifactor productivity adjustment is 0.4% for a net home health market basket of 1.9%. CMS reduced its estimate of nominal case-mix growth between 2012 and 2014 from 3.41% to 2.88% (0.53%) and spread the adjustment over three years at 0.97% each year to account for nominal case-mix growth. The finalized payment policies results in a 1.4% reduction in Medicare payments for all home health agencies.

In addition, CMS finalized its proposal to implement a Home Health Value-Based Purchasing ("HHVBP") program that is intended to incentivize the delivery of high-quality patient care. The HHVBP program would withhold 3% to 8% of Medicare payments, which would be redistributed to participating home health agencies depending on their performance relative to specified measures. The HHVBP would apply to all home health agencies in Arizona, Florida, Iowa, Massachusetts, Maryland, Nebraska, North Carolina, Tennessee, and Washington.
Hospice
On August 22, 2014, CMS released its Final Rule for hospice for fiscal year 2015, which increased Medicare reimbursement payments by 1.4% over fiscal year 2014. The 1.4% increase consists of a 2.9% inflationary market basket update offset by a 0.7% reduction related to the wage index changes and the sixth year of CMS's seven-year phase-out of its wage index budget neutrality adjustment factor, a 0.5% reduction for the productivity adjustment, and a 0.3% reduction to the market basket as defined by PPACA. The following table shows the hospice Medicare payment rates for fiscal year 2014, which began on October 1, 2014 and ended September 30, 2015:

Description	Rate per patient day
Routine Home Care	$159.34
Continuous Home Care	$929.91
Full Rate = 24 hours of care
$38.75 = hourly rate
Inpatient Respite Care	$164.81
General Inpatient Care	$708.77
On July 31, 2015, CMS released a Final Rule that updated the Medicare hospice payment rates and wage index for fiscal year 2016, which is estimated to be an increase in payment rates of 1.1%. Beginning January, 1, 2016, CMS finalized its proposal for two routine home care rates, in a budget-neutral manner, to provide separate payment rates for the first 60 days of care and care beyond 60 days. In addition to the two routine home care rates, CMS is implementing a service intensity add-on payment that would help to promote and compensate for the provision of skilled visits at end of life. As finalized, fiscal year 2016 will be the seventh and final year of the Budget Neutrality Adjustment Factor for hospice. CMS updated the aggregate hospice cap to $27,382.63 for the cap year ending October 31, 2015 and to $27,820.75 for the 2016 cap year. CMS is also changing the hospice inpatient and aggregate cap year to coincide with the fiscal year (October 1 to September 30) beginning October 1, 2017. The following table shows the hospice Medicare payment rates for fiscal year 2016, which began on October 1, 2015 and will end September 30, 2016:

Description	Rate per patient day
Routine Home Care (October 1, 2015 through December 31, 2015)	$161.89
Routine Home Care days 1-60 (effective January 1, 2016)	$186.84
Routine Home Care days 60+ (effective January 1, 2016)	$146.83
Continuous Home Care	$944.79
Full Rate = 24 hours of care
$39.37 = hourly rate
Inpatient Respite Care	$167.45
General Inpatient Care	$720.11
Community-Based Services
Community-based services are in-home care services, which are primarily performed by paraprofessional personnel, and include assistance with activities of daily living to elderly, chronically ill, and disabled patients. Revenue is generated on an hourly basis. Our primary payors are TennCare Managed Care Organization and Medicaid. Approximately 82% of our net service revenue in this segment is generated in Tennessee.
Facility-Based Services
On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013 (Public Law 113-67). This new law prevents a scheduled payment reduction for physicians and other practitioners who treat Medicare patients from taking effect on January 1, 2014. Included in the legislation are the following changes to LTACH reimbursement:

•	Medicare discharges from LTACHs will continue to be paid at full LTACH-PPS rates if

•	the patient spent at least three days in a short-term care hospital ("STCH") intensive care unit ("ICU") during a STCH stay that immediately preceded the LTACH stay, or

•	the patient was on a ventilator for more than 96 hours in the LTACH (based on the MS-LTACH DRG assigned) and had a STCH stay immediately preceding the LTACH stay.

•	Also, the LTACH discharge cannot have a principal diagnosis that is psychiatric or rehabilitation.

•	All other Medicare discharges from LTACHs will be paid at a new “site neutral” rate, which is the lesser of:

•	the IPPS comparable per diem amount determined using the formula in the short-stay outlier regulation at 42 C.F.R. § 412.529(d)(4) plus applicable outlier payments, or

•	100% of the estimated cost of the services involved.

•	The above new payment policy will not be effective until LTACH cost reporting periods beginning on or after October 1, 2015, and the site neutral payment rate will be phased-in over two years.

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

•
25 Percent rule relief for freestanding LTACHs, HWHs and satellite facilities will be extended without interruption for cost reporting periods beginning on or after December 29, 2007. The 25 Percent rule is scheduled to become effective: (i) for freestanding LTACHs for cost reporting periods beginning on or after July 1, 2016, and (ii) for HWHs and satellite facilities for cost reporting periods beginning on or after October 1, 2016. Grandfathered HWHs will be permanently exempt from the 25 Percent rule. CMS must report to Congress by December 18, 2015 on whether the 25 Percent rule should continue to be applied.

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

On August 4, 2014, CMS released its final rule for LTACH Medicare reimbursement for fiscal year 2015, which began on October 1, 2014 and ended on September 30, 2015. In the aggregate, payments for fiscal year 2015 increased by 1.1% over fiscal year 2014 rates. The 1.1% increase consisted of a 2.9% inflationary market basket update, offset by a 0.5% reduction for the productivity adjustment, and a 0.2% reduction to the market basket as defined by PPACA. LTACH payment rates were also reduced by approximately 1.3% for the "one-time" budget neutrality adjustment factor under the last year of a three-year phase-in and increased by 0.2% for wage index budget neutrality adjustment.

On July 31, 2015, CMS issued a Final Rule to update fiscal year 2016 payment policies and rates under the IPPS and LTACH PPS, which affects discharges occurring in cost reporting periods beginning on or after October 1, 2015. CMS projects that LTACH PPS rates would decrease by 4.6%. This estimated decrease is preliminary attributable to the statutory decrease in payment rates for site neutral LTACH PPS cases that do not meet the clinical criteria to qualify for higher LTACH rates in cost reporting years beginning on or after October 1, 2015. Cases that do qualify for higher LTACH PPS rates will see a payment rate increase of 1.7% (based on a market basket update of 2.4% adjusted by a multi-factor productivity adjustment of -0.5 percentage point and an additional adjustment of -0.2 percentage point in accordance with the Affordable Care Act). CMS also finalized its proposal to implement a transitional blended payment rate (50% site neutral rate and 50% LTACH PPS rates) for site neutral discharges occurring in fiscal years 2016 and 2017.

On October 1, 2015, CMS ICD-10 requirements for electronic billing transactions went into effect. In preparation, we have formally trained coding staff, invested in technology system upgrades, and provided compliance education for all ICD-10 changes. At this early stage of implementation, we are not able to predict the financial impact that ICD-10 may have on our overall financial position due to the possible delays in reimbursement, underpayment for services, or possible denials of payments from payors.

None of the above described estimated changes to Medicare payments for home health, hospice and LTACHs include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.

2015 and 2014 Operational Data
The following table sets forth, for the period indicated, each of our segment's data regarding census, aggregate admissions, Medicare admissions, billable hours and patient days:

	Three Months Ended March 31, 2015	Three Months Ended June 30, 2015	Three Months Ended September 30, 2015	Three Months Ended December 31, 2015
Home Health Services:
Average census	36,450	36,834	36,858	37,060
Average Medicare census	27,235	27,336	27,278	27,432
Admissions	35,965	35,211	35,772	36,249
Medicare admissions	24,875	23,862	24,114	24,060
Hospice Services:
Average census	1,357	1,446	1,528	2,360
Average Medicare census	1,256	1,328	1,411	2,205
Admissions	1,481	1,497	1,584	2,225
Medicare admissions	1,285	1,316	1,379	1,935
Patient days	122,179	131,565	140,592	217,157
Community-based Services:
Billable hours	294,016	316,598	318,995	307,781
LTACHs:
Patient days	16,162	15,393	15,422	14,450
	Three Months Ended March 31, 2014	Three Months Ended June 30, 2014	Three Months Ended September 30, 2014	Three Months Ended December 31, 2014
Home Health Services:
Average census	32,988	36,450	35,974	36,153
Average Medicare census	24,938	27,080	26,615	26,781
Admissions	30,913	33,850	33,962	34,329
Medicare admissions	21,141	22,975	22,970	23,404
Hospice Services:
Average census	1,223	1,371	1,389	1,387
Average Medicare census	1,124	1,259	1,271	1,282
Admissions	1,232	1,426	1,476	1,412
Medicare admissions	1,065	1,267	1,272	1,252
Patient days	110,043	124,744	127,832	127,633
Community-based Services:
Billable hours	41,064	274,234	291,301	304,618
LTACHs:
Patient days	16,462	14,939	15,362	15,589

Consolidated Results of Operations
The following table sets forth, for the periods indicated, our consolidated results (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Consolidated Services Data:
Net service revenue	$816,366	$733,632	$658,283
Cost of service revenue	480,878	434,775	383,464
Gross margin	335,488	298,857	274,819
Provision for bad debts	19,243	15,780	13,929
General and administrative expenses	248,629	233,945	213,633
Impairment of intangibles and other	1,273	3,646	520
Operating income	66,343	45,486	46,737
Interest expense	(2,302)	(2,486)	(1,995)

Non-operating income	457	265	263
Income tax expense	22,848	14,513	15,859
Income attributable to noncontrolling interests	9,315	6,915	6,804
Net income available to LHC Group, Inc.’s common stockholders.	$32,335	$21,837	$22,342
The following table sets forth our consolidated results as a percentage of net service revenue, except income tax expense, which is presented as a percentage of income attributable to LHC Group, Inc.’s common stockholders:

	Year Ended December 31,
	2015	2014	2013
Consolidated Services Data:
Cost of service revenue	58.9%	59.3%	58.3%
Gross margin	41.1	40.7	41.7
Provision for bad debts	2.4	2.2	2.1
General and administrative expenses	30.5	31.9	32.5
Impairment of intangibles and other	0.2	0.5	0.1
Operating income	8.1	6.2	7.1
Interest expense	(0.3)	(0.3)	(0.3)
Non-operating income	0.1	—	—
Income tax expense	41.4	39.9	41.5
Income attributable to noncontrolling interests	1.1	0.9	1.0
Net income attributable to LHC Group, Inc.’s common stockholders	4.0	3.0	3.4

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Service Revenue
Consolidated net service revenue for the year ended December 31, 2015 was $816.4 million compared to $733.6 million for the same period in 2014, an increase of $82.8 million, or 11.3%. Consolidated net service revenue growth in 2015 was primarily due to both our acquisitions of 28 agencies during 2015 and an increase in same store growth. Consolidated net service revenue was comprised of the following for the periods ending December 31:

Type of Segment	2015	2014
Home health services	75.1%	77.0%
Hospice services	10.5	9.2
Community-based services	5.1	3.8
Facility-based services	9.3	10.0
	100.0%	100.0%
Revenue derived from Medicare represented 74.5% and 75.9% of our consolidated net service revenue for the years ended December 31, 2015 and 2014, respectively.
The following table sets forth each of our segment's revenue growth or loss, admissions, census, episodes and patient days for the twelve months ended December 31, 2015 and the related change from the same period in 2014 (amounts in thousands, except admissions, census, episode data and patient days):

	Same Store (1)	De Novo (2)	Organic (3)	Organic Growth (Loss)%	Acquired (4)	Total	Total Growth (Loss) %
Home Health Services
Revenue	$588,003	$2,105	$590,108	4.5%	$23,080	$613,188	8.5%

Revenue Medicare	$452,136	1,542	$453,678	3.5	19,515	$473,193	7.9
New admissions	137,041	507	137,548	3.4	5,649	143,197	7.6
New Medicare admissions	92,290	339	92,629	2.4	4,282	96,911	7.1
Average census	35,216	132	35,348	0.1	1,404	36,752	4.1
Average Medicare census	26,114	92	26,206	(0.5)	1,091	27,297	3.6
Home health episodes	184,774	610	185,384	1.4	5,824	191,208	4.5
Hospice Services
Revenue	$71,620	$1,809	$73,429	8.6	$12,425	$85,854	27.1
Revenue Medicare	$66,378	1,783	$68,161	9.0	11,685	$79,846	27.8
New admissions	5,952	46	5,998	8.2	789	6,787	22.4
New Medicare admissions	5,191	45	5,236	7.8	679	5,915	21.8
Average census	1,284	34	1,318	(1.9)	357	1,675	24.7
Average Medicare census	1,184	33	1,217	(1.5)	336	1,553	25.8
Patient days	514,496	12,440	526,936	7.5	84,557	611,493	24.7
Community-based Services
Revenue	$31,797	$180	$31,977	15.4%	$9,225	$41,202	48.8%
Billable hours	947,395	5,844	953,239	4.6%	260,630	1,213,869	33.2%
Facility-Based Services
LTACHs
Revenue	$72,668	$—	$72,668	—	$—	$72,668	3.2%
Patient days	61,427	—	61,427	—	—	61,427	(1.5)

(1) Same store - location that has been in service with us for greater than 12 months.
(2) De Novo - internally developed location that has been in service for 12 months or less.
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
Cost of Service Revenue
Consolidated cost of service revenue for the year ended December 31, 2015 was $480.9 million compared to $434.8 million for the same period in 2014, an increase of approximately $46.1 million, or 10.6%; however, as a percentage of net service revenue, it is a decrease of 0.4%. Of the $46.1 million increase, acquisitions purchased during 2015 accounted for $8.7 million. The remainder of the increase was due to the accretion of same store agencies.
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2015		2014
Home health services
Salaries, wages and benefits	$320,548	52.3%	$295,340	52.3%
Transportation	21,056	3.4	21,463	3.8
Supplies and services	13,146	2.1	13,053	2.3
Total	$354,750	57.9%	$329,856	58.4%
Hospice services
Salaries, wages and benefits	$35,022	40.8%	$27,263	40.3%
Transportation	3,638	4.2	3,027	4.5
Supplies and services	12,246	14.3	9,514	14.1
Total	$50,906	59.3%	$39,804	58.9%

Community-based services
Salaries, wages and benefits	28,525	69.2%	$19,287	69.63%
Transportation	263	0.6	170	0.61
Supplies and services	288	0.7	154	0.56
Total	$29,076	70.5%	$19,611	70.8%
Facility-based services
Salaries, wages and benefits	$29,898	39.3%	$30,047	41.0%
Transportation	240	0.3	281	0.4
Supplies and services	16,008	21.0	15,176	20.1
Total	$46,146	60.6%	$45,504	62.0%
Provision for Bad Debts
Consolidated provision for bad debts for the year ended December 31, 2015 was $19.2 million compared to $15.8 million for the same period in 2014, an increase of approximately $3.4 million, or 21.5%. Provision for bad debts increased in the home health services segment due to additional reserves being recorded for patient claims related to prior period patient care associated with commercial payors.
Accounts receivable that are aged over 365 days have increased during the period by $4.5 million. For home health services and facility-based services, an increase of $2.1 million was due to the continued backlog of Medicare Administrative Contractor audit claims awaiting appeal hearing. Appeals have historically experienced a substantial success rate in claim recovery. In addition, aged accounts receivable in our home health services and community-based services increased by $0.8 million due to a legacy system transition for prior year acquisitions. The remainder of the aged accounts receivable continues to be reviewed and submitted to payors for collection. All aged accounts receivable have been reserved for any estimated uncollectible accounts.
General and Administrative Expenses
Consolidated general and administrative expenses for the year ended December 31, 2015 were $248.6 million compared to $233.9 million for the same period in 2014, an increase of approximately $14.7 million, or 6.3%; however, as a percentage of net service revenue, it is a decrease of 1.5%. The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2015		2014
Home health services
General and administrative	$182,651	29.8%	$180,364	31.9%
Depreciation and amortization	8,484	1.4	6,917	1.2
Total	$191,135	31.2%	$187,281	33.1%
Hospice services
General and administrative	$24,973	29.1%	$17,796	26.3%
Depreciation and amortization	1,544	1.8	1,086	1.6
Total	$26,517	30.9%	$18,882	27.9%
Community-based services
General and administrative	$8,350	20.3%	$6,445	23.3%
Depreciation	156	0.4	106	0.4
Total	$8,506	20.7%	$6,551	23.7%
Facility-based services
General and administrative	$20,702	27.2%	$19,769	27.0%
Depreciation and amortization	1,769	2.3	1,462	2.0
Total	$22,471	29.5%	$21,231	28.9%

For home health services, hospice services, and community-based services, $6.9 million of the increase was from agencies acquired during 2015. The remainder of the increase was due to growth in our same store agencies. This increase was partially offset with savings associated with prior year closures of underperforming providers. For facility-based services segment, general and administrative expenses increased due to the implementation of management roles in sales and administrative support staff.

Depreciation and amortization expense increased in the home health services segment and hospice services segment due to the capitalization of point of care licenses. In 2014, we successfully completed the roll out of our point of care technology. These licenses are amortized over their estimated useful life of 36 months. Depreciation in the facility-based services segment increased due to the purchase of patient care equipment, which occurred during the latter part of 2014.
Prior to 2015, the Company's principal executive offices were located in three properties. During 2015, the Company consolidated its corporate headquarters into one property. Depreciation expense associated with leasehold improvements and office furniture in the original three properties was accelerated during 2015 as the Company terminated those leases and disposed of the assets; the depreciation expense related to this was $1.3 million.
Impairment of intangibles and other
Consolidated impairment of intangibles and other for the year ended December 31, 2015 was $1.3 million compared to $3.6 million for the same period in 2014. During 2015, goodwill and other intangible asset disposal costs for underperforming providers that were closed was $0.7 million and an other intangible asset impairment of $0.6 million in home health segment was recorded. In 2014, goodwill and other intangible asset disposal costs for closures were $1.6 million. In addition, there was $2.0 million related to the impairment of intangible trade name in the home-health segment.
Net Income Attributable to Noncontrolling Interest
Consolidated net income attributable to noncontrolling interest represents the minority owners’ allocable share of income in the joint ventures. For the year ended December 31, 2015, noncontrolling interest was $9.3 million compared to $6.9 million for the same period in 2014, an increase of approximately $2.4 million, or 34.8%. Noncontrolling interest increased due to the overall growth in same store agencies, and overall operational efficiencies gained through the joint ventures use of our point of care platform.
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

Type of Segment	2014	2013
Home health services	77.0%	79.5%
Hospice services	9.2	8.5
Community-based services	3.8	0.5
Facility-based services	10.0	11.5
	100.0%	100.0%
Revenue derived from Medicare represented 75.9% and 79.8% of our consolidated net service revenue for the years ended December 31, 2014 and 2013, respectively.
The following table sets forth the growth or loss of each of our segment's revenue and patient statistical data for the twelve months ended December 31, 2014 and the related change for the same period in 2013 (revenue amounts are in thousands):

	Same Store (1)	De Novo (2)	Organic (3)	Organic Growth (Loss)%	Acquired (4)	Total	Total Growth (Loss) %
Home health services
Revenue	$530,640	$—	$530,640	1.4%	$34,404	$565,044	7.9%
Revenue Medicare	$412,544	—	$412,544	(0.4)	$25,940	$438,484	5.9
New admissions	123,659	—	123,659	1.6	9,395	133,054	9.3
New Medicare admissions	84,489	—	84,489	1.2	6,001	90,490	8.4

Average census	32,891	—	32,891	(3.5)	2,408	35,299	3.6
Average Medicare census	24,774	—	24,774	(4.1)	1,562	26,336	1.9
Episodes	172,472		172,472	0.9	10,424	182,896	7.0
Hospice services
Revenue	$63,502	$—	$63,502	13.1	$4,119	$67,621	20.4
Revenue Medicare	$58,687	—	$58,687	12.7	$3,841	$62,528	20.1
New admissions	5,159	—	5,159	4.9	387	5,546	12.8
New Medicare admissions	4,506	—	4,506	6.8	350	4,856	15.1
Average census	1,262	—	1,262	10.5	81	1,343	17.5
Average Medicare census	1,158	—	1,158	11.0	77	1,235	18.3
Patient days	460,798	—	460,798	10.5	29,454	490,252	17.5
Community-based services
Revenue	$3,902	$273	4,175	30.2	$23,523	27,698	763.7
Billable hours	910,964	34	910,998	493.3	219	911,217	493.4
Facility-based services
LTACHs
Revenue	$70,442	$—	$70,442	(2.0)		$70,442	(2.0)
Patient days	62,352	—	62,352	0.8	—	62,352	0.8
(1) Same store - location that has been in service with us for greater than 12 months.
(2) De Novo - internally developed location that has been in service for 12 months or less.
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
Cost of Service Revenue
Consolidated cost of service revenue for the year ended December 31, 2014 was $434.8 million compared to $383.5 million for the same period in 2013, an increase of $51.3 million, or 13.4%. The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2014		2013
Home health services
Salaries, wages and benefits	$295,340	52.3%	$269,016	51.4%
Transportation	21,463	3.8	21,443	4.1
Supplies and services	13,053	2.3	12,130	2.3
Total	$329,856	58.4%	$302,589	57.8%
Hospice services
Salaries, wages and benefits	$27,263	40.3%	$23,512	41.9%
Transportation	3,027	4.5	2,745	4.9
Supplies and services	9,514	14.1	7,955	14.1
Total	$39,804	58.9%	$34,212	60.9%
Community-based services
Salaries, wages and benefits	$19,287	69.6%	$2,339	72.9%
Transportation	170	0.6	39	1.2
Supplies and services	154	0.6	20	0.6

Total	$19,611	70.8%	$2,398	74.7%
Facility-based services
Salaries, wages and benefits	$30,047	41.0%	$28,772	38.2%
Transportation	281	0.4	301	0.4
Supplies and services	15,176	20.1	15,192	20.2
Total	$45,504	62.0%	$44,265	58.7%

The increase in cost of service revenue was related to the acquisitions of Deaconess and Elk Valley, and Life Care Home Health, Inc., which was offset by productivity improvements and efficiencies gained from our POC technology.
Provision For Bad Debts
Consolidated provision for bad debts for the year ended December 31, 2014 was $15.8 million compared to $13.9 million for the same period in 2013, an increase of $1.9 million, or 13.7%. On a consolidated basis, provision for bad debts as a percentage of net service revenue remained consistent. For home health services, provision for bad debts increased due to an increase in collection risks identified on certain commercial insurance claims and self pay claims. For hospice services, a decrease occurred due to the recognition of a Change in Ownership ("CHOW") by CMS for two agencies acquired in 2013. These CHOWs allowed previously "at risk" patient claims to be billed and collected, thereby reducing provision for bad debts during 2014. For facility-based services, the decrease was due to the recoverability of accounts receivable that were previously reserved.
General and Administrative Expenses
Consolidated general and administrative expenses for the year ended December 31, 2014 was $233.9 million compared to $213.6 million for the same period in 2013, an increase of $20.3 million, or 9.5%. The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2014		2013
Home health services
General and administrative	$180,364	31.9%	$168,881	32.3%
Depreciation and amortization	6,917	1.2	6,175	1.2
Total	$187,281	33.1%	$175,056	33.4%
Hospice services
General and administrative	$17,796	26.3%	$15,335	27.3%
Depreciation and amortization	1,086	1.6	875	1.6
Total	$18,882	27.9%	$16,210	28.9%
Community-based services
General and administrative	$6,445	23.3%	$972	30.3%
Depreciation and amortization	106	0.4	46	1.4
Total	$6,551	23.7%	$1,018	31.7%
Facility-based services
General and administrative	$19,769	27.0%	$20,121	26.7%
Depreciation and amortization	1,462	2.0	1,228	1.6
Total	$21,231	28.9%	$21,349	28.3%

The increase in general and administrative expenses were related to the acquisitions of Deaconess and Elk Valley, and Life Care Home Health, Inc., which was offset by staffing efficiencies gained through our POC technology. Depreciation increased due to the increase in POC devices and licenses utilized in our locations.

Impairment of intangibles and other
Consolidated impairment of intangibles and other for the year ended December 31, 2014 was $3.6 million compared to $0.5 million for the same period in 2013. The increase relates to the consolidation of a limited number of locations in service area overlap markets and the closure of underperforming providers. Goodwill and other intangible asset disposal costs for these closures were $1.6 million. In addition, there was $2.0 million related to the impairment of intangible trade name in the home health services segment.

Interest Expense

Consolidated interest expense for the year ended December 31, 2014 was $2.5 million compared to $2.0 million for the same period in 2013, an increase of approximately $0.5 million, or 25%. The increase relates directly to balances outstanding on our revolving credit facility in each year, respectively.

Net Income Attributable to Noncontrolling Interest
Consolidated net income attributable to noncontrolling interest represents the minority owners' allocable share of income in the equity joint venture partners. For the year ended December 31, 2014, noncontrolling interest was $6.9 million compared to $6.8 million for the same period in 2013, an increase of approximately $0.1 million, or 1.5%.

 Liquidity and Capital Resources

Cash at December 31, 2015 was $6.1 million, compared to $0.5 million at December 31, 2014. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our revolving credit facility will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months.
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
Our reported cash flows are affected by various external and internal factors, including the following:

•
Operating Results – Our net income has a significant effect on our operating cash flows. Any significant increase or decrease in our net income could have a material effect on our operating cash flows.

•
Timing of Acquisitions – We use a portion of our operating and/or financing cash flows for acquisitions. When the acquisitions occur at or near the end of a period, our cash outflows significantly increase.

•	Timing of Payroll – Our employees are paid bi-weekly on Fridays. Operating cash flows decline in reporting periods that end on a Friday.

•
Self Insurance Plan Funding – We are self-funded for health insurance and workers compensation insurance. Any significant changes in the amount of insurance claims submitted could have a direct effect on our operating cash flows.

Cash used in investing activities primarily relates to acquisitions of home nursing and hospice agencies, while cash used by financing activities primarily relates to payments on outstanding debt agreements and payments to our noncontrolling interest partners.
The following table summarizes changes in cash flows (amounts in thousands):

	Year Ended December 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$59,934	$38,657
Investing activities	(83,855)	(82,038)
Financing activities	29,529	29,898
The acquisitions of Halcyon Healthcare, LLC and Nurses Registry and Home Health Corporation, LLC affected operating cash flows for 2015.
Accounts Receivable days sales outstanding (“DSO”) for the year ended December 31, 2015 was 46 days compared to 47 days for the same period in 2014.

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
A letter of credit fee equal to the applicable Eurodollar rate multiplied by the face amount of the letter of credit is charged upon issuance and on each anniversary date while the letter of credit is outstanding. The agent’s standard up-front fee and other customary administrative charges are also due upon issuance of the letter of credit, along with a renewal fee on each anniversary date while the letter of credit is outstanding. At December 31, 2015 and 2014, outstanding letters of credit were $9.8 million and $7.1 million, respectively, which are issued as collateral on our workers’ compensation insurance.
Borrowings accrue interest under the Credit Agreement at either the Base Rate or Eurodollar rate are subject to the applicable margins as set forth below:

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
Our Credit Agreement contains customary events of default, including bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor and the failure to comply with certain covenants.
At December 31, 2015, we were in compliance with all covenants contained in the Credit Agreement governing our credit facility.

Contractual Obligations
The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2015 (amounts in thousands):

	Payment Due by Period
Contractual Cash Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$98,784	$241	$516	$98,027	$—
Operating leases	55,232	25,207	17,832	6,661	5,532
Total contractual cash obligations	$154,016	$25,448	$18,348	$104,688	$5,532
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
Principles of Consolidation
The consolidated financial statements include all subsidiaries and controlled entities controlled. We define control as ownership of a majority of the voting interest of an entity. The consolidated financial statements include entities in which we have the obligation to absorb losses of the entities or the right to receive benefits from the entities and have voting control over the entities or both, as a result of ownership, contractual or other financial interests in the entities.
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship we had with the operating entity:

Ownership type	2015	2014	2013
Wholly owned subsidiaries	55.2%	53.5%	48.8%
Equity joint ventures	42.9	43.9	48.5
License leasing arrangements	1.0	1.8	1.9
Management services	0.9	0.8	0.8
	100.0%	100.0%	100.0%
All significant inter-company accounts and transactions have been eliminated in consolidation. Business combinations accounted for as purchases have been included in the consolidated financial statements from the respective dates of acquisition.
The following describes the Company's consolidation policy with respect to its various ventures excluding wholly owned subsidiaries:
Equity Joint Ventures
Our equity joint ventures are structured as limited liability companies in which we typically own a majority equity interest ranging from 51% to 91%. Each member of all but one of our equity joint ventures participates in profits and losses in proportion to their equity interests. We have one equity joint venture partner whose participation in losses is limited; otherwise, earnings and losses are based on ownership interest. We consolidate these entities as we have voting control over the entities.
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
Revenue Recognition
For a detailed discussion of revenue recognition, see Item 1, which is incorporated here by reference.
We report net service revenue at the estimated net realizable amount due from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered. All payors contribute to the home health services, hospice services, community-based services and facility-based services.
The following table sets forth the percentage of net service revenue earned by category of payor for the respective years ending December 31:

Payor	2015	2014	2013
Medicare	74.5%	75.9%	79.8%
Medicaid	1.5	1.4	1.4

Other	24.0	22.7	18.8
	100.0%	100.0%	100.0%
The percentage of net service revenue contributed from each reporting segment was as follows for the respective years ending December 31:

Type of segment	2015	2014	2013
Home health services	75.1%	77.0%	79.5%
Hospice services	10.5	9.2	8.5
Community-based services	5.1	3.8	0.5
Facility-based services	9.3	10.0	11.5
	100.0%	100.0%	100.0%

Medicare
Home Health Services
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
Income Tax
We operate in numerous tax jurisdictions and recognize income tax expense based on the revenue and expenses earned in those jurisdictions, which requires us to apportion and allocate revenue and expenses in all taxable jurisdictions. During 2011, we entered into a settlement with the United States of America which we believe is fully deductible for income tax purposes. In compliance with the provisions of Accounting Standards Codification 740 and based on our assessment of probable outcomes, we recorded an unrecognized tax position of $3.2 million.
Accounts Receivable and Allowances for Uncollectible Accounts
We report accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The amount of the provision for uncollectible accounts is based upon our assessment of historical and expected net collections, business and economic conditions and trends in government reimbursement. Uncollectible accounts are written off after exhausting collection efforts and we have concluded that the account will not be collected. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent over 55% of our patient accounts receivable at December 31, 2015 and 2014, respectively, is limited due to (a) our historical collections experience with Medicare and (b) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
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
At December 31, 2015, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 19.5%, or $26.7 million, compared to 16.0%, or $18.6 million, at December 31, 2014.

The following table sets forth, as of December 31, 2015, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$65,910	$8,244	$4,971	$4,960	$84,085
Medicaid	2,994	1,033	903	561	5,491
Other	26,794	7,248	7,699	5,745	47,486
Total	$95,698	$16,525	$13,573	$11,266	$137,062
For home health services, hospice services, and community-based services, we calculate the allowance for uncollectible accounts as a percentage of total patient receivables. The percentage changes depending on the payor and increases as the patient receivables age. For facility-based services, we calculate the allowance for uncollectible accounts based on a claim by claim review.

The following table sets forth, as of December 31, 2014, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$51,919	$7,945	$6,142	$2,131	$68,137
Medicaid	2,039	761	666	250	3,716
Other	27,375	6,253	6,164	4,435	44,227
Total	$81,333	$14,959	$12,972	$6,816	$116,080
The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

	Beginning of Year Balance	Additions	Deductions	End of Year Balance
Year ended December 31:
2015	$18,582	$19,243	$11,113	$26,712
2014	14,334	15,780	11,532	18,582
2013	11,863	13,929	11,458	14,334
Goodwill and Intangible Assets
We have a significant amount of goodwill on our balance sheet that resulted from the numerous business acquisitions we have made in prior years. We review goodwill and other intangible assets with indefinite lives annually for impairment or more frequently if circumstances indicate impairment may have occurred. We evaluate goodwill for impairment by comparing the current fair value of each of our reporting units to their carrying value, including goodwill. To the extent the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test. Our impairment analysis is performed on November 30th of each year.

We performed a qualitative assessment to determine if it is more likely than not that the fair value of the reporting units are less than its carrying value. We evaluated relevant events and circumstances, such as market conditions, financial performance, and share price to determine if any goodwill impairment is indicated. Based on our analysis, an impairment of goodwill was not indicated.
We have not recognized any goodwill impairment charges in 2015, 2014 or 2013 related to the annual impairment testing; however, we did recognize a disposal of $0.4 million and $0.2 million related to goodwill associated with the closure of underperforming locations in 2015 and 2014, respectively.
Included in intangible assets are definite-lived assets subject to amortization such as software licenses, non-compete agreements and defensive assets, which are defined as trade names that are not actively used. Amortization of the definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets. Software licenses are amortized over a three year period and non-compete agreements are amortized over the life of the agreement, usually ranging from one to three years.
We also have indefinite-lived assets that are not subject to amortization expense such as actively used trade names, certificates of need and licenses to conduct specific operations within geographic markets. Such trade names, certificates of need and licenses have indefinite lives because there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need and licenses and use these trade names indefinitely. These indefinite-lived intangibles are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. To determine whether an indefinite-lived intangible asset is impaired, we perform a qualitative assessment to support the conclusion that the indefinite-lived intangible asset is not impaired. Based on the results of that qualitative assessment, we may perform a quantitative test. The quantitative impairment test on trade names uses the relief-from-royalty method. Under this method, the fair value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for use over its estimated useful life. The quantitative impairment test for certificates of need and licenses applies the cost approach. Under this method, assumptions are made about the cost to replace the certificates of need and licenses. Lower revenue expectations caused primarily by changes in payor contracts and Medicare reimbursement cuts may reduce the fair values of certain intangible assets below their carrying values. Based on our analysis, we recorded an intangible asset charge of $0.6 million, $2.0 million and $0.5 million for the twelve months ended December 31, 2015, 2014 and 2013, respectively. We recognized a disposal of $0.3 million and $1.4 million related to other indefinite-lived intangible assets associated with the closure of underperforming locations in 2015 and 2014, respectively.
As a result of these respective impairment charges, the carrying values of the related intangible assets were adjusted to their estimated fair values as of December 31, 2015 and 2014. Any further decline in the estimated fair values of these intangibles could result in additional impairment charges being recorded. We determined that, except for the impairment charges described above, there were no indicators that any other intangible assets were impaired as a result of the impairment analysis conducted as of November 30, 2015.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar rate or Base Rate. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $0.6 million for the year ended December 31, 2015.

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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated of the Exchange Act) were effective as of December 31, 2015.
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
Based on management’s testing and evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, our assessment of the internal controls excluded Halcyon Healthcare, LLC which was acquired on October 1, 2015. Halcyon Healthcare's operations represented approximately 1% of both total assets and total revenues as of and for the year ended December 31, 2015.
The attestation report of KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the Company’s fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
LHC Group, Inc.
We have audited LHC Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LHC Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, LHC Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
LHC Group, Inc. acquired Halcyon Healthcare, LLC ("Halcyon") on October 1, 2015, and management excluded from its assessment of the effectiveness of LHC Group, Inc.’s internal control over financial reporting as of December 31, 2015, Halcyon's internal control over financial reporting associated with approximately 1% of both total assets and total revenues included in the consolidated financial statements of LHC Group, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of LHC Group, Inc. also excluded an evaluation of the internal control over financial reporting of Halcyon.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LHC Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 3, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Baton Rouge, Louisiana
March 3, 2016

Item 9B.	Other Matters.
None noted.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item regarding our directors and executive officers is incorporated by reference from the information contained under the heading “Information About Directors, Nominees and Management” in the definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders.
The information required by this Item regarding our corporate governance Nominating Committee and Audit Committee is incorporated by reference from the information contained under the heading “The Board of Directors and Corporate Governance” in the definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders.
Code of Conduct and Ethics
We have adopted a code of ethics that applies to all of our directors, officers and employees. This code is publicly available in the investor relations area of our website at www.lhcgroup.com. Any substantive amendments to this code, or any waivers granted for any directors or executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, will be disclosed on our website and remain available there for at least 12 months. This code of ethics is not incorporated in this report by reference. Copies of our code of ethics will also be provided, without charge, upon written request to Investor Relations at LHC Group, Inc., 901 Hugh Wallis Road South, Lafayette, Louisiana, 70508.

Item 11.	Executive Compensation.
The information required by this Item regarding our executive compensation and Compensation Committee is incorporated by reference from the information contained under the heading “Executive Officer Compensation” in the definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding our securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Price of Outstanding Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a)
Equity compensation plans approved by Stockholders:	5,500	$20.09	704,797
Equity compensation plans not approved by Stockholders:	—	—	—
Total	5,500	$20.09	704,797

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item regarding transactions with related persons is incorporated by reference from the information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item regarding accounting and audit fees is incorporated by reference from the information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders.

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
We have audited the accompanying consolidated balance sheets of LHC Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LHC Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LHC Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2016 expressed an unqualified opinion on the effectiveness of the LHC Group, Inc.’s internal control over financial reporting.
/s/ KPMG LLP
Baton Rouge, Louisiana
March 3, 2016

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash	$6,139	$531
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $26,712 and $18,582, respectively	110,350	97,498
Other receivables	2,093	1,334
Amounts due from governmental entities	1,081	1,164
Total receivables, net	113,524	99,996
Deferred income taxes	—	11,381
Prepaid income taxes	1,949	3,093
Prepaid expenses	10,833	8,724
Other current assets	5,835	3,777
Receivable due from insurance carrier	550	7,850
Total current assets	138,830	135,352
Property, building and equipment, net of accumulated depreciation of $38,907 and $44,683, respectively	38,096	34,787
Goodwill	290,694	240,019
Intangible assets, net of accumulated amortization of $8,496 and $6,560, respectively	96,405	79,685
Other assets	2,029	1,896
Total assets	$566,054	$491,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$24,586	$19,278
Salaries, wages and benefits payable	28,098	22,466
Self insurance reserves	9,636	6,559
Current portion of long-term debt	241	230
Amounts due to governmental entities	7,055	4,459
Legal settlement payable	550	7,850
Total current liabilities	70,166	60,842
Deferred income taxes	23,729	33,592
Income tax payable	3,415	3,415
Revolving credit facility	98,000	60,000
Long-term debt, less current portion	543	778
Total liabilities	195,853	158,627
Noncontrolling interest-redeemable	12,408	11,517
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock – $0.01 par value: 40,000,000 shares authorized; 22,224,423 and 22,015,211 shares issued in 2015 and 2014, respectively	222	220
Treasury stock – 4,776,560 and 4,734,363 shares at cost, respectively	(37,139)	(35,660)
Additional paid-in capital	113,793	108,708
Retained earnings	277,706	245,371
Total LHC Group, Inc. stockholders’ equity	354,582	318,639
Noncontrolling interest – non-redeemable	3,211	2,956
Total stockholders’ equity	357,793	321,595
Total liabilities and stockholders’ equity	$566,054	$491,739

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2015	2014	2013

Net service revenue	$816,366	$733,632	$658,283
Cost of service revenue	480,878	434,775	383,464
Gross margin	335,488	298,857	274,819
Provision for bad debts	19,243	15,780	13,929
General and administrative expenses	248,629	233,945	213,633
Impairment of intangibles and other	1,273	3,646	520
Operating income	66,343	45,486	46,737
Interest expense	(2,302)	(2,486)	(1,995)
Non-operating income	457	265	263
Income from continuing operations before income taxes and noncontrolling interests	64,498	43,265	45,005
Income tax expense	22,848	14,513	15,859
Income from continuing operations	41,650	28,752	29,146
Less net income attributable to noncontrolling interests	9,315	6,915	6,804
Net income attributable to LHC Group, Inc.’s common stockholders	$32,335	$21,837	$22,342
Earnings per share - basic:
Net income attributable to LHC Group, Inc.’s common stockholders	$1.86	$1.27	$1.31
Earnings per share - diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$1.84	$1.26	$1.30
Weighted average shares outstanding:
Basic	17,405,379	17,229,026	17,049,794
Diluted	17,547,531	17,315,333	17,132,751

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)

	LHC Group, Inc.						Noncontrolling interest -non- redeemable	Total equity	Non controlling interest - redeemable	Net income
	Common Stock				Additional paid-in capital	Retained earnings
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2012	$216	21,578,772	(33,846)	4,653,039	$100,619	$201,192	$4,033	$272,214	$11,426
Net income	—	—	—	—	—	22,342	1,244	23,586	5,560	29,146
Transfer of noncontrolling interest							(1,342)	(1,342)	1,342
Noncontrolling interest	—	—	—	—	—	—	—	—	608
Noncontrolling interest distributions	—	—	—	—	—	—	(1,060)	(1,060)	(7,066)
Purchase of additional controlling interest	—	—	—	—	(1,267)	—	—	(1,267)	(612)
Nonvested stock compensation	—	—	—	—	3,886	—	—	3,886	—
Issuance of vested stock	—	184,403	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(869)	40,608	—	—	—	(869)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	(50)	—	—	(50)	—
Issuance of common stock under Employee Stock Purchase Plan	2	38,459	—	—	784	—	—	786	—
Balances at December 31, 2013	$218	21,801,634	$(34,715)	4,693,647	$103,972	$223,534	$2,875	$295,884	$11,258
Net income	—	—	—	—	—	21,837	1,214	23,051	5,701	28,752
Acquired noncontrolling interest	—	—	—	—	—	—	138	138	130
Sale of noncontrolling interest	—	—	—	—	161			161
Noncontrolling interest distributions	—	—	—	—	—	—	(1,271)	(1,271)	(5,572)
Purchase of additional controlling interest	—	—	—	—	(359)	—	—	(359)	—
Nonvested stock compensation	—	—	—	—	4,094	—	—	4,094	—
Issuance of vested stock	—	177,272	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(945)	40,716	—	—	—	(945)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	60	—	—	60	—
Issuance of common stock under Employee Stock Purchase Plan	2	36,305	—	—	780	—	—	782	—
Balances at December 31, 2014	$220	22,015,211	$(35,660)	4,734,363	$108,708	$245,371	$2,956	$321,595	$11,517
Net income	—	—	—	—	—	32,335	1,737	34,072	7,578	41,650
Acquired noncontrolling interest	—	—	—	—	—	—	155	155	—
Purchase of additional controlling interest	—	—	—	—	(275)	—	—	(275)
Noncontrolling interest distributions	—	—	—	—	—	—	(1,637)	(1,637)	(6,687)
Stock options exercised	—	9,500	—	—	144	—	—	144
Nonvested stock compensation	—	—	—	—	4,225	—	—	4,225
Issuance of vested stock	—	176,989	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,479)	42,197		—	—	(1,479)
Excess tax benefits-vesting nonvested stock	—	—	—	—	211	—	—	211
Issuance of common stock under Employee Stock Purchase Plan	2	22,723	—	—	780	—	—	782
Balances at December 31, 2015	$222	22,224,423	$(37,139)	4,776,560	$113,793	$277,706	$3,211	$357,793	$12,408

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$41,650	$28,752	$29,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,955	9,571	8,325
Provision for bad debts	19,243	15,780	13,929
Stock-based compensation expense	4,225	4,094	3,886
Deferred income taxes	1,518	2,402	2,351
Impairment of intangibles and other	1,990	3,650	520
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(27,951)	(16,372)	(18,961)
Prepaid expenses and other assets	(3,793)	191	(749)
Prepaid income taxes	441	911	3,299
Accounts payable and accrued expenses	10,526	(10,460)	4,395
Net amounts due to/from governmental entities	130	138	(226)
Net cash provided by operating activities	59,934	38,657	45,915
Investing activities
Cash paid for acquisitions, primarily goodwill and intangible assets	(70,572)	(73,933)	(26,920)
Purchases of property, building and equipment	(13,283)	(8,105)	(8,343)
Net cash (used in) investing activities	(83,855)	(82,038)	(35,263)
Financing activities
Proceeds from line of credit	83,000	75,000	73,000
Payments on line of credit	(45,000)	(37,000)	(70,500)
Excess tax benefits from vesting of restricted stock	914	124	18
Proceeds from issuance of common stock under ESPP	782	782	786
Proceeds from debt issuance	—	—	1,212
Payments on debt	(233)	(202)	—
Noncontrolling interest distributions	(8,324)	(6,843)	(8,126)
Payment of deferred financing fees	—	(852)	—
Purchase of additional controlling interest	(275)	(359)	(1,879)
Sale of noncontrolling interest	—	193	—
Redemption of treasury stock to pay income tax	(1,479)	(945)	(869)
Proceeds from exercise of stock options	144	—	—
Net cash provided by (used in) financing activities	29,529	29,898	(6,358)
Change in cash	5,608	(13,483)	4,294
Cash at beginning of period	531	14,014	9,720
Cash at end of period	$6,139	$531	$14,014
Supplemental disclosures of cash flow information
Interest paid	$1,870	$2,461	$1,961
Income taxes paid	$20,361	$11,781	$21,606
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
See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home health services, hospice services, community-based services, and facility-based services, the latter primarily through long-term acute care hospitals ("LTACHs"). As of December 31, 2015, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated 363 service providers in 25 states within the continental United States.
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
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity for the periods presented for the years ending December 31:

Ownership type	2015	2014	2013
Wholly owned subsidiaries	55.2%	53.5%	48.8%
Equity joint ventures	42.9	43.9	48.5
License leasing arrangements	1.0	1.8	1.9
Management services	0.9	0.8	0.8
	100.0%	100.0%	100.0%
All significant inter-company accounts and transactions have been eliminated in consolidation. All business combinations accounted for as purchases have been included in the consolidated financial statements from the respective dates of acquisition.
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

Management Services
The Company has various management services agreements under which the Company manages operations of certain agencies and facilities. The Company does not consolidate these agencies or facilities, as the Company does not have an ownership interest and does not have an obligation to absorb losses of the entities or the right to receive the benefits from the entities other than management fees.
Revenue Recognition
The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid and others for services rendered. The Company assesses the patient's ability to pay for their healthcare services at the time of patient admission based on the Company's verification of the patient's insurance coverage under the Medicare, Medicaid and other commercial or managed care insurance programs. All such payors contribute to the net service revenue of the Company's home health services, hospice services and facility-based services.
The following table sets forth the percentage of net service revenue earned by category of payor for the years ending December 31:

Payor	2015	2014	2013
Medicare	74.5%	75.9%	79.8%
Medicaid	1.5	1.4	1.4
Other	24.0	22.7	18.8
	100.0%	100.0%	100.0%
The percentage of net service revenue contributed from each reporting segment was as follows for the years ending December 31:

Segment	2015	2014	2013
Home health services	75.1%	77.0%	79.5%
Hospice services	10.5	9.2	8.5
Community-based services	5.1	3.8	0.5
Facility-based services	9.3	10.0	11.5
	100.0%	100.0%	100.0%
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
Hospice payments are subject to an inpatient cap and an overall Medicare payment cap. The inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall Medicare payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12 -month period ending on October 31 of each year. The Company monitors its limits on a provider-by-provider basis and records an estimate of its liability for reimbursements received in excess of the cap amount. Annually, the Company receives notification of whether any of its hospice providers have exceeded either cap. Beginning with cap year ended October 1, 2014, CMS implemented a new process requiring hospice providers to self-report their cap liabilities and remit applicable payment by March 31 of the following year.
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
Accounts Receivable and Allowances for Uncollectible Accounts
The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, Medicaid, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. Because Medicare is the Company’s primary payor, the credit risk associated with receivables from other payors is limited. The Company believes the credit risk associated with its Medicare accounts, which have historically exceed 55.0% of its patient accounts receivable, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
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
Business Combination

The Company accounts for business combinations using the acquisition method. The assets typically acquired consist primarily of Medicare licenses, trade names, certificates of need and/or a non-compete agreement. The assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. The noncontrolling interest associated with joint venture acquisitions is also measured and recorded at fair value as of the acquisition date. The residual purchase price is recorded as goodwill. The operations of the acquisitions are included in the consolidated financial statements from their respective dates of acquisition.
Goodwill and Intangible Assets
The Company performs its annual impairment review of goodwill at November 30, and when a triggering event occurs between annual impairment tests. For 2015, the Company performed a qualitative assessment of goodwill and determined that it is not more likely than not that the fair values of its reporting units are less than the carrying amounts.
The Company has not recognized any goodwill impairment charges in 2015, 2014 or 2013 related to the annual impairment testing. During the twelve months ended December 31, 2015 and 2014, the Company recognized a disposal of $0.4 million and $0.2 million, respectively, of goodwill associated with the closure of underperforming locations.
Included in intangible assets are definite-lived assets subject to amortization such as non-compete agreements and defensive assets, which are defined as trade names that are not actively used. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from two to five years. The Company also has indefinite-lived assets that are not subject to amortization expense such as trade names, certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that trade names, certificates of need and licenses have indefinite lives, because there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need and licenses and use the trade names indefinitely. These indefinite-lived intangible assets are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. To determine whether an indefinite-lived intangible asset is impaired, the Company performs a qualitative assessment to support the conclusion that the indefinite-lived intangible asset is not impaired. Based on the results of that qualitative assessment, the Company may perform a quantitative test. The Company utilizes a relief-from-royalty method in its quantitative impairment test of trade names. Under this method, the fair value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for use over its estimated useful life. The Company utilizes the replacement cost approach in its quantitative impairment test for certificates of need and licenses. Under this method, assumptions are made about the cost to replace the certificates of need and licenses. During the twelve months ended December 31, 2015, 2014 and 2013, the Company recorded impairment charges related to indefinite-lived intangible assets of $0.6 million, $2.0 million and $0.5 million, respectively.  During the twelve months ended December 31, 2015 and 2014, the Company recognized $0.3 million and $1.4 million, respectively, of disposal costs related to other indefinite-lived intangible assets associated with the closure of underperforming locations.
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
Property, Building and Equipment
Property, building and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of buildings is 39 years, while the estimated useful lives of transportation equipment and furniture and other equipment range from 3 to 10 years. The useful life for leasehold improvements is the shorter of the lease term or the expected life of the leasehold improvement. Assets that are sold or retired are written off and any gain or losses are recorded in operating income. Routine repairs and maintenance costs are expensed as incurred.
Property, building and equipment are reviewed whenever events or changes in circumstances occur that indicate possible impairment. There were no impairments recognized during the periods ended December 31, 2015, 2014 or 2013.
The following table describes the Company’s components of property, building and equipment for the years ended December 31, 2015 and 2014 (amounts in thousands):

2015	2014

Land	$2,033	$543
Building and improvements	10,026	9,238
Transportation equipment	6,912	6,191
Fixed equipment	3,373	3,661
Office furniture and medical equipment	54,659	59,837
	77,003	79,470
Less accumulated depreciation	38,907	44,683
	$38,096	$34,787
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $10.0 million, $7.5 million and $6.9 million, respectively, which was recorded in general and administrative expenses.

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
Earnings Per Share
The following table sets forth shares used in the computation of basic and diluted per share information for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Weighted average number of shares outstanding for basic per share calculation	17,405,379	17,229,026	17,049,794
Effect of dilutive potential shares:
Options	3,663	4,284	4,058
Nonvested restricted stock	138,488	82,023	78,899
Adjusted weighted average shares for diluted per share calculation	17,547,531	17,315,333	17,132,751
Antidilutive shares	200,525	173,360	182,225
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

On November 20, 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, ("ASU 2015-17") which requires an entity with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new standard is effective for the Company on January 1, 2017; however, early adoption is permitted. The Company is electing to early adopt the new standard effective December 31, 2015. The standard permits the use of prospective transition and, as such, prior periods were not adjusted in the Company's financial statements.

3. Acquisitions and Disposals

2015 Acquisitions
On October 1, 2015, the Company acquired 100% of the membership interests of Halcyon Healthcare, LLC ("Halcyon"). Halcyon has 16 hospice locations throughout Alabama, Mississippi, and South Carolina. On November 11, 2015, the Company acquired 100% of the assets of Nurses' Registry and Home Health Corporation, LLC ("Nurses Registry"). Nurses Registry has five locations, four home health agencies and one community-based services agency, located in Kentucky. The goodwill associated with Halcyon and Nurses Registry was $47.2 million.
In addition, the Company acquired the majority-ownership of five home health agencies, one hospice agency, and one community-based services agency during the twelve months ended December 31, 2015.
The total aggregate purchase prices for the Company's acquisitions were $71.4 million, of which $70.1 million was paid in cash. The purchase prices are determined based on the Company's analysis of comparable acquisitions and the target market's potential future cash flows. The Company paid $0.4 million in acquisition-related costs, which was recorded in general and administrative expenses.
The Company’s home health services segment, hospice services segment, and community-based services segment recognized aggregate goodwill of $7.1 million, $43.3 million, and $0.6 million, respectively. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The acquisitions were accounted for under the acquisition method of accounting, and, accordingly, the accompanying financial information includes the results of operations of the acquired entities from the dates of acquisition.

The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired (amounts in thousands):

Consideration
Cash	$70,123
Fair value of total consideration transferred	70,123
Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	6,530
Certificates of needs/licenses	11,609
Other identifiable intangible assets	953
Cash	700
Accounts receivable	4,202
Fixed assets	521
Accounts payable	(1,389)
Other assets and (liabilities), net	(3,937)
Total identifiable assets	19,189
Noncontrolling interest	152
Goodwill, including noncontrolling interest of $36	$51,086

Trade names, certificates of need and licenses are indefinite-lived assets and, therefore, not subject to amortization. Acquired trade names that are not being used actively are amortized over the estimated useful life on the straight line basis. Trade names are valued using the relief from royalty method, a form of the income approach. Certificates of needs are valued using the replacement cost approach based on registration fees and opportunity costs. Licenses are valued based on the estimated direct costs associated with recreating the asset, including opportunity costs based on an income approach. In the case of states with a moratorium in place, the licenses are valued using the multi period excess earnings method. The other identifiable assets include non-compete agreements that are amortized over the life of the agreements, ranging from one to three years. Noncontrolling interest is valued at fair value by applying a discount to the value of the acquired entity for lack of control.

The Company has conducted a preliminary assessment of deferred income tax accounting and the calculation of the final net working capital adjustment and has recognized provision amounts in it is initial accounting for the acquisition of Halcyon for all identified liabilities in accordance with the requirements of ASC Topic 805. However, the Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identified adjustments to the assets and liabilities initially recognized, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.

The following table contains unaudited pro forma consolidated income statement information assuming the 2015 acquisitions closed January 1, 2014 (amount in thousands, except earnings per share):

	2015	2014
Net service revenue	$868,075	$789,761
Operating income	67,520	45,671
Net income	33,044	21,949
Basic earnings per share	1.90	1.27
Diluted earnings per share	1.88	1.27

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

2014 Acquisitions
The total aggregate purchase price for the Company’s acquisitions, which closed in the twelve months ended December 31, 2014, was $75.5 million, of which $73.9 million was paid in cash. The purchase prices are determined based on an analysis of comparable acquisitions and the target market’s potential future cash flows. The company paid $1.0 million in acquisition-related costs, which was recorded in general and administrative expenses.
The Company’s home health services segment, hospice services segment, and community-based services segment recognized aggregate goodwill of $22.9 million, $5.3 million, and $17.1 million, respectively. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible.

4. Goodwill and Other Intangibles, Net

The following table summarizes changes in goodwill by reporting unit during the twelve months ended December 31, 2015 and 2014 (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Community- based reporting unit	Facility-based reporting unit	Total
Balance as of December 31, 2013	$173,574	$9,463	$265	$11,591	$194,893
Goodwill from acquisitions	22,809	5,330	17,074	—	45,213
Goodwill related to noncontrolling interests	113	—	—	—	113
Goodwill related to disposal	(200)	—	—	—	(200)
Balance as of December 31, 2014	$196,296	$14,793	$17,339	$11,591	$240,019
Goodwill from acquisitions	7,069	43,343	638	—	51,050
Goodwill related to noncontrolling interests	14	—	22	—	36
Goodwill related to disposal	(384)	—	(27)	—	(411)
Balance as of December 31, 2015	$202,995	$58,136	$17,972	$11,591	$290,694

The Company determined that there was no impairment for the goodwill of any reporting units as of December 31, 2015, 2014 and 2013 based on the Company's annual impairment testing; however, the Company did record $0.4 million and $0.2 million of disposal of goodwill during the years ended December 31, 2015 and 2014, respectively, due to the closure of underperforming locations. This was recorded in impairment of intangibles and other.

The Company performed an impairment analysis on its indefinite-lived intangible assets related to the Company's trade names, licenses and certificates of need to determine the fair values as of November 30, 2015 and 2014. Lower revenue expectations caused by payor contract changes and projected Medicare reimbursement cuts reduced the fair values of certain intangible assets below their carrying values. Based on that analysis, the Company recorded an impairment charge of $0.6 million, $2.0 million, and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, which was recorded in impairment of intangibles and other.

The following tables summarize the changes in intangible assets during the twelve months ended December 31, 2015 and 2014 (amounts in thousands):

	December 31, 2015
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$60,762	$—	$60,762
Certificates of need/licenses	Indefinite	29,807	—	29,807
Total		90,569	—	90,569
Amortizing assets:
Trade names	2 months – 5 years	8,985	(4,385)	4,600
Non-compete agreements	3 months – 2 years	5,347	(4,111)	1,236
Total		14,332	(8,496)	5,836
Balance at December 31, 2015		$104,901	$(8,496)	$96,405

	December 31, 2014
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$54,732	$—	$54,732
Certificates of need/licenses	Indefinite	19,058	—	19,058
Total		$73,790	$—	$73,790
Amortizing assets:
Trade names	2 months – 5 years	$8,230	$(2,797)	$5,433
Non-compete agreements	3 months – 3 years	4,225	(3,763)	462
Total		12,455	(6,560)	5,895
Balance at December 31, 2014		$86,245	$(6,560)	$79,685

Intangible assets of $66.4 million, net of accumulated amortization, related to the home health services segment, $21.8 million related to the hospice segment, $7.3 million related to the community-based services segment and $0.9 million related to the facility-based services segment as of December 31, 2015. Amortization for the years ended December 31, 2015, 2014 and 2013 was $1.9 million, $2.1 million and $1.5 million, respectively, which was recorded in general and administrative expenses.
Disposal of Intangible Assets in Company’s Subsidiary
During the twelve months ended December 31, 2015 and 2014, the Company disposed of intangible assets for underperforming providers in the home health segment. The loss on the disposal of these providers was $0.3 million and $1.4 million, respectively, which was recorded in impairment of intangibles and other.
5. Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows (amounts in thousands):

	2015	2014
Deferred tax assets:
Allowance for uncollectible accounts	$9,048	$6,397
Accrued employee benefits	5,260	4,195

Stock compensation	1,068	1,228
Accrued self-insurance	2,517	2,526
Acquisition costs	1,651	1,510
Net operating loss carry forward	983	927
Intangible asset impairment	43	49
Uncertain tax position—state tax portion	215	215
Uncertain tax position - interest expense	254	186
Other	93	121
Valuation allowance	(44)	(44)
Deferred tax assets	$21,088	$17,310
Deferred tax liabilities:
Amortization of intangible assets	(35,355)	(29,370)
Tax depreciation in excess of book depreciation	(8,201)	(7,994)
Prepaid expenses	(655)	(697)
Non-accrual experience accounting method	(606)	(1,459)
Deferred tax liabilities	(44,817)	(39,520)
Net deferred tax liability	$(23,729)	$(22,210)
Based on the Company’s historical pattern of taxable income, the Company believes it will produce sufficient income in the future to realize its deferred income tax assets. Management provides a valuation allowance for any net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.
The components of the Company’s income tax expense from continuing operations, less noncontrolling interest, were as follows (amounts in thousands):

	2015	2014	2013
Current:
Federal	$18,094	$10,195	$11,962
State	3,232	1,916	1,546
	21,326	12,111	13,508
Deferred:
Federal	1,389	2,187	1,448
State	133	215	903
	1,522	2,402	2,351
Total income tax expense	$22,848	$14,513	$15,859

A reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate for income taxes for each period is as follows:

	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.9	3.5	3.5
Nondeductible expenses	2.5	2.3	3.1
Credits and other	—	(0.9)	—
Effective tax rate	41.4%	39.9%	41.6%

 A reconciliation of the differences between income tax expense on net income attributable to the Company, computed at the federal statutory rate and provisions for income taxes for each period is as follows (amounts in thousands):

	2015	2014	2013
Income taxes computed at federal statutory tax rate	$19,314	$12,723	$13,360
State income taxes, net of federal benefit	2,184	1,407	1,641
Nondeductible expenses	1,352	766	1,022
Other items	278	(99)	101

Income tax credits	(280)	(284)	(265)
Total income tax expense	$22,848	$14,513	$15,859
The Company is subject to both federal tax and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2011.
As of December 31, 2015, $3.4 million was recorded in income tax payable as an unrecognized tax benefit which, if recognized, would decrease the Company’s effective tax rate. All of the Company's unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011. On July 31, 2014, the Internal Revenue Service ("IRS") issued a notice of proposed adjustment asserting that a portion of the original tax deduction claimed by the Company associated with the settlement of the United States of America should be disallowed. The Company is currently appealing this proposed adjustment with the IRS Appeals. The Company intends to vigorously defend its original position of the deductibility of the full settlement on its 2011 tax return. A reconciliation of the total amounts of unrecognized tax benefits follows (amounts in thousands):

Total unrecognized tax benefits as of December 31, 2014	$3,415
Increases (decreases) in unrecognized tax benefits as a result of:
Tax positions taken during the current period	—
Total unrecognized tax benefits as of December 31, 2015	$3,415
The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company recognized $0.2 million each year in interest expense, and recorded an accrued liability of interest payments related to uncertain tax positions.
6. Debt
Credit Facility
On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at either a (1) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or (2) Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. Borrowings under a Base Rate or Eurodollar Rate may be outstanding at any time; however, there shall not be more than 15 Eurodollar borrowings outstanding at any given time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at December 31, 2015 was 4.50% and the Eurodollar rate was 2.42%. As of December 31, 2015, the interest rate on outstanding borrowings was 2.24%.
As of December 31, 2015 the Company had $98.0 million drawn and letters of credit in the amount of $9.8 million outstanding under the credit facility. At December 31, 2014, the Company had $60.0 million drawn and letters of credit in the amount of $7.1 million outstanding under the credit facility.
The scheduled principal payments on long-term debt for each of the five years subsequent to December 31, 2015 is as follows (amounts in thousands):

Year	Principal payment amount
2016	$241
2017	256
2018	260
2019	98,027
2020	—
Total	$98,784
7. Stockholders’ Equity

Stock Repurchase Program
In October 2010, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s common stock, par value $0.01 per share, from time to time, in an amount not to exceed $50.0 million (“Stock Repurchase Program”). During the twelve months ended December 31, 2015, 2014 and 2013, no shares were repurchased. In accordance with the terms of the Stock Repurchase Program, it expired on September 4, 2015.

Equity Based Awards
At the Company’s 2010 Annual Meeting of Stockholders, the stockholders of the Company approved the Company’s 2010 Long Term Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). A total of 1,500,000 shares of the Company’s common stock are reserved and 491,037 shares are available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee. The Compensation Committee will determine the exercise price for non-statutory stock options, which cannot be less than the fair market value of the Company's common stock as of the date of grant.
In the event of a change of control as defined in the 2010 Incentive Plan, all restricted periods and restrictions imposed on non-performance based restricted stock awards will lapse and outstanding options will become immediately exercisable in full.
Share Based Compensation
Stock Options
The following table represents stock options activity for the year ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	15,000	$16.88	1.0 year	$214,575
Options granted	—	—	—	—
Options exercised	(9,500)	15.21	—	—
Options forfeited or expired	—	—	—	—
Options outstanding at December 31, 2015	5,500	$20.09	0.5 years	$—
Options exercisable at December 31, 2015	5,500	$20.09	0.5 years	$140,470
All options are fully vested and exercisable at December 31, 2015. There were no options granted and no compensation expense related to stock options grants recorded in the years ended December 31, 2015, 2014 or 2013.
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
During 2015, 2014 and 2013, respectively, 182,865, 172,545 and 198,243 nonvested shares were granted to employees pursuant to the 2010 Incentive Plan.

The Company also issues nonvested stock to its independent directors of the Company’s Board of Directors. During 2015, 2014 and 2013, respectively, 16,200, 26,900 and 24,300 nonvested shares of stock were granted to the independent directors under the 2005 Director Compensation Plan. The shares issued under the 2005 Director Compensation Plan were drawn from the 1,500,000 shares reserved for issuance under the 2010 Incentive Plan. The shares fully vest one year from the date of the grant, except for grants provided to new directors, which vest one-third on the date of grant and one-third on each of the first two anniversaries of the grant date.

The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of nonvested shares granted during the years ended December 31, 2015, 2014 and 2013 were $34.06, $23.59 and $21.45, respectively.
The following table represents the nonvested stock activity for the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1, 2015	524,287	$22.56
Granted	199,065	34.06
Vested	(177,887)	23.28
Forfeited	(18,374)	20.57
Nonvested shares outstanding at December 31, 2015	527,091	$26.64
As of December 31, 2015, there was $9.5 million of total unrecognized compensation cost related to non-vested shares granted. That cost is expected to be recognized over the weighted average period of 2.96 years. The total fair value of shares vested in the year ended December 31, 2015 was $4.1 million and the total fair value of shares vested in the years December 31, 2014 and 2013 was $3.9 million each. The Company records compensation expense related to non-vested share awards at the grant date for shares that are awarded fully vested and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $4.2 million, $4.1 million and $3.9 million in compensation expense related to non-vested stock grants in the years ended December 31, 2015, 2014 and 2013, respectively.
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
On June 20, 2013, the Amended and Restated Employee Stock Purchase Plan was approved by the Company’s stockholders. As a result of the amendment, the Employee Stock Purchase Plan was modified as follows:

•	An additional 250,000 shares of common stock were authorized for issuance over the term of the Employee Stock Purchase Plan.

•	The term of the Employee Stock Purchase Plan was extended from January 1, 2016 to January 1, 2023.

The following table represents the shares issued during 2015, 2014 and 2013 under the Employee Stock Purchase Plan:

	Number of Shares	Weighted Average Per Share Price
Shares available as of January 1, 2012	61,247
Additional shares authorized for issuance	250,000
Shares issued in 2013	38,459	$20.39
Shares issued in 2014	36,305	$21.49
Shares issued in 2015	22,723	$34.37
Shares available as of December 31, 2015	213,760
Treasury Stock
In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. The Company redeemed 42,197, 40,716 and 40,608 shares of common stock related to these tax obligations during the years ended December 31, 2015, 2014 and 2013, respectively.
8. Leases
In certain instances, state laws may prohibit the sale of a home nursing agency or hospitals may be reluctant to sell their home health agencies. In these instances, the Company, through its wholly owned subsidiaries, enters into a lease agreement for a Medicare and Medicaid license, as well as the associated provider number to provide home health or hospice services. As of December 31, 2015, the Company had three license lease arrangements to operate four home nursing agencies and three hospice agencies.
One of the leases was entered into in 2007 and expires in 2017. Expense related to this lease was $0.2 million for each of the years ended December 31, 2015, 2014, and 2013, respectively. Payment due under this lease is $0.2 million in 2016.

Two of the leases were amended during 2010 to extend the lease terms to one year with an automatic renewal clause of four years. Expense related to these leases was $0.5 million, $0.4 million, and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The lease payments associated with these leases are based on a percentage of quarterly net profits; therefore, the future payments will vary with the future profits.

The Company leases office space and equipment at its various locations. Many of the leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will be renewed or, upon making a decision to relocate, replaced by leases for new locations. Operating lease terms range from three to ten years. Rent expense includes insurance, maintenance, and other costs as required by the lease. Total rental expense was $20.7 million, $21.1 million and $17.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company began participating in a fleet program during 2014. The program allows employees that drive over 12,000 miles on an annual basis to qualify for a vehicle; all participation is voluntary. The individual operating leases are for a minimum of 12 months. Fleet expense was $7.2 million and $3.6 million for the years ended December 31, 2015 and 2014.

Future minimum rental commitments under non-cancelable operating leases are as follows (amounts in thousands):

Year	Total
2016	$25,207
2017	11,066
2018	6,766
2019	4,052
2020	2,609
Thereafter	5,532
$55,232
9. Employee Benefit Plan
Defined Contribution Plan
The Company sponsors a 401(k) plan for all eligible employees. The plan allows participants to contribute up to $18,000 in 2015, tax deferred (subject to IRS guidelines). The plan also allows discretionary Company contributions as determined by the Company’s Board of Directors. Effective January 1, 2006, the Company implemented a discretionary match of up to two percent of participating employee contributions. The employer contribution will vest 20% after two years and 20% each additional year until it is fully vested in year six. Contribution expense to the Company was $5.4 million, $4.7 million and $3.7 million in the years ended December 31, 2015, 2014 and 2013, respectively.

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
On March 25, 2014, the McCormack derivative action was consolidated with the Plummer derivative action described above and stayed. On October 7, 2015, the parties entered into a Stipulation of Settlement. On October 19, 2015, Plaintiffs filed an Unopposed Motion for Preliminary Approval of Proposed Derivative Settlement. On October 26, 2015, the District Court entered an Order Preliminarily Approving Settlement in the amount of $0.6 million. On January 11, 2016, the District Court entered its Order and Final Judgment approving the settlement and dismissing the consolidated action with prejudice. The Company's insurance carrier has funded the entire settlement amount, which was immediately releasable to Plaintiffs' counsel on January 11, 2016. The Company's balance sheet reflects the entire settlement in current assets as a receivable due from insurance carrier and correspondingly reflects the entire settlement in current liabilities as a legal settlement payable.
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

11. Segment Information
The Company’s segments consist of home health services, hospice services, community-based services, and facility-based services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
During the first quarter of 2015, the Company had a change in the composition of segments due to the community-based services meeting the criteria of qualitative thresholds established by ASC 280, Segment Reporting. Prior period segment data has been restated to reflect the newly reportable segment. Community-based services were previously included in home-based services.
The following tables summarize the Company’s segment information for the twelve months ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	Year Ended December 31, 2015
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$613,188	$85,854	$41,202	$76,122	$816,366
Cost of service revenue	354,750	50,906	29,076	46,146	480,878
Provision for bad debts	15,736	1,002	1,816	689	19,243
General and administrative expenses	191,135	26,517	8,506	22,471	248,629
Impairment of intangibles and other	1,245	—	28	—	1,273
Operating income	50,322	7,429	1,776	6,816	66,343
Interest expense	(1,819)	(253)	(23)	(207)	(2,302)
Non-operating income	397	38	3	19	457
Income from continuing operations before income taxes and noncontrolling interests	48,900	7,214	1,756	6,628	64,498
Income tax expense	17,173	2,541	787	2,347	22,848
Income from continuing operations	31,727	4,673	969	4,281	41,650
Less net income (loss) attributable to noncontrolling interests	7,424	1,077	(144)	958	9,315
Net income attributable to LHC Group, Inc.’s common stockholders	$24,303	$3,596	$1,113	$3,323	$32,335
Total assets	$394,392	$101,641	$31,235	$38,786	$566,054

	Year Ended December 31, 2014
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$564,966	$67,621	$27,698	$73,347	$733,632
Cost of service revenue	329,856	39,804	19,611	45,504	434,775
Provision for bad debts	13,072	909	873	926	15,780
General and administrative expenses	187,281	18,882	6,551	21,231	233,945
Impairment of intangibles and other	3,269	202	—	175	3,646
Operating income	31,488	7,824	663	5,511	45,486
Interest expense	(1,969)	(249)	(19)	(249)	(2,486)
Non-operating income	201	43	2	19	265
Income from continuing operations before income taxes and noncontrolling interests	29,720	7,618	646	5,281	43,265
Income tax expense	10,999	1,955	105	1,454	14,513
Income from continuing operations	18,721	5,663	541	3,827	28,752
Less net income attributable to noncontrolling interests	5,121	1,122	(36)	708	6,915
Net income attributable to LHC Group, Inc.’s common stockholders	$13,600	$4,541	$577	$3,119	$21,837
Total assets	$386,511	$34,847	$34,027	$36,354	$491,739

	Year Ended December 31, 2013
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$523,512	$56,172	$3,207	$75,392	$658,283
Cost of service revenue	302,589	34,212	2,398	44,265	383,464
Provision for bad debts	11,623	1,215	5	1,086	13,929
General and administrative expenses	175,056	16,210	1,018	21,349	213,633
Impairment of intangibles and other	344	175	—	1	520
Operating income (loss)	33,900	4,360	(214)	8,691	46,737
Interest expense	(1,591)	(200)	(9)	(195)	(1,995)

Non-operating income	142	26	—	95	263
Income (loss) from continuing operations before income taxes and noncontrolling interests	32,451	4,186	(223)	8,591	45,005
Income tax expense (benefit)	12,634	1,797	(89)	1,517	15,859
Income (loss) from continuing operations	19,817	2,389	(134)	7,074	29,146
Less net income attributable to noncontrolling interests	4,596	956	—	1,252	6,804
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$15,221	$1,433	$(134)	$5,822	$22,342
Total assets	$355,858	$28,557	$1,242	$36,569	$422,226

12. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values. The estimated fair value of intangible assets was calculated using level 3 inputs based on the present value of anticipated future benefits. For the year ended December 31, 2015, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximates current rates.
13. Allowance for Uncollectible Accounts
The following table summarizes the activity and ending balances in the allowance for uncollectible accounts for the twelve months ended December 31, 2015, 2014 and 2013 (amounts in thousands):

Year	Beginning of Year Balance	Additions	Deductions	End of Year Balance
2015	$18,582	$19,243	$11,113	$26,712
2014	14,334	15,780	11,532	18,582
2013	11,863	13,929	11,458	14,334
14. Concentration of Risk
The Company’s Louisiana facilities accounted for approximately 21.0%, 22.7% and 26.0% of net service revenue during the years ended December 31, 2015, 2014 and 2013, respectively. Any material change in the current economic or competitive conditions in Louisiana could have a disproportionate effect on the Company’s overall business results.
15. Unaudited Summarized Quarterly Financial Information
The following table represents the Company’s unaudited quarterly results of operations (amounts in thousands, except share data):

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Net service revenue	$193,079	$200,172	$204,122	$218,993
Gross margin	78,653	83,533	83,249	90,053
Net income attributable to LHC Group, Inc.’s common stockholders	6,805	8,950	8,845	7,735
Basic earnings per share:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.39	$0.51	$0.51	$0.44
Diluted earnings per share:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.39	$0.51	$0.50	$0.44
Weighted average shares outstanding:
Basic	17,322,791	17,410,971	17,436,731	17,447,691
Diluted	17,489,483	17,529,100	17,610,953	17,647,483

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Net service revenue	$163,681	$188,867	$187,713	$193,371
Gross margin	66,347	77,340	74,591	80,579
Net income attributable to LHC Group, Inc.’s common stockholders	4,068	6,061	6,174	5,534
Basic earnings per share:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.24	$0.35	$0.36	$0.32
Diluted earnings per share:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.24	$0.35	$0.36	$0.32
Weighted average shares outstanding:
Basic	17,148,043	17,233,264	17,260,078	17,274,677
Diluted	17,268,716	17,277,224	17,356,916	17,419,423
Because of the method used to calculate per share amounts, quarterly per share amounts may not necessarily total to the per share amounts for the entire year.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

March 3, 2016	/s/ KEITH G. MYERS
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

Signature	Title	Date

/s/ KEITH G. MYERS Keith G. Myers	Chief Executive Officer and Chairman of the Board of Directors	March 3, 2016

/s/ DIONNE E. VIATOR Dionne E. Viator	Executive Vice President, Chief Financial Officer, Principal Accounting Officer	March 3, 2016

/s/ MONICA F. AZARE Monica F. Azare	Director	March 3, 2016

/s/ JOHN B. BREAUX John B. Breaux	Director	March 3, 2016

/s/ JOHN L. INDEST John L. Indest	Director	March 3, 2016

/s/ GEORGE A. LEWIS George A. Lewis	Director	March 3, 2016

/s/ RONALD T. NIXON Ronald T. Nixon	Director	March 3, 2016

/s/ CHRISTOPHER S. SHACKELTON Christopher S. Shackelton	Director	March 3, 2016

/s/ W.J. “BILLY” TAUZIN W.J. “Billy” Tauzin	Director	March 3, 2016

/s/ KENNETH E. THORPE Kenneth E. Thorpe	Director	March 3, 2016

/s/ BRENT TURNER Brent Turner	Director	March 3, 2016

/s/ DAN S. WILFORD Dan S. Wilford	Director	March 3, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as Exhibit 3.1 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005).

3.2	Bylaws of LHC Group, Inc., as amended on December 3, 2007 (previously filed as Exhibit 3.2 to LHC Group’s Form 10-Q for the quarterly period ended March 31, 2008, filed on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.1+	LHC 2003 Key Employee Equity Participation Plan (previously filed as Exhibit 10.3 to LHC Group’s Form S-1 (File No. 333-120792) filed on November 26, 2004).

10.2+	LHC Group, Inc. 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.4 to the Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.3+	LHC Group, Inc. 2010 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to LHC Group’s Form 10-Q for the quarterly period ended June 30, 2010, filed on August 6, 2010).

10.4+
LHC Group, Inc. Second Amended and Restated 2005 Non-Employee Directors Compensation Plan (previously filed as Exhibit 10.4 to LHC Group's Form 10-K for the year ended December 31, 2014, filed on March 11, 2015).

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

10.10+	Amended and Restated Employment Agreement between Donald D. Stelly and LHC Group, Inc. dated August 19, 2013 (previously filed as Exhibit 10.1 to the Form 8-K filed August 19, 2013).

10.11+	Amended and Restated Employment Agreement between Keith G. Myers and LHC Group, Inc. dated April 1, 2014 (previously filed as Exhibit 10.1 to the Form 8-K filed April 4, 2014).

10.12+	Employment Agreement between Dionne E. Viator and LHC Group, Inc. dated December 3, 2014 (previously filed as Exhibit 10.1 to the Form 8-K filed December 4, 2014).

10.13+
Amendment to LHC Group, Inc. Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, effective January 20, 2015. (previously filed as Exhibit 10.1 to LHC Group's Form 10-Q filed on May 7, 2015).

10.14+	Amended and Restated Employment Agreement between Joshua L. Proffitt and LHC Group, Inc. dated August 7, 2015 (previously filed as Exhibit 10.2 to the Form 10-Q filed November 5, 2015)

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dionne E. Viator, Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
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