Form 10-Q
period 2016-03-31
LHC Group, Inc
filed 2016-05-05
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of May 2, 2016: 18,122,084 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$5,593	$6,139
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $28,617 and $26,712, respectively	117,761	110,350
Other receivables	2,507	2,093
Amounts due from governmental entities	964	1,081
Total receivables, net	121,232	113,524
Prepaid income taxes	1,575	1,949
Prepaid expenses	10,519	10,833
Other current assets	6,265	5,835
Receivable due from insurance carrier	—	550
Total current assets	145,184	138,830
Property, building and equipment, net of accumulated depreciation of $41,017 and $38,907, respectively	38,191	38,096
Goodwill	296,240	290,694
Intangible assets, net of accumulated amortization of $9,097 and $8,496, respectively	100,863	96,405
Other assets	2,375	2,029
Total assets	$582,853	$566,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$24,912	$24,586
Salaries, wages, and benefits payable	39,506	28,098
Self-insurance reserve	11,109	9,636
Current portion of long-term debt	243	241
Amounts due to governmental entities	4,729	7,055
Legal settlement payable	—	550
Total current liabilities	80,499	70,166
Deferred income taxes	23,605	23,729
Income tax payable	3,415	3,415
Revolving credit facility	96,000	98,000
Long-term debt, less current portion	485	543
Total liabilities	204,004	195,853
Noncontrolling interest — redeemable	12,463	12,408
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 22,370,384 and 22,224,423 shares issued in 2016 and 2015, respectively	224	222
Treasury stock — 4,814,522 and 4,776,560 shares at cost, respectively	(38,560)	(37,139)
Additional paid-in capital	115,654	113,793
Retained earnings	285,392	277,706
Total LHC Group, Inc. stockholders’ equity	362,710	354,582
Noncontrolling interest — non-redeemable	3,676	3,211
Total equity	366,386	357,793
Total liabilities and equity	$582,853	$566,054
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net service revenue	$222,552	$193,079
Cost of service revenue	135,601	114,426
Gross margin	86,951	78,653
Provision for bad debts	4,601	5,259
General and administrative expenses	66,240	59,298
Operating income	16,110	14,096
Interest expense	(885)	(545)
Income before income taxes and noncontrolling interest	15,225	13,551
Income tax expense	5,342	4,729
Net income	9,883	8,822
Less net income attributable to noncontrolling interests	2,197	2,017
Net income attributable to LHC Group, Inc.’s common stockholders	$7,686	$6,805
Earnings per share — basic and diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.44	$0.39
Weighted average shares outstanding:
Basic	17,485,766	17,322,791
Diluted	17,633,549	17,489,483

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2015	$222	22,224,423	$(37,139)	(4,776,560)	$113,793	$277,706	$3,211	$357,793
Net income	—	—	—	—	—	7,686	326	8,012
Acquired noncontrolling interest	—	—	—	—	—	—	372	372
Noncontrolling interest distributions	—	—	—	—	—	—	(369)	(369)
Other	—	—	—	—	—	—	136	136
Nonvested stock compensation	—	—	—	—	982	—	—	982
Issuance of vested stock	—	140,620	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,421)	(37,962)	—	—	—	(1,421)
Excess tax benefits — vesting nonvested stock	—	—	—	—	651	—	—	651
Issuance of common stock under Employee Stock Purchase Plan	2	5,341	—	—	228	—	—	230
Balance as of March 31, 2016	$224	22,370,384	$(38,560)	(4,814,522)	$115,654	$285,392	$3,676	$366,386

(1)
Net income excludes net income attributable to noncontrolling interest-redeemable of $1.9 million during the three months ending March 31, 2016. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$9,883	$8,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,948	2,716
Provision for bad debts	4,601	5,259
Stock-based compensation expense	982	991
Deferred income taxes	(124)	(183)
Impairment of intangibles and other	—	79
Loss on disposal of assets	204	284
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(12,446)	(7,026)
Prepaid expenses and other assets	(162)	(2,549)
Prepaid income taxes	374	2,478
Accounts payable and accrued expenses	13,110	10,624
Net amounts due to/from governmental entities	(2,209)	1,109
Net cash provided by operating activities	17,161	22,604
Investing activities:
Purchases of property, building and equipment	(2,622)	(2,958)
Cash paid for acquisitions, primarily goodwill and intangible assets	(10,577)	(567)
Other	273	—
Net cash used in investing activities	(12,926)	(3,525)
Financing activities:
Proceeds from line of credit	4,000	—
Payments on line of credit	(6,000)	(13,000)
Proceeds from employee stock purchase plan	230	210
Payments on debt	(56)	(57)
Noncontrolling interest distributions	(2,185)	(2,242)
Excess tax benefits from vesting of stock awards	651	642
Withholding taxes paid on stock-based compensation	(1,421)	(1,122)
Net cash used in financing activities	(4,781)	(15,569)
Change in cash	(546)	3,510
Cash at beginning of period	6,139	531
Cash at end of period	$5,593	$4,041
Supplemental disclosures of cash flow information:
Interest paid	$749	$447
Income taxes paid	$4,466	$1,787
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home health services, hospice services, community-based services, and facility-based services, the latter primarily through long-term acute care hospitals (“LTACHs”). As of March 31, 2016, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated 367 service providers in 25 states within the continental United States.
Unaudited Interim Financial Information
The condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, and the related condensed consolidated statements of income for the three months ended March 31, 2016 and 2015, condensed consolidated statement of changes in equity for the three months ended March 31, 2016, condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 and related notes (collectively, these financial statements and the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2016, which includes information and disclosures not included herein.
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
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended March 31,
Ownership type	2016	2015
Wholly-owned subsidiaries	56.7%	54.6%
Equity joint ventures	41.6	43.2
License leasing arrangements	0.9	1.3
Management services	0.8	0.9
	100.0%	100.0%
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Payor:	2016	2015
Medicare	74.4%	74.7%
Medicaid	1.7	1.4
Other	23.9	23.9
	100.0%	100.0%
The following table sets forth the percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Reporting segment:	2016	2015
Home health services	72.5%	75.9%
Hospice services	13.9	8.7
Community-based services	4.7	5.1
Facility-based services	8.9	10.3
	100.0%	100.0%
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
The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended March 31,
	2016	2015
Weighted average number of shares outstanding for basic per share calculation	17,485,766	17,322,791
Effect of dilutive potential shares:
Options	2,023	5,487
Nonvested stock	145,760	161,205
Adjusted weighted average shares for diluted per share calculation	17,633,549	17,489,483
Anti-dilutive shares	181,101	191,065
Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-3") which requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from that liability. The Company adopted this standard during the three months ended March 31, 2016. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest, which stated ASU No. 2015-3 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements; therefore, ASU No. 2015-3 will not have an effect on the Company's consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued ASU No. 2016-2, Leases, ("ASU 2016-2") which requires lessees to recognize qualifying leases on the statement of financial position. Qualifying leases will be classified as right-of-use assets and lease liabilities. The new standard is effective on January 1, 2019. Early adoption is permitted. ASU 2016-2 mandates a modified retrospective transition method for all entities. The Company is evaluating the effect that ASU 2016-2 will have on its consolidated financial statements and related disclosures.
In March 2016, as part of its Simplification Initiative, the FASB issued ASU No. 2016-9, Compensation - Stock Compensation (ASU 2016-09), which finalizes Proposed ASU No. 2015-270 of the same name, and seeks to reduce complexity in accounting standards. The areas for simplification in ASU 2016-09, involve several aspects of the accounting for share-based payment transaction, including (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, (6) the practical expedient for estimating the expected term, and (7) intrinsic value. The new standard is effective on January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.
3. Acquisitions and Disposals

The Company acquired the majority-ownership of three home health agencies and six hospice agencies during the three months ended March 31, 2016. The total aggregate purchase prices for the Company’s acquisitions were $10.8 million, of which $10.5 million was paid in cash. The purchase prices are determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.
The Company's home health services segment and hospice services segment recognized goodwill of $0.7 million and $5.1 million, respectively. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The acquisitions were accounted for under the acquisition method of accounting, and, accordingly, the accompanying interim financial information includes the results of operations of the acquired entities from the date of acquisition.
The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired (amounts in thousands):

Consideration
Cash	$10,504
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	2,623
Certificates of needs/licenses	2,224
Other identifiable intangible assets	141
Other assets and (liabilities), net	69
Total identifiable assets	5,057
Noncontrolling interest	372
Goodwill, including noncontrolling interest of $308	$5,819

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
The Company conducted a preliminary assessment of deferred income tax accounting and the calculation of the final net working capital adjustment and has recognized provisional amounts in its initial accounting for the acquisition of Halcyon Healthcare, LLC ("Halcyon") for all identified liabilities in accordance with the requirements of ASC Topic 805. During the three months ended March 31, 2016, a net working capital adjustment of $0.3 million was recorded in goodwill and the provisional amounts initially recognized for Halcyon. The Company is continuing its review of these matters during the measurement period.

4. Goodwill and Intangibles
The changes in recorded goodwill by reporting unit for the three months ended March 31, 2016 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Community - based reporting unit	Facility-based reporting unit	Total
Balance as of December 31, 2015	$202,995	$58,136	$17,972	$11,591	$290,694
Goodwill from acquisitions	721	4,790	—	—	5,511
Goodwill related to noncontrolling interests	—	308	—	—	308
Goodwill related to prior period net working capital adjustments............................................	—	(273)	—	—	(273)
Balance as of March 31, 2016	$203,716	$62,961	$17,972	$11,591	$296,240
Intangible assets consisted of the following as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$63,242	$—	$63,242
Certificates of need/licenses	Indefinite	32,031	—	32,031
Total		$95,273	$—	$95,273
Definite-lived assets:
Trade names	2 years — 5 years	$9,127	$(4,781)	$4,346
Non-compete agreements	1 month — 3 years	5,560	(4,316)	1,244
Total		$14,687	$(9,097)	$5,590
Balance as of March 31, 2016		$109,960	$(9,097)	$100,863

	December 31, 2015
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$60,762	$—	$60,762
Certificates of need/licenses	Indefinite	29,807	—	$29,807
Total		$90,569	$—	$90,569
Definite-lived assets:
Trade names	2 months — 5 years	$8,985	$(4,385)	$4,600
Non-compete agreements	3 months — 2 years	5,347	(4,111)	1,236
Total		$14,332	$(8,496)	$5,836
Balance as of December 31, 2015		$104,901	$(8,496)	$96,405
Intangible assets of $68.6 million, net of accumulated amortization, were related to the home health services segment, $23.8 million were related to the hospice services segment, $7.6 million were related to the community-based services segment, and $0.9 million were related to the facility-based services segment as of March 31, 2016. The Company recorded $0.6 million of amortization expense during the three months ended March 31, 2016 and 2015. This was recorded in general and administrative expenses.
5. Debt
Credit Facility
On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The Credit Agreement replaced the Third Amended and Restated Credit Agreement with Capital One, National Association, dated August 31, 2012. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at either a (1) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or (2) Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at the same time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at March 31, 2016 was 4.50% and the Eurodollar rate was 2.43%.
As of March 31, 2016 and December 31, 2015, respectively, the Company had $96.0 million and $98.0 million drawn and letters of credit totaling $9.8 million outstanding under its credit facilities with Capital One, National Association.

As of March 31, 2016, the Company had $119.2 million available for borrowing under the Credit Agreement with Capital One, National Association.

6. Income Taxes
As of March 31, 2016, an unrecognized tax benefit of $3.4 million was recorded in income tax payable, which, if recognized, would decrease the Company’s effective tax rate. All of the Company’s unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011. On July 30, 2014, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment asserting that a portion of the original tax deduction claimed by the Company associated with the settlement with the United States of America should be disallowed. The Company is currently appealing this proposed adjustment with IRS Appeals. The Company intends to vigorously defend its original position of the deductibility of the full settlement amount on its 2011 tax return.
7. Stockholder’s Equity
Equity Based Awards
The 2010 Long Term Incentive Plan (the “2010 Incentive Plan”) is administered by the Compensation Committee of the Company’s Board of Directors. A total of 1,500,000 shares of the Company’s common stock were reserved and 309,937 shares are currently available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
During the three months ended March 31, 2016, the Company’s independent directors were granted 15,300 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the three months ended March 31, 2016, employees were granted 165,800 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares vest over a five year period, conditioned on continued employment. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the three months ended March 31, 2016 was $37.43.
The following table represents the nonvested stock activity for the three months ended March 31, 2016:

	Number of shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2015	527,091	$26.64
Granted	181,100	$37.43
Vested	(140,620)	$25.86
Forfeited	(12,566)	$24.36
Nonvested shares outstanding as of March 31, 2016	555,005	$30.41
During the three months ended March 31, 2016, an independent director of the Company received a share based award, which will be settled in cash at March 1, 2017. The amount of such cash payment will equal the fair market value of 1,700 shares on the settlement date.
As of March 31, 2016, there was $13.7 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.47 years. The total fair value of shares of common stock vested during the three months ended March 31, 2016 was $3.6 million. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $1.0 million of compensation expense related to nonvested stock grants in the three months ended March 31, 2016 and 2015.
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
The table below details the shares of common stock issued during 2016:

	Number of shares	Per share price
Shares available as of December 31, 2015	213,760
Shares issued during three months ended March 31, 2016	5,341	$43.03
Shares available as of March 31, 2016	208,419
Stock Options
As of March 31, 2016, 5,500 options were issued and exercisable. During the three months ended March 31, 2016, no options were exercised or forfeited and no options were granted.
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the three months ended March 31, 2016, the Company redeemed 37,962 shares of common stock valued at $1.4 million, related to these tax obligations.
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
On March 25, 2014, the McCormack derivative action was consolidated with the Plummer derivative action described above and stayed. On October 7, 2015, the parties entered into a Stipulation of Settlement. On October 19, 2015, Plaintiffs filed an Unopposed Motion for Preliminary Approval of Proposed Derivative Settlement. On October 26, 2015, the District Court entered an Order Preliminarily Approving Settlement in the amount of $0.6 million. On January 11, 2016, the District Court entered its Order and Final Judgment approving the settlement and dismissing the consolidated action with prejudice. The Company's insurance carrier has funded the entire settlement amount, which was immediately releasable to Plaintiffs' counsel on January 11, 2016. The time for appeal has passed and no appeals were filed. This matter is now concluded. At December 31, 2015, the Company's balance sheet reflected the entire settlement in current assets as a receivable due from insurance carrier and correspondingly reflected the entire settlement in current liabilities as a legal settlement payable.
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
The following table summarizes the activity of noncontrolling interest-redeemable for the three months ended March 31, 2016 (amounts in thousands):

Balance as of December 31, 2015	$12,408
Net income attributable to noncontrolling interest-redeemable	1,871
Noncontrolling interest-redeemable distributions	(1,816)
Balance as of March 31, 2016	$12,463
10. Allowance for Uncollectible Accounts
The following table summarizes the activity in the allowance for uncollectible accounts for the three months ended March 31, 2016 (amounts in thousands):

Balance as of December 31, 2015	$26,712
Additions	4,601
Deductions	(2,696)
Balance as of March 31, 2016	$28,617
11. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the three months ended March 31, 2016, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximate current rates.
12. Segment Information
The Company’s reportable segments consist of home health services, hospice services, community-based services, and facility-based services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements.
The following tables summarize the Company’s segment information for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	Three Months Ended March 31, 2016
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$161,387	$30,824	10,443	$19,898	$222,552
Cost of service revenue	96,712	19,627	7,727	11,535	135,601
Provision for bad debts	3,455	775	82	289	4,601
General and administrative expenses	49,558	8,990	2,079	5,613	66,240
Operating income	11,662	1,432	555	2,461	16,110
Interest expense	(678)	(91)	(41)	(75)	(885)
Income before income taxes and noncontrolling interest	10,984	1,341	514	2,386	15,225
Income tax expense	3,850	420	228	844	5,342
Net income	7,134	921	286	1,542	9,883
Less net income attributable to noncontrolling interests	1,594	317	(43)	329	2,197
Net income attributable to LHC Group, Inc.’s common stockholders	$5,540	$604	$329	$1,213	$7,686
Total assets	$400,924	$111,308	$33,133	$37,488	$582,853

	Three Months Ended March 31, 2015
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$146,592	$16,851	$9,773	$19,863	$193,079
Cost of service revenue	85,546	10,099	6,900	11,881	114,426
Provision for bad debts	4,476	347	180	256	5,259
General and administrative expenses	46,454	4,888	2,217	5,739	59,298
Operating income	10,116	1,517	476	1,987	14,096
Interest expense	(430)	(60)	(6)	(49)	(545)
Income before income taxes and noncontrolling interest	9,686	1,457	470	1,938	13,551
Income tax expense	3,657	620	45	407	4,729
Net income	6,029	837	425	1,531	8,822
Less net income attributable to noncontrolling interests	1,521	246	(20)	270	2,017
Net income attributable to LHC Group, Inc.’s common stockholders	$4,508	$591	$445	$1,261	$6,805
Total assets	$385,653	$34,019	$32,971	$38,321	$490,964

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after March 31, 2016;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with SEC laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.
The forward-looking statements included in this report reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), as updated by our subsequent filings with the SEC. This report should be read in conjunction with the 2015 Form 10-K, and all of our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K made with the SEC through the date of this report.
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
OVERVIEW
We provide quality cost-effective post-acute health care services to our patients. As of March 31, 2016, we have 367 service providers in 25 states: Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. Our services are classified into four segments: (1) home health services; (2) hospice services; (3) community-based services and (4) facility-based services offered through our long-term acute care hospitals (“LTACHs”).
Through our home health services segment, we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational and speech therapy. As of March 31, 2016, we operated 284 home health services locations, of which 170 are wholly-owned, 108 are majority-owned through equity joint ventures, three are under license lease arrangements and the operations of the remaining three locations are only managed by us. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and organic development.
Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of March 31, 2016, we operated 61 hospice locations, of which 46 are wholly-owned, 13 are majority-owned through equity joint ventures and two are under license lease arrangements. We intend to increase the number of hospice agencies that we operate through continued acquisitions and organic development.
Through our community-based services segment, our services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of March 31, 2016, we operated 11 community-based services locations, 10 are wholly-owned and one is majority-owned through equity joint ventures. We intend to increase the number of community-based agencies that we operate through continued acquisitions and organic development.
We provide facility-based services principally through our LTACHs. As of March 31, 2016, we operated six LTACHs with 8 locations, of which all but one are located within host hospitals. Of these facility-based services locations, three are wholly-owned and five are majority-owned through equity joint ventures. We also wholly-own and operate a family health center, a pharmacy, and a family health clinic.
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of March 31, 2016, the Joint

Commission had accredited 264 of our 284 home health services locations and 34 of our 61 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
Type of segment	2016	2015
Home health services	72.5%	75.9%
Hospice services	13.9	8.7
Community-based services	4.7	5.1
Facility-based services	8.9	10.3
	100.0%	100.0%
Recent Developments
Home Health Services
When the Patient Protection and Affordable Care Act (“PPACA”) was enacted in 2010, it changed a number of Medicare payment rates, including the reinstatement of the 3% home health rural add-on, which began on April 1, 2010 (expiring January 1, 2016). Other changes from PPACA that took effect on or after January 1, 2011 are:

•	reduced the market basket adjustment to be determined by CMS for each of 2011, 2012 and 2013 by 1%;

•	instituting a full productivity adjustment beginning in 2015; and

•	rebased the base payment rate for Medicare beginning in 2014 and phasing in over a four year period.
On April 14, 2015, legislation was passed, which limits any increase in home health payments to 1% for fiscal year 2018, and extended the 3% rural home health safeguard for two years through December 31, 2017.
On October 30, 2015, CMS released a Final Rule (effective January 1, 2016) regarding payment rates for home health services provided during calendar year 2016. The national, standardized 60-day episode payment rate increased to $2,965.12 in 2016. The rural rate will be $3,054.07. This is a net 0.01% increase in the national, standardized 60-day episode payment rate, due to application of (1) rebasing decrease of $80.95, (2) case-mix adjustment decrease of 0.97%, (3) net market basket increase of 1.9%, (4) case-mix recalibration budget neutrality adjustment increase of 1.87%, and (5) wage index budget neutrality adjustment increase of 0.11%. The home health market basket percentage increase for 2016 is 2.3% and the multifactor productivity adjustment is 0.4% for a net home health market basket of 1.9%. CMS reduced its estimate of nominal case-mix growth between 2012 and 2014 from 3.41% to 2.88% (0.53%) and spread the adjustment over three years at 0.97% each year to account for nominal case-mix growth. The finalized payment policies results in a 1.4% reduction in Medicare payments for all home health agencies.
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
Hospice
On July 31, 2015, CMS released a Final Rule that updated the Medicare hospice payment rates and wage index for fiscal year 2016, which is estimated to be an increase in payment rates of 1.1%. Beginning January, 1, 2016, CMS finalized its proposal for two routine home care rates, in a budget-neutral manner, to provide separate payment rates for the first 60 days of care and care beyond 60 days. In addition to the two routine home care rates, CMS is implementing a service intensity add-on payment that would help to promote and compensate for the provision of skilled visits at end of life. As finalized, fiscal year 2016 will be the seventh and final year of the Budget Neutrality Adjustment Factor for hospice. CMS updated the aggregate hospice cap to $27,820.75 for the 2016 cap year. CMS is also changing the hospice inpatient and aggregate cap year to coincide with the fiscal year (October 1 to September 30) beginning October 1, 2017. The following table shows the hospice Medicare payment rates for fiscal year 2016, which began on October 1, 2015 and will end September 30, 2016:

Description	Rate per patient day
Routine Home Care days 1-60 (effective January 1, 2016)	$186.84
Routine Home Care days 60+ (effective January 1, 2016)	$146.83
Continuous Home Care	$944.79
Full Rate = 24 hours of care
$39.37 = hourly rate
Inpatient Respite Care	$167.45
General Inpatient Care	$720.11
On April 21, 2016, CMS issued a proposed rule updating Medicare payment rates and the wage index for hospices for fiscal year 2017, which is estimated to increase payment rates by 2%. The 2% payment rate increase is based on estimated 2.8% inpatient hospital market basket update, reduced by a 0.5% productivity adjustment, and by 0.3% adjustment set by the PPACA. The hospice cap amount for the 2017 hospice cap year will be $28,377.
Community-Based Services
Community-based services are care services, which are primarily performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. Revenue is generated on an hourly basis and our current primary payors are TennCare Managed Care Organization and Medicaid. Approximately 82% of our net service revenue in this segment was generated in Tennessee.
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

•
The above new payment policy will be effective for LTACH cost reporting periods beginning on or after October 1, 2015, and the site neutral payment rate will be phased-in over two years. Two of our LTACH providers have a cost report period beginning June 1, 2016 and four of our LTACH providers have a cost report period beginning September 1, 2016.

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
On July 31, 2015, CMS issued a Final Rule to update fiscal year 2016 payment policies and rates under the IPPS and LTACH PPS, which affects discharges occurring in cost reporting periods beginning on or after October 1, 2015. CMS projects that LTACH PPS rates would decrease by 6.9%. This estimated decrease is preliminary attributable to the statutory decrease in payment rates for site neutral LTACH PPS cases that do not meet the clinical criteria to qualify for higher LTACH rates in cost reporting years beginning on or after October 1, 2015. Cases that do qualify for higher LTACH PPS rates will see a payment rate increase of 1.7% (based on market basket update of 2.4% adjusted by a multi-factor productivity adjustment of -0.5 percentage point and an additional adjustment of -0.2 percentage point in accordance with the Affordable Care Act). CMS also finalized its proposal to implement a transitional blended payment rate (50% site neutral rate and 50% LTACH PPS rates) for site neutral discharges occurring in fiscal years 2016 and 2017.
On April 18, 2016, CMS released a Proposed Rule to update fiscal year 2017 LTACH reimbursement and policies under the LTACH PPS, which affects discharges occurring in cost reporting periods beginning on or after October 1, 2016. CMS projects that overall LTACH PPS spending would decrease by 6.9%. This estimated decrease is attributable to the statutory decrease in payment rates for site neutral LTACH PPS cases that do not meet the clinical criteria to qualify for higher LTACH rates in cost reporting years beginning on or after October 1, 2016. Cases that do qualify for higher LTACH PPS rates will see a payment rate increase of 0.3% (based on market basket update of 2.7% reduced by a multi-factor productivity adjustment of 0.5%, minus an additional adjustment of 0.75 percentage point in accordance with the PPACA, less 1.1% adjustment for high cost outlier spending in 2016, plus a 0.25% adjustment for short stay outliers in 2016). CMS also proposes to begin enforcement of the 25 percent rule which will cap the number of patients treated at an LTACH who have been referred from all locations of a hospital. Grandfathered LTACH facilities are exempt from the 25 percent rule, while rural LTACHs will have a threshold of 50% and MSA-dominant hospitals will have a threshold between 25% and 50%. CMS will have two separate outlier pools and thresholds for LTACH-appropriate patients and for site-neutral patients. For 2017, CMS proposes to increase its fixed-loss threshold to $22,728 from 2016’s $16,432, to limit outlier spending at no more than 8% of total LTACH spending (2016 outlier payments may reach 9.1%). CMS is applying the proposed inpatient fixed-loss threshold of $23,681 for site neutral patients.
None of the above described estimated changes to Medicare payments for home health, hospice and LTACHs include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.
RESULTS OF OPERATIONS
Three months ended March 31, 2016 compared to three months ended March 31, 2015
Consolidated financial statements
The following table summarizes our consolidated results of operations for the three months ended March 31, 2016 and 2015 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2016			2015			Increase (Decrease)	Percentage Change
Net service revenue	$222,552			$193,079			$29,473	15.3%
Cost of service revenue	135,601	60.9%		114,426	59.3%		21,175	18.5
Provision for bad debts	4,601	2.1		5,259	2.7		(658)	(12.5)
General and administrative expenses	66,240	29.8		59,298	30.7		6,942	11.7
Income tax expense	5,342	41.0	(1)	4,729	41.0	(1)	613	13.0
Noncontrolling interest	2,197			2,017			180
Total non-operating expense	(885)			(545)			(340)
Net income attributable to LHC Group, Inc.’s common stockholders	$7,686			$6,805			$881

(1)	Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders.
Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended March 31, 2016 and the related change from the same period in 2015 (amounts in thousands, except admissions, census, episode data, patient days and billable hours):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$157,975	$524	$158,499	8.1%	$2,888	$161,387	10.1%
Revenue Medicare	$119,334	$373	$119,707	5.3	$2,419	$122,126	7.4
New Admissions	38,423	125	38,548	7.2	576	39,124	8.8
New Medicare Admissions	25,610	79	25,689	3.3	447	26,136	5.1
Average Census	37,212	244	37,456	2.8	762	38,218	4.9
Average Medicare Census	27,458	171	27,629	1.4	617	28,246	3.7
Home Health Episodes	47,271	299	47,570	1.9	916	48,486	3.9
Hospice services
Revenue	$19,700	$866	$20,566	22.0	$10,258	$30,824	82.9
Revenue Medicare	$18,305	$857	$19,162	22.7	$9,493	$28,655	83.5
New Admissions	1,627	19	1,646	11.1	817	2,463	66.3
New Medicare Admissions	1,425	18	1,443	12.3	709	2,152	67.5
Average Census	1,582	68	1,650	21.5	775	2,425	78.6
Average Medicare Census	1,463	66	1,529	21.8	719	2,248	79.0
Patient days	143,991	6,164	150,155	22.9	70,539	220,694	80.6
Community-based services
Revenue	$10,285	$—	$10,285	5.2	$158	$10,443	6.8
Billable hours	296,753	—	296,753	0.9	7,734	304,487	3.6
Facility-based services
LTACHs
Revenue	$18,808	$—	$18,808	(2.0)	—	$18,808	(2.0)
Patient days	15,537	—	15,537	(3.9)	—	15,537	(3.9)

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic revenue and patient metrics increased in our home health services segment, hospice services segment, and community-based services segment due to the successful execution of same store growth strategies.
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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2016		2015
Home health services
Salaries, wages and benefits	$87,412	54.2%	$77,653	53.0%
Transportation	5,475	3.4	4,864	3.3
Supplies and services	3,825	2.4	3,029	2.1
Total	$96,712	59.9%	$85,546	58.4%
Hospice services
Salaries, wages and benefits	$14,013	45.5%	$7,092	42.1%
Transportation	1,324	4.3	693	4.1
Supplies and services	4,290	13.9	2,314	13.7
Total	$19,627	63.7%	$10,099	59.9%
Community-based services
Salaries, wages and benefits	$7,589	72.7%	$6,786	69.4%
Transportation	65	0.6	60	0.6
Supplies and services	73	0.7	54	0.6
Total	$7,727	74.0%	$6,900	70.6%
Facility-based services
Salaries, wages and benefits	$7,594	38.2%	$7,678	38.6%
Transportation	66	0.3	56	0.3
Supplies and services	3,875	19.5	4,147	20.9
Total	$11,535	58.0%	$11,881	59.8%
Consolidated cost of service revenue for the three months ended March 31, 2016 was $135.6 million, or 60.9% of net service revenue, compared to $114.4 million, or 59.3% of net service revenue, for the same period in 2015. The increase in consolidated cost of service revenue was primarily due to an increase in patient admissions and census growth due to the successful execution of same store growth strategies. In addition, cost of service revenue increased in the home health services and hospice services segments by $2.1 million and $7.9 million, respectively, due to acquisitions.
Provision for bad debts
Consolidated provision for bad debts for the three months ended March 31, 2016 was $4.6 million, or 2.1% of net service revenue, compared to $5.3 million, or 2.7% of net service revenue, for the same period in 2015. In 2015, provision for bad debts in the home health segment included additional reserves for 2014 patient claims associated with two payors. Those adjustments were an isolated occurrence and increased bad debt reserves above normal levels.
General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2016		2015
Home health services
General and administrative	$47,671	29.5%	$44,492	30.4%
Depreciation and amortization	1,887	1.2	1,962	1.3
Total	$49,558	30.7%	$46,454	31.7%
Hospice services
General and administrative	$8,472	27.5%	$4,567	27.1%
Depreciation and amortization	518	1.7	321	1.9
Total	$8,990	29.2%	$4,888	29.0%
Community-based services
General and administrative	$1,982	19.0%	$2,174	22.2%
Depreciation and amortization	97	0.9	43	0.4
Total	2,079	19.9%	$2,217	22.6%
Facility-based services
General and administrative	$5,168	26.0%	$5,349	26.9%
Depreciation and amortization	445	2.2	390	2.0
Total	$5,613	28.2%	$5,739	28.9%
Consolidated general and administrative expenses for the three months ended March 31, 2016 was $66.2 million, or 29.8% of net service revenue, compared to $59.3 million, or 30.7% of net service revenue, for the same period in 2015. The increase in consolidated general and administrative expenses was primarily due to an increase in the number of service providers resulting from acquisitions since March 31, 2015. General and administrative expenses for the home health services and hospice services segments increased $1.2 million and $3.6 million, respectively, due to such acquisitions.

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

•
Self Insurance Plan Funding — We are self-funded for health insurance and workers compensation purposes. Any significant changes in the amount of insurance claims submitted could have a direct effect on our operating cash flows.

•
Medical Supplies — A significant expense associated with our business is the cost of medical supplies. Any increase in the cost of medical supplies, or in the use of medical supplies by our patients, could have a material effect on our operating cash flows:

The following table summarizes changes in cash (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$17,161	$22,604
Investing activities	(12,926)	(3,525)
Financing activities	(4,781)	(15,569)
Cash provided by operating activities changed due to net working capital associated with acquisitions.
Cash used in investing activities increased due to acquisition of Heartlite Hospice and two additional acquisitions which occurred during the three months ended March 31, 2016. There were no similar acquisitions during the same period in March 31, 2015.
Cash used in financing activities decreased due to the net repayment of our line of credit during the three months ended March 31, 2015.
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
As of March 31, 2016, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 19.6%, or $28.6 million, compared to 19.5% or $26.7 million at December 31, 2015. Days sales outstanding as of March 31, 2016 and December 31, 2015 was 48 and 46 days, respectively.
The following table sets forth as of March 31, 2016, the aging of accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$65,667	$8,972	$6,040	$5,210	$85,889
Medicaid	4,225	1,109	645	402	6,381
Other	32,924	6,769	7,622	6,793	54,108
Total	$102,816	$16,850	$14,307	$12,405	$146,378
The following table sets forth as of December 31, 2015, the aging of accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$65,910	$8,244	$4,971	$4,960	$84,085
Medicaid	2,994	1,033	903	561	5,491
Other	26,794	7,248	7,699	5,745	47,486
Total	$95,698	$16,525	$13,573	$11,266	$137,062
Indebtedness
As of March 31, 2016, we had $119.2 million available for borrowing under our credit facility with $96.0 million drawn under our credit facility and $9.8 million of letters of credit outstanding. At December 31, 2015, we had $98.0 million drawn and $9.8 million of letters of credit outstanding under our credit facility.
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
Our Credit Agreement contains customary affirmative, negative and financial covenants. For example, without prior approval of our bank group, we are materially restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases, up to $50 million. Under our Credit Agreement, we are also required to meet certain financial covenants with respect to minimum fixed charge coverage and leverage ratios.
Our Credit Agreement also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.
At March 31, 2016, we were in compliance with all covenants contained in the Credit Agreement governing our credit facility.
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
The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent approximately 55% of our patient accounts receivable as of March 31, 2016 and December 31, 2015, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
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
Malpractice, employment practices and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through March 31, 2016 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $1.0 million per security claims and $0.5 million on other claims.
We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $0.2 million for the three months ended March 31, 2016.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of March 31, 2016.

Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
For a discussion of legal proceedings, see Note 8 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS.
There have been no material changes from the information included in Part I, Item 1A. “Risk Factors” of the Company’s 2015 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 6.    EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to the Form 10-Q on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

10.1	Amendment to LHC Group, Inc. Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, effective January 20, 2015.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joshua L. Proffitt, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

LHC GROUP, INC.

Date: May 5, 2016	/s/ Joshua L. Proffitt
Joshua L. Proffitt
Executive Vice President and Chief Financial Officer (Principal financial officer)