Form 10-Q
period 2016-06-30
LHC Group, Inc
filed 2016-08-04
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of August 1, 2016: 18,153,362 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$19,725	$6,139
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $28,692 and $26,712, respectively	121,644	110,350
Other receivables	2,095	2,093
Amounts due from governmental entities	964	1,081
Total receivables, net	124,703	113,524
Prepaid income taxes	6,030	1,949
Prepaid expenses	16,092	10,833
Other current assets	6,987	5,835
Receivable due from insurance carrier	—	550
Total current assets	173,537	138,830
Property, building and equipment, net of accumulated depreciation of $39,034 and $38,907, respectively	45,894	38,096
Goodwill	297,160	290,694
Intangible assets, net of accumulated amortization of $9,716 and $8,496, respectively	100,690	96,405
Other assets	2,364	2,029
Total assets	$619,645	$566,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$24,471	$24,586
Salaries, wages, and benefits payable	49,210	28,098
Self-insurance reserve	12,341	9,636
Current portion of long-term debt	246	241
Amounts due to governmental entities	5,038	7,055
Legal settlement payable	—	550
Total current liabilities	91,306	70,166
Deferred income taxes	25,787	23,729
Income tax payable	1,678	3,415
Revolving credit facility	110,000	98,000
Long-term debt, less current portion	423	543
Total liabilities	229,194	195,853
Noncontrolling interest — redeemable	12,642	12,408
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 22,402,310 and 22,224,423 shares issued in 2016 and 2015, respectively	224	222
Treasury stock — 4,821,124 and 4,776,560 shares at cost, respectively	(38,842)	(37,139)
Additional paid-in capital	117,142	113,793
Retained earnings	294,856	277,706
Total LHC Group, Inc. stockholders’ equity	373,380	354,582
Noncontrolling interest — non-redeemable	4,429	3,211
Total equity	377,809	357,793
Total liabilities and equity	$619,645	$566,054
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net service revenue	$226,031	$200,172	$448,583	$393,251
Cost of service revenue	137,128	116,639	272,729	231,065
Gross margin	88,903	83,533	175,854	162,186
Provision for bad debts	3,782	4,805	8,383	10,064
General and administrative expenses	68,261	60,250	134,297	119,264
Loss on disposal of assets	1,043	120	1,247	404
Operating income	15,817	18,358	31,927	32,454
Interest expense	(466)	(554)	(1,351)	(1,099)
Income before income taxes and noncontrolling interest	15,351	17,804	30,576	31,355
Income tax expense	3,596	6,220	8,938	10,949
Net income	11,755	11,584	21,638	20,406
Less net income attributable to noncontrolling interests	2,291	2,634	4,488	4,651
Net income attributable to LHC Group, Inc.’s common stockholders	$9,464	$8,950	$17,150	$15,755
Earnings per share — basic:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.54	$0.51	$0.98	$0.91
Earnings per share — diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.54	$0.51	$0.97	$0.90
Weighted average shares outstanding:
Basic	17,566,097	17,410,971	17,525,937	17,366,141
Diluted	17,685,147	17,529,100	17,649,620	17,528,101

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2015	$222	22,224,423	$(37,139)	(4,776,560)	$113,793	$277,706	$3,211	$357,793
Net income (1)	—	—	—	—	—	17,150	652	17,802
Acquired noncontrolling interest	—	—	—	—	—	—	627	627
Noncontrolling interest distributions	—	—	—	—	—	—	(736)	(736)
Stock options exercised	—	5,500	—	—	109	—	—	109
Sale of noncontrolling interest	—	—	—	—	(374)	—	539	165
Other	—	—	—	—	—	—	136	136
Nonvested stock compensation	—	—	—	—	2,236	—	—	2,236
Issuance of vested stock	2	160,612	—	—	(2)	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,703)	(44,564)	—	—	—	(1,703)
Excess tax benefits — vesting nonvested stock	—	—	—	—	935	—	—	935
Issuance of common stock under Employee Stock Purchase Plan	—	11,775	—	—	445	—	—	445
Balance as of June 30, 2016	$224	22,402,310	$(38,842)	(4,821,124)	$117,142	$294,856	$4,429	$377,809

(1)
Net income excludes net income attributable to noncontrolling interest-redeemable of $3.8 million during the six months ending June 30, 2016. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$21,638	$20,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,911	5,801
Provision for bad debts	8,383	10,064
Stock-based compensation expense	2,236	2,073
Deferred income taxes	2,058	1,008
Impairment of intangibles and other	—	248
Loss on disposal of assets	1,247	404
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(19,758)	(12,812)
Prepaid expenses and other assets	(6,446)	(3,735)
Prepaid income taxes	(4,364)	868
Accounts payable and accrued expenses	21,867	24,341
Net amounts due to/from governmental entities	(1,900)	(715)
Net cash provided by operating activities	30,872	47,951
Investing activities:
Purchases of property, building and equipment	(13,712)	(5,205)
Cash paid for acquisitions, primarily goodwill and intangible assets	(11,515)	(566)
Other	273	—
Net cash used in investing activities	(24,954)	(5,771)
Financing activities:
Proceeds from line of credit	35,000	2,000
Payments on line of credit	(23,000)	(22,000)
Proceeds from employee stock purchase plan	445	389
Payments on debt	(115)	(113)
Noncontrolling interest distributions	(4,338)	(4,069)
Excess tax benefits from vesting of stock awards	1,218	811
Withholding taxes paid on stock-based compensation	(1,703)	(1,329)
Purchase of additional controlling interest	—	(275)
Sale of noncontrolling interest	52	—
Proceeds from exercise of stock options	109	145
Net cash provided by (used in) financing activities	7,668	(24,441)
Change in cash	13,586	17,739
Cash at beginning of period	6,139	531
Cash at end of period	$19,725	$18,270
Supplemental disclosures of cash flow information:
Interest paid	$1,489	$765
Income taxes paid	$10,635	$8,208
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home health services, hospice services, community-based services, and facility-based services, the latter primarily through long-term acute care hospitals (“LTACHs”). As of June 30, 2016, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated 367 service providers in 25 states within the continental United States.
Unaudited Interim Financial Information
The condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, and the related condensed consolidated statements of income for the three and six months ended June 30, 2016 and 2015, condensed consolidated statement of changes in equity for the six months ended June 30, 2016, condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 and related notes (collectively, these financial statements and the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended June 30,		Six Months Ended June 30,
Ownership type	2016	2015	2016	2015
Wholly-owned subsidiaries	57.0%	54.5%	56.9%	54.2%
Equity joint ventures	41.3	43.6	41.4	43.7
License leasing arrangements	0.9	1.0	0.9	1.2
Management services	0.8	0.9	0.8	0.9
	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
Payor:	2016	2015	2016	2015
Medicare	75.3%	74.0%	74.9%	74.3%
Medicaid	1.8	1.5	1.7	1.5
Other	22.9	24.5	23.4	24.2
	100.0%	100.0%	100.0%	100.0%
The following table sets forth the percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
Reporting segment:	2016	2015	2016	2015
Home health services	72.2%	76.6%	72.4%	76.3%
Hospice services	15.0	9.3	14.4	9.0
Community-based services	4.7	5.1	4.7	5.1
Facility-based services	8.1	9.0	8.5	9.6
	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average number of shares outstanding for basic per share calculation	17,566,097	17,410,971	17,525,937	17,366,141
Effect of dilutive potential shares:
Options	1,379	3,717	1,715	2,741
Nonvested stock	117,671	114,412	121,968	159,219
Adjusted weighted average shares for diluted per share calculation	17,685,147	17,529,100	17,649,620	17,528,101
Anti-dilutive shares	30,001	—	211,101	190,385
Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-3") which requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from that liability. The Company adopted this standard during the six months ended June 30, 2016. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest, which stated ASU No. 2015-3 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements; therefore, ASU No. 2015-3 will not have an effect on the Company's consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, ("ASU 2014-9") which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-9 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-9 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
In March 2016, as part of its Simplification Initiative, the FASB issued ASU No. 2016-9, Compensation - Stock Compensation (ASU 2016-09), which finalizes Proposed ASU No. 2015-270 of the same name, and seeks to reduce complexity in accounting standards. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transaction, including (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flows, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, (6) the practical expedient for estimating the expected term, and (7) intrinsic value. The new standard is effective on January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.
3. Acquisitions and Disposals

The Company acquired the majority-ownership of five home health agencies and seven hospice agencies during the six months ended June 30, 2016. The total aggregate purchase prices for the Company’s acquisitions were $11.5 million, of which $11.4 million was paid in cash. The purchase prices are determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.
The Company's home health services segment and hospice services segment recognized goodwill of $1.4 million and $5.4 million, respectively. Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The acquisitions were accounted for under the acquisition method of accounting, and, accordingly, the accompanying interim financial information includes the results of operations of the acquired entities from the date of acquisition.
The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired (amounts in thousands):

Consideration
Cash	$11,442
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Trade name	2,796
Certificates of need/licenses	2,386
Other identifiable intangible assets	141
Other assets and (liabilities), net	7
Total identifiable assets	5,330
Noncontrolling interest	627
Goodwill, including noncontrolling interest of $479	$6,739

Trade names, certificates of need and licenses are indefinite-lived assets and, therefore, not subject to amortization. Acquired trade names that are not being used actively are amortized over the estimated useful life on the straight line basis. Trade names are valued using the relief from royalty method, a form of the income approach. Certificates of need are valued using the replacement cost approach based on registration fees and opportunity costs. Licenses are valued based on the estimated direct costs associated with recreating the asset, including opportunity costs based on an income approach. In the case of states with a moratorium in place, the licenses are valued using the multi-period excess earnings method. The other identifiable assets include non-compete agreements that are amortized over the life of the agreements. Noncontrolling interest is valued at fair value by applying a discount to the value of the acquired entity for lack of control.
The Company conducted a preliminary assessment of deferred income tax accounting and the calculation of the final net working capital adjustment and has recognized provisional amounts in its initial accounting for the acquisition of Halcyon Healthcare, LLC ("Halcyon") for all identified liabilities in accordance with the requirements of ASC Topic 805. During the six months ended June 30, 2016, a net working capital adjustment of $0.3 million was recorded in goodwill and the provisional amounts initially recognized for Halcyon. The Company is continuing its review of these matters during the measurement period.

4. Goodwill and Intangibles
The changes in recorded goodwill by reporting unit for the six months ended June 30, 2016 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Community - based reporting unit	Facility-based reporting unit	Total
Balance as of December 31, 2015	$202,995	$58,136	$17,972	$11,591	$290,694
Goodwill from acquisitions	1,250	5,010	—	—	6,260
Goodwill related to noncontrolling interests	123	356	—	—	479
Goodwill related to prior period net working capital adjustments............................................	—	(273)	—	—	(273)
Balance as of June 30, 2016	$204,368	$63,229	$17,972	$11,591	$297,160
Intangible assets consisted of the following as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$63,355	$—	$63,355
Certificates of need/licenses	Indefinite	32,193	—	32,193
Total		$95,548	$—	$95,548
Definite-lived assets:
Trade names	1 year — 10 years	$9,298	$(5,184)	$4,114
Non-compete agreements	8 months — 3 years	5,560	(4,532)	1,028
Total		$14,858	$(9,716)	$5,142
Balance as of June 30, 2016		$110,406	$(9,716)	$100,690

	December 31, 2015
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$60,762	$—	$60,762
Certificates of need/licenses	Indefinite	29,807	—	$29,807
Total		$90,569	$—	$90,569
Definite-lived assets:
Trade names	2 months — 5 years	$8,985	$(4,385)	$4,600
Non-compete agreements	3 months — 2 years	5,347	(4,111)	1,236
Total		$14,332	$(8,496)	$5,836
Balance as of December 31, 2015		$104,901	$(8,496)	$96,405
Intangible assets of $68.9 million, net of accumulated amortization, were related to the home health services segment, $23.6 million were related to the hospice services segment, $7.3 million were related to the community-based services segment, and $0.9 million were related to the facility-based services segment as of June 30, 2016. The Company recorded $1.2 million and $1.0 million of amortization expense during the six months ended June 30, 2016 and 2015, respectively. This was recorded in general and administrative expenses.
5. Debt
Credit Facility
On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at either a (1) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or (2) Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at the same time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at June 30, 2016 was 4.50% and the Eurodollar rate was 2.46%.
As of June 30, 2016 and December 31, 2015, respectively, the Company had $110.0 million and $98.0 million drawn and letters of credit totaling $9.8 million outstanding under its credit facilities with Capital One, National Association. During the six months ended June 30, 2016, the Company incurred additional debt to fund the purchase of capital assets and the acquisition of East Arkansas Health Holdings, which was purchased on July 1, 2016.

As of June 30, 2016, the Company had $105.2 million available for borrowing under the Credit Agreement with Capital One, National Association.

6. Income Taxes
As of June 30, 2016, an unrecognized tax benefit of $1.6 million was recorded in income tax payable, which, if recognized, would decrease the Company’s effective tax rate. All of the Company’s unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011 at which point, the Company recorded an uncertain tax position of $3.2 million. On July 30, 2014, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment asserting that a portion of the original tax deduction claimed by the Company associated with the settlement with the United States of America should be disallowed. The Company is currently appealing this proposed adjustment with IRS Appeals. During the three months ended June 30, 2016, the Company reduced the unrecognized tax benefit, and reduced the income tax expense for such period, by $1.6 million in response to new information that has changed the expectations of the potential outcome. The Company intends to continue to defend its original position of the deductibility of the full settlement amount on its 2011 tax return.
7. Stockholder’s Equity
Equity Based Awards
The 2010 Long Term Incentive Plan (the “2010 Incentive Plan”) is administered by the Compensation Committee of the Company’s Board of Directors. A total of 1,500,000 shares of the Company’s common stock were reserved and 279,937 shares are currently available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
During the six months ended June 30, 2016, the Company’s independent directors were granted 15,300 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the six months ended June 30, 2016, employees were granted 195,800 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares vest over a five year period, conditioned on continued employment. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the six months ended June 30, 2016 was $38.18.
The following table represents the nonvested stock activity for the six months ended June 30, 2016:

	Number of shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2015	527,091	$26.64
Granted	211,100	$38.18
Vested	(160,612)	$25.88
Forfeited	(12,566)	$24.36
Nonvested shares outstanding as of June 30, 2016	565,013	$31.22
During the six months ended June 30, 2016, an independent director of the Company received a share based award, which will be settled in cash at March 1, 2017. The amount of such cash payment will equal the fair market value of 1,700 shares on the settlement date.

As of June 30, 2016, there was $13.6 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.35 years. The total fair value of shares of common stock vested during the six months ended June 30, 2016 was $4.2 million. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $2.2 million and $2.1 million of compensation expense related to nonvested stock grants in the six months ended June 30, 2016 and 2015, respectively.
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
The table below details the shares of common stock issued during 2016:

	Number of shares	Per share price
Shares available as of December 31, 2015	213,760
Shares issued during the three months ended March 31, 2016	5,341	$43.03
Shares issued during the three months ended June 30, 2016	6,434	$33.78
Shares available as of June 30, 2016	201,985
Stock Options
During the six months ended June 30, 2016, 5,500 options were exercised with an exercise price of $19.75. No options were granted or forfeited during the six months ended June 30, 2016. There were no options issued or exercisable as of June 30, 2016.
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the six months ended June 30, 2016, the Company redeemed 44,564 shares of common stock valued at $1.7 million, related to these tax obligations.
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
On October 7, 2015, the parties entered into a Stipulation of Settlement in the consolidated case styled In re LHC Group, Inc. Derivative Litigation, Case No. 6:13-cv-02899-JTT-CBW. On October 19, 2015, Plaintiffs filed an Unopposed Motion for Preliminary Approval of Proposed Derivative Settlement. On October 26, 2015, the District Court entered an Order Preliminarily Approving Settlement in the amount of $0.6 million. On January 11, 2016, the District Court entered its Order and Final Judgment approving the settlement and dismissing the consolidated action with prejudice. The Company's insurance carrier has funded the entire settlement amount, which was immediately releasable to Plaintiffs' counsel on January 11, 2016. The time for appeal has passed and no appeals were filed. This matter is now concluded. At December 31, 2015, the Company's balance sheet reflected the entire settlement in current assets as a receivable due from insurance carrier and correspondingly reflected the entire settlement in current liabilities as a legal settlement payable.
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
The following table summarizes the activity of noncontrolling interest-redeemable for the six months ended June 30, 2016 (amounts in thousands):

Balance as of December 31, 2015	$12,408
Net income attributable to noncontrolling interest-redeemable	3,836
Noncontrolling interest-redeemable distributions	(3,602)
Balance as of June 30, 2016	$12,642
10. Allowance for Uncollectible Accounts
The following table summarizes the activity in the allowance for uncollectible accounts for the six months ended June 30, 2016 (amounts in thousands):

Balance as of December 31, 2015	$26,712
Additions	8,383
Deductions	(6,403)
Balance as of June 30, 2016	$28,692
11. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the six months ended June 30, 2016, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximate current rates.
12. Segment Information
The Company’s reportable segments consist of home health services, hospice services, community-based services, and facility-based services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements.
The following tables summarize the Company’s segment information for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended June 30, 2016
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$163,174	$33,905	10,587	$18,365	$226,031
Cost of service revenue	97,590	20,966	7,829	10,743	137,128
Provision for bad debts	2,618	792	216	156	3,782
General and administrative expenses	51,182	9,425	2,215	5,439	68,261
Loss on disposal of assets	706	205	46	86	1,043
Operating income	11,078	2,517	281	1,941	15,817
Interest expense	(350)	(51)	(23)	(42)	(466)
Income before income taxes and noncontrolling interest	10,728	2,466	258	1,899	15,351
Income tax expense	2,043	789	102	662	3,596
Net income	8,685	1,677	156	1,237	11,755
Less net income attributable to noncontrolling interests	1,555	498	(14)	252	2,291
Net income attributable to LHC Group, Inc.’s common stockholders	$7,130	$1,179	$170	$985	$9,464
Total assets	$429,780	$118,353	$33,247	$38,265	$619,645

	Three Months Ended June 30, 2015
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$153,272	$18,632	$10,312	$17,956	$200,172
Cost of service revenue	87,045	10,844	7,456	11,294	116,639
Provision for bad debts	3,645	299	691	170	4,805
General and administrative expenses	47,488	5,100	2,054	5,608	60,250
Loss on disposal of assets	88	11	14	7	120
Operating income	15,006	2,378	97	877	18,358
Interest expense	(438)	(61)	(6)	(49)	(554)
Income before income taxes and noncontrolling interest	14,568	2,317	91	828	17,804
Income tax expense	4,740	723	215	542	6,220
Net income	9,828	1,594	(124)	286	11,584
Less net income attributable to noncontrolling interests	2,251	253	(52)	182	2,634
Net income attributable to LHC Group, Inc.’s common stockholders	$7,577	$1,341	$(72)	$104	$8,950
Total assets	$400,906	$36,178	$33,131	$38,830	$509,045

	Six Months Ended June 30, 2016
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$324,561	$64,729	$21,030	$38,263	$448,583
Cost of service revenue	194,302	40,593	15,556	22,278	272,729
Provision for bad debts	6,073	1,567	298	445	8,383
General and administrative expenses	100,655	18,296	4,294	11,052	134,297
Loss on disposal of assets	791	324	46	86	1,247
Operating income	22,740	3,949	836	4,402	31,927
Interest expense	(1,028)	(142)	(65)	(116)	(1,351)
Income before income taxes and noncontrolling interest	21,712	3,807	771	4,286	30,576
Income tax expense	5,893	1,209	330	1,506	8,938
Net income	15,819	2,598	441	2,780	21,638
Less net income attributable to noncontrolling interests	3,149	815	(57)	581	4,488
Net income attributable to LHC Group, Inc.’s common stockholders	$12,670	$1,783	$498	$2,199	$17,150

	Six Months Ended June 30, 2015
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$299,864	$35,483	$20,085	$37,819	$393,251
Cost of service revenue	172,591	20,943	14,356	23,175	231,065
Provision for bad debts	8,121	646	871	426	10,064
General and administrative expenses	93,727	9,961	4,247	11,329	119,264
Loss on disposal of assets	303	38	38	25	404
Operating income	25,122	3,895	573	2,864	32,454
Interest expense	(868)	(121)	(12)	(98)	(1,099)
Income before income taxes and noncontrolling interest	24,254	3,774	561	2,766	31,355
Income tax expense	8,397	1,343	260	949	10,949
Net income	15,857	2,431	301	1,817	20,406
Less net income attributable to noncontrolling interests	3,772	499	(72)	452	4,651
Net income attributable to LHC Group, Inc.’s common stockholders	$12,085	$1,932	$373	$1,365	$15,755

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after June 30, 2016;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with SEC laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our interpretations of laws regarding fraud, anti-kickback or other matter.
The forward-looking statements included in this report reflect our current views about future events and are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), as updated by our subsequent filings with the SEC. This report should be read in conjunction with the 2015 Form 10-K, and all of our other filings made with the SEC through the date of this report, including quarterly reports on Form 10-Q and current reports on Form 8-K.
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
OVERVIEW
We provide quality cost-effective post-acute health care services to our patients. As of June 30, 2016, we have 367 service providers in 25 states: Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. Our services are classified into four segments: (1) home health services; (2) hospice services; (3) community-based services and (4) facility-based services offered through our long-term acute care hospitals (“LTACHs”).
Through our home health services segment, we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational and speech therapy. As of June 30, 2016, we operated 283 home health services locations, of which 167 are wholly-owned, 110 are majority-owned through equity joint ventures, three are under license lease arrangements and the operations of the remaining three locations are only managed by us. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and organic development.
Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of June 30, 2016, we operated 62 hospice locations, of which 46 are wholly-owned, 14 are majority-owned through equity joint ventures and two are under license lease arrangements. We intend to increase the number of hospice agencies that we operate through continued acquisitions and organic development.
Through our community-based services segment, our services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of June 30, 2016, we operated 11 community-based services locations, 10 are wholly-owned and one is majority-owned through an equity joint venture. We intend to increase the number of community-based agencies that we operate through continued acquisitions and organic development.
We provide facility-based services principally through our LTACHs. As of June 30, 2016, we operated six LTACHs with eight locations, of which all but one are located within host hospitals. Of these facility-based services locations, three are wholly-owned and five are majority-owned through equity joint ventures. We also wholly-own and operate a family health center, a pharmacy, and a family health clinic.
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of June 30, 2016, the Joint

Commission had accredited 260 of our 283 home health services locations and 38 of our 62 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Type of segment	2016	2015	2016	2015
Home health services	72.2%	76.6%	72.4%	76.3%
Hospice services	15.0	9.3	14.4	9.0
Community-based services	4.7	5.1	4.7	5.1
Facility-based services	8.1	9.0	8.5	9.6
	100.0%	100.0%	100.0%	100.0%
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
On June 27, 2016, CMS released a Proposed Rule regarding payment rates for home health services provided during calendar year 2017. The national, standardized 60-day episode payment rate will decrease to $2,936.68 in 2017. The proposed updates include implementing the final year of the four year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate and the decrease of 0.97% to account for nominal case-mix growth between calendar year 2012 and calendar year 2014, which was not accounted for in the rebasing adjustments finalized in calendar year 2014. The proposed rule also contains minor adjustments to the HHVBP program and to the home health quality reporting program. CMS estimates the overall economic impact of the proposed rule's payment rate update is an estimated decrease of 1.0% in payments to home health agencies.
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
On July 29, 2016, CMS issued a final rule updating Medicare payment rates and the wage index for hospices for fiscal year 2017, which will be a 2.1% increase in payment rates. The 2.1% increase is based on 2.7% inpatient hospital market basket update, reduced by a 0.3% productivity adjustment, and a 0.3% adjusted set by the PPACA. The hospice cap amount for the 2017 hospice cap year will be $28,404.99.
Community-Based Services
Community-based services are care services which are primarily performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. Revenue is generated on an hourly basis and our current primary payors are TennCare Managed Care Organization and Medicaid. Approximately 80% of our net service revenue in this segment was generated in Tennessee.
Facility-Based Services
On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013 (Public Law 113-67). This law prevents a scheduled payment reduction for physicians and other practitioners who treat Medicare patients from taking effect on January 1, 2014. Included in the legislation are the following changes to LTACH reimbursement:

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
On August 2, 2016, CMS released the final rule to update fiscal year 2017 LTACH reimbursement and policies under the LTACH PPS, which affects discharges occurring in cost reporting periods beginning on or after October 1, 2016.  CMS projects that overall LTACH PPS spending would decrease by 7.1%, compared to fiscal year 2016 payments.  This estimated decrease is attributable to the statutory decrease in payment rates for site neutral LTACH PPS cases that do not meet the clinical criteria to qualify for higher LTACH rates in cost reporting years beginning on or after October 1, 2016.  Cases that do qualify for higher

LTACH PPS rates will see a payment rate increase of 0.7% (based all provisions finalized in the rule, including a market basket update of 2.8% reduced by a multi-factor productivity adjustment of 0.3%, minus an additional adjustment of 0.75 percentage point in accordance with the PPACA, for a net market basket of 1.75%).  The LTACH PPS standard federal payment rate for fiscal year 2017 is $42,476.41 (increased from $41,762.85 in fiscal year 2016). Site-neutral discharges will have a 23% reduction in payments. CMS also proposes to begin enforcement of the 25 Percent rule which will cap the number of patients treated at an LTACH who have been referred from all locations of a hospital.  Grandfathered LTACH facilities are exempt from the 25 Percent rule, while rural LTACHs will have a threshold of 50% and MSA-dominant hospitals will have a threshold between 25% and 50%.   The 25 Percent rule will apply to discharges occurring after October 1, 2016. CMS will have two separate outlier pools and thresholds for LTACH-appropriate patients and for site-neutral patients.  For 2017, CMS finalized an increase of its fixed-loss threshold to $21,943 from 2016’s $16,432, to limit outlier spending at no more than 8% of total LTACH spending (2016 outlier payments may reach 9.0%).  CMS is applying the proposed inpatient fixed-loss threshold of $23,570 for site neutral patients. CMS also finalized four new measures for the LTACH Quality Reporting Program to meet the requirements of the Improving Medicare Post-Acute Care Transformation (IMPACT) Act. For the fiscal year 2018 LTACH Quality Reporting Program, CMS added quality measures for Medicare spending per beneficiary, discharge to community and potentially-preventable 30-day post-discharge readmissions. For the fiscal year 2020 LTACH Quality Reporting Program, CMS adopted a new drug regimen review measure.
None of the above described estimated changes to Medicare payments for home health, hospice and LTACHs include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.
RESULTS OF OPERATIONS
Three months ended June 30, 2016 compared to three months ended June 30, 2015
Consolidated financial statements
The following table summarizes our consolidated results of operations for the three months ended June 30, 2016 and 2015 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2016			2015			Increase (Decrease)	Percentage Change
Net service revenue	$226,031			$200,172			$25,859	12.9%
Cost of service revenue	137,128	60.7%		116,639	58.3%		20,489	17.6
Provision for bad debts	3,782	1.7		4,805	2.4		(1,023)	(21.3)
General and administrative expenses	68,261	30.2		60,250	30.1		8,011	13.3
Loss on disposal of assets	1,043	0.5		120	0.1		923	—
Income tax expense	3,596	41.0	(1)	6,220	41.0	(2)	(2,624)	(42.2)
Noncontrolling interest	2,291			2,634			(343)
Total non-operating expense	(466)			(554)			88
Net income attributable to LHC Group, Inc.’s common stockholders	$9,464			$8,950			$514

(1)
Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders, excluding the changes in measurement realized in 2016 of the unrecognized tax position of $1.6 million and related interest expense of $0.4 million. For a discussion on the unrecognized tax position, see Note 6 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

(2)	Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders.
Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended June 30, 2016 and the related change from the same period in 2015 (amounts in thousands, except admissions, census, episode data, patient days and billable hours):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$160,154	$181	$160,335	4.6%	$2,839	$163,174	6.5%
Revenue Medicare	$122,488	$169	$122,657	4.2	$2,185	$124,842	6.0
Admissions	38,214	43	38,257	8.7	692	38,949	10.6
Medicare Admissions	25,357	38	25,395	6.4	422	25,817	8.2
Average Census	37,616	27	37,643	2.2	714	38,357	4.1
Average Medicare Census	27,507	23	27,530	0.7	516	28,046	2.6
Home Health Episodes	49,552	43	49,595	3.7	884	50,479	5.5
Hospice services
Revenue	$21,293	$856	$22,149	18.9	$11,756	$33,905	82.0
Revenue Medicare	$19,757	$836	$20,593	19.6	$10,753	$31,346	82.1
Admissions	1,547	25	1,572	5.0	951	2,523	68.5
Medicare Admissions	1,387	21	1,408	7.0	838	2,246	70.7
Average Census	1,659	68	1,727	19.5	888	2,615	80.9
Average Medicare Census	1,544	65	1,609	21.2	822	2,431	83.0
Patient days	150,967	6,148	157,115	19.4	80,853	237,968	80.9
Community-based services
Revenue	$10,587	$—	$10,587	2.7	$—	$10,587	2.7
Billable hours	330,350	—	330,350	8.8	—	330,350	8.8
Facility-based services
LTACHs
Revenue	$17,258	$—	$17,258	(0.3)	—	$17,258	(0.3)
Patient days	13,929	—	13,929	(9.5)	—	13,929	(9.5)

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic revenue and patient metrics increased in our home health services segment, hospice services segment, and community-based services segment due to the successful execution of same store growth strategies. Total organic revenue and patient days decreased in our facility-based services segment due to the negative impact from the reduction of 18 beds in one LTACH location.
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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2016		2015
Home health services
Salaries, wages and benefits	$88,366	54.2%	$78,459	51.2%
Transportation	5,550	3.4	5,303	3.5
Supplies and services	3,674	2.3	3,283	2.1
Total	$97,590	59.8%	$87,045	56.8%
Hospice services
Salaries, wages and benefits	$14,611	43.1%	$7,458	40.0%
Transportation	1,352	4.0	761	4.1
Supplies and services	5,003	14.8	2,625	14.1
Total	$20,966	61.8%	$10,844	58.2%
Community-based services
Salaries, wages and benefits	$7,700	72.7%	$7,306	70.9%
Transportation	63	0.6	65	0.6
Supplies and services	66	0.6	85	0.8
Total	$7,829	73.9%	$7,456	72.3%
Facility-based services
Salaries, wages and benefits	$7,045	38.4%	$7,463	41.6%
Transportation	64	0.3	55	0.3
Supplies and services	3,634	19.8	3,776	21.0
Total	$10,743	58.5%	$11,294	62.9%
Consolidated cost of service revenue for the three months ended June 30, 2016 was $137.1 million, or 60.7% of net service revenue, compared to $116.6 million, or 58.3% of net service revenue, for the same period in 2015. Consolidated cost of service revenue increased as a percentage of net service revenue due to 1.5% Medicare reimbursement cuts recognized in 2016. Also, a health insurance reserve adjustment of $2.0 million was recognized in 2015, which reduced salaries, wages, and benefits. There was no similar adjustment recognized in 2016. In addition, cost of service revenue increased in the home health services and hospice services segments by $2.1 million and $8.6 million, respectively, due to acquisitions. Margin contributions from these acquisitions are normally lower than our same store margins during the first 12 to 18 months of operations.
In the facility-based services segment, cost of service revenue decreased due to the corresponding decrease in patient days.
Provision for bad debts
Consolidated provision for bad debts for the three months ended June 30, 2016 was $3.8 million, or 1.7% of net service revenue, compared to $4.8 million, or 2.4% of net service revenue, for the same period in 2015. The decrease in provision for bad debts was primarily due to the shift in the aging of our accounts receivable from 181 plus days to 90 -180 days and continued process improvements in our revenue cycle department that were implemented within the past 12 months. In addition, 2015 provision for bad debts was higher due to claims associated with two payors in our home health services segment and delayed payment issues related to our transition to a new billing system for our community-based services segment. These issues have since been corrected.
General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2016		2015
Home health services
General and administrative	$49,298	30.2%	$45,259	29.5%
Depreciation and amortization	1,884	1.2	2,229	1.4
Total	$51,182	31.4%	$47,488	30.9%
Hospice services
General and administrative	$8,881	26.2%	$4,735	25.4%
Depreciation and amortization	544	1.6	365	1.9
Total	$9,425	27.8%	$5,100	27.3%
Community-based services
General and administrative	$2,120	20.0%	$2,013	19.5%
Depreciation and amortization	95	0.9	41	0.4
Total	$2,215	20.9%	$2,054	19.9%
Facility-based services
General and administrative	$4,998	27.2%	$5,158	28.7%
Depreciation and amortization	441	2.4	450	2.5
Total	$5,439	29.6%	$5,608	31.2%
Consolidated general and administrative expenses for the three months ended June 30, 2016 was $68.3 million, or 30.2% of net service revenue, compared to $60.3 million, or 30.1% of net service revenue, for the same period in 2015. In the home health services, hospice services, and community-based services segments, the increase in consolidated general and administrative expenses was primarily due to an increase in the number of service providers resulting from acquisitions since June 30, 2015, and the recognition of a severance package of $1.1 million due to the resignation of our prior Chief Financial Officer. General and administrative expenses for the home health services and hospice services segments increased $1.2 million and $3.6 million, respectively, due to such acquisitions.
Loss on disposal of assets
The loss on disposal of assets increased during the three months ended June 30, 2016 due to the sale of an aircraft. The aircraft incurred damage and was subsequently sold at a price below the aircraft's net book value. The sale generated a loss of $0.9 million, which was realized during the three months ended June 30, 2016.

Six months ended June 30, 2016 compared to six months ended June 30, 2015
Consolidated financial statements
The following table summarizes our consolidated results of operations for the six months ended June 30, 2016 and 2015 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2016			2015			Increase (Decrease)	Percentage Change
Net service revenue	$448,583			$393,251			$55,332	14.1%
Cost of service revenue	272,729	60.8%		231,065	58.8%		41,664	18.0
Provision for bad debts	8,383	1.9		10,064	2.6		(1,681)	(16.7)
General and administrative expenses	134,297	29.9		119,264	30.3		15,033	12.6
Loss on disposal of assets	1,247	0.3		404	0.1		843	—
Income tax expense	8,938	39.8	(1)	10,949	41.0	(2)	(2,011)	(18.4)
Noncontrolling interest	4,488			4,651			(163)
Total non-operating expense	(1,351)			(1,099)			(252)
Net income attributable to LHC Group, Inc.’s common stockholders	$17,150			$15,755			$1,395

(1)
Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders, excluding the changes in measurement realized in 2016 of the unrecognized tax position of $1.6 million and related interest expense of $0.4 million. For a discussion on the unrecognized tax position, see Note 6 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

(2)	Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the six months ended June 30, 2016 and the related change from the same period in 2015 (amounts in thousands, except admissions, census, episode data, patient days and billable hours):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$318,831	$181	$319,012	6.4%	$5,549	$324,561	8.2%
Revenue Medicare	$242,372	$169	$242,541	4.8	$4,427	$246,968	6.7
Admissions	76,825	43	76,868	8.0	1,205	78,073	9.7
Medicare Admissions	51,101	38	51,139	4.9	814	51,953	6.6
Average Census	37,548	13	37,561	2.5	701	38,262	4.4
Average Medicare Census	27,596	12	27,608	1.2	535	28,143	3.1
Home Health Episodes	97,235	43	97,278	2.9	1,687	98,965	4.7
Hospice services
Revenue	$40,970	$1,722	$42,692	20.3	$22,037	$64,729	82.4
Revenue Medicare	$38,058	$1,692	$39,750	21.1	$20,251	$60,001	82.8
Admissions	3,205	44	3,249	9.1	1,737	4,986	67.4
Medicare Admissions	2,841	39	2,880	10.7	1,519	4,399	69.1
Average Census	1,603	68	1,671	19.2	849	2,520	79.8
Average Medicare Census	1,499	66	1,565	21.1	775	2,340	81.1
Patient days	294,889	12,312	307,201	21.1	151,461	458,662	80.8
Community-based services
Revenue	$21,030	$—	$21,030	4.7	$—	$21,030	4.7
Billable hours	634,837	—	634,837	6.2	—	634,837	6.2
Facility-based services
LTACHs
Revenue	$36,066	$—	$36,066	(1.2)	—	$36,066	(1.2)
Patient days	29,466	—	29,466	(6.6)	—	29,466	(6.6)

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic revenue and patient metrics increased in our home health services segment, hospice services segment, and community-based services segment due to the successful execution of same store growth strategies. Total organic revenue and patient days decreased in our facility-based services segment due to the negative impact from the reduction of 18 beds in one LTACH location.
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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six Months Ended June 30,
	2016		2015
Home health services
Salaries, wages and benefits	$175,777	54.2%	$156,112	52.1%
Transportation	11,024	3.4	10,167	3.4
Supplies and services	7,501	2.3	6,312	2.1
Total	$194,302	59.9%	$172,591	57.6%
Hospice services
Salaries, wages and benefits	$28,624	44.2%	$14,550	41.0%
Transportation	2,676	4.1	1,454	4.1
Supplies and services	9,293	14.4	4,939	13.9
Total	$40,593	62.7%	$20,943	59.0%
Community-based services
Salaries, wages and benefits	$15,289	72.7%	$14,092	70.2%
Transportation	128	0.6	125	0.6
Supplies and services	139	0.7	139	0.7
Total	$15,556	74.0%	$14,356	71.5%
Facility-based services
Salaries, wages and benefits	$14,639	38.3%	$15,141	40.0%
Transportation	130	0.3	111	0.3
Supplies and services	7,509	19.6	7,923	20.9
Total	$22,278	58.2%	$23,175	61.2%
Consolidated cost of service revenue for the six months ended June 30, 2016 was $272.7 million, or 60.8% of net service revenue, compared to $231.1 million, or 58.8% of net service revenue, for the same period in 2015. Consolidated cost of service revenue increased as a percentage of net service revenue due to 1.5% Medicare reimbursement cuts recognized in 2016. Also, a health insurance reserve adjustment of $2.0 million was recognized in 2015, which reduced salaries, wages, and benefits. There was no similar adjustment recognized in 2016. In addition, cost of service revenue increased in the home health services and hospice services segments by $3.8 million and $15.2 million, respectively, due to acquisitions. Margin contributions from these acquisitions are normally lower than our same store margins during the first 12 to 18 months of operations.
In the facility-based services segment, cost of service revenue decreased due to the corresponding decrease in patient days.
Provision for bad debts
Consolidated provision for bad debts for the six months ended June 30, 2016 was $8.4 million, or 1.9% of net service revenue, compared to $10.1 million, or 2.6% of net service revenue, for the same period in 2015. The decrease in provision for bad debts was primarily due to the shift in the aging of our accounts receivable from 181 plus days to 90-180 days and continued process improvements in our revenue cycle department that were implemented within the past 12 months. In addition, 2015 provision for bad debts was higher due to claims associated with two payors in our home health services segment and delayed payment issues related to our transition to a new billing system for our community-based services segment. These issues have since been corrected.
General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six Months Ended June 30,
	2016		2015
Home health services
General and administrative	$96,884	29.9%	$89,536	29.9%
Depreciation and amortization	3,771	1.2	4,191	1.4
Total	$100,655	31.1%	$93,727	31.3%
Hospice services
General and administrative	$17,234	26.6%	$9,275	26.1%
Depreciation and amortization	1,062	1.6	686	1.9
Total	$18,296	28.2%	$9,961	28.0%
Community-based services
General and administrative	$4,102	19.5%	$4,163	20.7%
Depreciation and amortization	192	0.9	84	0.4
Total	$4,294	20.4%	$4,247	21.1%
Facility-based services
General and administrative	$10,166	26.6%	$10,489	27.7%
Depreciation and amortization	886	2.3	840	2.2
Total	$11,052	28.9%	$11,329	29.9%
Consolidated general and administrative expenses for the six months ended June 30, 2016 was $134.3 million, or 29.9% of net service revenue, compared to $119.3 million, or 30.3% of net service revenue, for the same period in 2015. The increase in consolidated general and administrative expenses was primarily due to an increase in the number of service providers resulting from acquisitions since June 30, 2015, and the recognition of a severance package of $1.1 million due to the resignation of our prior Chief Financial Officer. General and administrative expenses for the home health services and hospice services segments increased $2.0 million and $6.6 million, respectively, due to such acquisitions.
Loss on disposal of assets
The loss on disposal of assets increased during the six months ended June 30, 2016 due to the sale of an aircraft. The aircraft incurred damage and was subsequently sold at a price below the aircraft's net book value. The sale generated a loss of $0.9 million, which was realized during the six months ended June 30, 2016.

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
The following table summarizes changes in cash (amounts in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$30,872	$47,951
Investing activities	(24,954)	(5,771)
Financing activities	7,668	(24,441)

Cash provided by operating activities changed due to net working capital associated with acquisitions and the $0.9 million disposal related to the sale of an aircraft.
Cash used in investing activities increased due to acquisition of Heartlite Hospice and three additional acquisitions which occurred during the six months ended June 30, 2016. There were no similar acquisitions during the same period in 2015. Capital outlay increased during the six months ended June 30, 2016, due to the purchase of an aircraft, which was funded through our line of credit. These items mentioned above contributed to the increase in proceeds from line of credit and the variance in financing activities during the six months ended June 30, 2016.
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
As of June 30, 2016, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 19.1%, or $28.7 million, compared to 19.5% or $26.7 million at December 31, 2015. Days sales outstanding as of June 30, 2016 and December 31, 2015 was 49 and 46 days, respectively. Increased accounts receivable from acquisitions, an increase in managed care accounts receivable, and collection delays resulting from ZPICs, RACs, and ADRs have each contributed to the increase in days sales outstanding.
The following table sets forth as of June 30, 2016, the aging of accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$68,633	$10,634	$4,797	$5,053	$89,117
Medicaid	5,023	1,502	831	237	7,593
Other	30,460	7,943	8,220	7,003	53,626
Total	$104,116	$20,079	$13,848	$12,293	$150,336
The following table sets forth as of December 31, 2015, the aging of accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$65,910	$8,244	$4,971	$4,960	$84,085
Medicaid	2,994	1,033	903	561	5,491
Other	26,794	7,248	7,699	5,745	47,486
Total	$95,698	$16,525	$13,573	$11,266	$137,062
Indebtedness
As of June 30, 2016, we had $105.2 million available for borrowing under our credit facility with $110.0 million drawn under our credit facility and $9.8 million of letters of credit outstanding. At December 31, 2015, we had $98.0 million drawn and $9.8 million of letters of credit outstanding under our credit facility.
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
At June 30, 2016, we were in compliance with all covenants contained in the Credit Agreement governing our credit facility.
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
The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent approximately 55% of our patient accounts receivable as of June 30, 2016 and December 31, 2015, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
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
Malpractice, employment practices and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through June 30, 2016 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $1.0 million per security claims and $0.5 million on other claims.
We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $0.5 million for the six months ended June 30, 2016.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information that we are required to disclose in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of June 30, 2016.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarterly period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
For a discussion of legal proceedings, see Note 8 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS.
There have been no material changes from the information included in Part I, Item 1A. “Risk Factors” of the Company’s 2015 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 6.    EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to the Form 10-Q on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

10.1	Amendment to LHC Group, Inc. Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, effective January 20, 2015.

10.2	Amended and Restated Employment Agreement by and between LHC Group, Inc., and Donald Stelly (previously filed as Exhibit 10.1 to the Form 8-K on June 3, 2016).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joshua L. Proffitt, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

LHC GROUP, INC.

Date: August 4, 2016	/s/ Joshua L. Proffitt
Joshua L. Proffitt
Executive Vice President and Chief Financial Officer (Principal financial officer)