Form 10-Q
period 2016-09-30
LHC Group, Inc
filed 2016-11-03
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of October 31, 2016: 18,176,864 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$16,518	$6,139
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $29,258 and $26,712, respectively	119,491	110,350
Other receivables	2,261	2,093
Amounts due from governmental entities	964	1,081
Total receivables, net	122,716	113,524
Prepaid income taxes	4,124	1,949
Prepaid expenses	9,767	10,833
Other current assets	6,421	5,835
Receivable due from insurance carrier	—	550
Total current assets	159,546	138,830
Property, building and equipment, net of accumulated depreciation of $40,972 and $38,907, respectively	44,130	38,096
Goodwill	305,739	290,694
Intangible assets, net of accumulated amortization of $10,342 and $8,496, respectively	101,680	96,405
Other assets	2,358	2,029
Total assets	$613,453	$566,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$28,511	$24,586
Salaries, wages, and benefits payable	41,904	28,098
Self-insurance reserve	11,473	9,636
Current portion of long-term debt	249	241
Amounts due to governmental entities	4,895	7,055
Legal settlement payable	—	550
Total current liabilities	87,032	70,166
Deferred income taxes	30,601	23,729
Income tax payable	1,678	3,415
Revolving credit facility	92,000	98,000
Long-term debt, less current portion	379	543
Total liabilities	211,690	195,853
Noncontrolling interest — redeemable	12,668	12,408
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 22,419,523 and 22,224,423 shares issued in 2016 and 2015, respectively	224	222
Treasury stock — 4,826,872 and 4,776,560 shares at cost, respectively	(39,070)	(37,139)
Additional paid-in capital	118,689	113,793
Retained earnings	304,472	277,706
Total LHC Group, Inc. stockholders’ equity	384,315	354,582
Noncontrolling interest — non-redeemable	4,780	3,211
Total equity	389,095	357,793
Total liabilities and equity	$613,453	$566,054
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net service revenue	$230,797	$204,122	$679,380	$597,373
Cost of service revenue	140,832	120,873	413,561	351,938
Gross margin	89,965	83,249	265,819	245,435
Provision for bad debts	3,275	4,809	11,658	14,873
General and administrative expenses	66,999	60,472	201,296	179,736
Loss on disposal of assets	142	276	1,389	680
Operating income	19,549	17,692	51,476	50,146
Interest expense	(816)	(434)	(2,167)	(1,533)
Income before income taxes and noncontrolling interest	18,733	17,258	49,309	48,613
Income tax expense	6,562	6,148	15,500	17,097
Net income	12,171	11,110	33,809	31,516
Less net income attributable to noncontrolling interests	2,555	2,265	7,043	6,916
Net income attributable to LHC Group, Inc.’s common stockholders	$9,616	$8,845	$26,766	$24,600
Earnings per share — basic:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.55	$0.51	$1.53	$1.41
Earnings per share — diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$0.54	$0.50	$1.52	$1.40
Weighted average shares outstanding:
Basic	17,588,163	17,436,731	17,546,773	17,389,934
Diluted	17,719,473	17,610,953	17,664,284	17,526,687

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2015	$222	22,224,423	$(37,139)	(4,776,560)	$113,793	$277,706	$3,211	$357,793
Net income (1)	—	—	—	—	—	26,766	1,051	27,817
Acquired noncontrolling interest	—	—	—	—	—	—	970	970
Noncontrolling interest distributions	—	—	—	—	—	—	(1,127)	(1,127)
Stock options exercised	—	5,500	—	—	109	—	—	109
Sale of noncontrolling interest	—	—	—	—	(374)	—	539	165
Other	—	—	—	—	—	—	136	136
Nonvested stock compensation	—	—	—	—	3,518	—	—	3,518
Issuance of vested stock	2	172,586	—	—	(2)	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,931)	(50,312)	—	—	—	(1,931)
Excess tax benefits — vesting nonvested stock	—	—	—	—	982	—	—	982
Issuance of common stock under Employee Stock Purchase Plan	—	17,014	—	—	663	—	—	663
Balance as of September 30, 2016	$224	22,419,523	$(39,070)	(4,826,872)	$118,689	$304,472	$4,780	$389,095

(1)
Net income excludes net income attributable to noncontrolling interest-redeemable of $6.0 million during the nine months ending September 30, 2016. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$33,809	$31,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,024	8,685
Provision for bad debts	11,658	14,873
Stock-based compensation expense	3,518	3,150
Deferred income taxes	6,062	1,125
Impairment of intangibles and other	—	248
Loss on disposal of assets	1,389	680
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(21,175)	(24,643)
Prepaid expenses and other assets	450	(3,660)
Prepaid income taxes	(2,482)	779
Accounts payable and accrued expenses	17,633	19,071
Net amounts due to/from governmental entities	(2,043)	(205)
Net cash provided by operating activities	57,843	51,619
Investing activities:
Purchases of property, building and equipment	(14,576)	(11,401)
Cash paid for acquisitions, primarily goodwill and intangible assets	(20,332)	(4,359)
Other	273	—
Net cash used in investing activities	(34,635)	(15,760)
Financing activities:
Proceeds from line of credit	38,000	64,000
Payments on line of credit	(44,000)	(32,000)
Proceeds from employee stock purchase plan	663	569
Payments on debt	(156)	(172)
Noncontrolling interest distributions	(6,859)	(6,372)
Excess tax benefits from vesting of stock awards	1,293	897
Withholding taxes paid on stock-based compensation	(1,931)	(1,449)
Purchase of additional controlling interest	—	(275)
Sale of noncontrolling interest	52	—
Proceeds from exercise of stock options	109	145
Net cash provided by (used in) financing activities	(12,829)	25,343
Change in cash	10,379	61,202
Cash at beginning of period	6,139	531
Cash at end of period	$16,518	$61,733
Supplemental disclosures of cash flow information:
Interest paid	$2,329	$1,227
Income taxes paid	$11,390	$14,242
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home health services, hospice services, community-based services, and facility-based services, the latter primarily through long-term acute care hospitals (“LTACHs”). As of September 30, 2016, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated 375 service providers in 25 states within the continental United States.
Unaudited Interim Financial Information
The condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, and the related condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015, condensed consolidated statement of changes in equity for the nine months ended September 30, 2016, condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 and related notes (collectively, these financial statements and the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended September 30,		Nine Months Ended September 30,
Ownership type	2016	2015	2016	2015
Wholly-owned subsidiaries	57.6%	54.5%	57.3%	54.5%
Equity joint ventures	40.7	43.6	41.0	43.5
License leasing arrangements	0.9	1.0	0.9	1.1
Management services	0.8	0.9	0.8	0.9
	100.0%	100.0%	100.0%	100.0%
All significant intercompany accounts and transactions have been eliminated in the Company’s accompanying interim financial information. Business combinations accounted for under the acquisition method have been included in the interim financial information from the respective dates of acquisition.
The Company consolidates equity joint venture entities as the Company has voting control over these entities. The members of the Company's equity joint ventures participate in profits and losses in proportion to their equity interests. The Company also consolidates entities which have license leasing arrangements as the Company owns 100% of the equity of these subsidiaries.
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
Payor:	2016	2015	2016	2015
Medicare	74.3%	74.0%	74.7%	74.2%
Medicaid	1.9	1.5	1.8	1.5
Other	23.8	24.5	23.5	24.3
	100.0%	100.0%	100.0%	100.0%
The following table sets forth the percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reporting segment:	2016	2015	2016	2015
Home health services	72.6%	76.0%	72.5%	76.2%
Hospice services	15.3	9.4	14.7	9.1
Community-based services	5.1	5.2	4.8	5.1
Facility-based services	7.0	9.4	8.0	9.6
	100.0%	100.0%	100.0%	100.0%
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
Hospice Services
The Company is paid by Medicare under a per diem payment system. The Company receives one of four predetermined daily rates based upon the level of care the Company furnished. The Company records net service revenue from hospice services based on the daily rate and recognizes revenue as hospice services are provided.
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
The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average number of shares outstanding for basic per share calculation	17,588,163	17,436,731	17,546,773	17,389,934
Effect of dilutive potential shares:
Options	—	2,227	1,146	4,070
Nonvested stock	131,310	171,995	116,365	132,683
Adjusted weighted average shares for diluted per share calculation	17,719,473	17,610,953	17,664,284	17,526,687
Anti-dilutive shares	20,001	8,000	214,856	182,185
Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-3") which requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from that liability. The Company adopted this standard during the nine months ended September 30, 2016. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest, which stated ASU No. 2015-3 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements; therefore, ASU No. 2015-3 will not have an effect on the Company's consolidated financial statements and related disclosures.
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
In March 2016, as part of its Simplification Initiative, the FASB issued ASU No. 2016-9, Compensation - Stock Compensation (ASU 2016-09), which finalizes Proposed ASU No. 2015-270 of the same name, and seeks to reduce complexity in accounting standards. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transaction, including (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flows, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, (6) the practical expedient for estimating the expected term, and (7) intrinsic value. The new standard is effective on January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.
3. Acquisitions and Disposals

The Company acquired the majority-ownership of 11 home health agencies, nine hospice agencies and one community-based agency during the nine months ended September 30, 2016. The total aggregate purchase prices for the Company’s acquisitions were $20.8 million, of which $20.3 million was paid in cash. The purchase prices are determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.
The Company's home health services segment, hospice services segment, and community-based services segment recognized goodwill of $6.2 million, $7.8 million, and $0.8 million, respectively. Goodwill generated from the acquisitions was recognized based on the expected contribution of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The acquisitions were accounted for under the acquisition method of accounting, and, accordingly, the accompanying interim financial information includes the results of operations of the acquired entities from the date of acquisition.
The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired (amounts in thousands):

Consideration
Cash	$20,259
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Trade name	3,311
Certificates of need/licenses	3,372
Other identifiable intangible assets	258
Other assets and (liabilities), net	(538)
Total identifiable assets	6,403
Noncontrolling interest	970
Goodwill, including noncontrolling interest of $710	$14,826

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
The Company conducted a preliminary assessment of deferred income tax accounting and the calculation of the final net working capital adjustment and has recognized provisional amounts in its initial accounting for prior year acquisitions for all identified liabilities in accordance with the requirements of ASC Topic 805. During the nine months ended September 30, 2016, a net working capital adjustment of $0.6 million and deferred tax liabilities of $0.8 million were recorded in goodwill. The Company is continuing its review of these matters during the measurement period.

4. Goodwill and Intangibles
The changes in recorded goodwill by reporting unit for the nine months ended September 30, 2016 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Community - based reporting unit	Facility-based reporting unit	Total
Balance as of December 31, 2015	$202,995	$58,136	$17,972	$11,591	$290,694
Goodwill from acquisitions	5,809	7,459	848	—	14,116
Goodwill related to noncontrolling interests	354	356	—	—	710
Goodwill related to prior period net working capital adjustments............................................	504	(285)	—	—	219
Balance as of September 30, 2016	$209,662	$65,666	$18,820	$11,591	$305,739
Intangible assets consisted of the following as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$63,870	$—	$63,870
Certificates of need/licenses	Indefinite	33,179	—	33,179
Total		$97,049	$—	$97,049
Definite-lived assets:
Trade names	1 year — 10 years	$9,296	$(5,588)	$3,708
Non-compete agreements	5 months — 3 years	5,677	(4,754)	923
Total		$14,973	$(10,342)	$4,631
Balance as of September 30, 2016		$112,022	$(10,342)	$101,680

	December 31, 2015
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$60,762	$—	$60,762
Certificates of need/licenses	Indefinite	29,807	—	$29,807
Total		$90,569	$—	$90,569
Definite-lived assets:
Trade names	2 months — 5 years	$8,985	$(4,385)	$4,600
Non-compete agreements	3 months — 2 years	5,347	(4,111)	1,236
Total		$14,332	$(8,496)	$5,836
Balance as of December 31, 2015		$104,901	$(8,496)	$96,405
Intangible assets of $69.5 million, net of accumulated amortization, were related to the home health services segment, $24.0 million were related to the hospice services segment, $7.4 million were related to the community-based services segment, and $0.8 million were related to the facility-based services segment as of September 30, 2016. The Company recorded $1.8 million and $1.4 million of amortization expense during the nine months ended September 30, 2016 and 2015, respectively. This was recorded in general and administrative expenses.
5. Debt
Credit Facility
On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at either a (1) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or (2) Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at the same time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at September 30, 2016 was 4.75% and the Eurodollar rate was 2.78%.
As of September 30, 2016 and December 31, 2015, respectively, the Company had $92.0 million and $98.0 million drawn and letters of credit totaling $9.8 million outstanding under its credit facilities with Capital One, National Association.

As of September 30, 2016, the Company had $123.2 million available for borrowing under the Credit Agreement with Capital One, National Association.

6. Income Taxes
As of September 30, 2016, an unrecognized tax benefit of $1.6 million was recorded in income tax payable, which, if recognized, would decrease the Company’s effective tax rate. All of the Company’s unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011 at which point, the Company recorded an uncertain tax position of $3.2 million. On July 30, 2014, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment asserting that a portion of the original tax deduction claimed by the Company associated with the settlement with the United States of America should be disallowed. The Company is currently appealing this proposed adjustment with IRS Appeals. During the nine months ended September 30, 2016, the Company reduced the unrecognized tax benefit, and reduced the income tax expense for such period, by $1.6 million in response to new information that has changed the expectations of the potential outcome.
7. Stockholder’s Equity
Equity Based Awards
The 2010 Long Term Incentive Plan (the “2010 Incentive Plan”) is administered by the Compensation Committee of the Company’s Board of Directors. A total of 1,500,000 shares of the Company’s common stock were reserved and 259,937 shares are currently available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
During the nine months ended September 30, 2016, employees were granted 215,800 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment. During the nine months ended September 30, 2016, the Company’s independent directors were granted 15,300 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the nine months ended September 30, 2016 was $38.01.
The following table represents the nonvested stock activity for the nine months ended September 30, 2016:

	Number of shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2015	527,091	$26.64
Granted	231,100	$38.01
Vested	(172,586)	$25.77
Forfeited	(13,511)	$25.27
Nonvested shares outstanding as of September 30, 2016	572,094	$31.53
During the nine months ended September 30, 2016, an independent director of the Company received a share based award, which will be settled in cash at March 1, 2017. The amount of such cash payment will equal the fair market value of 1,700 shares on the settlement date.

As of September 30, 2016, there was $13.0 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.27 years. The total fair value of shares of common stock vested during the nine months ended September 30, 2016 was $4.5 million. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $3.5 million and $3.2 million of compensation expense related to nonvested stock grants in the nine months ended September 30, 2016 and 2015, respectively.
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
The table below details the shares of common stock issued during 2016:

	Number of shares	Per share price
Shares available as of December 31, 2015	213,760
Shares issued during the three months ended March 31, 2016	5,341	$43.03
Shares issued during the three months ended June 30, 2016	6,434	$33.78
Shares issued during the three months ended September 30, 2016	5,239	$41.12
Shares available as of September 30, 2016	196,746
Stock Options
During the nine months ended September 30, 2016, 5,500 options were exercised with an exercise price of $19.75. No options were granted or forfeited during the nine months ended September 30, 2016. There were no options issued or exercisable as of September 30, 2016.
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the nine months ended September 30, 2016, the Company redeemed 50,312 shares of common stock valued at $1.9 million, related to these tax obligations.
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
The following table summarizes the activity of noncontrolling interest-redeemable for the nine months ended September 30, 2016 (amounts in thousands):

Balance as of December 31, 2015	$12,408
Net income attributable to noncontrolling interest-redeemable	5,992
Noncontrolling interest-redeemable distributions	(5,732)
Balance as of September 30, 2016	$12,668
10. Allowance for Uncollectible Accounts
The following table summarizes the activity in the allowance for uncollectible accounts for the nine months ended September 30, 2016 (amounts in thousands):

Balance as of December 31, 2015	$26,712
Additions	11,658
Deductions	(9,112)
Balance as of September 30, 2016	$29,258
11. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the nine months ended September 30, 2016, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximate current rates.
12. Segment Information
The Company’s reportable segments consist of home health services, hospice services, community-based services, and facility-based services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements.
The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended September 30, 2016
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$167,529	$35,322	11,793	$16,153	$230,797
Cost of service revenue	100,057	21,243	9,100	10,432	140,832
Provision for bad debts	2,049	797	190	239	3,275
General and administrative expenses	50,293	9,491	2,263	4,952	66,999
Loss on disposal of assets	20	5	—	117	142
Operating income	15,110	3,786	240	413	19,549
Interest expense	(612)	(90)	(41)	(73)	(816)
Income before income taxes and noncontrolling interest	14,498	3,696	199	340	18,733
Income tax expense	5,133	1,275	83	71	6,562
Net income	9,365	2,421	116	269	12,171
Less net income attributable to noncontrolling interests	1,853	553	—	149	2,555
Net income attributable to LHC Group, Inc.’s common stockholders	$7,512	$1,868	$116	$120	$9,616
Total assets	$425,923	$119,906	$33,549	$34,075	$613,453

	Three Months Ended September 30, 2015
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$155,047	$19,205	$10,628	$19,242	$204,122
Cost of service revenue	90,013	11,691	7,276	11,893	120,873
Provision for bad debts	3,988	51	560	210	4,809
General and administrative expenses	47,451	5,364	2,084	5,573	60,472
Loss on disposal of assets	215	34	7	20	276
Operating income	13,380	2,065	701	1,546	17,692
Interest expense	(343)	(47)	(5)	(39)	(434)
Income before income taxes and noncontrolling interest	13,037	2,018	696	1,507	17,258
Income tax expense	4,602	713	297	536	6,148
Net income	8,435	1,305	399	971	11,110
Less net income attributable to noncontrolling interests	1,812	279	(29)	203	2,265
Net income attributable to LHC Group, Inc.’s common stockholders	$6,623	$1,026	$428	$768	$8,845
Total assets	$449,038	$41,694	$33,070	$45,085	$568,887

	Nine Months Ended September 30, 2016
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$492,090	$100,051	$32,823	$54,416	$679,380
Cost of service revenue	294,359	61,836	24,656	32,710	413,561
Provision for bad debts	8,122	2,364	488	684	11,658
General and administrative expenses	150,948	27,787	6,557	16,004	201,296
Loss on disposal of assets	811	329	46	203	1,389
Operating income	37,850	7,735	1,076	4,815	51,476
Interest expense	(1,640)	(232)	(106)	(189)	(2,167)
Income before income taxes and noncontrolling interest	36,210	7,503	970	4,626	49,309
Income tax expense	11,026	2,484	413	1,577	15,500
Net income	25,184	5,019	557	3,049	33,809
Less net income attributable to noncontrolling interests	5,002	1,368	(57)	730	7,043
Net income attributable to LHC Group, Inc.’s common stockholders	$20,182	$3,651	$614	$2,319	$26,766

	Nine Months Ended September 30, 2015
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$454,911	$54,688	$30,713	$57,061	$597,373
Cost of service revenue	262,604	32,634	21,632	35,068	351,938
Provision for bad debts	12,109	697	1,431	636	14,873
General and administrative expenses	141,178	15,325	6,331	16,902	179,736
Loss on disposal of assets	518	72	45	45	680
Operating income	38,502	5,960	1,274	4,410	50,146
Interest expense	(1,211)	(168)	(17)	(137)	(1,533)
Income before income taxes and noncontrolling interest	37,291	5,792	1,257	4,273	48,613
Income tax expense	12,999	2,056	557	1,485	17,097
Net income	24,292	3,736	700	2,788	31,516
Less net income attributable to noncontrolling interests	5,584	778	(101)	655	6,916
Net income attributable to LHC Group, Inc.’s common stockholders	$18,708	$2,958	$801	$2,133	$24,600

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after September 30, 2016;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the impact of healthcare reform;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	the costs of medical supplies;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with SEC laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our interpretations of laws regarding fraud, anti-kickback or other matter.
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
OVERVIEW
We provide quality cost-effective post-acute health care services to our patients. As of September 30, 2016, we have 375 service providers in 25 states: Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. Our services are classified into four segments: (1) home health services, (2) hospice services, (3) community-based services, and (4) facility-based services offered through our long-term acute care hospitals (“LTACHs”).
Through our home health services segment, we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational and speech therapy. As of September 30, 2016, we operated 289 home health services locations, of which 171 are wholly-owned, 112 are majority-owned through equity joint ventures, three are under license lease arrangements and the operations of the remaining three locations are only managed by us. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and organic development.
Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of September 30, 2016, we operated 64 hospice locations, of which 48 are wholly-owned, 14 are majority-owned through equity joint ventures and two are under license lease arrangements. We intend to increase the number of hospice agencies that we operate through continued acquisitions and organic development.
Through our community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of September 30, 2016, we operated 11 community-based services locations, 10 are wholly-owned and one is majority-owned through an equity joint venture. We intend to increase the number of community-based agencies that we operate through continued acquisitions and organic development.
We provide facility-based services principally through our LTACHs. As of September 30, 2016, we operated six LTACHs with eight locations, of which all but one are located within host hospitals. Of these facility-based services locations, three are wholly-owned and five are majority-owned through equity joint ventures. We also wholly-own and operate a family health center, a pharmacy, and a family health clinic.
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of September 30, 2016, the

Joint Commission had accredited 273 of our 289 home health services locations and 36 of our 64 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of segment	2016	2015	2016	2015
Home health services	72.6%	76.0%	72.5%	76.2%
Hospice services	15.3	9.4	14.7	9.1
Community-based services	5.1	5.2	4.8	5.1
Facility-based services	7.0	9.4	8.0	9.6
	100.0%	100.0%	100.0%	100.0%
Recent Developments
Home Health Services
On April 14, 2015, legislation was passed, which limits any increase in home health payments to 1% for fiscal year 2018, and extended the 3% rural home health safeguard for two years through December 31, 2017.
On October 30, 2015, CMS released a Final Rule (effective January 1, 2016) regarding payment rates for home health services provided during calendar year 2016. The national, standardized 60-day episode payment rate increased to $2,965.12 for 2016. The rural rate is $3,054.07. This is a net 0.01% increase in the national, standardized 60-day episode payment rate, due to application of (1) rebasing decrease of $80.95, (2) case-mix adjustment decrease of 0.97%, (3) net market basket increase of 1.9%, (4) case-mix recalibration budget neutrality adjustment increase of 1.87%, and (5) wage index budget neutrality adjustment increase of 0.11%. The home health market basket percentage increase for 2016 is 2.3% and the multifactor productivity adjustment is 0.4%, resulting in a net home health market basket of 1.9%. CMS reduced its estimate of nominal case-mix growth between 2012 and 2014 from 3.41% to 2.88% (0.53%) and spread the adjustment over three years at 0.97% each year to account for nominal case-mix growth. The finalized payment policies results in a 1.4% reduction in Medicare payments for all home health agencies.
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
On October 31, 2016, CMS released a Final Rule (effective January 1, 2017) regarding payment rates for home health services provided during calendar year 2017. The national, standardized 60-day episode payment rate will increase to $2,989.97 for 2017. The rural rate is $3,079.67. The Final Rule implements the final year of the four year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate and the decrease of 0.97% to account for nominal case-mix growth between calendar year 2012 and calendar year 2014, which was not accounted for in the rebasing adjustments finalized in calendar year 2014. The Final Rule also contains minor adjustments to the HHVBP program and to the home health quality reporting program. CMS estimates the overall economic impact of the proposed rule's policy changes and payment rate update is an estimated aggregate decrease of 0.7% in payments to home health agencies, which decrease will vary based on each agency's wage index and patient mix weight.
Hospice
On July 31, 2015, CMS released a Final Rule that updated the Medicare hospice payment rates and wage index for fiscal year 2016, which resulted in an increase in payment rates of 1%. Beginning January, 1, 2016, CMS finalized its proposal for two routine home care rates, in a budget-neutral manner, to provide separate payment rates for the first 60 days of care and care beyond 60 days. In addition to the two routine home care rates, CMS is implementing a service intensity add-on payment that would help to promote and compensate for the provision of skilled visits at end of life. As finalized, fiscal year 2016 will be the seventh and final year of the Budget Neutrality Adjustment Factor for hospice. CMS updated the aggregate hospice cap to $27,820.75 for the 2016 hospice cap year. CMS is also changing the hospice inpatient and aggregate cap year to coincide with the fiscal year (October 1 to September 30) beginning October 1, 2017. The following table shows the hospice Medicare payment rates for fiscal year 2016, which began on October 1, 2015 and ended September 30, 2016:

Description	Rate per patient day
Routine Home Care days 1-60 (effective January 1, 2016)	$186.84
Routine Home Care days 60+ (effective January 1, 2016)	$146.83
Continuous Home Care	$944.79
Full Rate = 24 hours of care
$39.37 = hourly rate
Inpatient Respite Care	$167.45
General Inpatient Care	$720.11
On July 29, 2016, CMS issued a final rule updating Medicare payment rates and the wage index for hospices for fiscal year 2017, which will result in 2.1% increase in payment rates. The 2.1% increase is based on 2.7% inpatient hospital market basket update, reduced by a 0.3% productivity adjustment, and a 0.3% adjustment set by the Patient Protection and Affordable Care Act ("PPACA"). The hospice cap amount for the 2017 hospice cap year will be $28,404.99. The following table shows the hospice Medicare payment rates for fiscal year 2017, which began on October 1, 2016 and will end September 30, 2017:

Description	Rate per patient day
Routine Home Care days 1-60	$190.55
Routine Home Care days 60+	$149.82
Continuous Home Care	$964.63
Full Rate = 24 hours of care
$40.19 = hourly rate
Inpatient Respite Care	$170.97
General Inpatient Care	$734.94
Community-Based Services
Community-based services are primarily performed by skilled nursing and paraprofessional personnel and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. Revenue is generated on an hourly basis and our current primary payors are TennCare Managed Care Organization and Medicaid. Approximately 80% of our net service revenue in this segment was generated in Tennessee.
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

•
the inpatient prospective payment system ("IPPS") comparable per diem amount determined using the formula in the short-stay outlier regulation at 42 C.F.R. § 412.529(d)(4) plus applicable outlier payments, or

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

•
25 Percent rule relief for freestanding LTACHs, HWHs and satellite facilities will be extended without interruption for cost reporting periods beginning on or after December 29, 2007 through December 28, 2016. Grandfathered HWHs will be permanently exempt from the 25 Percent rule. CMS was to report to Congress by December 18, 2015 on whether the 25 Percent rule should continue to be applied. CMS recommended that the 25 Percent rule relief remain in effect until CMS could evaluate the impact of the revised site neutral payment system.

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
On August 2, 2016, CMS released the final rule to update fiscal year 2017 LTACH reimbursement and policies under the LTACH PPS, which affects discharges occurring in cost reporting periods beginning on or after October 1, 2016.  CMS projects that overall LTACH PPS spending would decrease by 7.1%, compared to fiscal year 2016 payments.  This estimated decrease is attributable to the statutory decrease in payment rates for site neutral LTACH PPS cases that do not meet the clinical criteria to qualify for higher LTACH rates in cost reporting years beginning on or after October 1, 2016.  Cases that do qualify for higher LTACH PPS rates will see a payment rate increase of 0.7% (including a market basket update of 2.8% reduced by a multi-factor productivity adjustment of 0.3%, minus an additional adjustment of 0.75 percentage point in accordance with the PPACA, for a net market basket of 1.75%).  The LTACH PPS standard federal payment rate for fiscal year 2017 is $42,476.41 (increased from $41,762.85 in fiscal year 2016). Site-neutral discharges will have a 23% reduction in payments. CMS also proposes to begin enforcement of the 25 Percent rule which will cap the number of patients treated at an LTACH who have been referred from all locations of a hospital.  Grandfathered LTACH facilities are exempt from the 25 Percent rule, while rural LTACHs will have a threshold of 50% and MSA-dominant hospitals will have a threshold between 25% and 50%.   The 25 Percent rule will apply to discharges occurring after October 1, 2016. CMS will have two separate outlier pools and thresholds for LTACH-appropriate patients and for site-neutral patients.  For 2017, CMS finalized an increase of its fixed-loss threshold to $21,943 from 2016’s $16,432, to limit outlier spending at no more than 8% of total LTACH spending (2016 outlier payments may reach 9.0%).  CMS is applying the proposed inpatient fixed-loss threshold of $23,570 for site neutral patients. CMS also finalized four new measures for the LTACH Quality Reporting Program to meet the requirements of the Improving Medicare Post-Acute Care Transformation (IMPACT) Act. For the fiscal year 2018 LTACH Quality Reporting Program, CMS added quality measures for Medicare spending per beneficiary, discharge to community and potentially-preventable 30-day post-discharge readmissions. For the fiscal year 2020 LTACH Quality Reporting Program, CMS adopted a new drug regimen review measure.
None of the above described estimated changes to Medicare payments for home health, hospice and LTACHs include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.
RESULTS OF OPERATIONS
Three months ended September 30, 2016 compared to three months ended September 30, 2015
Consolidated financial statements
The following table summarizes our consolidated results of operations for the three months ended September 30, 2016 and 2015 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2016			2015			Increase (Decrease)	Percentage Change
Net service revenue	$230,797			$204,122			$26,675	13.1%
Cost of service revenue	140,832	61.0%		120,873	59.2%		19,959	16.5
Provision for bad debts	3,275	1.4		4,809	2.4		(1,534)	(31.9)
General and administrative expenses	66,999	29.0		60,472	29.6		6,527	10.8
Loss on disposal of assets	142	0.1		276	0.1		(134)	—
Income tax expense	6,562	40.6	(1)	6,148	41.0	(1)	414	6.7
Noncontrolling interest	2,555			2,265			290
Total non-operating expense	(816)			(434)			(382)
Net income attributable to LHC Group, Inc.’s common stockholders	$9,616			$8,845			$771

(1)	Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders.
Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended September 30, 2016 and the related change from the same period in 2015 (amounts in thousands, except admissions, census, episode data, patient days and billable hours):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$163,306	$185	$163,491	5.4%	$4,038	$167,529	8.1%
Revenue Medicare	$124,367	$155	$124,522	4.0	$3,118	$127,640	6.6
Admissions	39,480	52	39,532	10.5	1,125	40,657	13.7
Medicare Admissions	26,034	45	26,079	8.1	731	26,810	11.2
Average Census	37,453	24	37,477	1.7	1,034	38,511	4.5
Average Medicare Census	27,220	20	27,240	(0.1)	743	27,983	2.6
Home Health Episodes	48,170	47	48,217	0.3	1,013	49,230	2.4
Hospice services
Revenue	$22,088	$306	$22,394	16.6	$12,928	$35,322	83.9
Revenue Medicare	$20,700	$292	$20,992	17.9	$12,090	$33,082	85.8
Admissions	1,704	11	1,715	8.3	839	2,554	61.2
Medicare Admissions	1,507	9	1,516	9.9	750	2,266	64.3
Average Census	1,720	70	1,790	17.2	946	2,736	79.1
Average Medicare Census	1,596	67	1,663	17.8	884	2,547	80.4
Patient days	163,262	2,186	165,448	17.7	86,305	251,753	79.1
Community-based services
Revenue	$11,547	$—	$11,547	8.6	$246	$11,793	11.0
Billable hours	345,791	—	345,791	12.1	9,207	354,998	15.1
Facility-based services
LTACHs
Revenue	$15,028	$—	$15,028	(17.1)	—	$15,028	(17.1)
Patient days	13,499	—	13,499	(12.5)	—	13,499	(12.5)

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic revenue and patient metrics increased in our home health services segment, hospice services segment, and community-based services segment due to the successful execution of same store growth strategies.
Total organic revenue and patient days decreased in our facility-based services segment due to the negative impact from the reduction of 18 beds in one LTACH location. In addition, patient criteria changes went into effect for two of our LTACH locations on June 1 and six of our LTACH locations on September 1. The criteria changes are reflective in our decrease of revenue per patient days.
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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended September 30,
	2016		2015
Home health services
Salaries, wages and benefits	$90,393	53.9%	$81,165	52.4%
Transportation	5,624	3.4	5,428	3.5
Supplies and services	4,040	2.4	3,420	2.2
Total	$100,057	59.7%	$90,013	58.1%
Hospice services
Salaries, wages and benefits	$14,695	41.5%	$8,068	42.0%
Transportation	1,329	3.8	830	4.3
Supplies and services	5,219	14.8	2,793	14.6
Total	$21,243	60.1%	$11,691	60.9%
Community-based services
Salaries, wages and benefits	$8,967	76.1%	$7,129	67.1%
Transportation	69	0.6	71	0.7
Supplies and services	64	0.5	76	0.7
Total	$9,100	77.2%	$7,276	68.5%
Facility-based services
Salaries, wages and benefits	$6,987	43.2%	$7,584	39.4%
Transportation	60	0.4	72	0.4
Supplies and services	3,385	21.0	4,237	22.0
Total	$10,432	64.6%	$11,893	61.8%
Consolidated cost of service revenue for the three months ended September 30, 2016 was $140.8 million, or 61.0% of net service revenue, compared to $120.9 million, or 59.2% of net service revenue, for the same period in 2015. Consolidated cost of service revenue variances were as follows:

•Home Health Segment -- Cost of service revenue increased as a percentage of net service revenue due in part to 1.5% Medicare reimbursement cuts recognized in 2016. Additionally, acquisitions accounted for $2.5 million of the $10.0 million increase, with the remaining difference caused by the growth in our same store agencies.

•Hospice Segment -- Acquisitions accounted for $7.7 million of the $9.6 million increase in cost of service revenue. However, our cost of service revenue decreased as a percentage of net service revenue from 60.9% to 60.1%.

•Community-Based Services Segment -- Cost of service revenue increased as a percentage of net service revenue due to an increase in labor costs related to providing a higher level of care for our current patient mix.

•Facility-Based Segment -- Cost of service revenue increased as a percentage of net service revenue due to a reduction of salaries, wages, and benefits and supplies related to the loss of 18 beds for one LTACH location and lower revenue per patient day for the period caused by patient criteria changes that went into effect in June and September.

Provision for bad debts
Consolidated provision for bad debts for the three months ended September 30, 2016 was $3.3 million, or 1.4% of net service revenue, compared to $4.8 million, or 2.4% of net service revenue, for the same period in 2015. The decrease in provision for bad debts was primarily due to continued process improvements in our revenue cycle department that were implemented within the past 12 months and improved cash collections. In addition, provision for bad debts in 2015 was higher due to claims associated with two payors in our home health services segment and delayed payment issues related to our transition to a new billing system for our community-based services segment. These issues were resolved.

General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended September 30,
	2016		2015
Home health services
General and administrative	$48,282	28.8%	$45,412	29.3%
Depreciation and amortization	2,011	1.2	2,039	1.3
Total	$50,293	30.0%	$47,451	30.6%
Hospice services
General and administrative	$8,941	25.3%	$4,999	26.0%
Depreciation and amortization	550	1.6	365	1.9
Total	$9,491	26.9%	$5,364	27.9%
Community-based services
General and administrative	$2,158	18.3%	$2,049	19.3%
Depreciation and amortization	105	0.9	35	0.3
Total	$2,263	19.2%	$2,084	19.6%
Facility-based services
General and administrative	$4,506	27.9%	$5,129	26.7%
Depreciation and amortization	446	2.8	444	2.3
Total	$4,952	30.7%	$5,573	29.0%
Consolidated general and administrative expenses for the three months ended September 30, 2016 was $67.0 million, or 29.0% of net service revenue, compared to $60.5 million, or 29.6% of net service revenue, for the same period in 2015. General and administrative expenses for the home health services and hospice services segments increased $1.3 million and $3.4 million, respectively, due to acquisitions.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Consolidated financial statements
The following table summarizes our consolidated results of operations for the nine months ended September 30, 2016 and 2015 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2016			2015			Increase (Decrease)	Percentage Change
Net service revenue	$679,380			$597,373			$82,007	13.7%
Cost of service revenue	413,561	60.9%		351,938	58.9%		61,623	17.5
Provision for bad debts	11,658	1.7		14,873	2.5		(3,215)	(21.6)
General and administrative expenses	201,296	29.6		179,736	30.1		21,560	12.0
Loss on disposal of assets	1,389	0.2		680	0.1		709	—
Income tax expense	15,500	40.5	(1)	17,097	41.0	(2)	(1,597)	(9.3)
Noncontrolling interest	7,043			6,916			127
Total non-operating expense	(2,167)			(1,533)			(634)
Net income attributable to LHC Group, Inc.’s common stockholders	$26,766			$24,600			$2,166

(1)
Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders, excluding the changes in measurement realized in 2016 of the unrecognized tax position of $1.6 million.

For a discussion on the unrecognized tax position, see Note 6 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

(2)	Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders.
Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the nine months ended September 30, 2016 and the related change from the same period in 2015 (amounts in thousands, except admissions, census, episode data, patient days and billable hours):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$482,136	$367	$482,503	6.1%	$9,587	$492,090	8.2%
Revenue Medicare	$366,739	$324	$367,063	4.5	$7,545	$374,608	6.7
Admissions	116,310	93	116,403	8.8	2,327	118,730	11.0
Medicare Admissions	77,141	81	77,222	6.0	1,541	78,763	8.1
Average Census	37,479	17	37,496	2.3	824	38,320	4.5
Average Medicare Census	27,450	14	27,464	0.8	605	28,069	3.0
Home Health Episodes	145,406	94	145,500	2.1	2,695	148,195	3.9
Hospice services
Revenue	$63,058	$2,028	$65,086	19.0	$34,965	$100,051	82.9
Revenue Medicare	$58,757	$1,985	$60,742	20.0	$32,341	$93,083	83.8
Admissions	5,024	55	5,079	11.3	2,461	7,540	65.3
Medicare Admissions	4,485	48	4,533	13.9	2,132	6,665	67.5
Average Census	1,656	68	1,724	19.3	869	2,593	79.5
Average Medicare Census	1,535	66	1,601	20.2	808	2,409	80.8
Patient days	458,140	14,564	472,704	19.9	237,711	710,415	80.2
Community-based services
Revenue	$32,577	$—	$32,577	6.1	$246	$32,823	6.9
Billable hours	980,922	—	980,922	8.3	9,207	990,129	9.3
Facility-based services
LTACHs
Revenue	$51,094	$—	$51,094	(6.5)	—	$51,094	(6.5)
Patient days	42,965	—	42,965	(8.5)	—	42,965	(8.5)

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic revenue and patient metrics increased in our home health services segment, hospice services segment, and community-based services segment due to the successful execution of same store growth strategies.
Total organic revenue and patient days decreased in our facility-based services segment due to the negative impact from the reduction of 18 beds in one LTACH location. In addition, patient criteria changes went into effect for two of our LTACH locations on June 1 and six of our LTACH locations on September 1. The criteria changes are reflective in our decrease of revenue per patient days.
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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine Months Ended September 30,
	2016		2015
Home health services
Salaries, wages and benefits	$266,170	54.1%	$237,277	52.2%
Transportation	16,648	3.4	15,595	3.4
Supplies and services	11,541	2.3	9,732	2.1
Total	$294,359	59.8%	$262,604	57.7%
Hospice services
Salaries, wages and benefits	$43,319	43.3%	$22,618	41.4%
Transportation	4,005	4.0	2,284	4.2
Supplies and services	14,512	14.5	7,732	14.1
Total	$61,836	61.8%	$32,634	59.7%
Community-based services
Salaries, wages and benefits	$24,256	73.9%	$21,221	69.1%
Transportation	197	0.6	196	0.6
Supplies and services	203	0.6	215	0.7
Total	$24,656	75.1%	$21,632	70.4%
Facility-based services
Salaries, wages and benefits	$21,626	39.7%	$22,725	39.8%
Transportation	190	0.3	183	0.3
Supplies and services	10,894	20.0	12,160	21.3
Total	$32,710	60.0%	$35,068	61.4%
Consolidated cost of service revenue for the nine months ended September 30, 2016 was $413.6 million, or 60.9% of net service revenue, compared to $351.9 million, or 58.9% of net service revenue, for the same period in 2015. Consolidated cost of service revenue variances were as follows:

•Home Health Segment -- Cost of service revenue increased as a percentage of net service revenue due in part to 1.5% Medicare reimbursement cuts recognized in 2016. Additionally, acquisitions accounted for $6.5 million of $31.8 million increase.

•Hospice Segment -- Acquisitions accounted for $22.3 million of the $29.2 million increase in cost of service revenue.

•Community-Based Services Segment -- Cost of service revenue increased as a percentage of net service revenue due to an increase in labor costs related to providing a higher level of care for our current patient mix.

•Facility-Based Services Segment -- Cost of service revenue decreased due to the loss of 18 beds at one LTACH location.
Provision for bad debts
Consolidated provision for bad debts for the nine months ended September 30, 2016 was $11.7 million, or 1.7% of net service revenue, compared to $14.9 million, or 2.5% of net service revenue, for the same period in 2015. The decrease in provision for bad debts was primarily due to continued process improvements in our revenue cycle department that were implemented within the past 12 months and improved cash collections. In addition, provision for bad debts in 2015 was higher due to claims associated with two payors in our home health services segment and delayed payment issues related to our transition to a new billing system for our community-based services segment. These issues were resolved.
General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine Months Ended September 30,
	2016		2015
Home health services
General and administrative	$145,166	29.5%	$134,948	29.7%
Depreciation and amortization	5,782	1.2	6,230	1.4
Total	$150,948	30.7%	$141,178	31.1%
Hospice services
General and administrative	$26,175	26.2%	$14,274	26.1%
Depreciation and amortization	1,612	1.6	1,051	1.9
Total	$27,787	27.8%	$15,325	28.0%
Community-based services
General and administrative	$6,260	19.1%	$6,212	20.2%
Depreciation and amortization	297	0.9	119	0.4
Total	$6,557	20.0%	$6,331	20.6%
Facility-based services
General and administrative	$14,672	27.0%	$15,618	27.4%
Depreciation and amortization	1,332	2.4	1,284	2.3
Total	$16,004	29.4%	$16,902	29.7%
Consolidated general and administrative expenses for the nine months ended September 30, 2016 was $201.3 million, or 29.6% of net service revenue, compared to $179.7 million, or 30.1% of net service revenue, for the same period in 2015. The increase in consolidated general and administrative expenses was primarily due to an increase in the number of service providers resulting from acquisitions since September 30, 2015, and the recognition of a severance package of $1.1 million due to the resignation of our prior Chief Financial Officer. General and administrative expenses for the home health services and hospice services segments increased $3.5 million and $9.7 million, respectively, due to acquisitions.
Loss on disposal of assets
The loss on disposal of assets increased during the nine months ended September 30, 2016 due to the sale of an aircraft. The aircraft incurred damage and was subsequently sold at a price below the aircraft's net book value. The sale generated a loss of $0.9 million, which was realized during the nine months ended September 30, 2016.

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
The following table summarizes changes in cash (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$57,843	$51,619
Investing activities	(34,635)	(15,760)
Financing activities	(12,829)	25,343
Cash provided by operating activities changed due to the accretion of acquisitions purchased since October 1, 2015.
Cash used in investing activities increased due to acquisition of Heartlite Hospice and five additional acquisitions which occurred during the nine months ended September 30, 2016 compared to three acquisitions during the same period in 2015.
Cash used in financing activities decreased during the nine months ended September 30, 2016 due to the activity on our line of credit. Total proceeds decreased during the nine months ended September 30, 2016 due to the funding of the $58.5 million purchase price of Halcyon Healthcare, LLC, which occurred on October 1, 2015 and was drawn on our line of credit during the nine months ended September 30, 2015. In addition, total payments on the line of credit increased in 2016.
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
As of September 30, 2016, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 19.7%, or $29.3 million, compared to 19.5% or $26.7 million at December 31, 2015. Days sales outstanding as of September 30, 2016 and December 31, 2015 was 48 and 46 days, respectively. Increased accounts receivable from acquisitions, an increase in managed care accounts receivable, and collection delays resulting from ZPICs, RACs, and ADRs have each contributed to the increase in days sales outstanding.
The following table sets forth as of September 30, 2016, the aging of accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$66,941	$9,314	$5,449	$5,424	$87,128
Medicaid	4,191	1,305	1,153	246	6,895
Other	31,807	6,489	8,784	7,646	54,726
Total	$102,939	$17,108	$15,386	$13,316	$148,749
The following table sets forth as of December 31, 2015, the aging of accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$65,910	$8,244	$4,971	$4,960	$84,085
Medicaid	2,994	1,033	903	561	5,491
Other	26,794	7,248	7,699	5,745	47,486
Total	$95,698	$16,525	$13,573	$11,266	$137,062
Indebtedness
As of September 30, 2016, we had $123.2 million available for borrowing under our credit facility with $92.0 million drawn under our credit facility and $9.8 million of letters of credit outstanding. At December 31, 2015, we had $98.0 million drawn and $9.8 million of letters of credit outstanding under our credit facility.

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
At September 30, 2016, we were in compliance with all covenants contained in the Credit Agreement governing our credit facility.
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
Accounts Receivable and Allowances for Uncollectible Accounts
We report accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and consist of amounts due from Medicare, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value.
The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited.

We believe the credit risk associated with our Medicare accounts, which represent approximately 55% of our patient accounts receivable as of September 30, 2016 and December 31, 2015, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject us to any significant credit risk in the collection of accounts receivable.
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
Insurance
We retain significant exposure for our employee health insurance, workers compensation, employment practices and professional liability insurance programs. Our insurance programs require us to estimate potential payments on filed claims and/or claims incurred but not reported. Our estimates are based on information provided by the third-party plan administrators, historical claim experience, expected costs of claims incurred but not paid and expected costs associated with settling claims. Each month, we review the insurance-related recoveries and liabilities to determine if any adjustments are required.
Our employee health insurance program is self-funded, with stop-loss coverage on claims that exceed $0.2 million for any individually covered employee or employee family member. We are responsible for workers’ compensation claims up to $0.5 million per individual incident.
Malpractice, employment practices and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through September 30, 2016 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $1.0 million per security claims and $0.5 million on other claims.
We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $0.7 million for the nine months ended September 30, 2016.
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

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of September 30, 2016.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarterly period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
For a discussion of legal proceedings, see Note 8 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS.
There have been no material changes from the information included in Part I, Item 1A. “Risk Factors” of the Company’s 2015 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 6.    EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to the Form 10-Q on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

10.1	Amendment to LHC Group, Inc. Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, effective January 20, 2015.

10.2	Amended and Restated Employment Agreement between Joshua L. Proffitt and LHC Group, Inc., dated September 12, 2016.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joshua L. Proffitt, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

LHC GROUP, INC.

Date: November 3, 2016	/s/ Joshua L. Proffitt
Joshua L. Proffitt
Executive Vice President and Chief Financial Officer (Principal financial officer)