Form 10-K
period 2016-12-31
LHC Group, Inc
filed 2017-03-09
CIK 1303313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $655.2 million based on the closing sale price as reported on the NASDAQ Global Select Market. For purposes of this determination shares beneficially owned by officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.
There were 18,153,486 shares of common stock, $0.01 par value, issued and outstanding as of March 6, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2016 are incorporated by reference in Part II of this Annual Report on Form 10-K. Portions of the Registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

LHC GROUP, INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference herein contain certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “foresee,” “estimate,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Specifically, this Annual Report on Form 10-K contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2016;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any regulatory changes under the new presidential administration;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in or future interpretations of fraud, anti-kickback or other laws.

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
Overview
We provide post-acute health care services to patients through our home nursing agencies, hospice agencies, community-based services agencies, and long-term acute care hospitals (“LTACHs”). As of December 31, 2016, through our wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, we operated in 372 service providers in 26 states within the continental United States. We operate in four segments: home health services, hospice services, community-based services, and facility-based services.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services and physical, occupational, and speech therapy. The nurses, home health aides, and therapists in our home health agencies work closely with patients and their families to design and implement individualized treatment plans in accordance with a physician-prescribed plan of care. As of December 31, 2016, we operated 283 home health service locations, of which 164 are wholly-owned by us, 114 are majority-owned by us through equity joint ventures, three are under license lease arrangements, and the operations of the remaining two locations are managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2016, we operated 65 hospice locations, of which 49 are wholly-owned by us, 14 are majority-owned by us through equity joint ventures, and two are under license lease arrangements.
Our community-based service locations offer assistance with activities of daily living to elderly, chronically ill, and disabled patients. As of December 31, 2016, we operated 11 locations, of which 10 are wholly-owned by us and one is majority-owned by us through an equity joint venture.
Our LTACH locations provide services primarily to patients with complex medical conditions who have transitioned out of a hospital intensive care unit but whose conditions remain too severe for treatment in a non-acute setting. As of December 31, 2016, our LTACHs had 189 licensed beds. We own and operate six LTACHs with eight locations, of which all but one are located within host hospitals. As part of our facility-based services segment, we also own and operate a pharmacy, a family health center, a family health clinic, and physical therapy clinics. Of these 13 facility-based services locations, seven are wholly-owned by us and six are majority-owned by us through equity joint ventures.
Our net service revenue by segment for the years ended December 31, 2016, 2015 and 2014 was as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Home health services	$665,896	$613,188	$564,966
Hospice services	134,948	85,854	67,621
Community-based services	43,891	41,202	27,698
Facility-based services	70,088	76,122	73,347
Consolidated net service revenue	$914,823	$816,366	$733,632

For further information regarding the financial performance of our segments, see Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Expand into new markets. We intend to continue expanding into new markets by utilizing our point of care technology, developing de novo locations, and acquiring existing Medicare and/or Medicaid-certified agencies in attractive markets throughout the United States. We will also continue our unique strategy of partnering with hospitals and health systems, as these ventures provide significant return on investment. We also plan to continue acquiring freestanding agencies that can serve as growth platforms in markets we do not currently serve in order to support our growth into new markets.
Pursue strategic acquisitions and develop joint ventures. We will continue to identify and evaluate opportunities for strategic acquisitions in new and existing markets that will enhance our market position, increase our referral base, and expand the breadth of services we offer. We will endeavor to joint venture with hospitals to provide post-acute services, such as home health, hospice, and community-based services.
Services
We provide post-acute care services in the United States by providing quality, cost-effective health care services to patients within the comfort and privacy of their home, place of residence, or long-term acute care hospital facility. Our services can be broadly classified into four principal categories: (1) home health services, (2) hospice services, (3) community-based services, and (4) facility-based services offered through our LTACHs.
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
Other. As part of our facility-based services, we operate an institutional pharmacy, which focuses on providing a full array of services to our LTACHs, as well as other non-related facilities. We also operate a family health center, a family health clinic, and physical therapy providers that staff both facilities and outpatient clinics.
Operations
Financial information relating to the home health, hospice, community-based, and facility-based operating segments of our business, including their contributions to our net service revenue, operating income, and total assets for each of the twelve months ended December 31, 2016, 2015 and 2014, respectively, is found in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Our home health agencies are operated in one segment that is separated into four geographical regions and further separated into individual operating areas. Our hospice agencies are operated in one segment that is separated into four geographical regions. Our community-based agencies are operated in one segment within one geographic region. Each of our home health agencies is staffed with experienced clinical home health and administrative professionals who provide a wide range of patient care services. Each of our home health agencies, hospice agencies, and community-based agencies are licensed and certified by the state and federal governments. As of December 31, 2016, 267 of our 283 home health service locations and 36 of our 65 hospice service locations were accredited by the Joint Commission, a nationwide commission that establishes standards relating to the facilities, administration, quality of patient care, and operation of medical staffs of hospitals. Those not yet accredited are working towards achieving this accreditation, a process which can take up to six months. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
Our facility-based service locations are operated in one segment within one geographic region. Our facility-based services, through our LTACHs, follow a clinical approach under which each patient is discussed in weekly, multidisciplinary team meetings. In these meetings, patient progress is assessed and compared to goals and future goals are set. We believe that this model results in higher quality care and more predictable discharge patterns and avoids unnecessary delays.
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

Equity Joint Ventures

As of December 31, 2016, we had 72 equity joint ventures including 62 with hospitals, four with physicians, and six with other parties.
Our equity joint ventures are generally structured as limited liability companies in which we own a majority equity interest and our partner(s) own(s) a minority equity interest. At the time of formation, each party contributes capital to the equity joint venture in the form of cash or property. We believe that the amount contributed by each party to the equity joint venture represents their pro-rata portion of the fair market value of the equity joint venture, and we maintain processes to confirm and document those determinations. None of our equity joint venture partners are required to make or influence referrals to our equity joint ventures. In fact, agreements with our hospital joint venture partners require that they follow the same Medicare discharge planning regulations that, among other things, require the hospitals to offer each Medicare patient a list of available Medicare-certified home nursing agency options and to allow the patient to choose his or her own provider.
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
License Leasing Agreements
As of December 31, 2016, we had three license leasing agreements, through our wholly-owned subsidiaries, granting us the right to use the lessors' home health licenses necessary to operate home nursing agencies and hospice agencies. These license leasing agreements are entered into when state law would otherwise prohibit the sale and transfer of the agency. The table below details the monthly fees and termination dates of the license leasing agreements.

Number of license leasing agreements	2016 Current Monthly Fee	Increase in Monthly Fee	Initial Termination Dates
1	$18,375	5% increase every three years	2017 with a 2 year automatic renewal
1	Based on net quarterly projections with an annual cap of $423,000.	None	2016 with a 1 year automatic renewal
1	Based on net quarterly projections with an annual cap of $208,000.	None	2016 with a 1 year automatic renewal
In all three license leasing agreements, we have a right of first refusal in the event that the lessor intends to sell the agency to a third party.
Management Services Agreements
As of December 31, 2016, we had two management services agreements under which we manage the operations of home nursing agencies. We do not have ownership interest in these home nursing agencies. Instead, for a fee, we provide billing, management, and other consulting services suited to and designed for the efficient operation of the home nursing agency. We are responsible for the costs associated with the locations and personnel required for the provision of services. Under one management services agreement, we are compensated based on a percentage of cash collections for the agency, and under the other management services agreement we are reimbursed for operating expenses and receive a percentage of the operating net income of the agency. The term of these management services agreements is five years, with an option to renew for an additional five-year term. Both management services agreements will automatically renew annually unless either party gives written notice of termination.
We record management services revenue as services are provided in accordance with the management services agreements.
Competition

The home health care market is highly fragmented. According to the Medicare Payment Advisory Commission, an independent agency that advises Congress on various Medicare issues (“MedPac”), there were approximately 12,416 Medicare-certified home nursing agencies in the United States in 2014. In 2015, MedPac estimated that approximately 16% of Medicare-certified home health agencies provided a majority of their services in rural areas, and 89% of agencies were proprietary. We believe we are well positioned to build and maintain long-term relationships with local hospitals, physicians, and other health care providers and to become the highest quality post-acute provider in our markets. In our experience, because most rural areas do not have the population size to support more than one or two general acute care hospitals, the local community hospital often plays a significant role in rural market health care delivery systems. Rural patients who require home nursing frequently receive care from a small home care agency or an agency that, while owned and run by the local community hospital, is not an area of focus for that hospital. Similarly, patients in these markets who require services typically offered by LTACHs are more likely to remain in the community hospital because it is often the only local facility equipped to deal with severe and complex medical conditions. We choose to enter these rural markets through affiliations with local hospitals, since we typically experience significantly less competition for the services we provide.
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
Quality Assurance & Performance Improvement
The LHC Group Quality Assurance and Performance Improvement Department, overseen by our Chief Clinical Officer, is responsible for formulating quality of care indicators, identifying performance improvement priorities, and facilitating best-practices for quality care. Company-wide, we have adopted a “Plan, Do, Check, Act” methodology for our quality/performance improvement activities and initiatives. We also set forth a quality platform that reviews:

•	performance improvement audits,

•	Joint Commission accreditation,

•	state and regulatory surveys,

•	publicly reported quality data, and

•	patient perception of care.
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
As required under the Medicare conditions of participation, we maintain a continuous quality improvement program, which involves:

•	ongoing education of staff and quarterly continuous quality improvement meetings at each of our agencies, facilities and principal executive offices;

•	monthly comprehensive audits of patient charts performed at each of our agencies and facilities;

•	at least annually, a comprehensive survey readiness assessment on each of our agencies and facilities;

•	review of Home Health Compare scores;

•	assessment of patient’s and/or family member’s perception of care using third party data; and

•	assessment of infection control practices and risk events.

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
In December 2014, CMS introduced the Five-Star Quality Rating System to help consumers, their families, and the caregivers compare home health agencies more easily. The Five-Star Quality Rating System gives each home health agency a rating of between one and five based upon a number of quality measures associated with such agency, such as timely initiation of care, medication education provided to patients/caregivers, improvements in ambulation, bed transferring, and bathing, and acute care hospitalization, among others.
The Quality of Patient Care Start Ratings were first published in July 2015, and are updated quarterly thereafter based upon new data that is published with the ratings on the "Home Health Compare" section of the medicare.gov website. While we are pleased with the initial ratings received by our home health agencies, we continue to strive to improve our results. As of December 31, 2016, 151 of our 283 home health agencies were rated 4 stars or greater.
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
On January 4, 2017, the Office of Inspector General of the Department of Health and Human Services acknowledged that the Company had completed its Corporate Integrity Agreement requirements and the Company has since been removed from the current listing of Corporate Integrity Agreements.
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
In addition to our Service Value Point system, our business is substantially dependent on non-proprietary software. For example, we utilize a third-party software information system for billing and maintaining patient claim receivables for our LTACHs. Also, as of December 31, 2016, our home nursing and hospice agencies primarily utilized commercially-available billing and patient claim systems.
During 2014, we successfully completed the roll out of our point of care (“POC”) strategy. Our POC system allows a visiting clinician to access records and other information from the patient’s home or at the POC, complete required documentation at the POC and submit it electronically into our patient record system. As of December 31, 2016, all of our home nursing and hospice locations were utilizing our POC system.
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
Reimbursement
Medicare
The federal government’s Medicare program, governed by the Social Security Act of 1965 (the “Social Security Act”), reimburses health care providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services (“HHS”) and the Centers for Medicare & Medicaid Services (“CMS”). Medicare payments accounted for 74.5%, 74.5% and 75.9% of our net service revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.
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
Home Health
The Medicare home nursing benefit is available to patients who need care following discharge from a hospital, as well as patients who suffer from chronic conditions that require skilled intermittent care. While the services received need not be rehabilitative or of a finite duration, patients who require full-time skilled nursing for an extended period of time generally do not qualify for Medicare home nursing benefits. As a condition of coverage under Medicare, beneficiaries must: (1) be homebound, meaning they are unable to leave their home without a considerable and taxing effort; (2) require intermittent skilled nursing, physical therapy or speech therapy services that are covered by Medicare; and (3) receive treatment under a plan of care that is established and periodically reviewed by a physician. Qualifying patients also may receive reimbursement for occupational therapy, medical social services and home health aide services if these additional services are part of a plan of care prescribed by a physician.
We receive a standard prospective Medicare payment for delivering care over a 60-day episode of care. There is no limit to the number of episodes a beneficiary may receive as long as he or she remains eligible. The base episode payment is a flat rate that is adjusted upward or downward based upon differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity and service utilization. The magnitude of the adjustment is determined by each patient’s categorization into one of 153 payment groups, known as Home Health Resource Groups and the costliness of care for patients in each group relative to the average patient. Payment is further adjusted for differences in local labor costs using the hospital wage index. We bill and are reimbursed for services in two stages: an initial request for advance payment when the episode commences and a final claim when the episode is completed. We submit all Medicare claims through the Medicare Administrative Contractors for the federal government. We receive 60% of the estimated payment for a patient’s initial episode up-front (after the initial assessment is completed and upon initial billing) and the remaining 40% upon completion of the episode and after all final treatment orders are signed by the physician. In the event of subsequent episodes, reimbursement timing is 50% up-front and 50% upon completion of the episode. Final payments may reflect adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required; (e) base payment adjustments for case-mix and geographic wage differences; and (f) 2% sequestration reduction for episodes beginning after March 31, 2013. Because such adjustments are determined upon the completion date of the episode, retroactive adjustments could impact our financial results.
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
The base payment rate for Medicare home nursing was $2,965.12 per 60-day episode for the year ended December 31, 2016. The base payment rate does not take into consideration the 2% sequestration payment reduction mandated by the Budget Control Act of 2011.
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

Freestanding, HwH and Satellite LTACHs

LTACHs may be organized and operated as freestanding facilities or as a hospital within a hospital, or “HwH”. An HwH is an LTACH that is located on the "campus" of another hospital, meaning the physical area immediately adjacent to a hospital’s main buildings, other areas and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital's campus. An LTACH that uses the same Medicare provider number of an affiliated “primary site” LTACH is known as a “satellite”. Under Medicare policy, a satellite LTACH must be located within 35 miles of its primary site LTACH and be administered by such primary site LTACH. As of December 31, 2016, we had a total of eight LTACH facilities, with 189 licensed beds. Seven of our LTACH facilities were classified as HwHs and one was classified as freestanding. Of the seven HwH facilities, three were located in Metropolitan Statistical Area (“MSA”) or urban areas and four were located in non-MSA or rural areas. One of our HwH facilities was a satellite location of a parent hospital located in an MSA. Our single freestanding location was a remote campus site of a parent located in an MSA.
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
Site Neutral Payment: Also effective for cost reporting periods beginning on or after October 1, 2015, all other Medicare discharges from LTACHs will be paid at a new “site neutral” rate, which is the lesser of: (1) the IPPS comparable per diem amount determined using the formula in the LTACH short-stay outlier regulation, plus applicable outlier payments, or (2) 100% of the cost of the services provided. The site neutral payment provision will be phased in over two years, so discharges receiving a “site neutral” rate get paid 50% based on current LTAC rate and 50% based on the “site neutral” rate. Our LTACHs have cost-reporting periods that begin in July or September of each year so we did not have any impact until the third quarter of 2016.
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
Fiscal Year 2017 Rates

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
Non-Governmental Payors
Payments from non-governmental payor sources are based on episodic-based rates or per visit based rates depending upon the terms and conditions of the payor. This reimbursement category includes payors such as insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as payments received directly from patients.
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
In response to the challenges associated with collecting from commercial payors, we began negotiating higher reimbursement rates with a majority of our commercial payors. As of December 31, 2016, our managed care contracts included 181 different payors between all of our divisions. If we are unable to continue negotiating higher reimbursement rates with commercial payors or if commercial payors continue to reduce health care costs through reduction in home health reimbursement, it could have a material adverse impact on our financial results.
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
The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock that is listed on the New York Stock Exchange or NASDAQ. If the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. For example, this Stark Law exception requires that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2016, 2015 and 2014, we have in excess of $75.0 million in stockholders’ equity.
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
HHS can also impose penalties for false or fraudulent claims and those that include services not provided as claimed. In addition, HHS may impose penalties on claims:

•
for physician services that the person or entity knew or should have known were rendered by a person who was unlicensed, or by a person who misrepresented either their qualifications in obtaining their license or their certification in a medical specialty;

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

Governmental Review, Audits and Investigations
CMS, DOJ and other federal and state agencies continue to impose intensive enforcement policies and conduct random and directed audits, reviews and investigations designed to insure compliance with applicable healthcare program participation and payment laws and regulations. As a result, we are routinely the subject of such audits, reviews and investigations.
In addition, CMS has engaged a number of third party firms, including Zone Program Integrity Contractors (“ZPICs”) and Recovery Audit Contractors (“RACs”) to conduct extensive reviews of claims data and state and Federal Government health care program laws and regulations applicable to healthcare providers. These audits evaluate the appropriateness of billings submitted for payment. Audit contractors identify overpayments resulting from incorrect payment amounts, non-covered services, medically unnecessary services, incorrectly coded services, and duplicate services and are paid on a contingency basis. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities.
The findings of these audits, reviews and investigations may result in citations of regulatory deficiencies, sanctions and other criminal, civil, and regulatory penalties. They may also result in the refund of overpayments, a retroactive adjustment to amounts previously paid, termination from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, and civil monetary penalties.
The Company’s costs to respond to and defend any such audits, reviews and investigations could be significant and are likely to increase in the current enforcement environment. These enforcement activities and policies and resulting fines, recoupments and penalties could have a material adverse effect on our business and financial condition.
Environmental, Health and Safety Laws
We are subject to federal, state and local regulations governing the storage, use and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental laws and regulations. We are not aware of any violations related to compliance with environmental, health and safety laws through 2016.
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
The institutional pharmacy operations within our facility-based services segment are also subject to regulation by the various states in which we conduct the pharmacy business, as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, administered by the United States Drug Enforcement Administration, as a dispenser of controlled substances, our pharmacy operations must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. We are not aware of any violations of applicable laws relating to our institutional pharmacy operations through December 31, 2016.
Certificate of Need and Permit of Approval Laws
In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing, constructing, acquiring or expanding certain health services, operations or facilities. In these states, approvals are required for capital expenditures exceeding certain amounts that involve certain facilities or services, including home nursing agencies. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program. The following U.S. jurisdictions require certificates of need or permits of approval for home nursing agencies: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Tennessee, Vermont, Washington, West Virginia and the District of Columbia. In addition, the state of Louisiana continues to have a moratorium on the issuance of new licenses for home nursing agencies that we expect to remain in effect for 2017.
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
Accreditations
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of December 31, 2016, the Joint Commission had accredited 267 of our 283 home health agencies and 36 of our 65 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
Employees
As of December 31, 2016, we had 11,598 employees, of which 7,299 were full-time. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.
Insurance
We are subject to claims and legal actions in the ordinary course of our business. To cover claims that may arise, we maintain commercial insurance for healthcare professional liability, general liability, automobile liability, employed lawyers liability, fiduciary liability, crime liability, information security and privacy liabilities, and workers’ compensation/employer’s liability in amounts that we believe are appropriate and sufficient for our operations. We maintain claims-made healthcare professional liability and occurrence based general liability insurance that provides primary limits of $1.0 million per incident/ occurrence and $3.0 million in annual aggregate amounts. We maintain workers’ compensation insurance that meets state statutory requirements and provides a primary employer liability limit of $1.0 million to cover claims that may arise in the states in which we operate, excluding Ohio and Washington. Coverage for workers compensation matters within Ohio and Washington is procured from each state's specific mandated programs and not through third party insurance payors. Under our workers’ compensation insurance policies, the Company maintains a deductible of the first $0.5 million in workers compensation liability. We maintain automobile liability insurance for all owned, hired and non-owned autos with a primary limit of $1.0 million. In addition, we currently maintain multiple layers of umbrella coverage in the aggregate amount of $40.0 million that provides excess coverage for healthcare professional liability, general liability, automobile liability and employer’s liability. We also maintain directors' and officers’ liability insurance in the aggregate amount of $65.0 million. The cost and availability of insurance coverage has varied widely in recent years. While we believe that our insurance policies and coverage are adequate for a business enterprise of our type, we cannot guarantee that our insurance coverage is sufficient to cover all future claims or that it will continue to be available in adequate amounts or at a reasonable cost.
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
The PPACA also amended the False Claims Act to provide that a provider must report and return overpayments within 60 days of identifying the overpayment or the claims for the services that generated the overpayments become false claims subject to the False

Claims Act. Overpayments include payments for services for which the provider does not have proper documentation. If we were to identify documentation failures that could not be corrected, we could be required to return payments received for those claims within the mandated 60-day time period. If we fail to identify and return overpayments within the required 60-day period we could be subject to suits under the False Claims Act by the government or relators (whistleblowers). On February 13, 2015, CMS announced that it will delay finalizing regulations that were intended to clarify when a payment is “identified” for purposes of the 60-day rule. Notwithstanding the delay, providers are still required to comply with the rule even though there is considerable uncertainty over exactly when the 60-day period begins. Due to this uncertainty, our continued compliance with the False Claims Act and its implementing regulations could have a material adverse impact on our business and operations.

Significant developments resulting from the recent U.S. presidential election could have a material effect on our business.

On January 30, 2017, President Trump issued an Executive Order entitled “Reducing Regulation and Controlling Regulatory Costs” that, among other things, will require federal agencies to cut two existing regulations for every new regulation they implement. The impact of any such changes to health care regulations on our financial performance and business prospects cannot be estimated at this time. It remains unclear what regulations might change, and whether any regulatory changes might affect, positively or negatively, our home health services, hospice services, community-based services, or facility-based services. Additionally, the new Executive Order also required a suspension of the implementation of any new planned regulations for a review period, which calls into question whether the implementation of changes to Conditions of Participation (CoPs) recently issued by CMS will be halted. Substantive changes to the regulations applicable to our businesses, in particular changes in compliance requirements or in reimbursement rates under Medicare, could have a material effect on our businesses and our financial performance.

Additionally, as a candidate, President Trump vowed to repeal and replace the PPACA. Significant changes to or the repeal of the PPACA could shift the U.S. health care system away from government reimbursement toward private business. It remains unclear which provisions of the PPACA will change, and whether any changes will affect our businesses or financial performance.

The appointment of Representative Tom Price as the new head of the Department of Health and Human Services (HHS) may also affect our businesses. During his confirmation hearings, Rep. Price expressed his personal opinions concerning health care priorities and the PPACA. Rep. Price spoke about the possibility of incentivizing home health care providers, if such support resulted in improved and more accessible health care for home health patients. Rep. Price has also been a vocal opponent of the home health Pre-Claim Review Demonstration, which requires the submission of documentation for affirmation of compliance with Medicare certification and coverage requirements prior to the submission of final claims for reimbursement. The Pre-Claim Review was rolled-out in Illinois on August 1, 2016, with delayed roll-out in Florida (estimated April 1, 2017), Texas, Michigan, and Massachusetts. The Pre-Claim Review has largely been criticized by the home health care industry as causing unnecessary increases in costs and errors and delays in reimbursement. With the appointment of Rep. Price to head HHS, the continued implementation of the Pre-Claim Review remains in doubt. While the future of the Pre-Claim Review process remains uncertain, the elimination or significant alteration of the Pre-Claim Review process could have a material effect on our business and financial performance.

We derive a majority of our consolidated net service revenue from Medicare. If there are changes in Medicare rates or methods governing Medicare payments for our services, or if we are unable to control our costs, our results of operations and cash flows could decline materially.
For the years ended December 31, 2016, 2015 and 2014, we received 74.5%, 74.5% and 75.9%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. See Part I, Item 1. Reimbursement in this Annual Report on Form 10-K for additional information regarding reimbursements. Reductions in Medicare reimbursement could be caused by many factors, including:

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

We face reviews, audits and investigations under our contracts with federal and state government agencies and private payors, and these audits could have adverse findings that may negatively impact our business.
We are subject to various routine and non-routine governmental reviews, audits and investigations. These audits include those conducted through the recovery audit contractor program ("RAC") and the zone program integrity contractor program ("ZPIC"), in which third party firms engaged by CMS conduct extensive reviews of claims data and non-medical and other records to identify potential improper payments under the Medicare Program. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the health care industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers. Although we have invested substantial time and effort in implementing policies and procedures to comply with laws and regulations, we could be subject to liabilities arising from violations. A violation of the laws governing our operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, the termination of our rights to participate in federal and state-sponsored programs or the suspension or revocation of our licenses to operate. If we become subject to material fines or if other sanctions or other corrective actions are imposed upon us, we may suffer a substantial reduction in net income.
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
On October 6, 2014, CMS issued a proposed rule that would revise the Medicare and Medicaid conditions of participation for home health agencies. The proposed rule would require home health agencies to develop, implement, and maintain an agency-wide, data-driven quality assessment and improvement program and a system of communication and integration to identify patient needs and coordinate care. The proposed rule also aims to clarify and expand current patient rights requirements and contains several other clarifications and updates largely focused on creating a more patient-centered, data-driven, outcome-oriented process for patient care. If the proposed rule is finalized, we expect to face additional costs associated with compliance with such changes.

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

The inability of our long-term acute care hospitals to maintain their certification as long-term acute care hospitals could have an adverse effect on our results of operations and cash flows.
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

The effective date of the new patient criteria was October 1, 2015, followed by a two-year phase-in period tied to each LTACH’s cost reporting period. During the phase-in period, payment for patients receiving the site-neutral rate will be based 50% on the current LTACH-PPS rate and 50% on the new site-neutral rate. For our two LTACHs that have a cost reporting period starting before July 1 of each year, the phase-in began on June 1, 2016. For our six LTACHs that have a cost reporting period starting on or after July 1 of each year, the phase-in began on September 1, 2016.

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

As of December 31, 2016, we operated in 12 states that require health care providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.

Risk Factors Related to Capital and Liquidity
The condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, could limit the availability and terms of debt and equity financing sources to fund the capital and liquidity requirements of our business.
Financial markets may experience significant disruptions, which could impact liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reducing the availability of certain types of debt financing. We have not experienced any individual lender limitations to extend credit under our revolving credit facility. However, the obligations of each of the lending institutions in our revolving credit facility are separate and the availability of future borrowings under our revolving credit facility could be impacted by further volatility and disruptions in the financial credit markets or other events. Our inability to access our revolving credit facility or refinance the revolving credit facility would have a material adverse effect on our business, financial position, results of operations and liquidity.
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
For the year ended December 31, 2016, our facilities in Louisiana, Mississippi, Tennessee, Alabama, and Arkansas accounted for approximately 58.4% of our net service revenue. Accordingly, any changes in the current demographic, economic, competitive, or regulatory conditions in these states could have an adverse effect on our business, financial condition, results of operations and cash flows. Medicaid changes in these states could also have a material effect on our results of operations and cash flows.
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

We will continue to monitor the performance of our agencies on an ongoing basis, and closures may from time to time occur in the future. If we take any further action to close agencies, we will incur additional costs and expenses, which may require us to record significant charges in future periods. While any such closures would be made in connection with our constant efforts to improve our profitability, associated charges would have a negative impact on our revenue and possibly our operating results during the short-term.
Future acquisitions may be unsuccessful and could expose us to unforeseen liabilities. Further, our acquisition and internal development activity may impose strains on our existing resources.
Our growth strategy involves the acquisition of home nursing agencies and hospice agencies throughout the United States. These acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees or patients of acquired agencies and the assumption of liabilities and exposure to unforeseen liabilities of acquired agencies. We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on our operations.
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
Our executive officers and directors and individuals or entities affiliated with them, beneficially own an aggregate of approximately 14.9% of our outstanding shares of common stock as of December 31, 2016. The interests of these stockholders may differ from other stockholders’ interests. If they were to act together, these affiliated stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, business combinations, the amendment of our certificate of incorporation and other significant corporate actions.
Certain provisions of our charter, bylaws, and Delaware law may delay or prevent a change in control of the Company.
Delaware law and our governing documents contain provisions that may enable our Board of Directors to resist a change in control of the Company. These provisions include:

•	staggered terms for our Board of Directors;

•	limitations on persons authorized to call a special meeting of stockholders;

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•	advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
We have a relatively low volume of daily trades in our common stock on the NASDAQ Global Select Market (“NASDAQ”). For example, the average daily trading volume of our common stock on NASDAQ over the three-month trading period ending March 1, 2017 was approximately 128,094 shares per day. Because our common stock is traded infrequently, the price per share of our common stock can fluctuate more significantly from day-to-day than a widely held stock that is actively traded on a daily basis. For example, trading of a large volume of our common stock may have a significant impact on the trading price of our common stock. In addition, future issuances of our common stock, including the exercise of any options or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future and the issuance of our common stock in connection with acquisitions, could have an adverse effect on the market price of our common stock.
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

Seven of our LTACHs are HWHs, meaning we have a lease or sublease for space with the host hospital. Generally, our leases or subleases for LTACHs have initial terms of five years, but range from three to ten years. Most of our leases and subleases for our LTACHs contain multiple options to extend the term in one-year increments.

The following table shows our locations of our home health services, hospice services, community-based services, and facility-based services facilities as of December 31, 2016:

	Home health services	Hospice services	Community-based services	Facility-based services
Louisiana	40	7	—	12
Mississippi	34	9	—	—
Alabama	27	8	—	—
Tennessee	29	2	1	—
Arkansas	21	8	1	1
Kentucky	28	—	2	—
West Virginia	17	3	—	—
Georgia	8	11	—	—
Washington	10	4	1	—
Missouri	6	5	2	—
Maryland	10	—	1	—
Illinois	9	—	—	—
Texas	8	—	—	—
Idaho	4	2	—	—
North Carolina	2	1	3	—
Arizona	4	1	—	—
California	5	—	—	—

South Carolina	1	4	—	—
Colorado	4	—	—	—
Florida	4	—	—	—
Oregon	4	—	—	—
Virginia	3	—	—	—
Ohio	2	—	—	—
Oklahoma	1	—	—	—
Rhode Island	1	—	—	—
Wisconsin	1	—	—	—
	283	65	11	13

Item 3.	Legal Proceedings.
We provide services in a highly regulated industry and are a party to various proceedings and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including audits by Zone Program Integrity Contractors ("ZPICs") and Recovery Audit Contractors ("RACs") and investigations resulting from our obligation to self-report suspected violations of law). We cannot predict the ultimate outcome of any regulatory and other governmental and internal audits and investigations. The DOJ, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future. These matters could potentially subject us to sanctions, damages, recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on our business and financial condition.
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

Sales of Unregistered Common Stock
None
Market Information and Holders
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LHCG.” As of March 6, 2017, there were approximately 167 registered holders of record of our common stock.
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
Price Range of Common Stock
The following table provides the high and low prices of our common stock during each quarter in 2016 and 2015 as quoted by NASDAQ:

	High	Low
2016
Fourth Quarter	$45.70	$32.48
Third Quarter	46.51	34.90
Second Quarter	43.67	35.05
First Quarter	44.10	33.55
	High	Low
2015
Fourth Quarter	$49.16	$42.97
Third Quarter	51.12	36.95
Second Quarter	40.61	30.15
First Quarter	34.40	28.88
The closing price of our common stock as reported by NASDAQ on March 6, 2017 was $48.86.
Performance Graph
This item is incorporated by reference from our Annual Report to Stockholders for the fiscal year ended December 31, 2016.
Issuer Purchases of Equity Securities
None.

Item 6.	Selected Financial Data.
The selected consolidated financial data presented below is derived from our audited consolidated financial statements for each of the years in the five year period ended December 31, 2016. The financial data for the years ended December 31, 2016, 2015 and 2014 should be read together with our consolidated financial statements and related Notes included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included herein (amounts in thousands, except share and per share data).

Year Ended December 31,	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Net service revenue	$914,823	$816,366	$733,632	$658,283	$637,569
Gross margin	357,173	335,488	298,857	274,819	271,817
Operating income	70,562	66,343	45,486	46,737	54,305
Income from continuing operations	45,942	41,650	28,752	29,146	35,428
Net income attributable to LHC Group, Inc.’s common stockholders	36,583	32,335	21,837	22,342	27,440
Net income attributable to LHC Group, Inc.'s common stockholders:
Basic	$2.08	$1.86	$1.27	$1.31	$1.54
Diluted	$2.07	$1.84	$1.26	$1.30	$1.53
Weighted average shares outstanding:
Basic	17,559,477	17,405,379	17,229,026	17,049,794	17,853,321
Diluted	17,682,820	17,547,531	17,315,333	17,132,751	17,899,195

As of December 31,	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash	$3,264	$6,139	$531	$14,014	$9,720
Total assets	614,071	566,054	491,739	422,226	386,894
Total debt	87,796	98,784	61,008	23,212	19,500
Total LHC Group, Inc. stockholders’ equity	395,126	354,582	318,639	293,009	268,181

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We provide post-acute health care services primarily to Medicare beneficiaries throughout the United States, through our home health agencies, hospice agencies, community-based services agencies, and long-term acute care hospitals. Our net service revenue increased $98.4 million to $914.8 million for the year ending December 31, 2016 from $816.4 million for the year ending December 31, 2015. During 2016, we acquired 23 agencies, such that, as of December 31, 2016, we operated 372 locations in 26 states within the continental United States.
Segments
Our services are classified into four segments: (1) home health services; (2) hospice services; (3) community-based services and (4) facility-based services offered primarily through our LTACHs.
Through our home health services segment we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational and speech therapy. As of December 31, 2016, we operated 283 home health service locations, of which 164 are wholly-owned by us, 114 are majority-owned or controlled by us through equity joint ventures, three are controlled by us through license lease arrangements and the remaining two are only managed by us.

Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2016, we operated 65 hospice locations, of which 49 are wholly-owned by us, 14 are majority-owned by us through equity joint ventures and two are controlled by us through license lease arrangements.
Through our community-based services segment, our services are performed by paraprofessional personnel, and include assistance to the elderly, chronically ill, and disabled patients with activities of daily living. As of December 31, 2016, we operated 11 community-based services locations, of which 10 are wholly-owned and one is majority-owned through an equity joint venture.
We provide facility-based services principally through our LTACHs. As of December 31, 2016, we owned and operated six LTACHs with eight locations, of which all but one are located within host hospitals. We also operate a pharmacy, family health center, family health clinic, and physical therapy clinics. Of these 13 facility-based services locations as of December 31, 2016, seven are wholly-owned by us and six are controlled by us through equity joint ventures.
The percentage of net service revenue contributed from each reporting segment for the each of the periods ended December 31, 2016, 2015 and 2014 was as follows:

Type of Segment	2016	2015	2014
Home health services	72.8%	75.1%	77.0%
Hospice services	14.8	10.5	9.2
Community-based services	4.8	5.1	3.8
Facility-based services	7.6	9.3	10.0
	100.0%	100.0%	100.0%
Development Activities
The following table provides a summary of our acquisitions, divestitures and internal development activities from January 1, 2014 through December 31, 2016. This table does not include the two management services agreements under which we manage the operations of two home nursing agencies, through our home health services segment, nor does it include our pharmacy, family health center, family health clinic, and physical therapy clinics through our facility-based services segment.

	Home Health Agencies	Hospice Agencies	Community -based Agencies	Long-Term Acute Care Hospitals
Total at January 1, 2014	256	34	7	9
Developed	3	1	—	—
Acquired	40	6	6	—
Divested/Merged	(22)	(3)	(1)	(1)
Total at January 1, 2015	277	38	12	8
Developed	—	2	—	—
Acquired	9	17	2	—
Divested/Merged	(6)	(1)	(1)	—
Total at December 31, 2015	280	56	13	8
Developed	5	1	—	—
Acquired	12	10	1	—
Divested/Merged	(16)	(2)	(3)	—
Total at December 31, 2016	281	65	11	8
Recent Developments
Home Health Services
On April 14, 2015, legislation was passed which limits any increase in home health payments to 1% for fiscal year 2018 and extended the 3% rural home health safeguard for two years through December 31, 2017.
On October 30, 2015, CMS released a Final Rule (effective January 1, 2016) regarding payment rates for home health services provided during calendar year 2016. The national, standardized 60-day episode payment rate increased to $2,965.12 for 2016. The rural rate is

$3,054.07. This is a net 0.01% increase in the national, standardized 60-day episode payment rate due to application of (1) rebasing decrease of $80.95, (2) case-mix adjustment decrease of 0.97%, (3) net market basket increase of 1.9%, (4) case-mix recalibration budget neutrality adjustment increase of 1.87%, and (5) wage index budget neutrality adjustment increase of 0.11%. The home health market basket percentage increase for 2016 is 2.3% and the multifactor productivity adjustment is 0.4%, resulting in a net home health market basket of 1.9%. CMS reduced its estimate of nominal case-mix growth between 2012 and 2014 from 3.41% to 2.88% (0.53%) and spread the adjustment over three years at 0.97% each year to account for nominal case-mix growth. The finalized payment policies results in a 1.4% reduction in Medicare payments for all home health agencies.
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
Community-Based Services
Community-based services are in-home care services, which are primarily performed by paraprofessional personnel, and include assistance with activities of daily living to elderly, chronically ill, and disabled patients. Revenue is generated on an hourly basis. Our primary payors are TennCare Managed Care Organization and Medicaid. Approximately 80% of our net service revenue in this segment is generated in Tennessee.
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

•
All other Medicare discharges from LTACHs will be paid at a new “site neutral” rate, which is the lesser of the IPPS comparable per diem amount determined using the formula in the short-stay outlier regulation at 42 C.F.R. § 412.529(d)(4) plus applicable outlier payments or 100% of the estimated cost of the services involved.

•	The above new payment policy became effective for cost reporting periods that began on or after October 1, 2015, and the site neutral payment rate will be phased-in over two years.

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

On August 2, 2016, CMS released the final rule to update fiscal year 2017 LTACH reimbursement and policies under the LTACH PPS, which affects discharges occurring in cost reporting periods beginning on or after October 1, 2016. CMS projects that overall LTACH PPS spending would decrease by 7.1%, compared to fiscal year 2016 payments. This estimated decrease is attributable to the statutory decrease in payment rates for site neutral LTACH PPS cases that do not meet the clinical criteria to qualify for higher LTACH rates in cost reporting years beginning on or after October 1, 2016. Cases that do qualify for higher LTACH PPS rates will see a payment rate increase of 0.7% (including a market basket update of 2.8% reduced by a multi-factor productivity adjustment of 0.3%, minus an additional adjustment of 0.75 percentage point in accordance with the PPACA, for a net market basket of 1.75%). The LTACH PPS standard federal payment rate for fiscal year 2017 is $42,476.41 (increased from $41,762.85 in fiscal year 2016). Site-neutral discharges will have a 23% reduction in payments. CMS also proposes to begin enforcement of the 25 Percent rule which will cap the number of patients treated at an LTACH who have been referred from all locations of a hospital. Grandfathered LTACH facilities are exempt from the 25 Percent rule, while rural LTACHs will have a threshold of 50% and MSA-dominant hospitals will have a threshold between 25% and 50%. The 25 Percent rule will apply to discharges occurring after October 1, 2016. CMS will have two separate outlier pools and thresholds for LTACH-appropriate patients and for site-neutral patients. For 2017, CMS finalized an increase of its fixed-loss threshold to $21,943 from 2016’s $16,423, to limit outlier spending at no more than 8% of total LTACH spending (2016 outlier payments may reach 9.0%). CMS is applying the proposed inpatient fixed-loss threshold of $23,570 for site neutral patients. CMS also finalized four new measures for the LTACH Quality Reporting Program to meet the requirements of the Improving Medicare Post-Acute Care Transformation (IMPACT) Act. For the fiscal year 2018 LTACH Quality Reporting Program, CMS added quality measures for Medicare spending per beneficiary, discharge to community and potentially-preventable 30-day post-discharge readmissions. For the fiscal year 2020 LTACH Quality Reporting Program, CMS adopted a new drug regimen review measure.

On December 7, 2016, Congress passed the 21st Century Cures Act ("Cures"), which boosts funding for medical research, eases the development and approval of experimental treatments and reforms federal policy on mental health care. Included in the bill was relief for LTACHs under a one year moratorium on the 25 Percent Rule, which would otherwise penalize LTACHs that admit more than 25% of their patients from a particular acute care hospital. As modified by Cures, implementation of the 25 Percent Rule will be suspended during federal fiscal year 2017 (October 1, 2016 through September 30, 2017).

None of the above described estimated changes to Medicare payments for home health, hospice and LTACHs include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.
2016 and 2015 Operational Data
The following table sets forth, for the period indicated, each of our segment's data regarding census, admissions, billable hours and patient days:

	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016	Three Months Ended September 30, 2016	Three Months Ended December 31, 2016
Home Health Services:
Average census	38,218	38,357	38,511	39,407
Average Medicare census	28,246	28,046	27,983	28,381
Admissions	39,124	38,949	40,657	41,184
Medicare admissions	26,136	25,817	26,810	26,812
Hospice Services:
Average census	2,425	2,615	2,736	2,713
Average Medicare census	2,248	2,431	2,547	2,520
Admissions	2,463	2,523	2,554	2,607
Medicare admissions	2,152	2,246	2,266	2,218
Patient days	220,694	237,968	251,753	249,608
Community-based Services:
Billable hours	304,487	330,350	354,998	349,053
LTACHs:
Patient days	15,537	13,929	13,499	13,257

	Three Months Ended March 31, 2015	Three Months Ended June 30, 2015	Three Months Ended September 30, 2015	Three Months Ended December 31, 2015
Home Health Services:
Average census	36,450	36,834	36,858	37,060
Average Medicare census	27,235	27,336	27,278	27,432
Admissions	35,965	35,211	35,772	36,249
Medicare admissions	24,875	23,862	24,114	24,060
Hospice Services:
Average census	1,357	1,446	1,528	2,360
Average Medicare census	1,256	1,328	1,411	2,205
Admissions	1,481	1,497	1,584	2,225
Medicare admissions	1,285	1,316	1,379	1,935
Patient days	122,179	131,565	140,592	217,157
Community-based Services:
Billable hours	294,016	316,598	318,995	307,781
LTACHs:
Patient days	16,162	15,393	15,422	14,450

Consolidated Results of Operations
The following table sets forth, for the periods indicated, our consolidated results (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Consolidated Services Data:
Net service revenue	$914,823	$816,366	$733,632
Cost of service revenue	557,650	480,878	434,775
Gross margin	357,173	335,488	298,857
Provision for bad debts	14,790	19,243	15,780
General and administrative expenses	270,622	247,919	233,898
Impairment of intangibles and other	—	1,273	3,646
Loss on disposal of assets	1,199	710	47
Operating income	70,562	66,343	45,486
Interest expense	(2,936)	(2,302)	(2,486)
Non-operating income	492	457	265
Income tax expense	22,176	22,848	14,513
Income attributable to noncontrolling interests	9,359	9,315	6,915
Net income available to LHC Group, Inc.’s common stockholders.	$36,583	$32,335	$21,837
The following table sets forth our consolidated results as a percentage of net service revenue, except income tax expense, which is presented as a percentage of income attributable to LHC Group, Inc.’s common stockholders:

	Year Ended December 31,
	2016	2015	2014
Consolidated Services Data:
Cost of service revenue	61.0%	58.9%	59.3%
Gross margin	39.0	41.1	40.7
Provision for bad debts	1.6	2.4	2.2
General and administrative expenses	29.6	30.4	31.9
Impairment of intangibles and other	—	0.2	0.5
Loss on disposal of assets	0.1	0.1	—
Operating income	7.7	8.1	6.2
Interest expense	(0.3)	(0.3)	(0.3)
Non-operating income	0.1	0.1	—

Income tax expense	37.7	41.4	39.9
Income attributable to noncontrolling interests	1.0	1.1	0.9
Net income attributable to LHC Group, Inc.’s common stockholders	4.0	4.0	3.0

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Service Revenue
Consolidated net service revenue for the year ended December 31, 2016 was $914.8 million compared to $816.4 million for the same period in 2015, an increase of $98.4 million, or 12.1%. Consolidated net service revenue growth in 2016 was primarily due to both our acquisitions of 28 agencies during 2015 and an increase in same store growth. Consolidated net service revenue was comprised of the following for the periods ending December 31:

Type of Segment	2016	2015
Home health services	72.8%	75.1%
Hospice services	14.8	10.5
Community-based services	4.8	5.1
Facility-based services	7.6	9.3
	100.0%	100.0%
Revenue derived from Medicare represented 74.5% of our consolidated net service revenue for both years ended December 31, 2016 and 2015.
The following table sets forth each of our segment's revenue growth or loss, admissions, census, episodes and patient days for the twelve months ended December 31, 2016 and the related change from the same period in 2015 (amounts in thousands, except admissions, census, episode data and patient days):

	Same Store (1)	De Novo (2)	Organic (3)	Organic Growth (Loss)%	Acquired (4)	Total	Total Growth (Loss) %
Home Health Services
Revenue	$651,015	$1,158	$652,173	6.4%	$13,723	$665,896	8.6%
Revenue Medicare	$494,378	$921	$495,299	4.7	$10,775	$506,074	6.9
New admissions	156,359	159	156,518	9.3	3,396	159,914	11.7
New Medicare admissions	103,175	106	103,281	6.6	2,294	105,575	8.9
Average census	37,344	265	37,609	2.3	978	38,587	5.0
Average Medicare census	27,226	188	27,414	0.4	732	28,146	3.1
Home health episodes	195,057	303	195,360	2.2	3,875	199,235	4.2
Hospice Services
Revenue	$95,095	$2,028	$97,123	13.1	$37,825	$134,948	57.2
Revenue Medicare	$88,852	$1,985	$90,837	13.8	$35,047	$125,884	57.7
New admissions	7,392	55	7,447	9.7	2,700	10,147	49.5
New Medicare admissions	6,493	48	6,541	10.6	2,342	8,883	50.2
Average census	1,668	68	1,736	3.6	887	2,623	56.6
Average Medicare census	1,547	66	1,613	3.9	824	2,437	57.0
Patient days	687,853	14,564	702,417	14.9	257,606	960,023	57.0
Community-based Services
Revenue	$43,734	$—	$43,734	6.1%	$157	$43,891	6.5%
Billable hours	1,331,448	—	1,331,448	9.7%	7,734	1,339,182	10.3%
Facility-Based Services

LTACHs
Revenue	$64,607	$—	$64,607	(11.1)	$—	$64,607	(10.3)%
Patient days	56,224	—	56,224	(8.5)	—	56,224	(8.5)

(1) Same store - location that has been in service with us for greater than 12 months.
(2) De Novo - internally developed location that has been in service for 12 months or less.
(3) Organic - combination of same store and de novo.
(4) Acquired - purchased location that has been in service with us 12 months or less.

Total organic revenue and patient days decreased in our facility-based services segment due to the negative impact from the reduction of 18 beds in one LTACH location. In addition, patient criteria changes went into effect for two of our LTACH locations on June 1, 2016 and six of our LTACH locations on September 1, 2016. The criteria changes are reflective in our decrease of revenue per patient day.

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
Cost of Service Revenue
Consolidated cost of service revenue for the year ended December 31, 2016 was $557.7 million compared to $480.9 million for the same period in 2015, an increase of approximately $76.8 million, or 16.0%.
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2016		2015
Home health services
Salaries, wages and benefits	$360,378	54.1%	$320,548	52.3%
Transportation	22,252	3.3	21,056	3.4
Supplies and services	15,820	2.4	13,146	2.1
Total	$398,450	59.8%	$354,750	57.9%
Hospice services
Salaries, wages and benefits	$58,094	43.0%	$35,022	40.8%
Transportation	5,384	4.0	3,638	4.2
Supplies and services	19,881	14.7	12,246	14.3
Total	$83,359	61.8%	$50,906	59.3%
Community-based services
Salaries, wages and benefits	$32,086	73.1%	$28,525	69.2%
Transportation	263	0.6	263	0.6
Supplies and services	254	0.6	288	0.7
Total	$32,603	74.3%	$29,076	70.5%
Facility-based services
Salaries, wages and benefits	$28,802	41.1%	$29,898	39.3%
Transportation	233	0.3	240	0.3
Supplies and services	14,203	20.3	16,008	21.0
Total	$43,238	61.7%	$46,146	60.6%
Consolidated cost of service revenue variances were as follows:

•
Home Health Segment -- Cost of service increased as a percentage of net service revenue due in part to 1.5% Medicare reimbursement cuts recognized in 2016. Additionally, acquisitions accounted for $7.0 million of the $76.8 million increase, with the remaining difference caused by the growth in our same store agencies.

•	Hospice Segment -- Acquisitions accounted for $26.3 million of the $76.8 million increase.

•
Community-Based Services Segment -- Cost of service revenue increased as a percentage of net service revenue due to an increase in labor costs related to providing a higher level of care for our current patient mix.

•
Facility-Based Services Segment -- Cost of service revenue increased as a percentage of net service revenue due to the reduction of LTACH licensed beds and lower revenue per patient day for the period caused by patient criteria changes that went into effect in June and September of 2016.

Provision for Bad Debts
Consolidated provision for bad debts for the year ended December 31, 2016 was $14.8 million, or 1.6% of net service revenue, compared to $19.2 million, or 2.4% of net service revenue, for the same period in 2015, a decrease of approximately $4.5 million, or 23.1%. The decrease in provision for bad debts was primarily due to continued process improvements in our revenue cycle department that were implemented during 2015 and improved cash collections. In addition, provisions for bad debts in 2015 was higher due to claims associated with two payors in our home health services segment and delayed payment issues related to our transition to a new billing system for our community-based services segment. These issues were resolved.
General and Administrative Expenses
Consolidated general and administrative expenses for the year ended December 31, 2016 were $270.6 million compared to $247.9 million for the same period in 2015, an increase of approximately $22.7 million, or 9.2%; however, as a percentage of net service revenue, it is a decrease of 0.8%. Of the $22.7 million increase: acquisitions accounted for $14.0 million; a severance package of $1.1 million was recorded due to the resignation of our prior Chief Financial Officer; the remainder of the increase was due to growth in our same store agencies.
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2016		2015
Home health services
General and administrative	$195,591	29.4%	$182,107	29.7%
Depreciation and amortization	7,827	1.1	8,484	1.4
Total	$203,418	30.5%	$190,591	31.1%
Hospice services
General and administrative	$35,046	26.0%	$24,893	29.0%
Depreciation and amortization	2,161	1.6	1,544	1.8
Total	$37,207	27.6%	$26,437	30.8%
Community-based services
General and administrative	$8,380	19.1%	$8,309	20.2%
Depreciation	405	0.9	156	0.4
Total	$8,785	20.0%	$8,465	20.6%
Facility-based services
General and administrative	$19,445	27.7%	$20,657	27.1%
Depreciation and amortization	1,767	2.5	1,769	2.3
Total	$21,212	30.2%	$22,426	29.5%
Loss on disposal of assets
The loss on disposal of assets increased during the twelve months ended December 31, 2016 due to the sale of an aircraft. The aircraft incurred damage and was subsequently sold at a price below the aircraft's net book value. The sale generated a loss of $0.9 million, which was realized during the twelve months ended December 31, 2016.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net Service Revenue
Consolidated net service revenue for the year ended December 31, 2015 was $816.4 million compared to $733.6 million for the same period in 2014, an increase of $82.7 million, or 11.3%. Consolidated net service revenue growth in 2015 was primarily due to both our acquisitions of 28 agencies during 2015 and an increase in same store growth. Consolidated net service revenue was comprised of the following for the periods ending December 31:

Type of Segment	2015	2014
Home health services	75.1%	77.0%
Hospice services	10.5	9.2
Community-based services	5.1	3.8
Facility-based services	9.3	10.0
	100.0%	100.0%
Revenue derived from Medicare represented 74.5% and 75.9% of our consolidated net service revenue for the years ended December 31, 2015 and 2014, respectively.
The following table sets forth the growth or loss of each of our segment's revenue and patient statistical data for the twelve months ended December 31, 2015 and the related change for the same period in 2014 (revenue amounts are in thousands):

	Same Store (1)	De Novo (2)	Organic (3)	Organic Growth (Loss)%	Acquired (4)	Total	Total Growth (Loss) %
Home health services
Revenue	$588,003	$2,105	$590,108	4.5%	$23,080	$613,188	8.5%
Revenue Medicare	$452,136	$1,542	$453,678	3.5	$19,515	$473,193	7.9
New admissions	137,041	507	137,548	3.4	5,649	143,197	7.6
New Medicare admissions	92,290	339	92,629	2.4	4,282	96,911	7.1
Average census	35,216	132	35,348	0.1	1,404	36,752	4.1
Average Medicare census	26,114	92	26,206	(0.5)	1,091	27,297	3.6
Episodes	184,774	610	185,384	1.4	5,824	191,208	4.5
Hospice services
Revenue	$71,620	$1,809	$73,429	8.6	$12,425	$85,854	27.1
Revenue Medicare	$66,378	$1,783	$68,161	9.0	$11,685	$79,846	27.8
New admissions	5,952	46	5,998	8.2	789	6,787	22.4
New Medicare admissions	5,191	45	5,236	7.8	679	5,915	21.8
Average census	1,284	34	1,318	(1.9)	357	1,675	24.7
Average Medicare census	1,184	33	1,217	(1.5)	336	1,553	25.8
Patient days	514,496	12,440	526,936	7.5	84,557	611,493	24.7
Community-based services
Revenue	$31,797	$180	$31,977	15.4	$9,225	$41,202	48.8
Billable hours	947,395	5,844	953,239	4.6	260,630	1,213,869	33.2
Facility-based services
LTACHs
Revenue	$72,668	$—	$72,668	—	$—	$72,668	3.2
Patient days	61,427	—	61,427	—	—	61,427	(1.5)
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
Cost of Service Revenue
Consolidated cost of service revenue for the year ended December 31, 2015 was $480.9 million compared to $434.8 million for the same period in 2014, an increase of $46.1 million, or 10.6%; however, as a percentage of net service revenue, it was a decrease of 0.4%. Of the $46.1 million increase, acquisitions purchased during 2015 accounted for $8.7 million. The remainder of the increase was due to the accretion of same store agencies. The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2015		2014
Home health services
Salaries, wages and benefits	$320,548	52.3%	$295,340	52.3%
Transportation	21,056	3.4	21,463	3.8
Supplies and services	13,146	2.1	13,053	2.3
Total	$354,750	57.9%	$329,856	58.4%
Hospice services
Salaries, wages and benefits	$35,022	40.8%	$27,263	40.3%
Transportation	3,638	4.2	3,027	4.5
Supplies and services	12,246	14.3	9,514	14.1
Total	$50,906	59.3%	$39,804	58.9%
Community-based services
Salaries, wages and benefits	$28,525	69.2%	19,287	69.6%
Transportation	263	0.6	170	0.6
Supplies and services	288	0.7	154	0.6
Total	$29,076	70.5%	$19,611	70.8%
Facility-based services
Salaries, wages and benefits	$29,898	39.3%	$30,047	41.0%
Transportation	240	0.3	281	0.4
Supplies and services	16,008	21.0	15,176	20.7
Total	$46,146	60.6%	$45,504	62.0%
Provision For Bad Debts
Consolidated provision for bad debts for the year ended December 31, 2015 was $19.2 million compared to $15.8 million for the same period in 2014, an increase of $3.4 million, or 21.5%. Provision for bad debts increased in the home health services segment due to additional reserves being recorded for patient claims related to prior period patient care associated with commercial payors. Accounts receivable that are aged over 365 days increased during the period by $4.5 million. For home health services and facility-based services, an increase of $2.1 million was due to the continued backlog of Medicare Administrative Contractor audit claims awaiting appeal hearing. Appeals have historically experienced a substantial success rate in claim recovery. In addition, aged account receivable in our home health services increased by $0.8 million due to a legacy system transition for prior year acquisitions.
General and Administrative Expenses
Consolidated general and administrative expenses for the year ended December 31, 2015 was $247.9 million compared to $233.9 million for the same period in 2014, an increase of $14.0 million, or 6.0%; however, as a percentage of net service revenue, it is a decrease of 1.5%. The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2015		2014
Home health services
General and administrative	$182,107	29.7%	$180,363	31.9%
Depreciation and amortization	8,484	1.4	6,917	1.2
Total	$190,591	31.1%	$187,280	33.1%
Hospice services

General and administrative	$24,893	29.0%	$17,789	26.3%
Depreciation and amortization	1,544	1.8	1,086	1.6
Total	$26,437	30.8%	$18,875	27.9%
Community-based services
General and administrative	$8,309	20.2%	$6,445	23.3%
Depreciation and amortization	156	0.4	106	0.4
Total	$8,465	20.6%	$6,551	23.7%
Facility-based services
General and administrative	$20,657	27.1%	$19,730	26.9%
Depreciation and amortization	1,769	2.3	1,462	2.0
Total	$22,426	29.5%	$21,192	28.9%

For home health services, hospice services, and community-based services, $6.9 million of the increase was from agencies acquired during 2015. The remainder of the increase was due to growth in our same store agencies. This increase was partially offset with savings associated with prior year closures of underperforming providers. For the facility-based services segment, general and administrative expenses increased due to the implementation of management roles in sales and administrative support staff.

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

Prior to 2015, the Company's principal executive offices were located in three properties. During 2015, the Company consolidated its corporate headquarters into one property. Depreciation expense associated with leasehold improvements and office furniture in the original three properties was accelerated during 2015 as the Company terminated these leases and disposed of the assets; the depreciation expense related to this was $1.3 million.
Impairment of intangibles and other
Consolidated impairment of intangibles and other for the year ended December 31, 2015 was $1.3 million compared to $3.6 million for the same period in 2014. During 2015, goodwill and other intangible asset disposal costs for underperforming providers that were closed was $0.7 million and as other intangible asset impairment of $0.6 million in the home health segment was recorded. In 2014, goodwill and other intangible asset disposal costs for closures were $1.6 million. In addition, there was $2.0 million related to the impairment of intangible trade names in the home-health segment.

Net Income Attributable to Noncontrolling Interest
Consolidated net income attributable to noncontrolling interest represents the minority owners' allocable share of income in the equity joint venture partners. For the year ended December 31, 2015, noncontrolling interest was $9.3 million compared to $6.9 million for the same period in 2014, an increase of approximately $2.4 million, or 34.8%. Noncontrolling interest increased due to the overall growth in same store agencies, and overall operational efficiencies gained through the joint ventures' use of our point of care platform.

 Liquidity and Capital Resources

Cash at December 31, 2016 was $3.3 million, compared to $6.1 million at December 31, 2015. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our revolving credit facility will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months.
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

•	Timing of Payroll – Our employees are paid bi-weekly on Fridays. Operating cash outflows increase in reporting periods that end on a Friday.

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
The following table summarizes changes in cash flows (amounts in thousands):

	Year Ended December 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$67,472	$59,934
Investing activities	(50,380)	(83,855)
Financing activities	(19,967)	29,529
Cash provided by operating activities changed due to acquisitions purchased in 2016 and the accretion of agencies purchased in 2015.
Cash used in investing activities and financing activities changed due to the difference in volume of acquisition activity occurring between 2016 and 2015. We paid $34.6 million for acquisitions in 2016 compared to $70.6 million for acquisitions in 2015. The acquisition activity in 2015 caused us to draw more on our line of credit compared to 2016.
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
A letter of credit fee equal to the applicable Eurodollar rate multiplied by the face amount of the letter of credit is charged upon issuance and on each anniversary date while the letter of credit is outstanding. The agent’s standard up-front fee and other customary administrative charges are also due upon issuance of the letter of credit, along with a renewal fee on each anniversary date while the letter of credit is outstanding. At December 31, 2016 and 2015, outstanding letters of credit were $11.0 million and $9.8 million, respectively, which are issued as collateral on our workers’ compensation insurance.
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
At December 31, 2016, we were in compliance with all covenants contained in the Credit Agreement governing our credit facility.

Contractual Obligations
The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2016 (amounts in thousands):

	Payment Due by Period
Contractual Cash Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$87,796	$252	$87,544	$—	$—
Operating leases	51,276	17,785	19,056	8,808	5,627
Total contractual cash obligations	$139,072	$18,037	$106,600	$8,808	$5,627
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
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
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
Principles of Consolidation
The consolidated financial statements include all subsidiaries and entities controlled by us through our direct ownership of a majority interest or controlling member ownership of such entities. The consolidated financial statements include entities in which we have the obligation to absorb losses of the entities or the right to receive benefits from the entities and have voting control over the entities or both, as a result of ownership, contractual or other financial interests in the entities.
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship we had with the operating entity:

Ownership type	2016	2015	2014
Wholly owned subsidiaries	57.2%	55.2%	53.5%
Equity joint ventures	41.2	42.9	43.9
Other	1.6	1.9	2.6
	100.0%	100.0%	100.0%
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
Other (License Leasing Arrangements and Management Services)
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
The following table sets forth the percentage of net service revenue earned by category of payor for the respective years ending December 31:

Payor	2016	2015	2014
Medicare	74.5%	74.5%	75.9%
Medicaid	1.8	1.5	1.4
Other	23.7	24.0	22.7
	100.0%	100.0%	100.0%

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
Final payments from Medicare may reflect adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required; (e) base payment adjustments for case-mix and geographic wage differences; and (f) 2% sequestration reduction for episodes beginning after March 31, 2013. Management estimates the adjustments outlined above based on historical experience and as changes become known, and records these adjustments during the period in which the services are provided to the patient. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.
Hospice Services
We are paid by Medicare under a per diem payment system. We receive one of four predetermined daily or hourly rates based upon the level of care the Company furnished. We record net service revenue from hospice services based on the daily or hourly rate and recognizes revenue as hospice services are provided.
Hospice payments are subject to an inpatient cap and an overall Medicare payment cap. The inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall Medicare payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12 -month period ending on October 31 of each year. We monitor its limits on a provider-by-provider basis and record an estimate of its liability for reimbursements received in excess of the cap amount. Annually, we receive notification of whether any of our hospice providers have exceeded either cap. Beginning with cap year October 1, 2014, CMS implemented a new process requiring hospice providers to self-report their cap liabilities and remit applicable payment by March 31 of the following year.
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
Income Tax
We operate in numerous tax jurisdictions and recognize income tax expense based on the revenue and expenses earned in those jurisdictions, which requires us to apportion and allocate revenue and expenses in all taxable jurisdictions. During 2011, we entered into a settlement with the United States of America which we believe is fully deductible for income tax purposes. As of December 31, 2016, $1.3 million was recorded in income tax payable as an unrecognized tax benefit which, if recognized, would decrease the our effective tax rate. All of the unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011. On July 31, 2014, the Internal Revenue Service ("IRS") issued a notice of proposed adjustment asserting that a portion of the original tax deduction claimed by us associated with the settlement of the United States of America should be disallowed. In December 2016, we signed a final settlement offer from the IRS that reduced the unrecognized tax benefit from $3.4 million to $1.3 million. We received approval from Joint Committee Review in February 2017 to finalize the settlement. Due to the approval being received subsequent to year-end, we continue to show the amount as an uncertain tax position as of December 31, 2016.
Accounts Receivable and Allowances for Uncollectible Accounts
We report accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The amount of the provision for uncollectible accounts is based upon our assessment of historical and expected net collections, business and economic conditions and trends in government reimbursement. Uncollectible accounts are written off after exhausting collection efforts and we have concluded that the account will not be collected. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent over 60% of our patient accounts receivable at December 31, 2016 and 2015, respectively, is limited due to (a) our historical collections experience with Medicare and (b) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
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
At December 31, 2016, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 18.9%, or $29.0 million, compared to 19.5%, or $26.7 million, at December 31, 2015. Accounts Receivable days sales outstanding (“DSO”) for the year ended December 31, 2016 was 49 days compared to 46 days for the same period in 2015. Increased accounts receivable from acquisitions, an increase in managed care accounts receivable, and collection delays resulting from reviews, audits and investigations from ZPICs, RACs, and additional development requests have each contributed to the increase in days sales outstanding.

The following table sets forth, as of December 31, 2016, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$71,386	$9,590	$5,547	$5,720	$92,243
Medicaid	4,600	1,470	1,380	268	7,718
Other	33,084	5,943	7,179	7,672	53,878
Total	$109,070	$17,003	$14,106	$13,660	$153,839
For home health services, hospice services, and community-based services, we calculate the allowance for uncollectible accounts as a percentage of total patient receivables. The percentage changes depending on the payor and increases as the patient receivables age. For facility-based services, we calculate the allowance for uncollectible accounts based on a claim by claim review.
The following table sets forth, as of December 31, 2015, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$65,910	$8,244	$4,971	$4,960	$84,085
Medicaid	2,994	1,033	903	561	5,491
Other	26,794	7,248	7,699	5,745	47,486
Total	$95,698	$16,525	$13,573	$11,266	$137,062
The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

	Beginning of Year Balance	Additions	Deductions	End of Year Balance
Year ended December 31:
2016	$26,712	$14,790	$12,466	$29,036
2015	18,582	19,243	11,113	26,712
2014	14,334	15,780	11,532	18,582
Goodwill and Intangible Assets
We have a significant amount of goodwill on our balance sheet that resulted from the numerous business acquisitions we have made in prior years. We review goodwill and other intangible assets with indefinite lives annually for impairment or more frequently if circumstances indicate impairment may have occurred. We evaluate goodwill for impairment by comparing the current fair value of each of our reporting units to their carrying value, including goodwill. Our business is comprised of four reporting units: home health, hospice, community-based, and LTACH. To the extent the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test. Our impairment analysis is performed on November 30th of each year.

We performed a qualitative assessment to determine if it is more likely than not that the fair value of the reporting units are less than its carrying value. We evaluated relevant events and circumstances, such as market conditions, financial performance, and share price to determine if any goodwill impairment is indicated. Based on our analysis, an impairment of goodwill was not indicated.

We have not recognized any goodwill impairment charges in 2016, 2015 or 2014 related to the annual impairment testing.
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
We also have indefinite-lived assets that are not subject to amortization expense such as actively used trade names, certificates of need and licenses to conduct specific operations within geographic markets. Such trade names, certificates of need and licenses have indefinite lives because there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and we intend to renew and operate the certificates of need and licenses and use these trade names indefinitely. These indefinite-lived intangibles are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. To determine whether an indefinite-lived intangible asset is impaired, we perform a qualitative assessment to support the conclusion that the indefinite-lived intangible asset is not impaired. Based on the results of that qualitative assessment, we may perform a quantitative test. The quantitative impairment test on trade names uses the relief-from-royalty method. Under this method, the fair value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for use over its estimated useful life. The quantitative impairment test for certificates of need and licenses applies the cost approach. Under this method, assumptions are made about the cost to replace the certificates of need and licenses. Based on our analysis, there were no indicators that any other intangible assets were impaired and no impairment charge was recorded for the year ended December 31, 2016. We did record impairment charges of $0.6 million and $2.0 million for the twelve months ended December 31, 2015 and 2014, respectively.
Self Insurance Reserves

We maintain insurance programs, which include employee health insurance and workers' compensation. Our employee health insurance program is self-funded, with stop-loss coverage on claims that exceed $0.2 million for any individually covered employee or employee family member. We are responsible for workers' compensation claims up to $0.5 million per individual incident. The self insurance reserve payable reflects the current estimate of incurred but not reported losses, historical claims experience, and expected costs to settle unpaid claims. We record amounts due from insurance policies in other current assets while recording the estimated liability in self insurance reserves.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar rate or Base Rate. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $1.6 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively.

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
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company's management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated of the Exchange Act) were effective as of December 31, 2016.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company's management conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on management’s testing and evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The attestation report of KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, is included herein.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the Company’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
LHC Group, Inc.:
We have audited LHC Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LHC Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, LHC Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LHC Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 9, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Baton Rouge, Louisiana
March 9, 2017

Item 9B.	Other Matters.
None noted.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item regarding our directors and executive officers is incorporated by reference from the information contained under the heading “Information About Directors, Nominees and Management” in the definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders.
The information required by this Item regarding our corporate governance Nominating Committee and Audit Committee is incorporated by reference from the information contained under the heading “The Board of Directors and Corporate Governance” in the definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders.
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
The information required by this Item regarding our executive compensation and Compensation Committee is incorporated by reference from the information contained under the heading “Executive Officer Compensation” in the definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding our securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016, regarding shares of common stock that may be issued under the Company's existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Price of Outstanding Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a) (1)
Equity compensation plans approved by Stockholders:	—	$—	666,740
Equity compensation plans not approved by Stockholders:	—	—	—
Total	—	$—	666,740
  (1) Includes 477,129 shares remaining available for issuance under the LHC Group, Inc. 2010 Long-Term Incentive Plan (all of which are available for issuance pursuant to grants of full-value stock awards) and 189,611 shares remaining available for issuance under the Amended and Restated LHC Group, Inc.'s 2006 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item regarding transactions with related persons is incorporated by reference from the information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item regarding accounting and audit fees is incorporated by reference from the information contained under the heading “Principal Accounting Fees and Services” in the definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders.

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
We have audited the accompanying consolidated balance sheets of LHC Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in equity, and cash flows for each of the years in three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LHC Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LHC Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2017 expressed an unqualified opinion on the effectiveness of the LHC Group, Inc.’s internal control over financial reporting.
/s/ KPMG LLP
Baton Rouge, Louisiana
March 9, 2017

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash	$3,264	$6,139
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $29,036 and $26,712, respectively	124,803	110,350
Other receivables	5,115	2,093
Amounts due from governmental entities	942	1,081
Total receivables, net	130,860	113,524
Prepaid income taxes	—	1,949
Prepaid expenses	9,821	10,833
Other current assets	5,796	5,835
Receivable due from insurance carrier	—	550
Total current assets	149,741	138,830
Property, building and equipment, net of accumulated depreciation of $35,226 and $38,907, respectively	43,251	38,096
Goodwill	307,317	290,694
Intangible assets, net of accumulated amortization of $10,968 and $8,496, respectively	102,006	96,405
Other assets	11,756	2,029
Total assets	$614,071	$566,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$26,805	$24,586
Salaries, wages and benefits payable	34,265	28,098
Self insurance reserves	10,691	9,636
Current portion of long-term debt	252	241
Amounts due to governmental entities	4,955	7,055
Income tax payable	3,499	—
Legal settlement payable	—	550
Total current liabilities	80,467	70,166
Deferred income taxes	31,941	23,729
Income tax payable	—	3,415
Revolving credit facility	87,000	98,000
Long-term debt, less current portion	544	543
Total liabilities	199,952	195,853
Noncontrolling interest-redeemable	12,567	12,408
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock – $0.01 par value: 40,000,000 shares authorized; 22,429,041 and 22,224,423 shares issued in 2016 and 2015, respectively	224	222
Treasury stock – 4,828,679 and 4,776,560 shares at cost, respectively	(39,135)	(37,139)
Additional paid-in capital	119,748	113,793
Retained earnings	314,289	277,706
Total LHC Group, Inc. stockholders’ equity	395,126	354,582
Noncontrolling interest – non-redeemable	6,426	3,211
Total stockholders’ equity	401,552	357,793
Total liabilities and stockholders’ equity	$614,071	$566,054

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2016	2015	2014

Net service revenue	$914,823	$816,366	$733,632
Cost of service revenue	557,650	480,878	434,775
Gross margin	357,173	335,488	298,857
Provision for bad debts	14,790	19,243	15,780
General and administrative expenses	270,622	247,919	233,898
Impairment of intangibles and other	—	1,273	3,646
Loss on disposal of assets	1,199	710	47
Operating income	70,562	66,343	45,486
Interest expense	(2,936)	(2,302)	(2,486)
Non-operating income	492	457	265
Income from continuing operations before income taxes and noncontrolling interests	68,118	64,498	43,265
Income tax expense	22,176	22,848	14,513
Income from continuing operations	45,942	41,650	28,752
Less net income attributable to noncontrolling interests	9,359	9,315	6,915
Net income attributable to LHC Group, Inc.’s common stockholders	$36,583	$32,335	$21,837
Earnings per share - basic:
Net income attributable to LHC Group, Inc.’s common stockholders	$2.08	$1.86	$1.27
Earnings per share - diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$2.07	$1.84	$1.26
Weighted average shares outstanding:
Basic	17,559,477	17,405,379	17,229,026
Diluted	17,682,820	17,547,531	17,315,333

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)

	LHC Group, Inc.						Noncontrolling interest -non- redeemable	Total equity	Non controlling interest - redeemable	Net income
	Common Stock				Additional paid-in capital	Retained earnings
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2013	$218	21,801,634	(34,715)	4,693,647	$103,972	$223,534	$2,875	$295,884	$11,258
Net income	—	—	—	—	—	21,837	1,214	23,051	5,701	28,752
Acquired noncontrolling interest	—	—	—	—	—	—	138	138	130
Sale of noncontrolling interest	—	—	—	—	161	—	—	161	—
Noncontrolling interest distributions	—	—	—	—	—	—	(1,271)	(1,271)	(5,572)
Purchase of additional controlling interest	—	—	—	—	(359)	—	—	(359)	—
Nonvested stock compensation	—	—	—	—	4,094	—	—	4,094	—
Issuance of vested stock	—	177,272	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(945)	40,716	—	—	—	(945)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	60	—	—	60	—
Issuance of common stock under Employee Stock Purchase Plan	2	36,305	—	—	780	—	—	782	—
Balances at December 31, 2014	$220	22,015,211	$(35,660)	4,734,363	$108,708	$245,371	$2,956	$321,595	$11,517
Net income	—	—	—	—	—	32,335	1,737	34,072	7,578	41,650
Acquired noncontrolling interest	—	—	—	—	—	—	155	155	—
Noncontrolling interest distributions	—	—	—	—	—	—	(1,637)	(1,637)	(6,687)
Purchase of additional controlling interest	—	—	—	—	(275)	—	—	(275)	—
Stock options exercised	—	9,500	—	—	144	—	—	144	—
Nonvested stock compensation	—	—	—	—	4,225	—	—	4,225	—
Issuance of vested stock	—	176,989	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,479)	42,197	—	—	—	(1,479)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	211	—	—	211	—
Issuance of common stock under Employee Stock Purchase Plan	2	22,723	—	—	780	—	—	782	—
Balances at December 31, 2015	$222	22,224,423	$(37,139)	4,776,560	$113,793	$277,706	$3,211	$357,793	$12,408
Net income	—	—	—	—	—	36,583	1,373	37,956	7,986	45,942
Acquired noncontrolling interest	—	—	—	—	—	—	1,783	1,783	—
Sale of noncontrolling interest	—	—	—	—	(931)	—	1,400	469
Noncontrolling interest distributions	—	—	—	—	—	—	(1,341)	(1,341)	(7,827)
Stock options exercised	—	5,500	—	—	109	—	—	109
Nonvested stock compensation	—	—	—	—	4,872	—	—	4,872
Issuance of vested stock	2	174,969	—	—	(2)	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,996)	52,119		—	—	(1,996)
Excess tax benefits-vesting nonvested stock	—	—	—	—	995	—	—	995
Issuance of common stock under Employee Stock Purchase Plan	—	24,149	—	—	912	—	—	912
Balances at December 31, 2016	$224	22,429,041	$(39,135)	4,828,679	$119,748	$314,289	$6,426	$401,552	$12,567

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$45,942	$41,650	$28,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,160	11,955	9,571
Provision for bad debts	14,790	19,243	15,780
Stock-based compensation expense	4,872	4,225	4,094
Deferred income taxes	7,402	1,518	2,402
Loss on disposal of assets	1,199	710	47
Impairment of intangibles and other	—	1,280	3,603
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(28,873)	(27,951)	(16,372)
Prepaid expenses and other assets	1,034	(3,793)	191
Prepaid income taxes	1,641	441	911
Accounts payable and accrued expenses	9,182	10,526	(10,460)
Income tax payable	84	—	—
Net amounts due to/from governmental entities	(1,961)	130	138
Net cash provided by operating activities	67,472	59,934	38,657
Investing activities
Cash paid for acquisitions, primarily goodwill and intangible assets	(23,156)	(70,572)	(73,933)
Purchases of property, building and equipment	(16,009)	(13,283)	(8,105)
Advanced payments on acquisitions	(11,488)	—	—
Other	273	—	—
Net cash (used in) investing activities	(50,380)	(83,855)	(82,038)
Financing activities
Proceeds from line of credit	38,000	83,000	75,000
Payments on line of credit	(49,000)	(45,000)	(37,000)
Excess tax benefits from vesting of stock awards	1,303	914	124
Proceeds from employee stock purchase plan	912	782	782
Payments on debt	(238)	(233)	(202)
Noncontrolling interest distributions	(9,413)	(8,324)	(6,843)
Payment of deferred financing fees	—	—	(852)
Purchase of additional controlling interest	—	(275)	(359)
Sale of noncontrolling interest	356	—	193
Withholding taxes paid on stock-based compensation	(1,996)	(1,479)	(945)
Proceeds from exercise of stock options	109	144	—
Net cash (used in) provided by financing activities	(19,967)	29,529	29,898
Change in cash	(2,875)	5,608	(13,483)
Cash at beginning of period	6,139	531	14,014
Cash at end of period	$3,264	$6,139	$531
Supplemental disclosures of cash flow information
Interest paid	$3,123	$1,870	$2,461
Income taxes paid	$11,533	$20,361	$11,781
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
See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care primarily for Medicare beneficiaries. The Company provides home health services, hospice services, community-based services, and facility-based services, the latter primarily through long-term acute care hospitals ("LTACHs"). As of December 31, 2016, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures and controlled affiliates, operated 372 service providers in 26 states within the continental United States.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the Company's accompanying consolidated financial statements and notes to the consolidated financial statements. Actual results could differ from those estimates.
The most significant estimates relate to revenue recognition, collectability of accounts receivable and impairment tests of goodwill and other indefinite-lived intangible assets. A description of the significant accounting policies and a discussion of the significant estimates and judgments associated with such policies are described below.
Principles of Consolidation
The consolidated financial statements include all subsidiaries and entities controlled by the Company through direct ownership of majority interest or controlling member ownership of such entities. Third party equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the Company’s consolidated financial statements.
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity for the periods presented for the years ending December 31:

Ownership type	2016	2015	2014
Wholly owned subsidiaries	57.2%	55.2%	53.5%
Equity joint ventures	41.2	42.9	43.9
Other	1.6	1.9	2.6
	100.0%	100.0%	100.0%
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
Other (License Leasing Arrangements and Management Services)
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
The following table sets forth the percentage of net service revenue earned by category of payor for the years ending December 31:

Payor	2016	2015	2014
Medicare	74.5%	74.5%	75.9%
Medicaid	1.8	1.5	1.4
Other	23.7	24.0	22.7
	100.0%	100.0%	100.0%
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
Final payments from Medicare may reflect adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required; (e) base payment adjustments for case-mix and geographic wage differences; and (f) 2% sequestration reduction for episodes beginning after March 31, 2013. Management estimates the adjustments outlined above based on historical experience and as changes become known, and records these adjustments during the period in which the services are provided to the patient. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.
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
Accounts Receivable and Allowances for Uncollectible Accounts
The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, Medicaid, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. Because Medicare is the Company’s primary payor, the credit risk associated with receivables from other payors is limited. The Company believes the credit risk associated with its Medicare accounts, which have historically exceeded 60.0% of its patient accounts receivable, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
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
Goodwill and Intangible Assets
The Company performs its annual impairment review of goodwill at November 30, and when a triggering event occurs between annual impairment tests. For 2016, the Company performed a qualitative assessment of goodwill and determined that it is not more likely than not that the fair values of its reporting units are less than the carrying amounts. The Company has not recognized any goodwill impairment charges in 2016, 2015 or 2014 related to the annual impairment testing.
Included in intangible assets are definite-lived assets subject to amortization such as non-compete agreements and defensive assets, which are defined as trade names that are not actively used. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from two to five years. The Company also has indefinite-lived assets that are not subject to amortization expense such as trade names, certificates of need and licenses to conduct specific operations within geographic markets. The Company has concluded that trade names, certificates of need and licenses have indefinite lives, because there are no legal, regulatory, contractual, economic or other factors that would limit the useful life of these intangible assets and the Company intends to renew and operate the certificates of need and licenses and use the trade names indefinitely. These indefinite-lived intangible assets are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. To determine whether an indefinite-lived intangible asset is impaired, the Company performs a qualitative assessment to support the conclusion that the indefinite-lived intangible asset is not impaired. Based on the results of that qualitative assessment, the Company may perform a quantitative test. The Company utilizes a relief-from-royalty method in its quantitative impairment test of trade names. Under this method, the fair value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for use over its estimated useful life. The Company utilizes the replacement cost approach in its quantitative impairment test for certificates of need and licenses. Under this method, assumptions are made about the cost to replace the certificates of need and licenses. During the twelve months ended December 31, 2016, the Company did not record an impairment charge related to indefinite-lived intangible assets. During the twelve months ended December 31 2015 and 2014, the Company recorded impairment charges related to indefinite-lived intangible assets of $0.6 million and $2.0 million, respectively.
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
Property, Building and Equipment
Property, building and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of buildings is 39 years, while the estimated useful lives of transportation equipment and furniture and other equipment range from 3 to 10 years. The useful life for leasehold improvements is the shorter of the lease term or the expected life of the leasehold improvement. Expenditures that increase capacities or extend useful lives are capitalized to the appropriate property, building and equipment accounts. Costs and related accumulated depreciation associated with assets that are sold or retired are written off and any gain or losses are recorded in operating income. Routine repairs and maintenance costs are expensed as incurred.
Property, building and equipment are reviewed whenever events or changes in circumstances occur that indicate possible impairment. There were no impairments recognized during the periods ended December 31, 2016, 2015 and 2014.
The following table describes the Company’s components of property, building and equipment for the years ended December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Land	$2,033	$2,033
Building and improvements	11,363	10,026
Transportation equipment	11,220	6,912
Fixed equipment	1,090	3,373
Office furniture and medical equipment	52,771	54,659
	78,477	77,003
Less accumulated depreciation	35,226	38,907
	$43,251	$38,096
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $12.2 million, $12.0 million and $9.6 million, respectively, which was recorded in general and administrative expenses. Amortization expense related to definite-lived intangible assets is included in depreciation expense.

Self Insurance Reserves

The Company maintains insurance programs, which include employee health insurance and workers' compensation. The Company's employee health insurance program is self-funded, with stop-loss coverage on claims that exceed $0.2 million for any individually covered employee or employee family member. The Company is responsible for workers' compensation claims up to $0.5 million per individual incident. The self insurance reserve payable reflects the current estimate of incurred but not reported losses, historical claims experience, and expected costs to settle unpaid claims. The Company records amounts due from insurance policies in other current assets while recording the estimated liability in self insurance reserves.

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
Earnings Per Share
The following table sets forth shares used in the computation of basic and diluted per share information for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Weighted average number of shares outstanding for basic per share calculation	17,559,477	17,405,379	17,229,026
Effect of dilutive potential shares:
Options	863	3,663	4,284
Nonvested restricted stock	122,480	138,489	82,023
Adjusted weighted average shares for diluted per share calculation	17,682,820	17,547,531	17,315,333
Antidilutive shares	219,855	200,525	173,360
Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-3, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-3") which requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from that liability. The Company adopted this standard during the year ended December 31, 2016. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest, which stated ASU No. 2015-3 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements; therefore, ASU No. 2015-3 will not have an effect on the Company's consolidated financial statements and related disclosures.
 Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers, ("ASU 2014-9") which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-9 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. As the Company progresses with evaluating the effect that ASU 2014-9 will have on its consolidated financial statements and related disclosures, the Company does not expect a material impact on its consolidated financial statements upon implementation on January 1, 2018. The Company has not yet selected a transition method.

In February 2016, the FASB issued ASU No. 2016-2, Leases, ("ASU 2016-2") which requires lessees to recognize qualifying leases on the statement of financial position. Qualifying leases will be classified as right-of-use assets and lease liabilities. The new standard is effective on January 1, 2019. Early adoption is permitted. ASU 2016-2 mandates a modified retrospective transition method for all entities. The Company anticipates that the adoption of ASU 2016-2 will result in a material increase in total assets and total liabilities. The Company continues to evaluate the effect that ASU 2016-2 will have on its related disclosures.

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

3. Acquisitions and Disposals

2016 Acquisitions
The total aggregate purchase price for the acquired 23 locations that occurred in 2016 was $24.1 million, of which $23.1 million was paid in cash. These providers conduct home health operations in Alabama, Arizona, Arkansas, Florida, Louisiana, and Oklahoma; hospice operations in Alabama, Arizona, Arkansas, Georgia, and Missouri; and physical therapy clinics in Arkansas.
The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition that occurred during the fourth quarter of 2016 have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2017.
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

The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired (amounts in thousands):

Consideration
Cash	$23,082
Fair value of total consideration transferred	23,082
Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	4,113
Certificates of needs/licenses	3,520
Other identifiable intangible assets	262
Other assets and (liabilities), net	(865)
Total identifiable assets	7,030
Noncontrolling interest	1,784
Goodwill, including noncontrolling interest of $1,275	$17,836

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

The Company has conducted an assessment of deferred income tax accounting and the calculation of the final net working capital adjustment and has recognized provision amounts in it is accounting for the acquisition of Halcyon for all identified liabilities in accordance with the requirements of ASC Topic 805. During the twelve months ended December 31, 2016, a decrease to net working capital adjustment of $2.0 million and an increase to deferred tax liabilities of $0.8 million were recorded in goodwill.

The following table contains unaudited pro forma consolidated income statement information assuming the 2016 acquisitions closed January 1, 2015 (amount in thousands, except earnings per share):

	2016	2015
Net service revenue	$936,621	$907,941
Operating income	71,977	64,547
Net income	37,521	31,217
Basic earnings per share	2.14	1.79
Diluted earnings per share	2.12	1.78

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

2015 Acquisitions
The total aggregate purchase price for the Company’s acquisitions, which closed in the twelve months ended December 31, 2015, was $71.4 million, of which $70.1 million was paid in cash. The purchase prices are determined based on an analysis of comparable acquisitions and the target market’s potential future cash flows. The Company expects its portion of goodwill to be fully tax deductible. The company paid $0.4 million in acquisition-related costs, which was recorded in general and administrative expenses.

4. Goodwill and Other Intangibles, Net

The following table summarizes changes in goodwill by reporting unit during the twelve months ended December 31, 2016 and 2015 (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Community- based reporting unit	Facility-based reporting unit	Total
Balance as of December 31, 2014	$196,296	$14,793	$17,339	$11,591	$240,019
Goodwill from acquisitions	7,069	43,343	638	—	51,050
Goodwill related to noncontrolling interests	14	—	22	—	36
Goodwill related to disposal	(384)	—	(27)	—	(411)
Balance as of December 31, 2015	$202,995	$58,136	$17,972	$11,591	$290,694
Goodwill from acquisitions	6,760	7,460	848	1,493	16,561
Goodwill related to noncontrolling interests	580	355	—	340	1,275
Goodwill related to prior period net working capital adjustments	504	(1,717)	—	—	(1,213)
Balance as of December 31, 2016	$210,839	$64,234	$18,820	$13,424	$307,317

The Company determined that there was no impairment for the goodwill of any reporting units as of December 31, 2016, 2015 and 2014 based on the Company's annual impairment testing; however, the Company did record $0.4 million and $0.2 million of disposal of goodwill during the years ended December 31, 2015 and 2014, respectively, due to the closure of underperforming locations. This was recorded in impairment of intangibles and other.

The Company performed an impairment analysis on its indefinite-lived intangible assets related to the Company's trade names, licenses and certificates of need and determined that it is not more likely than not that the fair values of the indefinite-lived intangible assets are less than its carrying amount as of November 30, 2016. During the years ended December 31, 2015 and 2014, an impairment charge of $0.6 million and $2.0 million, respectively, was recorded in impairment of intangibles and other.

The following tables summarize the changes in intangible assets during the twelve months ended December 31, 2016 and 2015 (amounts in thousands):

	December 31, 2016
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$64,672	$—	$64,672
Certificates of need/licenses	Indefinite	33,327	—	33,327
Total		97,999	—	97,999
Amortizing assets:
Trade names	8 months – 9 years	9,294	(5,991)	3,303
Non-compete agreements	2 months – 3 years	5,681	(4,977)	704
Total		14,975	(10,968)	4,007
Balance at December 31, 2016		$112,974	$(10,968)	$102,006

	December 31, 2015
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$60,762	$—	$60,762
Certificates of need/licenses	Indefinite	29,807	—	29,807
Total		$90,569	$—	$90,569
Amortizing assets:
Trade names	2 months – 5 years	$8,985	$(4,385)	$4,600
Non-compete agreements	3 months – 2 years	5,347	(4,111)	1,236
Total		14,332	(8,496)	5,836
Balance at December 31, 2015		$104,901	$(8,496)	$96,405

Intangible assets of $69.4 million, net of accumulated amortization, related to the home health services segment, $23.7 million related to the hospice segment, $7.4 million related to the community-based services segment and $1.5 million related to the facility-based services segment as of December 31, 2016. Amortization for the years ended December 31, 2016, 2015 and 2014 was $2.5 million, $1.9 million and $2.1 million, respectively, which was recorded in general and administrative expenses.
The estimated intangible asset amortization expense for each of the five years subsequent to December 31, 2016 is as follows (amounts in thousands):

Year	Amortization amount
2017	$2,037
2018	1,366
2019	353
2020	153
2021	22
Total	$3,931

5. Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows (amounts in thousands):

	2016	2015
Deferred tax assets:
Allowance for uncollectible accounts	$9,735	$9,048
Accrued employee benefits	5,532	5,260
Stock compensation	1,004	1,068
Accrued self-insurance	2,762	2,517
Acquisition costs	1,781	1,651
Net operating loss carry forward	1,880	983
Intangible asset impairment	38	43
Uncertain tax position—state tax portion	63	215
Uncertain tax position - interest expense	90	254
Other	155	93
Capital loss carryforward	154	—
Valuation allowance	(44)	(44)
Deferred tax assets	$23,150	$21,088
Deferred tax liabilities:
Amortization of intangible assets	(45,622)	(35,355)
Tax depreciation in excess of book depreciation	(8,397)	(8,201)
Prepaid expenses	(817)	(655)
Non-accrual experience accounting method	(255)	(606)
Deferred tax liabilities	(55,091)	(44,817)
Net deferred tax liability	$(31,941)	$(23,729)
Based on the Company’s historical pattern of taxable income, the Company believes it will produce sufficient income in the future to realize its deferred income tax assets. Management provides a valuation allowance for any net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.
The components of the Company’s income tax expense from continuing operations, less noncontrolling interest, were as follows (amounts in thousands):

	2016	2015	2014
Current:
Federal	$12,563	$18,094	$10,195
State	2,371	3,232	1,916
	14,934	21,326	12,111
Deferred:
Federal	6,223	1,389	2,187
State	1,019	133	215
	7,242	1,522	2,402
Total income tax expense	$22,176	$22,848	$14,513

A reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate for income taxes for each period is as follows:

	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8	3.9	3.5
Nondeductible expenses	2.6	2.5	2.3
Uncertain tax position	(3.3)	—	—
Credits and other	(0.4)	—	(0.9)
Effective tax rate	37.7%	41.4%	39.9%

The Company is subject to both federal tax and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2012. Tax year ending December 31, 2011 is still open due to being under current examination.
As of December 31, 2016, $1.3 million was recorded in income tax payable as an unrecognized tax benefit which, if recognized, would decrease the Company’s effective tax rate. All of the Company's unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011. On July 31, 2014, the Internal Revenue Service ("IRS") issued a notice of proposed adjustment asserting that a portion of the original tax deduction claimed by the Company associated with the settlement of the United States of America should be disallowed. In December 2016, the Company signed a final settlement offer from the IRS that reduced the unrecognized tax benefit from $3.4 million to $1.3 million. The Company received approval from Joint Committee Review in February 2017 to finalize the settlement. Due to the approval being received subsequent to year-end, the Company will continue to show the amount as an uncertain tax position as of December 31, 2016. A reconciliation of the total amounts of unrecognized tax benefits follows (amounts in thousands):

Total unrecognized tax benefits as of December 31, 2015	$3,415
Increases (decreases) in unrecognized tax benefits as a result of:
Tax positions taken during the current period	(2,100)
Total unrecognized tax benefits as of December 31, 2016	$1,315
The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. During the year ended December 31, 2016, the Company recognized a decrease of $0.4 million in interest expense and associated liability due to the decrease in the overall uncertain tax position. During the years ended December 31, 2015 and 2014, the Company recognized $0.2 million each year in interest expense, and recorded an accrued liability of interest payments related to uncertain tax positions.
6. Debt
Credit Facility
On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at either a (1) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or (2) Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. Borrowings under a Base Rate or Eurodollar Rate may be outstanding at any time; however, there shall not be more than 15 Eurodollar borrowings outstanding at any given time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at December 31, 2016 was 4.75% and the Eurodollar rate was 3.02%. As of December 31, 2016, the interest rate on outstanding borrowings was 3.02%.
As of December 31, 2016 the Company had $87.0 million drawn and letters of credit in the amount of $11.0 million outstanding under the credit facility. At December 31, 2015, the Company had $98.0 million drawn and letters of credit in the amount of $9.8 million outstanding under the credit facility.
The scheduled principal payments on long-term debt for each of the five years subsequent to December 31, 2016 is as follows (amounts in thousands):

Year	Principal payment amount
2017	$252
2018	267
2019	87,277
2020	—
2021	—
Total	$87,796

7. Stockholders’ Equity

Equity Based Awards
At the Company’s 2010 Annual Meeting of Stockholders, the stockholders of the Company approved the Company’s 2010 Long Term Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). A total of 1,500,000 shares of the Company’s common stock are reserved and 477,129 shares are available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee. The Compensation Committee will determine the exercise price for non-statutory stock options, which cannot be less than the fair market value of the Company's common stock as of the date of grant.
In the event of a change of control as defined in the 2010 Incentive Plan, all restricted periods and restrictions imposed on non-performance based restricted stock awards will lapse and outstanding options will become immediately exercisable in full.
Share Based Compensation
Stock Options
During the twelve months ended December 31, 2016, 5,500 options were exercised with an exercise price of $19.75. There were no options granted or forfeited during the twelve months ended December 31, 2016, and no options were issued or exercisable as of December 31, 2016. No compensation expense related to stock options grants was recorded in the years ended December 31, 2016, 2015 and 2014.
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
During 2016, 2015 and 2014, respectively, 220,800, 182,865 and 172,545 nonvested shares were granted to employees pursuant to the 2010 Incentive Plan.

The Company also issues nonvested stock to its independent directors of the Company’s Board of Directors. During 2016, 2015 and 2014, respectively, 15,300, 16,200 and 26,900 nonvested shares of stock were granted to the independent directors under the 2005 Director Compensation Plan. The shares issued under the 2005 Director Compensation Plan were drawn from the 1,500,000 shares reserved for issuance under the 2010 Incentive Plan. The shares fully vest one year from the date of the grant, except for grants provided to new directors, which one-third on each of the first three anniversaries of the grant date.
The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of nonvested shares granted during the years ended December 31, 2016, 2015 and 2014 were $37.99, $34.06 and $23.59, respectively.
The following table represents the nonvested stock activity for the year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1, 2016	527,091	$26.64
Granted	236,100	37.99
Vested	(174,969)	25.72
Forfeited	(13,511)	25.27
Nonvested shares outstanding at December 31, 2016	574,711	$31.61
As of December 31, 2016, there was $11.9 million of total unrecognized compensation cost related to non-vested shares granted. That cost is expected to be recognized over the weighted average period of 3.16 years. The total fair value of shares vested in the year ended December 31, 2016 was $4.5 million and the total fair value of shares vested in the years December 31, 2015 and 2014 was $4.1 million and $3.9 million, respectively. The Company records compensation expense related to non-vested share awards at the grant date for shares that are awarded fully vested and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $4.9 million, $4.2 million and $4.1 million in compensation expense related to non-vested stock grants in the years ended December 31, 2016, 2015 and 2014, respectively.

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
On June 20, 2013, the Amended and Restated Employee Stock Purchase Plan was approved by the Company’s stockholders. As a result of the amendment, the Employee Stock Purchase Plan was modified as follows:

•	An additional 250,000 shares of common stock were authorized for issuance over the term of the Employee Stock Purchase Plan.

•	The term of the Employee Stock Purchase Plan was extended from January 1, 2016 to January 1, 2023.

The following table represents the shares issued during 2016, 2015 and 2014 under the Employee Stock Purchase Plan:

	Number of Shares	Weighted Average Per Share Price
Shares available as of December 31, 2013	272,788
Shares issued in 2014	36,305	$21.49
Shares issued in 2015	22,723	$34.37
Shares issued in 2016	24,149	$37.79
Shares available as of December 31, 2016	189,611
Treasury Stock
In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. The Company redeemed 52,119, 42,197 and 40,716 shares of common stock related to these tax obligations during the years ended December 31, 2016, 2015 and 2014, respectively.
8. Leases
In certain instances, state laws may prohibit the sale of a home nursing agency or hospitals may be reluctant to sell their home health agencies. In these instances, the Company, through its wholly owned subsidiaries, enters into a lease agreement for a Medicare and Medicaid license, as well as the associated provider number to provide home health or hospice services. As of December 31, 2016, the Company had three license lease arrangements to operate four home nursing agencies and three hospice agencies.
One of the leases was entered into in 2007 and expires in 2017. Expense related to this lease was $0.2 million for each of the years ended December 31, 2016, 2015, and 2014, respectively. Payment due under this lease is $0.2 million in 2017.
Two of the leases were amended during 2010 to extend the lease terms to one year with an automatic renewal clause for additional consecutive one year terms. Expense related to these leases was $0.4 million, $0.5 million, and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The lease payments associated with these leases are based on a percentage of quarterly net profits; therefore, the future payments will vary with the future profits.

The Company leases office space and equipment at its various locations. Many of the leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will be renewed or, upon making a decision to relocate, replaced by leases for new locations. Operating lease terms range from three to ten years. Rent expense includes insurance, maintenance, and other costs as required by the lease. Total rental expense was $20.8 million, $20.7 million and $21.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company began participating in a fleet program during 2014. The program allows employees that drive over 12,000 miles on an annual basis to qualify for a vehicle; all participation is voluntary. The individual operating leases are for a minimum of 12 months. Fleet expense was $5.3 million, $7.2 million and $3.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum rental commitments under non-cancelable operating leases are as follows (amounts in thousands):

Year	Total
2017	$17,785
2018	11,439
2019	7,617
2020	5,064
2021	3,744

Thereafter	5,627
$51,276
9. Employee Benefit Plan
Defined Contribution Plan
The Company sponsors a 401(k) plan for all eligible employees. The plan allows participants to contribute up to $18,000 in 2016, tax deferred (subject to IRS guidelines). The plan also allows discretionary Company contributions as determined by the Company’s Board of Directors. Effective January 1, 2006, the Company implemented a discretionary match of up to two percent of participating employee contributions. The employer contribution will vest 20% after two years and 20% each additional year until it is fully vested in year six. Contribution expense to the Company was $6.3 million, $5.4 million and $4.7 million in the years ended December 31, 2016, 2015 and 2014, respectively.

10. Commitments and Contingencies
Contingencies
The Company provides services in a highly regulated industry and is a party to various proceedings and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including audits by Zone Program Integrity Contractors ("ZPICs") and Recovery Audit Contractors ("RACs") and investigations resulting from the Company's obligation to self-report suspected violations of law). Management cannot predict the ultimate outcome of any regulatory and other governmental and internal audits and investigations. The DOJ, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses in the future. These matters could potentially subject the Company to sanctions, damages, recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.
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

The following tables summarize the Company’s segment information for the twelve months ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	Year Ended December 31, 2016
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$665,896	$134,948	$43,891	$70,088	$914,823
Cost of service revenue	398,450	83,359	32,603	43,238	557,650
Provision for bad debts	9,609	3,401	797	983	14,790
General and administrative expenses	203,418	37,207	8,785	21,212	270,622
Loss (gain) on disposal of assets	857	338	49	(45)	1,199
Operating income	53,562	10,643	1,657	4,700	70,562
Interest expense	(2,216)	(317)	(144)	(259)	(2,936)
Non-operating income	422	25	14	31	492
Income from continuing operations before income taxes and noncontrolling interests	51,768	10,351	1,527	4,472	68,118
Income tax expense	16,505	3,485	651	1,535	22,176
Income from continuing operations	35,263	6,866	876	2,937	45,942
Less net income (loss) attributable to noncontrolling interests	6,876	1,867	(58)	674	9,359
Net income attributable to LHC Group, Inc.’s common stockholders	$28,387	$4,999	$934	$2,263	$36,583
Total assets	$427,782	$116,090	$33,520	$36,679	$614,071

	Year Ended December 31, 2015
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$613,188	$85,854	$41,202	$76,122	$816,366
Cost of service revenue	354,750	50,906	29,076	46,146	480,878
Provision for bad debts	15,736	1,002	1,816	689	19,243
General and administrative expenses	190,591	26,437	8,465	22,426	247,919
Impairment of intangibles and other	1,245	—	28	—	1,273
Loss on disposal of assets	544	80	41	45	710
Operating income	50,322	7,429	1,776	6,816	66,343
Interest expense	(1,819)	(253)	(23)	(207)	(2,302)
Non-operating income	397	38	3	19	457
Income from continuing operations before income taxes and noncontrolling interests	48,900	7,214	1,756	6,628	64,498
Income tax expense	17,173	2,541	787	2,347	22,848
Income from continuing operations	31,727	4,673	969	4,281	41,650

Less net income (loss) attributable to noncontrolling interests	7,424	1,077	(144)	958	9,315
Net income attributable to LHC Group, Inc.’s common stockholders	$24,303	$3,596	$1,113	$3,323	$32,335
Total assets	$394,392	$101,641	$31,235	$38,786	$566,054

	Year Ended December 31, 2014
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$564,966	$67,621	$27,698	$73,347	$733,632
Cost of service revenue	329,856	39,804	19,611	45,504	434,775
Provision for bad debts	13,072	909	873	926	15,780
General and administrative expenses	187,280	18,875	6,551	21,192	233,898
Impairment of intangibles and other	3,269	202	—	175	3,646
Loss on disposal of assets	1	7	—	39	47
Operating income	31,488	7,824	663	5,511	45,486
Interest expense	(1,969)	(249)	(19)	(249)	(2,486)
Non-operating income	201	43	2	19	265
Income from continuing operations before income taxes and noncontrolling interests	29,720	7,618	646	5,281	43,265
Income tax expense	10,999	1,955	105	1,454	14,513
Income from continuing operations	18,721	5,663	541	3,827	28,752
Less net income attributable to noncontrolling interests	5,121	1,122	(36)	708	6,915
Net income attributable to LHC Group, Inc.’s common stockholders	$13,600	$4,541	$577	$3,119	$21,837
Total assets	$386,511	$34,847	$34,027	$36,354	$491,739

12. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values. The estimated fair value of intangible assets was calculated using level 3 inputs based on the present value of anticipated future benefits. For the year ended December 31, 2016, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximates current rates.
13. Allowance for Uncollectible Accounts
The following table summarizes the activity and ending balances in the allowance for uncollectible accounts for the twelve months ended December 31, 2016, 2015 and 2014 (amounts in thousands):

Year	Beginning of Year Balance	Additions	Deductions	End of Year Balance
2016	$26,712	$14,790	$12,466	$29,036
2015	18,582	19,243	11,113	26,712
2014	14,334	15,780	11,532	18,582
14. Concentration of Risk
The Company’s Louisiana facilities accounted for approximately 18.5%, 21.0% and 22.7% of net service revenue during the years ended December 31, 2016, 2015 and 2014, respectively. Any material change in the current economic or competitive conditions in Louisiana could have a disproportionate effect on the Company’s overall business results.
15. Unaudited Summarized Quarterly Financial Information
The following table represents the Company’s unaudited quarterly results of operations (amounts in thousands, except share data):

	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016
Net service revenue	$222,552	$226,031	$230,797	$235,443
Gross margin	86,951	88,903	89,965	91,354
Net income attributable to LHC Group, Inc.’s common stockholders	7,686	9,464	9,616	9,817
Net income attributable to LHC Group' Inc.'s common stockholders
Basic earnings per share:	$0.44	$0.54	$0.55	$0.56
Diluted earnings per share:	$0.44	$0.54	$0.54	$0.55
Weighted average shares outstanding:
Basic	17,485,766	17,566,097	17,588,163	17,597,190
Diluted	17,633,549	17,685,147	17,719,473	17,764,066

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Net service revenue	$193,079	$200,172	$204,122	$218,993
Gross margin	78,653	83,533	83,249	90,053
Net income attributable to LHC Group, Inc.’s common stockholders	6,805	8,950	8,845	7,735
Net income attributable to LHC Group' Inc.'s common stockholders
Basic earnings per share:	$0.39	$0.51	$0.51	$0.44
Diluted earnings per share:	$0.39	$0.51	$0.50	$0.44
Weighted average shares outstanding:
Basic	17,322,791	17,410,971	17,436,731	17,447,691
Diluted	17,489,483	17,529,100	17,610,953	17,647,483
Because of the method used to calculate per share amounts, quarterly per share amounts may not necessarily total to the per share amounts for the entire year.

16. Subsequent Event
On November 1, 2016, the Company entered into a definitive agreement to form a joint venture with LifePoint Health, Inc. ("LifePoint"). LifePoint will contribute all of its existing home health and hospice agencies to the joint venture and the Company will contribute certain existing home health agencies to the joint venture in areas serviced by LifePoint hospitals. The first phase of the contributions occurred on January 1, 2017 and the remaining phases will occur over 2017 and 2018. When the contributions are complete, the joint venture will operate 39 home health agencies and 12 hospice agencies. On December 30, 2016, the Company contributed $11.5 million to the joint venture in relation to the first phase. This was recorded in Other Assets on the Company's Consolidated Balance Sheets.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

March 9, 2017	/s/ KEITH G. MYERS
Keith G. Myers
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith G. Myers and Joshua L. Proffitt and either of them (with full power in each to act alone) as true and lawful attorneys-in-fact with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEITH G. MYERS Keith G. Myers	Chief Executive Officer and Chairman of the Board of Directors	March 9, 2017

/s/ JOSHUA L. PROFFITT Joshua L. Proffitt	Executive Vice President, Chief Financial Officer, Principal Accounting Officer	March 9, 2017

/s/ MONICA F. AZARE Monica F. Azare	Director	March 9, 2017

/s/ JOHN B. BREAUX John B. Breaux	Director	March 9, 2017

/s/ JOHN L. INDEST John L. Indest	Director	March 9, 2017

/s/ GEORGE A. LEWIS George A. Lewis	Director	March 9, 2017

/s/ RONALD T. NIXON Ronald T. Nixon	Director	March 9, 2017

/s/ CHRISTOPHER S. SHACKELTON Christopher S. Shackelton	Director	March 9, 2017

/s/ W.J. “BILLY” TAUZIN W.J. “Billy” Tauzin	Director	March 9, 2017

/s/ KENNETH E. THORPE Kenneth E. Thorpe	Director	March 9, 2017

/s/ BRENT TURNER Brent Turner	Director	March 9, 2017

/s/ DAN S. WILFORD Dan S. Wilford	Director	March 9, 2017
EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as Exhibit 3.1 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005).

3.2	Bylaws of LHC Group, Inc., as amended on December 3, 2007 (previously filed as Exhibit 3.2 to LHC Group’s Form 10-Q for the quarterly period ended March 31, 2008, filed on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.1+	LHC 2003 Key Employee Equity Participation Plan (previously filed as Exhibit 10.3 to LHC Group’s Form S-1 (File No. 333-120792) filed on November 26, 2004).

10.2+	LHC Group, Inc. 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.4 to the Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.3+	LHC Group, Inc. 2010 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to LHC Group’s Form 10-Q for the quarterly period ended June 30, 2010, filed on August 6, 2010).

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

10.8+	Amended and Restated Employment Agreement between Keith G. Myers and LHC Group, Inc. dated April 1, 2014 (previously filed as Exhibit 10.1 to the Form 8-K filed April 4, 2014).

10.9+	Amended and Restated Employment Agreement between Donald D. Stelly and LHC Group, Inc. dated June 1, 2016 (previously filed as Exhibit 10.1 to the Form 8-K filed June 3, 2016).

10.10+	Amended and Restated Employment Agreement between Joshua L. Proffitt and LHC Group, Inc. dated September 12, 2016 (previously filed as Exhibit 10.2 to the Form 8-K filed November 3, 2016).
10.11+
Amendment to LHC Group, Inc. Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, effective January 20, 2015. (previously filed as Exhibit 10.1 to LHC Group's Form 10-Q filed on May 7, 2015).

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joshua L. Proffitt, Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
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