Form 10-Q
period 2017-03-31
LHC Group, Inc
filed 2017-05-04
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of May 1, 2017: 18,280,040 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$16,781	$3,264
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $27,641 and $29,036, respectively	125,455	124,803
Other receivables	7,008	5,115
Amounts due from governmental entities	830	942
Total receivables, net	133,293	130,860
Prepaid expenses	10,769	9,821
Other current assets	6,289	5,796
Total current assets	167,132	149,741
Property, building and equipment, net of accumulated depreciation of $36,614 and $35,226, respectively	43,088	43,251
Goodwill	319,045	307,317
Intangible assets, net of accumulated amortization of $11,601 and $10,968, respectively	106,626	102,006
Other assets	6,834	11,756
Total assets	$642,725	$614,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$34,569	$26,805
Salaries, wages, and benefits payable	45,056	34,265
Self-insurance reserve	11,776	10,691
Current portion of long-term debt	255	252
Amounts due to governmental entities	3,858	4,955
Income tax payable	3,663	3,499
Total current liabilities	99,177	80,467
Deferred income taxes	32,416	31,941
Revolving credit facility	78,000	87,000
Long-term debt, less current portion	476	544
Total liabilities	210,069	199,952
Noncontrolling interest — redeemable	12,893	12,567
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 22,604,974 and 22,429,041 shares issued in 2017 and 2016, respectively	226	224
Treasury stock — 4,881,623 and 4,828,679 shares at cost, respectively	(41,704)	(39,135)
Additional paid-in capital	121,137	119,748
Retained earnings	323,756	314,289
Total LHC Group, Inc. stockholders’ equity	403,415	395,126
Noncontrolling interest — non-redeemable	16,348	6,426
Total equity	419,763	401,552
Total liabilities and equity	$642,725	$614,071
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net service revenue	$246,618	$222,552
Cost of service revenue	154,370	135,601
Gross margin	92,248	86,951
Provision for bad debts	2,369	4,601
General and administrative expenses	72,011	66,240
Operating income	17,868	16,110
Interest expense	(780)	(885)
Income before income taxes and noncontrolling interest	17,088	15,225
Income tax expense	5,173	5,342
Net income	11,915	9,883
Less net income attributable to noncontrolling interests	2,448	2,197
Net income attributable to LHC Group, Inc.’s common stockholders	$9,467	$7,686
Earnings per share attributable to LHC Group, Inc.'s common stockholders:
Basic	$0.54	$0.44
Diluted	$0.53	$0.44
Weighted average shares outstanding:
Basic	17,643,463	17,485,766
Diluted	17,817,880	17,633,549

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2016	$224	22,429,041	$(39,135)	(4,828,679)	$119,748	$314,289	$6,426	$401,552
Net income	—	—	—	—	—	9,467	61	9,528
Acquired noncontrolling interest	—	—	—	—	—	—	9,398	9,398
Sale of noncontrolling interest	—	—	—	—	(446)	—	877	431
Noncontrolling interest distributions	—	—	—	—	—	—	(414)	(414)
Nonvested stock compensation	—	—	—	—	1,581	—	—	1,581
Issuance of vested stock	2	170,042	—	—	(2)	—	—	—
Treasury shares redeemed to pay income tax	—	—	(2,569)	(52,944)	—	—	—	(2,569)
Issuance of common stock under Employee Stock Purchase Plan	—	5,891	—	—	256	—	—	256
Balance as of March 31, 2017	$226	22,604,974	$(41,704)	(4,881,623)	$121,137	$323,756	$16,348	$419,763

(1)
Net income excludes net income attributable to noncontrolling interest-redeemable of $2.4 million during the three months ending March 31, 2017. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$11,915	$9,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,190	2,948
Provision for bad debts	2,369	4,601
Stock-based compensation expense	1,581	982
Deferred income taxes	475	(124)
Loss on disposal of assets	152	204
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(341)	(12,446)
Prepaid expenses and other assets	(2,413)	(162)
Prepaid income taxes	—	374
Accounts payable and accrued expenses	18,524	13,110
Income taxes payable	164	—
Net amounts due to/from governmental entities	(985)	(2,209)
Net cash provided by operating activities	34,631	17,161
Investing activities:
Purchases of property, building and equipment	(2,523)	(2,622)
Cash paid for acquisitions, primarily goodwill and intangible assets	(449)	(10,577)
Advanced payments on acquisitions	(4,487)	—
Other	—	273
Net cash used in investing activities	(7,459)	(12,926)
Financing activities:
Proceeds from line of credit	5,000	4,000
Payments on line of credit	(14,000)	(6,000)
Proceeds from employee stock purchase plan	256	230
Payments on debt	(65)	(56)
Noncontrolling interest distributions	(2,391)	(2,185)
Sale of noncontrolling interest	114	—
Excess tax benefits from vesting of stock awards	—	651
Withholding taxes paid on stock-based compensation	(2,569)	(1,421)
Net cash used in financing activities	(13,655)	(4,781)
Change in cash	13,517	(546)
Cash at beginning of period	3,264	6,139
Cash at end of period	$16,781	$5,593
Supplemental disclosures of cash flow information:
Interest paid	$721	$749
Income taxes paid	$4,580	$4,466
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care. The Company provides home health services, hospice services, community-based services, and facility-based services, the latter primarily through long-term acute care hospitals (“LTACHs”). As of March 31, 2017, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements, operated 403 service providers in 27 states within the continental United States.
Unaudited Interim Financial Information
The condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, and the related condensed consolidated statements of income for the three months ended March 31, 2017 and 2016, condensed consolidated statement of changes in equity for the three months ended March 31, 2017, condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 and related notes (collectively, these financial statements and the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2017, which includes information and disclosures not included herein.
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
Principles of Consolidation
The interim financial information includes all subsidiaries and entities controlled by the Company through direct ownership of majority interest or controlling member ownership of such entities. Third party equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the Company’s interim financial information.
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended March 31,
Ownership type	2017	2016
Wholly-owned subsidiaries	54.2%	56.7%
Equity joint ventures	44.1	41.6
Other	1.7	1.7
	100.0%	100.0%
All significant intercompany accounts and transactions have been eliminated in the Company’s accompanying interim financial information. Business combinations accounted for under the acquisition method have been included in the interim financial information from the respective dates of acquisition.
The Company consolidates its equity joint ventures as the Company has voting control over the entities. The members of the Company’s equity joint ventures participate in profits and losses in proportion to their equity interests. The Company also consolidates entities which have license leasing arrangements as the Company owns 100% of the equity of these subsidiaries and consolidates them based on such ownership.
The Company has various management services agreements under which the Company manages certain operations of agencies. The Company does not consolidate these agencies because the Company does not have an ownership interest in, and does not have an obligation to absorb losses of the entities that own the agencies or the right to receive the benefits from those entities.
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
Payor:	2017	2016
Medicare	72.1%	74.4%
Medicaid	1.6	1.7
Other	26.3	23.9
	100.0%	100.0%
Medicare
Home Health
The Company’s home health Medicare patients are classified into one of 153 home health resource groups prior to receiving services. Based on the patient’s home health resource group, the Company is entitled to receive a standard prospective Medicare payment for delivering care over a 60-day period referred to as an episode. The Company recognizes revenue based on the number of days elapsed during an episode of care within the reporting period.
Final payments from Medicare may reflect adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required; (e) base payment adjustments for case-mix and geographic wage differences; or (f) 2% sequestration reduction for episodes beginning after March 31, 2013. Adjustments outlined above are automatically recognized in net service revenue when changes occur during the period in which the services are provided to the patient. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.
Hospice Services
Hospice services provided by the Company are paid by Medicare under a per diem payment system. The Company receives one of four predetermined daily or hourly rates based upon the level of care the Company furnished. The Company records net service revenue from hospice services based on the daily or hourly rate and recognizes revenue as hospice services are provided.
Hospice payments are subject to an inpatient cap and an overall Medicare payment cap. The inpatient cap relates to individual programs receiving more than 20% of total Medicare reimbursement from inpatient care services and the overall Medicare payment cap relates to individual providers receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors its limits on a provider-by-provider basis and records an estimate of its liability for reimbursements received in excess of the cap amount. Beginning with the cap year October 1, 2014, CMS implemented a new process requiring hospice providers to self-report their cap liabilities and remit applicable payment by March 31 of the following year.
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
Accounts Receivable and Allowances for Uncollectible Accounts
The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. The Company believes the credit risk associated with its Medicare accounts, which have historically exceeded 50% of its patient accounts receivable, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
The amount of the provision for bad debts is based upon the Company’s assessment of historical and expected net collections, business and economic conditions and trends in government reimbursement. Uncollectible accounts are written off when the Company has determined the account will not be collected.
A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for anticipated payment (“RAP”). The Company submits a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed. The RAP received for that particular episode is deducted from the final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAP received for that episode will be recouped by Medicare from any other Medicare claims in process for that particular provider. The RAP and final claim must then be resubmitted. For subsequent episodes of care contiguous with the first episode of care for a particular patient, the Company submits a RAP for 50% instead of 60% of the estimated reimbursement.
The Company’s Medicare population is paid at prospectively set amounts that can be determined at the time services are rendered. The Company’s Medicaid reimbursement is based on a predetermined fee schedule applied to each individual service it provides. The Company’s managed care contracts are structured similar to either the Medicare or Medicaid payment methodologies. Because of its payor mix, the Company is able to calculate its actual amount due at the patient level and adjust the gross charges down to the actual amount at the time of billing. This negates the need to record an estimated contractual allowance when reporting net service revenue for each reporting period.
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
The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended March 31,
	2017	2016
Weighted average number of shares outstanding for basic per share calculation	17,643,463	17,485,766
Effect of dilutive potential shares:
Options	—	2,023
Nonvested stock	174,417	145,760
Adjusted weighted average shares for diluted per share calculation	17,817,880	17,633,549
Anti-dilutive shares	151,010	181,101
Recently Adopted Accounting Pronouncements
In March 2016, as part of its Simplification Initiative, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation ("ASU 2016-09"), which finalized Proposed ASU No. 2015-270 of the same name, and seeks to reduce complexity in accounting standards. The areas for simplification in ASU 2016-09, involve several aspects of the accounting for share-based payment transaction, including (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, (6) the practical expedient for estimating the expected term, and (7) intrinsic value. The Company adopted the new standard on its effective date on January 1, 2017 and elected to apply this adoption prospectively.
All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company's consolidated financial statements in the reporting period in which they occur. The Company recorded excess tax benefits of $0.8 million in income tax expense for the three months ended March 31, 2017. Additionally, the Company elected to continue to apply an estimated rate of forfeiture to its compensation expense for share-based awards.
Recently Issued Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09") which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. As the Company progresses with evaluating the effect that

ASU 2014-09 will have on its consolidated financial statements and related disclosures, the Company does not expect a material impact on its consolidated financial statements upon implementation on January 1, 2018. The Company has not yet selected a transition method.
In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02") which requires lessees to recognize qualifying leases on the statement of financial position. Qualifying leases will be classified as right-of-use assets and lease liabilities. The new standard is effective on January 1, 2019. Early adoption is permitted. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company anticipates that the adoption of ASU 2016-02 will result in a material increase in total assets and total liabilities. The Company continues to evaluate the effect that ASU 2016-02 will have on its related disclosures.
3. Acquisitions and Disposals

On January 1, 2017, the Company formed a joint venture with LifePoint Health, Inc. ("LifePoint"). LifePoint contributed 12 home health agencies, seven hospice agencies, and one in-patient hospice unit to the joint venture. The Company acquired majority ownership of the membership interests of these agencies. These providers conduct home health operations in Arizona, Colorado, Louisiana, Tennessee, Texas, and Virginia; and hospice operations in North Carolina, Pennsylvania, Tennessee, and Virginia.
In a separate transaction, the Company acquired a pharmacy, which is reported in the facility-based services segment, during the three months ended March 31, 2017.
The total aggregate purchase price for these transactions was $11.9 million, of which $10.4 million was paid in December 2016 and the remainder was primarily paid in cash in the three months ended March 31, 2017. The purchase prices are determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.
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
The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired (amounts in thousands):

Consideration
Cash	$10,880
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed
Patient accounts receivable	4,399
Trade name	2,200
Certificates of needs/licenses	3,271
Other identifiable intangible assets	6
Other assets and (liabilities), net	(984)
Total identifiable assets	8,892
Noncontrolling interest	9,398
Goodwill, including noncontrolling interest of $4,956	$11,386

The Company conducted a preliminary assessment and has recognized provisional amounts in its initial accounting for the acquisition of the majority ownership in the LifePoint joint venture partnership for all identified assets in accordance with the requirements of ASC Topic 805. The Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identified adjustments to the assets purchased initially recognized, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.

On April 1, 2017, LifePoint contributed seven home health agencies and five hospice agencies to the joint venture. The Company paid $4.5 million for this contribution on March 31, 2017, which is recorded in Other Assets on the consolidated balance sheet.

4. Goodwill and Intangibles
The changes in recorded goodwill by reporting unit for the three months ended March 31, 2017 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Community - based reporting unit	Facility-based reporting unit	Total
Balance as of December 31, 2016	$210,839	$64,234	$18,820	$13,424	$307,317
Goodwill from acquisitions	3,092	2,966	—	372	6,430
Goodwill related to noncontrolling interests	2,529	2,427	—	—	4,956
Goodwill related to prior period net working capital adjustments............................................	(5)	—	—	347	342
Balance as of March 31, 2017	$216,455	$69,627	$18,820	$14,143	$319,045
Intangible assets consisted of the following as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$66,605	$—	$66,605
Certificates of need/licenses	Indefinite	36,598	—	36,598
Total		$103,203	$—	$103,203
Definite-lived assets:
Trade names	5 months — 9 years	$9,292	$(6,395)	$2,897
Non-compete agreements	1 month — 3 years	5,732	(5,206)	526
Total		$15,024	$(11,601)	$3,423
Balance as of March 31, 2017		$118,227	$(11,601)	$106,626

	December 31, 2016
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$64,672	$—	$64,672
Certificates of need/licenses	Indefinite	33,327	—	33,327
Total		$97,999	$—	$97,999
Definite-lived assets:
Trade names	8 months — 9 years	$9,294	$(5,991)	$3,303
Non-compete agreements	2 months — 3 years	5,681	(4,977)	704
Total		$14,975	$(10,968)	$4,007
Balance as of December 31, 2016		$112,974	$(10,968)	$102,006

Intangible assets of $72.2 million, net of accumulated amortization, were related to the home health services segment, $25.9 million were related to the hospice services segment, $7.4 million were related to the community-based services segment, and $1.1 million were related to the facility-based services segment as of March 31, 2017. The Company recorded $0.6 million of amortization expense during the three months ended March 31, 2017 and 2016. This was recorded in general and administrative expenses.

5. Debt
Credit Facility
On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The Credit Agreement replaced the Third Amended and Restated Credit Agreement with Capital One, National Association, dated August 31, 2012. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at either a (1) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or (2) Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at the same time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at March 31, 2017 was 5.00% and the Eurodollar rate was 2.98%.
As of March 31, 2017 and December 31, 2016, respectively, the Company had $78.0 million and $87.0 million drawn and letters of credit totaling $11.0 million outstanding under its credit facilities with Capital One, National Association.
As of March 31, 2017, the Company had $136.0 million available for borrowing under the Credit Agreement with Capital One, National Association.

6. Stockholder’s Equity
Equity Based Awards
The 2010 Long Term Incentive Plan (the “2010 Incentive Plan”) is administered by the Compensation Committee of the Company’s Board of Directors. A total of 1,500,000 shares of the Company’s common stock were reserved and 379,063 shares are currently available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
During the three months ended March 31, 2017, the Company’s independent directors were granted 11,700 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the three months ended March 31, 2017, employees were granted 139,310 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares vest over a five year period, conditioned on continued employment. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the three months ended March 31, 2017 was $48.52.
The following table represents the nonvested stock activity for the three months ended March 31, 2017:

	Number of shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2016	574,711	$31.61
Granted	151,010	$48.52
Vested	(170,042)	$28.46
Nonvested shares outstanding as of March 31, 2017	555,679	$37.17
During the three months ended March 31, 2017, an independent director of the Company received a share based award, which will be settled in cash at March 1, 2018. The amount of such cash payment will equal the fair market value of 1,300 shares on the settlement date.
As of March 31, 2017, there was $17.9 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.47 years. The total fair value of shares of common stock vested during the three months ended March 31, 2017 was $4.8 million. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $1.6 million and $1.0 million of compensation expense related to nonvested stock grants in the three months ended March 31, 2017 and 2016, respectively.
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
The table below details the shares of common stock issued during 2017:

	Number of shares	Per share price
Shares available as of December 31, 2016	189,611
Shares issued during three months ended March 31, 2017	5,891	$43.42
Shares available as of March 31, 2017	183,720
Stock Options
There were no options issued or exercisable as of March 31, 2017. During the three months ended March 31, 2017, no options were exercised or forfeited and no options were granted. No compensation expense related to stock options was recorded during the three months ended March 31, 2017.
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the three months ended March 31, 2017, the Company redeemed 52,944 shares of common stock valued at $2.6 million, related to these tax obligations.
7. Commitments and Contingencies
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
The following table summarizes the activity of noncontrolling interest-redeemable for the three months ended March 31, 2017 (amounts in thousands):

Balance as of December 31, 2016	$12,567
Net income attributable to noncontrolling interest-redeemable	2,387
Noncontrolling interest-redeemable distributions	(1,977)
Sale of noncontrolling interest-redeemable	(84)
Balance as of March 31, 2017	$12,893
9. Allowance for Uncollectible Accounts
The following table summarizes the activity in the allowance for uncollectible accounts for the three months ended March 31, 2017 (amounts in thousands):

Balance as of December 31, 2016	$29,036
Additions	2,369
Deductions	(3,764)
Balance as of March 31, 2017	$27,641

The allowance for uncollectible accounts decreased from 18.9% of patient accounts receivable to 18.1% over the three months ended March 31, 2017. This was due to a reduction in provision for bad debts due to improved cash collections due to the maturity of the Company's back office and field operations related to the use of the point-of-care platform and other technology advancements in reporting and analytics.
10. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the three months ended March 31, 2017, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximate current rates.
11. Segment Information
The Company’s reportable segments consist of home health services, hospice services, community-based services, and facility-based services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements.
The following tables summarize the Company’s segment information for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended March 31, 2017
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$182,141	$36,445	10,816	$17,216	$246,618
Cost of service revenue	112,086	23,273	7,948	11,063	154,370
Provision for bad debts	1,483	497	275	114	2,369
General and administrative expenses	53,922	10,406	2,311	5,372	72,011
Operating income	14,650	2,269	282	667	17,868
Interest expense	(585)	(117)	(39)	(39)	(780)
Income before income taxes and noncontrolling interest	14,065	2,152	243	628	17,088
Income tax expense	4,253	659	83	178	5,173
Net income	9,812	1,493	160	450	11,915
Less net income attributable to noncontrolling interests	2,028	286	8	126	2,448
Net income attributable to LHC Group, Inc.’s common stockholders	$7,784	$1,207	$152	$324	$9,467
Total assets	$447,807	$126,068	$32,961	$35,889	$642,725

	Three Months Ended March 31, 2016
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$161,387	$30,824	$10,443	$19,898	$222,552
Cost of service revenue	96,712	19,627	7,727	11,535	135,601
Provision for bad debts	3,455	775	82	289	4,601
General and administrative expenses	49,558	8,990	2,079	5,613	66,240
Operating income	11,662	1,432	555	2,461	16,110
Interest expense	(678)	(91)	(41)	(75)	(885)
Income before income taxes and noncontrolling interest	10,984	1,341	514	2,386	15,225
Income tax expense	3,850	420	228	844	5,342
Net income	7,134	921	286	1,542	9,883
Less net income attributable to noncontrolling interests	1,594	317	(43)	329	2,197
Net income attributable to LHC Group, Inc.’s common stockholders	$5,540	$604	$329	$1,213	$7,686
Total assets	$400,924	$111,308	$33,133	$37,488	$582,853

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after March 31, 2017;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any regulatory changes under the new presidential administration;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with SEC laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in our future interpretations of fraud, anti-kickback or other laws.
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

Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), as updated by our subsequent filings with the SEC. This report should be read in conjunction with the 2016 Form 10-K, and all of our other filings, including quarterly reports on Form 10-Q and current reports on Form 8-K made with the SEC through the date of this report.
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
OVERVIEW
We provide high quality cost-effective post-acute health care services to our patients through our home nursing agencies, hospice agencies, community-based agencies, and long-term acute care hospitals ("LTACHs"). As of March 31, 2017, we have 403 service providers in 27 states. Our services are classified into four segments: (1) home health services; (2) hospice services; (3) community-based services and (4) facility-based services offered through our LTACHs.
Through our home health services segment, we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational and speech therapy. As of March 31, 2017, we operated 305 home health services locations, of which 164 are wholly-owned, 126 are majority-owned through equity joint ventures, three are under license lease arrangements and the operations of the remaining twelve locations are only managed by us. We intend to increase the number of home nursing agencies that we operate through continued acquisitions and organic development.
Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of March 31, 2017, we operated 73 hospice locations, of which 49 are wholly-owned, 22 are majority-owned through equity joint ventures and two are under license lease arrangements. We intend to increase the number of hospice agencies that we operate through continued acquisitions and organic development.
Through our community-based services segment, our services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of March 31, 2017, we operated 11 community-based services locations, 10 are wholly-owned and one is majority-owned through equity joint ventures. We intend to increase the number of community-based agencies that we operate through continued acquisitions and organic development.
We provide facility-based services principally through our LTACHs. As of March 31, 2017, we operated six LTACHs with 8 locations, of which all but one are located within host hospitals. Of these facility-based service locations, three are wholly-owned and five are majority-owned through equity joint ventures. We also wholly-own and operate a family health center, two pharmacies, a family health clinic, and two physical therapy clinics.
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of March 31, 2017, the Joint Commission had accredited 289 of our 305 home health services locations and 47 of our 73 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.

The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
Type of segment	2017	2016
Home health services	73.8%	72.5%
Hospice services	14.8	13.9
Community-based services	4.4	4.7
Facility-based services	7.0	8.9
	100.0%	100.0%
Recent Developments
Home Health Services
On April 14, 2015, legislation was passed which limits any increase in home health payments to 1% for fiscal year 2018 and extended the 3% rural home health safeguard for two years through December 31, 2017.
On October 31, 2016, CMS released a Final Rule (effective January 1, 2017) regarding payment rates for home health services provided during calendar year 2017. The national, standardized 60-day episode payment rate increased to $2,989.97 for 2017. The rural rate is $3,079.67. The Final Rule implements the final year of the four year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate and the decrease of 0.97% to account for nominal case-mix growth between calendar year 2012 and calendar year 2014, which was not accounted for in the rebasing adjustments finalized in calendar year 2014. The Final Rule also contains minor adjustments to the Home Health Value-Based Purchasing ("HHVBP") program and to the home health quality reporting program. CMS estimates the overall economic impact of the proposed rule's policy changes and payment rate update is an estimated aggregate decrease of 0.7% in payments to home health agencies, which decrease will vary based on each agency's wage index and patient mix weight.
In addition, CMS finalized its proposal to implement a HHVBP program that is intended to incentivize the delivery of high-quality patient care. The HHVBP program would withhold 3% to 8% of Medicare payments, which would be redistributed to participating home health agencies depending on their performance relative to specified measures. The HHVBP would apply to all home health agencies in Arizona, Florida, Iowa, Massachusetts, Maryland, Nebraska, North Carolina, Tennessee, and Washington.
Hospice
On July 29, 2016, CMS issued a Final Rule updating Medicare payment rates and the wage index for hospices for fiscal year 2017, which resulted in a 2.1% increase in payment rates. The 2.1% increase is based on 2.7% inpatient hospital market basket update, reduced by a 0.3% productivity adjustment, and a 0.3% adjustment set by the Patient Protection and Affordable Care Act ("PPACA"). The hospice cap amount for the 2017 hospice cap year will be $28,404.99. The following table shows the hospice Medicare payment rates for fiscal year 2017, which began on October 1, 2016 and will end September 30, 2017:

Description	Rate per patient day
Routine Home Care days 1-60	$190.55
Routine Home Care days 60+	$149.82
Continuous Home Care	$964.63
Full Rate = 24 hours of care
$40.19 = hourly rate
Inpatient Respite Care	$170.97
General Inpatient Care	$734.94
On April 27, 2017, CMS issued a notice of proposed rulemaking to update Medicare payment rates and the wage index for hospices for Fiscal Year 2018, which will result in a 1.0% increase in payment rates due to the provisions of Section 411 (d) of the Medicare Access and CHIP Reauthorization Act of 2015 (Pub. L. 114-10) ("MACRA"). The hospice cap is also increased by 1% and is proposed to be $28,689.04. CMS estimates that aggregate payments to hospices would increase by $180 million, or 1.0%, compared to payments in Fiscal Year 2017. The proposed rule also solicits comments regarding the source(s) of clinical information for certifying terminal illness and proposes changes to the Hospice Quality Reporting Program ("Hospice QRP"), including proposing new and future quality measures. The proposed rule also solicits comments on regulatory, subregulatory and policy changes to the healthcare delivery system to reduce complexity and burden on providers. Comments are due June 26, 2017 and we intend to submit comments in response to this notice.
Community-Based Services
Community-based services are in-home care services, which are primarily performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. Revenue is generated on an hourly basis and our current primary payors are TennCare Managed Care Organization and Medicaid. Approximately 75% of our net service revenue in this segment was generated in Tennessee.
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

•
All other Medicare discharges from LTACHs will be paid at a new “site neutral” rate, which is the lesser of the IPPS comparable per diem amount determined using the formula in the short-stay outlier regulation at 42 C.F.R. § 412.529(d)(4) plus applicable outlier payments, or 100% of the estimated cost of the services involved.

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

On August 2, 2016, CMS released the final rule to update fiscal year 2017 LTACH reimbursement and policies under the LTACH PPS, which affects discharges occurring in cost reporting periods beginning on or after October 1, 2016. CMS projects that overall LTACH PPS spending would decrease by 7.1% compared to fiscal year 2016 payments. This estimated decrease is attributable to the statutory decrease in payment rates for site neutral LTACH PPS cases that do not meet the clinical criteria to qualify for higher LTACH rates in cost reporting years beginning on or after October 1, 2016. Cases that do qualify for higher LTACH PPS rates will see a payment rate increase of 0.7% (including a market basket update of 2.8% reduced by a multi-factor productivity adjustment of 0.3%, minus an additional adjustment of 0.75 percentage point in accordance with the PPACA, for a net market basket of 1.75%). The LTACH PPS standard federal payment rate for fiscal year 2017 is $42,476.41 (increased from $41,762.85 in fiscal year 2016). Site-neutral discharges will have a 23% reduction in payments. CMS also proposes to begin enforcement of the 25 Percent rule which will cap the number of patients treated at an LTACH who have been referred from all locations of a hospital. Grandfathered LTACH facilities are exempt from the 25 Percent rule, while rural LTACHs will have a threshold of 50% and MSA-dominant hospitals will have a threshold between 25% and 50%. The 25 Percent rule will apply to discharges occurring after October 1, 2016. CMS will have two separate outlier pools and thresholds for LTACH-appropriate patients and for site-neutral patients. For 2017, CMS finalized an increase of its fixed-loss threshold to $21,943 from 2016’s $16,423, to limit outlier spending at no more than 8% of total LTACH spending (2016 outlier payments may reach 9.0%). CMS is applying the proposed inpatient fixed-loss threshold of $23,570 for site neutral patients. CMS also finalized four new measures for the LTACH Quality Reporting Program to meet the requirements of the Improving Medicare Post-Acute Care Transformation (IMPACT) Act. For the fiscal year 2018 LTACH Quality Reporting Program, CMS added quality measures for Medicare spending per beneficiary, discharge to community and potentially-preventable 30-day post-discharge readmissions. For the fiscal year 2020 LTACH Quality Reporting Program, CMS adopted a new drug regimen review measure.
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
On April 14, 2017, the CMS posted a display copy of its proposed annual update to Medicare payment rates and policies for the Fiscal Year 2018 inpatient hospitals prospective payment system and the LTACH PPS. CMS estimates the impact of the proposed rule will result in a 3.75% overall reduction in LTACH spending. The LTACH standard federal rate is reduced to $41,497.20 from $42,476.41. CMS is also proposing a 12 month administrative moratorium on application of the 25 Percent Rule beginning with the expiration of the statutory moratorium after September 30, 2017, and is proposing adjustments to high cost outlier and short stay outlier policies. CMS is proposing a new severe wound exception to be paid at standard Federal LTACH rates instead of site neutral payments for grandfathered LTACHs. CMS proposes to change the separateness and control restrictions for certain co-located IPPS-exempt hospitals. The Proposed Rule also adds three new quality measures and proposes to discontinue two quality measures. CMS is also proposing to implement collection of standardized patient assessment data under the IMPACT Act on functional status, cognitive function, cancer treatments, respiratory treatments, transfusions and other special services effective for admissions on/after April 1, 2018. The proposed rule also solicits comments on regulatory, subregulatory and policy changes to the healthcare delivery system to reduce complexity and burden on providers. Comments are due June 13, 2017 and will respond to comments in a final rule to be issued around August 1, 2017. We intend to submit comments in response to this notice.
None of the above described estimated changes to Medicare payments for home health, hospice and LTACHs include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.
RESULTS OF OPERATIONS
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Consolidated financial statements
The following table summarizes our consolidated results of operations for the three months ended March 31, 2017 and 2016 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2017			2016			Increase (Decrease)
Net service revenue	$246,618			$222,552			$24,066
Cost of service revenue	154,370	62.6%		135,601	60.9%		18,769
Provision for bad debts	2,369	1.0		4,601	2.1		(2,232)
General and administrative expenses	72,011	29.2		66,240	29.8		5,771
Income tax expense	5,173	41.1	(1)	5,342	41.0	(1)	(169)
Noncontrolling interest	2,448			2,197			251
Total non-operating expense	(780)			(885)			105
Net income attributable to LHC Group, Inc.’s common stockholders	$9,467			$7,686			$1,781

(1)
Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders, excluding the excess tax benefits realized in 2017 of $0.8 million. For a discussion on the excess tax benefits, see Note 2 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended March 31, 2017 and the related change from the same period in 2016 (amounts in thousands, except admissions, census, episode data, patient days and billable hours):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$174,262	$—	$174,262	8.0%	$7,879	$182,141	12.9%
Revenue Medicare	$127,902	$—	$127,902	4.7	$4,811	$132,713	8.7
New Admissions	43,696	—	43,696	11.7	3,679	47,375	21.1
New Medicare Admissions	28,094	—	28,094	7.5	1,863	29,957	14.6
Average Census	39,744	—	39,744	4.0	2,130	41,874	9.6
Average Medicare Census	27,936	—	27,936	(1.1)	1,308	29,244	3.5
Home Health Episodes	49,196	—	49,196	1.5	2,642	51,838	6.9
Hospice services
Revenue	$31,997	$175	$32,172	4.4	$4,273	$36,445	18.2
Revenue Medicare	$29,984	$165	$30,149	5.2	$4,025	$34,174	19.3
New Admissions	2,591	24	2,615	6.2	497	3,112	26.3
New Medicare Admissions	2,205	23	2,228	3.5	429	2,657	23.4
Average Census	2,511	13	2,524	4.1	337	2,861	18.0
Average Medicare Census	2,319	12	2,331	3.7	319	2,650	17.9
Patient days	228,275	1,118	229,393	3.9	28,081	257,474	16.7
Community-based services
Revenue	$10,414	$—	$10,414	(0.3)	$402	$10,816	3.6
Billable hours	334,332	—	334,332	9.8	9,854	344,186	13.0
Facility-based services
LTACHs
Revenue	$14,933	$—	$14,933	(20.6)	—	$14,933	(20.6)
Patient days	13,732	—	13,732	(11.6)	—	13,732	(11.6)

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic revenue and patient metrics increased in our home health services segment and hospice services segment due to the successful execution of same store growth strategies.
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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2017		2016
Home health services
Salaries, wages and benefits	$101,772	55.8%	$87,412	54.2%
Transportation	5,819	3.2	5,475	3.4
Supplies and services	4,495	2.5	3,825	2.4
Total	$112,086	61.5%	$96,712	59.9%
Hospice services
Salaries, wages and benefits	$16,088	44.1%	$14,013	45.5%
Transportation	1,433	3.9	1,324	4.3
Supplies and services	5,752	15.8	4,290	13.9
Total	$23,273	63.8%	$19,627	63.7%
Community-based services
Salaries, wages and benefits	$7,833	72.5%	$7,589	72.7%
Transportation	67	0.6	65	0.6
Supplies and services	48	0.4	73	0.7
Total	$7,948	73.5%	$7,727	74.0%
Facility-based services
Salaries, wages and benefits	$7,618	44.3%	$7,594	38.2%
Transportation	68	0.4	66	0.3
Supplies and services	3,377	19.6	3,875	19.5
Total	$11,063	64.3%	$11,535	58.0%
Consolidated cost of service revenue for the three months ended March 31, 2017 was $154.4 million, or 62.6% of net service revenue, compared to $135.6 million, or 60.9% of net service revenue, for the same period in 2016. Consolidated cost of service revenue variances were as follows:
•Home Health Segment - Cost of service revenue increased as a percentage of net service revenue due in part to 2.0% Medicare reimbursement cuts recognized in 2017. Additionally, acquisitions accounted for $8.1 million of the $15.4 million increase, with the remaining difference caused by the growth in our same store agencies.
•Hospice Segment - Acquisitions accounted for $3.1 million of the $3.6 million increase, with the remaining difference caused by the growth in our same store agencies.

•Community-Based Segment - Cost of service revenue decreased as a percentage of net service revenue to the change in our patient mix.
•Facility-Based Segment - Cost of service revenue increased as a percentage of net service revenue due to the reduction of LTACH licensed beds and lower revenue per patient day for the period caused by patient criteria changes that went into effect in June 2016 and September 2016.
Provision for bad debts
Consolidated provision for bad debts for the three months ended March 31, 2017 was $2.4 million, or 1.0% of net service revenue, compared to $4.6 million, or 2.1% of net service revenue, for the same period in 2016. The decrease in provision for bad debts was primarily due to continued process improvements implemented in our revenue cycle department. In addition, same store patient accounts receivable over 180 days decreased 10.0% during the first quarter of 2017 compared to the same period in 2016, which reduced our days sales outstanding by three days.  This was due to a concerted effort to review and collect on older accounts receivable that continued to be aged out and receipt of collections on some Medicare processing issues related to claims from 2015 and 2016.  The Company also noted more timely cash collections due to the continued maturity of our back office and field operations related to both our point-of-care platform and other technology advancements in reporting and analytics.
General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2017		2016
Home health services
General and administrative	$51,840	28.5%	$47,671	29.5%
Depreciation and amortization	2,082	1.1	1,887	1.2
Total	$53,922	29.6%	$49,558	30.7%
Hospice services
General and administrative	$9,786	26.9%	$8,472	27.5%
Depreciation and amortization	620	1.7	518	1.7
Total	$10,406	28.6%	$8,990	29.2%
Community-based services
General and administrative	$2,199	20.3%	$1,982	19.0%
Depreciation and amortization	112	1.0	97	0.9
Total	2,311	21.3%	$2,079	19.9%
Facility-based services
General and administrative	$4,996	29.0%	$5,168	26.0%
Depreciation and amortization	376	2.2	445	2.2
Total	$5,372	31.2%	$5,613	28.2%
Consolidated general and administrative expenses for the three months ended March 31, 2017 was $72.0 million, or 29.2% of net service revenue, compared to $66.2 million, or 29.8% of net service revenue, for the same period in 2016; however, as a percentage of net service revenue, it is a decrease of 0.6%. We continue to leverage efficiencies found in our back office that allows us to maintain general and administrative costs without increasing costs in proportion to the growth of our company.
The increase of $5.8 million in consolidated general and administrative expenses was due to acquisitions since March 31, 2016. General and administrative expenses for the home health services and hospice services segments increased $3.3 million and $1.5 million, respectively, due to such acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our principal source of liquidity for operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our credit facility, which provides for aggregate borrowings, including outstanding letters of credit, up to $225 million. As of March 31, 2017, we had $136.0 million available for borrowing under our credit facility.
The following table summarizes changes in cash (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$34,631	$17,161
Investing activities	(7,459)	(12,926)
Financing activities	(13,655)	(4,781)
Cash provided by operating activities changed due to the increased collections in patient accounts receivable and accretion of agencies purchased in 2016.
The Company contributed $10.4 million to the joint venture partnership with LifePoint on December 30, 2016 and $4.5 million on March 31, 2017. The payment for these transactions caused the variance in cash used in investing activities.
Cash used in financing activities decreased due to the net repayment of our line of credit during the three months ended March 31, 2017.
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
As of March 31, 2017, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 18.1%, or $27.6 million, compared to 18.9% or $29.0 million at December 31, 2016. Days sales outstanding as of March 31, 2017 and December 31, 2016 was 46 and 49 days, respectively. The reason for the improvement in days sales outstanding was due to the strong cash collections for patients accounts receivable that were greater than 180 days old.
The following table sets forth as of March 31, 2017, the aging of accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$65,533	$10,471	$4,875	$5,861	$86,740
Medicaid	4,242	1,778	1,323	505	7,848
Other	36,379	8,542	6,730	6,857	58,508
Total	$106,154	$20,791	$12,928	$13,223	$153,096
The following table sets forth as of December 31, 2016, the aging of accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$71,386	$9,590	$5,547	$5,720	$92,243
Medicaid	4,600	1,470	1,380	268	7,718
Other	33,084	5,943	7,179	7,672	53,878
Total	$109,070	$17,003	$14,106	$13,660	$153,839

Indebtedness
As of March 31, 2017, we had $136.0 million available for borrowing under our credit facility with $78.0 million drawn under our credit facility and $11.0 million of letters of credit outstanding. At December 31, 2016, we had $87.0 million drawn and $11.0 million of letters of credit outstanding under our credit facility.
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
At March 31, 2017, we were in compliance with all covenants contained in the Credit Agreement governing our credit facility.
Contingencies
For a discussion of contingencies, see Note 7 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
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
The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent approximately 50% of our patient accounts receivable as of March 31, 2017 and December 31, 2016, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
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
Malpractice, employment practices and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through March 31, 2017 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $1.0 million per security claims and $0.5 million on other claims.
We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $0.2 million for each of the three month periods ended March 31, 2017 and 2016.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of March 31, 2017.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarterly period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
For a discussion of legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS.
There have been no material changes from the information included in Part I, Item 1A. “Risk Factors” of the Company’s 2016 Form 10-K.
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

LHC GROUP, INC.

Date: May 4, 2017	/s/ Joshua L. Proffitt
Joshua L. Proffitt
Executive Vice President and Chief Financial Officer (Principal financial officer)