Form 10-Q
period 2017-06-30
LHC Group, Inc
filed 2017-08-03
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of July 31, 2017: 18,281,941 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$6,968	$3,264
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $26,020 and $29,036, respectively	130,948	124,803
Other receivables	6,749	5,115
Amounts due from governmental entities	830	942
Total receivables, net	138,527	130,860
Prepaid income taxes	3,296	—
Prepaid expenses	10,888	9,821
Other current assets	6,087	5,796
Total current assets	165,766	149,741
Property, building and equipment, net of accumulated depreciation of $39,111 and $35,226, respectively	43,885	43,251
Goodwill	345,179	307,317
Intangible assets, net of accumulated amortization of $12,143 and $10,968, respectively	114,966	102,006
Other assets	2,870	11,756
Total assets	$672,666	$614,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$38,513	$26,805
Salaries, wages, and benefits payable	37,259	34,265
Self-insurance reserve	13,627	10,691
Current portion of long-term debt	258	252
Amounts due to governmental entities	5,341	4,955
Income tax payable	—	3,499
Total current liabilities	94,998	80,467
Deferred income taxes	34,463	31,941
Revolving credit facility	84,000	87,000
Long-term debt, less current portion	409	544
Total liabilities	213,870	199,952
Noncontrolling interest — redeemable	13,420	12,567
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 22,617,280 and 22,429,041 shares issued in 2017 and 2016, respectively	226	224
Treasury stock — 4,884,497 and 4,828,679 shares at cost, respectively	(41,879)	(39,135)
Additional paid-in capital	123,456	119,748
Retained earnings	335,060	314,289
Total LHC Group, Inc. stockholders’ equity	416,863	395,126
Noncontrolling interest — non-redeemable	28,513	6,426
Total equity	445,376	401,552
Total liabilities and equity	$672,666	$614,071
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net service revenue	$260,210	$226,031	$506,828	$448,583
Cost of service revenue	161,158	137,128	315,528	272,729
Gross margin	99,052	88,903	191,300	175,854
Provision for bad debts	2,675	3,782	5,044	8,383
General and administrative expenses	73,550	68,261	145,409	134,297
Loss on disposal of assets	2	1,043	154	1,247
Operating income	22,825	15,817	40,693	31,927
Interest expense	(840)	(466)	(1,620)	(1,351)
Income before income taxes and noncontrolling interest	21,985	15,351	39,073	30,576
Income tax expense	7,792	3,596	12,965	8,938
Net income	14,193	11,755	26,108	21,638
Less net income attributable to noncontrolling interests	2,889	2,291	5,337	4,488
Net income attributable to LHC Group, Inc.’s common stockholders	$11,304	$9,464	$20,771	$17,150
Earnings per share attributable to LHC Group, Inc.'s common stockholders:
Basic	$0.64	$0.54	$1.17	$0.98
Diluted	$0.63	$0.54	$1.16	$0.97
Weighted average shares outstanding:
Basic	17,728,567	17,566,097	17,686,134	17,525,937
Diluted	17,964,387	17,685,147	17,911,723	17,649,620

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2016	$224	22,429,041	$(39,135)	(4,828,679)	$119,748	$314,289	$6,426	$401,552
Net income (1)	—	—	—	—	—	20,771	158	20,929
Acquired noncontrolling interest	—	—	—	—	—	—	22,572	22,572
Noncontrolling interest distributions	—	—	—	—	—	—	(925)	(925)
Sale of noncontrolling interest	—	—	—	—	348	—	282	630
Purchase of additional controlling interest	—	—	—	—	(184)	—	—	(184)
Nonvested stock compensation	—	—	—	—	3,077	—	—	3,077
Issuance of vested stock	2	178,196	—	—	(2)	—	—	—
Treasury shares redeemed to pay income tax	—	—	(2,744)	(55,818)	—	—	—	(2,744)
Issuance of common stock under Employee Stock Purchase Plan	—	10,043	—	—	469	—	—	469
Balance as of June 30, 2017	$226	22,617,280	$(41,879)	(4,884,497)	$123,456	$335,060	$28,513	$445,376

(1)
Net income excludes net income attributable to noncontrolling interest-redeemable of $5.2 million during the six months ending June 30, 2017. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$26,108	$21,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,348	5,911
Provision for bad debts	5,044	8,383
Stock-based compensation expense	3,077	2,236
Deferred income taxes	2,522	2,058
Loss on disposal of assets	154	1,247
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(6,970)	(19,758)
Prepaid expenses and other assets	(2,329)	(6,446)
Prepaid income taxes	(3,296)	(4,364)
Accounts payable and accrued expenses	15,119	21,867
Income taxes payable	(3,499)	—
Net amounts due to/from governmental entities	498	(1,900)
Net cash provided by operating activities	42,776	30,872
Investing activities:
Purchases of property, building and equipment	(5,341)	(13,712)
Cash paid for acquisitions, primarily goodwill and intangible assets	(22,704)	(11,515)
Advanced payments on acquisitions	(523)	—
Other	—	273
Net cash used in investing activities	(28,568)	(24,954)
Financing activities:
Proceeds from line of credit	19,000	35,000
Payments on line of credit	(22,000)	(23,000)
Proceeds from employee stock purchase plan	469	445
Payments on debt	(129)	(115)
Noncontrolling interest distributions	(5,167)	(4,338)
Excess tax benefits from vesting of stock awards	—	1,218
Withholding taxes paid on stock-based compensation	(2,744)	(1,703)
Purchase of additional controlling interest	(184)	—
Sale of noncontrolling interest	251	52
Proceeds from exercise of stock options	—	109
Net cash (used in) provided by financing activities	(10,504)	7,668
Change in cash	3,704	13,586
Cash at beginning of period	3,264	6,139
Cash at end of period	$6,968	$19,725
Supplemental disclosures of cash flow information:
Interest paid	$1,762	$1,489
Income taxes paid	$17,320	$10,635
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care. The Company provides home health services, hospice services, community-based services, and facility-based services, the latter primarily through long-term acute care hospitals (“LTACHs”). As of June 30, 2017, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements, operated 427 service providers in 28 states within the continental United States.
Unaudited Interim Financial Information
The condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, and the related condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016, condensed consolidated statement of changes in equity for the six months ended June 30, 2017, condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 and related notes (collectively, these financial statements and the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The report was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2017, and includes information and disclosures not included herein.
2. Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expenses during the reporting period. Actual results could differ from those estimates.
Critical Accounting Policies
The Company’s most critical accounting policies relate to the principles of consolidation, revenue recognition, and accounts receivable and allowances for uncollectible accounts.
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
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended June 30,		Six Months Ended June 30,
Ownership type	2017	2016	2017	2016
Wholly-owned subsidiaries	53.3%	57.0%	53.5%	56.9%
Equity joint ventures	45.1	41.3	44.8	41.4
Other	1.6	1.7	1.7	1.7
	100.0%	100.0%	100.0%	100.0%

All significant intercompany accounts and transactions have been eliminated in the Company’s accompanying interim financial information. Business combinations accounted for under the acquisition method have been included in the interim financial information from the respective dates of acquisition.
The Company consolidates equity joint venture entities as the Company has controlling interests in the entities, has voting control over these entities, or has ability to exercise significant influence in the entities. The members of the Company's equity joint ventures participate in profits and losses in proportion to their equity interests. The Company also consolidates entities which have license leasing arrangements as the Company owns 100% of the equity of these subsidiaries.
The Company has various management services agreements under which the Company manages certain operations of agencies. The Company does not consolidate these agencies because the Company does not have an ownership interest in, nor does it have an obligation to absorb losses of, or right to receive benefits from the entities that own the agencies.
Revenue Recognition
The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid, and others for services rendered. The Company assesses the patient's ability to pay for their healthcare services at the time of patient admission based on the Company's verification of the patient's insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance program. Medicare contributes to the net service revenue of the Company’s home health services, hospice services, and facility-based services. Medicaid and other payors contribute to the net service revenue of all Company's services.
The following table sets forth the percentage of net service revenue earned by category of payor for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
Payor:	2017	2016	2017	2016
Medicare	71.5%	75.3%	71.8%	74.9%
Medicaid	2.0	1.8	1.8	1.7
Managed Care, Commercial, and Other	26.5	22.9	26.4	23.4
	100.0%	100.0%	100.0%	100.0%
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
Final payments from Medicare will reflect base payment adjustments for case-mix and geographic wage differences and 2% sequestration reduction for episodes beginning after March 31, 2013. In addition, final payments may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required. Adjustments outlined above are automatically recognized in net service revenue when changes occur during the period in which the services are provided to the patient. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.
Hospice Services
Hospice services provided by the Company are paid by Medicare under a per diem payment system. The Company receives one of four predetermined daily rates based upon the level of care the Company furnishes. The Company records net service revenue from hospice services based on the daily or hourly rate and recognizes revenue as hospice services are provided.

Hospice payments are subject to an inpatient cap and an overall Medicare payment cap. The inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall Medicare payment cap relates to individual providers receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors its limits on a provider-by-provider basis and records an estimate of its liability for reimbursements received in excess of the cap amount. Beginning with the cap year October 1, 2014, Center for Medicare and Medicaid Services ("CMS") implemented a new process requiring hospice providers to self-report their cap liabilities and remit applicable payment by March 31 of the following year.
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
Medicaid, managed care, and other payors
The Company’s Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided. Therefore, revenue is recognized for Medicaid services as services are provided based on this fee schedule. The Company’s managed care and other payors reimburse the Company based upon a predetermined fee schedule or an episodic basis, depending on the terms of the applicable contract. Accordingly, the Company recognizes revenue from managed care and other payors in the same manner as the Company recognizes revenue from Medicare or Medicaid.
Accounts Receivable and Allowances for Uncollectible Accounts

The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. The Company believes the credit risk associated with its Medicare accounts, which have historically exceeded 50% of its patient accounts receivable, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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
The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average number of shares outstanding for basic per share calculation	17,728,567	17,566,097	17,686,134	17,525,937
Effect of dilutive potential shares:
Options	—	1,379	—	1,715
Nonvested stock	235,820	117,671	225,589	121,968
Adjusted weighted average shares for diluted per share calculation	17,964,387	17,685,147	17,911,723	17,649,620
Anti-dilutive shares	—	30,001	149,100	211,101
Recently Adopted Accounting Pronouncements
In March 2016, as part of its Simplification Initiative, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation ("ASU 2016-09"), which seeks to reduce complexity in accounting standards. The areas for simplification in ASU 2016-09, involve several aspects of the accounting for share-based payment transaction, including (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, (6) the practical expedient for estimating the expected term, and (7) intrinsic value. The Company adopted the new standard on its effective date on January 1, 2017 and elected to apply this adoption prospectively.
All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company's consolidated financial statements in the reporting period in which they occur. The Company recorded excess tax benefits of $0.9 million in income tax expense for the six months ended June 30, 2017. Additionally, the Company elected to continue to apply an estimated rate of forfeiture to its compensation expense for share-based awards.
Recently Issued Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09") which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for reporting periods beginning after December 15, 2017. The standard permits the use of either the full retrospective or cumulative effect transition method. As the Company progresses with evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, the Company does not expect a material impact on its consolidated financial statements upon implementation on January 1, 2018. Currently, the Company anticipates adopting the new standard using the full retrospective method for all periods presented.
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
3. Acquisitions and Joint Ventures

On January 1, 2017, the Company formed a joint venture with LifePoint Health, Inc. ("LifePoint"). LifePoint contributed 19 home health agencies, 12 hospice agencies, and one inpatient hospice unit to the joint venture during the six months ended June 30, 2017. The Company acquired majority ownership of the membership interests of these agencies. These providers conduct home health operations in Arizona, Colorado, Louisiana, Michigan, North Carolina, Tennessee, Texas, and Virginia; and hospice operations in Michigan, North Carolina, Pennsylvania, Tennessee, and Virginia.

In separate transactions, the Company acquired five home health agencies, seven hospice agencies, one inpatient hospice unit, and one pharmacy during the six months ended June 30, 2017.

The total aggregate purchase price for these transactions was $35.6 million, of which $10.4 million was paid in December 2016 and $22.7 million was primarily paid in cash during the six months ended June 30, 2017. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.

Goodwill generated from the acquisitions was recognized based on the expected contributions of each acquisition to the overall corporate strategy. The Company expects its portion of goodwill to be fully tax deductible. The acquisitions were accounted for under the acquisition method of accounting. Accordingly, the accompanying interim financial information includes the results of operations of the acquired entities from the date of acquisition.

The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired during the six months ended June 30, 2017 (amounts in thousands):

Consideration
Cash	$33,134
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Patient accounts receivable	5,143
Trade name	6,159
Certificates of need/licenses	7,962
Other identifiable intangible assets	6
Other assets and (liabilities), net	(1,084)
Total identifiable assets	18,186
Noncontrolling interest	22,572
Goodwill, including noncontrolling interest of $14,213	$37,520

The Company conducted preliminary assessments and recognized provisional amounts in its initial accounting for the acquisitions of majority ownership of two joint venture partnerships for all identified assets in accordance with the requirements of ASC Topic 805. The Company is continuing its review of these matters during the measurement period. If new information about facts and circumstances that existed at the acquisition date is obtained and indicates adjustments are necessary, the acquisition accounting will be revised to adjust to the provisional amounts initially recognized.

4. Goodwill and Intangibles
The changes in recorded goodwill by reporting unit for the six months ended June 30, 2017 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Community - based reporting unit	Facility-based reporting unit	Total
Balance as of December 31, 2016	$210,839	$64,234	$18,820	$13,424	$307,317
Goodwill from acquisitions	14,318	8,617	—	372	23,307
Goodwill related to noncontrolling interests	8,844	5,369	—	—	14,213
Goodwill related to prior period net working capital adjustments............................................	(5)	—	—	347	342
Balance as of June 30, 2017	$233,996	$78,220	$18,820	$14,143	$345,179
Intangible assets consisted of the following as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$70,795	$—	$70,795
Certificates of need/licenses	Indefinite	41,290	—	41,290
Total		$112,085	$—	$112,085
Definite-lived assets:
Trade names	5 months — 9 years	$9,292	$(6,798)	$2,494
Non-compete agreements	1 month — 3 years	5,732	(5,345)	387
Total		$15,024	$(12,143)	$2,881
Balance as of June 30, 2017		$127,109	$(12,143)	$114,966

	December 31, 2016
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$64,672	$—	$64,672
Certificates of need/licenses	Indefinite	33,327	—	$33,327
Total		$97,999	$—	$97,999
Definite-lived assets:
Trade names	8 months — 9 years	$9,294	$(5,991)	$3,303
Non-compete agreements	2 months — 3 years	5,681	(4,977)	704
Total		$14,975	$(10,968)	$4,007
Balance as of December 31, 2016		$112,974	$(10,968)	$102,006
Intangible assets of $77.1 million, net of accumulated amortization, were related to the home health services segment, $29.5 million were related to the hospice services segment, $7.4 million were related to the community-based services segment, and $1.0 million were related to the facility-based services segment as of June 30, 2017. The Company recorded $1.2 million of amortization expense during each of the six months ended June 30, 2017 and 2016. This was recorded in general and administrative expenses.

5. Debt
Credit Facility
On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at either a (1) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or (2) Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at the same time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at June 30, 2017 was 5.25% and the Eurodollar rate was 3.23%.
As of June 30, 2017 and December 31, 2016, respectively, the Company had $84.0 million and $87.0 million drawn and letters of credit totaling $11.0 million outstanding under its credit facilities with Capital One, National Association.
As of June 30, 2017, the Company had $130.0 million available for borrowing under the Credit Agreement with Capital One, National Association.

6. Stockholder’s Equity
Equity Based Awards
The 2010 Long Term Incentive Plan (the “2010 Incentive Plan”) is administered by the Compensation Committee of the Company’s Board of Directors. A total of 1,500,000 shares of the Company’s common stock were reserved and 385,730 shares are currently available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
During the six months ended June 30, 2017, the Company’s independent directors were granted 11,700 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the six months ended June 30, 2017, employees were granted 139,310 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the six months ended June 30, 2017 was $48.52.
The following table represents the nonvested stock activity for the six months ended June 30, 2017:

	Number of shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2016	574,711	$31.61
Granted	151,010	$48.52
Vested	(178,196)	$28.93
Forfeited	(3,793)	$39.30
Nonvested shares outstanding as of June 30, 2017	543,732	$37.13
During the six months ended June 30, 2017, an independent director of the Company received a share based award, which will be settled in cash at March 1, 2018. The amount of such cash payment will equal the fair market value of 1,300 shares on the settlement date.
As of June 30, 2017, there was $16.3 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.30 years. The total fair value of shares of common stock vested during the six months ended June 30, 2017 was $5.2 million. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $3.1 million and $2.2 million of compensation expense related to nonvested stock grants in the six months ended June 30, 2017 and 2016, respectively.
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
The table below details the shares of common stock issued during 2017:

	Number of shares	Per share price
Shares available as of December 31, 2016	189,611
Shares issued during the three months ended March 31, 2017	5,891	$43.42
Shares issued during the three months ended June 30, 2017	4,152	$51.21
Shares available as of June 30, 2017	179,568
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the six months ended June 30, 2017, the Company redeemed 55,818 shares of common stock valued at $2.7 million, related to these tax obligations.
7. Commitments and Contingencies
Contingencies
The Company provides services in a highly regulated industry and is a party to various proceedings and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including audits by Zone Program Integrity Contractors ("ZPICs") and Recovery Audit Contractors ("RACs") and investigations resulting from the Company's obligation to self-report suspected violations of law). Management cannot predict the ultimate outcome of any regulatory and other governmental and internal audits and investigations. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses in the future. Any of these audits or investigations could potentially cause delays in collections from governmental payors and subject the Company to sanctions, damages, recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.
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
The following table summarizes the activity of noncontrolling interest-redeemable for the six months ended June 30, 2017 (amounts in thousands):

Balance as of December 31, 2016	$12,567
Net income attributable to noncontrolling interest-redeemable	5,179
Noncontrolling interest-redeemable distributions	(4,242)
Sale of noncontrolling interest-redeemable	(84)
Balance as of June 30, 2017	$13,420
9. Allowance for Uncollectible Accounts
The following table summarizes the activity in the allowance for uncollectible accounts for the six months ended June 30, 2017 (amounts in thousands):

Balance as of December 31, 2016	$29,036
Additions	5,044
Deductions	(8,060)
Balance as of June 30, 2017	$26,020

The allowance for uncollectible accounts decreased from 18.9% of patient accounts receivable to 16.6% over the six months ended June 30, 2017. This was due to a reduction in provision of bad debts due to more timely cash collections and an increase in amounts collected. The maturity of the Company's back office and field operations, the use of the point-of-care platform, and the use of other technology advancements in reporting and analytics were the drivers of improved collections. In addition, the Company's patient accounts receivable over 180 days decreased significantly during the six months ended June 30, 2017, which reduced days sales outstanding from 49 to 46.
10. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the six months ended June 30, 2017, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximate current rates.
11. Segment Information
The Company’s reportable segments consist of home health services, hospice services, community-based services, and facility-based services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements.
The following tables summarize the Company’s segment information for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended June 30, 2017
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$194,061	$38,513	10,845	$16,791	$260,210
Cost of service revenue	117,606	24,473	7,986	11,093	161,158
Provision for bad debts	1,652	662	99	262	2,675
General and administrative expenses	55,267	10,742	2,261	5,280	73,550
Loss on disposal of assets	1	1	—	—	2
Operating income	19,535	2,635	499	156	22,825
Interest expense	(630)	(126)	(42)	(42)	(840)
Income before income taxes and noncontrolling interest	18,905	2,509	457	114	21,985
Income tax expense	6,757	849	180	6	7,792
Net income	12,148	1,660	277	108	14,193
Less net income attributable to noncontrolling interests	2,266	480	5	138	2,889
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$9,882	$1,180	$272	$(30)	$11,304
Total assets	$466,308	$138,519	$33,292	$34,547	$672,666

	Three Months Ended June 30, 2016
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$163,174	$33,905	$10,587	$18,365	$226,031
Cost of service revenue	97,590	20,966	7,829	10,743	137,128
Provision for bad debts	2,618	792	216	156	3,782
General and administrative expenses	51,182	9,425	2,215	5,439	68,261
Loss on disposal of assets	706	205	46	86	1,043
Operating income	11,078	2,517	281	1,941	15,817
Interest expense	(350)	(51)	(23)	(42)	(466)
Income before income taxes and noncontrolling interest	10,728	2,466	258	1,899	15,351
Income tax expense	2,043	789	102	662	3,596
Net income	8,685	1,677	156	1,237	11,755
Less net income (loss) attributable to noncontrolling interests	1,555	498	(14)	252	2,291
Net income attributable to LHC Group, Inc.’s common stockholders	$7,130	$1,179	$170	$985	$9,464
Total assets	$429,780	$118,353	$33,247	$38,265	$619,645

	Six Months Ended June 30, 2017
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$376,202	$74,958	$21,661	$34,007	$506,828
Cost of service revenue	229,692	47,746	15,934	22,156	315,528
Provision for bad debts	3,135	1,159	374	376	5,044
General and administrative expenses	109,171	21,141	4,572	10,525	145,409
Loss on disposal of assets	19	8	—	127	154
Operating income	34,185	4,904	781	823	40,693
Interest expense	(1,215)	(243)	(81)	(81)	(1,620)
Income before income taxes and noncontrolling interest	32,970	4,661	700	742	39,073
Income tax expense	11,010	1,508	263	184	12,965
Net income	21,960	3,153	437	558	26,108
Less net income attributable to noncontrolling interests	4,294	766	13	264	5,337
Net income attributable to LHC Group, Inc.’s common stockholders	$17,666	$2,387	$424	$294	$20,771

	Six Months Ended June 30, 2016
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$324,561	$64,729	$21,030	$38,263	$448,583
Cost of service revenue	194,302	40,593	15,556	22,278	272,729
Provision for bad debts	6,073	1,567	298	445	8,383
General and administrative expenses	100,655	18,296	4,294	11,052	134,297
Loss on disposal of assets	791	324	46	86	1,247
Operating income	22,740	3,949	836	4,402	31,927
Interest expense	(1,028)	(142)	(65)	(116)	(1,351)
Income before income taxes and noncontrolling interest	21,712	3,807	771	4,286	30,576
Income tax expense	5,893	1,209	330	1,506	8,938
Net income	15,819	2,598	441	2,780	21,638
Less net income (loss) attributable to noncontrolling interests	3,149	815	(57)	581	4,488
Net income attributable to LHC Group, Inc.’s common stockholders	$12,670	$1,783	$498	$2,199	$17,150

12. Subsequent Event

On August 1, 2017, the Company entered into an asset contribution agreement with Christus Continuing Care and its operating subsidiaries to form a joint venture to operate seven home health agencies, six hospice agencies, two community-based agencies, and six LTACHs in the states of Texas, Louisiana, Arkansas, and Georgia. The transaction is expected to close by the end of the third quarter 2017, subject to customary closing conditions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after June 30, 2017;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any regulatory changes under the new presidential administration;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with SEC laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in future interpretations of fraud, anti-kickback, or other laws.
The forward-looking statements included in this report reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict.

Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), as updated by our subsequent filings with the SEC. This report should be read in conjunction with the 2016 Form 10-K, and all of our other filings made with the SEC through the date of this report, including quarterly reports on Form 10-Q and current reports on Form 8-K.
You should read this report, the information incorporated by reference into this report, and the documents filed as exhibits to this report completely and with the understanding that our actual future results or achievements may differ materially from what we expect or anticipate.
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
OVERVIEW
We provide quality, cost-effective post-acute health care services to our patients. As of June 30, 2017, we have 427 service providers in 28 states. Our services are classified into four segments: (1) home health services, (2) hospice services, (3) community-based services, and (4) facility-based services offered through our long-term acute care hospitals (“LTACHs”). We intend to increase the number of service providers within each of our four segments that we operate through continued acquisitions, joint ventures, and organic development.
Through our home health services segment, we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of June 30, 2017, we operated 315 home health services locations, of which 164 are wholly-owned, 136 are majority-owned through equity joint ventures, three are under license lease arrangements, and the operations of the remaining 12 locations are only managed by us.
Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of June 30, 2017, we operated 87 hospice locations, of which 47 are wholly-owned, 38 are majority-owned through equity joint ventures, and two are under license lease arrangements.
Through our community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of June 30, 2017, we operated 11 community-based services locations: 10 are wholly-owned and one is majority-owned through an equity joint venture.
We provide facility-based services principally through our LTACHs. As of June 30, 2017, we operated six LTACHs with eight locations, of which all but one are located within host hospitals. Of these facility-based services locations, three are wholly-owned, and five are majority-owned through equity joint ventures. We also wholly-own and operate a family health center, two pharmacies, a rural health clinic, and two physical therapy clinics.
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of June 30, 2017, the Joint Commission had accredited 298 of our 315 home health services locations and 57 of our 87 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reporting segment	2017	2016	2017	2016
Home health services	74.5%	72.2%	74.2%	72.4%
Hospice services	14.8	15.0	14.8	14.4
Community-based services	4.2	4.7	4.3	4.7
Facility-based services	6.5	8.1	6.7	8.5
	100.0%	100.0%	100.0%	100.0%
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
In addition, CMS finalized its proposal to implement a HHVBP program that is intended to incentivize the delivery of high-quality patient care. The HHVBP program would withhold 3% to 8% of Medicare payments, which would be redistributed to participating home health agencies depending on their performance relative to specified measures. The HHVBP would apply to all home health agencies in Arizona, Florida, Iowa, Massachusetts, Maryland, Nebraska, North Carolina, Tennessee, and Washington, effective January 1, 2018.
On July 25, 2017, CMS released a proposed rule regarding payment rates for home health services provided during calendar year 2018. The national, standardized 60-day episode payment rate will increase to $3,038.43 in 2018. The proposed rule estimates an impact of 0.5% reduction in payments due to the expiration of the rural add-on provision, a 1% home health payment update percentage, and 0.97% adjustment for case mix (the third year of a three year adjustment). CMS also estimates a reduction in regulatory reporting due to the removal of a number of quality measures and OASIS items.
In addition, CMS is proposing implementation of a new reimbursement case-mix methodology, called the Home Health Groupings Model ("HHGM") prospective payment system, for calendar year 2019. Specifically, CMS is proposing changing the unit of payment for home health services to 30-day periods of care (currently 60-day episodes) and shifting to a model that relies heavily on clinical characteristics such as principal diagnosis, functional level, co-morbid conditions, referral source, timing, and eliminates therapy service use thresholds currently used in reimbursement calculations. CMS estimates that the HHGM change would reduce 2019 Medicare home health payments by negative 4.3% if implemented in a fully non-budget neutral manner, or negative 2.2% if a partial budget-neutrality adjustment were applied in 2019 and phased out in 2020. This impact does not include the positive offset from a potential market basket increase in 2019 or the potential positive offset from an extension of the rural add on. We are currently evaluating the proposed rule's impact on our business, financial position, results of operations, and cash flows.
Hospice Services
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

On August 1, 2017, CMS issued a Final Rule updating Medicare payment rates and the wage index for hospices for fiscal year 2018. The result will be in a 1.0% increase in payment rates due to the provisions of Section 411 (d) of the Medicare Access and CHIP Reauthorization Act of 2015 (Pub. L. 114-10) ("MACRA"). The hospice cap will be $28,689.04, which is a 1% increase. The Final Rule finalizes eight measures from Consumer Assessment of Healthcare Providers and Systems ("CAHPS") Hospice Survey data already submitted by hospices. The rule also finalizes the extension of the exception for quality reporting purposes from 30 calendar days to 90 calendar days after the date that an extraordinary circumstance occurred. CMS will begin public reporting Hospice Quality Reporting Program ("HQRP") data via a Hospice Compare Site in August 2017 to help customers make informed choices. Hospices that fail to meet quality reporting requirements will receive a two percentage point reduction to their payments.
The following table shows the hospice Medicare payment rates for fiscal year 2018, which will begin on October 1, 2017 and will end September 30, 2018:

Description	Rate per patient day
Routine Home Care days 1-60	$192.78
Routine Home Care days 60+	$151.41
Continuous Home Care	$976.42
Full Rate = 24 hours of care
$40.68 = hourly rate
Inpatient Respite Care	$172.78
General Inpatient Care	$743.55
Community-Based Services
Community-based services are in-home care services, which are primarily performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. Revenue is generated on an hourly basis and our current primary payors are TennCare Managed Care Organization and Medicaid. Approximately 75% of our net service revenue in this segment was generated in Tennessee for the six months ended June 30, 2017.
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

•
All other Medicare discharges from LTACHs will be paid at a new “site neutral” rate, which is the lesser of the ("IPPS") comparable per diem amount determined using the formula in the short-stay outlier regulation at 42 C.F.R. § 412.529(d)(4) plus applicable outlier payments, or 100% of the estimated cost of the services involved.

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
On April 14, 2017, the CMS posted a display copy of its proposed annual update to Medicare payment rates and policies for the Fiscal Year 2018 inpatient hospitals prospective payment system and the LTACH PPS. CMS estimates the impact of the proposed rule will result in a 3.75% overall reduction in LTACH spending. The LTACH standard federal rate is reduced to $41,497.20 from $42,476.41. CMS is also proposing a 12 month administrative moratorium on application of the 25 Percent Rule beginning with the expiration of the statutory moratorium after September 30, 2017, and is proposing adjustments to high cost outlier and short stay outlier policies. CMS is proposing a new severe wound exception to be paid at standard Federal LTACH rates instead of site neutral payments for grandfathered LTACHs. CMS proposes to change the separateness and control restrictions for certain co-located IPPS-exempt hospitals. The Proposed Rule also adds three new quality measures and proposes to discontinue two quality measures. CMS is also proposing to implement collection of standardized patient assessment data under the IMPACT Act on functional status, cognitive function, cancer treatments, respiratory treatments, transfusions and other special services effective for admissions on/after April 1, 2018. The proposed rule also solicits comments on regulatory, subregulatory and policy changes to the healthcare delivery system to reduce complexity and burden on providers. Comments were due June 13, 2017 and we submitted comments in response to this notice. CMS will respond to comments in a final rule to be issued around August 1, 2017.
None of the aforementioned estimated changes to Medicare payments for home health, hospice, and LTACHs include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.
RESULTS OF OPERATIONS
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Consolidated financial statements
The following table summarizes our consolidated results of operations for the three months ended June 30, 2017 and 2016 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2017			2016			Increase (Decrease)
Net service revenue	$260,210			$226,031			$34,179
Cost of service revenue	161,158	61.9%		137,128	60.7%		24,030
Provision for bad debts	2,675	1.0		3,782	1.7		(1,107)
General and administrative expenses	73,550	28.3		68,261	30.2		5,289
Loss on disposal of assets	2	—		1,043	0.5		(1,041)
Interest expense	(840)			(466)			(374)
Income tax expense	7,792	41.0	(1)	3,596	41.0	(2)	4,196
Noncontrolling interest	2,889			2,291			598
Net income attributable to LHC Group, Inc.’s common stockholders	$11,304			$9,464			$1,840

(1)
Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders, excluding the excess tax benefits realized during the three months ended June 30, 2017 of $0.03 million. For a discussion on the excess tax benefits, see Note 2 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

(2)
Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.'s common stockholders, excluding the changes in measurement realized in 2016 of the unrecognized tax position of $1.6 million and related interest expense of $0.4 million.

Net service revenue

The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended June 30, 2017 and the related change from the same period in 2016 (amounts in thousands, except admissions, census, episode data, patient days and billable hours):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$182,566	$—	$182,566	11.9%	$11,495	$194,061	18.9%
Revenue Medicare	$132,813	$—	$132,813	6.4	$6,882	$139,695	11.9
Admissions	42,987	—	42,987	10.4	4,638	47,625	22.3
Medicare Admissions	27,473	—	27,473	6.4	2,395	29,868	15.7
Average Census	40,249	—	40,249	4.9	3,146	43,395	13.1
Average Medicare Census	28,031	—	28,031	(0.1)	1,712	29,743	6.1
Home Health Episodes	50,051	—	50,051	(0.8)	3,253	53,304	5.6
Hospice services
Revenue	$33,728	$309	$34,037	0.4	$4,476	$38,513	13.6
Revenue Medicare	$31,105	$276	$31,381	0.1	$4,103	$35,484	13.2
Admissions	2,592	46	2,638	4.6	589	3,227	27.9
Medicare Admissions	2,237	38	2,275	1.3	516	2,791	24.3
Average Census	2,702	22	2,724	4.2	307	3,031	15.9
Average Medicare Census	2,495	20	2,515	3.4	288	2,803	15.3
Patient days	245,859	2,016	247,875	4.2	27,991	275,866	15.9
Community-based services
Revenue	$10,374	$—	$10,374	(2.0)	$471	$10,845	2.4
Billable hours	341,030	—	341,030	3.1	1,307	342,337	3.5
Facility-based services
LTACHs
Revenue	$14,156	$—	$14,156	(18.0)	—	$14,156	(18.0)
Patient days	13,075	—	13,075	(6.1)	—	13,075	(6.1)

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic revenue and patient metrics increased in our home health services segment and hospice services segment due to the successful execution of same store growth strategies. Total organic revenue and patient days decreased in the facility-based services segment due to the negative impact from the reduction of LTACH beds and lower revenue per patient day caused by patient criteria changes that went into effect in June 2016 and September 2016.
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

Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2017		2016
Home health services
Salaries, wages and benefits	$107,044	55.2%	$88,366	54.2%
Transportation	5,974	3.1	5,550	3.4
Supplies and services	4,588	2.4	3,674	2.3
Total	$117,606	60.6%	$97,590	59.8%
Hospice services
Salaries, wages and benefits	$17,189	44.6%	$14,611	43.1%
Transportation	1,534	4.0	1,352	4.0
Supplies and services	5,750	14.9	5,003	14.8
Total	$24,473	63.5%	$20,966	61.8%
Community-based services
Salaries, wages and benefits	$7,861	72.5%	$7,700	72.7%
Transportation	72	0.7	63	0.6
Supplies and services	53	0.5	66	0.6
Total	$7,986	73.6%	$7,829	73.9%
Facility-based services
Salaries, wages and benefits	$7,698	45.8%	$7,045	38.4%
Transportation	49	0.3	64	0.3
Supplies and services	3,346	19.9	3,634	19.8
Total	$11,093	66.1%	$10,743	58.5%
Consolidated cost of service revenue for the three months ended June 30, 2017 was $161.2 million, or 61.9% of net service revenue, compared to $137.1 million, or 60.7% of net service revenue, for the same period in 2016. Consolidated cost of service revenue variances were as follows:

•Home Health Segment -- Cost of service revenue increased as a percentage of net service revenue due in part to 2.0% Medicare reimbursement cuts recognized in 2017. Additionally, acquisitions accounted for $11.3 million of the $20.0 million increase, with the remaining difference caused by the growth in our same store agencies.

•Hospice Segment -- Acquisitions and growth in our same store agencies accounted for the increase in cost of service revenue.

•Facility-Based Segment -- Cost of service revenue increased as a percentage of net service revenue due to a reduction of LTACH licensed beds and lower revenue per patient day for the period caused by patient criteria changes that went into effect in June 2016 and September 2016.

Provision for bad debts
Consolidated provision for bad debts for the three months ended June 30, 2017 was $2.7 million, or 1.0% of net service revenue, compared to $3.8 million, or 1.7% of net service revenue, for the same period in 2016. The decrease in provision for bad debts was primarily due to continued process improvements implemented in our revenue cycle department. In addition, patient accounts receivable over 180 days significantly decreased during the second quarter of 2017 compared to the same period in 2016, which reduced our days sales outstanding from 49 to 46. This was due to a concerted effort to review and collect on older accounts receivable. The Company also noted more timely cash collections and an increase in amounts collected. The continued maturity of our back office and field operations, use of our point-of-care platform, and use of other technology advancements in reporting and analytics were the drivers of collection improvements.

General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2017		2016
Home health services
General and administrative	$53,136	27.4%	$49,298	30.2%
Depreciation and amortization	2,131	1.1	1,884	1.2
Total	$55,267	28.5%	$51,182	31.4%
Hospice services
General and administrative	$10,199	26.5%	$8,881	26.2%
Depreciation and amortization	543	1.4	544	1.6
Total	$10,742	27.9%	$9,425	27.8%
Community-based services
General and administrative	$2,149	19.8%	$2,120	20.0%
Depreciation and amortization	112	1.0	95	0.9
Total	$2,261	20.8%	$2,215	20.9%
Facility-based services
General and administrative	$4,908	29.2%	$4,998	27.2%
Depreciation and amortization	372	2.2	441	2.4
Total	$5,280	31.4%	$5,439	29.6%
Consolidated general and administrative expenses for the three months ended June 30, 2017 were $73.6 million, or 28.3% of net service revenue, compared to $68.3 million, or 30.2% of net service revenue, for the same period in 2016. Although consolidated general and administrative expenses increased in total over the same period in 2016, they decreased as a percentage of net service revenue by 1.9%. We continue to leverage efficiencies found in our back office that allow us to maintain general and administrative costs without increasing costs in proportion to the growth of our company.
Six months ended June 30, 2017 compared to six months ended June 30, 2016
Consolidated financial statements
The following table summarizes our consolidated results of operations for the six months ended June 30, 2017 and 2016 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2017			2016			Increase (Decrease)
Net service revenue	$506,828			$448,583			$58,245
Cost of service revenue	315,528	62.3%		272,729	60.8%		42,799
Provision for bad debts	5,044	1.0		8,383	1.9		(3,339)
General and administrative expenses	145,409	28.7		134,297	29.9		11,112
Loss on disposal of assets	154	—		1,247	0.3		(1,093)
Interest expense	(1,620)			(1,351)			(269)
Income tax expense	12,965	41.0	(1)	8,938	39.8	(2)	4,027
Noncontrolling interest	5,337			4,488			849
Net income attributable to LHC Group, Inc.’s common stockholders	$20,771			$17,150			$3,621

(1)
Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders, excluding the excess tax benefits realized during the six months ended June 30, 2017 of $0.9 million. For a discussion on the excess tax benefits, see Note 2 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

(2)
Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders, excluding the changes in measurement realized in 2016 of the unrecognized tax position of $1.6 million and related interest expense of $0.4 million.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the six months ended June 30, 2017 and the related change from the same period in 2016 (amounts in thousands, except admissions, census, episode data, patient days and billable hours):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$357,578	$—	$357,578	10.2%	$18,624	$376,202	15.9%
Revenue Medicare	$260,715	$—	$260,715	5.6	$11,693	$272,408	10.3
Admissions	86,683	—	86,683	11.0	8,317	95,000	21.7
Medicare Admissions	55,567	—	55,567	7.0	4,258	59,825	15.2
Average Census	39,901	—	39,901	4.3	2,714	42,615	11.4
Average Medicare Census	27,933	—	27,933	(0.7)	1,542	29,475	4.7
Home Health Episodes	99,326	—	99,326	0.4	5,816	105,142	6.2
Hospice services
Revenue	$65,709	$484	$66,193	2.3	$8,765	$74,958	15.8
Revenue Medicare	$61,078	$442	$61,520	2.5	$8,138	$69,658	16.1
Admissions	5,122	70	5,192	4.1	1,087	6,279	25.9
Medicare Admissions	4,388	61	4,449	1.1	944	5,393	22.6
Average Census	2,532	18	2,550	1.2	377	2,927	16.1
Average Medicare Census	2,336	17	2,353	0.6	356	2,709	15.8
Patient days	470,571	3,167	473,738	3.3	56,046	529,784	15.5
Community-based services
Revenue	$20,788	$—	$20,788	(1.2)	$873	$21,661	3.0
Billable hours	684,089	—	684,089	7.7	2,433	686,522	8.1
Facility-based services
LTACHs
Revenue	$29,089	$—	$29,089	(19.3)	—	$29,089	(19.3)
Patient days	26,807	—	26,807	(9.0)	—	26,807	(9.0)

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic revenue and patient metrics increased in our home health services segment and hospice services segment due to the successful execution of same store growth strategies. Total organic revenue and patient days decreased in the facility-based services segment due to the negative impact from the reduction of LTACH beds and lower revenue per patient day caused by patient criteria changes that went into effect in June 2016 and September 2016.

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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six Months Ended June 30,
	2017		2016
Home health services
Salaries, wages and benefits	$208,816	55.5%	$175,777	54.2%
Transportation	11,793	3.1	11,024	3.4
Supplies and services	9,083	2.4	7,501	2.3
Total	$229,692	61.0%	$194,302	59.9%
Hospice services
Salaries, wages and benefits	$33,277	44.4%	$28,624	44.2%
Transportation	2,967	4.0	2,676	4.1
Supplies and services	11,502	15.3	9,293	14.4
Total	$47,746	63.7%	$40,593	62.7%
Community-based services
Salaries, wages and benefits	$15,694	72.5%	$15,289	72.7%
Transportation	139	0.6	128	0.6
Supplies and services	101	0.5	139	0.7
Total	$15,934	73.6%	$15,556	74.0%
Facility-based services
Salaries, wages and benefits	$15,316	45.0%	$14,639	38.3%
Transportation	117	0.3	130	0.3
Supplies and services	6,723	19.8	7,509	19.6
Total	$22,156	65.1%	$22,278	58.2%
Consolidated cost of service revenue for the six months ended June 30, 2017 was $315.5 million, or 62.3% of net service revenue, compared to $272.7 million, or 60.8% of net service revenue, for the same period in 2016. Consolidated cost of service revenue variances were as follows:

•Home Health Segment -- Cost of service revenue increased as a percentage of net service revenue due in part to 2.0% Medicare reimbursement cuts recognized in 2017. Additionally, acquisitions accounted for $19.9 million of the $35.4 million increase, with the remaining difference caused by growth in our same store agencies.

•Hospice Segment -- Acquisitions accounted for $6.6 million of the $7.2 million increase in cost of service revenue, with the remaining difference caused by growth in our same store agencies.

•Facility-Based Services Segment -- Cost of service revenue increased as a percentage of net service revenue due to a reduction of LTACH licensed beds and lower revenue per patient day for the period caused by patient criteria changes that went into effect in June 2016 and September 2016.

Provision for bad debts
Consolidated provision for bad debts for the six months ended June 30, 2017 was $5.0 million, or 1.0% of net service revenue, compared to $8.4 million, or 1.9% of net service revenue, for the same period in 2016. The decrease in provision for bad debts was primarily due to continued process improvements implemented in our revenue cycle department. In addition, patient accounts receivable over 180 days significantly decreased during the second quarter of 2017 compared to the same period in 2016, which reduced our days sales outstanding from 49 to 46. This was due to a concerted effort to review and collect on older accounts receivable. The Company also noted more timely cash collections and an increase in amounts collected. The continued maturity of our back office and field operations, use of our point-of-care platform, and use of other technology advancements in reporting and analytics were the drivers of collection improvements.
General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six Months Ended June 30,
	2017		2016
Home health services
General and administrative	$104,958	27.9%	$96,884	29.9%
Depreciation and amortization	4,213	1.1	3,771	1.2
Total	$109,171	29.0%	$100,655	31.1%
Hospice services
General and administrative	$19,978	26.7%	$17,234	26.6%
Depreciation and amortization	1,163	1.6	1,062	1.6
Total	$21,141	28.3%	$18,296	28.2%
Community-based services
General and administrative	$4,348	20.1%	$4,102	19.5%
Depreciation and amortization	224	1.0	192	0.9
Total	$4,572	21.1%	$4,294	20.4%
Facility-based services
General and administrative	$9,777	28.7%	$10,166	26.6%
Depreciation and amortization	748	2.2	886	2.3
Total	$10,525	30.9%	$11,052	28.9%
Consolidated general and administrative expenses for the six months ended June 30, 2017 were $145.4 million, or 28.7% of net service revenue, compared to $134.3 million, or 29.9% of net service revenue, for the same period in 2016. Although consolidated general and administrative expenses increased in total over the same period in 2016, they decreased as a percentage of net service revenue by 1.2%. We continue to leverage efficiencies found in our back office that allows us to maintain general and administrative costs without increasing costs in proportion to the growth of our company.
Loss on disposal of assets
The loss on disposal of assets increased during the six months ended June 30, 2016 primarily due to the sale of an aircraft. The aircraft incurred damage and was subsequently sold at a price below the aircraft's net book value. The sale generated a loss of $0.9 million, which was realized during the six months ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our principal source of liquidity for operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our credit facility, which provides for aggregate borrowings, including outstanding letters of credit, up to $225 million. As of June 30, 2017, we had $130.0 million available for borrowing under our credit facility.
The following table summarizes changes in cash (amounts in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$42,776	$30,872
Investing activities	(28,568)	(24,954)
Financing activities	(10,504)	7,668
Cash provided by operating activities changed primarily due to the increased collections in patient accounts receivable, accretion of acquisitions purchased in 2016, and accretion of our same store agencies.
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
As of June 30, 2017, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 16.6%, or $26.0 million, compared to 18.9% or $29.0 million at December 31, 2016. Days sales outstanding as of June 30, 2017 and December 31, 2016 were 46 and 49 days, respectively. The improvement in days sales outstanding was due to strong cash collections for patients accounts that were greater than 180 days old.
The following table sets forth as of June 30, 2017, the aging of accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$71,740	$9,665	$2,928	$5,975	$90,308
Medicaid	5,294	1,978	1,010	1,162	9,444
Other	37,903	8,182	5,921	5,210	57,216
Total	$114,937	$19,825	$9,859	$12,347	$156,968
The following table sets forth as of December 31, 2016, the aging of accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$71,386	$9,590	$5,547	$5,720	$92,243
Medicaid	4,600	1,470	1,380	268	7,718
Other	33,084	5,943	7,179	7,672	53,878
Total	$109,070	$17,003	$14,106	$13,660	$153,839
Indebtedness
As of June 30, 2017, we had $130.0 million available for borrowing under our credit facility with $84.0 million drawn under our credit facility and $11.0 million of letters of credit outstanding. At December 31, 2016, we had $87.0 million drawn and $11.0 million of letters of credit outstanding under our credit facility.
For a discussion on our Credit Agreement with Capital One National Association, see Note 5 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
A letter of credit fee equal to the applicable Eurodollar rate multiplied-by the face amount of the letter of credit is charged upon the issuance and on each anniversary date while the letter of credit is outstanding. The agent’s standard up-front fee and other customary administrative charges will also be due upon issuance of the letter of credit along with a renewal fee on each anniversary date of such issuance while the letter of credit is outstanding. Borrowings accrue interest under the Credit Agreement at either the Base Rate or the Eurodollar rate, and are subject to the applicable margins set forth below:

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
At June 30, 2017, we were in compliance with all covenants contained in the Credit Agreement governing our credit facility.
Contingencies
For a discussion of contingencies, see Note 7 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.
Critical Accounting Policies
For a discussion of critical accounting policies, see Note 2 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Accounts Receivable and Allowances for Uncollectible Accounts
We report accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value.
The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which historically exceeds 50% of our patient accounts receivable as of June 30, 2017 and December 31, 2016, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject us to any significant credit risk in the collection of accounts receivable.
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
Insurance
We retain significant exposure for our employee health insurance, workers compensation, employment practices, and professional liability insurance programs. Our insurance programs require us to estimate potential payments on filed claims and/or claims incurred but not reported. Our estimates are based on information provided by the third-party plan administrators, historical claim experience, expected costs of claims incurred but not paid and expected costs associated with settling claims. Each month, we review the insurance-related recoveries and liabilities to determine if any adjustments are required.
Our employee health insurance program is self-funded, with stop-loss coverage on claims that exceed $0.2 million for any individually covered employee or employee family member. We are responsible for workers’ compensation claims up to $0.5 million per individual incident.
Malpractice, employment practices, and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through June 30, 2017 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $1.0 million per security claim and $0.5 million on other claims.
We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $0.4 million for the six months ended June 30, 2017.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information that we are required to disclose in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of June 30, 2017.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarterly period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
For a discussion of legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS.
There have been no material changes from the information included in Part I, Item 1A. “Risk Factors” of the Company’s 2016 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 6.    EXHIBITS.

3.1	Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to the Form S-1/A (File No. 333-120792) on February 14, 2005).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to the Form 10-Q on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to the Form S-1/ A (File No. 333-120792) on February 14, 2005).

10.1	Amendment to LHC Group, Inc. Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, effective January 20, 2015.

10.2	Amended and Restated Employment Agreement between Keith G. Myers and LHC Group, Inc., (previously filed as Exhibit 10.1 to LHC Group's Form 8-K filed on April 5, 2017).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joshua L. Proffitt, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

LHC GROUP, INC.

Date: August 3, 2017	/s/ Joshua L. Proffitt
Joshua L. Proffitt
Executive Vice President and Chief Financial Officer (Principal financial officer)