Form 10-Q
period 2017-09-30
LHC Group, Inc
filed 2017-11-06
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of November 1, 2017: 18,279,658 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$16,922	$3,264
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $26,089 and $29,036, respectively	145,508	124,803
Other receivables	4,705	5,115
Amounts due from governmental entities	830	942
Total receivables, net	151,043	130,860
Prepaid income taxes	4,879	—
Prepaid expenses	11,437	9,821
Other current assets	7,331	5,796
Total current assets	191,612	149,741
Property, building and equipment, net of accumulated depreciation of $41,876 and $35,226, respectively	47,562	43,251
Goodwill	392,689	307,317
Intangible assets, net of accumulated amortization of $12,607 and $10,968, respectively	130,779	102,006
Other assets	2,411	11,756
Total assets	$765,053	$614,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$40,355	$26,805
Salaries, wages, and benefits payable	53,289	34,265
Self-insurance reserve	9,524	10,691
Current portion of long-term debt	261	252
Amounts due to governmental entities	4,564	4,955
Income tax payable	—	3,499
Total current liabilities	107,993	80,467
Deferred income taxes	38,186	31,941
Revolving credit facility	119,000	87,000
Long-term debt, less current portion	93	544
Total liabilities	265,272	199,952
Noncontrolling interest — redeemable	13,206	12,567
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Common stock — $0.01 par value; 40,000,000 shares authorized; 22,635,322 and 22,429,041 shares issued in 2017 and 2016, respectively	226	224
Treasury stock — 4,890,181 and 4,828,679 shares at cost, respectively	(42,226)	(39,135)
Additional paid-in capital	125,208	119,748
Retained earnings	345,967	314,289
Total LHC Group, Inc. stockholders’ equity	429,175	395,126
Noncontrolling interest — non-redeemable	57,400	6,426
Total equity	486,575	401,552
Total liabilities and equity	$765,053	$614,071
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net service revenue	$272,872	$230,797	$779,700	$679,380
Cost of service revenue	172,856	140,832	488,384	413,561
Gross margin	100,016	89,965	291,316	265,819
Provision for bad debts	3,194	3,275	8,238	11,658
General and administrative expenses	75,669	66,999	221,077	201,296
(Gain) loss on disposal of assets	(177)	142	(23)	1,389
Operating income	21,330	19,549	62,024	51,476
Interest expense	(995)	(816)	(2,615)	(2,167)
Income before income taxes and noncontrolling interest	20,335	18,733	59,409	49,309
Income tax expense	7,445	6,562	20,410	15,500
Net income	12,890	12,171	38,999	33,809
Less net income attributable to noncontrolling interests	1,984	2,555	7,321	7,043
Net income attributable to LHC Group, Inc.’s common stockholders	$10,906	$9,616	$31,678	$26,766
Earnings per share attributable to LHC Group, Inc.'s common stockholders:
Basic	$0.61	$0.55	$1.79	$1.53
Diluted	$0.61	$0.54	$1.77	$1.52
Weighted average shares outstanding:
Basic	17,740,818	17,588,163	17,704,561	17,546,773
Diluted	18,010,522	17,719,473	17,931,700	17,664,284

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2016	$224	22,429,041	$(39,135)	(4,828,679)	$119,748	$314,289	$6,426	$401,552
Net income (1)	—	—	—	—	—	31,678	(328)	31,350
Acquired noncontrolling interest	—	—	—	—	—	—	52,492	52,492
Noncontrolling interest distributions	—	—	—	—	—	—	(1,472)	(1,472)
Sale of noncontrolling interest	—	—	—	—	348	—	282	630
Purchase of additional controlling interest	—	—	—	—	(184)	—	—	(184)
Nonvested stock compensation	—	—	—	—	4,522	—	—	4,522
Issuance of vested stock	2	191,463	—	—	(2)	—	—	—
Treasury shares redeemed to pay income tax	—	—	(3,091)	(61,502)	—	—	—	(3,091)
Issuance of common stock under Employee Stock Purchase Plan	—	14,818	—	—	776	—	—	776
Balance as of September 30, 2017	$226	22,635,322	$(42,226)	(4,890,181)	$125,208	$345,967	$57,400	$486,575

(1)
Net income excludes net income attributable to noncontrolling interest-redeemable of $7.6 million during the nine months ending September 30, 2017. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$38,999	$33,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,680	9,024
Provision for bad debts	8,238	11,658
Stock-based compensation expense	4,522	3,518
Deferred income taxes	6,245	6,062
Gain (loss) on disposal of assets	(23)	1,389
Impairment of intangibles and other	81	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(19,569)	(21,175)
Prepaid expenses and other assets	(3,859)	450
Prepaid income taxes	(4,879)	(2,482)
Accounts payable and accrued expenses	26,038	17,633
Income taxes payable	(3,499)	—
Net amounts due to/from governmental entities	(279)	(2,043)
Net cash provided by operating activities	61,695	57,843
Investing activities:
Purchases of property, building and equipment	(7,944)	(14,576)
Cash paid for acquisitions, primarily goodwill and intangible assets	(61,247)	(20,332)
Other	—	273
Net cash used in investing activities	(69,191)	(34,635)
Financing activities:
Proceeds from line of credit	63,000	38,000
Payments on line of credit	(31,000)	(44,000)
Proceeds from employee stock purchase plan	776	663
Payments on debt	(192)	(156)
Noncontrolling interest distributions	(8,406)	(6,859)
Excess tax benefits from vesting of stock awards	—	1,293
Withholding taxes paid on stock-based compensation	(3,091)	(1,931)
Purchase of additional controlling interest	(184)	—
Sale of noncontrolling interest	251	52
Proceeds from exercise of stock options	—	109
Net cash (used in) provided by financing activities	21,154	(12,829)
Change in cash	13,658	10,379
Cash at beginning of period	3,264	6,139
Cash at end of period	$16,922	$16,518
Supplemental disclosures of cash flow information:
Interest paid	$2,694	$2,329
Income taxes paid	$22,376	$11,390
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care. The Company provides home health services, hospice services, community-based services, and facility-based services, the latter primarily through long-term acute care hospitals (“LTACHs”). As of September 30, 2017, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements, operated 449 service providers in 27 states within the continental United States.
Unaudited Interim Financial Information
The condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, and the related condensed consolidated statements of income for the three and nine months ended September 30, 2017 and 2016, condensed consolidated statement of changes in equity for the nine months ended September 30, 2017, condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 and related notes (collectively, these financial statements and the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended September 30,		Nine Months Ended September 30,
Ownership type	2017	2016	2017	2016
Wholly-owned subsidiaries	50.6%	57.6%	52.1%	57.3%
Equity joint ventures	47.5	40.7	46.1	41.0
Other	1.9	1.7	1.8	1.7
	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
Payor:	2017	2016	2017	2016
Medicare	71.0%	74.3%	71.5%	74.7%
Medicaid	1.8	1.9	1.8	1.8
Managed Care, Commercial, and Other	27.2	23.8	26.7	23.5
	100.0%	100.0%	100.0%	100.0%
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
The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average number of shares outstanding for basic per share calculation	17,740,818	17,588,163	17,704,561	17,546,773
Effect of dilutive potential shares:
Options	—	—	—	1,146
Nonvested stock	269,704	131,310	227,139	116,365
Adjusted weighted average shares for diluted per share calculation	18,010,522	17,719,473	17,931,700	17,664,284
Anti-dilutive shares	—	20,001	137,400	214,856
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
All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company's consolidated financial statements in the reporting period in which they occur. The Company recorded excess tax benefits of $1.0 million in income tax expense for the nine months ended September 30, 2017. Additionally, the Company elected to continue to apply an estimated rate of forfeiture to its compensation expense for share-based awards.
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
3. Acquisitions and Joint Ventures

On January 1, 2017, the Company formed a joint venture with LifePoint Health, Inc. ("LifePoint"). LifePoint contributed 28 home health agencies, 12 hospice agencies, and one inpatient hospice unit to the joint venture during the nine months ended September 30, 2017. The Company acquired majority ownership of the membership interests of these agencies. These providers conduct home health operations in Arizona, Colorado, Louisiana, Michigan, North Carolina, Pennsylvania, Tennessee, Texas, and Virginia; and hospice operations in Michigan, North Carolina, Pennsylvania, Tennessee, and Virginia.

On June 1, 2017, the Company formed a joint venture with Baptist Memorial Health Care ("Baptist"). Baptist contributed three home health agencies and six hospice agencies to the joint venture during the nine months ended September 30, 2017. The Company acquired majority ownership of the membership interests of these agencies. These providers conduct home health and hospice operations in Mississippi and Tennessee.

On September 1, 2017, the Company formed a joint venture with Christus Continuing Care (“Christus”). Christus contributed seven home health agencies, five hospice agencies, one inpatient hospice unit, one community-based agency, and six LTACH agencies to the joint venture during the nine months ended September 30, 2017. The Company acquired majority ownership of the membership interests of these agencies. These providers conduct home health, hospice, and community-based operations in Louisiana and Texas; and LTACH operations in Arkansas, Louisiana, and Texas.

In separate transactions, the Company acquired two home health agencies, two hospice agencies, one inpatient hospice unit, and one pharmacy during the nine months ended September 30, 2017.

The total aggregate purchase price for these transactions was $76.7 million, of which $10.4 million was paid in December 2016 and $61.2 million was primarily paid in cash during the nine months ended September 30, 2017. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.

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

The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired during the nine months ended September 30, 2017 (amounts in thousands):

Consideration
Cash	$71,677
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Patient accounts receivable	6,532
Trade name	13,953
Certificates of need/licenses	16,447
Other identifiable intangible assets	6
Other assets and (liabilities), net	2,121
Total identifiable assets	39,059
Noncontrolling interest	52,492
Goodwill, including noncontrolling interest of $34,313	$85,110

The Company conducted preliminary assessments and recognized provisional amounts in its initial accounting for the acquisitions of majority ownership of three joint venture partnerships for all identified assets in accordance with the requirements of ASC Topic 805. The Company is continuing its review of these matters during the measurement period. If new information about facts and circumstances that existed at the acquisition date is obtained and indicates adjustments are necessary, the acquisition accounting will be revised to adjust to the provisional amounts initially recognized.

4. Goodwill and Intangibles
The changes in recorded goodwill by reporting unit for the nine months ended September 30, 2017 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Community - based reporting unit	Facility-based reporting unit	Total
Balance as of December 31, 2016	$210,839	$64,234	$18,820	$13,424	$307,317
Goodwill from acquisitions	29,448	15,188	4,285	1,876	50,797
Goodwill related to noncontrolling interests	20,781	9,674	2,856	1,002	34,313
Goodwill related to disposals	(80)	—	—	—	(80)
Goodwill related to prior period net working capital adjustments............................................	(5)	—	—	347	342
Balance as of September 30, 2017	$260,983	$89,096	$25,961	$16,649	$392,689
Intangible assets consisted of the following as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$78,590	$—	$78,590
Certificates of need/licenses	Indefinite	49,773	—	49,773
Total		$128,363	$—	$128,363
Definite-lived assets:
Trade names	2 months — 9 years	$9,291	$(7,184)	$2,107
Non-compete agreements	2 month — 2 years	5,732	(5,423)	309
Total		$15,023	$(12,607)	$2,416
Balance as of September 30, 2017		$143,386	$(12,607)	$130,779

	December 31, 2016
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$64,672	$—	$64,672
Certificates of need/licenses	Indefinite	33,327	—	$33,327
Total		$97,999	$—	$97,999
Definite-lived assets:
Trade names	8 months — 9 years	$9,294	$(5,991)	$3,303
Non-compete agreements	2 months — 3 years	5,681	(4,977)	704
Total		$14,975	$(10,968)	$4,007
Balance as of December 31, 2016		$112,974	$(10,968)	$102,006
Intangible assets of $87.8 million, net of accumulated amortization, were related to the home health services segment, $31.8 million were related to the hospice services segment, $9.0 million were related to the community-based services segment, and $2.2 million were related to the facility-based services segment as of September 30, 2017. The Company recorded $1.6 million and $1.8 million of amortization expense during the nine months ended September 30, 2017 and 2016, respectively. This was recorded in general and administrative expenses.
5. Debt
Credit Facility
On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at, as selected by the Company, either a (1) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or (2) Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at the same time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at September 30, 2017 was 5.25% and the Eurodollar rate was 3.24%.
As of September 30, 2017 and December 31, 2016, respectively, the Company had $119.0 million and $87.0 million drawn and letters of credit totaling $11.0 million outstanding under its credit facilities with Capital One, National Association.

As of September 30, 2017, the Company had $95.0 million available for borrowing under the Credit Agreement with Capital One, National Association.

6. Stockholder’s Equity
Equity Based Awards
The 2010 Long Term Incentive Plan (the “2010 Incentive Plan”) is administered by the Compensation Committee of the Company’s Board of Directors. A total of 1,500,000 shares of the Company’s common stock were reserved and 391,414 shares are currently available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
During the nine months ended September 30, 2017, the Company’s independent directors were granted 11,700 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the nine months ended September 30, 2017, employees were granted 139,310 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the nine months ended September 30, 2017 was $48.52.
The following table represents the nonvested stock activity for the nine months ended September 30, 2017:

	Number of shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2016	574,711	$31.61
Granted	151,010	$48.52
Vested	(191,463)	$28.91
Forfeited	(3,793)	$39.30
Nonvested shares outstanding as of September 30, 2017	530,465	$37.35
As of September 30, 2017, there was $14.9 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.13 years. The total fair value of shares of common stock vested during the nine months ended September 30, 2017 was $5.5 million. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $4.5 million and $3.5 million of compensation expense related to nonvested stock grants in the nine months ended September 30, 2017 and 2016, respectively.
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

The table below details the shares of common stock issued during 2017:

	Number of shares	Per share price
Shares available as of December 31, 2016	189,611
Shares issued during the three months ended March 31, 2017	5,891	$43.42
Shares issued during the three months ended June 30, 2017	4,152	$51.21
Shares issued during the three months ended September 30, 2017..........................................................	4,775	$64.49
Shares available as of September 30, 2017	174,793
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the nine months ended September 30, 2017, the Company redeemed 61,502 shares of common stock valued at $3.1 million, related to these tax obligations.
7. Commitments and Contingencies
Contingencies
The Company provides services in a highly regulated industry and is a party to various proceedings and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including audits by Zone Program Integrity Contractors ("ZPICs") and Recovery Audit Contractors ("RACs") and investigations resulting from the Company's obligation to self-report suspected violations of law). Management cannot predict the ultimate outcome of any regulatory and other governmental and internal audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses in the future. These audits and investigations have caused and could potentially continue to cause delays in collections and recoupments from governmental payors and may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.
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
The following table summarizes the activity of noncontrolling interest-redeemable for the nine months ended September 30, 2017 (amounts in thousands):

Balance as of December 31, 2016	$12,567
Net income attributable to noncontrolling interest-redeemable	7,649
Noncontrolling interest-redeemable distributions	(6,933)
Sale of noncontrolling interest-redeemable	(77)
Balance as of September 30, 2017	$13,206
9. Allowance for Uncollectible Accounts
The following table summarizes the activity in the allowance for uncollectible accounts for the nine months ended September 30, 2017 (amounts in thousands):

Balance as of December 31, 2016	$29,036
Additions	8,238
Deductions	(11,185)
Balance as of September 30, 2017	$26,089

The allowance for uncollectible accounts declined to 15.2% from 18.9% of patient accounts receivable over the nine months ended September 30, 2017. This was due to a reduction in provision of bad debts due to more timely cash collections and an increase in amounts collected. Patient accounts receivable over 180 days decreased 17% during the nine months ended September 30, 2017 due to the Company's continued process improvements. The maturity of the Company's back office and field operations, the use of the point-of-care platform, and the use of other technology advancements in reporting and analytics were the drivers of improved collections.
10. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the nine months ended September 30, 2017, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximate current rates.
11. Segment Information
The Company’s reportable segments consist of home health services, hospice services, community-based services, and facility-based services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements.
The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended September 30, 2017
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$198,978	$41,291	12,146	$20,457	$272,872
Cost of service revenue	123,204	27,441	8,971	13,240	172,856
Provision for bad debts	2,661	234	30	269	3,194
General and administrative expenses	55,980	11,263	2,387	6,039	75,669
(Gain) loss on disposal of assets	20	13	—	(210)	(177)
Operating income	17,113	2,340	758	1,119	21,330
Interest expense	(746)	(149)	(50)	(50)	(995)
Income before income taxes and noncontrolling interest	16,367	2,191	708	1,069	20,335
Income tax expense	5,703	931	338	473	7,445
Net income	10,664	1,260	370	596	12,890
Less net income (loss) attributable to noncontrolling interests	1,759	273	(21)	(27)	1,984
Net income attributable to LHC Group, Inc.’s common stockholders	$8,905	$987	$391	$623	$10,906
Total assets	$515,562	$156,296	$44,621	$48,574	$765,053

	Three Months Ended September 30, 2016
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$167,529	$35,322	$11,793	$16,153	$230,797
Cost of service revenue	100,057	21,243	9,100	10,432	140,832
Provision for bad debts	2,049	797	190	239	3,275
General and administrative expenses	50,293	9,491	2,263	4,952	66,999
Loss on disposal of assets	20	5	—	117	142
Operating income	15,110	3,786	240	413	19,549
Interest expense	(612)	(90)	(41)	(73)	(816)
Income before income taxes and noncontrolling interest	14,498	3,696	199	340	18,733
Income tax expense	5,133	1,275	83	71	6,562
Net income	9,365	2,421	116	269	12,171
Less net income attributable to noncontrolling interests	1,853	553	—	149	2,555
Net income attributable to LHC Group, Inc.’s common stockholders	$7,512	$1,868	$116	$120	$9,616
Total assets	$425,923	$119,906	$33,549	$34,075	$613,453

	Nine Months Ended September 30, 2017
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$575,180	$116,249	$33,807	$54,464	$779,700
Cost of service revenue	352,896	75,187	24,905	35,396	488,384
Provision for bad debts	5,796	1,393	404	645	8,238
General and administrative expenses	165,153	32,404	6,957	16,563	221,077
(Gain) loss on disposal of assets	39	21	—	(83)	(23)
Operating income	51,296	7,244	1,541	1,943	62,024
Interest expense	(1,961)	(393)	(130)	(131)	(2,615)
Income before income taxes and noncontrolling interest	49,335	6,851	1,411	1,812	59,409
Income tax expense	16,712	2,439	602	657	20,410
Net income	32,623	4,412	809	1,155	38,999
Less net income (loss) attributable to noncontrolling interests	6,053	1,038	(7)	237	7,321
Net income attributable to LHC Group, Inc.’s common stockholders	$26,570	$3,374	$816	$918	$31,678

	Nine Months Ended September 30, 2016
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$492,090	$100,051	$32,823	$54,416	$679,380
Cost of service revenue	294,359	61,836	24,656	32,710	413,561
Provision for bad debts	8,122	2,364	488	684	11,658
General and administrative expenses	150,948	27,787	6,557	16,004	201,296
Loss on disposal of assets	811	329	46	203	1,389
Operating income	37,850	7,735	1,076	4,815	51,476
Interest expense	(1,640)	(232)	(106)	(189)	(2,167)
Income before income taxes and noncontrolling interest	36,210	7,503	970	4,626	49,309
Income tax expense	11,026	2,484	413	1,577	15,500
Net income	25,184	5,019	557	3,049	33,809
Less net income (loss) attributable to noncontrolling interests	5,002	1,368	(57)	730	7,043
Net income attributable to LHC Group, Inc.’s common stockholders	$20,182	$3,651	$614	$2,319	$26,766

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after September 30, 2017;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any regulatory changes under the new presidential administration;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with SEC laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in future interpretations of fraud, anti-kickback, or other laws.
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
OVERVIEW
We provide quality, cost-effective post-acute health care services to our patients. As of September 30, 2017, we have 449 service providers in 27 states. Our services are classified into four segments: (1) home health services, (2) hospice services, (3) community-based services, and (4) facility-based services offered through our long-term acute care hospitals (“LTACHs”). We intend to increase the number of service providers within each of our four segments that we operate through continued acquisitions, joint ventures, and organic development.
Through our home health services segment, we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of September 30, 2017, we operated 324 home health services locations, of which 166 are wholly-owned, 152 are majority-owned through equity joint ventures, three are under license lease arrangements, and the operations of the remaining three locations are only managed by us.

Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of September 30, 2017, we operated 92 hospice locations, of which 46 are wholly-owned, 44 are majority-owned through equity joint ventures, and two are under license lease arrangements.
Through our community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of September 30, 2017, we operated 12 community-based services locations: 10 are wholly-owned and two are majority-owned through an equity joint venture.
We provide facility-based services principally through our LTACHs. As of September 30, 2017, we operated 11 LTACHs with 15 locations, of which all but one are located within host hospitals. Of these facility-based services locations, three are wholly-owned, 11 are majority-owned through equity joint ventures, and one location is managed by us. We also wholly-own and operate a family health center, two pharmacies, a rural health clinic, and two physical therapy clinics.
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of September 30, 2017, the Joint Commission had accredited 299 of our 324 home health services locations and 61 of our 92 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reporting segment	2017	2016	2017	2016
Home health services	72.9%	72.6%	73.8%	72.5%
Hospice services	15.1	15.3	14.9	14.7
Community-based services	4.5	5.1	4.3	4.8
Facility-based services	7.5	7.0	7.0	8.0
	100.0%	100.0%	100.0%	100.0%
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
On November 1, 2017, CMS released the Final Rule (effective January 1, 2018) regarding payment rates for home health services provided during calendar year 2018. The national, standardized 60-day episode payment rate will increase to $3,039.64 in 2018. The Final Rule estimates an impact of 0.5% reduction in payments due to the expiration of the rural add-on provision, a 1% home health payment update percentage, and 0.97% adjustment for case mix (the third year of a three year adjustment). CMS also estimates a reduction in regulatory reporting due to the removal of a number of quality measures and OASIS items. CMS estimates the overall economic impact of the Final Rule's changes and payment rate update is an estimated decrease of 0.4% in payments to home health agencies. In addition, CMS decided not to finalize its rule on the Home Health Groupings Model ("HHGM") as was proposed, but instead will take additional time to further engage with stakeholders to move towards a system that shifts the focus from volume of services to a more patient-centered model.
Hospice Services
On July 29, 2016, CMS issued a Final Rule updating Medicare payment rates and the wage index for hospices for fiscal year 2017, which resulted in a 2.1% increase in payment rates. The 2.1% increase is based on 2.7% inpatient hospital market basket update, reduced by a 0.3% productivity adjustment, and a 0.3% adjustment set by the Patient Protection and Affordable Care Act ("PPACA"). The hospice cap amount for the 2017 hospice cap year will be $28,404.99. The following table shows the hospice Medicare payment rates for fiscal year 2017, which began on October 1, 2016 and ended September 30, 2017:

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
The following table shows the hospice Medicare payment rates for fiscal year 2018, which began on October 1, 2017 and will end September 30, 2018:

Description	Rate per patient day
Routine Home Care days 1-60	$192.78
Routine Home Care days 60+	$151.41
Continuous Home Care	$976.42
Full Rate = 24 hours of care
$40.68 = hourly rate
Inpatient Respite Care	$172.78
General Inpatient Care	$743.55

Community-Based Services
Community-based services are in-home care services, which are primarily performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. Revenue is generated on an hourly basis and our current primary payors are TennCare Managed Care Organization and Medicaid. Approximately 70% of our net service revenue in this segment was generated in Tennessee for the nine months ended September 30, 2017.
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
On August 2, 2017, CMS posted a display copy of its final rule for the annual update to Medicare payment rates and policies for the Fiscal Year 2018 inpatient hospitals prospective payment system and the LTACH PPS. CMS estimates the impact of the proposed rule will result in a 2.4% overall reduction in LTACH spending. The LTACH standard federal rate is reduced to $41,430.56 from $42,476.41. CMS is also proposing a 12 month administrative moratorium on application of the 25 Percent Rule beginning with the expiration of the statutory moratorium after September 30, 2017. The 25 Percent Rule will not be applied to LTACHs for discharges occurring on or before September 30, 2018. CMS also adopted certain adjustments to high cost outlier and short stay outlier policies. CMS finalized its proposal for a new severe wound exception to be paid at standard Federal LTACH rates instead of site neutral payments for grandfathered LTACHs. CMS changed the separateness and control restrictions for certain co-located IPPS-exempt hospitals. The Final Rule also adds three new quality measures and discontinues two quality measures. CMS also finalized its proposal to implement collection of standardized patient assessment data under the IMPACT Act on functional status, cognitive function, cancer treatments, respiratory treatments, transfusions and other special services effective for admissions on/after April 1, 2019.
None of the aforementioned estimated changes to Medicare payments for home health, hospice, and LTACHs include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.
RESULTS OF OPERATIONS
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Consolidated financial statements
The following table summarizes our consolidated results of operations for the three months ended September 30, 2017 and 2016 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2017			2016			Increase (Decrease)
Net service revenue	$272,872			$230,797			$42,075
Cost of service revenue	172,856	63.3%		140,832	61.0%		32,024
Provision for bad debts	3,194	1.2		3,275	1.4		(81)
General and administrative expenses	75,669	27.7		66,999	29.0		8,670
(Gain) loss on disposal of assets	(177)	(0.1)		142	0.1		319
Interest expense	(995)			(816)			179
Income tax expense	7,445	41.1	(1)	6,562	40.6	(2)	883
Noncontrolling interest	1,984			2,555			(571)
Net income attributable to LHC Group, Inc.’s common stockholders	$10,906			$9,616			$1,290

(1)
Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders, excluding the excess tax benefits realized during the three months ended September 30, 2017 of $0.09 million. For a discussion on the excess tax benefits, see Note 2 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

(2)	Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.'s common stockholders.
Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended September 30, 2017 and the related change from the same period in 2016 (amounts in thousands, except admissions, census, episode data, patient days and billable hours):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$184,467	$327	$184,794	10.3%	$14,184	$198,978	18.8%
Revenue Medicare	$133,597	$283	$133,880	4.9	$9,267	$143,147	12.1
Admissions	43,122	73	43,195	6.2	4,646	47,841	17.7
Medicare Admissions	27,207	61	27,268	1.7	2,696	29,964	11.8
Average Census	39,893	50	39,943	3.7	3,507	43,450	12.8
Average Medicare Census	27,599	40	27,639	(1.2)	2,052	29,691	6.1
Home Health Episodes	50,123	75	50,198	2.0	3,805	54,003	9.7
Hospice services
Revenue	$33,581	$517	$34,098	(3.5)	$7,193	$41,291	16.9
Revenue Medicare	$31,680	$451	$32,131	(2.9)	$5,785	$37,916	14.6
Admissions	2,451	47	2,498	(2.2)	940	3,438	34.6
Medicare Admissions	2,140	40	2,180	(3.8)	787	2,967	30.9
Average Census	2,651	37	2,688	(1.8)	420	3,108	13.6
Average Medicare Census	2,466	34	2,500	(1.9)	388	2,888	13.4
Patient days	244,061	3,307	247,368	(1.7)	38,603	285,971	13.6
Community-based services
Revenue	$11,338	$—	$11,338	(3.9)	$808	$12,146	3.0
Billable hours	339,569	—	339,569	(1.4)	30,131	369,700	7.3
Facility-based services
LTACHs
Revenue	$15,712	$—	$15,712	4.5	2,561	$18,273	21.6
Patient days	12,506	—	12,506	(7.4)	2,093	14,599	8.1

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic revenue and patient metrics increased in our home health services segment due to the successful execution of same store growth strategies. Total organic revenue and patient metrics decreased in our hospice services segment due to the lower admissions during the third quarter of 2017. Total organic revenue increased in the facility-based services segment due to patients that meet the new LTACH criteria payment model.
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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended September 30,
	2017		2016
Home health services
Salaries, wages and benefits	$112,117	56.3%	$90,393	53.9%
Transportation	6,271	3.2	5,624	3.4
Supplies and services	4,816	2.4	4,040	2.4
Total	$123,204	61.9%	$100,057	59.7%
Hospice services
Salaries, wages and benefits	$19,523	47.3%	$14,695	41.5%
Transportation	1,588	3.8	1,329	3.8
Supplies and services	6,330	15.3	5,219	14.8
Total	$27,441	66.5%	$21,243	60.1%
Community-based services
Salaries, wages and benefits	$8,820	72.6%	$8,967	76.1%
Transportation	92	0.8	69	0.6
Supplies and services	59	0.5	64	0.5
Total	$8,971	73.9%	$9,100	77.2%
Facility-based services
Salaries, wages and benefits	$9,644	47.1%	$6,987	43.2%
Transportation	81	0.4	60	0.4
Supplies and services	3,515	17.2	3,385	21.0
Total	$13,240	64.7%	$10,432	64.6%
Consolidated cost of service revenue for the three months ended September 30, 2017 was $172.9 million, or 63.3% of net service revenue, compared to $140.8 million, or 61.0% of net service revenue, for the same period in 2016. Consolidated cost of service revenue variances were as follows:

•Home Health Segment -- Cost of service revenue increased as a percentage of net service revenue due in part to 2.0% Medicare reimbursement cuts recognized in 2017. Additionally, acquisitions accounted for $11.9 million of the $23.1 million increase, with the remaining difference caused by the growth in our same store agencies.

•Hospice Segment -- Acquisitions accounted for $5.6 million of the $6.2 million increase, with the remaining difference caused by the growth in our same store agencies. Cost of service increased as a percentage of net service revenue due to the decline in admissions associated with our same store agencies.

•Community-Based Services Segment: Cost of service revenue decreased as a percentage of net service revenue due to the utilization of contract labor in the prior year, which was used to service a higher level of care in our 2016 patient mix.

•Facility-Based Segment -- Acquisitions accounted for $2.7 million of the $2.8 million increase. Cost of service - salaries, wages, and benefits increased as a percentage of net service revenue due to lower revenue per patient day for the period caused by patient criteria changes that went into effect September 2016.

Provision for bad debts

Consolidated provision for bad debts for the three months ended September 30, 2017 was $3.2 million, or 1.2% of net service revenue, compared to $3.3 million, or 1.4% of net service revenue, for the same period in 2016. The Company continues to have more timely cash collections and an increase in amounts collected. The continued maturity of our back office and field operations, use of our point-of-care platform, and use of other technology advancements in reporting and analytics are drivers of collection improvements.
General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended September 30,
	2017		2016
Home health services
General and administrative	$53,753	27.0%	$48,282	28.8%
Depreciation and amortization	2,227	1.1	2,011	1.2
Total	$55,980	28.1%	$50,293	30.0%
Hospice services
General and administrative	$10,697	25.9%	$8,941	25.3%
Depreciation and amortization	566	1.4	550	1.6
Total	$11,263	27.3%	$9,491	26.9%
Community-based services
General and administrative	$2,275	18.7%	$2,158	18.3%
Depreciation and amortization	112	0.9	105	0.9
Total	$2,387	19.6%	$2,263	19.2%
Facility-based services
General and administrative	$5,613	27.4%	$4,506	27.9%
Depreciation and amortization	427	2.1	446	2.8
Total	$6,040	29.5%	$4,952	30.7%
Consolidated general and administrative expenses for the three months ended September 30, 2017 were $75.7 million, or 27.7% of net service revenue, compared to $67.0 million, or 29.0% of net service revenue, for the same period in 2016. Although consolidated general and administrative expenses increased in total over the same period in 2016, they decreased as a percentage of net service revenue by 1.3%. We continue to leverage efficiencies found in our back office that allow us to maintain general and administrative costs without increasing costs in proportion to the growth of our company.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Consolidated financial statements
The following table summarizes our consolidated results of operations for the nine months ended September 30, 2017 and 2016 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2017			2016			Increase (Decrease)
Net service revenue	$779,700			$679,380			$100,320
Cost of service revenue	488,384	62.6%		413,561	60.9%		74,823
Provision for bad debts	8,238	1.1		11,658	1.7		(3,420)
General and administrative expenses	221,077	28.4		201,296	29.6		19,781
(Gain) loss on disposal of assets	(23)	—		1,389	0.2		1,412
Interest expense	(2,615)			(2,167)			448
Income tax expense	20,410	41.0	(1)	15,500	40.5	(2)	4,910
Noncontrolling interest	7,321			7,043			278
Net income attributable to LHC Group, Inc.’s common stockholders	$31,678			$26,766			$4,912

(1)
Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders, excluding the excess tax benefits realized during the nine months ended September 30, 2017 of $1.0 million. For a discussion on the excess tax benefits, see Note 2 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

(2)
Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders, excluding the changes in measurement realized in 2016 of the unrecognized tax position of $1.6 million and related interest expense of $0.4 million.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the nine months ended September 30, 2017 and the related change from the same period in 2016 (amounts in thousands, except admissions, census, episode data, patient days and billable hours):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$541,918	$990	$542,908	10.3%	$32,272	$575,180	16.9%
Revenue Medicare	$394,756	$826	$395,582	5.6	$19,973	$415,555	10.9
Admissions	130,012	219	130,231	9.7	12,610	142,841	20.3
Medicare Admissions	82,898	176	83,074	5.5	6,715	89,789	14.0
Average Census	39,819	47	39,866	4.0	2,996	42,862	11.9
Average Medicare Census	27,829	38	27,867	(0.7)	1,660	29,527	5.2
Home Health Episodes	149,670	234	149,904	1.2	9,241	159,145	7.4
Hospice services
Revenue	$99,410	$1,001	$100,411	0.4	$15,838	$116,249	16.2
Revenue Medicare	$93,073	$892	$93,965	0.9	$13,609	$107,574	15.6
Admissions	7,729	1	7,730	2.5	1,987	9,717	28.9
Medicare Admissions	6,663	1	6,664	—	1,696	8,360	25.4
Average Census	2,533	24	2,557	(1.4)	431	2,988	15.2
Average Medicare Census	2,341	22	2,363	(1.9)	406	2,769	14.9
Patient days	716,644	6,504	723,148	1.8	92,607	815,755	14.8
Community-based services
Revenue	$32,125	$—	$32,125	(2.1)	$1,682	$33,807	3.0
Billable hours	1,014,930	—	1,014,930	3.6	41,292	1,056,222	7.8
Facility-based services
LTACHs
Revenue	$44,330	$—	$44,330	(13.2)	2,561	$46,891	(8.2)
Patient days	39,313	—	39,313	(8.5)	2,093	41,406	(3.6)

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
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

Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine Months Ended September 30,
	2017		2016
Home health services
Salaries, wages and benefits	$320,933	55.8%	$266,170	54.1%
Transportation	18,064	3.1	16,648	3.4
Supplies and services	13,899	2.4	11,541	2.3
Total	$352,896	61.3%	$294,359	59.8%
Hospice services
Salaries, wages and benefits	$52,800	45.4%	$43,319	43.3%
Transportation	4,555	3.9	4,005	4.0
Supplies and services	17,832	15.3	14,512	14.5
Total	$75,187	64.6%	$61,836	61.8%
Community-based services
Salaries, wages and benefits	$24,514	72.5%	$24,256	73.9%
Transportation	231	0.7	197	0.6
Supplies and services	160	0.5	203	0.6
Total	$24,905	73.7%	$24,656	75.1%
Facility-based services
Salaries, wages and benefits	$24,959	45.8%	$21,626	39.7%
Transportation	199	0.4	190	0.3
Supplies and services	10,238	18.8	10,894	20.0
Total	$35,396	65.0%	$32,710	60.0%
Consolidated cost of service revenue for the nine months ended September 30, 2017 was $488.4 million, or 62.6% of net service revenue, compared to $413.6 million, or 60.9% of net service revenue, for the same period in 2016. Consolidated cost of service revenue variances were as follows:

•Home Health Segment -- Cost of service revenue increased as a percentage of net service revenue due in part to 2.0% Medicare reimbursement cuts recognized in 2017. Additionally, acquisitions accounted for $32.5 million of the $58.5 million increase, with the remaining difference caused by growth in our same store agencies.

•Hospice Segment -- Acquisitions accounted for $6.6 million of the $13.4 million increase in cost of service revenue, with the remaining difference caused by growth in our same store agencies. Cost of service increased as a percentage of net service revenue due to the decline in same store admissions during the third quarter of 2017.

•Community-Based Services Segment: Cost of service revenue decreased as a percentage of net service revenue due to the utilization of contract labor in the prior year, which was used to service a higher level of care in our 2016 patient mix.

•Facility-Based Services Segment -- Acquisitions accounted for $3.0 million of the $2.7 million increase in cost of service revenue, which was offset by decrease in cost of service for one LTACH location that had a reduction of beds during 2016. Cost of service revenue increased as a percentage of net service revenue due to lower revenue per patient day for the period caused by patient criteria changes that went into effect in June 2016 and September 2016.

Provision for bad debts
Consolidated provision for bad debts for the nine months ended September 30, 2017 was $8.2 million, or 1.1% of net service revenue, compared to $11.7 million, or 1.7% of net service revenue, for the same period in 2016. The decrease in provision for bad debts was primarily due to continued process improvements implemented in our revenue cycle department. These improvements also contributed to the significant decrease in patient accounts receivable that are over 180 days. The Company continues to have more timely cash collections and an increase in amounts collected. The continued maturity of our back office and field operations, use of our point-of-care platform, and use of other technology advancements in reporting and analytics are drivers of collection improvements.

General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine Months Ended September 30,
	2017		2016
Home health services
General and administrative	$158,713	27.6%	$145,166	29.5%
Depreciation and amortization	6,440	1.1	5,782	1.2
Total	$165,153	28.7%	$150,948	30.7%
Hospice services
General and administrative	$30,675	26.4%	$26,175	26.2%
Depreciation and amortization	1,729	1.5	1,612	1.6
Total	$32,404	27.9%	$27,787	27.8%
Community-based services
General and administrative	$6,621	19.6%	$6,260	19.1%
Depreciation and amortization	336	1.0	297	0.9
Total	$6,957	20.6%	$6,557	20.0%
Facility-based services
General and administrative	$15,388	28.3%	$14,672	27.0%
Depreciation and amortization	1,175	2.2	1,332	2.4
Total	$16,563	30.5%	$16,004	29.4%
Consolidated general and administrative expenses for the nine months ended September 30, 2017 were $221.1 million, or 28.4% of net service revenue, compared to $201.3 million, or 29.6% of net service revenue, for the same period in 2016. Although consolidated general and administrative expenses increased in total over the same period in 2016, they decreased as a percentage of net service revenue by 1.2%. We continue to leverage efficiencies found in our back office that allows us to maintain general and administrative costs without increasing costs in proportion to the growth of our company.
Loss on disposal of assets
The loss on disposal of assets increased during the nine months ended September 30, 2016 primarily due to the sale of an aircraft. The aircraft incurred damage and was subsequently sold at a price below the aircraft's net book value. The sale generated a loss of $0.9 million, which was realized during the nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our principal source of liquidity for operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our credit facility, which provides for aggregate borrowings, including outstanding letters of credit, up to $225 million. As of September 30, 2017, we had $95.0 million available for borrowing under our credit facility.
The following table summarizes changes in cash (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$61,695	$57,843
Investing activities	(69,191)	(34,635)
Financing activities	21,154	(12,829)
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
As of September 30, 2017, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 15.2%, or $26.1 million, compared to 18.9% or $29.0 million at December 31, 2016. Days sales outstanding was 49 days for September 30, 2017 and December 31, 2016.
The following table sets forth as of September 30, 2017, the aging of accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$78,600	$14,145	$2,725	$6,196	$101,666
Medicaid	5,507	2,588	614	1,393	10,102
Other	38,804	8,860	6,557	5,608	59,829
Total	$122,911	$25,593	$9,896	$13,197	$171,597
The following table sets forth as of December 31, 2016, the aging of accounts receivable (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$71,386	$9,590	$5,547	$5,720	$92,243
Medicaid	4,600	1,470	1,380	268	7,718
Other	33,084	5,943	7,179	7,672	53,878
Total	$109,070	$17,003	$14,106	$13,660	$153,839
Indebtedness
As of September 30, 2017, we had $95.0 million available for borrowing under our credit facility with $119.0 million drawn under our credit facility and $11.0 million of letters of credit outstanding. At December 31, 2016, we had $87.0 million drawn and $11.0 million of letters of credit outstanding under our credit facility.
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
At September 30, 2017, we were in compliance with all covenants contained in the Credit Agreement governing our credit facility.
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
The collection of outstanding receivables is our primary source of cash collections and is critical to our operating performance. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which historically exceeds 50% of our patient accounts receivable as of September 30, 2017 and December 31, 2016, respectively, is limited due to (i) the historical collections from Medicare and (ii) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject us to any significant credit risk in the collection of accounts receivable.
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
Malpractice, employment practices, and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through September 30, 2017 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $1.0 million per security claim and $0.5 million on other claims.
We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $0.7 million for the nine months ended September 30, 2017.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of September 30, 2017.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarterly period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LHC GROUP, INC.

Date: November 6, 2017	/s/ Joshua L. Proffitt
Joshua L. Proffitt
Executive Vice President and Chief Financial Officer (Principal financial officer)