Form 10-K
period 2017-12-31
LHC Group, Inc
filed 2018-03-01
CIK 1303313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.1 billion based on the closing sale price as reported on the NASDAQ Global Select Market. For purposes of this determination shares beneficially owned by officers, directors and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.

There were 18,285,192 shares of common stock, $0.01 par value, issued and outstanding as of February 26, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2017 are incorporated by reference in Part II of this Annual Report on Form 10-K. Portions of the Registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

LHC GROUP, INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference herein contain certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “foresee,” “estimate,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Specifically, this Annual Report on Form 10-K contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2017;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any regulatory changes under the current presidential administration;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business;

•	the impact of changes in or future interpretations of fraud, anti-kickback or other laws;

•	that the required stockholder approvals of the proposed transaction with Almost Family, Inc. (“Almost Family”) may not be obtained;

•	that the other condition(s) to closing of the proposed transaction with Almost Family may not be satisfied;

•	the length of time necessary to consummate the proposed transaction with Almost Family, which may be longer than anticipated for various reasons;

•	that the businesses of the Company and Almost Family will not be integrated successfully;

•	that the cost savings, synergies, growth and other benefits from the proposed transaction with Almost Family may not be fully realized or may take longer to realize than expected;

•	the diversion of management time on issues associated with the proposed transaction with Almost Family;

•	that the Company or Almost Family may be unable to obtain all other regulatory approvals in connection with the proposed transaction;

•	that costs associated with the integration of the businesses of the Company and Almost Family are higher than anticipated; and

•	litigation risks related to the proposed transaction with Almost Family.

The forward-looking statements included in this report reflect our current views and assumptions only as of the date this report is filed with the Securities and Exchange Commission. Except as required by law, we assume no responsibility and do not intend to release updates or revisions to forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. The occurrence of any of the events described in (i) Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K or incorporated by reference into this Annual Report on Form 10-K or, (ii) with respect to the risks associated with the proposed transaction with Almost Family, under the heading “Risk Factors” in the definitive joint proxy statement/prospectus that is included in the registration statement on Form S-4 that was filed by the Company with the SEC in connection with the proposed transaction, and other events that we have not predicted or assessed, could have a material adverse effect on our earnings, financial condition, and business, and any such forward-looking statements should not be relied on as a prediction of future events.
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
Unless otherwise indicated, “LHC Group,” “we,” “us,” “our,” and “the Company,” refer to LHC Group, Inc. and its consolidated subsidiaries.

Item 1.	Business.
Overview
We provide post-acute health care services to patients through our home nursing agencies, hospice agencies, community-based services agencies, and long-term acute care hospitals (“LTACHs”). As of December 31, 2017, through our wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, we operated 442 service providers in 27 states within the continental United States. We operate in four segments: home health services, hospice services, community-based services, and facility-based services.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services and physical, occupational, and speech therapy. The nurses, home health aides, and therapists in our home health agencies work closely with patients and their families to design and implement individualized treatment plans in accordance with a physician-prescribed plan of care. As of December 31, 2017, we operated 318 home health service locations, of which 159 are wholly-owned by us, 153 are majority-owned by us through equity joint ventures, three are under license lease arrangements, and the operations of the remaining three locations are managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2017, we operated 91 hospice locations, of which 45 are wholly-owned by us, 44 are majority-owned by us through equity joint ventures, and two are under license lease arrangements.
Our community-based service locations offer assistance with activities of daily living to elderly, chronically ill, and disabled patients. As of December 31, 2017, we operated 12 locations, of which 10 are wholly-owned by us and two are majority-owned by us through equity joint ventures.
Our LTACH locations provide services primarily to patients with complex medical conditions who have transitioned out of a hospital intensive care unit but whose conditions remain too severe for treatment in a non-acute setting. As of December 31, 2017, our LTACHs had 353 licensed beds. We operated 11 LTACHs with 15 locations, of which all but one are located within host hospitals. As part of our facility-based services segment, we also own and operate two pharmacies, a family health center, a rural health clinic, and two physical therapy clinics. Of these 21 facility-based services locations, eight are wholly-owned by us, 12 are majority-owned by us through equity joint ventures, and one is managed by us.
Our net service revenue by segment for the years ended December 31, 2017, 2016 and 2015 was as follows (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Home health services	$783,507	$665,896	$613,188
Hospice services	159,197	134,948	85,854
Community-based services	46,909	43,891	41,202
Facility-based services	82,473	70,088	76,122
Consolidated net service revenue	$1,072,086	$914,823	$816,366

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
Proposed Merger with Almost Family
On November 15, 2017, we announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) entered into among the Company, Almost Family, Inc. (“Almost Family”), and Hammer Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of the Company, providing for a “merger of equals” business combination of the Company and Almost Family. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into Almost Family (the “Merger”), with Almost Family continuing as the surviving corporation and as a wholly-owned subsidiary of the Company.
Under the terms of the Merger Agreement, which was unanimously approved by both our board of directors and the Almost Family board of directors, the stockholders of Almost Family will be entitled to receive 0.9150 shares of our common stock for each share of Almost Family common stock, plus the cash equivalent of any fractional share. Upon the closing of the proposed Merger, the Company stockholders will own approximately 58.5% and the Almost Family stockholders will own approximately 41.5% of the combined company.
In connection with the proposed Merger, we filed with Almost Family a definitive joint proxy statement/prospectus with the SEC on February 13, 2018. The definitive joint proxy statement/prospectus was also included in a registration statement on Form S-4 that was filed by us and declared effective by the SEC on February 12, 2018. The definitive joint proxy statement/prospectus relates to a special meeting of stockholders to be held by each the Company and Almost Family on March 29, 2018 to vote on matters in connection with the proposed Merger. The definitive joint proxy statement/prospectus contains additional important information concerning the proposed transaction and can be accessed on the SEC’s website.
On February 22, 2018, we issued a joint press release with Almost Family announcing that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), with respect to the proposed Merger, has expired, satisfying one of the important conditions to the Merger.
The Merger is expected to close on April 1, 2018, subject to the approval of both companies’ stockholders and the satisfaction of other customary closing conditions. See Part I, Item A. Risk Factors in this Annual Report on Form 10-K for additional information.
Business Strategy
Our objective is to become the leading provider of home health, hospice, community-based services, and LTACHs in the United States. To achieve this objective, we intend to:
Drive internal growth in existing markets. We intend to drive internal growth in our current markets by increasing the number of (health care) providers from whom we receive referrals and by expanding the breadth of our services in each market. We intend to achieve this growth by: (1) continuing to educate (health care) providers about the benefits of our services, (2) reinforcing the position of our agencies and facilities as community assets, (3) maintaining our emphasis on high-quality medical care for our patients, (4) identifying related products and services needed by our patients and their communities, and (5) providing a superior work environment for our employees.
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
Expand into new markets. We intend to continue expanding into new markets by utilizing our point of care technology, developing de novo locations, and acquiring existing Medicare and/or Medicaid-certified agencies in attractive markets throughout the United States. We will also continue our unique strategy of partnering with hospitals and health systems, as these ventures provide significant return on investment. In addition, we plan to continue acquiring freestanding agencies that can serve as growth platforms in markets we do not currently serve in order to support our growth into new markets.
Pursue strategic acquisitions and develop joint ventures. We will continue to identify and evaluate opportunities for strategic acquisitions in new and existing markets that will enhance our market position, increase our referral base, and expand the breadth of services we offer. We will aim to continue entering into joint ventures with hospitals to provide our current post-acute care services, to their patients upon discharge from the hospital setting.

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
We have also designed proprietary clinical pathways to treat chronic diseases and conditions, including diabetes, hypertension, arthritis, Alzheimer’s disease, low vision, spinal stenosis, Parkinson’s disease, osteoporosis, complex wounds, and chronic pain. Through our medical social workers, we counsel patients and their families with regard to financial, personal, and social concerns that arise from a patient’s health-related problems. We provide skilled nursing, ventilator and tracheotomy services, extended care specialties, medication administration and management, and patient and family assistance and education. We also provide management services to third-party home nursing agencies, often as an interim solution until proper state and regulatory approvals for an acquisition can be obtained.
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
All of our home nursing agencies offer 24-hour personal emergency response system and support services through a third-party service provider ("PERS") for qualified patients who require intensive medical monitoring, but want to maintain an independent lifestyle. These services consist principally of a communicator that connects to the telephone line in the patient’s home and a personal help button worn or carried by the individual patient that, when activated, initiates a telephone call from the patient’s communicator to PERS's central monitoring facilities. Their trained personnel identify the nature and extent of the patient’s particular need and notify the patient’s family members, neighbors, and/or emergency personnel, as needed. We believe our use of this system increases patient satisfaction and loyalty by providing our patients a point of contact between scheduled nursing visits. As a result, we believe that we provide a more complete regimen of care management than our competitors in the markets in which we operate by offering this service to qualified patients as part of their home health plan of care.
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
Other. As part of our facility-based services, we operate an institutional pharmacy, which focuses on providing a full array of services to our LTACHs, as well as other non-related facilities. We also operate a family health center, a rural health clinic, two physical therapy providers that staff both facilities and outpatient clinics, and one retail pharmacy.
Operations
Financial information relating to the home health, hospice, community-based, and facility-based operating segments of our business, including their contributions to our net service revenue, operating income, and total assets for each of the twelve months ended December 31, 2017, 2016 and 2015, respectively, is found in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Our home health agencies are operated in one segment that is separated into multiple geographical regions and further separated into individual operating areas. Our hospice agencies are operated in one segment that is separated into multiple geographical regions. Our community-based agencies are operated in one segment separated into multiple geographic regions. Each of our home health agencies is staffed with experienced clinical home health and administrative professionals who provide a wide range of patient care services. Each of our home health agencies, hospice agencies, and community-based agencies are licensed and certified by the state and federal governments. As of December 31, 2017, 302 of our 318 home health service locations and 77 of our 91 hospice service locations were accredited by the Joint Commission, a nationwide commission that establishes standards relating to the facilities, administration, quality of patient care, and operation of medical staffs of hospitals. Those not yet accredited are working towards achieving this accreditation, a process which can take up to six months. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
Our facility-based service locations are operated in one segment separated into multiple geographic regions. Our facility-based services, through our LTACHs, follow a clinical approach under which each patient is discussed in weekly, multidisciplinary team meetings. In these meetings, patient progress is assessed and compared to goals and future goals are set. We believe that this model results in higher quality care and more predictable discharge patterns and avoids unnecessary delays.
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

Equity Joint Ventures

As of December 31, 2017, we had 74 equity joint ventures including 66 with hospital systems, which are comprised of 165 hospitals, four with physicians, and four with other parties.
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
License Leasing Agreements
As of December 31, 2017, we had three license leasing agreements, through our wholly-owned subsidiaries, granting us the right to use the lessors' home health licenses necessary to operate home nursing agencies and hospice agencies. These license leasing agreements are entered into when state law would otherwise prohibit the sale and transfer of the agency. The table below details the monthly fees and termination dates of the license leasing agreements.

Number of license leasing agreements	2017 Current Monthly Fee	Increase in Monthly Fee	Initial Termination Dates
1	$19,294	5% increase every three years	2017 with a 2 year automatic renewal
1	Based on net quarterly projections with an annual cap of $423,000.	None	2017 with a 1 year automatic renewal
1	Based on net quarterly projections with an annual cap of $208,000.	None	2017 with a 1 year automatic renewal
In all three license leasing agreements, we have a right of first refusal in the event that the lessor intends to sell the agency to a third party.
Management Services Agreements
As of December 31, 2017, we had four management services agreements under which we manage the operations of three home nursing agencies and one LTACH. We do not have ownership interest in these providers. Instead, for a fee, we provide billing, management, and other consulting services suited to and designed for the efficient operation of the providers. We are responsible for the costs associated with the locations and personnel required for the provision of services.
We have three different types of agreements. One management services agreement provides compensation based on a percentage of cash collections for the agency. Another agreement mandates that we are reimbursed for operating expenses and receive a percentage of the operating net income of the agency. The final two agreements provide a base monthly fee in addition to reimbursement for operating expenses.
The terms of these agreements vary. Two of the management service agreements have a term of five years, with an option to renew for an additional five-year term. Renewal for these two agreements is automatic unless either party gives written notice of termination. The term of another agreement is for an initial three year period with an automatic renewal for successive one year terms unless terminated by either party. The final agreement expires upon the earlier of (i) the effective date of the proposed acquisition, (ii) cancellation of the proposed acquisition, or (iii) termination at any time by mutual written consent of the parties.
We record management services revenue as services are provided in accordance with the management services agreements.
Competition
The home health care market is highly fragmented. According to the Medicare Payment Advisory Commission (“MedPac”), an independent agency that advises Congress on various Medicare issues, there were approximately 12,416 Medicare-certified home nursing agencies in the United States in 2015. MedPac estimated that in 2015 approximately 17% of Medicare-certified home health agencies provided a majority of their services in rural areas, and 78% of agencies were proprietary. We believe we are well positioned to build and maintain long-term relationships with local hospitals, physicians, and other health care providers and to become the highest quality post-acute provider in our markets. In our experience, because most rural areas do not have the population size to support more than one or two general acute care hospitals, the local community hospital often plays a significant role in rural market health care delivery systems. Rural patients who require home nursing frequently receive care from a small home care agency or an agency that, while owned and run by the local community hospital, is not an area of focus for that hospital. Similarly, patients in these markets who require services typically offered by LTACHs are more likely to remain in the community hospital because it is often the only local facility equipped to deal with severe and complex medical conditions. We choose to enter these rural markets through affiliations with local hospitals, since we typically experience significantly less competition for the services we provide.
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
Quality Assurance & Performance Improvement
The LHC Group Quality Assurance and Performance Improvement Department, overseen by our Chief Clinical Officer, is responsible for formulating quality of care indicators, identifying performance improvement priorities, and facilitating best practices for quality care. Company-wide, we have adopted a “Plan, Do, Check, Act” methodology for our quality/performance improvement activities and initiatives. We also set forth a quality platform that reviews:

•	performance improvement audits,

•	Joint Commission accreditation,

•	state and regulatory surveys,

•	publicly reported quality data, and

•	patient perception of care.
The Quality Department is also responsible for ensuring that the infrastructure of the quality initiatives throughout the Company is appropriate, overseeing and evaluating the effectiveness of the quality plans and initiatives, and recommending appropriate quality and performance improvement initiatives.
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
As required under the Medicare conditions of participation, we maintain a continuous quality improvement program, which involves:

•	ongoing education of staff and quarterly continuous quality improvement meetings at each of our agencies, facilities and principal executive offices,

•	monthly comprehensive audits of patient charts performed at each of our agencies and facilities,

•	at least annually, a comprehensive survey readiness assessment on each of our agencies and facilities,

•	review of Home Health Compare scores,

•	assessment of patients' and/or family members' perception of care using third party data, and

•	assessment of infection control practices and risk events.
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
The Quality of Patient Care Start Ratings were first published in July 2015, and are updated quarterly thereafter based upon new data that is published with the ratings on the "Home Health Compare" section of the medicare.gov website. While we are pleased with the ratings received by our home health agencies, we continue to strive to improve our results. As of December 31, 2017, 98% of our 318 home health agencies were rated 4 stars or greater.
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
To ensure the independence of our compliance department staff, we have implemented the following:

•	our Chief Compliance Officer reports to and has direct oversight by the Audit Committee of the Board of Directors,

•	our compliance department has its own operating budget, and

•
our compliance department has the authority to independently investigate any compliance or ethical concerns, including, when deemed necessary, the authority to interview any company personnel, access any company property (including electronic communications) and engage counsel to assist in any investigation.

Among other activities, our compliance department staff is responsible for the following activities:

•	drafting and revising the Company’s policies and procedures related to compliance and ethics issues,

•	reviewing, making recommended revisions, disseminating and tracking attestations to our Code of Conduct and Ethics,

•
measuring compliance with our policies and procedures, Code of Conduct and Ethics and legal and regulatory requirements related to the Medicare and Medicaid programs and other government healthcare programs, laws and regulations,

•
developing and providing compliance-related training and education to all of our employees and, as appropriate, directors, contractors and other representatives and agents, including new-hire compliance training for all new employees, annual compliance training for all employees, sales compliance training to all members of our sales team, billing compliance training to all members of our billing and revenue cycle team and other job-specific and role-based compliance training of certain employees,

•	performing an annual company-wide risk assessment,

•
implementing an annual compliance auditing and monitoring work plan and performing and following up on various risk-based auditing and monitoring activities, including both clinical and non-clinical auditing and monitoring activities at the corporate level and at the local agency/facility level,

•	developing, implementing and overseeing our Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy and security compliance program,

•	monitoring, responding to and overseeing the resolution of issues and concerns raised through our anonymous compliance hotline,

•	monitoring, responding to and resolving all compliance and ethics-related issues and concerns raised through any other form of communication, and

•	ensuring that we take appropriate corrective and disciplinary action when noncompliant or improper conduct is identified.

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
As of December 31, 2017, all of our home nursing and hospice locations utilize our point of care ("POC") system. Our POC system allows a visiting clinician to access records and other information from the patient’s home or at the POC, complete required documentation at the POC and submit it electronically into our patient record system.
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
Reimbursement
Medicare
The federal government’s Medicare program, governed by the Social Security Act of 1965 (the “Social Security Act”), reimburses health care providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services (“HHS”) and the Centers for Medicare & Medicaid Services (“CMS”). Medicare payments accounted for 71.0%, 74.5% and 74.5% of our net service revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.
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
We receive a standard prospective Medicare payment for delivering care over a 60-day episode of care. There is no limit to the number of episodes a beneficiary may receive as long as he or she remains eligible. The base episode payment is a flat rate that is adjusted upward or downward based upon differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity and service utilization. The magnitude of the adjustment is determined by each patient’s categorization into one of 153 payment groups, known as Home Health Resource Groups and the costliness of care for patients in each group relative to the average patient. Payment is further adjusted for differences in local labor costs using the hospital wage index. We bill and are reimbursed for services in two stages: an initial request for advance payment when the episode commences and a final claim when the episode is completed. We submit all Medicare claims through the Medicare Administrative Contractors for the federal government. We receive 60% of the estimated payment for a patient’s initial episode up-front (after the initial assessment is completed and upon initial billing) and the remaining 40% upon completion of the episode and after all final treatment orders are signed by the physician. In the event of subsequent episodes, reimbursement timing is 50% up-front and 50% upon completion of the episode. Final payments may reflect base payment adjustments for case-mix and geographic wage differences and 2% sequestration reduction for episodes beginning after March 31, 2013. In addition, final adjustments may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required. Because such adjustments are determined upon the completion date of the episode, retroactive adjustments could impact our financial results.
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
The base payment rate for Medicare home nursing was $2,989.97 per 60-day episode for the year ended December 31, 2017. The base payment rate does not take into consideration the 2% sequestration payment reduction mandated by the Budget Control Act of 2011.
Home health payment rates are updated annually by the home health market basket percentage as adjusted by Congress. CMS establishes the home health market basket index, which measures inflation in the prices of an appropriate mix of goods and services included in home health services.
Effects of the Bipartisan Budget Act of 2018 on Home Health
On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the “BBA 2018”), which included the following provisions impacting our home health business:

•	A new case mix model

•
Mandates the development of a new case mix model in a transparent process involving Centers for Medicare and Medicaid Services ("CMS"), the home health industry, and the Congressional committees of jurisdiction.

•
The new model will use a 30-day payment period (leaving intact the 60-day assessment and order process), and must be implemented in a budget-neutral manner beginning in 2020 and will not include the use of therapy visits as a determinant. Congressional Budget Office ("CBO") scored this at zero savings and zero cost due to the budget-neutrality requirement.

•
CMS is specifically instructed to consider the use of alternative payment reform recommendations like the “Risk Based Grouper Model” proposed in lieu of the Home Health Groupings Model ("HHGM") proposed in the preliminary rule.

•
The new model must be developed on a budget-neutral basis as opposed to the HHGM, which was proposed on a non-budget-neutral basis in the preliminary rule. Further, any behavioral adjustments must now be transparent and subject to public notice, comment, and the rule-making process. The HHGM, as proposed, footnoted a reference to behavioral adjustments that were not defined and not transparent in its underlying assumptions period in 2017.

•	Restoration of the 3% rural add-on

•
Restores the 3% home health rate add-on for home health patients who reside in rural geographies, effective January 1, 2018. The add-on rate will be phased downward over a five-year period following a formula specified in the legislation.

•
Restores an important protection of access to Medicare home health care for rural America, and provides sufficient time for the industry to produce additional compelling evidence to demonstrate the positive impact of the rural add-on payment to rural Medicare beneficiaries.

•	Since its inception, the rural rate has been repeatedly renewed by Congress in recognition of the continued need.

•	Face-to-face documentation improvements allowing the home health medical record in its entirety to be used in support of the physician’s attestation of medical necessity.

•
A study is to be conducted by the GAO (Government Accounting Office) on Medicare improvements to address the needs of the chronically ill through healthcare services provided at home, including interdisciplinary care management, tele-health, and tele-monitoring for Medicare Advantage plans, requiring states to better integrate Medicare and Medicaid services for the dually-eligible, and the extension and expansion of the Independence at Home Demonstration Program.

•
A specific market basket update percentage of 1.5% for fiscal year 2020, leaving intact the full market basket update (generally expected to be between 2-3%) for fiscal year 2019. Suspends the productivity adjustment in 2020.

•	Repeal of the Independent Payment Advisory Board, effective upon passage.

•
Payment rate feasibility study to be conducted concerning the feasibility of a higher payment rate for providers, including home health providers that engage in the management of patients’ chronic conditions.

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
Medicare reimburses for hospice care using one of four predetermined daily rates based upon the level of care we furnish to a beneficiary. These rates are subject to annual adjustments based on inflation and geographic wage considerations. The base Medicare rate for services that we provide to a beneficiary depends upon which of the following four levels of care we provide to that beneficiary:

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
Effective January 1, 2017, hospices will be reimbursed at a higher routine home care rate ($190.55) for days 1 through 60 of a hospice episode of care and a lower rate ($149.82) for days 61 and beyond of a hospice episode of care. In this rule, CMS also provided for a Service Intensity Add-on increasing payments for routine home care services provided directly by registered nurses and social workers to hospice patients during the final seven days of life.
Effects of BBA 2018 on Hospice
The BBA 2018 included the following provisions impacting our hospice business:

•
Hospice included in Hospital Post-Acute Transfer Policy for early discharges to hospice care. Hospice will be included as a post-acute service subject to the transfer DRG policy, in which acute-care hospitals receive a reduction in payments if they transfer a patient to post-acute care    prior to achieving the mean length of stay for the DRG. Currently, home health, skilled nursing facilities, and LTACHs are included within the policy, and the BBA 2018 adds hospice as a post-acute provider subject to the policy.

•	Physician Assistants recognized as attending physicians to serve hospice patients, effective January 1, 2019.
Long-Term Acute Care Hospitals
All Medicare payments to our LTACHs are made in accordance with a PPS specifically applicable to LTACHs, referred to as “LTACH-PPS.” The LTACH-PPS was established by CMS final regulations published in 2002, that require each patient discharged from an LTACH to be assigned a distinct long-term care diagnosis-related group (“MS-LTC-DRG”), which take into account (among other things) the severity of a patient's condition. Our LTACHs are paid a predetermined fixed amount based upon the assigned MS-LTC-DRG (adjusted for area wage differences), which includes adjustments for short stay and high cost outlier patients (described in further detail below). The payment amount for each MS-LTC-DRG classification is intended to reflect the average cost of treating a Medicare patient assigned to that MS-LTC-DRG in an LTACH.
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

Freestanding, HwH and Satellite LTACHs
LTACHs may be organized and operated as freestanding facilities or as a hospital within a hospital, or “HwH”. An HwH is an LTACH that is located on the "campus" of another hospital, meaning the physical area immediately adjacent to a hospital’s main buildings, other areas and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital's campus. An LTACH that uses the same Medicare provider number of an affiliated “primary site” LTACH is known as a “satellite”. Under Medicare policy, a satellite LTACH must be located within 35 miles of its primary site LTACH and be administered by such primary site LTACH. As of December 31, 2017, we had a total of 15 LTACH facilities, with 353 licensed beds. Fourteen of our LTACH facilities were classified as HwHs and one was classified as freestanding. Of the fifteen facilities, ten were located in Metropolitan Statistical Area (“MSA”) or urban areas and five were located in non-MSA or rural areas. One of our HwH facilities was a satellite location of a parent hospital located in an MSA. Our single freestanding location was a remote campus site of a parent located in an MSA.
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
Fiscal Year 2018 Rates
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
Effects of BBA 2018 on LTACHS
The impact of BBA 2018 on our LTACH business includes a two-year extension of site-neutral blended payments rates for certain long-term care hospital discharges, based upon a 4.6% reduction in site-neutral payments over 7 years.
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
In response to the challenges associated with collecting from commercial payors, we began negotiating higher reimbursement rates with a majority of our commercial payors. As of December 31, 2017, our managed care contracts included 182 different payors between all of our divisions. If we are unable to continue negotiating higher reimbursement rates with commercial payors or if commercial payors continue to reduce health care costs through reduction in home health reimbursement, it could have a material adverse impact on our financial results.
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
The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock that is listed on the New York Stock Exchange or NASDAQ. If the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. For example, this Stark Law exception requires that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2017, 2016 and 2015, we have in excess of $75.0 million in stockholders’ equity.
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
HHS can also impose penalties on a person or entity who offers inducements to beneficiaries for program services, who violates rules regarding the assignment of payments, or who knowingly gives false or misleading information that could reasonably influence the discharge of patients from a hospital. Persons who have been excluded from a federal health care program and who retain ownership in a participating entity ,as well as persons who contract with excluded persons may be penalized.
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

Governmental Review, Audits, and Investigations
CMS, DOJ, and other federal and state agencies continue to impose intensive enforcement policies and conduct random and directed audits, reviews, and investigations designed to insure compliance with applicable healthcare program participation and payment laws and regulations. As a result, we are routinely the subject of such audits, reviews, and investigations.
In addition, CMS has engaged a number of third party firms, including Zone Program Integrity Contractors (“ZPICs”) and Recovery Audit Contractors (“RACs”) to conduct extensive reviews of claims data and state and Federal Government health care program laws and regulations applicable to healthcare providers. These audits evaluate the appropriateness of billings submitted for payment. Audit contractors identify overpayments resulting from incorrect payment amounts, non-covered services, medically unnecessary services, incorrectly coded services, and duplicate services, and are paid on a contingency basis. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities.
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

The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses in the future. These audits and investigations have caused and could potentially continue to cause delays in collections, recoupments, retroactive adjustment to amounts previously paid from governmental payors. Currently, the Company has recorded $16.9 million in other assets, which are from government payors related to the disputed finding of pending ZPIC audits. Additionally, these audits may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), termination from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, any of which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.
Environmental, Health, and Safety Laws
We are subject to federal, state, and local regulations governing the storage, use, and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling, and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental laws and regulations. We are not aware of any violations related to compliance with environmental, health and safety laws through 2017.
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
The institutional pharmacy operations within our facility-based services segment are also subject to regulation by the various states in which we conduct the pharmacy business, as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, administered by the United States Drug Enforcement Administration, as a dispenser of controlled substances, our pharmacy operations must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. We are not aware of any violations of applicable laws relating to our institutional pharmacy operations through December 31, 2017.
Certificate of Need and Permit of Approval Laws
In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing, constructing, acquiring, or expanding certain health services, operations, or facilities. In these states, approvals are required for capital expenditures exceeding certain amounts that involve certain facilities or services, including home nursing agencies. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program. The following U.S. jurisdictions require certificates of need or permits of approval for home nursing agencies: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Tennessee, Vermont, Washington, West Virginia, and the District of Columbia. In addition, the state of Louisiana continues to have a moratorium on the issuance of new licenses for home nursing agencies that we expect to remain in effect for 2018.
State certificate of need and permit of approval laws generally provide that, prior to the addition of new capacity, the construction of new facilities or the introduction of new services, a designated state health planning agency must determine that a need exists for those beds, facilities, or services. The process is intended to promote comprehensive health care planning, assist in providing high quality health care at the lowest possible cost and avoid unnecessary duplication by ensuring that only needed health care facilities and operations are built and opened.
Accreditations
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of December 31, 2017, the Joint Commission had accredited 302 of our 318 home health agencies and 77 of our 91 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.

Employees
As of December 31, 2017, we had 14,554 employees, of which 9,315 were full-time. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.
Insurance
We are subject to claims and legal actions in the ordinary course of our business. To cover claims that may arise, we maintain commercial insurance for healthcare professional liability, general liability, automobile liability, employed lawyers liability, fiduciary liability, crime liability, information security and privacy liabilities, and workers’ compensation/employer’s liability in amounts that we believe are appropriate and sufficient for our operations. We maintain claims-made healthcare professional liability and occurrence based general liability insurance that provides primary limits of $1.0 million per incident/ occurrence and $3.0 million in annual aggregate amounts. We maintain workers’ compensation insurance that meets state statutory requirements and provides a primary employer liability limit of $1.0 million to cover claims that may arise in the states in which we operate, excluding Ohio and Washington. Coverage for workers' compensation matters within Ohio and Washington is procured from each state's respective mandated programs and not through third party insurance payors. Under our workers’ compensation insurance policies, the Company maintains a deductible of the first $0.5 million in workers' compensation liability. We maintain automobile liability insurance for all owned, hired and non-owned autos with a primary limit of $1.0 million. In addition, we currently maintain multiple layers of umbrella coverage in the aggregate amount of $40.0 million that provides excess coverage for healthcare professional liability, general liability, automobile liability and employer’s liability. We also maintain directors' and officers' liability insurance in the aggregate amount of $65.0 million. The cost and availability of insurance coverage has varied widely in recent years. While we believe that our insurance policies and coverage are adequate for a business enterprise of our type, we cannot guarantee that our insurance coverage is sufficient to cover all future claims or that it will continue to be available in adequate amounts or at a reasonable cost.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports are available free of charge on our internet website at www.lhcgroup.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC also maintains an internet site at www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (800) SEC-0330. Information contained on our website is not part of or incorporated by reference into this Annual Report on Form 10-K.

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
Risk Factors Related to Reimbursement and Government Regulation
We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition, or results of operations.
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

On January 30, 2017, President Trump issued an Executive Order entitled “Reducing Regulation and Controlling Regulatory Costs” that, among other things, will require federal agencies to cut two existing regulations for every new regulation they implement. The impact of any such changes to health care regulations on our financial performance and business prospects cannot be estimated at this time. It remains unclear what regulations might change, and whether any regulatory changes might affect, positively or negatively, our home health services, hospice services, community-based services, or facility-based services. Additionally, the new Executive Order also required a suspension of the implementation of any new planned regulations for a review period, which calls into question whether the implementation of changes to Conditions of Participation (CoPs) recently issued by CMS will be halted. Substantive changes to the regulations applicable to our business, in particular changes in compliance requirements or in reimbursement rates under Medicare, could have a material effect on our business and our financial performance.

Additionally, as a candidate, President Trump vowed to repeal and replace the PPACA. Significant changes to or the repeal of the PPACA could shift the U.S. health care system away from government reimbursement toward private business. It remains unclear which provisions of the PPACA will change, and whether any changes will affect our business or financial performance.

The appointment of Alex Azar as the new Secretary of the Department of Health and Human Services (HHS) may also affect our business. During his confirmation hearings, Mr. Azar expressed his personal opinions concerning the need to improve the way that Medicare and Medicaid reimburse for end-of-life care and praised the role that home health companies play in efforts to lower government health spending. While we look forward to working with Secretary Azar and HHS under his leadership, we cannot anticipate the effect that the appointment of Secretary Azar will have on HHS policy and/or Medicare or Medicaid reimbursements.

The impact of the recent significant federal tax reform on the combined company is uncertain and may significantly affect the operations of the combined company.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Tax Act”) into law. The Tax Act is the most comprehensive tax legislation signed into law in over three decades and makes broad and complex changes to the U.S. tax code. The Tax Act will significantly change how our earnings are taxed, including, among other items, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, (2) repealing the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be utilized, (3) temporarily providing for elective immediate expensing for certain depreciable property, (4) creating a new limitation on deductible interest expense, and (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. While we currently expect the Tax Act to have a long-term positive impact on our net income, we are continuing to evaluate the impact of the Tax Act on our current and prospective business and such impact remains uncertain. Furthermore, our financial results may be negatively impacted should tax rates be increased in the future or otherwise adversely affected by changes in allowable expense deductions.

We derive a majority of our consolidated net service revenue from Medicare. If there are changes in Medicare rates or methods governing Medicare payments for our services, or if we are unable to control our costs, our results of operations and cash flows could decline materially.
For the years ended December 31, 2017, 2016 and 2015, we received 71.0%, 74.5% and 74.5%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. See Part I, Item 1. Reimbursement in this Annual Report on Form 10-K for additional information regarding reimbursements. Reductions in Medicare reimbursement could be caused by many factors, including:

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

On December 11, 2014, CMS proposed a star rating methodology for home health agencies to meet the PPACA’s call for more transparent, public information on provider quality. All Medicare-certified home health agencies would be eligible to receive a star rating (from one to five stars) based on a number of quality measures, such as timely initiation of care, drug education provided to patients, fall risk assessment, depression assessments, improvements in bed transferring, and bathing, among others. The “Quality of Patient Care Star Ratings” were first published in July 2015, and are updated quarterly thereafter based upon new data that is published with the ratings on the “Home Health Compare” section of the medicare.gov website. While we are pleased with the initial ratings received by our home health agencies and are striving to improve our results, it is not clear at this time what impact, if any, the new rating system will have on our home health business.

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
Worldwide economic conditions have significantly declined and will likely remain depressed for the foreseeable future. While our services are not typically sensitive to general declines in the federal and state economies, the erosion in the tax base caused by the general economic downturn has caused, and will likely continue to cause, restrictions on the federal and state governments’ abilities to obtain financing and a decline in spending. As a result, we may face reimbursement rate cuts or reimbursement delays from Medicare and Medicaid and other governmental payors, which could adversely impact our results of operations and cash flows.
If any of our agencies or facilities fail to comply with the conditions of participation in the Medicare program, that agency or facility could be terminated from Medicare, which could adversely affect our net service revenue and net income.
Our agencies and facilities must comply with the extensive conditions of participation in the Medicare program. These conditions of participation vary depending on the type of agency or facility, but, in general, require our agencies and facilities to meet specified standards relating to personnel, patient rights, patient care, patient records, administrative reporting, and legal compliance. If an agency or facility fails to meet any of the Medicare conditions of participation, that agency or facility may receive a notice of deficiency from the applicable state surveyor. If that agency or facility then fails to institute a plan of correction to correct the deficiency within the time period provided by the state surveyor, that agency or facility could be terminated from the Medicare program. We respond in the ordinary course to deficiency notices issued by state surveyors and none of our facilities or agencies have ever been terminated from the Medicare program for failure to comply with the conditions of participation. Any termination of one or more of our agencies or facilities from the Medicare program for failure to satisfy the Medicare conditions of participation could adversely affect our net service revenue and net income.
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
Our revenue may be negatively impacted by a failure to appropriately document services, resulting in delays in reimbursement.
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

The effective date of the new patient criteria was October 1, 2015, followed by a two-year phase-in period tied to each LTACH’s cost reporting period. During the phase-in period, payment for patients receiving the site-neutral rate will be based 50% on the current LTACH-PPS rate and 50% on the new site-neutral rate. For our two LTACHs that have a cost reporting period starting before July 1 of each year, the phase-in began on June 1, 2016. For our six LTACHs that have a cost reporting period starting on or after July 1 of each year, the phase-in began on September 1, 2016. As described in Item 1 above, the BBA 2018 extended the site neutral phase-in period for an additional two years, based upon a 4.6% reduction in site neutral payments over seven years.

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
Our ability to expand operations in a state will depend on our ability to obtain a state license to operate. States may have a limit on the number of licenses they issue. For example, Louisiana currently has a moratorium on the issuance of new home nursing agency licenses. We cannot predict whether the moratorium in Louisiana will be extended. In addition, we cannot predict whether any other states in which we operate, or may wish to operate in the future, may adopt a similar moratorium.

As of December 31, 2017, we operated in 12 states that require health care providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.

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
Based on our current plan of operations, including acquisitions (other than the Merger), we believe our existing cash balance, when combined with expected cash flows from operations and amounts available under our revolving credit facility, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures and debt service obligations for at least the next 12 months. If our future net service revenue or cash flow from operations is less than we currently anticipate, we may not have sufficient funds to implement our growth strategy. Further, we cannot readily predict the timing, size and success of our acquisition and internal development efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing.
In addition, we must obtain the consent of certain of the lenders under our credit facility prior to the consummation of the Merger with Almost Family, as the Merger would constitute a default under our credit facility. Almost Family’s credit facility contains similar consent requirements and default provisions that would be triggered by the Merger. As a result, we intend to amend or refinance our credit facility, potentially seek additional sources of financing, and terminate Almost Family’s credit facility in connection with the closing of the Merger. We intend to pay the outstanding borrowings and accrued and unpaid interest under Almost Family’s credit facility and certain debt issuance costs and Merger-related fees and expenses from the proceeds of such amendment or refinancing. Although we currently believe that we will be able to obtain any necessary amendment or refinancing of our credit facility at a reasonable cost, there can be no assurance that we will succeed in obtaining such amendment or refinancing on favorable terms, if at all, which could significantly increase our future interest expense and adversely impact our results of operations and the anticipated benefits from the Merger.
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
For the year ended December 31, 2017, our facilities in Louisiana, Mississippi, Tennessee, Alabama, and Arkansas accounted for approximately 55.0% of our net service revenue. Accordingly, any changes in the current demographic, economic, competitive, or regulatory conditions in these states could have an adverse effect on our business, financial condition, results of operations and cash flows. Medicaid changes in these states could also have a material effect on our results of operations and cash flows.
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
We depend upon reliable and secure information systems to provide valuable tools by which we manage our business, comply with legal requirements and provide services. In addition to our Service Value Point system, our business is also substantially dependent on non-proprietary software. We utilize third-party software information systems for billing and maintaining patient claim receivables. Our systems require constant maintenance and upgrades to preserve and enhance system capabilities and security. Problems with, or the failure of, our information systems or software could negatively impact our clinical performance and our management and reporting capabilities. Any significant problems with or failures of our information systems or software could materially and adversely affect our operations and reputation, result in significant costs to us, cause delays in our ability to bill Medicare or other payors for our services, or impair our ability to provide our services in the future. The costs incurred in correcting any errors or problems with our proprietary and non-proprietary software may be substantial and could adversely affect our net income. Our agencies also depend upon our information systems for accounting, billing, collections, risk management, quality assurance, payroll, education tracking and operational performance. If we experience a reduction in the performance, reliability, availability or accuracy of our information systems, our operations and financial performance, and ability to report timely and accurate information, could be adversely affected.

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
Our executive officers and directors and individuals or entities affiliated with them, beneficially own an aggregate of approximately 10.5% of our outstanding shares of common stock as of December 31, 2017. The interests of these stockholders may differ from other stockholders’ interests. If they were to act together, these affiliated stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, business combinations, the amendment of our certificate of incorporation and other significant corporate actions.
Certain provisions of our charter, bylaws, and Delaware law may delay or prevent a change in control of the Company.
Delaware law and our governing documents contain provisions that may enable our Board of Directors to resist a change in control of us. These provisions include:

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
These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of us. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors or cause us to take other corporate actions.
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
We have a relatively low volume of daily trades in our common stock on the NASDAQ Global Select Market (“NASDAQ”). For example, the average daily trading volume of our common stock on NASDAQ over the three-month trading period ending February 23, 2018 was approximately 223,874 shares per day. Because our common stock is traded infrequently, the price per share of our common stock can fluctuate more significantly from day-to-day than a widely held stock that is actively traded on a daily basis. For example, trading of a large volume of our common stock may have a significant impact on the trading price of our common stock. In addition, future issuances of our common stock, including the exercise of any options or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future and the issuance of our common stock in connection with acquisitions, could have an adverse effect on the market price of our common stock.
We do not anticipate paying dividends on our common stock in the foreseeable future and, consequently, our stockholders' ability to achieve a return on investment will depend solely on appreciation in the price of our common stock.
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

Risk Factors Related to the Merger with Almost Family

While the Merger is pending, we will be subject to business uncertainties that could adversely affect our business and operations.

Uncertainty about the effect of the Merger on employees, joint venture partners, third party payors, customers, and other persons with whom we have a business relationship may have an adverse effect on our business, operations, and stock price. During the pendency of the Merger, our existing customers or partners could decide to no longer do business with us. In addition, certain of our projects may be delayed or ceased and business decisions could be deferred. Persons with whom we have a business relationship, such as joint venture partners and third party payors, could also decide to terminate, modify, or renegotiate their relationships with us or take other actions as a result of the Merger that could negatively affect our revenue, earnings, and cash flows. Employee retention may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart, our business prior to the Merger, and the business of the combined company following the Merger, could be materially harmed. In addition, stockholders and market analysts could also have a negative perception of the Merger, which could cause a material reduction in our stock price and could also result in (i) our not achieving the requisite vote to approve the issuance of our shares in the Merger and/or (ii) Almost Family not achieving the requisite vote to adopt the Merger.

Failure to complete the Merger could negatively impact our stock prices and the future business and financial results.

Completion of the Merger is not assured. If the Merger is not completed, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including the following:

•	the price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed;

•
having to pay significant costs relating to the Merger without receiving the benefits of the Merger, including, in certain circumstances, a termination fee of $30 million or an expense reimbursement of up to $5 million;

•	negative reactions from customers, stockholders, and market analysts;

•	the possible loss of employees necessary to operate our business;

•
we will have been subject to certain restrictions on the conduct of our business, which may have prevented us from making certain acquisitions or dispositions or pursuing certain business opportunities while the Merger was pending, and

•	the diversion of the focus of our management to the Merger instead of on pursuing other opportunities that could have been beneficial to us and our business.

If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize and will not materially adversely affect our business, financial results, and stock price.

The consummation of the Merger is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that are outside of our or Almost Family’s control and that we and Almost Family may be unable to satisfy or obtain or which may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger.

Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond our and Almost Family’s control, including, among others: (i) the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of Almost Family’s common stock, (ii) the approval of the issuance of shares of our common stock to be issued to the Almost Family stockholders in the Merger by the affirmative vote of a majority of the shares of our common stock present in person or represented by proxy at our special meeting, (iii) the expiration or termination of the required waiting periods under the HSR Act, which expiration occurred on February 21, 2018, (iv) the absence of any order or law prohibiting the Merger or the other transactions contemplated by the Merger Agreement, (v) the effectiveness of the registration statement concerning our common stock to be issued to the Almost Family stockholders in the Merger, (vi) the receipt of certain tax opinions, and (vii) the absence of a material adverse effect with respect to either us or Almost Family (as defined in the Merger Agreement). In addition, several lawsuits have been filed against Almost Family and us challenging the adequacy of public disclosures related to the Merger and adverse rulings in these lawsuits may delay or prevent the Merger from being completed or require us or Almost Family to incur significant costs to defend or settle these lawsuits. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect it to achieve if the Merger is successfully completed within its expected time frame.

The Merger Agreement also requires that we and Almost Family use reasonable best efforts to obtain all necessary or advisable approvals from governmental authorities, including those from a number of the federal, state, and municipal authorities that regulate our business and the business of Almost Family, including in the state New York, which accounts for approximately 7% of Almost Family’s annual revenues. There can be no assurances that these regulatory approvals will be obtained or what conditions may be imposed on the companies in order to obtain such approvals. While these regulatory approvals are not a condition to closing the Merger, the failure to obtain any of these regulatory approvals could impose additional material costs on, or materially limit the revenue of, the combined company following the Merger, including ceasing operations or divesting assets in certain jurisdictions, including in the state of New York.

The combined company may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected. The combined company may also encounter significant difficulties in integrating the two businesses.

The ability of the combined company to realize the anticipated benefits of the Merger will depend, to a large extent, on the combined company’s ability to successfully integrate the two businesses. The combination of two independent businesses is a complex, costly, and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrating our business practices and operations with the business practices and operations of Almost Family. The integration process may disrupt the business of the combined company and, if implemented ineffectively, would restrict the full realization of the anticipated benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely impact the business, financial condition, and results of operations of the combined company. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, loss of customers, and diversion of the attention of the combined company’s management and employees. The challenges of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combination;

•	difficulties in the integration of operations and systems, including information technology systems;

•	difficulties in establishing effective uniform controls, standards, systems, procedures, and accounting and other policies; business cultures and compensation structures between the two companies;

•	difficulties in the acculturation of employees;

•	difficulties managing the expanded operations of a larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting new joint venture partners and acquisition targets;

•	challenges in attracting and retaining key personnel, including personnel that are considered key to the future success of the combined company; and

•	challenges in keeping key business relationships in place.

Many of these factors will be outside of the control of the combined company, and any one of them could result in increased costs and liabilities, decreases in the amount of expected revenue and earnings, and diversion of management’s time and energy, which could have a material adverse effect on the business, financial condition, and results of operations of the combined company. In addition, even if the operations of our business and the business of Almost Family are integrated successfully, the full benefits of the transaction may not be realized, including the synergies, cost savings, growth opportunities, or cash flows that are expected, and the combined company will also be subject to additional risks that could impact future earnings. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of our business with the business of Almost Family. All of these factors could cause dilution of the earnings per share of the combined company, decrease or delay the expected accretive effect of the Merger, negatively impact the price of the combined company’s stock, impair the ability of the combined company to return capital to its stockholders, or have a material adverse effect on the business, financial condition, and results of operations of the combined company.

The Merger may not be accretive and may cause dilution of the combined company’s adjusted earnings per share, which may negatively affect the market price of the combined company’s common stock.

We currently anticipate that the Merger will be accretive to stockholders of the combine company on an adjusted earnings per share basis in 2018. This expectation is based on preliminary estimates, which may materially change. The combined company could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger. All of these factors could cause dilution of the combined company’s adjusted earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the market value of the combined company’s common stock.

The combined company is expected to incur substantial expenses related to the Merger and our integration with Almost Family.

The combined company is expected to incur substantial expenses in connection with the Merger and our integration with Almost Family. There are a large number of processes, policies, procedures, operations, technologies, and systems that must be integrated, including purchasing, accounting and finance, legal, sales, payroll, pricing, revenue management, research and development, marketing, and benefits. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger.

Following the Merger, the size of the business of the combined company will increase significantly beyond the current size of either our business or Almost Family’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for the management of the combined company, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements, and other benefits currently anticipated from the Merger.

Furthermore, we have incurred and expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. In addition, the Merger could result in additional costs and expenses that were not expected or anticipated, and such costs and expenses could have a material adverse effect on our financial condition and results of operation prior to the Merger and of the combined company thereafter.

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

Fourteen of our LTACHs are HWHs, meaning we have a lease or sublease for space with the host hospital. Generally, our leases or subleases for LTACHs have initial terms of five years, but range from three to ten years. Most of our leases and subleases for our LTACHs contain multiple options to extend the term in one-year increments.

The following table shows the locations of our home health, hospice, community-based services, and facility-based services facilities by state as of December 31, 2017:

	Home health services	Hospice services	Community-based services	Facility-based services
Louisiana	44	11	—	14
Mississippi	35	11	—	—
Tennessee	33	7	1	—
Kentucky	30	—	2	—
Alabama	27	7	—	—
Arkansas	20	7	1	3
West Virginia	18	4	—	—
Texas	14	3	1	3
Maryland	11	—	1	—
Virginia	9	4	—	—
Washington	9	4	1	—
Illinois	9	—	—	—
Georgia	8	11	—	1
Pennsylvania	8	1	—	—
North Carolina	6	5	3	—
Arizona	6	1	—	—
Colorado	5	—	—	—
Michigan	4	3	—	—
Idaho	4	2	—	—
Florida	4	—	—	—
Oregon	4	—	—	—
Ohio	3	1	—	—
California	3	—	—	—
Missouri	1	5	2	—
South Carolina	1	4	—	—
Rhode Island	1	—	—	—
Wisconsin	1	—	—	—
	318	91	12	21

Item 3.	Legal Proceedings.
We provide services in a highly regulated industry and are a party to various proceedings (regulatory and other governmental), and internal audits and investigations in the ordinary course of business (including audits by Zone Program Integrity Contractors ("ZPICs"), Recovery Audit Contractors ("RACs"), and investigations resulting from our obligation to self-report suspected violations of law). We cannot predict the ultimate outcome of any regulatory and other governmental and internal audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future. These audits and investigations have caused and could potentially continue to cause delays in collections and recoupments from governmental payors. Currently, the Company has recorded $16.9 million in other assets, which are from government payors related to the disputed finding of pending ZPIC audits. Additionally, these audits may subject us to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on our business and financial condition.

On January 18, 2018, Jordan Rosenblatt, a purported shareholder of Almost Family, Inc. (“Almost Family”) filed a complaint for Violations of the Securities Exchange Act of 1934 in the United States District Court for the Western District of Kentucky, styled Rosenblatt v. Almost Family, Inc., et al., Case No. 3:18-cv-40-TBR (the “Rosenblatt Action”). The Rosenblatt Action was filed against the Company, Almost Family, Almost Family’s board of directors, and Hammer Merger Sub, Inc. ("Merger Sub"). The complaint in the Rosenblatt Action (“Complaint”) asserts that the Form S-4 Registration Statement (“Registration Statement”) filed on December 21, 2017 contains false and misleading statements with respect to the Merger. The Complaint asserts claims against Almost Family and its board of directors for violations of Section 14(a) of the 1934 Act in connection with the dissemination of the Registration Statement, and asserts claims against the Almost Family board of directors and the Company for violations of Section 20(a) of the 1934 Act as controlling persons of Almost Family. The Rosenblatt Action seeks, among other things, an injunction enjoining the Merger from closing and an award of attorneys’ fees and costs.
In addition to the Rosenblatt Action, two additional complaints were filed against Almost Family in the United States District Court for the District of Delaware alleging similar violations as the Rosenblatt Action. While the Company is not named as a party in either of these additional complaints, these additional complaints also seek, among other things, an injunction enjoining both the vote of the Almost Family stockholders with respect to the Merger and the closing of the Merger, monetary damages and an award of attorneys’ fees and costs from Almost Family.
We believe that the claims asserted in these lawsuits are entirely without merit and intend to defend these lawsuits vigorously.
We are involved in various legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, we believe the outcome of pending litigation will not have a material adverse affect, after considering the effect of our insurance coverage, on our consolidated financial information.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sales of Unregistered Common Stock
None
Market Information and Holders
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LHCG.” As of February 23, 2018, there were approximately 254 registered holders of record of our common stock.
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
Price Range of Common Stock
The following table provides the high and low prices of our common stock during each quarter in 2017 and 2016 as quoted by NASDAQ:

	High	Low
2017
Fourth Quarter	$72.07	$59.70
Third Quarter	70.92	57.72
Second Quarter	68.35	51.76
First Quarter	54.10	44.64
	High	Low
2016
Fourth Quarter	$45.70	$32.48
Third Quarter	46.51	34.90
Second Quarter	43.67	35.05
First Quarter	44.10	33.55
The closing price of our common stock as reported by NASDAQ on February 26, 2018 was $64.97.
Performance Graph
This item is incorporated by reference from our Annual Report to Stockholders for the fiscal year ended December 31, 2017.
Issuer Purchases of Equity Securities
None.

Item 6.	Selected Financial Data.
The selected consolidated financial data presented below is derived from our audited consolidated financial statements for each of the years in the five year period ended December 31, 2017. The financial data for the years ended December 31, 2017, 2016 and 2015 should be read together with our consolidated financial statements and related Notes included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included herein (amounts in thousands, except share and per share data).

Year Ended December 31,	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Net service revenue	$1,072,086	$914,823	$816,366	$733,632	$658,283
Gross margin	396,276	357,173	335,488	298,857	274,819
Operating income	74,682	70,562	66,343	45,486	46,737
Net income	60,386	45,942	41,650	28,752	29,146
Net income attributable to LHC Group, Inc.’s common stockholders	50,112	36,583	32,335	21,837	22,342
Net income attributable to LHC Group, Inc.'s common stockholders:
Basic	$2.83	$2.08	$1.86	$1.27	$1.31
Diluted	$2.79	$2.07	$1.84	$1.26	$1.30
Weighted average shares outstanding:
Basic	17,715,992	17,559,477	17,405,379	17,229,026	17,049,794
Diluted	17,961,018	17,682,820	17,547,531	17,315,333	17,132,751

As of December 31,	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash	$2,849	$3,264	$6,139	$531	$14,104
Total assets	793,702	614,071	566,054	491,739	422,226
Total debt	144,286	87,796	98,784	61,008	23,212
Total LHC Group, Inc. stockholders’ equity	448,868	395,126	354,582	318,639	293,009

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We provide post-acute health care services primarily to Medicare beneficiaries throughout the United States, through our home health agencies, hospice agencies, community-based services agencies, and long-term acute care hospitals. Our net service revenue increased $157.3 million to $1,072.1 million for the year ending December 31, 2017 from $914.8 million for the year ending December 31, 2016. During 2017, we acquired 77 agencies, such that, as of December 31, 2017, we operated 442 locations in 27 states within the continental United States.
Segments
Our services are classified into four segments: (1) home health services, (2) hospice services, (3) community-based services, and (4) facility-based services offered primarily through our LTACHs.
Through our home health services segment we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational and speech therapy. As of December 31, 2017, we operated 318 home health service locations, of which 159 are wholly-owned by us, 153 are majority-owned or controlled by us through equity joint ventures, three are controlled by us through license lease arrangements and the remaining three are only managed by us.

Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2017, we operated 91 hospice locations, of which 45 are wholly-owned by us, 44 are majority-owned by us through equity joint ventures and two are controlled by us through license lease arrangements.
Through our community-based services segment, our services are performed by paraprofessional personnel, and include assistance to elderly, chronically ill, and disabled patients with activities of daily living. As of December 31, 2017, we operated 12 community-based services locations, of which 10 are wholly-owned and two are majority-owned through an equity joint venture.
We provide facility-based services principally through our LTACHs. As of December 31, 2017, we operated 11 LTACHs with 15 locations, of which all but one are located within host hospitals. We also operate two pharmacies, a family health center, a rural health clinic, and two physical therapy clinics. Of these 21 facility-based services locations as of December 31, 2017, eight are wholly-owned by us, 12 are controlled by us through equity joint ventures, and one is managed by us.
The percentage of net service revenue contributed from each reporting segment for the each of the periods ended December 31, 2017, 2016 and 2015 was as follows:

Type of Segment	2017	2016	2015
Home health services	73.1%	72.8%	75.1%
Hospice services	14.8	14.8	10.5
Community-based services	4.4	4.8	5.1
Facility-based services	7.7	7.6	9.3
	100.0%	100.0%	100.0%
Development Activities
The following table provides a summary of our acquisitions, divestitures and internal development activities from January 1, 2015 through December 31, 2017. This table does not include the three management services agreements under which we manage the operations of three home nursing agencies and one LTACH, through our home health services segment or facility-based services segment, nor does it include our pharmacies, family health center, rural health clinic, physical therapy clinics through our facility-based services segment.

	Home Health Agencies	Hospice Agencies	Community -based Agencies	Long-Term Acute Care Hospitals
Total at January 1, 2015	277	38	12	8
Developed	—	2	—	—
Acquired	9	17	2	—
Divested/Merged	(6)	(1)	(1)	—
Total at December 31, 2015	280	56	13	8
Developed	5	1	—	—
Acquired	12	10	1	—
Divested/Merged	(16)	(2)	(3)	—
Total at December 31, 2016	281	65	11	8
Developed	3	1	—	—
Acquired	43	27	1	6
Divested/Merged	(12)	(2)	—	—
Total at December 31, 2017	315	91	12	14
Recent Developments
Proposed Merger with Almost Family
On November 15, 2017, we announced our entry into the Merger Agreement with Almost Family, providing for a “merger of equals” business combination of the Company and Almost Family. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Almost Family, with Almost Family continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. The Merger is expected to close on April 1, 2018, subject to the approval of both companies’ stockholders and the satisfaction of other customary closing conditions.

The proposed Merger would create a nationwide provider of in-home healthcare services with a long track record of successfully partnering with hospitals and health systems led by the most experienced management teams in home health. The name of the combined company will continue to be LHC Group, Inc. and the common stock of the combined company will continue to trade on NASDAQ under the ticker symbol, “LHCG.”
Additional information concerning the proposed transaction is included in the definitive proxy statement/prospectus, which was filed with the SEC on February 13, 2018, and can be accessed on the SEC’s website.
Home Health Services
On April 14, 2015, legislation was passed which limits any increase in home health payments to 1% for fiscal year 2018 and extended the 3% rural home health safeguard for two years through December 31, 2017.
On October 30, 2016, CMS released a Final Rule (effective January 1, 2017) regarding payment rates for home health services provided during calendar year 2017. The national, standardized 60-day episode payment rate increased to $2,989.97 for 2017. The rural rate is $3,079.67. The Final Rule implements the final year of the four year phase-in of the rebasing adjustments to the national, standardized 60-day episode payment rate and the decrease of 0.97% to account for nominal case-mix growth between calendar year 2012 and calendar year 2014, which was not accounted for in the rebasing adjustments finalized in calendar year 2014. The Final Rule also contains minor adjustments to the Home Health Value-Based Purchasing ("HHVBP") program and to the home health quality reporting program. CMS estimates the overall economic impact of the proposed rule's policy changes and payment rate update is an estimated aggregate decrease of 0.7% in payments to home health agencies, which decrease will vary based on each agency's wage index and patient mix weight.
In addition, CMS finalized its proposal to implement a Home Health Value-Based Purchasing ("HHVBP") program that is intended to incentivize the delivery of high-quality patient care. The HHVBP program would withhold 3% to 8% of Medicare payments, which would be redistributed to participating home health agencies depending on their performance relative to specified measures. The HHVBP would apply to all home health agencies in Arizona, Florida, Iowa, Massachusetts, Maryland, Nebraska, North Carolina, Tennessee, and Washington effective January 1, 2018.

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
The BBA 2018 included the following provisions impacting our home health business:

•	A new case mix model

•	Mandates the development of a new case mix model in a transparent process involving CMS, the home health industry, and the Congressional committees of jurisdiction.

•
The new model will use a 30-day payment period (leaving intact the 60-day assessment and order process), and must be implemented in a budget-neutral manner beginning in 2020 and will not include the use of therapy visits as a determinant. Congressional Budget Office ("CBO") scored this at zero savings and zero cost due to the budget-neutrality requirement.

•
CMS is specifically instructed to consider the use of alternative payment reform recommendations like the “Risk Based Grouper Model” proposed in lieu of the Home Health Groupings Model ("HHGM") proposed in the preliminary rule.

•
The new model must be developed on a budget-neutral basis as opposed to the HHGM, which was proposed on a non-budget-neutral basis in the preliminary rule. Further, any behavioral adjustments must now be transparent and subject to public notice, comment, and the rule-making process. The HHGM, as proposed, footnoted a reference to behavioral adjustments that were not defined and not transparent in its underlying assumptions period in 2017.

•	Restoration of the 3% rural add-on

•
Restores the 3% home health rate add-on for home health patients who reside in rural geographies, effective January 1, 2018. The add-on rate will be phased downward over a five-year period following a formula specified in the legislation.

•
Restores an important protection of access to Medicare home health care for rural America, and provides sufficient time for the industry to produce additional compelling evidence to demonstrate the positive impact of the rural add-on payment to rural Medicare beneficiaries.

•	Since its inception, the rural rate has been repeatedly renewed by Congress in recognition of the continued need.

•	Face-to-face documentation improvements allowing the home health medical record in its entirety to be used in support of the physician’s attestation of medical necessity.

•
A study is to be conducted by the GAO (Government Accounting Office) on Medicare improvements to address the needs of the chronically ill through healthcare services provided at home, including interdisciplinary care management, tele-health, and tele-monitoring for Medicare Advantage plans, requiring states to better integrate Medicare and Medicaid services for the dually-eligible, and the extension and expansion of the Independence at Home Demonstration Program.

•
A specific market basket update percentage of 1.5% for fiscal year 2020, leaving intact the full market basket update (generally expected to be between 2-3%) for fiscal year 2019. Suspends the productivity adjustment in 2020.

•	Repeal of the Independent Payment Advisory Board, effective upon passage.

•
Payment rate feasibility study to be conducted concerning the feasibility of a higher payment rate for providers, including home health providers that engage in the management of patients’ chronic conditions.

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

On August 1, 2017, CMS issued a Final Rule updating Medicare payment rates and the wage index for hospices for fiscal year 2018. The result will be a 1.0% increase in payment rates due to the provisions of Section 411 (d) of the Medicare Access and CHIP Reauthorization Act of 2015 (Pub. L. 114-10) ("MACRA"). The hospice cap will be $28,689.04, which is a 1% increase. The Final Rule finalizes eight measures from Consumer Assessment of Healthcare Providers and Systems ("CAHPS") Hospice Survey data already submitted by hospices. The rule also finalizes the extension of the exception for quality reporting purposes from 30 calendar days to 90 calendar days after the date that an extraordinary circumstance occurred. CMS began public reporting Hospice Quality Reporting Program ("HQRP") data via a Hospice Compare Site in August 2017 to help customers make informed choices. Hospices that fail to meet quality reporting requirements will receive a two percentage point reduction to their payments.The following table shows the hospice Medicare payment rates for fiscal year 2018, which began on October 1, 2017 and will end September 30, 2018:

Description	Rate per patient day
Routine Home Care days 1-60	$192.78
Routine Home Care days 61+	$151.41
Continuous Home Care	$976.42
Full Rate = 24 hours of care
$40.19 = hourly rate
Inpatient Respite Care	$172.78
General Inpatient Care	$743.55
The BBA 2018 included the following provisions impacting our hospice business:

•
Hospice included in Hospital Post-Acute Transfer Policy for early discharges to hospice care. Hospice will be included as a post-acute service subject to the transfer DRG policy, in which acute-care hospitals receive a reduction in payments if they transfer a patient to post-acute care prior to achieving the mean length of stay for the DRG. Currently, home health, skilled nursing facilities, and LTACHs are included within the policy, and the BBA 2018 adds hospice as a post-acute provider subject to the policy.

Physician Assistants recognized as attending physicians to serve hospice patients, effective January 1, 2019.
Community-Based Services

Community-based services are in-home care services, which are primarily performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to elderly, chronically ill, and disabled patients. Revenue is generated on an hourly basis and our current primary payors are TennCare Managed Care Organization and Medicaid. Approximately 70% of our net service revenue for the twelve months ended December 31, 2017 in this segment was generated by our locations in Tennessee.

Facility-Based Services
On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013 (Public Law 113-67). This law prevents a scheduled payment reduction for physicians and other practitioners who treat Medicare patients from taking effect on January 1, 2014. Included in the legislation are the following changes to LTACH reimbursement:

•	Medicare discharges from LTACHs will continue to be paid at full LTACH PPS rates if:

◦	the patient spent at least three days in a short-term care hospital (“STCH”) intensive care unit (“ICU”) during a STCH stay that immediately preceded the LTACH stay, or

◦	the patient was on a ventilator for more than 96 hours in the LTACH (based on the MS-LTACH DRG assigned) and had a STCH stay immediately preceding the LTACH stay.

◦	Also, the LTACH discharge cannot have a principal diagnosis that is psychiatric or rehabilitation.

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

On August 2, 2016, CMS released the Final Rule to update fiscal year 2017 LTACH reimbursement and policies under the LTACH PPS, which affects discharges occurring in cost reporting periods beginning on or after October 1, 2016. CMS projects that overall LTACH PPS spending will decrease by 7.1% compared to fiscal year 2016 payments. This estimated decrease is attributable to the statutory decrease in payment rates for site neutral LTACH PPS cases that do not meet the clinical criteria to qualify for higher LTACH rates in cost reporting years beginning on or after October 1, 2016. Cases that do qualify for higher LTACH PPS rates will see a payment rate increase of 0.7% (including a market basket update of 2.8% reduced by a multi-factor productivity adjustment of 0.3%, minus an additional adjustment of 0.75 percentage point in accordance with the PPACA, for a net market basket of 1.75%). The LTACH PPS standard federal payment rate for fiscal year 2017 is $42,476.41 (increased from $41,762.85 in fiscal year 2016). Site-neutral discharges will have a 23% reduction in payments. CMS also proposes to begin enforcement of the 25 Percent rule which will cap the number of patients treated at an LTACH who have been referred from all locations of a hospital. Grandfathered LTACH facilities are exempt from the 25 Percent rule, while rural LTACHs will have a threshold of 50% and MSA-dominant hospitals will have a threshold between 25% and 50%. The 25 Percent rule will apply to discharges occurring after October 1, 2016. CMS will have two separate outlier pools and thresholds for LTACH-appropriate patients and for site-neutral patients. For 2017, CMS finalized an increase of its fixed-loss threshold to $21,943 from 2016’s $16,423, to limit outlier spending at no more than 8% of total LTACH spending (2016 outlier payments may reach 9.0%). CMS is applying the proposed inpatient fixed-loss threshold of $23,570 for site neutral patients. CMS also finalized four new measures for the LTACH Quality Reporting Program to meet the requirements of the Improving Medicare Post-Acute Care Transformation (IMPACT) Act. For the fiscal year 2018 LTACH Quality Reporting Program, CMS added quality measures for Medicare spending per beneficiary, discharge to community and potentially-preventable 30-day post-discharge readmissions. For the fiscal year 2020 LTACH Quality Reporting Program, CMS adopted a new drug regimen review measure.

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
Effects of BBA 2018 on LTACHS
The impact of BBA 2018 on our LTACH business includes a two-year extension of site-neutral blended payments rates for certain long-term care hospital discharges, based upon a 4.6% reduction in site-neutral payments over 7 years.

None of the aforementioned estimated changes to Medicare payments for home health, hospice, and LTACHs include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.
2017 and 2016 Operational Data
The following table sets forth, for the period indicated, each of our segment's data regarding census, admissions, billable hours and patient days:

	Three Months Ended March 31, 2017	Three Months Ended June 30, 2017	Three Months Ended September 30, 2017	Three Months Ended December 31, 2017
Home Health Services:
Average census	41,874	43,395	43,450	44,362
Average Medicare census	29,244	29,743	29,691	29,925
Admissions	47,375	47,625	47,841	49,668
Medicare admissions	29,957	29,868	29,964	30,745
Hospice Services:
Average census	2,861	3,031	3,108	3,180
Average Medicare census	2,650	2,803	2,888	2,959
Admissions	3,112	3,227	3,438	3,655
Medicare admissions	2,657	2,791	2,967	3,199
Patient days	257,474	275,866	285,971	292,568
Community-based Services:
Billable hours	344,186	342,337	369,700	469,963
LTACHs:
Patient days	13,732	13,075	14,599	21,719
	Three Months Ended March 31, 2016	Three Months Ended June 30, 2016	Three Months Ended September 30, 2016	Three Months Ended December 31, 2016
Home Health Services:

Average census	38,218	38,357	38,511	39,407
Average Medicare census	28,246	28,046	27,983	28,381
Admissions	39,124	38,949	40,657	41,184
Medicare admissions	26,136	25,817	26,810	26,812
Hospice Services:
Average census	2,425	2,615	2,736	2,713
Average Medicare census	2,248	2,431	2,547	2,520
Admissions	2,463	2,523	2,554	2,607
Medicare admissions	2,152	2,246	2,266	2,218
Patient days	220,694	237,968	251,753	249,608
Community-based Services:
Billable hours	304,487	330,350	354,998	349,053
LTACHs:
Patient days	15,537	13,929	13,499	13,257

Consolidated Results of Operations
The following table sets forth, for the period indicated, our consolidated results (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Consolidated Services Data:
Net service revenue	$1,072,086	$914,823	$816,366
Cost of service revenue	675,810	557,650	480,878
Gross margin	396,276	357,173	335,488
Provision for bad debts	9,484	14,790	19,243
General and administrative expenses	310,539	270,622	247,919
Impairment of intangibles and other	1,511	—	1,273
Loss on disposal of assets	60	1,199	710
Operating income	74,682	70,562	66,343
Interest expense	(3,876)	(2,936)	(2,302)
Non-operating income	524	492	457
Income tax expense	10,944	22,176	22,848
Income attributable to noncontrolling interests	10,274	9,359	9,315
Net income available to LHC Group, Inc.’s common stockholders	$50,112	$36,583	$32,335
The following table sets forth our consolidated results as a percentage of net service revenue, except income tax expense, which is presented as a percentage of income attributable to LHC Group, Inc.’s common stockholders:

	Year Ended December 31,
	2017	2016	2015
Consolidated Services Data:
Cost of service revenue	63.0%	61.0%	58.9%
Gross margin	37.0	39.0	41.1
Provision for bad debts	0.9	1.6	2.4
General and administrative expenses	29.0	29.6	30.4
Impairment of intangibles and other	0.1	—	0.2
Loss on disposal of assets	—	0.1	0.1
Operating income	7.0	7.7	8.1
Interest expense	(0.4)	(0.3)	(0.3)
Non-operating income	—	0.1	0.1
Income tax expense	17.9	37.7	41.4
Income attributable to noncontrolling interests	1.0	1.0	1.1
Net income attributable to LHC Group, Inc.’s common stockholders	4.7	4.0	4.0

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Consolidated net service revenue for the year ended December 31, 2017 was $1.1 billion compared to $914.8 million for the same period in 2016, an increase of $157.3 million, or 17.2%. Consolidated net service revenue growth in 2017 was primarily due to both our acquisitions of 77 agencies during 2017 and an increase in same store growth in our home health services segment. Consolidated net service revenue was comprised of the following for the periods ending December 31:

Type of Segment	2017	2016
Home health services	73.1%	72.8%
Hospice services	14.8	14.8
Community-based services	4.4	4.8
Facility-based services	7.7	7.6
	100.0%	100.0%
Revenue derived from Medicare represented 71.0% and 74.5% of our consolidated net service revenue for the years ended December 31, 2017 and 2016, respectively.
The following table sets forth each of our segment's revenue growth or loss, admissions, census, episodes, billable hours, and patient days for the twelve months ended December 31, 2017 and the related change from the same period in 2016 (amounts in thousands, except admissions, census, episode data, billable hours and patient days):

	Same Store (1)	De Novo (2)	Organic (3)	Organic Growth (Loss)%	Acquired (4)	Total	Total Growth (Loss) %
Home Health Services
Revenue	$732,436	$68	$732,504	10.0%	$51,003	$783,507	17.7%
Revenue Medicare	$529,618	$68	$529,686	4.7	$32,697	$562,383	11.1
New admissions	177,028	1	177,029	10.7	15,087	192,116	20.1
New Medicare admissions	111,266	1	111,267	5.4	8,910	120,177	13.8
Average census	40,211	3	40,214	4.2	2,893	43,107	11.7
Average Medicare census	27,779	2	27,781	(1.3)	1,733	29,514	4.9
Home health episodes	201,420	—	201,420	1.1	11,835	213,255	7.0
Hospice Services
Revenue	$133,637	$412	$134,049	(0.7)	$25,148	$159,197	18.0
Revenue Medicare	$125,249	$367	$125,616	(0.2)	$21,427	$147,043	16.8
New admissions	10,222	18	10,240	2.5	3,129	13,369	33.9
New Medicare admissions	8,853	12	8,865	1.2	2,693	11,558	31.9
Average census	2,529	7	2,536	(3.2)	500	3,036	15.9
Average Medicare census	2,342	7	2,349	(3.5)	468	2,817	15.7
Patient days	963,591	2,676	966,267	0.8	142,056	1,108,323	15.6
Community-based Services
Revenue	$43,560	$—	$43,560	(0.8)%	$3,349	$46,909	6.9%
Billable hours	1,527,255	—	1,527,255	2.9%	117,117	1,644,372	10.8%
Facility-Based Services
LTACHs
Revenue	$61,085	$—	$61,085	(6.2)	$11,688	$72,773	11.7%
Patient days	53,916	—	53,916	(4.1)	9,252	63,168	12.4

(1) Same store - location that has been in service with us for greater than 12 months.
(2) De Novo - internally developed location that has been in service for 12 months or less.
(3) Organic - combination of same store and de novo.

(4) Acquired - purchased location that has been in service with us 12 months or less.

Total home health organic revenue and patient metrics increased due to market share growth in service areas where we have quality scores greater than 4 stars. Total organic revenue and patient days decreased in our facility-based services segment due to the negative impact from the reduction of 18 beds in one LTACH location. In addition, patient criteria changes went into effect for two of our LTACH locations on June 1, 2016 and six of our LTACH locations on September 1, 2016. The criteria changes are reflective in our decrease of revenue per patient day.

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
Cost of Service Revenue
Consolidated cost of service revenue for the year ended December 31, 2017 was $675.8 million compared to $557.7 million for the same period in 2016, an increase of approximately $118.1 million, or 21.2%; however, as a percentage of net service revenue, it is an increase of 2.0%.
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2017		2016
Home health services
Salaries, wages, and benefits	$438,856	56.0%	$360,378	54.1%
Transportation	24,550	3.1	22,252	3.3
Supplies and services	18,773	2.4	15,820	2.4
Total	$482,179	61.5%	$398,450	59.8%
Hospice services
Salaries, wages, and benefits	$73,621	46.2%	$58,094	43.0%
Transportation	6,146	3.9	5,384	4.0
Supplies and services	24,202	15.2	19,881	14.7
Total	$103,969	65.3%	$83,359	61.8%
Community-based services
Salaries, wages, and benefits	$34,642	73.8%	$32,086	73.1%
Transportation	335	0.7	263	0.6
Supplies and services	267	0.6	254	0.6
Total	$35,244	75.1%	$32,603	74.3%
Facility-based services
Salaries, wages, and benefits	$38,303	46.4%	$28,802	41.1%
Transportation	267	0.3	233	0.3
Supplies and services	15,848	19.2	14,203	20.3
Total	$54,418	66.0%	$43,238	61.7%
Consolidated cost of service revenue variances were as follows:

•
Home Health Segment -- Cost of service revenue increased as a percentage of net service revenue due in part to 2.0% Medicare reimbursement cuts recognized in 2017. Additionally, acquisitions accounted for $44.9 million of the $83.7 million increase, with the remaining difference caused by the growth in our same store agencies.

•
Hospice Segment -- Acquisitions accounted for $19.1 million of the $20.6 million increase. Cost of service revenue increased as a percentage of net service revenue due to the decline in same store census during the twelve months ended December 31, 2017.

•	Community-Based Services Segment -- Acquisitions accounted for the $2.6 million increase.

•
Facility-Based Services Segment -- Acquisitions accounted for $11.8 million in cost of service revenue for the year. This amount was offset by a decrease in cost of service revenue for one LTACH location that had a reduction of beds during 2016. Cost of service revenue increased as a percentage of net service revenue due to lower revenue per patient day for the period caused by patient criteria changes that went into effect in June 2016 and September 2016.

Provision for Bad Debts
Consolidated provision for bad debts for the year ended December 31, 2017 was $9.5 million, or 0.9% of net service revenue, compared to $14.8 million, or 1.6% of net service revenue, for the same period in 2016, a decrease of approximately $5.3 million, or 35.9%; however, as a percentage of net service revenue, it is a decrease of 0.7%.   The Company continues to have more timely cash collections, increases in amounts collected, and improvements in the health of our overall accounts receivable agings. The continued maturity of our back office and field operations, use of our point-of-care platform, and use of other technology advancements in reporting and analytics are drivers of our collection improvements. We also continue to see high success rates in the appeal process for Additional Documentation Request’s or ADRs at each stage of the appeal process, often times in cases where the receivables have significantly aged.
General and Administrative Expenses
Consolidated general and administrative expenses for the year ended December 31, 2017 were $310.5 million compared to $270.6 million for the same period in 2016, an increase of approximately $39.9 million, or 14.8%; however, as a percentage of net service revenue, it is a decrease of 0.6%. Of the $39.9 million increase, acquisitions accounted for $32.2 million, with the remainder of the increase attributable to growth in our same store agencies.
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2017		2016
Home health services
General and administrative	$220,509	28.1%	$195,591	29.4%
Depreciation and amortization	8,755	1.0	7,827	1.1
Total	$229,264	29.3%	$203,418	30.5%
Hospice services
General and administrative	$43,102	27.1%	$35,046	26.0%
Depreciation and amortization	2,414	1.5	2,161	1.6
Total	$45,516	28.6%	$37,207	27.6%
Community-based services
General and administrative	$9,491	20.2%	$8,380	19.1%
Depreciation	455	1.0	405	0.9
Total	$9,946	21.2%	$8,785	20.0%
Facility-based services
General and administrative	$24,015	29.1%	$19,445	27.7%
Depreciation and amortization	1,798	2.2	1,767	2.5
Total	$25,813	31.3%	$21,212	30.2%
Income Tax Expense
Consolidated income tax expense for the year ended December 31, 2017 was $10.9 million compared to $22.2 million for the same period in 2016. The Company adjusted its deferred state income tax rate taking into consideration the federal income tax adjustments signed into law on December 22, 2017. Deferred tax assets and liabilities were revalued as of December 31, 2017, which resulted in a credit to income tax expense of $14.0 million.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net Service Revenue
Consolidated net service revenue for the year ended December 31, 2016 was $914.8 million compared to $816.4 million for the same period in 2015, an increase of $98.4 million, or 12.0%. Consolidated net service revenue growth in 2016 was primarily due to both our acquisitions of 28 agencies during 2015 and an increase in same store growth. Consolidated net service revenue was comprised of the following for the periods ending December 31:

Type of Segment	2016	2015
Home health services	72.8%	75.1%
Hospice services	14.8	10.5
Community-based services	4.8	5.1
Facility-based services	7.6	9.3
	100.0%	100.0%
Revenue derived from Medicare represented 74.5% of our consolidated net service revenue for both years ended December 31, 2016 and 2015.
The following table sets forth the growth or loss of each of our segment's revenue and patient statistical data for the twelve months ended December 31, 2016 and the related change for the same period in 2015 (revenue amounts are in thousands):

	Same Store (1)	De Novo (2)	Organic (3)	Organic Growth (Loss)%	Acquired (4)	Total	Total Growth (Loss) %
Home health services
Revenue	$651,015	$1,158	$652,173	6.4%	$13,723	$665,896	8.6%
Revenue Medicare	$494,378	$921	$495,299	4.7	$10,775	$506,074	6.9
New admissions	156,359	159	156,518	9.3	3,396	159,914	11.7
New Medicare admissions	103,175	106	103,281	6.6	2,294	105,575	8.9
Average census	37,344	265	37,609	2.3	978	38,587	5.0
Average Medicare census	27,226	188	27,414	0.4	732	28,146	3.1
Episodes	195,057	303	195,360	2.2	3,875	199,235	4.2
Hospice services
Revenue	$95,095	$2,028	$97,123	13.1	$37,825	$134,948	57.2
Revenue Medicare	$88,852	$1,985	$90,837	13.8	$35,047	$125,884	57.7
New admissions	7,392	55	7,447	9.7	2,700	10,147	49.5
New Medicare admissions	6,493	48	6,541	10.6	2,342	8,883	50.2
Average census	1,668	68	1,736	3.6	887	2,623	56.6
Average Medicare census	1,547	66	1,613	3.9	824	2,437	57.0
Patient days	687,853	14,564	702,417	14.9	257,606	960,023	57.0
Community-based services
Revenue	$43,734	$—	$43,734	6.1	$157	$43,891	6.5
Billable hours	1,331,448	—	1,331,448	9.7	7,734	1,339,182	10.3
Facility-based services
LTACHs
Revenue	$64,607	$—	$64,607	(11.1)	$—	$64,607	(10.3)
Patient days	56,224	—	56,224	(8.5)	—	56,224	(8.5)
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
Cost of Service Revenue
Consolidated cost of service revenue for the year ended December 31, 2016 was $557.7 million compared to $480.9 million for the same period in 2015, an increase of $76.8 million, or 16.0%.
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2016		2015
Home health services
Salaries, wages and benefits	$360,378	54.1%	$320,548	52.3%
Transportation	22,252	3.3	21,056	3.4
Supplies and services	15,820	2.4	13,146	2.1
Total	$398,450	59.8%	$354,750	57.9%
Hospice services
Salaries, wages and benefits	$58,094	43.0%	$35,022	40.8%
Transportation	5,384	4.0	3,638	4.2
Supplies and services	19,881	14.7	12,246	14.3
Total	$83,359	61.8%	$50,906	59.3%
Community-based services
Salaries, wages and benefits	$32,086	73.1%	28,525	69.2%
Transportation	263	0.6	263	0.6
Supplies and services	254	0.6	288	0.7
Total	$32,603	74.3%	$29,076	70.5%
Facility-based services
Salaries, wages and benefits	$28,802	41.1%	$29,898	39.3%
Transportation	233	0.3	240	0.3
Supplies and services	14,203	20.3	16,008	21.0
Total	$43,238	61.7%	$46,146	60.6%
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

General and Administrative Expenses
Consolidated general and administrative expenses for the year ended December 31, 2016 was $270.6 million compared to $247.9 million for the same period in 2015, an increase of $22.7 million, or 9.2%; however, as a percentage of net service revenue, it is a decrease of 0.8%. Of the $22.7 million increase: acquisitions accounted for $14.0 million; a severance package of $1.1 million was recorded due to the resignation of our prior Chief Financial Officer; the remainder of the increase was due to growth in our same store agencies.
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2016		2015
Home health services
General and administrative	$195,591	29.4%	$182,107	29.7%
Depreciation and amortization	7,827	1.1	8,484	1.4
Total	$203,418	30.5%	$190,591	31.1%
Hospice services
General and administrative	$35,046	26.0%	$24,893	29.0%
Depreciation and amortization	2,161	1.6	1,544	1.8
Total	$37,207	27.6%	$26,437	30.8%
Community-based services
General and administrative	$8,380	19.1%	$8,309	20.2%
Depreciation and amortization	405	0.9	156	0.4
Total	$8,785	20.0%	$8,465	20.6%
Facility-based services
General and administrative	$19,445	27.7%	$20,657	27.1%
Depreciation and amortization	1,767	2.5	1,769	2.3
Total	$21,212	30.2%	$22,426	29.5%
Loss on disposal of assets
The loss on disposal of assets increased during the twelve months ended December 31, 2016 due to the sale of an aircraft. The aircraft incurred damage and was subsequently sold at a price below the aircraft's net book value. The sale generated a loss of $0.9 million, which was realized during the twelve months ended December 31, 2016.

 Liquidity and Capital Resources

Cash at December 31, 2017 was $2.8 million, compared to $3.3 million at December 31, 2016. Based on our current plan of operations, including acquisitions (without giving effect to the Merger), we believe this amount, when combined with expected cash flows from operations and amounts available under our revolving credit facility will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months.
Liquidity
Our principal source of liquidity needed to fund our operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third-party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our revolving credit facility, which provides for aggregate borrowings, including outstanding letters of credit, up to $225 million. As of December 31, 2017, we had $71.4 million available for borrowing under our credit facility.
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

Cash used in investing activities primarily relates to acquisitions of home nursing, hospice agencies, and LTACHs, while cash used by financing activities primarily relates to payments on outstanding debt agreements and payments to our noncontrolling interest partners.
The following table summarizes changes in cash flows (amounts in thousands):

	Year Ended December 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$32,326	$67,472
Investing activities	(74,774)	(50,380)
Financing activities	42,033	(19,967)
During 2017, the change in operating activities was attributable to:

•	Improved cash collections on our older patient accounts receivable resulting in a decrease of $5.3 million in provision for bad debt.

•	The Company revalued its deferred tax assets and liabilities due to the passage and signing of the Tax Cuts and Jobs Act. The revaluation caused our deferred taxes to decrease by $13.6 million.

•	The 2016 year end tax payment deadlines were extended to January 2017; this extension caused a timing difference in payments of tax estimates, which decreased prepaid income taxes by $8.6 million.

•	The remainder of the change in cash provided by operating activities was due to acquisitions purchased in 2017 and the accretion of agencies purchased in 2016.
Cash used in investing activities and financing activities changed due to the difference in volume of acquisition activity occurring between 2017 and 2016.
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
A letter of credit fee equal to the applicable Eurodollar rate multiplied by the face amount of the letter of credit is charged upon issuance and on each anniversary date while the letter of credit is outstanding. The agent’s standard up-front fee and other customary administrative charges are also due upon issuance of the letter of credit, along with a renewal fee on each anniversary date while the letter of credit is outstanding. At December 31, 2017 and 2016, outstanding letters of credit were $9.6 million and $11.0 million, respectively, which are issued as collateral on our workers’ compensation insurance.
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
In connection with the Merger, we must obtain the consent of certain of the lenders under our Credit Agreement prior to the closing thereof, as the Merger would constitute a default under our credit facility.  Almost Family’s credit facility contains similar consent requirements and default provisions that would be triggered by the Merger.  As a result, we intend to amend or refinance our Credit Agreement, potentially seek additional sources of financing, and terminate Almost Family’s credit facility in connection with the closing of the Merger. We intend to pay the outstanding borrowings and accrued and unpaid interest under Almost Family’s credit facility and certain debt issuance costs and Merger-related fees and expenses from the proceeds of such amendment or refinancing. Although we currently believe that we will be able to obtain any necessary amendment or refinancing of our Credit Agreement at a reasonable cost, there can be no assurance that we will succeed in obtaining such amendment or refinancing on favorable terms, if at all.
At December 31, 2017, we were in compliance with all covenants contained in the Credit Agreement governing our credit facility.

Contractual Obligations
The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2017 (amounts in thousands):

	Payment Due by Period
Contractual Cash Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$144,286	$286	$144,000	$—	$—
Operating leases	73,214	23,119	28,528	14,395	7,172
Total contractual cash obligations	$217,500	$23,405	$172,528	$14,395	$7,172
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

Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Critical Accounting Policies
The following discussions describe our critical accounting policies, which we believe require the most significant judgment and estimates used in the preparation of our consolidated financial statements.
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
Principles of Consolidation
The consolidated financial statements include all subsidiaries and entities controlled by us through our direct ownership of a majority interest or controlling member ownership of such entities. Third party equity interests in the consolidated joint ventures are reflected as noncontrolling interests in our consolidated financial statements.

The following table summarizes the percentage of net service revenue earned by type of ownership or relationship we had with the operating entity for the periods presented for the years ending December 31:

Ownership type	2017	2016	2015
Wholly owned subsidiaries	51.0%	57.2%	55.2%
Equity joint ventures	47.0	41.2	42.9
Other	2.0	1.6	1.9
	100.0%	100.0%	100.0%
All significant inter-company accounts and transactions have been eliminated in consolidation. All business combinations accounted for under the acquisition method have been included in the consolidated financial statements from the respective dates of acquisition.
We consolidate equity joint venture entities as we have controlling interests, have voting control over these entities, or have the ability to exercise significant influence in these entities. The members of our equity joint ventures participate in profits and losses in proportion to their equity interest.
We have various management service agreements under which we manage certain operations of agencies. We do not consolidate these agencies because we do not have an ownership interest in, nor do we have an obligation to absorb losses of, or right to receive benefits from the entities that own the agencies.
We, through wholly owned subsidiaries, lease home health licenses necessary to operate certain of our home nursing and hospice agencies. As with wholly owned subsidiaries, we consolidate these entities in which have license leasing arrangements as we own 100% of the equity of these subsidiaries.
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
The following table sets forth the percentage of net service revenue earned by category of payor for the respective years ending December 31:

Payor	2017	2016	2015
Medicare	71.0%	74.5%	74.5%
Medicaid	1.8	1.8	1.5
Other	27.2	23.7	24.0
	100.0%	100.0%	100.0%

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
Final payments from Medicare may reflect base payment adjustments for case-mix and geographic wage differences and 2% sequestration reduction for episodes beginning after March 31, 2013. In addition, final payments may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required. Adjustments outlined above are automatically recognized in net service revenue when changes occur during the period in which the services are provided to the patient. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.
Hospice Services

Hospice services provided by us are paid by Medicare under a per diem payment system. We receive one of four predetermined daily rates based upon the level of care we furnish. We record net service revenue from hospice services based on the daily rate and recognize revenue as hospice services are provided.
Hospice payments are subject to an inpatient cap and an overall Medicare payment cap. The inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall Medicare payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12 -month period ending on October 31 of each year. We monitor its limits on a provider-by-provider basis and records an estimate of its liability for reimbursements received in excess of the cap amount. Beginning with cap year ended October 1, 2014, Center for Medicare and Medicaid Services ("CMS") implemented a new process requiring hospice providers to self-report their cap liabilities and remit applicable payment by March 31 of the following year.
Facility-Based Services
Long-Term Acute Care Services. We are reimbursed by Medicare for services provided under the long-term acute care hospital (“LTACH”) prospective payment system. Each patient is assigned a long-term care diagnosis-related group. We are paid a predetermined fixed amount intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length-of-stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted, among other factors. We calculate the adjustment based on a historical average of these types of adjustments for claims paid. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Revenue is recognized for our LTACHs as services are provided.
Medicaid, managed care and other payors
Our Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided. Therefore, revenue is recognized for Medicaid services as services are provided based on this fee schedule. Our managed care and other payors reimburse us based upon a predetermined fee schedule or an episodic basis, depending on the terms of the applicable contract. Accordingly, we recognize revenue from managed care and other payors in the same manner similar to our Medicare and Medicaid reimbursements.
Accounts Receivable and Allowances for Uncollectible Accounts
We report accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The amount of the provision for uncollectible accounts is based upon our assessment of historical and expected net collections, business and economic conditions and trends in government reimbursement. Uncollectible accounts are written off after exhausting collection efforts and we have concluded that the account will not be collected. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent approximately 60% of our patient accounts receivable at December 31, 2017 and 2016, is limited due to (a) our historical collections experience with Medicare and (b) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
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
At December 31, 2017, our allowance for uncollectible accounts, as a percentage of patient accounts receivable, was approximately 12.7%, or $23.6 million, compared to 18.9%, or $29.0 million, at December 31, 2016. Accounts Receivable days sales outstanding (“DSO”) for the year ended December 31, 2017 was 51 days compared to 49 days for the same period in 2016. An increase in managed care accounts receivable, and collection delays resulting from reviews, audits and investigations from ZPICs, RACs, and additional development requests have each contributed to the increase in days sales outstanding.
The percentage of our allowance for uncollectible accounts decreased in 2017. Accounts receivable generated from our 2017 acquisitions caused a higher percentage of accounts receivable to be less than 365 days. In addition, improvements in 2017 in our outstanding accounts receivable and the resolution of prior year accounts receivables has led to healthier receivables. Accounts receivable over 180 days has decreased by 26.2% from 18% of total accounts receivable in 2016 to 14.1% of total accounts receivable in 2017, while our accounts receivable over 365 days has decreased by 32.8% from 8.9% of total accounts receivable in 2016 to 6.7% of total accounts receivable in 2017.

The following table sets forth, as of December 31, 2017, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$79,286	$9,257	$5,407	$5,751	$99,701
Medicaid	3,479	2,184	2,340	1,790	9,793
Other	58,760	6,411	5,871	4,918	75,960
Total	$141,525	$17,852	$13,618	$12,459	$185,454
For home health services, hospice services, and community-based services, we calculate the allowance for uncollectible accounts as a percentage of total patient receivables. The percentage changes depending on the payor and increases as the patient receivables age. For facility-based services, we calculate the allowance for uncollectible accounts based on a claim by claim review.
The following table sets forth, as of December 31, 2016, the aging of accounts receivable (based on the end of episode date) (amounts in thousands):

Payor	0-90	91-180	181-365	Over 365	Total
Medicare	$71,386	$9,590	$5,547	$5,720	$92,243
Medicaid	4,600	1,470	1,380	268	7,718
Other	33,084	5,943	7,179	7,672	53,878
Total	$109,070	$17,003	$14,106	$13,660	$153,839
The following table summarizes the activity and ending balances in the allowance for uncollectible accounts (amounts in thousands):

	Beginning of Year Balance	Additions	Deductions	End of Year Balance
Year ended December 31:
2017	$29,036	$9,484	$14,964	$23,556
2016	26,712	14,790	12,466	29,036
2015	18,582	19,243	11,113	26,712
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

We performed a qualitative assessment to determine if it is more likely than not that the fair value of the reporting units are less than their carrying values. We evaluated relevant events and circumstances, such as market conditions, financial performance, and share price to determine if any goodwill impairment is indicated. Based on our analysis, an impairment of goodwill was not indicated.
We have not recognized any goodwill impairment charges in 2017, 2016 or 2015 related to the annual impairment testing.
Components of our reporting units are represented by individual subsidiaries or joint ventures with individual licenses to conduct operations within geographic markets as limited by the terms of each license. We consider each component as individual businesses, as discrete financial information is available and management regularly reviews the operating results of those businesses. During the year ended December 31, 2017, we recognized a disposal of $1.5 million related to goodwill associated with the closure of underperforming locations. The impairment was calculated using a market approach.
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
We also have indefinite-lived assets that are not subject to amortization expense such as actively used trade names, certificates of need and licenses to conduct specific operations within geographic markets. Such trade names, certificates of need and licenses have indefinite lives because there are no legal, regulatory, contractual, economic or other factors that would limit the useful lives of these intangible assets and we intend to renew and operate the certificates of need and licenses and use these trade names indefinitely. These indefinite-lived intangibles are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. To determine whether an indefinite-lived intangible asset is impaired, we perform a qualitative assessment. Based on the results of the qualitative assessment, we may perform a quantitative test. The quantitative impairment test on trade names uses the relief-from-royalty method. Under this method, the fair value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for use over its estimated useful life. The quantitative impairment test for certificates of need and licenses applies the cost approach. Under this method, assumptions are made about the cost to replace the certificates of need and licenses. Based on our analysis, there were no indicators that any intangible assets were impaired and no impairment charge was recorded for the year ended December 31, 2017 and 2016. We did record impairment charges of $0.6 million for the twelve months ended December 31, 2015.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar rate or Base Rate. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $1.0 million and $1.6 million for the years ended December 31, 2017 and 2016, respectively.

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
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company's management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated of the Exchange Act) were effective as of December 31, 2017.
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
Based on management’s testing and evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, our assessment of the internal controls excluded our acquisitions from LifePoint Health, Inc., which were acquired during 2017, our acquisitions from Baptist Memorial Health Care, which were acquired on June 1, 2017, and our acquisitions from CHRISTUS Continuing Care, which were acquired on September 1, 2017. Operations from these acquisitions represented approximately 20% of total assets and 8% of total revenue as of and for the year ended December 31, 2017.
The attestation report of KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, is included herein.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the Company’s fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
LHC Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited LHC Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company formed joint ventures with LifePoint Health, Inc. during 2017, Baptist Memorial Health Care on June 1, 2017, and CHRISTUS Continuing Care on September 1, 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, LifePoint Health, Inc., Baptist Memorial Health Care, and CHRISTUS Continuing Care’s internal control over financial reporting associated with approximately 20 percent of total assets and 8 percent of total revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of LifePoint Health, Inc., Baptist Memorial Health Care, and CHRISTUS Continuing Care.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
KPMG LLP
Baton Rouge, Louisiana
March 1, 2018

Item 9B.	Other Information.
None noted.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item regarding our directors and executive officers is incorporated by reference from the information contained under the heading “Information About Directors, Nominees and Management” in the definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders.
The information required by this Item regarding our corporate governance Nominating Committee and Audit Committee is incorporated by reference from the information contained under the heading “The Board of Directors and Corporate Governance” in the definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders.
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

The information required by this Item regarding our executive compensation and Compensation Committee is incorporated by reference from the information contained under the heading “Executive Officer Compensation” in the definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding our securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017, regarding shares of common stock that may be issued under the Company's existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Price of Outstanding Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a) (1)
Equity compensation plans approved by Stockholders:	—	$—	559,082
Equity compensation plans not approved by Stockholders:	—	—	—
Total	—	$—	559,082
  (1) Includes 391,737 shares remaining available for issuance under the LHC Group, Inc. 2010 Long-Term Incentive Plan (all of which are available for issuance pursuant to grants of full-value stock awards) and 167,345 shares remaining available for issuance under the Amended and Restated LHC Group, Inc.'s 2006 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item regarding transactions with related persons is incorporated by reference from the information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item regarding accounting and audit fees is incorporated by reference from the information contained under the heading “Principal Accountant Fees and Services” in the definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders.

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

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
LHC Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of LHC Group, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
KPMG LLP
We have served as the Company's auditor since 2008.
Baton Rouge, Louisiana
March 1, 2018

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash	$2,849	$3,264
Receivables:
Patient accounts receivable, less allowance for uncollectible accounts of $23,556 and $29,036, respectively	161,898	124,803
Other receivables	3,163	5,115
Amounts due from governmental entities	830	942
Total receivables, net	165,891	130,860
Prepaid income taxes	7,006	—
Prepaid expenses	13,042	9,821
Other current assets	12,177	5,796
Total current assets	200,965	149,741
Property, building and equipment, net of accumulated depreciation of $43,565 and $35,226, respectively	46,453	43,251
Goodwill	392,601	307,317
Intangible assets, net of accumulated amortization of $13,041 and $10,968, respectively	134,610	102,006
Other assets	19,073	11,756
Total assets	$793,702	$614,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$39,750	$26,805
Salaries, wages and benefits payable	44,747	34,265
Self insurance reserves	12,450	10,691
Current portion of long-term debt	286	252
Amounts due to governmental entities	5,019	4,955
Income tax payable	—	3,499
Total current liabilities	102,252	80,467
Deferred income taxes	27,466	31,941
Revolving credit facility	144,000	87,000
Long-term debt, less current portion	—	544
Total liabilities	273,718	199,952
Noncontrolling interest-redeemable	13,393	12,567
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock – $0.01 par value: 40,000,000 shares authorized; 22,640,046 and 22,429,041 shares issued in 2017 and 2016, respectively	226	224
Treasury stock – 4,890,504 and 4,828,679 shares at cost, respectively	(42,249)	(39,135)
Additional paid-in capital	126,490	119,748
Retained earnings	364,401	314,289
Total LHC Group, Inc. stockholders’ equity	448,868	395,126
Noncontrolling interest – non-redeemable	57,723	6,426
Total stockholders’ equity	506,591	401,552
Total liabilities and stockholders’ equity	$793,702	$614,071

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2017	2016	2015

Net service revenue	$1,072,086	$914,823	$816,366
Cost of service revenue	675,810	557,650	480,878
Gross margin	396,276	357,173	335,488
Provision for bad debts	9,484	14,790	19,243
General and administrative expenses	310,539	270,622	247,919
Impairment of intangibles and other	1,511	—	1,273
Loss on disposal of assets	60	1,199	710
Operating income	74,682	70,562	66,343
Interest expense	(3,876)	(2,936)	(2,302)
Non-operating income	524	492	457
Income before income taxes and noncontrolling interests	71,330	68,118	64,498
Income tax expense	10,944	22,176	22,848
Net income	60,386	45,942	41,650
Less net income attributable to noncontrolling interests	10,274	9,359	9,315
Net income attributable to LHC Group, Inc.’s common stockholders	$50,112	$36,583	$32,335
Earnings per share - basic:
Net income attributable to LHC Group, Inc.’s common stockholders	$2.83	$2.08	$1.86
Earnings per share - diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$2.79	$2.07	$1.84
Weighted average shares outstanding:
Basic	17,715,992	17,559,477	17,405,379
Diluted	17,961,018	17,682,820	17,547,531

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)

	LHC Group, Inc.						Noncontrolling interest -non- redeemable	Total equity	Non controlling interest - redeemable	Net income
	Common Stock				Additional paid-in capital	Retained earnings
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2014	$220	22,015,211	(35,660)	4,734,363	$108,708	$245,371	$2,956	$321,595	$11,517
Net income	—	—	—	—	—	32,335	1,737	34,072	7,578	41,650
Acquired noncontrolling interest	—	—	—	—	—	—	155	155	—
Noncontrolling interest distributions	—	—	—	—	—	—	(1,637)	(1,637)	(6,687)
Purchase of additional controlling interest	—	—	—	—	(275)	—	—	(275)	—
Stock options exercised	—	9,500	—	—	144	—	—	144	—
Nonvested stock compensation	—	—	—	—	4,225	—	—	4,225	—
Issuance of vested stock	—	176,989	—	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,479)	42,197	—	—	—	(1,479)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	211	—	—	211	—
Issuance of common stock under Employee Stock Purchase Plan	2	22,723	—	—	780	—	—	782	—
Balances at December 31, 2015	$222	22,224,423	$(37,139)	4,776,560	$113,793	$277,706	$3,211	$357,793	$12,408
Net income	—	—	—	—	—	36,583	1,373	37,956	7,986	45,942
Acquired noncontrolling interest	—	—	—	—	—	—	1,783	1,783	—
Sale of noncontrolling interest	—	—	—	—	(931)	—	1,400	469
Noncontrolling interest distributions	—	—	—	—	—	—	(1,341)	(1,341)	(7,827)
Stock options exercised	—	5,500	—	—	109	—	—	109	—
Nonvested stock compensation	—	—	—	—	4,872	—	—	4,872	—
Issuance of vested stock	2	174,969	—	—	(2)	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,996)	52,119	—	—	—	(1,996)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	995	—	—	995	—
Issuance of common stock under Employee Stock Purchase Plan	—	24,149	—	—	912	—	—	912	—
Balances at December 31, 2016	$224	22,429,041	$(39,135)	4,828,679	$119,748	$314,289	$6,426	$401,552	$12,567
Net Income	—	—	—	—	—	50,112	(595)	49,517	10,869	60,386
Acquired noncontrolling interest	—	—	—	—	—	—	53,657	53,657	—
Purchase of additional controlling interest	—	—	—	—	(368)	—	—	(368)	(1,120)
Sale of noncontrolling interest	—	—	—	—	122	—	282	404	412
Noncontrolling interest distributions	—	—	—	—	—	—	(2,047)	(2,047)	(9,335)
Nonvested stock compensation	—	—	—	—	5,964	—	—	5,964
Issuance of vested stock	2	192,463	—	—	(2)	—	—	—
Treasury shares redeemed to pay income tax	—	—	(3,114)	61,825		—	—	(3,114)
Issuance of common stock under Employee Stock Purchase Plan	—	18,542	—	—	1,026	—	—	1,026
Balances at December 31, 2017	$226	22,640,046	$(42,249)	4,890,504	$126,490	$364,401	$57,723	$506,591	$13,393

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$60,386	$45,942	$41,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,422	12,160	11,955
Provision for bad debts	9,484	14,790	19,243
Stock-based compensation expense	5,964	4,872	4,225
Deferred income taxes	(4,475)	7,402	1,518
Loss on disposal of assets	60	1,199	710
Impairment of intangibles and other	1,511	—	1,280
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(36,390)	(28,873)	(27,951)
Prepaid expenses and other assets	(26,973)	1,034	(3,793)
Prepaid income taxes	(7,006)	1,641	441
Accounts payable and accrued expenses	19,666	9,182	10,526
Income tax payable	(3,499)	84	—
Net amounts due to/from governmental entities	176	(1,961)	130
Net cash provided by operating activities	32,326	67,472	59,934
Investing activities
Cash paid for acquisitions, primarily goodwill and intangible assets	(64,598)	(23,156)	(70,572)
Purchases of property, building and equipment	(10,176)	(16,009)	(13,283)
Advanced payments on acquisitions	—	(11,488)	—
Other	—	273	—
Net cash (used in) investing activities	(74,774)	(50,380)	(83,855)
Financing activities
Proceeds from line of credit	96,000	38,000	83,000
Payments on line of credit	(39,000)	(49,000)	(45,000)
Excess tax benefits from vesting of stock awards	—	1,303	914
Proceeds from employee stock purchase plan	1,026	912	782
Payments on debt	(260)	(238)	(233)
Noncontrolling interest distributions	(11,382)	(9,413)	(8,324)
Purchase of additional controlling interest	(1,488)	—	(275)
Sale of noncontrolling interest	251	356	—
Withholding taxes paid on stock-based compensation	(3,114)	(1,996)	(1,479)
Proceeds from exercise of stock options	—	109	144
Net cash (used in) provided by financing activities	42,033	(19,967)	29,529
Change in cash	(415)	(2,875)	5,608
Cash at beginning of period	3,264	6,139	531
Cash at end of period	$2,849	$3,264	$6,139
Supplemental disclosures of cash flow information
Interest paid	$3,853	$3,123	$1,870
Income taxes paid	$25,199	$11,533	$20,361

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care. The Company provides home health services, hospice services, community-based services, and facility-based services, the latter primarily through long-term acute care hospitals ("LTACHs"). As of December 31, 2017, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements, operated 442 service providers in 27 states within the continental United States.
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
The most significant estimates relate to revenue recognition, collectability of accounts receivable and impairment of goodwill and other indefinite-lived intangible assets. A description of the significant accounting policies and a discussion of the significant estimates and judgments associated with such policies are described below.
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
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity for the periods presented for the years ending December 31:

Ownership type	2017	2016	2015
Wholly owned subsidiaries	51.0%	57.2%	55.2%
Equity joint ventures	47.0	41.2	42.9
Other	2.0	1.6	1.9
	100.0%	100.0%	100.0%
All significant inter-company accounts and transactions have been eliminated in consolidation. All business combinations accounted for under the acquisition method have been included in the consolidated financial statements from the respective dates of acquisition.
The Company consolidates equity joint venture entities as the Company has controlling interests, has voting control over these entities, or has ability to exercise significant influence in these entities. The members of the Company's equity joint ventures participate in profits and losses in proportion to their equity interests.
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
Revenue Recognition
The Company reports net service revenue at the estimated net realizable amount due from Medicare, Medicaid, and others for services rendered. The Company assesses the patient's ability to pay for their healthcare services at the time of patient admission based on the Company's verification of the patient's insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare contributes to the net service revenue of the Company's home health services, hospice services, and facility-based services. Medicaid and other payors contribute to the net service revenue of all of the Company's services.
The following table sets forth the percentage of net service revenue earned by category of payor for the years ending December 31:

Payor	2017	2016	2015
Medicare	71.0%	74.5%	74.5%
Medicaid	1.8	1.8	1.5
Managed Care, Commercial, and Other	27.2	23.7	24.0
	100.0%	100.0%	100.0%
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
Final payments from Medicare may reflect base payment adjustments for case-mix and geographic wage differences and 2% sequestration reduction for episodes beginning after March 31, 2013. In addition, final payments may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required. Adjustments outlined above are automatically recognized in net service revenue when changes occur during the period in which the services are provided to the patient. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.
Hospice Services
Hospice services provided by the Company are paid by Medicare under a per diem payment system. The Company receives one of four predetermined daily rates based upon the level of care the Company furnishes. The Company records net service revenue from hospice services based on the daily rate and recognizes revenue as hospice services are provided.
Hospice payments are subject to an inpatient cap and an overall Medicare payment cap. The inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall Medicare payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” calculated by multiplying the number of beneficiaries during the period by a statutory amount that is indexed for inflation. The determination for each cap is made annually based on the 12 -month period ending on October 31 of each year. The Company monitors its limits on a provider-by-provider basis and records an estimate of its liability for reimbursements received in excess of the cap amount. Beginning with cap year ended October 1, 2014, Center for Medicare and Medicaid Services ("CMS") implemented a new process requiring hospice providers to self-report their cap liabilities and remit applicable payment by March 31 of the following year.
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
Medicaid, managed care and other payors
The Company’s Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided. Therefore, revenue is recognized for Medicaid services as services are provided based on this fee schedule. The Company's managed care and other payors reimburse the Company based upon a predetermined fee schedule or on an episodic basis, depending on the terms of the applicable contract. Accordingly, the Company recognizes revenue from managed care and other payors in the same manner as the Company recognizes revenue from Medicare or Medicaid.
Accounts Receivable and Allowances for Uncollectible Accounts
The Company reports accounts receivable net of estimated allowances for uncollectible accounts and adjustments. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, Medicaid, other third-party payors, and patients. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for uncollectible accounts to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk associated with receivables from other payors is limited due to the significance of Medicare as the primary payor. The Company believes the credit risk associated with its Medicare accounts, which have historically exceeded 55.0% of its patient accounts receivable, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
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
Business Combination
The Company accounts for its acquisitions in accordance with ASC 805, "Business Combinations" ("ASC 805") using the acquisition method of accounting. Assets typically acquired consist primarily of Medicare licenses, trade names, certificates of need, and/or non-compete agreements. The assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. The noncontrolling interest associated with joint venture acquisitions is also measured and recorded at fair value as of the acquisition date. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The operations of the acquisitions are included in the consolidated financial statements from their respective dates of acquisition. Acquisition transactions that occurred in 2017 are further described in Note 3 and goodwill and intangible assets are discussed in Note 4.
Goodwill and Intangible Assets
In accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350") goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company performs its annual impairment review of goodwill at November 30, and when a triggering event occurs between annual impairment tests. For 2017, the Company performed a qualitative assessment of goodwill and determined that it is not more likely than not that the fair values of its reporting units are less than the carrying amounts. The Company has not recognized any goodwill impairment charges in 2017, 2016 or 2015 related to the annual impairment testing.
Components of the Company's reporting units are represented by individual subsidiaries or joint ventures with individual licenses to conduct operations within geographic markets as limited by the terms of each license. The Company considers each component as individual businesses, as discrete financial information is available and management regularly reviews the operating results of those businesses. During the year ended December 31, 2017, the Company recognized a disposal of $1.5 million related to goodwill associated with the closure of underperforming locations. The impairment was calculated using a market approach.
Included in intangible assets are definite-lived assets subject to amortization such as non-compete agreements and defensive assets, which are defined as trade names that are not actively used. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from two to ten years. The Company also has indefinite-lived assets that are not subject to amortization expense such as trade names, certificates of need, and Medicare licenses to conduct specific operations within geographic markets. The Company has concluded that trade names, certificates of need, and licenses have indefinite lives, because there are no legal, regulatory, contractual, economic or other factors that would limit the useful lives of these intangible assets and the Company intends to renew and operate the certificates of need and licenses and use the trade names indefinitely. These indefinite-lived intangible assets are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. To determine whether an indefinite-lived intangible asset is impaired, the Company performs a qualitative assessment to support the conclusion that the indefinite-lived intangible asset is not impaired. Based on the results of that qualitative assessment, the Company may perform a quantitative test. The Company utilizes a relief-from-royalty method in its quantitative impairment test of trade names. Under this method, the fair value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for use over its estimated useful life. The Company utilizes the replacement cost approach in its quantitative impairment test for certificates of need and licenses. Under this method, assumptions are made about the cost to replace the certificates of need and licenses. During the twelve months ended December 31, 2017 and 2016, the Company did not record an impairment charge related to indefinite-lived intangible assets. During the twelve months ended December 31, 2015, the Company recorded impairment charges related to indefinite-lived intangible assets of $0.6 million.
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
Property, Building and Equipment
Property, building and equipment are recorded at cost. Property and equipment acquired in connection with business combinations are recorded at estimated fair value in accordance with the acquisition method of accounting in accordance with ASC 805. Expenditures that increase capacities or extend useful lives are capitalized to the appropriate property, building and equipment accounts. Costs and related accumulated depreciation associated with assets that are sold or retired are written off and any gain or losses are recorded in operating income. Routine repairs and maintenance costs are expensed as incurred.
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
In accordance with ASC 360, "Property, Plant, and Equipment", the Company evaluates its long-lived assets for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges recognized during the periods ended December 31, 2017, 2016 and 2015.
The following table describes the Company’s components of property, building and equipment for the years ended December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Land	$2,033	$2,033
Building and improvements	14,166	11,363
Transportation equipment	11,363	11,220
Fixed equipment	780	1,090
Office furniture and medical equipment	61,676	52,771
	90,018	78,477
Less accumulated depreciation	43,565	35,226
	$46,453	$43,251
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $13.4 million, $12.2 million and $12.0 million, respectively, which was recorded in general and administrative expenses. Amortization expense related to definite-lived intangible assets is included in depreciation expense.

Noncontrolling Interest

The Company classifies noncontrolling interests of its joint venture parties based upon a review of the legal provisions governing the redemption of such interests. In each of the Company’s joint ventures, those provisions are embodied within the joint venture’s operating agreement. For joint ventures with operating agreement provisions that establish an obligation for the Company to purchase the third party partners’ noncontrolling interests other than as a result of events that lead to a liquidation of the joint venture, such noncontrolling interests are classified as redeemable noncontrolling interests in temporary equity. For joint ventures with operating agreement provisions that establish an obligation that the Company purchase the third party partners’ noncontrolling interests, but which obligation is triggered by events that lead to a liquidation of the joint venture, such noncontrolling interests are classified as nonredeemable noncontrolling interests in permanent equity. Additionally, for joint ventures with operating agreement provisions that do not establish an obligation for the Company to purchase the third party partners’ noncontrolling interests (e.g., where the Company has the option, but not the obligation, to purchase the third party partners’ noncontrolling interests), such noncontrolling interests are classified as nonredeemable noncontrolling interests in permanent equity.

The Company’s equity joint ventures that are classified as redeemable noncontrolling interests are subject to operating agreement provisions that require the Company to purchase the noncontrolling partner’s interest upon the occurrence of certain triggering events, which are defined as the bankruptcy of the partner or the partner’s exclusion from the Medicare or Medicaid programs. These triggering events and the related repurchase provisions are specific to each redeemable equity joint venture, since the triggering of a repurchase obligation for any one redeemable noncontrolling interest in an equity joint venture does not necessarily impact any of the other redeemable noncontrolling interests in other equity joint ventures. Upon the occurrence of a triggering event requiring the purchase of a redeemable noncontrolling interest, the Company would be required to purchase the noncontrolling partner’s interest based upon a valuation methodology set forth in the applicable joint venture agreement.

Redeemable noncontrolling interests and nonredeemable noncontrolling interests are initially recorded at their fair value as of the closing date of the transaction establishing the joint venture. Such fair values are determined using various accepted valuation methods, including the income approach, the market approach, the cost approach, and a combination of one or more of these approaches. A number of facts and circumstances concerning the operation of the joint venture are evaluated for each transaction, including (but not limited to) the ability to choose management, control over acquiring or liquidating assets, and control over the joint venture’s strategy and direction, in order to determine the fair value of the noncontrolling interest.

Subsequent to the closing date of the transaction establishing the joint venture, recorded values for both redeemable and nonredeemable noncontrolling interests are adjusted at the end of each reporting period for (a) comprehensive income (loss) that is attributed to the noncontrolling interest, which is calculated by multiplying the noncontrolling interest percentage by the comprehensive income (loss) of the joint venture’s operations during the reporting period, (b) dividends paid to the noncontrolling interest partner during the reporting period, and (c) any other transactions that increase or decrease the Company’s ownership interest in the joint venture, as a result of which the Company retains its controlling interest. If the Company determines based upon its analysis as of the end of each reporting period in accordance with authoritative accounting guidance, that it is not probable that an event would occur to otherwise require the redemption of a redeemable noncontrolling interest (i.e., the date for such event is not set or such event is not certain to occur), then the Company does not adjust the recorded amount of such redeemable noncontrolling interest.

The carrying amount of each redeemable equity instrument presented in temporary equity for the twelve months ended December 31, 2017 is not less than the initial amount reported for each instrument. The activity of noncontrolling interest-redeemable for the twelve months ended December 31, 2017 is summarized in the Company’s Statements of Changes in Equity.

Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of December 31, 2017, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
Stock-Based Compensation
The Company accounts for its stock-based awards in accordance with provisions of ASC 718, "Compensation - Stock Compensation" ("ASC 718"). The Company grants restricted stock or restricted stock units to employees and members of its Board of Directors as a form of compensation. In accordance with ASC 718, the expense for such awards is based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period. See Note 7 to these consolidated financial statements.
Earnings Per Share
The following table sets forth shares used in the computation of basic and diluted per share information for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Weighted average number of shares outstanding for basic per share calculation	17,715,992	17,559,477	17,405,379
Effect of dilutive potential shares:
Options	—	863	3,663
Nonvested restricted stock	245,026	122,480	138,489

Adjusted weighted average shares for diluted per share calculation	17,961,018	17,682,820	17,547,531
Antidilutive shares	—	219,855	200,525
Recently Adopted Accounting Pronouncements
In March 2016, as part of its Simplification Initiative, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation ("ASU 2016-09"), which seeks to reduce complexity in accounting standards. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, (6) the practical expedient for estimating the expected term, and (7) intrinsic value. The Company adopted the new standard on its effective date of January 1, 2017 and elected to apply this adoption prospectively.
All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company's consolidated financial statements in the reporting period in which they occur. The Company recorded excess tax benefits of $1.0 million in income tax expense for the twelve months ended December 31, 2017. Additionally, the Company elected to continue to apply an estimated rate of forfeiture to its compensation expense for share-based awards.
 Recently Issued Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09") which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace the majority of existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for reporting periods beginning after December 15, 2017. The standard permits the use of either the full retrospective or cumulative effect transition method. As the Company progresses with evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, the Company has determined that it will not create a material impact to its consolidated financial statements upon implementation on January 1, 2018. Currently, the Company anticipates adopting the new standard using the full retrospective method for all periods presented. Upon adoption, in applying the retrospective method, the Company expects to present the amounts that are currently included in the provision for bad debts as a reduction to net service revenue related to an implicit price concession.
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

3. Acquisitions and Joint Ventures

2017 Acquisitions

On January 1, 2017, the Company formed a joint venture with LifePoint Health, Inc. ("LifePoint"). LifePoint contributed 28 home health agencies, 12 hospice agencies, and one inpatient hospice unit to the joint venture during the twelve months ended December 31, 2017. The Company acquired majority ownership of the membership interests of these agencies. These providers conduct home health operations in Arizona, Colorado, Louisiana, Michigan, North Carolina, Pennsylvania, Tennessee, Texas, and Virginia; and conduct hospice operations in Michigan, North Carolina, Pennsylvania, Tennessee, and Virginia, and conduct inpatient hospice operations in North Carolina.

On June 1, 2017, the Company formed a joint venture with Baptist Memorial Health Care ("Baptist"). Baptist contributed three home health agencies and six hospice agencies, and one inpatient hospice unit to the joint venture during the twelve months ended December 31, 2017. The Company acquired majority ownership of the membership interests of these agencies. These providers conduct home health and hospice operations in Mississippi and Tennessee, and conduct inpatient hospice operations in Tennessee.

On September 1, 2017, the Company formed a joint venture with CHRISTUS Continuing Care (“CHRISTUS”). CHRISTUS contributed seven home health agencies, five hospice agencies, one inpatient hospice unit, one community-based agency, and six LTACH agencies to the joint venture during the twelve months ended December 31, 2017. The Company acquired majority ownership of the membership interests of these agencies. These providers conduct home health and hospice operations in Louisiana and Texas, conduct inpatient hospice operations in Texas, conduct community-based operations in Texas; and conduct LTACH operations in Arkansas, Louisiana, and Texas.

In separate transactions, the Company acquired five home health agencies, two hospice agencies, and one pharmacy during the twelve months ended December 31, 2017.

The total aggregate purchase price for these transactions was $80.2 million, of which $10.4 million was paid in December 2016 and $64.6 million was paid in cash during the twelve months ended December 31, 2017. The difference between the total aggregate purchase price and cash payments relates to acquired liabilities for each business combination. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.
The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition that occurred during the third and fourth quarters of 2017 have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2018.
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

The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired (amounts in thousands):

Consideration
Cash	$75,028
Fair value of total consideration transferred	75,028
Recognized amounts of identifiable assets acquired and liabilities assumed
Patient account receivable	5,679
Trade name	14,238
Certificates of needs/licenses	20,207
Other identifiable intangible assets	6
Other assets and (liabilities), net	2,143
Total identifiable assets	42,273
Noncontrolling interest	53,657
Goodwill, including noncontrolling interest of $34,409	$86,412

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

The Company conducted preliminary assessments and recognized provisional amounts in its initial accounting for the acquisitions of majority ownership of two joint venture partnerships for all identified assets in accordance with the requirements of ASC 805. The Company is continuing its review of these matters during the measurement period. If new information about facts and circumstances that existed at the acquisition date is obtained and indicates adjustments are necessary, the acquisition accounting will be revised to adjust to the provisional amounts initially recognized.
The following table contains unaudited pro forma consolidated income statement information assuming the 2017 acquisitions closed January 1, 2016 (amount in thousands, except earnings per share):

	2017	2016
Net service revenue	1,126,909	1,043,166

Operating income	78,317	73,779
Net income	52,300	38,520
Basic earnings per share	2.95	2.19
Diluted earnings per share	2.91	2.18

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

2016 Acquisitions
The total aggregate purchase price for the Company’s acquisitions, which closed in the twelve months ended December 31, 2016, was $24.1 million, of which $23.1 million was paid in cash. The purchase prices are determined based on an analysis of comparable acquisitions and the target market’s potential future cash flows. The Company expects its portion of goodwill to be fully tax deductible.

4. Goodwill and Other Intangibles, Net

The following table summarizes changes in goodwill by reporting unit during the twelve months ended December 31, 2017 and 2016 (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Community- based reporting unit	Facility-based reporting unit	Total
Balance as of December 31, 2015	$202,995	$58,136	$17,972	$11,591	$290,694
Goodwill from acquisitions	6,760	7,460	848	1,493	16,561
Goodwill related to noncontrolling interests	580	355	—	340	1,275
Goodwill related to prior period net working capital adjustments	504	(1,717)	—	—	(1,213)
Balance as of December 31, 2016	$210,839	$64,234	$18,820	$13,424	$307,317
Goodwill from acquisitions	30,623	15,000	6,220	160	52,003
Goodwill related to noncontrolling interests	21,469	9,580	3,501	(141)	34,409
Goodwill related to impairment on disposals	(1,470)	—	—	—	(1,470)
Goodwill related to prior year adjustments	(5)	—	—	347	342
Balance as of December 31, 2017	$261,456	$88,814	$28,541	$13,790	$392,601

The Company determined that there was no impairment for the goodwill of any reporting units as of December 31, 2017, 2016 and 2015 based on the Company's annual impairment testing; however, the Company did record $1.5 million of disposal of goodwill during the year ended December 31, 2017 due to the closure of underperforming locations. The amount of disposal of goodwill was determined using prices of comparable business in the market. This was recorded in impairment of intangibles and other on the Company's consolidated statements of income.

The Company performed an impairment analysis on its indefinite-lived intangible assets related to the Company's trade names, licenses and certificates of need and determined that it is not more likely than not that the fair values of the indefinite-lived intangible assets are less than its carrying amount as of November 30, 2017.

The following tables summarize the changes in intangible assets during the twelve months ended December 31, 2017 and 2016 (amounts in thousands):

	December 31, 2017
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$78,299	$—	$78,299

Certificates of need/licenses	Indefinite	53,493	—	53,493
Total		131,792	—	131,792
Amortizing assets:
Trade names	4 months – 10 years	10,127	(7,547)	2,580
Non-compete agreements	2 months – 2 years	5,732	(5,494)	238
Total		15,859	(13,041)	2,818
Balance at December 31, 2017		$147,651	$(13,041)	$134,610

	December 31, 2016
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$64,672	$—	$64,672
Certificates of need/licenses	Indefinite	33,327	—	33,327
Total		$97,999	$—	$97,999
Amortizing assets:
Trade names	8 months – 9 years	$9,294	$(5,991)	$3,303
Non-compete agreements	2 months – 3 years	5,681	(4,977)	704
Total		14,975	(10,968)	4,007
Balance at December 31, 2016		$112,974	$(10,968)	$102,006

Intangible assets of $88.1 million, net of accumulated amortization, related to the home health services segment, $32.0 million related to the hospice segment, $9.5 million related to the community-based services segment and $5.0 million related to the facility-based services segment as of December 31, 2017. Amortization for the years ended December 31, 2017, 2016 and 2015 was $2.1 million, $2.5 million and $1.9 million, respectively, which was recorded in general and administrative expenses.
The estimated intangible asset amortization expense for each of the five years subsequent to December 31, 2017 is as follows (amounts in thousands):

Year	Amortization amount
2018	$1,467
2019	448
2020	236
2021	105
2022	100
Total	$2,356

5. Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows (amounts in thousands):

	2017	2016
Deferred tax assets:
Allowance for uncollectible accounts	$5,224	$9,735
Accrued employee benefits	4,147	5,532

Stock compensation	663	1,004
Accrued self-insurance	2,157	2,762
Acquisition costs	2,064	1,781
Net operating loss carry forward	1,299	1,880
Intangible asset impairment	21	38
Uncertain tax position—state tax portion	—	63
Uncertain tax position - interest expense	—	90
Other	91	155
Capital loss carryforward	12	154
Valuation allowance	(44)	(44)
Deferred tax assets	$15,634	$23,150
Deferred tax liabilities:
Amortization of intangible assets	(35,955)	(45,622)
Tax depreciation in excess of book depreciation	(5,988)	(8,397)
Prepaid expenses	(623)	(817)
Non-accrual experience accounting method	(534)	(255)
Deferred tax liabilities	(43,100)	(55,091)
Net deferred tax liability	$(27,466)	$(31,941)
Based on the Company’s historical pattern of taxable income, the Company believes it will produce sufficient income in the future to realize its deferred income tax assets. Management provides a valuation allowance for any net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.
The components of the Company’s income tax expense from continuing operations, less noncontrolling interest, were as follows (amounts in thousands):

	2017	2016	2015
Current:
Federal	$12,798	$12,563	$18,094
State	2,621	2,371	3,232
	15,419	14,934	21,326
Deferred:
Federal	(6,273)	6,223	1,389
State	1,798	1,019	133
	(4,475)	7,242	1,522
Total income tax expense	$10,944	$22,176	$22,848

A reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate for income taxes for each period is as follows:

	2017	2016	2015
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.4	3.8	3.9
Nondeductible expenses	3.2	2.6	2.5
Uncertain tax position	—	(3.3)	—
TCJA Enactment	(22.9)	—	—
Excess Tax Benefit	(1.6)	—	—
Credits and other	(0.1)	(0.4)	—
Effective tax rate	18.0%	37.7%	41.4%

The Company is subject to both federal tax and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2013.

On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of “Tax Cuts and Jobs Act” or the “TCJA”. The TCJA is complex and significantly changes the U.S. corporate income tax system by, among other things, reducing the Federal corporate income tax rate from 35% to 21%. Given the significant changes resulting from the TCJA, the estimated financial impacts for fourth-quarter and full-year 2017 are provisional and subject to further analysis, interpretation and clarification of the TCJA, which could result in changes to these estimates during 2018.

The reduction in the corporate tax rate under the TCJA will require a one-time revaluation of certain deferred tax-related assets and liabilities to reflect their value at the lower corporate tax rate of 21%. As such, the Company experienced a reduction in the value of these assets and liabilities of approximately $14.0 million. This reduction in value is based on balances as of December 31, 2017. Solely based on this reduction in deferred tax assets and liabilities, the Company experienced a decrease in the provision for income taxes of approximately $14.0 million for the fourth quarter of 2017, which reduced the effective tax rate by 22.9%.

No material uncertain tax positions exist as of December 31, 2017. As of December 31, 2016, $1.3 million was recorded in income tax payable as an unrecognized tax benefit which, if recognized, would decrease the Company’s effective tax rate. All of the Company's unrecognized tax benefit is due to the settlement with the United States of America, which was announced September 30, 2011. On July 31, 2014, the Internal Revenue Service ("IRS") issued a notice of proposed adjustment asserting that a portion of the original tax deduction claimed by the Company associated with the settlement of the United States of America should be disallowed. In December 2016, the Company signed a final settlement offer from the IRS that reduced the unrecognized tax benefit from $3.4 million to $1.3 million. The Company received approval from Joint Committee Review in February 2017 to finalize the settlement. The settlement was paid in the second quarter of 2017. No other material uncertain tax positions exist as of December 31, 2017. A reconciliation of the total amounts of unrecognized tax benefits follows (amounts in thousands):

Total unrecognized tax benefits as of December 31, 2016	$1,315
Increases (decreases) in unrecognized tax benefits as a result of:
Tax positions taken during the current period	(1,315)
Total unrecognized tax benefits as of December 31, 2017	$—
The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. During the year ended December 31, 2017, the Company recognized an increase of $0.02 million in interest expense due to the final settlement paid related to the overall uncertain tax position. During the years ended December 31, 2016 and 2015, the Company recognized $0.2 million each year in interest expense, and recorded an accrued liability of interest payments related to uncertain tax positions.

6. Debt
Credit Facility
On June 18, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with Capital One, National Association, which provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The expiration date of the Credit Agreement is June 18, 2019. Revolving loans under the Credit Agreement bear interest at either a (1) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate in effect on such day plus 0.5% (b) the Prime Rate in effect on such day and (c) the Eurodollar Rate for a one month interest period on such day plus 1.0%, plus a margin ranging from 0.75% to 1.5% per annum or (2) Eurodollar rate plus a margin ranging from 1.75% to 2.5% per annum. Swing line loans bear interest at the Base Rate. Borrowings under a Base Rate or Eurodollar Rate may be outstanding at any time; however, there shall not be more than 15 Eurodollar borrowings outstanding at any given time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate at December 31, 2017 was 5.50% and the Eurodollar rate was 3.57%. As of December 31, 2017, the interest rate on outstanding borrowings was 3.43%.
As of December 31, 2017 the Company had $144.0 million drawn and letters of credit in the amount of $9.6 million outstanding under the credit facility. At December 31, 2016, the Company had $87.0 million drawn and letters of credit in the amount of $11.0 million outstanding under the credit facility.
The scheduled principal payments on long-term debt for each of the five years subsequent to December 31, 2017 is as follows (amounts in thousands):

Year	Principal payment amount
2018	$286
2019	144,000
2020	—
2021	—
2022	—
Total	$144,286
7. Stockholders’ Equity

Equity Based Awards
At the Company’s 2010 Annual Meeting of Stockholders, the stockholders of the Company approved the Company’s 2010 Long Term Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). A total of 1,500,000 shares of the Company’s common stock are reserved and 391,737 shares are available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee. The Compensation Committee will determine the exercise price for non-statutory stock options, which cannot be less than the fair market value of the Company's common stock as of the date of grant.
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
During 2017, 2016 and 2015, respectively, 139,310, 220,800 and 182,865 nonvested shares were granted to employees pursuant to the 2010 Incentive Plan.

The Company also issues nonvested stock to its independent directors of the Company’s Board of Directors. During 2017, 2016 and 2015, respectively, 11,700, 15,300 and 16,200 nonvested shares of stock were granted to the independent directors under the 2005 Director Compensation Plan. The shares issued under the 2005 Director Compensation Plan were drawn from the 1,500,000 shares reserved for issuance under the 2010 Incentive Plan. The shares fully vest one year from the date of the grant, except for grants provided to new directors, which vest one-third on each of the first three anniversaries of the grant date.
The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of nonvested shares granted during the years ended December 31, 2017, 2016 and 2015 were $48.52, $37.99 and $34.06, respectively.
The following table represents the nonvested stock activity for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at January 1, 2017	574,711	$31.61
Granted	151,010	48.52
Vested	(192,463)	28.95
Forfeited	(3,793)	39.30
Nonvested shares outstanding at December 31, 2017	529,465	$37.34
As of December 31, 2017, there was $13.4 million of total unrecognized compensation cost related to non-vested shares granted. That cost is expected to be recognized over the weighted average period of 2.99 years. The total fair value of shares vested in the year ended December 31, 2017 was $5.6 million and the total fair value of shares vested in the years December 31, 2016 and 2015 was $4.5 million and $4.1 million, respectively. The Company records compensation expense related to non-vested share awards at the grant date for shares that are awarded fully vested and over the vesting term on a straight line basis for shares that vest over time. The Company has recorded $6.0 million, $4.9 million and $4.2 million in compensation expense related to non-vested stock grants in the years ended December 31, 2017, 2016 and 2015, respectively.
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
On June 20, 2013, the Amended and Restated Employee Stock Purchase Plan was approved by the Company’s stockholders. As a result of the amendment, the Employee Stock Purchase Plan was modified as follows:

•	An additional 250,000 shares of common stock were authorized for issuance over the term of the Employee Stock Purchase Plan.

•	The term of the Employee Stock Purchase Plan was extended from January 1, 2016 to January 1, 2023.

The following table represents the shares issued during 2017, 2016 and 2015 under the Employee Stock Purchase Plan:

	Number of Shares	Weighted Average Per Share Price
Shares available as of December 31, 2014	236,483
Shares issued in 2015	22,723	$34.37
Shares issued in 2016	24,149	$37.79
Shares issued in 2017	18,542	$55.40
Shares available as of December 31, 2017	171,069
Treasury Stock
In conjunction with the vesting of the non-vested shares of stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. The Company redeemed 61,825, 52,119 and 42,197 shares of common stock related to these tax obligations during the years ended December 31, 2017, 2016 and 2015, respectively.
8. Leases

The Company leases office space and equipment at its various locations. Many of the leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will be renewed or, upon making a decision to relocate, replaced by leases for new locations. Operating lease terms range from three to ten years. Rent expense includes insurance, maintenance, and other costs as required by the lease. Total rental expense was $25.1 million, $20.8 million and $20.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company began participating in a fleet program during 2014. The program allows employees that drive over 12,000 miles on an annual basis to qualify for a vehicle; all participation is voluntary. The individual operating leases are for a minimum of 12 months. Fleet expense was $1.2 million, $5.3 million and $7.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The fleet program was terminated during the year ended December 31, 2017.

Future minimum rental commitments under non-cancelable operating leases are as follows (amounts in thousands):

Year	Total
2018	$23,119
2019	16,408
2020	12,120
2021	8,881
2022	5,514
Thereafter	7,172
$73,214
9. Employee Benefit Plan

Defined Contribution Plan
The Company sponsors a 401(k) plan for all eligible employees. The plan allows participants to contribute up to $18,000 in 2017, tax deferred (subject to IRS guidelines). The plan also allows discretionary Company contributions as determined by the Company’s Board of Directors. Effective January 1, 2006, the Company implemented a discretionary match of up to two percent of participating employee contributions. The employer contribution will vest 20% after two years and 20% each additional year until it is fully vested in year six. Contribution expense to the Company was $7.9 million, $6.3 million and $5.4 million in the years ended December 31, 2017, 2016 and 2015, respectively.

10. Commitments and Contingencies
Contingencies
The Company provides services in a highly regulated industry and is a party to various proceedings and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including audits by Zone Program Integrity Contractors ("ZPICs") and Recovery Audit Contractors ("RACs") and investigations resulting from the Company's obligation to self-report suspected violations of law). Management cannot predict the ultimate outcome of any regulatory and other governmental and internal audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses in the future. These audits and investigations have caused and could potentially continue to cause delays in collections, recoupments from governmental payors. Currently, the Company has recorded $16.9 million in other assets, which are from government payors related to the disputed finding of pending ZPIC audits. Additionally, these audits may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.
On January 18, 2018, Jordan Rosenblatt, a purported shareholder of Almost Family, Inc. (“Almost Family”) filed a complaint for Violations of the Securities Exchange Act of 1934 in the United States District Court for the Western District of Kentucky, styled Rosenblatt v. Almost Family, Inc., et al., Case No. 3:18-cv-40-TBR (the “Rosenblatt Action”). The Rosenblatt Action was filed against the Company, Almost Family, Almost Family’s board of directors, and Hammer Merger Sub. The complaint in the Rosenblatt Action (“Complaint”) asserts that the Form S-4 Registration Statement (“Registration Statement”) filed on December 21, 2017 contains false and misleading statements with respect to the Merger. The Complaint asserts claims against Almost Family and its board of directors for violations of Section 14(a) of the 1934 Act in connection with the dissemination of the Registration Statement, and asserts claims against the Almost Family board of directors and the Company for violations of Section 20(a) of the 1934 Act as controlling persons of Almost Family. The Rosenblatt Action seeks, among other things, an injunction enjoining the Merger from closing and an award of attorneys’ fees and costs.
In addition to the Rosenblatt Action, two additional complaints were filed against Almost Family in the United States District Court for the District of Delaware alleging similar violations as the Rosenblatt Action. While the Company is not named as a party in either of these additional complaints, these additional complaints also seek, among other things, an injunction enjoining both the vote of the Almost Family stockholders with respect to the Merger and the closing of the Merger, monetary damages and an award of attorneys’ fees and costs from Almost Family.
The Company believes that the claims asserted in these lawsuits are entirely without merit and intend to defend these lawsuits vigorously.
The Company is involved in various legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, management believes the outcome of pending litigation will not have a material adverse effect, after considering the effect of the Company’s insurance coverage, on the Company’s consolidated financial information.
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
The following tables summarize the Company’s segment information for the twelve months ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	Year Ended December 31, 2017
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$783,507	$159,197	$46,909	$82,473	$1,072,086
Cost of service revenue	482,179	103,969	35,244	54,418	675,810
Provision for bad debts	5,924	1,910	750	900	9,484
General and administrative expenses	229,264	45,516	9,946	25,813	310,539
Impairment of intangibles and other	1,511	—	—	—	1,511
Loss (gain) on disposal of assets	101	22	—	(63)	60
Operating income	64,528	7,780	969	1,405	74,682
Interest expense	(2,906)	(582)	(194)	(194)	(3,876)
Non-operating income	360	71	3	90	524
Income before income taxes and noncontrolling interests	61,982	7,269	778	1,301	71,330
Income tax expense	9,509	1,057	156	222	10,944
Net income	52,473	6,212	622	1,079	60,386
Less net income (loss) attributable to noncontrolling interests	9,102	1,248	(111)	35	10,274
Net income attributable to LHC Group, Inc.’s common stockholders	$43,371	$4,964	$733	$1,044	$50,112
Total assets	$534,385	$155,230	$48,216	$55,871	$793,702

	Year Ended December 31, 2016
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$665,896	$134,948	$43,891	$70,088	$914,823
Cost of service revenue	398,450	83,359	32,603	43,238	557,650
Provision for bad debts	9,609	3,401	797	983	14,790
General and administrative expenses	203,418	37,207	8,785	21,212	270,622
Impairment of intangibles and other	—	—	—	—	—
Loss on disposal of assets	857	338	49	(45)	1,199
Operating income	53,562	10,643	1,657	4,700	70,562

Interest expense	(2,216)	(317)	(144)	(259)	(2,936)
Non-operating income	422	25	14	31	492
Income before income taxes and noncontrolling interests	51,768	10,351	1,527	4,472	68,118
Income tax expense	16,505	3,485	651	1,535	22,176
Net income	35,263	6,866	876	2,937	45,942
Less net income (loss) attributable to noncontrolling interests	6,876	1,867	(58)	674	9,359
Net income attributable to LHC Group, Inc.’s common stockholders	$28,387	$4,999	$934	$2,263	$36,583
Total assets	$427,782	$116,090	$33,520	$36,679	$614,071

	Year Ended December 31, 2015
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$613,188	$85,854	$41,202	$76,122	$816,366
Cost of service revenue	354,750	50,906	29,076	46,146	480,878
Provision for bad debts	15,736	1,002	1,816	689	19,243
General and administrative expenses	190,591	26,437	8,465	22,426	247,919
Impairment of intangibles and other	1,245	—	28	—	1,273
Loss on disposal of assets	544	80	41	45	710
Operating income	50,322	7,429	1,776	6,816	66,343
Interest expense	(1,819)	(253)	(23)	(207)	(2,302)
Non-operating income	397	38	3	19	457
Income before income taxes and noncontrolling interests	48,900	7,214	1,756	6,628	64,498
Income tax expense	17,173	2,541	787	2,347	22,848
Net income	31,727	4,673	969	4,281	41,650
Less net income attributable to noncontrolling interests	7,424	1,077	(144)	958	9,315
Net income attributable to LHC Group, Inc.’s common stockholders	$24,303	$3,596	$1,113	$3,323	$32,335
Total assets	$394,392	$101,641	$31,235	$38,786	$566,054

12. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values. The estimated fair value of intangible assets was calculated using level 3 inputs based on the present value of anticipated future benefits. For the year ended December 31, 2017, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximates current rates.
13. Allowance for Uncollectible Accounts
The following table summarizes the activity and ending balances in the allowance for uncollectible accounts for the twelve months ended December 31, 2017, 2016 and 2015 (amounts in thousands):

Year	Beginning of Year Balance	Additions	Deductions	End of Year Balance
2017	$29,036	$9,484	$14,964	$23,556
2016	26,712	14,790	12,466	29,036
2015	18,582	19,243	11,113	26,712
14. Concentration of Risk

The Company’s facilities in Louisiana, Mississippi, Alabama, Arkansas, and Tennessee accounted for approximately 55.0%, 58.4% and 61.1% of net service revenue during the years ended December 31, 2017, 2016 and 2015, respectively. Any material change in the current economic or competitive conditions in these states could have a disproportionate effect on the Company’s overall business results.
15. Unaudited Summarized Quarterly Financial Information
The following table represents the Company’s unaudited quarterly results of operations (amounts in thousands, except share data):

	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017
Net service revenue	$246,618	$260,210	$272,872	$292,386
Gross margin	92,248	99,052	100,016	104,960
Net income attributable to LHC Group, Inc.’s common stockholders	9,467	11,304	10,906	18,435
Net income attributable to LHC Group' Inc.'s common stockholders
Basic earnings per share:	$0.54	$0.64	$0.61	$1.04
Diluted earnings per share:	$0.53	$0.63	$0.61	$1.02
Weighted average shares outstanding:
Basic	17,643,463	17,728,567	17,740,818	17,749,872
Diluted	17,817,880	17,964,387	18,010,522	18,043,297

	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016
Net service revenue	$222,552	$226,031	$230,797	$235,443
Gross margin	86,951	88,903	89,965	91,354
Net income attributable to LHC Group, Inc.’s common stockholders	7,686	9,464	9,616	9,817
Net income attributable to LHC Group' Inc.'s common stockholders
Basic earnings per share:	$0.44	$0.54	$0.55	$0.56
Diluted earnings per share:	$0.44	$0.54	$0.54	$0.55
Weighted average shares outstanding:
Basic	17,485,766	17,566,097	17,588,163	17,597,190
Diluted	17,633,549	17,685,147	17,719,473	17,764,066
Because of the method used to calculate per share amounts, quarterly per share amounts may not necessarily total to the per share amounts for the entire year.

16. Proposed Merger with Almost Family
On November 15, 2017, the Company announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) entered into among the Company, Almost Family, Inc. (“Almost Family”), and Hammer Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of the Company, providing for a “merger of equals” business combination of the Company and Almost Family. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into Almost Family (the “Merger”), with Almost Family continuing as the surviving corporation and as a wholly-owned subsidiary of the Company.
Under the terms of the Merger Agreement, which was unanimously approved by both our board of directors and the Almost Family board of directors, the stockholders of Almost Family will be entitled to receive 0.9150 shares of our common stock for each share of Almost Family common stock, plus the cash equivalent of any fractional share. Upon the closing of the Merger, the Company stockholders will own approximately 58.5% and the Almost Family stockholders will own approximately 41.5% of the combined company.
On February 22, 2018, the Company and Almost Family issued a joint press release announcing that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, with respect to the Merger, has expired, satisfying one of the important conditions to the proposed Merger.
The Merger Agreement contains certain termination rights for both the Company and Almost Family, including if the Merger is not consummated on or before July 1, 2018 (subject to extension to October 1, 2018 in certain circumstances) and if the required approval of the stockholders of either the Company or Almost Family is not obtained. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including the termination of the Merger Agreement by the Company or Almost Family as a result of an adverse change in the recommendation of the other party’s board of directors, the Company may be required to pay to Almost Family, or Almost Family may be required to pay to the Company, as applicable, a termination fee of $30 million. Further, if the Merger Agreement is terminated as a result of the stockholders of either the Company or Almost Family failing to approve the transaction, the Company may be required to reimburse to Almost Family, or Almost Family may be required to reimburse to the Company, the other party’s expenses in connection with the proposed transaction, up to a maximum of $5 million.
The transaction, which is expected to be completed on April 1, 2018, is subject to the receipt of stockholder approvals and other customary closing conditions. For additional information concerning the proposed transaction is included in the final proxy statement/prospectus, which was filed with the SEC on February 13, 2018 and can be accessed on the SEC’s website.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

March 1, 2018	/s/ KEITH G. MYERS
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

Signature	Title	Date

/s/ KEITH G. MYERS Keith G. Myers	Chief Executive Officer and Chairman of the Board of Directors	March 1, 2018

/s/ JOSHUA L. PROFFITT Joshua L. Proffitt	Executive Vice President, Chief Financial Officer, Principal Accounting Officer	March 1, 2018

/s/ MONICA F. AZARE Monica F. Azare	Director	March 1, 2018

/s/ JOHN B. BREAUX John B. Breaux	Director	March 1, 2018

/s/ JOHN L. INDEST John L. Indest	Director	March 1, 2018

/s/ RONALD T. NIXON Ronald T. Nixon	Director	March 1, 2018

/s/ W.J. “BILLY” TAUZIN W.J. “Billy” Tauzin	Director	March 1, 2018

/s/ KENNETH E. THORPE Kenneth E. Thorpe	Director	March 1, 2018

/s/ BRENT TURNER Brent Turner	Director	March 1, 2018

/s/ DAN S. WILFORD Dan S. Wilford	Director	March 1, 2018

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1
Agreement and Plan of Merger, dated as of November 15, 2017, by and among LHC Group, Inc., Hammer Merger Sub, Inc., and Almost Family, Inc. (incorporated by reference to Exhibit 2.1 to LHC Group's Form 8-K filed on November 16, 2017).

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

10.8+	Amended and Restated Employment Agreement between Keith G. Myers and LHC Group, Inc. dated April 1, 2014 (previously filed as Exhibit 10.1 to the Form 8-K filed April 4, 2014).

10.9+	Amended and Restated Employment Agreement between Donald D. Stelly and LHC Group, Inc. dated June 1, 2016 (previously filed as Exhibit 10.1 to the Form 8-K filed June 3, 2016).

10.10+	Amended and Restated Employment Agreement between Joshua L. Proffitt and LHC Group, Inc. dated September 12, 2016 (previously filed as Exhibit 10.2 to the Form 10-Q filed November 3, 2016).
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
*
This exhibit is furnished to the SEC as an accompanying document and is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.