Form 10-Q
period 2018-03-31
LHC Group, Inc
filed 2018-05-03
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of April 30, 2018: 32,833,591 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$9,345	$2,849
Receivables:
Patient accounts receivable	168,079	161,898
Other receivables	4,377	3,163
Amounts due from governmental entities	830	830
Total receivables	173,286	165,891
Prepaid income taxes	4,548	7,006
Prepaid expenses	12,868	13,042
Other current assets	8,302	12,177
Total current assets	208,349	200,965
Property, building and equipment, net of accumulated depreciation of $46,195 and $43,565, respectively	46,249	46,453
Goodwill	396,642	392,601
Intangible assets, net of accumulated amortization of $13,482 and $13,041, respectively	134,842	134,610
Other assets	19,241	19,073
Total assets	$805,323	$793,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$51,803	$39,750
Salaries, wages, and benefits payable	56,497	44,747
Self-insurance reserve	13,598	12,450
Current portion of long-term debt	222	286
Amounts due to governmental entities	4,008	5,019
Total current liabilities	126,128	102,252
Deferred income taxes	25,540	27,466
Revolving credit facility	125,000	144,000
Total liabilities	276,668	273,718
Noncontrolling interest — redeemable	13,888	13,393
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 40,000,000 shares authorized; 22,811,147 and 22,640,046 shares issued in 2018 and 2017, respectively	228	226
Treasury stock — 4,947,276 and 4,890,504 shares at cost, respectively	(45,716)	(42,249)
Additional paid-in capital	126,348	126,490
Retained earnings	369,396	364,401
Total LHC Group, Inc. stockholders’ equity	450,256	448,868
Noncontrolling interest — non-redeemable	64,511	57,723
Total equity	514,767	506,591
Total liabilities and equity	$805,323	$793,702
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net service revenue	$291,054	$244,249
Cost of service revenue	188,618	154,370
Gross margin	102,436	89,879
General and administrative expenses	92,031	72,011
Operating income	10,405	17,868
Interest expense	(1,450)	(780)
Income before income taxes and noncontrolling interest	8,955	17,088
Income tax expense	977	5,173
Net income	7,978	11,915
Less net income attributable to noncontrolling interests	2,983	2,448
Net income attributable to LHC Group, Inc.’s common stockholders	$4,995	$9,467
Earnings per share attributable to LHC Group, Inc.'s common stockholders:
Basic	$0.28	$0.54
Diluted	$0.28	$0.53
Weighted average shares outstanding:
Basic	17,789,863	17,643,463
Diluted	18,039,345	17,817,880

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2017	$226	22,640,046	$(42,249)	4,890,504	$126,490	$364,401	$57,723	$506,591
Net income (1)	—	—	—	—	—	4,995	597	5,592
Acquired noncontrolling interest	—	—	—	—	—	—	1,235	1,235
Noncontrolling interest distributions	—	—	—	—	—	—	(615)	(615)
Sale of noncontrolling interest	—	—	—	—	(2,029)	—	5,583	3,554
Purchase of additional controlling interest	—	—	—	—	(44)	—	(12)	(56)
Nonvested stock compensation	—	—	—	—	1,601	—	—	1,601
Issuance of vested stock	2	165,567	—	—	(2)	—	—	—
Treasury shares redeemed to pay income tax	—	—	(3,467)	56,772	—	—	—	(3,467)
Issuance of common stock under Employee Stock Purchase Plan	—	5,534	—	—	332	—	—	332
Balance as of March 31, 2018	$228	22,811,147	$(45,716)	4,947,276	$126,348	$369,396	$64,511	$514,767

(1)
Net income excludes net income attributable to noncontrolling interest-redeemable of $2.4 million during the three months ending March 31, 2018. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$7,978	$11,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,293	3,190
Stock-based compensation expense	1,601	1,581
Deferred income taxes	(1,926)	475
(Loss) gain on disposal of assets	(187)	152
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(7,111)	2,028
Prepaid expenses and other assets	3,881	(2,413)
Prepaid income taxes	2,458	—
Accounts payable and accrued expenses	24,859	18,524
Income taxes payable	—	164
Net amounts due to/from governmental entities	(1,011)	(985)
Net cash provided by operating activities	33,835	34,631
Investing activities:
Purchases of property, building and equipment	(2,551)	(2,523)
Cash paid for acquisitions, primarily goodwill and intangible assets	(2,770)	(449)
Advanced payments on acquisitions	—	(4,487)
Net cash used in investing activities	(5,321)	(7,459)
Financing activities:
Proceeds from line of credit	13,000	5,000
Payments on line of credit	(32,000)	(14,000)
Proceeds from employee stock purchase plan	332	256
Payments on debt	(64)	(65)
Noncontrolling interest distributions	(3,086)	(2,391)
Withholding taxes paid on stock-based compensation	(3,467)	(2,569)
Purchase of additional controlling interest	(55)	—
Sale of noncontrolling interest	3,322	114
Net cash (used in) financing activities	(22,018)	(13,655)
Change in cash	6,496	13,517
Cash at beginning of period	2,849	3,264
Cash at end of period	$9,345	$16,781
Supplemental disclosures of cash flow information:
Interest paid	$1,397	$721
Income taxes paid	$792	$4,580
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care. The Company provides home health services, hospice services, community-based services, and facility-based services, the latter primarily through long-term acute care hospitals (“LTACHs”). As of March 31, 2018, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements, operated 446 service providers in 27 states within the continental United States.
Unaudited Interim Financial Information
The condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, and the related condensed consolidated statements of income for the three months ended March 31, 2018 and 2017, condensed consolidated statement of changes in equity for the three months ended March 31, 2018, condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, and related notes (collectively, these financial statements are referred to as the "interim financial statements" and together with the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The report was filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2018, and includes information and disclosures not included herein.
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
Critical Accounting Policies
The Company’s most critical accounting policies relate to the principles of consolidation and revenue recognition.
Principles of Consolidation
The interim financial information includes all subsidiaries and entities controlled by the Company through direct ownership of majority interest or controlling member ownership of such entities. Third party equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the Company’s interim financial information. See Note 9 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended March 31,
Ownership type	2018	2017
Wholly-owned subsidiaries	48.7%	54.2%
Equity joint ventures	48.7	44.1
Other	2.6	1.7
	100.0%	100.0%
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
Revenue Recognition
Basis of Presentation
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09") on January 1, 2018 on a full retrospective basis, which required the Company to present the prior comparable period as adjusted. The adoption of the standard did not have a material impact on the Company's interim financial statements. The Company did not adjust the opening balance of retained earnings to account for the implementation of the requirements of this standard as there are no timing differences related to the recognition of implicit price concessions as part of net service revenue. All amounts previously classified as provision for bad debts are now classified as implicit price concessions in determining the transaction price of the Company's net service revenue. For the three months ended March 31, 2018, the Company recorded $4.9 million of implicit price concessions as a direct reduction of net service revenue that would have been recorded as provision for bad debts prior to the adoption of ASU 2014-09. Additionally, as of March 31, 2018, the Company recorded $26.0 million as a direct reduction of accounts receivable that would have been reflected as allowance for doubtful accounts prior to the adoption of ASU 2014-09.
Adoption of the standard impacted the Company's previously reported results as follows (amounts in thousands):

	As previously reported	Adjustment for ASU 2014-09	As adjusted
	As of December 31, 2017
Condensed Consolidated Balance Sheets
Patient accounts receivable	$161,898	$—	$161,898
Allowance for uncollectible accounts	23,556	(23,556)	—
	Three Months Ended March 31, 2017
Condensed Consolidated Statements of Income:
Net service revenue	246,618	(2,369)	244,249
Provision for bad debts	2,369	(2,369)	—
Net income attributable to LHC Group, Inc.'s common stockholders	9,467	—	9,467
Condensed Consolidated Statements of Cash Flows:
Provision for bad debts	2,369	(2,369)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(341)	2,369	2,028
Net service revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing services. These amounts are due from Medicare, Medicaid, Managed Care, Commercial, and others for services rendered, and they include implicit price concessions for retroactive revenue adjustments due to actual receipts from third-party payors, settlement of audits, and reviews. The estimated uncollectible amounts due from these payors are considered implicit price concessions that are a direct reduction to net service revenue. The Company assesses the patient's ability to pay for their healthcare services at the time of patient admission based on the Company's verification of the patient's insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare contributes to the net service revenue of the Company’s home health services, hospice services, and facility-based services. Medicaid and other payors contribute to the net service revenue of all of the Company's services.
Performance obligations are determined based on the nature of the services provided by the Company. The Company's performance obligation is to provide services to each patient based on medical necessity and identifies the bundle of services to be provided to achieve the goals established in the contract. Revenue for performance obligations is satisfied over time and recognized based on actual charges incurred in relation to total expected charges over the measurement period of the performance obligation, which depicts the transfer of services and related benefits received by the patient over the term of the contract to satisfy the obligations. The Company measures the satisfaction of the performance obligation as services are provided from admission to discharge or recertification, which creates a new performance obligation.
The Company's performance obligations relate to contracts with a duration of less than one year; therefore, the Company has elected to apply the optional exemption provided by ASC 606 - Revenue Recognition, and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The unsatisfied or partially unsatisfied performance obligations are generally completed when the patients are discharged.
The Company determines the transaction price based on gross charges for services provided, reduced by contractual adjustments provided to third-party payors, and implicit price concessions. The Company determines estimates of contractual adjustments and implicit price concessions based on historical collection experience. Estimates of contractual allowance and implicit price concessions are periodically reviewed to ensure they encompass the Company's current contract terms, are reflective of the Company's current patient mix, and are indicative of the Company's historic collections to ensure net service revenue is recognized at its net realizable value.
The following table sets forth the percentage of net service revenue earned by category of payor for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Payor:	2018	2017
Home health:
Medicare	71.2%	73.6%
Medicaid	0.9	1.0
Managed Care, Commercial, and Other	27.9	25.4
	100.0%	100.0%
Hospice:
Medicare	92.3%	94.1%
Medicaid	0.6	0.3
Managed Care, Commercial, and Other	7.1	5.6
	100.0%	100.0%
Community based services:
Medicaid	17.3%	16.5%
Managed Care, Commercial, and Other	82.7	83.5
	100.0%	100.0%
Facility-based services:
Medicare	64.0%	63.9%
Medicaid	—	—
Managed Care, Commercial, and Other	36.0	36.1
	100.0%	100.0%
Medicare
Home Health Services
The Company’s home nursing Medicare patients are classified into one of 153 home health resource groups prior to receiving services. Based on the patient’s home health resource group, the Company is entitled to receive a standard prospective Medicare payment for delivering care over a 60-day period referred to as an episode. The Company elects to use the same 60-day length of episode that Medicare recognizes as standard but accelerates revenue upon discharge to align with a patient's episode length if less than the expected 60 days, which depicts the transfer of services and related benefits received by the patient over the term of the contract necessary to satisfy the obligations. The Company recognizes revenue based on the number of days elapsed during an episode of care within the reporting period.
Final payments from Medicare will reflect base payment adjustments for case-mix and geographic wage differences and 2% sequestration reduction for episodes beginning after March 31, 2013. In addition, final payments may reflect one of four retroactive adjustments to the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required. The retroactive adjustments outlined above are recognized in net service revenue when the event causing the adjustment occurs and during the period in which the services are provided to the patient. The Company reviews these adjustments to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustments is subsequently resolved. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.
Hospice Services
Hospice services provided by the Company are paid by Medicare under a per diem payment system based on the determined need for the patient on a daily basis. The Company receives one of four predetermined daily rates based upon the level of care the Company furnishes. Each level of care is contingent upon the patient's medical necessity and is distinct under contracted performance obligation, which depicts the transfer of services and related benefits received by the patient over the term of the contract to satisfy the obligations. The Company records net service revenue for hospice services based on the contracted per diem rate over time as services are provided, satisfying the performance obligation.

Hospice payments are subject to variable consideration through an inpatient cap and an overall Medicare payment cap. The inpatient cap relates to individual programs receiving more than 20% of their total Medicare reimbursement from inpatient care services, and the overall Medicare payment cap relates to individual providers receiving reimbursements in excess of a “cap amount,” determined by Medicare to be payment equal to six months of hospice care for the aggregate base of hospice patients, indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors its limits on a provider-by-provider basis and records an estimate of its liability for reimbursements received in excess of the cap amount in the reporting period. The Company reviews these estimates to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustments is subsequently resolved.
Facility-Based Services
The Company is reimbursed by Medicare for services provided under the LTACH prospective payment system. Each patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted, among other factors. The Company calculates the adjustment based on a historical average of these types of adjustments for claims paid. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Net service revenue adjustments resulting from reviews and audits of Medicare cost report settlements are considered implicit price concessions for LTACHs and are measured at expected value. The Company reviews these estimates to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustments is subsequently resolved. Revenue for the Company’s LTACH services are satisfied over time and recognized based on actual charges incurred in relation to total expected charges, which depicts the transfer of services and related benefits received by the customer over the term of the contract to satisfy the obligations.
Medicaid, managed care, and other payors
The Company’s Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided, and revenue is recognized as services are provided based on this contracted fee schedule. The Company’s managed care and other payors reimburse the Company based upon a predetermined fee schedule, per diem rate, or an episodic basis, depending on the terms of the applicable contract. Accordingly, the Company recognizes revenue from managed care and other payors in the same manner as the Company recognizes revenue from Medicare or Medicaid.
Accounts Receivable

The Company reports accounts receivable based on the estimated uncollectible amounts due from payors, which are considered implicit price concessions. Accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors, and patients. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. The Company believes the credit risk associated with its Medicare accounts, which have historically exceeded 50% of its patient accounts receivable, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for anticipated payment (“RAP”). The Company submits a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed. The RAP is recouped and the payment for the entire episode is paid. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAP received for that episode will be recouped by Medicare from any other Medicare claims in process for that particular provider. The RAP and final claim must then be resubmitted. For subsequent episodes of care contiguous with the first episode for a particular patient, the Company submits a RAP for 50% instead of 60% of the estimated reimbursement.
The Company’s Medicare population is paid at prospectively set amounts that can be determined at the time services are rendered. The Company’s Medicaid reimbursement is based on a predetermined fee schedule applied to each individual service it provides. The Company’s managed care contracts are structured similarly to either the Medicare or Medicaid payment methodologies. The Company is able to calculate its actual amount due at the patient level and adjust the gross charges down to the actual amount at the time of billing. This negates the need to record an estimated contractual allowance when reporting net service revenue for each reporting period.
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
The following table sets forth shares used in the computation of basic and diluted per share information:

	Three Months Ended March 31,
	2018	2017
Weighted average number of shares outstanding for basic per share calculation	17,789,863	17,643,463
Effect of dilutive potential shares:
Nonvested stock	249,482	174,417
Adjusted weighted average shares for diluted per share calculation	18,039,345	17,817,880
Anti-dilutive shares	169,945	151,010

Recently Adopted Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09") which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaced most existing revenue recognition guidance in U.S. GAAP. The Company adopted the new standard on January 1, 2018, and elected to adopt it using the full retrospective method.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which addresses eight classification issues related to the statement of cash flows. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. Entities should apply this ASU using a retrospective transition method to each period presented. There is no material impact to the Company's interim financial statements upon adoption of ASU 2016-15.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests with measurement dates on or after January 1, 2017.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which assist entities with evaluating whether a set of transferred assets and activities is a business. This ASU is effective for annual and interim period in fiscal years beginning after December 15, 2017.
Recently Issued Accounting Pronouncements
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

3. Almost Family Merger

On April 1, 2018, the Company completed its previously announced merger of equals business combination with Almost Family, Inc. (“Almost Family”) as contemplated by that certain Agreement and Plan of Merger, dated as of November 15, 2017 (the “Merger Agreement”), by and among the Company, Almost Family and Hammer Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), with the merger of Merger Sub with and into Almost Family (the “Merger”), with Almost Family continuing as the surviving entity in the Merger and as a wholly owned subsidiary of the Company. At the effective time of the Merger on April 1, 2018 (the “Effective Time”), each outstanding share of common stock of Almost Family, other than certain canceled shares, was converted into the right to receive 0.9150 shares of the Company’s common stock and cash in lieu of any fractional shares of any Company common stock that Almost Family shareholders would otherwise have been entitled to receive.

Since the Merger was not completed until April 1, 2018, the interim financial statements set forth in this report do not include or reflect the results of Almost Family for any of the periods set forth therein or the impact of the closing of the Merger.
The following table summarizes the consideration transferred in connection with the Merger (amounts in thousands):

Outstanding shares of Almost Family common stock as of April 1, 2018	13,951
Exchange ratio	0.9150
Shares of the Company issued	12,765
Price per share as of April 1, 2018	$61.56
Fair value of the Company common stock issued	785,837
Fair value of vested Almost Family equity awards exchanged for equity awards in the Company	4,664
Preliminary merger consideration	790,501
The Company is conducting preliminary valuation analysis of identifiable assets and liabilities assumed for the business combination in accordance with the requirements of ASC Topic 805. The final determination of the fair value of assets acquired and liabilities assumed will be completed in accordance with the applicable accounting guidance. Due to the significance of the Merger, the Company may use all of the measurement period to adequately analyze and asses the fair values of assets acquired and liabilities assumed.
Transaction costs associated with the Merger that were incurred by the Company during the three months ended March 31, 2018 are being expensed as incurred and are presented in the condensed consolidated statements of income as general and administrative expenses. These expenses include investment banking, legal, accounting, and other related third party costs associated with the Merger, including preparation for regulatory filings and shareholder approvals. During the three months ended March 31, 2018, the Company incurred $7.9 million of transaction costs related with the Merger.
4. Other Acquisitions and Joint Ventures

The Company acquired the majority-ownership of two home health agencies Nason Home Health in Roaring Springs, Pennsylvania and 1st Choice Home Health Care in Denton, Texas, during the three months ended March 31, 2018. The total aggregate purchase price for these transactions was $2.9 million, of which $2.8 million was primarily paid in cash. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.

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

The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired during the three months ended March 31, 2018 (amounts in thousands):

Consideration
Cash	$2,770
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Patient accounts receivable	133
Trade name	376
Certificates of need/licenses	378
Other identifiable intangible assets	91
Other assets and (liabilities), net	(23)
Total identifiable assets	955
Noncontrolling interest	1,815
Goodwill, including noncontrolling interest of $1,396	$3,630

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

During the three months ended March 31, 2018, the Company sold ownership interests in four of its wholly-owned subsidiaries. The total purchase prices for the sale of such ownership interests were $3.3 million, all of which were accounted for as equity transactions, resulting in the Company reducing additional paid in capital by $2.0 million.
5. Goodwill and Intangibles
The changes in recorded goodwill by reporting unit for the three months ended March 31, 2018 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Community - based reporting unit	Facility-based reporting unit	Total
Balance as of December 31, 2017	$261,456	$88,814	$28,541	$13,790	$392,601
Goodwill from acquisitions	2,234	—	—	—	2,234
Goodwill related to noncontrolling interests	1,396	—	—	—	1,396
Goodwill related to prior period adjustments............................................	—	—	—	411	411
Balance as of March 31, 2018	$265,086	$88,814	$28,541	$14,201	$396,642
Intangible assets consisted of the following as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$78,795	$—	$78,795
Certificates of need/licenses	Indefinite	53,579	—	53,579
Total		$132,374	$—	$132,374
Definite-lived assets:
Trade names	1 month — 9 years	$10,127	$(7,917)	$2,210
Non-compete agreements	4 month — 3 years	5,823	(5,565)	258
Total		$15,950	$(13,482)	$2,468
Balance as of March 31, 2018		$148,324	$(13,482)	$134,842

	December 31, 2017
	Remaining useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived assets:
Trade names	Indefinite	$78,299	$—	$78,299
Certificates of need/licenses	Indefinite	53,493	—	$53,493
Total		$131,792	$—	$131,792
Definite-lived assets:
Trade names	4 months — 10 years	$10,127	$(7,547)	$2,580
Non-compete agreements	2 months — 2 years	5,732	(5,494)	238
Total		$15,859	$(13,041)	$2,818
Balance as of December 31, 2017		$147,651	$(13,041)	$134,610
Intangible assets (net of accumulated amortization) in the amount of $88.7 million were related to the home health services segment, $31.9 million were related to the hospice services segment, $9.5 million were related to the community-based services segment, and $4.7 million were related to the facility-based services segment as of March 31, 2018. The Company recorded $0.4 million and $0.6 million of amortization expense during the three months ended March 31, 2018 and 2017, respectively. This was recorded in general and administrative expenses.
6. Debt
Credit Facility
As of March 31, 2018, the Company had $125.0 million drawn and letters of credit in the amount of $10.7 million. At December 31, 2017, the Company had $144.0 million drawn and letters of credit in the amount of $9.6 million. The amounts drawn and letters of credit outstanding were under its credit facility agreement with Capital One, National Association (the "Prior Credit Facility"). The interest rate for borrowing under the Prior Credit Facility is a variable rate which is a function of the prime rate (base rate) or London Interbank Offered Rate ("LIBOR") as elected by the Company, plus the applicable margin based on the Leverage Ratio. The Base Rate as March 31, 2018 was 5.75% and the LIBOR rate was 3.88%. As of March 31, 2018, the interest rate on outstanding borrowings was 3.85%.
On March 30, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A., which was effective on April 2, 2018 (the "New Credit Agreement"). The New Credit Agreement provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $500.0 million, which includes an additional $200.0 million accordion expansion feature, and a letter of credit sub-limit equal to $50.0 million. The expiration date of the New Credit Agreement is March 30, 2023. The New Credit Agreement replaced the Prior Credit Facility, which was set to mature on June 18, 2019.
Revolving loans under the New Credit Agreement with JPMorgan Chase Bank, N.A. bear interest at, as selected by the Company, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds

Rate in effect on such day plus 0.5% (2) the Prime Rate in effect on such day and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at the same time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the New Credit Agreement.

On April 2, 2018, the Company borrowed approximately $247.4 million under the New Credit Agreement to (i) repay the approximately $107.3 million of outstanding borrowings under Almost Family’s $350 million credit facility, which had a scheduled maturity of December 2021, (ii) repay the approximately $125.1 million of outstanding borrowings under the Prior Credit Facility and (iii) pay certain debt issuance and repayment costs and Merger related fees and expenses. Following these borrowings, the Company had approximately $252.6 million of remaining borrowing capacity available under the New Credit Agreement.
7. Stockholder’s Equity
Equity Based Awards
The 2010 Long Term Incentive Plan (the “2010 Incentive Plan”) is administered by the Compensation Committee of the Company’s Board of Directors. A total of 1,500,000 shares of the Company’s common stock were reserved and 278,564 shares are currently available for issuance pursuant to awards granted under the 2010 Incentive Plan. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2010 Incentive Plan, including incentive or non-qualified statutory stock options and nonvested stock. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for non-statutory stock options. The exercise price for any option cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
During the three months ended March 31, 2018, the Company’s independent directors were granted 13,600 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares were drawn from the 1,500,000 shares of common stock reserved for issuance under the 2010 Incentive Plan. The shares vest 100% on the one year anniversary date. During the three months ended March 31, 2018, employees were granted 156,345 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the three months ended March 31, 2018 was $61.07.
The following table represents the nonvested stock activity for the three months ended March 31, 2018:

	Number of shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2017	529,465	$37.34
Granted	169,945	$61.07
Vested	(165,567)	$33.91
Nonvested shares outstanding as of March 31,2018	533,843	$45.96
As of March 31, 2018, there was $21.4 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.43 years. The total fair value of shares of common stock vested during the three months ended March 31, 2018 was $5.6 million. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $1.6 million of compensation expense related to nonvested stock grants for each of the three months ended March 31, 2018 and 2017.

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

The table below details the shares of common stock issued during 2018:

	Number of shares	Per share price
Shares available as of December 31, 2017	171,069
Shares issued during the three months ended March 31, 2018	5,534	$58.19
Shares available as of March 31, 2018	165,535
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the three months ended March 31, 2018, the Company redeemed 56,772 shares of common stock valued at $3.5 million, related to these tax obligations.
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
On January 18, 2018, Jordan Rosenblatt, a purported shareholder of Almost Family, Inc. (“Almost Family”) filed a complaint for Violations of the Securities Exchange Act of 1934 in the United States District Court for the Western District of Kentucky, styled Rosenblatt v. Almost Family, Inc., et al., Case No. 3:18-cv-40-TBR (the “Rosenblatt Action”). The Rosenblatt Action was filed against the Company, Almost Family, Almost Family’s board of directors, and Hammer Merger Sub. The complaint in the Rosenblatt Action (“Complaint”) asserts that the Form S-4 Registration Statement (“Registration Statement”) filed on December 21, 2017 contains false and misleading statements with respect to the Merger. The Complaint asserts claims against Almost Family and its board of directors for violations of Section 14(a) of the 1934 Act in connection with the dissemination of the Registration Statement, and asserts claims against the Almost Family board of directors and the Company for violations of Section 20(a) of the 1934 Act as controlling persons of Almost Family. The Rosenblatt Action sought, among other things, an injunction enjoining the Merger from closing and an award of attorneys’ fees and costs.
In addition to the Rosenblatt Action, two additional complaints were filed against Almost Family in the United States District Court for the District of Delaware (the "Delaware Actions") alleging similar violations as the Rosenblatt Action. While the Company is not named as a party in either of these additional complaints, these additional complaints also sought, among other things, an injunction enjoining both the vote of the Almost Family stockholders with respect to the Merger and the closing of the Merger, monetary damages and an award of attorneys’ fees and costs from Almost Family.

On February 22, 2018, plaintiffs in the Delaware Actions moved for a preliminary injunction to enjoin the merger of Almost Family and Merger Sub. Then, on March 2, 2018, the Delaware Actions were transferred to the United States District Court for the Western District of Kentucky. Shortly thereafter, on March 12, 2018, Almost Family, LHC and Merger Sub opposed the plaintiffs’ motion for a preliminary injunction, and the court heard oral argument on the plaintiffs’ motion for a preliminary injunction on March 19, 2018. On March 22, 2018, the court denied plaintiffs’ motion for preliminary injunction. The next day, on March 23, 2018, one of the plaintiffs in the Delaware Actions moved to consolidate the Delaware Actions with the Rosenblatt action and for the appointment of a lead plaintiff, and that motion is pending before the court.
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
Redeemable noncontrolling interests and nonredeemable noncontrolling interests are initially recorded at their fair value as of the closing date of the transaction establishing the joint venture. Such fair values are determined using various accepted valuation methods, including the income approach, the market approach, the cost approach, and a combination of one or more of these approaches. A number of facts and circumstances concerning the operation of the joint venture are evaluated for each transaction, including (but not limited to) the ability to choose management, control over acquiring or liquidating assets, and controlling the joint venture’s strategy and direction, in order to determine the fair value of the noncontrolling interest.
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of March 31, 2018, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
Subsequent to the closing date of the transaction establishing the joint venture, the Company records adjustments to the carrying amounts of noncontrolling interests during each reporting period to reflect (a) comprehensive income (loss) attributed to each noncontrolling interest, which is calculated by multiplying the noncontrolling interest percentage by the comprehensive income (loss) of the joint venture’s operations, (b) dividends paid to the noncontrolling interest partner, and (c) any other transactions that increase or decrease the Company’s ownership interest in each joint venture, as a result of which the Company retains its controlling interest. If the Company determines that, based upon its analysis as of the end of each reporting period in accordance with authoritative accounting guidance, that it is not probable that an event would occur to otherwise require the redemption of a redeemable noncontrolling interest (i.e., the date for such event is not set or such event is not certain to occur), then the Company does not adjust the recorded amount of such redeemable noncontrolling interest.

The carrying amount of each redeemable equity instrument presented in temporary equity for the three months ended March 31, 2018 is not less than the initial amount reported for each instrument. The following table summarizes the activity of noncontrolling interest-redeemable for the three months ended March 31, 2018 (amounts in thousands):

Balance as of December 31, 2017	$13,393
Net income attributable to noncontrolling interest-redeemable	2,386
Noncontrolling interest-redeemable distributions	(2,471)
Acquired noncontrolling interest-redeemable	580
Balance as of March 31, 2018	$13,888
10. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the three months ended March 31, 2018, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximate current rates.
11. Segment Information
The Company’s reportable segments consist of home health services, hospice services, community-based services, and facility-based services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements, including the adoption of ASU 2014-09.
The following tables summarize the Company’s segment information for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended March 31, 2018
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$204,187	$42,626	14,091	$30,150	$291,054
Cost of service revenue	130,161	28,018	10,790	19,649	188,618
General and administrative expenses	66,289	13,298	3,298	9,146	92,031
Operating income	7,737	1,310	3	1,355	10,405
Interest expense	(1,088)	(218)	(72)	(72)	(1,450)
Income (loss) before income taxes and noncontrolling interest	6,649	1,092	(69)	1,283	8,955
Income tax expense	722	111	(15)	159	977
Net income (loss)	5,927	981	(54)	1,124	7,978
Less net income attributable to noncontrolling interests	2,236	417	21	309	2,983
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$3,691	$564	$(75)	$815	$4,995
Total assets	$530,197	$157,338	$47,819	$69,969	$805,323

	Three Months Ended March 31, 2017
	(as adjusted)
	Home health services	Hospice services	Community-based services	Facility-based services	Total
Net service revenue	$180,658	$35,948	$10,541	$17,102	$244,249
Cost of service revenue	112,086	23,273	7,948	11,063	154,370
General and administrative expenses	53,922	10,406	2,311	5,372	72,011
Operating income	14,650	2,269	282	667	17,868
Interest expense	(585)	(117)	(39)	(39)	(780)
Income before income taxes and noncontrolling interest	14,065	2,152	243	628	17,088
Income tax expense	4,253	659	83	178	5,173
Net income	9,812	1,493	160	450	11,915
Less net income attributable to noncontrolling interests	2,028	286	8	126	2,448
Net income attributable to LHC Group, Inc.’s common stockholders	$7,784	$1,207	$152	$324	$9,467
Total assets	$447,807	$126,068	$32,961	$35,889	$642,725

12. Income Taxes

On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of “Tax Cuts and Jobs Act” or the “TCJA”. The TCJA is complex and significantly changes the U.S. corporate income tax system by, among other things, reducing the Federal corporate income tax rate from 35% to 21%. The lower effective tax rate for the three months ended March 31, 2018 and 2017 benefited from $0.7 million and $0.8 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after March 31, 2018;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any regulatory changes under the new presidential administration;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business

•	the impact of changes in future interpretations of fraud, anti-kickback, or other laws:

•	that the businesses of the Company and Almost Family will not be integrated successfully;

•	that the cost savings, synergies, growth and other benefits from the transaction with Almost Family may not be fully realized or may take longer to realize than expected;

•	the diversion of management time on issues associated with the transaction with Almost Family;

•	that costs associated with the integration of the businesses of the Company and Almost Family are higher than anticipated; and

•	litigation risks related to the transaction with Almost Family.
The forward-looking statements included in this report reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), as updated by our subsequent filings with the SEC. This report should be read in conjunction with the 2017 Form 10-K, and all of our other filings made with the SEC through the date of this report, including quarterly reports on Form 10-Q and current reports on Form 8-K.
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
OVERVIEW
We provide quality, cost-effective post-acute health care services to our patients. As of March 31, 2018, we have 446 service providers in 27 states within the continental United States. Our services are classified into four segments: (1) home health services, (2) hospice services, (3) community-based services, and (4) facility-based services offered through our long-term acute care hospitals (“LTACHs”). We intend to increase the number of service providers within each of our four segments that we operate through continued acquisitions, joint ventures, and organic development.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of March 31, 2018, we operated 319 home health services locations, of which 155 are wholly-owned, 159 are majority-owned through equity joint ventures, three are under license lease arrangements, and the operations of the remaining two locations are only managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of March 31, 2018, we operated 91 hospice locations, of which 45 are wholly-owned, 44 are majority-owned through equity joint ventures, and two are under license lease arrangements.
Through our community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of March 31, 2018, we operated 16 community-based services locations: 14 are wholly-owned and two are majority-owned through an equity joint venture.
We provide facility-based services principally through our LTACHs. As of March 31, 2018, we operated 11 LTACHs with 14 locations, of which all but one are located within host hospitals. Of these facility-based services locations, three are wholly-owned, 10 are majority-owned through equity joint ventures, and one location is managed by us. We also wholly-own and operate a family health center, two pharmacies, a rural health clinic, and two physical therapy clinics.

The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of March 31, 2018, the Joint Commission had accredited 188 of our 319 home health services locations and 64 of our 91 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
Reporting segment	2018	2017
Home health services	70.2%	73.8%
Hospice services	14.6	14.8
Community-based services	4.8	4.4
Facility-based services	10.4	7.0
	100.0%	100.0%
Recent Developments
Merger with Almost Family
On November 15, 2017, we entered into a definitive merger agreement with Almost Family, Inc. ("Almost Family"), providing for a "merger of equals" business combination between us and Almost Family, which we completed on April 1, 2018. The merger creates the second largest in-home healthcare provider in the country with an expanded geographic service territory of 36 states covering over 60 percent of the U.S. population aged 65 and over and more than 780 locations, including those related to the 76 joint venture partnerships with health systems that consist of 336 hospitals.
Since the Merger was not completed until April 1, 2018, the interim financial statements set forth in this report do not include or reflect the results of Almost Family for any of the periods set forth therein or the impact of the closing of the Merger.
Home Health Services
On October 30, 2016, CMS released a Final Rule (effective January 1, 2017) regarding payment rates for home health services provided during calendar year 2017. The Final Rule also contained minor adjustments to the Home Health Value-Based Purchasing ("HHVBP") program and to the home health quality reporting program. The HHVBP program is intended to incentivize the delivery of high-quality patient care. The HHVBP program would withhold 3% to 8% of Medicare payments, which would be redistributed to participating home health agencies depending on their performance relative to specified measures. The HHVBP would apply to all home health agencies in Arizona, Florida, Iowa, Massachusetts, Maryland, Nebraska, North Carolina, Tennessee, and Washington effective January 1, 2016, with the first value based payments being made during calendar year 2018.
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
On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the "BBA 2018"). The BBA 2018 included the following provisions impacting our home health business:

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

Hospice Services
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
Per BBA 2018, hospice will be included in Hospital Post-Acute Transfer Policy for early discharges to hospice care. Hospice will be included as a post-acute service subject to the transfer DRG policy, in which acute-care hospitals receive a reduction in payments if they transfer a patient to post-acute care prior to achieving the mean length of stay for the DRG. Currently, home health, skilled nursing facilities, and LTACHs are included within the policy, and the BBA 2018 adds hospice as a post-acute provider subject to the policy.
On April 27, 2018, CMS posted a proposed rule updating the Medicare hospice wage index, payment rates, and cap amount for fiscal year 2019. Under the proposed rule, the hospice cap amount for fiscal year 2019 will be $29,205.44 (1.8% increase of the 2018 cap amount of $28,689.04). Additionally, the proposal sets out confirming changes to regulations as a result of section 51006 of the BBA 2018, which provided that effective January 1, 2019, physician assistants will be recognized as designated hospice attending physicians, in addition to physicians and nurse practitioners. This proposal also changes the Hospice Quality Reporting Program. The following table shows the hospice Medicare payment rates for fiscal year 2019, which will begin on October 1, 2018 and will end September 30, 2019:

Description	Rate per patient day
Routine Home Care days 1-60	$196.25
Routine Home Care days 61+	$154.21
Continuous Home Care	$998.77
Full Rate = 24 hours of care
$41.62 = hourly rate
Inpatient Respite Care	$176.01
General Inpatient Care	$758.07
Community-Based Services
Community-based services are in-home care services, which are primarily performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. Revenue is generated on an hourly basis and our current primary payors are TennCare Managed Care Organization and Medicaid. Approximately 60% of our net service revenue in this segment was generated in Tennessee for the three months ended March 31, 2018.
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
On April 24, 2018, CMS posted a display copy of the proposed rule for the annual update to Medicare payment rates and policies for the Fiscal Year 2019 inpatient hospitals prospective payment system and the LTACH PPS. CMS estimates the impact of the proposed rule will result in a negative 0.1% overall reduction in LTACH spending. The LTACH standard federal rate is increased by 1.15% to $41,482.98 from $41,430.56. CMS is also proposing to eliminate the 25 Percent Rule and proposes to implement a one-time budget neutrality adjustment of approximately 0.9% for Fiscal Year 2019. CMS is also proposing policy changes relating to co-located satellite LTACH facilities. It also proposes that for cost reporting periods beginning on or after October 1, 2019, IPPS-excluded hospitals may establish excluded psychiatric and/or rehabilitation units. The proposed rule also makes some changes to the LTACH quality reporting program.
The impact of BBA 2018 on our LTACH business includes a two-year extension of site-neutral blended payments rates for certain long-term care hospital discharges, paid for by a 4.6% reduction in site-neutral payments over 7 years.
None of the aforementioned estimated changes to Medicare payments for home health, hospice, and LTACHs include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.
RESULTS OF OPERATIONS
Three months ended March 31, 2018 compared to three months ended March 31, 2017

Consolidated financial statements
The following table summarizes our consolidated results of operations for the three months ended March 31, 2018 and 2017 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2018			2017			Increase (Decrease)
Net service revenue	$291,054			$244,249			$46,805
Cost of service revenue	188,618	64.8%		154,370	63.2%		34,248
General and administrative expenses	92,031	31.6		72,011	29.5		20,020
Interest expense	(1,450)			(780)			670
Income tax expense	977	28.3	(1)	5,173	40.6	(1)	(4,196)
Noncontrolling interest	2,983			2,448			535
Net income attributable to LHC Group, Inc.’s common stockholders	$4,995			$9,467			$(4,472)

(1)
Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders, excluding the excess tax benefits realized during the three months ended March 31, 2018 and 2017, of $0.7 million and $0.8 million, respectively.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended March 31, 2018 and the related change from the same period in 2017 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, and revenue excludes implicit price concessions):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$193,686	$1,648	$195,334	9.0%	$12,196	$207,530	13.9%
Revenue Medicare	$135,317	$1,531	$136,848	4.8	$9,402	$146,250	10.2
Admissions	49,228	345	49,573	6.7	3,550	53,123	12.3
Medicare Admissions	30,302	289	30,591	4.3	2,437	33,028	10.8
Average Census	42,109	312	42,421	3.4	2,735	45,156	8.4
Average Medicare Census	28,205	273	28,478	(0.6)	1,884	30,362	4.5
Home Health Episodes	50,518	417	50,935	(0.2)	3,385	54,320	4.9
Hospice services
Revenue	$35,926	$176	$36,102	(0.9)	$7,266	$43,368	19.0
Revenue Medicare	$33,583	$152	$33,735	(1.3)	$5,893	$39,628	16.0
Admissions	3,178	14	3,192	4.6	862	4,054	32.8
Medicare Admissions	2,789	11	2,800	7.6	749	3,549	36.4
Average Census	2,673	20	2,693	(4.6)	443	3,136	11.1
Average Medicare Census	2,490	17	2,507	(4.1)	403	2,910	11.3
Patient days	241,169	1,172	242,341	(4.6)	39,879	282,220	11.1
Community-based services
Revenue	$10,673	$1,084	$11,757	8.7	$2,550	$14,307	32.3
Billable hours	332,797	58,370	391,167	5.2	87,785	478,952	28.9
Facility-based services
LTACHs
Revenue	$17,940	$—	$17,940	20.1	10,213	$28,153	88.5
Patient days	14,776	—	14,776	7.6	7,784	22,560	64.3

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less.
Total organic revenue and patient metrics increased in our home health services segment due to the successful execution of same store growth strategies. Total organic revenue and patient metrics decreased in our hospice services segment due to a lower average census during the first quarter of 2018. Total organic revenue increased in the facility-based services segment due to an increase in patient days.
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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2018		2017
Home health services
Salaries, wages and benefits	$118,667	58.1%	$101,772	56.3%
Transportation	6,506	3.2	5,819	3.2
Supplies and services	4,988	2.4	4,495	2.5
Total	$130,161	63.7%	$112,086	62.0%
Hospice services
Salaries, wages and benefits	$20,489	48.1%	$16,088	44.7%
Transportation	1,624	3.8	1,433	4.0
Supplies and services	5,905	13.9	5,752	16.0
Total	$28,018	65.8%	$23,273	64.7%
Community-based services
Salaries, wages and benefits	$10,647	75.6%	$7,833	74.3%
Transportation	90	0.6	67	0.6
Supplies and services	53	0.4	48	0.5
Total	$10,790	76.6%	$7,948	75.4%
Facility-based services
Salaries, wages and benefits	$13,656	45.3%	$7,618	44.5%
Transportation	79	0.3	68	0.4
Supplies and services	5,914	19.6	3,377	19.7
Total	$19,649	65.2%	$11,063	64.6%
Consolidated cost of service revenue for the three months ended March 31, 2018 was $188.6 million, or 64.8% of net service revenue, compared to $154.4 million, or 63.2% of net service revenue, for the same period in 2017. Consolidated cost of service revenue variances were as follows:

•Home Health Segment -- Cost of service revenue increased as a percentage of net service revenue due in part to 1.0% Medicare reimbursement cuts recognized in 2018. Additionally, acquisitions accounted for $6.7 million of the $18.1 million increase, with the remaining difference caused by the growth in our same store agencies.

•Hospice Segment -- Acquisitions accounted for $4.7 million of the $4.8 million increase, with the remaining difference caused by the growth in our same store agencies. Cost of service increased as a percentage of net service revenue due to the decline in average census associated with our same store agencies.

•Community-Based Services Segment: Acquisitions accounted for $2.7 million of the $2.8 million increase, with the remaining difference caused by the growth in our same store agencies.

•Facility-Based Segment -- Acquisitions accounted for $8.4 million of the $8.6 million increase, with the remaining difference caused by the growth in our same store agencies.

General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2018		2017
Home health services
General and administrative	$64,142	31.4%	$51,840	28.7%
Depreciation and amortization	2,147	1.1	2,082	1.2
Total	$66,289	32.5%	$53,922	29.9%
Hospice services
General and administrative	$12,800	30.0%	$9,786	27.2%
Depreciation and amortization	498	1.2	620	1.7
Total	$13,298	31.2%	$10,406	28.9%
Community-based services
General and administrative	$3,187	22.6%	$2,199	20.9%
Depreciation and amortization	111	0.8	112	1.1
Total	$3,298	23.4%	$2,311	22.0%
Facility-based services
General and administrative	$8,609	28.6%	$4,996	29.2%
Depreciation and amortization	537	1.8	376	2.2
Total	$9,146	30.4%	$5,372	31.4%
Consolidated general and administrative expenses for the three months ended March 31, 2018 were $92.0 million, or 31.6% of net service revenue, compared to $72.0 million, or 29.5% of net service revenue, for the same period in 2017. The increase of $20.0 million was primarily due to $7.9 million of incurred acquisition expenses related to the Merger and $9.7 million related to 2017 acquisitions.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our principal source of liquidity for operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our credit facility, which provides for aggregate borrowings, including outstanding letters of credit.
The following table summarizes changes in cash (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$33,835	$34,631
Investing activities	(5,321)	(7,459)
Financing activities	(22,018)	(13,655)
Cash used in financing activities changed primarily due to the $10.0 million increase in line of credit payments, offset by $3.3 million of proceeds due to the sale of noncontrolling interests.
Indebtedness
As of March 31, 2018, the Company had $125.0 million drawn and letters of credit in the amount of $10.7 million outstanding under our credit facility with Capital One, National Association (the "Prior Credit Facility"). At December 31, 2017, the Company had $144.0 million drawn and letters of credit in the amount of $9.6 million outstanding under the Prior Credit Facility.
In connection with the closing of the Merger with Almost Family, on March 30, 2018, we entered into a Credit Agreement with JP Morgan Chase Bank, N.A., which was effective on April 2, 2018 (the “New Credit Agreement”). The New Credit Agreement provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of

$500.0 million, which includes an additional $200.0 million accordion expansion feature, and a letter of credit sub-limit equal to $50.0 million. The expiration date of the New Credit Agreement is March 30, 2023. The New Credit Agreement replaced the Prior Credit Facility, which was set to mature on June 18, 2019.
Revolving loans under the New Credit Agreement with JPMorgan Chase Bank, N.A. bear interest at, as selected by the Company, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day, and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum, or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at the same time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.200% to 0.350% per annum depending upon the Company’s consolidated Leverage Ratio, as defined in the Credit Agreement.
On April 2, 2018, the Company borrowed approximately $247.4 million under the New Credit Agreement to (i) repay the approximately $107.3 million of outstanding borrowings under Almost Family’s $350 million credit facility, which had a scheduled maturity of December 2021, (ii) repay the approximately $125.1 million of outstanding borrowings under the Prior Credit Facility, and (iii) pay certain debt issuance and repayment costs and Merger related fees and expenses. Following these borrowings, the Company had approximately $252.6 million of remaining borrowing capacity available under the New Credit Agreement.
Under the New Credit Agreement with JPMorgan Chase Bank, N.A., a letter of credit fee shall be equal to the applicable Eurodollar rate on the average daily amount of the letter of credit exposure. The agent’s standard up-front fee and other customary administrative charges will also be due upon issuance of the letter of credit along with a renewal fee on each anniversary date of such issuance while the letter of credit is outstanding. Borrowings accrue interest under the Credit Agreement at either the Base Rate or the Eurodollar rate, and are subject to the applicable margins set forth below:

Leverage Ratio	Eurodollar Margin	Base Rate Margin	Commitment Fee Rate
≤1.00:1.00	1.50%	0.50%	0.200%
>1.00:1.00 ≤ 2.00:1.00	1.75%	0.75%	0.250%
>2.00:1.00 ≤ 3.00:1.00	2.00%	1.00%	0.300%
>3.00:1.00	2.25%	1.25%	0.350%
Our New Credit Agreement contains customary affirmative, negative and financial covenants. The Credit Facility allows us to make certain restricted payments within certain parameters provided we maintain compliance with those financial ratios and covenants after giving effect to such restricted payments or, in the case of repurchasing shares of its stock, so long as such repurchases are within certain specified baskets.
Our New Credit Agreement also contains customary events of default. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.
At March 31, 2018, we were in compliance with all covenants contained in the New Credit Agreement.
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
Insurance
We retain coverage for our employee health insurance, workers compensation, employment practices, and professional liability insurance programs. Our insurance programs require us to estimate potential payments on filed claims and/or claims incurred but not reported. Our estimates are based on information provided by the third-party plan administrators, historical claim experience, expected costs of claims incurred but not paid and expected costs associated with settling claims. Each month, we review the insurance-related recoveries and liabilities to determine if any adjustments are required.
Our employee health insurance program is self-funded, with stop-loss coverage on claims that exceed $0.2 million for any individually covered employee or employee family member. We are responsible for workers’ compensation claims up to $0.5 million per individual incident.
Malpractice, employment practices, and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through March 31, 2018 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure. We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $1.0 million per security claim and $0.5 million on other claims.
We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $1.6 million for the three months ended March 31, 2018.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of March 31, 2018.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarterly period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
For a discussion of legal proceedings, see Note 8 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS.
As of March 31, 2018, there are no material changes from the information included in Part I, Item 1A. “Risk Factors” of the Company’s 2017 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 6.    EXHIBITS.

2.1
Agreement and Plan of Merger, dated as of November 15, 2017, by and among LHC Group, Inc., Hammer Merger Sub, Inc., and Almost Family, Inc. (previously filed as Exhibit 2.1 to LHC Group's Form 8-K filed on November 16, 2017).

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

10.1
Senior Secured Credit Facility, dated March 30, 2018, between LHC Group, Inc., the Lenders Party Thereto, JPMorgan Chase Bank, N.A., and Capital One, National Association (previously filed as Exhibit 10.1 to LHC Group’s Form 8-K filed April 2, 2018).

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

LHC GROUP, INC.

Date: May 3, 2018	/s/ Joshua L. Proffitt
Joshua L. Proffitt
Executive Vice President and Chief Financial Officer (Principal financial officer)