Form 10-Q
period 2018-06-30
LHC Group, Inc
filed 2018-08-02
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of July 30, 2018: 31,333,150 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$15,370	$2,849
Receivables:
Patient accounts receivable	280,490	161,898
Other receivables	7,647	3,163
Amounts due from governmental entities	830	830
Total receivables	288,967	165,891
Prepaid income taxes	5,086	7,006
Prepaid expenses	23,713	13,042
Other current assets	17,300	12,177
Total current assets	350,436	200,965
Property, building and equipment, net of accumulated depreciation of $49,173 and $43,565, respectively	64,898	46,453
Goodwill	1,118,777	392,601
Intangible assets, net of accumulated amortization of $14,094 and $13,041, respectively	325,137	134,610
Assets held for sale	2,850	—
Other assets	19,572	19,073
Total assets	$1,881,670	$793,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$76,800	$39,750
Salaries, wages, and benefits payable	99,881	44,747
Self-insurance reserve	26,332	12,450
Current portion of long-term debt	12,617	286
Amounts due to governmental entities	4,375	5,019
Total current liabilities	220,005	102,252
Deferred income taxes	34,022	27,466
Income taxes payable	3,851	—
Revolving credit facility	242,000	144,000
Long term notes payable	265	—
Total liabilities	500,143	273,718
Noncontrolling interest — redeemable	17,032	13,393
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 60,000,000 and 40,000,000 shares authorized in 2018 and 2017, respectively; 35,592,424 and 22,640,046 shares issued in 2018 and 2017, respectively	355	226
Treasury stock — 4,953,665 and 4,890,504 shares at cost, respectively	(46,344)	(42,249)
Additional paid-in capital	923,655	126,490
Retained earnings	386,193	364,401
Total LHC Group, Inc. stockholders’ equity	1,263,859	448,868
Noncontrolling interest — non-redeemable	100,636	57,723
Total equity	1,364,495	506,591
Total liabilities and equity	$1,881,670	$793,702
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net service revenue	$502,024	$257,535	$793,078	$501,784
Cost of service revenue	329,646	161,158	518,264	315,528
Gross margin	172,378	96,377	274,814	186,256
General and administrative expenses	141,350	73,552	233,381	145,563
Operating income	31,028	22,825	41,433	40,693
Interest expense	(3,202)	(840)	(4,652)	(1,620)
Income before income taxes and noncontrolling interest	27,826	21,985	36,781	39,073
Income tax expense	7,170	7,792	8,147	12,965
Net income	20,656	14,193	28,634	26,108
Less net income attributable to noncontrolling interests	3,859	2,889	6,842	5,337
Net income attributable to LHC Group, Inc.’s common stockholders	$16,797	$11,304	$21,792	$20,771
Earnings per share attributable to LHC Group, Inc.'s common stockholders:
Basic	$0.55	$0.64	$0.90	$1.17
Diluted	$0.55	$0.63	$0.89	$1.16
Weighted average shares outstanding:
Basic	30,497,501	17,728,567	24,178,781	17,686,134
Diluted	30,742,293	17,964,387	24,403,310	17,911,723

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2017	$226	22,640,046	$(42,249)	(4,890,504)	$126,490	$364,401	$57,723	$506,591
Net income (1)	—	—	—	—	—	21,792	1,987	23,779
Acquired noncontrolling interest	—	—	—	—	—	—	36,474	36,474
Noncontrolling interest distributions	—	—	—	—	—	—	(1,119)	(1,119)
NCI activity	—	—	—	—	(2,664)	—	5,571	2,907
Nonvested stock compensation	—	—	—	—	3,919	—	—	3,919
Restricted stock vesting	2	176,385	—	—	(2)	—	—	—
Treasury shares redeemed to pay income tax	—	—	(4,095)	(63,161)	—	—	—	(4,095)
Merger consideration	127	12,765,288	—	—	795,278	—	—	795,405
Issuance of common stock under Employee Stock Purchase Plan	—	10,705	—	—	634	—	—	634
Balance as of June 30, 2018	$355	35,592,424	$(46,344)	(4,953,665)	$923,655	$386,193	$100,636	$1,364,495

(1)
Net income excludes net income attributable to noncontrolling interest-redeemable of $4.9 million during the six months ending June 30, 2018. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$28,634	$26,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,548	6,348
Stock-based compensation expense	3,919	3,077
Deferred income taxes	1,714	2,522
(Loss) gain on disposal of assets	(126)	154
Impairment of intangibles and other	778	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(18,897)	(1,926)
Prepaid expenses and other assets	(6,521)	(2,329)
Prepaid income taxes	4,624	(3,296)
Accounts payable and accrued expenses	8,729	15,119
Income taxes payable	—	(3,499)
Net amounts due to/from governmental entities	(704)	498
Net cash provided by operating activities	29,698	42,776
Investing activities:
Purchases of property, building and equipment	(13,760)	(5,341)
Cash acquired from business combination, net of cash paid	13,086	(22,704)
Advanced payments on acquisitions	—	(523)
Net cash used in investing activities	(674)	(28,568)
Financing activities:
Proceeds from line of credit	270,084	19,000
Payments on line of credit	(278,884)	(22,000)
Proceeds from employee stock purchase plan	634	469
Payments on debt	135	(129)
Payments on deferred financing fees	(1,881)	—
Noncontrolling interest distributions	(5,763)	(5,167)
Withholding taxes paid on stock-based compensation	(4,095)	(2,744)
Purchase of additional controlling interest	(55)	(184)
Sale of noncontrolling interest	3,322	251
Net cash used in financing activities	(16,503)	(10,504)
Change in cash	12,521	3,704
Cash at beginning of period	2,849	3,264
Cash at end of period	$15,370	$6,968
Supplemental disclosures of cash flow information:
Interest paid	$3,112	$1,762
Income taxes paid	$2,139	$17,320
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care. The Company provides home health services, hospice services, home and community-based services, facility-based services, the latter primarily through long-term acute care hospitals (“LTACHs”), and healthcare innovations services ("HCI").
On April 1, 2018, the Company completed its previously announced "merger of equals" business combination (the "Merger") with Almost Family, Inc. ("Almost Family"). See Note 3 of the Notes to Condensed Consolidated Financial Statements.
As of June 30, 2018, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements (including, as a result of the Merger, those owned and operated by Almost Family), operated 777 service providers in 37 states within the continental United States.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, and the related unaudited condensed consolidated statements of income for the three and six months ended June 30, 2018 and 2017, condensed consolidated statement of changes in equity for the six months ended June 30, 2018, condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, and related notes (collectively, these financial statements are referred to as the "interim financial statements" and together with the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
The accompanying unaudited condensed consolidated statements of income for the three and six months ended June 30, 2018, include the results of operations for Almost Family for the period April 1, 2018 to June 30, 2018. The accompanying unaudited condensed consolidated balance sheet at June 30, 2018 includes the preliminary valuation of the assets acquired and liabilities assumed in connection with the Merger. See Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
Principles of Consolidation
The interim financial information includes all subsidiaries and entities controlled by the Company through direct ownership of majority interest or controlling member ownership of such entities (including, as a result of the Merger, those owned and operated by Almost Family). Third party equity interests in the consolidated joint ventures are reflected as noncontrolling interests in the Company’s interim financial information. See Note 9 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended June 30,		Six Months Ended June 30,
Ownership type	2018	2017	2018	2017
Wholly-owned subsidiaries	59.5%	53.3%	55.5%	53.5%
Equity joint ventures	39.4	45.1	43.0	44.8
Other	1.1	1.6	1.5	1.7
	100.0%	100.0%	100.0%	100.0%
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
The Company has various management services agreements under which the Company manages certain operations of agencies. The Company does not consolidate these agencies if the Company does not have an ownership interest in, nor does it have an obligation to absorb losses of, or right to receive benefits from the entities that own the agencies.
Revenue Recognition
Basis of Presentation
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09") on January 1, 2018 on a full retrospective basis, which required the Company to present the prior comparable period as adjusted. The adoption of the standard did not have a material impact on the Company's interim financial statements. The Company did not adjust the opening balance of retained earnings to account for the implementation of the requirements of this standard as there are no timing differences related to the recognition of implicit price concessions as part of net service revenue. All amounts previously classified as provision for bad debts are now classified within the Company's net service revenue. For the three and six months ended June 30, 2018, the Company recorded $7.7 million and $12.6 million, respectively, of implicit price concessions as a direct reduction of net service revenue that would have been recorded as provision for bad debts prior to the adoption of ASU 2014-09.
Adoption of the standard impacted the Company's previously reported results as follows (amounts in thousands):

	As previously reported	Adjustment for ASU 2014-09	As adjusted
	As of December 31, 2017
Condensed Consolidated Balance Sheets
Patient accounts receivable	$161,898	$—	$161,898
Allowance for uncollectible accounts	23,556	(23,556)	—
	Three Months Ended June 30, 2017
Condensed Consolidated Statements of Income:
Net service revenue	260,210	(2,675)	257,535
Provision for bad debts	2,675	(2,675)	—
Net income attributable to LHC Group, Inc.'s common stockholders	11,304	—	11,304
	Six Months Ended June 30, 2017
Condensed Consolidated Statements of Income:
Net service revenue	506,828	(5,044)	501,784
Provision for bad debts	5,044	(5,044)	—
Net income attributable to LHC Group, Inc.'s common stockholders	20,771	—	20,771
Condensed Consolidated Statements of Cash Flows:
Provision for bad debts	5,044	(5,044)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(6,970)	5,044	(1,926)
Net service revenue is reported at the amount that reflects the consideration to which the Company expects to receive in exchange for providing services. These amounts are due from Medicare, Medicaid, Managed Care, Commercial, and others for services rendered, and they include implicit price concessions for retroactive revenue adjustments due to actual receipts from third-party payors, settlement of audits, and reviews. The estimated uncollectible amounts due from these payors are considered implicit price concessions that are a direct reduction to net service revenue. The Company assesses the patient's ability to pay for their healthcare services at the time of patient admission based on the Company's verification of the patient's insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare contributes to the net service revenue of the Company’s home health, hospice, facility-based, and healthcare innovations services. Medicaid and other payors contribute to the net service revenue of all of the Company's segments.
Performance obligations are determined based on the nature of the services provided by the Company. The majority of the Company's performance obligation is to provide services to each patient based on medical necessity and identifies the bundle of services to be provided to achieve the goals established in the contract, while the healthcare innovations segment's performance obligation is largely to provide services under customer contracts. Revenue for performance obligations is satisfied over time and recognized based on actual charges incurred in relation to total expected charges over the measurement period of the performance obligation, which depicts the transfer of services and related benefits received by the patient and customers over the term of the contract to satisfy the obligations. The Company measures the satisfaction of the performance obligation as services are provided.
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
The Company determines the transaction price based on gross charges for services provided, reduced by contractual adjustments provided to third-party payors and implicit price concessions. The Company determines estimates of contractual adjustments and implicit price concessions based on historical collection experience. Estimates of contractual allowance and implicit price concessions are periodically reviewed to ensure they encompass the Company's current contract terms, are reflective of the Company's current patient mix, and are indicative of the Company's historic collections to ensure net service revenue is recognized at its net realizable value.

The following table sets forth the percentage of net service revenue earned by category of payor for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Home health:
Medicare	72.9%	72.4%	72.3%	73.0%
Medicaid	1.5	1.2	1.3	1.2
Managed Care, Commercial, and Other	25.6	26.4	26.4	25.8
	100.0%	100.0%	100.0%	100.0%
Hospice:
Medicare	91.1%	92.9%	91.7%	93.5%
Medicaid	0.6	0.9	0.6	0.6
Managed Care, Commercial, and Other	8.3	6.2	7.7	5.9
	100.0%	100.0%	100.0%	100.0%
Home and Community-Based Services:
Medicaid	24.7%	18.0%	23.1%	17.3%
Managed Care, Commercial, and Other	75.3	82.0	76.9	82.7
	100.0%	100.0%	100.0%	100.0%
Facility-Based Services:
Medicare	58.7%	65.0%	61.4%	64.4%
Medicaid	—	—	—	—
Managed Care, Commercial, and Other	41.3	35.0	38.6	35.6
	100.0%	100.0%	100.0%	100.0%
HCI:
Medicare	26.7%	—%	26.7%	—%
Medicaid	0.4	—	0.4	—
Managed Care, Commercial, and Other	72.9	—	72.9	—
	100.0%	—%	100.0%	—%
Medicare
Home Health Services
The home health segment's Medicare patients, including certain Medicare Advantage patients, are classified into one of 153 home health resource groups prior to receiving services. Based on the patient’s home health resource group, the Company is entitled to receive a standard prospective Medicare payment for delivering care over a 60-day period referred to as an episode. The Company elects to use the same 60-day length of episode that Medicare recognizes as standard but accelerates revenue upon discharge to align with a patient's episode length, if less than the expected 60 days, which depicts the transfer of services and related benefits received by the patient over the term of the contract necessary to satisfy the obligations. The Company recognizes revenue based on the number of days elapsed during an episode of care within the reporting period.
Final payments from Medicare will reflect base payment adjustments for case-mix and geographic wage differences and 2% sequestration reduction. In addition, final payments may reflect one of four retroactive adjustments to the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required. The retroactive adjustments outlined above are recognized in net service revenue when the event causing the adjustment occurs and during the period in which the services are provided to the patient. The Company reviews these adjustments to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustments is subsequently resolved. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.

Hospice Services
The Company's hospice services segment is reimbursed by Medicare under a per diem payment system based on the determined need for the patient on a daily basis. The hospice segment receives one of four predetermined daily rates based upon the level of care the Company furnishes. Each level of care is contingent upon the patient's medical necessity and is distinct under contracted performance obligation, which depicts the transfer of services and related benefits received by the patient over the term of the contract to satisfy the obligations. The Company records net service revenue for hospice services based on the contracted per diem rate over time as services are provided, satisfying the performance obligation.
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
Facility-Based Services
The Company's facility-based services segment is reimbursed primarily by Medicare for services provided under the LTACH prospective payment system. Each LTACH patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount intended to reflect the average cost of treating a Medicare LTACH patient classified in that particular long-term care diagnosis-related group. For selected LTACH patients, the amount may be further adjusted based on length of stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted, among other factors. The Company calculates the adjustment based on a historical average of these types of adjustments for LTACH claims paid. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Net service revenue adjustments resulting from reviews and audits of Medicare cost report settlements are considered implicit price concessions for LTACHs and are measured at expected value. The Company reviews these estimates to ensure that it is probable that a significant reversal in the amount of LTACH services cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustments is subsequently resolved. Net service revenue for the Company’s LTACH services are satisfied over time and recognized based on actual charges incurred in relation to total expected charges, which depicts the transfer of services and related benefits received by the customer over the term of the contract to satisfy the obligations.
Non-Medicare Revenues
Substantially all remaining revenues are derived from services provided under a per visit, per hour or unit basis, per assessment or per member per month basis for which revenues are calculated and recorded using payor-specific or patient-specific fee schedules based on the contracted rates in each underlying third party payor or services agreement. Net service revenue is recognized as such services are provided and costs for delivery of such services are incurred.
Contingent Service Revenues
The Company’s Healthcare Innovations segment provides strategic health management services to Accountable Care Organizations (“ACOs”) that have been approved to participate in the Medicare Shared Savings Program (“MSSP.”)  The HCI segment has service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any.  ACOs are legal entities that contract with Centers for Medicare and Medicaid Services ("CMS") to provide services to the Medicare fee-for-service population with the goal of providing better care for individuals, improving health for populations and lowering costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The MSSP is relatively new and therefore has limited historical experience, which impacts the Company’s ability to accurately accumulate and interpret the data available for calculating an ACOs’ shared savings, if any.  No net service revenue has been recognized related to potential MSSP payments for savings generated for the program periods ended December 31, 2017 or 2018, if any.

Accounts Receivable

The Company reports accounts receivable at amounts ultimately expected to be collected. Accounts receivable are uncollateralized and consist of amounts due from Medicare, Medicaid, other third-party payors, and patients. The credit risk for other concentrations of receivables is limited due to the significance of Medicare as the primary payor. The Company believes the credit risk associated with its Medicare accounts, which have historically exceeded 50% of its patient accounts receivable, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

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
The following table sets forth shares used in the computation of basic and diluted per share information and, with respect to the data provided for the three and six months ended June 30, 2018, includes shares of the Company issued to former stockholders of Almost Family in connection with the Merger. See Note 3 of the Notes to Condensed Consolidated Financial Statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average number of shares outstanding for basic per share calculation	30,497,501	17,728,567	24,178,781	17,686,134
Effect of dilutive potential shares:
Nonvested stock	244,792	235,820	224,529	225,589
Adjusted weighted average shares for diluted per share calculation	30,742,293	17,964,387	24,403,310	17,911,723
Anti-dilutive shares	20,200	—	236,037	149,100

Effective April 1, 2018, in conjunction with the Merger, the Company increased the authorized number of common shares to 60.0 million.

Assets Held for Sale
As of June 30, 2018, assets held for sale includes the land and building and all related equipment and fixtures of one closed hospice facility, which was acquired in the Merger that the Company is actively marketing and intends to sell.

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
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which assist entities with evaluating whether a set of transferred assets and activities is a business. This ASU is effective for annual and interim period in fiscal years beginning after December 15, 2017. The impact on the Company's consolidated financial statements and related disclosures will depend on facts and circumstances of any specific future transactions as evaluated under the new guidance.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02") which requires lessees to recognize qualifying leases on the statement of financial position. Qualifying leases will be classified as right-of-use assets and lease liabilities. The new standard is effective on January 1, 2019. Early adoption is permitted. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company anticipates that the adoption of ASU 2016-02 will result in a significant increase in total assets and total liabilities. The Company continues to evaluate the effect that ASU 2016-02 will have on its related disclosures.
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

3. Almost Family Merger

On April 1, 2018, the Company completed its previously announced merger of equals business combination with Almost Family as contemplated by that certain Agreement and Plan of Merger, dated as of November 15, 2017 by merging Hammer Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), with and into Almost Family, with Almost Family continuing as the surviving entity in the Merger and as a wholly owned subsidiary of the Company. At the effective time of the Merger on April 1, 2018, each outstanding share of common stock of Almost Family, other than certain canceled shares, was converted into the right to receive 0.9150 shares of the Company’s common stock and cash in lieu of any fractional shares of any Company common stock that Almost Family shareholders would otherwise have been entitled to receive. As a result, the Company issued approximately 12.8 million shares of its common stock to former stockholders of Almost Family. The Company was determined to be the accounting acquirer in the Merger.
The following table summarizes the consideration transferred in connection with the Merger (amounts in thousands, except share data):

Outstanding shares of Almost Family common stock as of April 1, 2018	13,951,134
Exchange ratio	0.9150
Shares of the Company issued	12,765,288
Price per share as of April 1, 2018	$61.56
Fair value of the Company common stock issued	$785,831
Fair value of vested Almost Family equity awards exchanged for equity awards in the Company	$9,581
Preliminary merger consideration	$795,412
The Company's preliminary valuation analysis of identifiable assets and liabilities assumed for the Merger is in accordance with the requirements of ASC Topic 805, Business Combinations, the preliminary estimates of which are presented in the table below (amounts in thousands). The final determination of the fair value of assets acquired and liabilities assumed will be completed in accordance with the applicable accounting guidance. Due to the significance of the Merger, the Company may use all of the measurement period to adequately analyze and assess the fair values of assets acquired and liabilities assumed.

Preliminary merger consideration
Stock	$795,412
Preliminary fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$16,547
Patient accounts receivable	101,933
Prepaid income taxes	2,705
Prepaid expenses and other current assets	9,540
Property and equipment	11,144
Trade name	116,679
Certificates of need/licenses	58,861
Other identifiable intangible assets	15,856
Assets held for sale	2,850
Accounts payable	(38,202)
Accrued other liabilities	(59,041)
Deferred income taxes	(4,842)
Seller notes payable	(12,461)
NCI- Redeemable	(2,256)
Long term income taxes payable	(3,786)
Line of credit	(106,800)
NCI- Nonredeemable	(34,990)
Other assets and (liabilities), net	252
Total identifiable assets and liabilities	73,989
Preliminary goodwill	$721,423
The following unaudited pro forma financial information reflects the consolidated results of operations of the Company had the Merger occurred on January 1, 2017. Almost Family’s financial information has been compiled in a manner consistent with the accounting policies adopted by LHC Group. The unaudited pro forma financial information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the merger occurred on January 1, 2017, nor are they indicative of any future results (amounts in thousands, except per share amount).

	Pro forma - unaudited
	Six months ended June 30,
	2018	2017
Net service revenue	$997,043	$896,827
Net income attributable to the Company	37,652	29,181
Diluted earnings per share	$1.22	$0.95
The pro forma financial information contained in this report, including the above, is based on the Company's preliminary assignment of consideration given and therefore subject to adjustment. These pro forma amounts were calculated after applying the Company’s accounting policies and adjusting Almost Family’s and LHC Group's results to reflect adjustments that are directly attributable to the Merger. These adjustments mainly exclude transaction costs incurred by Almost Family and LHC Group in the fiscal quarter preceding the consummation of the Merger, together with the consequential tax effects at the statutory rate.
The unaudited pro forma financial information contained in this report, including the above, has been prepared for informational purposes only and does not include any anticipated synergies or other potential benefits of the Merger. Pro forma information is not presented for any other acquisitions or joint venture transactions, as the aggregate operations of the acquired businesses were not significant to the overall operations of the Company. It also does not give effect to certain future charges that the Company expects to incur in connection with the Merger, including, but not limited to, additional professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs, and costs related to consolidation of technology systems and corporate facilities.
Transaction costs associated with the Merger that were incurred by the Company during the six months ended June 30, 2018 are being expensed as incurred and are presented in the condensed consolidated statements of income as general and administrative expenses. These expenses include investment banking, legal, accounting, and other third party transaction costs associated with the Merger, including preparation for regulatory filings and shareholder approvals. During the six months ended June 30, 2018, the Company incurred $11.7 million of transaction costs related to the Merger.
4. Other Acquisitions and Joint Venture Activities

The Company acquired the majority-ownership of three home health agencies Nason Home Health in Roaring Springs, Pennsylvania, 1st Choice Home Health Care in Denton, Texas, and Prime Healthcare Services in Reno, Nevada during the six months ended June 30, 2018. The total aggregate purchase price for these transactions was $3.6 million, of which $3.5 million was primarily paid in cash. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows. Substantially all of the preliminary allocation of the purchase price for the acquisitions were allocated to goodwill of $4.3 million, indefinite lived intangibles-trade names of $0.6 million, and Certificates of need/licenses of $0.5 million. Acquired noncontrolling interest was $2.1 million.

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

During the six months ended June 30, 2018, the Company sold ownership interests in four of its wholly-owned subsidiaries. The total purchase prices for the sale of such ownership interests were $3.8 million, all of which were accounted for as equity transactions, resulting in the Company reducing additional paid in capital by $2.7 million.
5. Goodwill and Intangibles
The changes in recorded goodwill by reporting unit for the six months ended June 30, 2018 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Home and community-based services reporting unit	Facility-based reporting unit	HCI reporting unit	Total
Balance as of December 31, 2017	$261,456	$88,814	$28,541	$13,790	$—	$392,601
Acquisitions	525,654	25,176	137,882	—	35,484	724,196
Noncontrolling interests	1,576	—	—	—	—	1,576
Prior period adjustments and disposals............................................	—	—	—	404	—	404
Balance as of June 30, 2018	$788,686	$113,990	$166,423	$14,194	$35,484	$1,118,777
    The allocation of goodwill from acquisitions for each reporting unit is preliminary and subject to change once the valuation analysis required by ASC 805, Business Combinations is finalized.
Intangible assets consisted of the following as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	Indefinite lived assets		Definite lived assets
	Trade Names	Certificates of Need	Trade Names	Customer Relationships	Non-compete	Total
Balance as of December 31, 2017	$78,299	$53,493	$2,580	$—	$238	$134,610
Acquisitions	117,349	59,056	—	15,856	91	192,352
Amortization	—	—	(739)	(127)	(188)	(1,054)
Adjustments & disposals	—	(771)	—	—	—	(771)
Balance as of June 30, 2018	$195,648	$111,778	$1,841	$15,729	$141	$325,137

Remaining useful lives for trade names, customer relationships, and non-compete agreements were 9.3, 19.8 and 3.1 years, respectively, at June 30, 2018. Similar amounts at December 31, 2017 were 10.3 and 2.1 years for trade names and non-compete agreements, respectively.

Intangible assets (net of accumulated amortization) in the amount of $249.1 million were related to the home health services segment, $35.4 million were related to the hospice services segment, $20.7 million were related to the community-based services segment, $4.2 million were related to the facility-based services segment, and $15.7 million were related to the HCI services segment as of June 30, 2018. Amortization expense was recorded in general and administrative expenses.
6. Debt
Credit Facility
During the period from January 1, 2018 through April 1, 2018, the Company maintained its revolving line of credit through a credit facility agreement with Capital One, National Association, which had a scheduled maturity of June 18, 2019 (the "Prior Credit Facility").
On March 30, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A., which was effective on April 2, 2018 following the Merger (the "New Credit Agreement"). The New Credit Agreement provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $500.0 million,which includes an additional $200.0 million accordion expansion feature, and a letter of credit sub-limit equal to $50.0 million. The expiration date of the New Credit Agreement is March 30, 2023. The New Credit Agreement replaced the Prior Credit Facility with Capital One, National Association, which was set to mature on June 18, 2019. The Company’s obligations under the New Credit Agreement are secured by substantially all of the assets of the Company and its wholly-owned subsidiaries (subject to customary exclusions), which assets include the Company’s equity ownership of its wholly-owned subsidiaries and its equity ownership in joint venture entities. The Company’s wholly-owned subsidiaries also guarantee the obligations of the Company under the New Credit Agreement.  Debt issuance costs of $1.9 million were capitalized with the New Credit Agreement and will be amortized through March 30, 2023, the termination date for the New Credit Agreement.

Revolving loans under the New Credit Agreement with JPMorgan Chase Bank, N.A. bear interest at, as selected by the Company, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5% (2) the Prime Rate in effect on such day and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum, with pricing varying based on the Company's quarterly consolidated Leverage Ratio (as defined in the New Credit Agreement). Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon the Company’s quarterly consolidated Leverage Ratio. The Base Rate as of June 30, 2018 was 5.75% and the LIBOR rate was 3.88%. As of June 30, 2018, the effective interest rate on outstanding borrowings under the New Credit Agreement was 3.85%.
On April 2, 2018, in connection with the consummation of the Merger, the Company borrowed approximately $247.4 million under the New Credit Agreement to (i) repay the approximately $107.3 million of outstanding borrowings under Almost Family’s $350.0 million credit facility, which was terminated in connection with the Merger, (ii) repay the approximately $125.1 million of outstanding borrowings under Prior Credit Facility, which was also terminated in connection with the Merger, and (iii) pay certain debt issuance and repayment costs and Merger related fees and expenses.
As of June 30, 2018, the Company had $242.0 million drawn, letters of credit issued in the amount of $25.1 million, and $232.9 million of remaining borrowing capacity available under the New Credit Agreement. At December 31, 2017, the Company had $144.0 million drawn and letters of credit issued in the amount of $9.6 million under the Prior Credit Facility.
Under the terms of the New Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The new Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with debt covenants at June 30, 2018.
7. Stockholder’s Equity
Equity Based Awards
At the LHC Group, Inc. 2018 Annual Meeting of Stockholders held on June 7, 2018, the stockholders of the Company approved the adoption of the LHC Group, Inc. 2018 Incentive Plan (the "2018 Incentive Plan") to replace the Company's 2010 Long Term Incentive Plan. The 2018 Incentive Plan will be administered by the Compensation Committee of the Company’s Board of Directors. The total number of shares of the Company's common stock originally reserved and available for issuance pursuant to awards granted under the 2018 Incentive Plan was 2,000,000, plus an additional number of shares (not to exceed 300,000) underlying stock awards granted under the Company's 2010 Long-Term Incentive Plan (the "Prior Plan") that terminate, expire or forfeited. As of June 30, 2018, there were approximately 210,544 shares of our common stock subject to outstanding awards, and approximately 2,000,000 shares of our common stock reserved and available for future awards, under the 2018 Incentive Plan. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Almost Family had Stock and Incentive Compensation Plans that provided for stock awards of the Company’s common stock to employees, non-employee directors or independent contractors. Almost Family issued restricted share and/or option awards to employees and non-employee directors. Under the change in control provisions of the Almost Family plans, all outstanding restricted stock, performance restricted stock, and options became non-forfeitable in conjunction with the Merger.
Each unvested restricted share award issued by Almost Family that was outstanding immediately prior to the Merger converted into a restricted stock award to acquire shares of the Company on the same terms and conditions rounded up or down to the nearest whole share, determined by multiplying the number of shares of Almost Family common stock subject to such restricted share award by the exchange ratio. Each stock option to purchase shares of Almost Family that was outstanding immediately prior to the Merger converted into an option to purchase shares of the Company on the same terms and conditions, (A) the number of shares of LHC common stock, rounded down to the nearest whole share, determined by multiplying (I) the total number of shares of Almost Family common stock by (II) the exchange ratio, and (B) at a per-share exercise price, rounded up to the nearest whole cent, equal to the quotient determined by dividing (I) the exercise price per share of Almost Family common stock by (II) the exchange ratio.

Share Based Compensation
Nonvested Stock
During the six months ended June 30, 2018, the Company’s independent directors were granted 13,600 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares vest 100% on the one year anniversary date. During the six months ended June 30, 2018, four new directors were granted 14,000 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares vest 33% at the grant date, then 33% each year on the anniversary date until the third year. The shares were drawn from the 2,300,000 shares of common stock reserved for issuance under the 2018 Incentive Plan. During the six months ended June 30, 2018, employees were granted 213,105 nonvested shares of common stock pursuant to the 2010 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the six months ended June 30, 2018 was $62.35.
The following table represents the nonvested stock activity for the six months ended June 30, 2018:

	Restricted stock		Options
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2017	529,465	$37.34	—	$—
Granted	240,705	$62.35	—	$—
Acquired	—	$—	270,710	$36.48
Vested or exercised	(176,385)	$34.93	(10,727)	$29.08
Nonvested shares outstanding as of June 30, 2018	593,785	$48.20	259,983	$36.66
As of June 30, 2018, there was $23.4 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.40 years. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $3.9 million and $3.1 million of compensation expense related to nonvested stock grants for each of the six months ended June 30, 2018 and 2017.
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
The table below details the shares of common stock issued during 2018:

	Number of shares	Per share price
Shares available as of December 31, 2017	171,069
Shares issued during the three months ended March 31, 2018	5,534	$58.19
Shares issued during the three months ended June 30, 2018	5,171	$58.48
Shares available as of June 30, 2018	160,364
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the six months ended June 30, 2018, the Company redeemed 63,161 shares of common stock valued at $3.9 million, related to these tax obligations. In addition, the Company redeemed 5,485 shares of common stock valued at $0.2 million, related to the exercise of Almost Family options. Such shares are held as treasury stock and are available for reissuance by the Company.
Additionally, shares were submitted by employees in lieu of exercise price that would have otherwise been due on exercise of stock options, which shares are held in treasury stock and are available for reissuance by the Company.
8. Commitments and Contingencies
Contingencies
Regulatory Matters
The Company provides services in a highly regulated industry and is a party to various proceedings and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including audits by Zone Program Integrity Contractors ("ZPICs") and Recovery Audit Contractors ("RACs") and investigations resulting from the Company's obligation to self-report suspected violations of law). Management cannot predict the ultimate outcome of any regulatory and other governmental and internal audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. These audits and investigations have caused and could potentially continue to cause delays in collections, recoupments from governmental payors. Currently, the Company has recorded $16.9 million in other assets, which are from government payors related to the disputed finding of pending appeals of ZPIC audits. Additionally, these audits may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.
Merger Related Litigation
On January 18, 2018, Jordan Rosenblatt, a purported shareholder of Almost Family filed a complaint for violations of the Securities Exchange Act of 1934 in the United States District Court for the Western District of Kentucky, styled Rosenblatt v. Almost Family, Inc., et al., Case No. 3:18-cv-40-TBR (the “Rosenblatt Action”). The Rosenblatt Action was filed against the Company, Almost Family, Almost Family’s board of directors, and Hammer Merger Sub. The complaint in the Rosenblatt Action (“Rosenblatt Complaint”) asserts, among other things, that the Form S-4 Registration Statement (“Registration Statement”) filed on December 21, 2017 in connection with the Merger contained false and misleading statements with respect to the Merger. The Rosenblatt Action sought, among other things, an injunction enjoining the Merger from closing and an award of attorneys’ fees and costs.
In addition to the Rosenblatt Action, two additional complaints were filed against Almost Family in the United States District Court for the District of Delaware (the "Delaware Actions") alleging similar violations as the Rosenblatt Action. These Delaware Actions also sought, among other things, an injunction to enjoin both the vote of the Almost Family stockholders with respect to the Merger and the closing of the Merger, monetary damages and an award of attorneys’ fees and costs from Almost Family.
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
Other Litigation
We are involved in various other legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, we believe the outcome of pending litigation will not have a material adverse effect, after considering the effect of our insurance coverage, on our consolidated financial information.

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
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of June 30, 2018, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
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

The carrying amount of each redeemable equity instrument presented in temporary equity for the six months ended June 30, 2018 is not less than the initial amount reported for each instrument. The following table summarizes the activity of noncontrolling interest-redeemable for the six months ended June 30, 2018 (amounts in thousands):

Balance as of December 31, 2017	$13,393
Net income attributable to noncontrolling interest-redeemable	4,855
Noncontrolling interest-redeemable distributions	(4,644)
Acquired noncontrolling interest-redeemable	3,428
Balance as of June 30, 2018	$17,032
10. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the six months ended June 30, 2018, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximate current rates.
11. Segment Information
In the second quarter of 2018, in recognition of the changes to the Company's business segments resulting from the addition of Almost Family and its subsidiaries through the Merger, the Company redefined its reporting segments to include (1) home health services, (2) hospice services, (3) home and community-based services, formerly referred to by the Company as community-based services, (4) facility-based services and (5) healthcare innovations (“HCI”).  In management’s opinion, this approach provides investors clarity and best aligns with the Company’s internal decision-making processes as viewed by the chief operating decision maker. Reportable segments have been identified based upon how management has organized the business by services provided to customers and how the chief operating decision maker manages the business and allocates resources, consistent with the criteria in ASC 280, Segment Reporting.
The home health segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  Approximately 72.9% of the home health services segment revenues were generated from the Medicare program, while the balance is generated from Medicaid and private insurance programs.
The hospice segment services are largely provided in patients’ homes and generally require specialized hospice nursing skills.  Hospice services segment revenues are generated on a per diem basis and are primarily from Medicare, which account for approximately 91.1% of hospice services segment revenues.
The home and community-based segment services includes traditional home and community-based services (generally provided by paraprofessional staff such as home health aides) which are generally of a custodial rather than skilled nature.  Home and community-based services segment revenues are generated on an hourly basis and are primarily from Medicaid, which account for approximately 24.7% of home and community-based services segment revenues.

The facility-based segment services includes services provided through LTACHs, a family health center, two pharmacies, a rural health clinic, and two physical therapy clinics. The facility-based services segment is reimbursed primarily by Medicare under the LTACH prospective payment system, which accounts for approximately 58.7% of facility-based services segment revenue.
The HCI segment combines reporting on the Company’s developmental activities outside its other business segments.  The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and certain assets operated by Advanced Care House Calls, which provides primary medical care for home-bound or home-limited patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office, (c) Ingenios Health Co., a Nurse-Practitioner-oriented and mobile technology-enabled health risk assessment company primarily serving managed care organizations, and (d) an investment in Care Journey (formerly NavHealth, Inc.), a population-health analytics company. These activities are intended ultimately, whether directly or indirectly, to benefit the Company’s patients and payors through the enhanced provision of services in the Company’s other segments.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements, including the adoption of ASU 2014-09.
The following tables summarize the Company’s segment information for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended June 30, 2018
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$360,276	$50,554	52,753	$28,304	$10,137	$502,024
Cost of service revenue	230,293	33,493	40,349	19,307	6,204	329,646
General and administrative expenses	99,162	14,613	11,777	11,088	4,710	141,350
Operating income (loss)	30,821	2,448	627	(2,091)	(777)	31,028
Interest expense	(2,256)	(473)	(158)	(159)	(156)	(3,202)
Income (loss) before income taxes and noncontrolling interest	28,565	1,975	469	(2,250)	(933)	27,826
Income tax expense	7,091	483	139	(313)	(230)	7,170
Net income (loss)	21,474	1,492	330	(1,937)	(703)	20,656
Less net income (loss) attributable to noncontrolling interests	3,810	412	(90)	(207)	(66)	3,859
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$17,664	$1,080	$420	$(1,730)	$(637)	$16,797
Total assets	$1,306,773	$189,447	$255,456	$66,665	$63,329	$1,881,670

	Three Months Ended June 30, 2017
	(as adjusted)
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$192,409	$37,851	$10,746	$16,529	$—	$257,535
Cost of service revenue	117,606	24,473	7,986	11,093	—	161,158
General and administrative expenses	55,268	10,743	2,261	5,280	—	73,552
Operating income	19,535	2,635	499	156	—	22,825
Interest expense	(630)	(126)	(42)	(42)	—	(840)
Income before income taxes and noncontrolling interest	18,905	2,509	457	114	—	21,985
Income tax expense	6,757	849	180	6	—	7,792
Net income	12,148	1,660	277	108	—	14,193
Less net income attributable to noncontrolling interests	2,266	480	5	138	—	2,889
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$9,882	$1,180	$272	$(30)	$—	$11,304
Total assets	$466,308	$138,519	$33,292	$34,547	$—	$672,666

	Six Months Ended June 30, 2018
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$564,463	$93,180	66,844	$58,454	$10,137	$793,078
Cost of service revenue	360,453	61,512	51,139	38,956	6,204	518,264
General and administrative expenses	165,452	27,910	15,075	20,234	4,710	233,381
Operating income	38,558	3,758	630	(736)	(777)	41,433
Interest expense	(3,343)	(690)	(230)	(232)	(157)	(4,652)
Income (loss) before income taxes and noncontrolling interest	35,215	3,068	400	(968)	(934)	36,781
Income tax expense	7,813	594	124	(154)	(230)	8,147
Net income (loss)	27,402	2,474	276	(814)	(704)	28,634
Less net income (loss) attributable to noncontrolling interests	6,047	829	(70)	102	(66)	6,842
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$21,355	$1,645	$346	$(916)	$(638)	$21,792

	Six Months Ended June 30, 2017
	(as adjusted)
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$373,067	$73,799	$21,287	$33,631	$—	$501,784
Cost of service revenue	229,692	47,746	15,934	22,156	—	315,528
General and administrative expenses	109,190	21,149	4,572	10,652	—	145,563
Operating income	34,185	4,904	781	823	—	40,693
Interest expense	(1,215)	(243)	(81)	(81)	—	(1,620)
Income before income taxes and noncontrolling interest	32,970	4,661	700	742	—	39,073
Income tax expense	11,010	1,508	263	184	—	12,965
Net income	21,960	3,153	437	558	—	26,108
Less net income attributable to noncontrolling interests	4,294	766	13	264	—	5,337
Net income attributable to LHC Group, Inc.’s common stockholders	$17,666	$2,387	$424	$294	$—	$20,771

12. Income Taxes

On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of “Tax Cuts and Jobs Act” or the “TCJA”. The TCJA is complex and significantly changes the U.S. corporate income tax system by, among other things, reducing the Federal corporate income tax rate from 35% to 21%. The effective tax rate for the six months ended June 30, 2018 and 2017 benefited from $0.9 million and $1.1 million, respectively, of excess tax benefits associated with stock-based compensation arrangements, which was offset by the effect of capitalized transaction costs related to the Merger during the six months ended June 30, 2018 of $0.9 million.

US GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company’s unrecognized tax benefits would affect the tax rate, if recognized.  The Company includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the consolidated balance sheets.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. The amounts recognized as of June 30, 2018 was $3.9 million.

13. Subsequent Events

Management has evaluated all events and transactions that occurred after June 30, 2018.  During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements, except as noted below:
On July 1, 2018, the Company purchased the remaining redeemable noncontrolling interest for one of its joint ventures for $7.0 million, with a short-term earn out provision, which could increase the purchase price to a maximum of $10.0 million.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after June 30, 2018;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any regulatory changes or anticipated regulatory changes;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business;

•	the impact of changes in future interpretations of fraud, anti-kickback, or other laws;

•	the integration of the Almost Family and the Company's business;

•	the cost savings, synergies, growth and other benefits from the Almost Family Merger, which may not be fully realized or may take longer to realize than expected; and

•	costs associated with the integration of the businesses of the Company and Almost Family, which could be higher than anticipated.
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
Unless the context otherwise requires, “we,” “us,” “our,” and the “Company” refer to LHC Group, Inc. and its consolidated subsidiaries (including, as a result of the Merger, those owned and operated by Almost Family).
OVERVIEW
General
We provide quality, cost-effective post-acute health care services to our patients. As of June 30, 2018, we have 777 service providers in 37 states within the continental United States. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services offered through our long-term acute care hospitals (“LTACHs”) and (5) healthcare innovations services. We intend to increase the number of service providers within each of our segments that we operate through continued acquisitions, joint ventures, and organic development.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of June 30, 2018, we operated 568 home health services locations, of which 313 are wholly-owned, 243 are majority-owned through equity joint ventures, three are under license lease arrangements, and the operations of the remaining nine locations are only managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of June 30, 2018, we operated 106 hospice locations, of which 60 are wholly-owned, 44 are majority-owned through equity joint ventures, and two are under license lease arrangements.
Through our home and community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of June 30, 2018, we operated 80 home and community-based services locations: 71 are wholly-owned and nine are majority-owned through an equity joint venture.
We provide facility-based services principally through our LTACHs. As of June 30, 2018, we operated 11 LTACHs with 12 locations, of which all but one are located within host hospitals. Of these facility-based services locations, two are wholly-owned, nine are majority-owned through equity joint ventures, and one location is managed by us. We also wholly-own and operate a family health center, two pharmacies, a rural health clinic, and three physical therapy clinics.

Our HCI segment reports on our developmental activities outside its other business segments.  The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, Long Term Solutions, Inc., and certain assets operated by Advanced Care House Calls, which provides primary medical care for home-bound or home-limited patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office, (c) Ingenios Health Co., a Nurse-Practitioner-oriented and mobile technology-enabled health risk assessment company primarily serving managed care organizations, and (d) an investment in Care Journey (formerly NavHealth, Inc.), a population-health analytics company. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have four HCI locations, of which three are wholly-owned, and one is majority-owned through an equity joint venture.
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of June 30, 2018, the Joint Commission had accredited 358 of our 568 home health services locations and 64 of our 106 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reporting segment	2018	2017	2018	2017
Home health services	71.8%	74.5%	71.2%	74.2%
Hospice services	10.1	14.8	11.7	14.8
Home and community-based services	10.5	4.2	8.4	4.3
Facility-based services	5.6	6.5	7.4	6.7
Healthcare innovations services	2.0	—	1.3	—
	100.0%	100.0%	100.0%	100.0%
Recent Developments
The reader is encouraged to review our detailed discussion of health care legislation and Medicare regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussions in Part I, Item 1, “Business; Government Regulation” and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2017, as supplemented in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
Home Health Services
On July 2, 2018, CMS released the proposed rule regarding payment rates for home health services provided during calendar year 2019. The national, standardized 60-day episode payment rate will increase to $3,151.22 in 2019. The proposed rule estimates an impact of 2.1% increase in payments due to the policy changes proposed in the rule. The rule implements a modified rural safeguard payment varying between 1.5% and 4.0% beginning in 2019 as prescribed by the Bipartisan Budget Act of 2018. The proposed rule also makes policy changes to the home health quality reporting program, the home health value based purchasing demonstration, the home health high cost outlier policy, and simplifies certification and recertification requirements. In addition, effective January 1, 2020, CMS is proposing to implement the Patient Driven Groupings Model ("PDGM"), which is a modification of the Home Health Groupings Model ("HHGM") that was published in the 2018 proposed rule but which was not finalized. The PDGM will shift home health payments to a 30-day payment period for which the national standardized rate would be set in the 2019 proposed rule.
Medicare Accountable Care Organizations (ACOs)
The Affordable Care Act established ACOs as a tool to improve quality and lower costs through increased care coordination in the Medicare fee-for-service (“FFS”) program, also known as “Original Medicare.”  The Medicare FFS program covers approximately 70% of the Medicare recipients or approximately 36 million eligible Medicare beneficiaries.  ACOs are typically formed as legal entities by groups of doctors and other healthcare providers who endeavor to work together to provide high quality services and care for their patients through three-year contracts with CMS.  Provider and beneficiary participation in an ACO is purely voluntary and Medicare beneficiaries retain their current ability to seek treatment from any provider they wish.  Beneficiaries are assigned to ACOs using an “attribution” model based on a plurality of services provided by the primary care physician.  Beneficiaries retain the right to use any doctor or hospital who accepts Medicare, at any time.
CMS established the Medicare Shared Savings Program (“MSSP”) to facilitate coordination and cooperation among providers to improve the quality of care for Medicare FFS beneficiaries and to reduce costs.  Eligible providers, hospitals, and suppliers may participate in the MSSP by creating, participating in or contracting with an ACO.  The MSSP is designed to improve beneficiary outcomes and increase value of care by (1) promoting accountability for the care of Medicare FFS beneficiaries, (2) requiring coordinated care for all services provided under Medicare FFS, and (3) encouraging investment in infrastructure and redesigned care processes.  The MSSP will reward ACOs that provide healthcare services at a cost for the ACO’s patients during a relevant measurement year that is below the ACO’s benchmark costs established by CMS, while also meeting performance standards on quality of care.  Under the final MSSP rules, Medicare is to reimburse individual providers and suppliers for specific items and services as Medicare currently does under the FFS payment methodologies.  MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO, if the ACO is to receive shared savings or for ACOs that have elected to accept responsibility for losses.  An ACO that meets the program’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below its own medical expenditure benchmark provided by CMS. The Company’s HCI services segment provides specialized management services to ACOs, and in return, the Company shares in any MSSP payments received by the ACO.
Seasonality
Our home health services segment operations in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations. In the second quarter of 2018, Florida operations generated approximately 9.7% of our net service revenue. Further, our third quarter falls within the "hurricane season" including the peak months of August and September. Our operations may thus be subject to periods of unexpected disruption, which may lower volumes and increase costs.
RESULTS OF OPERATIONS
Merger with Almost Family
On November 15, 2017, we entered into a definitive Agreement and Plan of Merger with Almost Family, providing for a "merger of equals" business combination between us and Almost Family, which we completed on April 1, 2018. The Merger created the second largest in-home healthcare provider in the country with an expanded geographic service territory of 36 states, which service territory contains over sixty percent (60%) of the U.S. population aged 65 and over and more than 770 locations, including those related to the 76 joint venture partnerships with health systems that consist of 336 hospitals.
Since the Merger was completed April 1, 2018, the first day of the Company’s second fiscal quarter, financial results of the Company for the six months ended June 30, 2018 include only one full fiscal quarter of revenues and operating income with Almost Family and its subsidiaries. The Company’s unaudited revenues and operating income for its second fiscal quarter of 2018, which included the financial results of Almost Family and its subsidiaries, was $502.0 million and $31.0 million, respectively. By comparison, for its second fiscal quarter of 2017, the Company (without combining the financial results of Almost Family and its subsidiaries) reported unaudited revenues and operating income of $257.5 million and $22.8 million, respectively, and Almost Family reported unaudited revenues and operating income of approximately $197.1 million and $9.8 million, respectively. Comparable unaudited pro forma second fiscal quarter operating results for 2017 reflected aggregate unaudited pro forma revenue and operating income of $454.7 million and $16.1 million, respectively. Unaudited pro forma information is for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the Merger had been completed as of the beginning of 2017. In addition, future results may vary from the results reflected in such information.
Three months ended June 30, 2018 compared to three months ended June 30, 2017
Consolidated financial statements
The following table summarizes our consolidated results of operations for the three months ended June 30, 2018 and 2017 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2018			2017			Increase (Decrease)
Net service revenue	$502,024			$257,535			$244,489
Cost of service revenue	329,646	65.7%		161,158	62.6%		168,488
General and administrative expenses	141,350	28.2		73,552	28.6		67,798
Interest expense	(3,202)			(840)			2,362
Income tax expense	7,170	27.1	(1)	7,792	41.0	(1)	(622)
Net income attributable to noncontrolling interests	3,859			2,889			970
Net income attributable to LHC Group, Inc.’s common stockholders	$16,797			$11,304			$5,493

(1)
Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders, excluding the excess tax benefits realized during the three months ended June 30, 2018 and 2017, of $0.2 million and $0.3 million, respectively and the effect of capitalized transaction costs related to the Merger during the three months ended June 30, 2018 of $0.9 million. The change in our effective tax rate in 2018 was a result of the passage and signing of the Tax Cuts and Job Act, which reduced the Federal corporate income tax rate.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended June 30, 2018 and the related change from the same period in 2017 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, and revenue excludes implicit price concessions):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$206,678	$1,521	$208,199	9.0%	$157,714	$365,913	88.6%
Revenue Medicare	$143,008	$1,344	$144,352	5.1	$119,362	$263,714	88.8
Admissions	50,024	296	50,320	7.9	43,585	93,905	98.0
Medicare Admissions	30,583	236	30,819	5.4	28,193	59,012	98.3
Average Census	43,207	278	43,485	2.3	33,223	76,708	77.8
Average Medicare Census	28,590	239	28,829	(1.0)	22,450	51,279	73.5
Home Health Episodes	53,277	435	53,712	2.4	42,658	96,370	81.0
Hospice services
Revenue	$39,022	$—	$39,022	1.6	$12,127	$51,149	32.8
Revenue Medicare	$34,652	$—	$34,652	(2.0)	$11,386	$46,038	29.7
Admissions	3,294	—	3,294	2.5	1,234	4,528	40.4
Medicare Admissions	2,851	—	2,851	2.4	1,091	3,942	41.3
Average Census	2,822	—	2,822	(6.5)	837	3,659	20.8
Average Medicare Census	2,603	—	2,603	(6.7)	769	3,372	20.5
Patient days	256,776	—	256,776	(6.5)	76,202	332,978	20.8
Home and community-based services
Revenue	$11,840	$—	$11,840	9.2	$41,924	$53,764	395.7
Billable hours	375,689	—	375,689	(1.4)	1,852,142	2,227,831	484.6
Facility-based services
LTACHs
Revenue	$17,727	$—	$17,727	25.2	$9,977	$27,704	95.7
Patient days	12,382	—	12,382	(5.3)	7,601	19,983	52.8
Other facility-based services
Revenue	$1,075	$—	$1,075	(59.2)	$—	$1,075	(59.2)
HCI
Revenue	$—	$—	$—	—	$10,137	$10,137	100.0
Consolidated
Revenue	$276,342	$1,521	$277,863	8.1	$231,879	$509,742	95.9

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less, including all legacy Almost Family locations for the period after April 1, 2018.
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
The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concession, to net service revenue recognized for the three months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended June 30,
	2018	% of Net Service Revenue	2017	% of Net Service Revenue
Revenue	$509,742		$260,210
Less: Implicit price concession	7,718	1.5%	2,675	1.0%
Net service revenue	$502,024		$257,535
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2018		2017
Home health services
Salaries, wages and benefits	$211,631	58.7%	$107,044	56.3%
Transportation	11,527	3.2	5,974	3.1
Supplies and services	7,135	2.0	4,588	2.4
Total	$230,293	63.9%	$117,606	61.8%
Hospice services
Salaries, wages and benefits	$24,564	48.6%	$17,189	44.7%
Transportation	1,872	3.7	1,534	4.1
Supplies and services	7,057	14.0	5,750	15.2
Total	$33,493	66.3%	$24,473	64.0%
Home and community-based services
Salaries, wages and benefits	$39,614	75.1%	$7,861	73.2%
Transportation	549	1.0	72	0.7
Supplies and services	186	0.4	53	0.5
Total	$40,349	76.5%	$7,986	74.4%
Facility-based services
Salaries, wages and benefits	$13,706	48.4%	$7,698	44.5%
Transportation	69	0.2	49	0.3
Supplies and services	5,532	19.5	3,346	20.2
Total	$19,307	68.1%	$11,093	65.0%
HCI
Salaries, wages and benefits	$6,021	59.4%	$—	—%
Transportation	163	1.6	—	—
Supplies and services	20	0.2	—	—
Total	$6,204	61.2%	—	—%
Consolidated
Total	$329,646	65.7%	$161,158	62.6%

Consolidated cost of service revenue for the three months ended June 30, 2018 was $329.6 million or 65.7% of net service revenue, compared to $161.2 million, or 62.6% of net service revenue, for the same period in 2017. Substantially all of the change in consolidated cost of service revenue was a result of the Merger and other acquisitions purchased during the latter part of 2017 and 2018. Consolidated cost of service revenue variances, excluding the acquisitions, were as follows:

•Home Health Segment -- Our same store cost of service revenue as a percentage of net service revenue increased 2.3%. This was due to in part to 1.0% Medicare reimbursement cuts recognized in 2018 and annual cost of living increases. In addition, a 0.5% increase in our implicit price concession, which affected our net service revenue.

•Hospice Segment -- Cost of service increased as a percentage of net service revenue due to annual cost of living increases and the decline in patient days.

General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2018		2017
Home health services
General and administrative	$96,791	26.9%	$53,137	27.6%
Depreciation and amortization	2,371	0.7	2,131	1.1
Total	$99,162	27.5%	$55,268	28.7%
Hospice services
General and administrative	$13,979	27.7%	$10,199	26.9%
Depreciation and amortization	634	1.3	544	1.4
Total	$14,613	28.9%	$10,743	28.3%
Home and community-based services
General and administrative	$11,582	22.0%	$2,149	20.0%
Depreciation and amortization	195	0.4	112	1.0
Total	$11,777	22.4%	$2,261	21.0%
Facility-based services
General and administrative	$10,351	36.6%	$4,908	29.7%
Depreciation and amortization	737	2.6	372	2.3
Total	$11,088	39.2%	$5,280	32.0%
HCI
General and administrative	$4,331	42.7%	$—	—%
Depreciation and amortization	379	3.7	—	—
Total	$4,710	46.4%	$—	—%
Consolidated
Total	$141,350	28.2%	$73,552	28.6%
Consolidated general and administrative expenses for the three months ended June 30, 2018 were $141.4 million, or 28.2% of net service revenue, compared to $73.6 million, or 28.6% of net service revenue, for the same period in 2017. Substantially all of the change in consolidated general and administrative expenses was a result of the Merger and other acquisitions purchased during the latter part of 2017 and 2018. The increase in general and administrative expenses in the facility-based services segment was due in part to the closure of two LTACH locations and the relocation of two other LTACH locations.

Six months ended June 30, 2018 compared to six months ended June 30, 2017
Consolidated financial statements
The following table summarizes our consolidated results of operations for the six months ended June 30, 2018 and 2017 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2018			2017			Increase (Decrease)
Net service revenue	$793,078			$501,784			$291,294
Cost of service revenue	518,264	65.3%		315,528	62.9%		202,736
General and administrative expenses	233,381	29.4		145,563	29.0		87,818
Interest expense	(4,652)			(1,620)			3,032
Income tax expense	8,147	27.5	(1)	12,965	41.0	(1)	(4,818)
Net income attributable to noncontrolling interests	6,842			5,337			1,505
Net income attributable to LHC Group, Inc.’s common stockholders	$21,792			$20,771			$1,021

(1)
Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders, excluding the excess tax benefits realized during the six months ended June 30, 2018 and 2017 of $0.9 million and $1.1 million, respectively. The change in our effective tax rate in 2018 was a result of the passage and signing of the Tax Cuts and Job Act, which reduced the Federal corporate income tax rate.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the six months ended June 30, 2018 and the related change from the same period in 2017 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, and revenue excludes implicit price concessions):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$400,360	$3,169	$403,529	9.0%	$169,913	$573,442	52.4%
Revenue Medicare	$278,322	$2,875	$281,197	4.9	$128,767	$409,964	50.5
Admissions	99,231	643	99,874	7.2	47,154	147,028	55.2
Medicare Admissions	60,885	525	61,410	4.8	30,630	92,040	54.5
Average Census	42,674	331	43,005	2.9	33,511	76,516	80.5
Average Medicare Census	28,388	284	28,672	(0.8)	22,618	51,290	75.0
Home Health Episodes	103,730	789	104,519	1.0	46,171	150,690	43.5
Hospice services
Revenue	$75,045	$—	$75,045	0.6	$19,472	$94,517	26.1
Revenue Medicare	$68,385	$—	$68,385	(1.4)	$17,281	$85,666	23.0
Admissions	6,469	—	6,469	3.8	2,113	8,582	36.7
Medicare Admissions	5,643	—	5,643	5.3	1,848	7,491	38.9
Average Census	2,497	—	2,497	(14.3)	902	3,399	16.2
Average Medicare Census	2,316	—	2,316	(14.1)	827	3,143	16.1
Patient days	500,478	—	500,478	(5.1)	114,720	615,198	16.2
Home and community-based services
Revenue	$23,597	$—	$23,597	8.9	$44,474	$68,071	214.3
Billable hours	766,687	—	766,687	1.8	1,939,927	2,706,614	259.5
Facility-based services
LTACHs
Revenue	$35,666	$—	$35,666	22.6	$20,190	$55,856	92.0
Patient days	25,652	—	25,652	(4.3)	15,385	41,037	53.1
Other facility-based services
Revenue	$3,699	$—	$3,699	(24.8)	$—	$3,699	(24.8)
HCI
Revenue	$—	$—	$—	—	$10,137	$10,137	100.0
Consolidated
Revenue	$538,367	$3,169	$541,536	8.2	$264,186	$805,722	59.0

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less, including all legacy Almost Family locations for the period after April 1, 2018.
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
The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concession, to net service revenue recognized for the six months ended June 30, 2018 and 2017 (amounts in thousands):

	Six Months Ended June 30,
	2018	% of Net Service Revenue	2017	% of Net Service Revenue
Revenue	$805,722		$506,828
Less: Implicit price concession	12,644	1.6%	5,044	1.0%
Net service revenue	$793,078		$501,784
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six Months Ended June 30,
	2018		2017
Home health services
Salaries, wages and benefits	$330,297	58.5%	$208,816	56.0%
Transportation	18,033	3.2	11,793	3.2
Supplies and services	12,123	2.1	9,083	2.4
Total	$360,453	63.8%	$229,692	61.6%
Hospice services
Salaries, wages and benefits	$45,053	48.4%	$33,277	45.1%
Transportation	3,496	3.8	2,967	4.0
Supplies and services	12,963	13.9	11,502	15.6
Total	$61,512	66.1%	$47,746	64.7%
Home and community-based services
Salaries, wages and benefits	$50,261	75.2%	$15,694	73.7%
Transportation	639	1.0	139	0.7
Supplies and services	239	0.4	101	0.5
Total	$51,139	76.6%	$15,934	74.9%
Facility-based services
Salaries, wages and benefits	$27,362	46.8%	$15,316	45.5%
Transportation	148	0.3	117	0.3
Supplies and services	11,446	19.6	6,723	20.0
Total	$38,956	66.7%	$22,156	65.9%
HCI
Salaries, wages and benefits	$6,021	59.4%	$—	—%
Transportation	163	1.6	—	—
Supplies and services	20	0.2	—	—
Total	$6,204	61.2%	$—	—%
Consolidated
Total	$518,264	65.3	$315,528	62.9

Consolidated cost of service revenue for the six months ended June 30, 2018 was $518.3 million or 65.3%of net service revenue, compared to $315.5 million, or 62.9% of net service revenue, for the same period in 2017. Substantially all of the change in consolidated cost of service revenue was a result of the Merger and other acquisitions purchased during the latter part of 2017 and 2018. Consolidated cost of service revenue variances, excluding the acquisitions, were as follows:

•Home Health Segment -- Our same store cost of service revenue as a percentage of net service revenue increased 2.8%, which was due in part to 1.0% Medicare reimbursement cuts recognized in 2018 and annual cost of living increases. In addition, a 0.6% increase in our implicit price concession, which affected our net service revenue.

•Hospice Segment -- Cost of service increased as a percentage of net service revenue due to annual cost of living increases and the decline in patient days.

General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six Months Ended June 30,
	2018		2017
Home health services
General and administrative	$160,902	28.5%	$104,959	28.1%
Depreciation and amortization	4,550	0.8	4,231	1.1
Total	$165,452	29.3%	$109,190	29.2%
Hospice services
General and administrative	$26,773	28.7%	$19,978	27.1%
Depreciation and amortization	1,137	1.2	1,171	1.6
Total	$27,910	29.9%	$21,149	28.7%
Home and community-based services
General and administrative	$14,766	22.1%	$4,348	20.4%
Depreciation and amortization	309	0.5	224	1.1
Total	$15,075	22.6%	$4,572	21.5%
Facility-based services
General and administrative	$19,188	32.8%	$9,776	29.1%
Depreciation and amortization	1,046	1.8	876	2.6
Total	$20,234	34.6%	$10,652	31.7%
HCI
General and administrative	$4,331	42.7%	$—	—%
Depreciation and amortization	379	3.7	—	—
Total	$4,710	46.4%	$—	—%
Consolidated
Total	$233,381	29.4%	$145,563	29.0%
Consolidated general and administrative expenses for the six months ended June 30, 2018 were $233.4 million or 29.4% of net service revenue, compared to $145.6 million, or 29.0% of net service revenue, for the same period in 2017. Substantially all of the change in consolidated general and administrative expenses was a result of the Merger and other acquisitions purchased during the latter part of 2017 and 2018. The increase in general and administrative expenses in the facility-based services segment was due in part to the closure of two LTACH locations and the relocation of two other LTACH locations.
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
The following table summarizes changes in cash (amounts in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$29,698	$42,776
Investing activities	(674)	(28,568)
Financing activities	(16,503)	(10,504)
Cash provided by operating activities and cash used in investing activities varied due to net changes in operating assets and liabilities primarily related to acquisitions acquired in 2017. Cash used in financing activities changed primarily due to the line of credit activity.
Indebtedness
During the period from January 1, 2018 through April 1, 2018, we maintained our revolving line of credit through a credit facility agreement with Capital One, National Association which had a scheduled maturity of June 18, 2019 (the "Prior Credit Facility"). The interest rate for borrowing under the Prior Credit Facility was a variable rate which is a function of the prime rate (base rate) or London Interbank Offered Rate ("LIBOR") as elected by us, plus the applicable margin based on the Leverage Ratio.
On March 30, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., which was effective on April 2, 2018 (the "New Credit Agreement"). The New Credit Agreement provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $500.0 million, which includes an additional $200.0 million accordion expansion feature, and a letter of credit sub-limit equal to $50.0 million. The expiration date of the New Credit Agreement is March 30, 2023. Our obligations under the New Credit Agreement are secured by substantially all of the assets of the Company and its wholly-owned subsidiaries, which assets include the Company’s equity ownership of its wholly-owned subsidiaries and its equity ownership in joint venture entities. Our wholly-owned subsidiaries also guarantee the obligations of the Company under the New Credit Agreement. Debt issuance costs of $1.9 million were capitalized with the New Credit Agreement and will be amortized through March 30, 2023, the termination date for the New Credit Agreement.
Revolving loans under the New Credit Agreement bear interest at, as selected by us, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day, and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at the same time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon our consolidated Leverage Ratio, as defined in the New Credit Agreement. The effective interest rates on our borrowings under the New Credit Agreement were 3.85% as of June 30, 2018.
On April 2, 2018, in connection with the consummation of the Merger, we borrowed approximately $247.4 million under the New Credit Agreement to (i) repay the approximately $107.3 million of outstanding borrowings under Almost Family’s prior credit facility with JPMorgan Chase Bank, N.A., which was terminated in connection with the Merger, (ii) repay the approximately $125.1 million of outstanding borrowings under the Prior Credit Facility, which was also terminated in connection with the Merger, and (iii) pay certain debt issuance and repayment costs and Merger related fees and expenses.
At December 31, 2017, we had $144.0 million drawn and letters of credit outstanding in the amount of $9.6 million under our Prior Credit Facility. As of June 30, 2018, we had $242.0 million drawn and letters of credit outstanding in the amount of $25.1 million under the New Credit Agreement, and had approximately $232.9 million of remaining borrowing capacity available under the New Credit Agreement.
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
Our New Credit Agreement contains customary affirmative, negative and financial covenants, which are subject to customary carve-outs, thresholds, and materiality qualifiers. The Credit Facility allows us to make certain restricted payments within certain parameters provided we maintain compliance with those financial ratios and covenants after giving effect to such restricted payments or, in the case of repurchasing shares of its stock, so long as such repurchases are within certain specified baskets.
Our New Credit Agreement also contains customary events of default, which are subject to customary carve-outs, thresholds, and materiality qualifiers. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.
At June 30, 2018, we were in compliance with all debt covenants.
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
Malpractice, employment practices, and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through June 30, 2018 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure.

We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with a deductible of $1.0 million per security claim and $0.5 million on other claims. Pursuant to the terms of the Agreement and Plan of Merger with Almost Family, for six years following the Merger, the Company will maintain in effect Almost Family’s directors’ and officers’ liability insurance policy covering each person covered by such policy for acts or omissions occurring prior to and through the effective time of the Merger. In lieu of maintaining Almost Family’s policies, the Company may (i) substitute policies of an insurance company with the same or better rating as Almost Family’s insurance carrier, the material terms of which, including coverage and amount, are no less favorable in any material respect than Almost Family’s policies as of the effective date of the Merger, or (ii) obtain extended reporting period coverage under Almost Family’s insurance programs for a period of six years after the effective time of the Merger.
We estimate our liabilities related to these programs using the most current information available. As claims develop, we may need to change the recorded liabilities and change our estimates. These changes and adjustments could be material to our financial statements, results of operations and financial condition.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $1.0 million for the six months ended June 30, 2018.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of June 30, 2018.
Changes in Internal Controls Over Financial Reporting
Except in connection with the orderly integration of the operations and financial reporting of Almost Family following the Merger, there have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarterly period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On April 1, 2018, the Company completed the Merger. The Company is in the process of integrating Almost Family into the Company's existing internal control environment. As permitted by the SEC, the Company expects to exclude Almost Family from the assessment of internal control over financial reporting as of December 31, 2018.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
For a discussion of legal proceedings, see Note 8 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS.
Important risk factors that could affect the Company’s operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A., “Risk Factors” of the Company’s 2017 Annual Report on Form 10-K. Those risk factors are supplemented by those discussed under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in Part I, Item 2 of this report. Furthermore, as a result of the Merger with Almost Family and recent regulatory developments, the risk factors discussed below have been identified as additional risk factors to those previously reported in the Company’s 2017 Annual Report on Form 10-K (dollars in thousands).
Portions of our Healthcare Innovations (HCI) segment compete in relatively new and developing markets, face larger more well-capitalized competitors, and rely on small numbers of relatively large customers.
The Company’s HCI segment is used to report on the Company’s developmental activities other than home health, hospice, home and community-based services, and facility-based services.  The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and certain assets operated by Advanced Care House Calls, which provides primary medical care for home-bound or home-limited patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office (c) Ingenios Health Co., a Nurse-Practitioner-oriented and mobile technology-enabled health risk assessment company primarily serving managed care organizations, and (d) an investment in Care Journey (formerly NavHealth, Inc.), a population-health analytics company. Portions of our HCI segment compete in new and developing markets with new competitors or solutions developed and introduced to the market regularly.  Such new products may capture market share more quickly or may have access to more capital than the capital we have allocated for such projects.  Our efforts to bring new solutions to the market may prove unsuccessful, may prove to be unprofitable, or may prove to be costlier to bring to market than anticipated.  Our investments in these activities are highly speculative in nature and subject to loss.  Specifically, our assessment subsidiary competes with larger, better capitalized competitors, while also being particularly reliant on a small number of large customers, the loss of which could significantly and adversely impact its results.
We have invested in development stage companies which may require further funding to support their respective business plans, which may ultimately prove unsuccessful.
In conjunction with the Merger, we obtained controlling interests in (a) Imperium Health Management, LLC, an ACO enablement and management company, (b) Ingenios Health Co. a provider of in-home technology enabled in-home clinical assessments, (c) Long Term Solutions, Inc., a provider of in-home nursing assessments for the long-term care insurance industry; and certain assets operated by Advanced Care House Calls, which provides primary medical care for home-bound or home-limited patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office, as well as (d) a noncontrolling interest in Care Journey (formerly NavHealth, Inc.), a development stage analytics and software company.  These investments are highly speculative, at risk and we may choose to make further investments, all of which may ultimately provide no return and could lead to a total loss of our investment.   These investments collectively comprise our HCI segment.
Our HCI segment provides strategic health management services to Accountable Care Organizations (“ACOs”) that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  ACOs are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. In addition to our ownership interests in ACOs, we also have management service agreements with ACOs that provide for sharing of MSSPs received by the ACOs, if any.
Notwithstanding our efforts, our ACOs may be unable to meet the required savings rates or may not satisfy the quality measures and efforts to drive other revenue may not cover operating costs of these investments.  In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may have a material adverse effect on our ability to recoup any of our investments.  Further, there can be no assurance that we will maintain positive relations with our ACO partners or significant customers, which could result in a loss of our investment.
In addition, CMS, the OIG, the Internal Revenue Service, the Federal Trade Commission, US Department of Justice, and various states have adopted or are considering adopting new legislation, rules, regulations and guidance relating to formation and operation of ACOs.  Such laws may, among other things, require ACOs to become subject to financial regulation such as maintaining deposits of assets with the states in which they operate, the filing of periodic reports with the insurance department and/or department of health, or holding certain licenses or certifications in the jurisdictions in which the ACOs operate.  Failure to comply with legal or regulatory restrictions may result in CMS terminating the ACO's agreement with CMS and/or subjecting the ACO to loss of the right to engage in some or all business in a state, payments fines or penalties, or may implicate federal and state fraud and abuse laws relating to anti-trust, physician fee-sharing arrangements, anti-kickback prohibitions, prohibited referrals, any of which may adversely affect our operations and/or profitability.
We develop portions of our clinical software system in-house. Failure of, or problems with, our system could harm our business and operating results.
We develop and utilize a proprietary clinical software system to collect assessment data, log patient visits, generate medical orders, and monitor treatments and outcomes in accordance with established medical standards.  The system integrates billing and collections functionality as well as accounting, human resource, payroll, and employee benefits programs provided by third parties.  Problems with, or the failure of, our technology and systems could negatively impact data capture, billing, collections, and management and reporting capabilities.  Any such problems or failures could adversely affect our operations and reputation, result in significant costs to us, and impair our ability to provide our services in the future.  The costs incurred in correcting any errors or problems may be substantial and could adversely affect our profitability.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 6.    EXHIBITS.

2.1
Agreement and Plan of Merger, dated as of November 15, 2017, by and among LHC Group, Inc., Hammer Merger Sub, Inc., and Almost Family, Inc. (previously filed as Exhibit 2.1 to LHC Group's Form 8-K filed on November 16, 2017).

3.1	Amended and Restated Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to LHC Group’s Form 8-K filed on April 2, 2018).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to LHC Group’s Form 10-Q filed on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to LHC Group’s Form S-1/ A (File No. 333-120792) filed on February 14, 2005).

10.1
Senior Secured Credit Facility, dated March 30, 2018, between LHC Group, Inc., the Lenders Party Thereto, JPMorgan Chase Bank, N.A., and Capital One, National Association (previously filed as Exhibit 10.1 to LHC Group’s Form 8-K filed April 2, 2018).

10.2	LHC Group, Inc. 2018 Incentive Plan (previously filed as Appendix A to LHC Group's definitive Proxy Statement on Schedule 14A filed on April 27, 2018).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joshua L. Proffitt, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

LHC GROUP, INC.

Date: August 2, 2018	/s/ Joshua L. Proffitt
Joshua L. Proffitt
Executive Vice President and Chief Financial Officer (Principal financial officer)