Form 10-Q
period 2018-09-30
LHC Group, Inc
filed 2018-11-01
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of October 30, 2018: 31,373,967 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$56,973	$2,849
Receivables:
Patient accounts receivable	258,254	161,898
Other receivables	9,929	3,163
Amounts due from governmental entities	830	830
Total receivables	269,013	165,891
Prepaid income taxes	—	7,006
Prepaid expenses	23,058	13,042
Other current assets	18,139	12,177
Total current assets	367,183	200,965
Property, building and equipment, net of accumulated depreciation of $52,804 and $43,565, respectively	66,315	46,453
Goodwill	1,152,232	392,601
Intangible assets, net of accumulated amortization of $14,789 and $13,041, respectively	301,411	134,610
Assets held for sale	2,850	—
Other assets	20,773	19,073
Total assets	$1,910,764	$793,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$63,741	$39,750
Salaries, wages, and benefits payable	113,430	44,747
Self-insurance reserve	33,456	12,450
Income tax payable	877	—
Current portion of long-term debt	12,552	286
Amounts due to governmental entities	4,508	5,019
Total current liabilities	228,564	102,252
Deferred income taxes	25,184	27,466
Income taxes payable	2,596	—
Revolving credit facility	242,000	144,000
Long term notes payable	989	—
Total liabilities	499,333	273,718
Noncontrolling interest — redeemable	14,737	13,393
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 60,000,000 and 40,000,000 shares authorized in 2018 and 2017, respectively; 35,632,076 and 22,640,046 shares issued in 2018 and 2017, respectively	356	226
Treasury stock — 4,958,423 and 4,890,504 shares at cost, respectively	(48,968)	(42,249)
Additional paid-in capital	935,158	126,490
Retained earnings	407,423	364,401
Total LHC Group, Inc. stockholders’ equity	1,293,969	448,868
Noncontrolling interest — non-redeemable	102,725	57,723
Total equity	1,396,694	506,591
Total liabilities and equity	$1,910,764	$793,702
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net service revenue	$507,043	$269,678	$1,300,121	$771,462
Cost of service revenue	322,196	172,856	831,818	488,384
Gross margin	184,847	96,822	468,303	283,078
General and administrative expenses	149,917	75,492	391,940	221,054
Operating income	34,930	21,330	76,363	62,024
Interest expense	(3,264)	(995)	(7,916)	(2,615)
Income before income taxes and noncontrolling interest	31,666	20,335	68,447	59,409
Income tax expense	6,685	7,445	14,832	20,410
Net income	24,981	12,890	53,615	38,999
Less net income attributable to noncontrolling interests	3,751	1,984	10,593	7,321
Net income attributable to LHC Group, Inc.’s common stockholders	$21,230	$10,906	$43,022	$31,678
Earnings per share attributable to LHC Group, Inc.'s common stockholders:
Basic	$0.69	$0.61	$1.63	$1.79
Diluted	$0.68	$0.61	$1.61	$1.77
Weighted average shares outstanding:
Basic	30,750,227	17,740,818	26,393,337	17,704,561
Diluted	31,083,815	18,010,522	26,640,774	17,931,700

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2017	$226	22,640,046	$(42,249)	(4,890,504)	$126,490	$364,401	$57,723	$506,591
Net income (1)	—	—	—	—	—	43,022	3,308	46,330
Acquired noncontrolling interest	—	—	—	—	—	—	38,145	38,145
Noncontrolling interest distributions	—	—	—	—	—	—	(1,663)	(1,663)
NCI acquired, net of sales	—	—	—	—	5,041	—	5,212	10,253
Nonvested stock compensation	—	—	—	—	7,336	—	—	7,336
Restricted stock vesting	2	211,355	—	—	(2)	—	—	—
Treasury shares redeemed to pay income tax	—	—	(6,719)	(67,919)	—	—	—	(6,719)
Merger consideration	127	12,765,288	—	—	795,278	—	—	795,405
Issuance of common stock under Employee Stock Purchase Plan	1	15,387	—	—	1,015	—	—	1,016
Balance as of September 30, 2018	$356	35,632,076	$(48,968)	(4,958,423)	$935,158	$407,423	$102,725	$1,396,694

(1)
Net income excludes net income attributable to noncontrolling interest-redeemable of $7.3 million during the nine months ending September 30, 2018. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$53,615	$38,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,986	9,680
Stock-based compensation expense	7,336	4,522
Deferred income taxes	2,915	6,245
(Loss) gain on disposal of assets	4	(23)
Impairment of intangibles and other	1,123	81
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(5,693)	(11,331)
Prepaid expenses and other assets	(7,489)	(3,859)
Prepaid income taxes	9,710	(4,879)
Accounts payable and accrued expenses	13,862	26,038
Income taxes payable	(313)	(3,499)
Net amounts due to/from governmental entities	(722)	(279)
Net cash provided by operating activities	86,334	61,695
Investing activities:
Purchases of property, building and equipment	(18,889)	(7,944)
Cash acquired from business combination, net of cash paid	9,070	(61,247)
Net cash used in investing activities	(9,819)	(69,191)
Financing activities:
Proceeds from line of credit	292,084	63,000
Payments on line of credit	(300,884)	(31,000)
Proceeds from employee stock purchase plan	1,015	776
Payments on debt	(196)	(192)
Payments on deferred financing fees	(1,881)	—
Noncontrolling interest distributions	(8,720)	(8,406)
Withholding taxes paid on stock-based compensation	(6,719)	(3,091)
Purchase of additional controlling interest	(412)	(184)
Sale of noncontrolling interest	3,322	251
Net cash provided by (used in) financing activities	(22,391)	21,154
Change in cash	54,124	13,658
Cash at beginning of period	2,849	3,264
Cash at end of period	$56,973	$16,922
Supplemental disclosures of cash flow information:
Interest paid	$6,127	$2,694
Income taxes paid	$2,929	$22,376
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
As of September 30, 2018, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements (including, as a result of the Merger, those owned and operated by Almost Family), operated 771 service locations in 36 states within the continental United States.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, and the related unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2018 and 2017, condensed consolidated statement of changes in equity for the nine months ended September 30, 2018, condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, and related notes (collectively, these financial statements are referred to as the "interim financial statements" and together with the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
The accompanying unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2018, include the results of operations for Almost Family for the period April 1, 2018 to September 30, 2018. The accompanying unaudited condensed consolidated balance sheet at September 30, 2018 includes the preliminary valuation of the assets acquired and liabilities assumed in connection with the Merger. See Note 3 of the Notes to Condensed Consolidated Financial Statements.
Reclassification
Certain acquired employee salaries that were previously classified in costs of service revenue for the second quarter of 2018 were reclassified into general and administrative expenses for the three and nine months ended September 30, 2018 to align with the Company's historical presentation of such job functions as employee roles were clarified during the payroll integration process.
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
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity:

	Three Months Ended September 30,		Nine Months Ended September 30,
Ownership type	2018	2017	2018	2017
Wholly-owned subsidiaries	59.5%	50.6%	57.5%	52.1%
Equity joint ventures	39.5	47.5	41.3	46.1
Other	1.0	1.9	1.2	1.8
	100.0%	100.0%	100.0%	100.0%
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
The Company has various management services agreements under which the Company manages certain operations of agencies. The Company only consolidates these agencies if the Company has an ownership interest and an obligation to absorb the majority of losses, or right to receive the majority of the benefits from the entities that own the agencies.
Revenue Recognition
Basis of Presentation
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09") on January 1, 2018 on a full retrospective basis, which required the Company to present the prior comparable period as adjusted. The adoption of the standard did not have a material impact on the Company's interim financial statements. The Company did not adjust the opening balance of retained earnings to account for the implementation of the requirements of this standard as there are no timing differences related to the recognition of implicit price concessions as part of net service revenue. All amounts previously classified as provision for bad debts were reclassified within the Company's net service revenue. For the three and nine months ended September 30, 2018, the Company recorded $7.1 million and $19.7 million, respectively, of implicit price concessions as a direct reduction of net service revenue that would have been recorded as provision for bad debts prior to the adoption of ASU 2014-09.
Adoption of the standard impacted the Company's previously reported results as follows (amounts in thousands):

	As previously reported	Adjustment for ASU 2014-09	As adjusted
	As of December 31, 2017
Condensed Consolidated Balance Sheets
Patient accounts receivable	$161,898	$—	$161,898
Allowance for uncollectible accounts	23,556	(23,556)	—
	Three Months Ended September 30, 2017
Condensed Consolidated Statements of Income:
Net service revenue	272,872	(3,194)	269,678
Provision for bad debts	3,194	(3,194)	—
Net income attributable to LHC Group, Inc.'s common stockholders	10,906	—	10,906
	Nine Months Ended September 30, 2017
Condensed Consolidated Statements of Income:
Net service revenue	779,700	(8,238)	771,462
Provision for bad debts	8,238	(8,238)	—
Net income attributable to LHC Group, Inc.'s common stockholders	31,678	—	31,678
Condensed Consolidated Statements of Cash Flows:
Provision for bad debts	8,238	(8,238)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(19,569)	8,238	(11,331)
Net service revenue equals the consideration the Company expects to receive in exchange for providing services. Such consideration is due from Medicare, Medicaid, Managed Care, Commercial customers, and others for services rendered, and includes, among other things, implicit price concessions for retroactive revenue adjustments due to actual payments from third-party payors, settlement of audits, and reviews. The estimated uncollectible amounts due from these payors are considered implicit price concessions that are a direct reduction to net service revenue. The Company assesses the patient's ability to pay for their healthcare services at the time of patient admission based on the Company's verification of the patient's insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare contributes to the net service revenue of the Company’s home health, hospice, facility-based, and healthcare innovations services. Medicaid and other payors contribute to the net service revenue of all of the Company's segments.
Performance obligations are determined based on the nature of the services provided by the Company. The majority of the Company's performance obligation is to provide services to each patient based on medical necessity and identifies the bundle of services to be provided to achieve the goals established in the contract, while the healthcare innovations segment's performance obligation is largely to provide services under customer contracts. Further detail by segment is outlined below. Revenue for performance obligations is satisfied over time and recognized based on actual charges incurred in relation to total expected charges over the measurement period of the performance obligation, which depicts the transfer of services and related benefits received by the patient and customers over the term of the contract to satisfy the obligations. The Company measures the satisfaction of the performance obligation as services are provided.
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
The Company determines the transaction price for the majority of its performance obligations based on gross charges for services provided, reduced by contractual adjustments provided to third-party payors and implicit price concessions. The Company determines estimates of contractual adjustments and implicit price concessions based on historical collection experience. Estimates of contractual allowance and implicit price concessions are periodically reviewed to ensure they encompass the Company's current contract terms, are reflective of the Company's current patient mix, and are indicative of the Company's historic collections to ensure net service revenue is recognized at its net realizable value.

The following table sets forth the percentage of net service revenue earned by category of payor for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Home health:
Medicare	72.0%	72.5%	72.2%	72.8%
Medicaid	1.2	1.1	1.3	1.2
Managed Care, Commercial, and Other	26.8	26.4	26.5	26.0
	100.0%	100.0%	100.0%	100.0%
Hospice:
Medicare	88.4%	92.1%	90.5%	93.0%
Medicaid	1.0	—	0.7	0.4
Managed Care, Commercial, and Other	10.6	7.9	8.8	6.6
	100.0%	100.0%	100.0%	100.0%
Home and Community-Based Services:
Medicaid	23.8%	22.3%	23.4%	19.1%
Managed Care, Commercial, and Other	76.2	77.7	76.6	80.9
	100.0%	100.0%	100.0%	100.0%
Facility-Based Services:
Medicare	56.7%	63.2%	59.9%	64.0%
Managed Care, Commercial, and Other	43.3	36.8	40.1	36.0
	100.0%	100.0%	100.0%	100.0%
HCI:
Medicare	16.8%	—%	21.1%	—%
Medicaid	0.2	—	0.3	—
Managed Care, Commercial, and Other	83.0	—	78.6	—
	100.0%	—%	100.0%	—%
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
Contingent Service Revenues
The Company’s Healthcare Innovations segment provides strategic health management services to Accountable Care Organizations (“ACOs”) that have been approved to participate in the Medicare Shared Savings Program (“MSSP.”)  The HCI segment has service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any.  ACOs are legal entities that contract with Centers for Medicare and Medicaid Services ("CMS") to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for individuals, improving health for populations and lowering costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each year. During the three months ended September 30, 2018, the HCI segment recorded net service revenue of $3.7 million related to the 2017 ACO service periods, as certain ACO's served by the HCI segment received unembargoed calculations from CMS confirming the performance obligation had been met. As of September 30, 2018, no net service revenue was recognized related to potential MSSP payments for savings generated for the program periods that will end December 31, 2018, if any, as it remains unclear as to if performance obligation has been met by any ACO's served by the HCI segment.

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
The following table sets forth shares used in the computation of basic and diluted per share information and, with respect to the data provided for the three and nine months ended September 30, 2018, includes shares of the Company issued to former stockholders of Almost Family in connection with the Merger. See Note 3 of the Notes to Condensed Consolidated Financial Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average number of shares outstanding for basic per share calculation	30,750,227	17,740,818	26,393,337	17,704,561
Effect of dilutive potential shares:
Nonvested stock	333,588	269,704	247,437	227,139
Adjusted weighted average shares for diluted per share calculation	31,083,815	18,010,522	26,640,774	17,931,700
Anti-dilutive shares	16,470	—	58,192	137,400

Effective April 1, 2018, in conjunction with the Merger, the Company increased the authorized number of common shares to 60.0 million.

Assets Held for Sale
As of September 30, 2018, assets held for sale includes the land and building and all related equipment and fixtures of one closed hospice facility, which was acquired in the Merger that the Company is actively marketing and intends to sell.

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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02") which requires lessees to recognize leases with terms exceeding 12 months on the Company's Condensed Consolidated Balance Sheet. Qualifying leases will be classified as finance or operating right-of-use ("ROU") assets and lease liabilities. The new standard is effective on January 1, 2019. Early adoption is permitted. ASU 2016-02 provides a number of optional practical expedients in transition. The Company expects: i) to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs, ii) not to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us, iii) to elect all of the new standard’s available transition practical expedients. The Company expects this standard to have a significant increase in total assets and total liabilities. While the Company continues to assess all of the effects of adoption, the most significant effects relate to the recognition of ROU assets and lease liabilities on our balance sheet for our operating leased office space and copiers for locations in each segment. The Company continues to evaluate the impact of new disclosures about our leasing activities required under ASU-2016-02; and further, does not expect a significant change in its leasing activities between now and adoption. ASU 2016-02 also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for certain medical devices and storage space leases that qualify, which means it will not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.
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

Preliminary merger consideration
Stock	$795,412
Preliminary fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$16,547
Patient accounts receivable	95,185
Prepaid income taxes	2,705
Prepaid expenses and other current assets	9,466
Property and equipment	11,144
Trade name	76,090
Certificates of need/licenses	77,975
Customer relationships	13,970
Assets held for sale	2,850
Deferred income taxes	5,197
Accounts payable	(37,014)
Accrued other liabilities	(62,397)
Seller notes payable	(13,571)
NCI- Redeemable	(8,034)
Long term income taxes payable	(3,786)
Line of credit	(106,800)
NCI- Nonredeemable	(34,969)
Other assets and (liabilities), net	98
Total identifiable assets and liabilities	44,656
Preliminary goodwill	$750,756
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
The other identifiable assets include customer relationships that are amortized over 20 years. Customer relationships was valued using the multi period excess earnings method. Noncontrolling interest is valued at fair value.
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

	Pro forma - unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net service revenue	$507,043	$460,284	$1,504,087	$1,357,111
Net income attributable to the Company	21,230	14,076	58,882	43,257
Diluted earnings per share	$0.68	$0.84	$1.89	$1.39
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
Transaction costs associated with the Merger that were incurred by the Company during the nine months ended September 30, 2018 are being expensed as incurred and are presented in the condensed consolidated statements of income as general and administrative expenses. These expenses include investment banking, legal, accounting, and other third party transaction costs associated with the Merger, including preparation for regulatory filings and shareholder approvals. During the nine months ended September 30, 2018, the Company incurred $27.1 million of transaction, transition, and integration costs related to the Merger.
4. Other Acquisitions and Joint Venture Activities

The Company acquired the majority-ownership of five home health agencies and one hospice agency during the nine months ended September 30, 2018. The total aggregate purchase price for these transactions was $7.8 million, of which $7.5 million was primarily paid in cash. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows. Substantially all of the preliminary allocation of the purchase price for the acquisitions were allocated to goodwill of $8.8 million, indefinite lived intangibles-trade names of $1.3 million, and Certificates of need/licenses of $1.1 million. Acquired noncontrolling interest was $3.8 million.

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

During the nine months ended September 30, 2018, the Company sold ownership interests in four of its wholly-owned subsidiaries. The total sales prices of such ownership interests were $3.8 million, all of which were accounted for as equity transactions, resulting in the Company reducing additional paid in capital by $2.7 million.

During the nine months ended September 30, 2018, the Company purchased additional ownership interests in two of its equity joint venture subsidiaries. The total consideration for the purchase of such ownership interests was $8.1 million, of which $7.7 million was paid in shares of the Company's common stock. These transactions were accounted for as equity transactions, resulting in the Company increasing additional paid in capital by $7.7 million.
5. Goodwill and Intangibles
The changes in recorded goodwill by reporting unit for the nine months ended September 30, 2018 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Home and community-based services reporting unit	Facility-based reporting unit	HCI reporting unit	Total
Balance as of December 31, 2017	$261,456	$88,814	$28,541	$13,790	$—	$392,601
Acquisitions	543,337	27,888	142,734	—	42,817	756,776
Noncontrolling interests	2,314	506	—	—	—	2,820
Adjustments and disposals............................................	(369)	—	—	404	—	35
Balance as of September 30, 2018	$806,738	$117,208	$171,275	$14,194	$42,817	$1,152,232
    The allocation of goodwill from acquisitions for each reporting unit is preliminary and subject to change once the valuation analysis required by ASC 805, Business Combinations is finalized. The Company recorded $1.1 million of disposal of goodwill and intangible assets during the nine months ended September 30, 2018 due to the closure of underperforming locations. Such costs were recorded in general and administrative expenses.
Intangible assets consisted of the following as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	Indefinite lived assets		Definite lived assets
	Trade Names	Certificates of Need	Trade Names	Customer Relationships	Non-compete	Total
Balance as of December 31, 2017	$78,299	$53,493	$2,580	$—	$238	$134,610
Acquisitions	77,463	78,785	—	13,970	178	170,396
Amortization	—	—	(1,103)	(457)	(188)	(1,748)
Adjustments & disposals	—	(1,847)	—	—	—	(1,847)
Balance as of September 30, 2018	$155,762	$130,431	$1,477	$13,513	$228	$301,411

Remaining useful lives for trade names, customer relationships, and non-compete agreements were 9.1, 19.5 and 3.0 years, respectively, at September 30, 2018. Similar amounts at December 31, 2017 were 10.3 and 2.1 years for trade names and non-compete agreements, respectively.

Intangible assets (net of accumulated amortization) in the amount of $217.3 million were related to the home health services segment, $37.0 million were related to the hospice services segment, $24.0 million were related to the home and community-based services segment, $4.1 million were related to the facility-based services segment, and $19.0 million were related to the HCI services segment as of September 30, 2018. Amortization expense was recorded in general and administrative expenses.
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
Revolving loans under the New Credit Agreement with JPMorgan Chase Bank, N.A. bear interest at, as selected by the Company, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5% (2) the Prime Rate in effect on such day and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum, with pricing varying based on the Company's quarterly consolidated Leverage Ratio (as defined in the New Credit Agreement). Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon the Company’s quarterly consolidated Leverage Ratio. The Base Rate as of September 30, 2018 was 5.75% and the LIBOR rate was 3.88%. As of September 30, 2018, the effective interest rate on outstanding borrowings under the New Credit Agreement was 3.85%.
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
As of September 30, 2018, the Company had $242.0 million drawn, letters of credit issued in the amount of $25.9 million, and $232.1 million of remaining borrowing capacity available under the New Credit Agreement. At December 31, 2017, the Company had $144.0 million drawn and letters of credit issued in the amount of $9.6 million under the Prior Credit Facility.
Under the terms of the New Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The new Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with debt covenants at September 30, 2018.
7. Stockholder’s Equity
Equity Based Awards
At the LHC Group, Inc. 2018 Annual Meeting of Stockholders held on June 7, 2018, the stockholders of the Company approved the adoption of the LHC Group, Inc. 2018 Incentive Plan (the "2018 Incentive Plan") to replace the Company's 2010 Long Term Incentive Plan. The 2018 Incentive Plan will be administered by the Compensation Committee of the Company’s Board of Directors. The total number of shares of the Company's common stock originally reserved and available for issuance pursuant to awards granted under the 2018 Incentive Plan was 2,000,000, plus an additional number of shares (not to exceed 300,000) underlying stock awards granted under the Company's 2010 Long-Term Incentive Plan (the "Prior Plan") that terminated, expired, or forfeited. As of June 7, 2018, there were 2,210,544 shares of our common stock reserved for future awards, under the 2018 Incentive Plan. A total of 2,194,074 shares are available for issuance as of September 30, 2018. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company’s common stock as of the date of grant.

Almost Family had Stock and Incentive Compensation Plans that provided for stock awards of the Company’s common stock to employees, non-employee directors, or independent contractors. Almost Family issued restricted share and/or option awards to employees and non-employee directors. Under the change in control provisions of the Almost Family plans, all outstanding restricted stock, performance restricted stock, and options became non-forfeitable in conjunction with the Merger.
Each unvested restricted share award issued by Almost Family that was outstanding immediately prior to the Merger converted into a restricted stock award to acquire shares of the Company on the same terms and conditions rounded up or down to the nearest whole share, determined by multiplying the number of shares of Almost Family's common stock subject to such restricted share award by the exchange ratio. Each stock option to purchase shares of Almost Family that was outstanding immediately prior to the Merger converted into an option to purchase shares of the Company on the same terms and conditions, (A) the number of shares of LHC's common stock, rounded down to the nearest whole share, determined by multiplying (I) the total number of shares of Almost Family's common stock by (II) the exchange ratio, and (B) at a per-share exercise price, rounded up to the nearest whole cent, equal to the quotient determined by dividing (I) the exercise price per share of Almost Family's common stock by (II) the exchange ratio.
Share Based Compensation
Nonvested Stock
During the nine months ended September 30, 2018, the Company’s independent directors were granted 13,600 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares vest 100% on the one year anniversary date. During the nine months ended September 30, 2018, four new directors were granted 14,000 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares vest 33% at the grant date, then 33% each year on the anniversary date until the third year.
During the nine months ended September 30, 2018, employees were granted 213,105 nonvested shares of common stock pursuant to the 2010 Incentive Plan and 16,470 nonvested shares of common stock pursuant to the 2018 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the nine months ended September 30, 2018 was $64.11.
The following table represents the nonvested stock activity for the nine months ended September 30, 2018:

	Restricted stock		Options
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Nonvested shares outstanding as of December 31, 2017	529,465	$37.34	—	$—
Granted	257,175	$64.11	—	$—
Acquired	—	$—	270,710	$36.48
Vested or exercised	(211,355)	$37.78	(93,532)	$34.55
Nonvested shares outstanding as of September 30, 2018	575,285	$49.66	177,178	$37.50
As of September 30, 2018, there was $21.4 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.24 years. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company recorded $7.3 million and $4.5 million of compensation expense related to nonvested stock grants for each of the nine months ended September 30, 2018 and 2017.
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
The table below details the shares of common stock issued during 2018:

	Number of shares	Per share price
Shares available as of December 31, 2017	171,069
Shares issued during the three months ended March 31, 2018	5,534	$58.19
Shares issued during the three months ended June 30, 2018	5,171	$58.48
Shares issued during the three months ended September 30, 2018	4,682	$81.31
Shares available as of September 30, 2018	155,682
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the nine months ended September 30, 2018, the Company redeemed 67,919 shares of common stock valued at $4.5 million, related to these tax obligations. In addition, the Company redeemed 60,102 shares of common stock valued at $2.2 million, related to the exercise of Almost Family options. Such shares are held as treasury stock and are available for reissuance by the Company.
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
Merger Related Litigation
On January 18, 2018, Jordan Rosenblatt, a purported shareholder of Almost Family filed a complaint for violations of the Securities Exchange Act of 1934 in the United States District Court for the Western District of Kentucky, styled Rosenblatt v. Almost Family, Inc., et al., Case No. 3:18-cv-40-TBR (the “Rosenblatt Action”). The Rosenblatt Action was filed against the Company, Almost Family, Almost Family’s board of directors, and Merger Sub. The complaint in the Rosenblatt Action (“Rosenblatt Complaint”) asserts, among other things, that the Form S-4 Registration Statement (“Registration Statement”) filed on December 21, 2017 in connection with the Merger contained false and misleading statements with respect to the Merger. The Rosenblatt Action sought, among other things, an injunction enjoining the Merger from closing and an award of attorneys’ fees and costs.
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
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of September 30, 2018, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
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
On July 1, 2018, the Company purchased the remaining redeemable noncontrolling interests for one of its joint ventures for $7.1 million. Total consideration was paid in shares of the Company's common stock.
The carrying amount of each redeemable equity instrument presented in temporary equity for the nine months ended September 30, 2018 is not less than the initial amount reported for each instrument. The following table summarizes the activity of noncontrolling interest-redeemable for the nine months ended September 30, 2018 (amounts in thousands):

Balance as of December 31, 2017	$13,393
Net income attributable to noncontrolling interest-redeemable	7,285
Noncontrolling interest-redeemable distributions	(7,057)
Acquired noncontrolling interest-redeemable	8,232
Noncontrolling interest-redeemable sale	(7,116)
Balance as of September 30, 2018	$14,737
10. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the nine months ended September 30, 2018, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximate current rates.
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
The home health segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  During the nine months ended September 30, 2018, 72.2% of the home health services segment revenues were generated from the Medicare program, while the balance is generated from Medicaid and private insurance programs.
The hospice segment services are largely provided in patients’ homes and generally require specialized hospice nursing skills.  Hospice services segment revenues are generated on a per diem basis and are primarily from Medicare, which accounted for 90.5% of hospice services segment revenues during the nine months ended September 30, 2018.
The home and community-based segment provides traditional home and community-based services (generally provided by paraprofessional staff such as home health aides), which are generally of a custodial rather than skilled nature.  Home and community-based services segment revenues are generated on an hourly basis and are primarily from Medicaid, which accounted for 23.4% of home and community-based services segment revenues during the nine months ended September 30, 2018.
The facility-based segment services includes services provided through LTACHs, a family health center, two pharmacies, a rural health clinic, and two physical therapy clinics. The facility-based services segment is reimbursed primarily by Medicare under the LTACH prospective payment system, which accounted for 59.9% of facility-based services segment revenue during the nine months ended September 30, 2018.
The HCI segment combines reporting on the Company’s developmental activities outside its other business segments.  The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and certain assets operated by Advanced Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office, (c) Ingenios Health Co., a Nurse-Practitioner-oriented and mobile technology-enabled health risk assessment company primarily serving managed care organizations, and (d) an investment in Care Journey (formerly NavHealth, Inc.), a population-health analytics company. These activities are intended ultimately, whether directly or indirectly, to benefit the Company’s patients and payors through the enhanced provision of services in the Company’s other segments.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements, including the adoption of ASU 2014-09.
The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30, 2018
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$360,000	$52,962	$52,773	$27,891	$13,417	$507,043
Cost of service revenue	222,765	34,540	39,860	20,146	4,885	322,196
General and administrative expenses	105,457	14,685	12,922	9,823	7,030	149,917
Operating income (loss)	31,778	3,737	(9)	(2,078)	1,502	34,930
Interest expense	(2,284)	(491)	(163)	(163)	(163)	(3,264)
Income (loss) before income taxes and noncontrolling interest	29,494	3,246	(172)	(2,241)	1,339	31,666
Income tax expense (benefit)	6,209	774	(74)	(541)	317	6,685
Net income (loss)	23,285	2,472	(98)	(1,700)	1,022	24,981
Less net income (loss) attributable to noncontrolling interests	3,425	386	(87)	27	—	3,751
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$19,860	$2,086	$(11)	$(1,727)	$1,022	$21,230
Total assets	$1,316,792	$203,921	$246,963	$61,089	$81,999	$1,910,764

	Three Months Ended September 30, 2017
	(as adjusted)
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$196,317	$41,057	$12,116	$20,188	$—	$269,678
Cost of service revenue	123,204	27,441	8,971	13,240	—	172,856
General and administrative expenses	56,000	11,276	2,387	5,829	—	75,492
Operating income	17,113	2,340	758	1,119	—	21,330
Interest expense	(746)	(149)	(50)	(50)	—	(995)
Income before income taxes and noncontrolling interest	16,367	2,191	708	1,069	—	20,335
Income tax expense	5,703	931	338	473	—	7,445
Net income	10,664	1,260	370	596	—	12,890
Less net income (loss) attributable to noncontrolling interests	1,759	273	(21)	(27)	—	1,984
Net income attributable to LHC Group, Inc.’s common stockholders	$8,905	$987	$391	$623	$—	$10,906
Total assets	$515,562	$156,296	$44,621	$48,574	$—	$765,053

	Nine Months Ended September 30, 2018
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$924,463	$146,142	$119,617	$86,345	$23,554	$1,300,121
Cost of service revenue	576,416	95,557	90,331	59,102	10,412	831,818
General and administrative expenses	277,711	43,090	28,664	30,058	12,417	391,940
Operating income (loss)	70,336	7,495	622	(2,815)	725	76,363
Interest expense	(5,627)	(1,181)	(393)	(395)	(320)	(7,916)
Income (loss) before income taxes and noncontrolling interest	64,709	6,314	229	(3,210)	405	68,447
Income tax expense (benefit)	14,022	1,368	50	(695)	87	14,832
Net income (loss)	50,687	4,946	179	(2,515)	318	53,615
Less net income (loss) attributable to noncontrolling interests	9,472	1,215	(157)	129	(66)	10,593
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$41,215	$3,731	$336	$(2,644)	$384	$43,022

	Nine Months Ended September 30, 2017
	(as adjusted)
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$569,384	$114,856	$33,403	$53,819	$—	$771,462
Cost of service revenue	352,896	75,187	24,905	35,396	—	488,384
General and administrative expenses	165,192	32,425	6,957	16,480	—	221,054
Operating income	51,296	7,244	1,541	1,943	—	62,024
Interest expense	(1,961)	(393)	(130)	(131)	—	(2,615)
Income before income taxes and noncontrolling interest	49,335	6,851	1,411	1,812	—	59,409
Income tax expense	16,712	2,439	602	657	—	20,410
Net income	32,623	4,412	809	1,155	—	38,999
Less net income (loss) attributable to noncontrolling interests	6,053	1,038	(7)	237	—	7,321
Net income attributable to LHC Group, Inc.’s common stockholders	$26,570	$3,374	$816	$918	$—	$31,678

12. Income Taxes

On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of “Tax Cuts and Jobs Act” or the “TCJA”. The TCJA is complex and significantly changes the U.S. corporate income tax system by, among other things, reducing the Federal corporate income tax rate from 35% to 21%. The effective tax rate for the nine months ended September 30, 2018 and 2017 benefited from $2.1 million and $1.0 million, respectively, of excess tax benefits associated with stock-based compensation arrangements, which was offset by the effect of capitalized transaction costs related to the Merger during the nine months ended September 30, 2018 of $0.9 million.

US GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company’s unrecognized tax benefits would affect the tax rate, if recognized.  The Company includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the consolidated balance sheets.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. The amount recognized as of September 30, 2018 was $2.6 million.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after September 30, 2018;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any regulatory changes or anticipated regulatory changes;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	the impact of federal and state government regulation on our business;

•	the impact of changes in future interpretations of fraud, anti-kickback, or other laws;

•	the integration of the Almost Family and the Company's business;

•	the cost savings, synergies, growth and other benefits from the Almost Family Merger, which may not be fully realized or may take longer to realize than expected; and

•	costs associated with the integration of the businesses of the Company and Almost Family, which could be higher than anticipated.
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
OVERVIEW
General
We provide quality, cost-effective post-acute health care services to our patients. As of September 30, 2018, we have 771 service providers in 36 states within the continental United States. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services offered through our long-term acute care hospitals (“LTACHs”) and (5) healthcare innovations services. We intend to increase the number of service providers within each of our segments that we operate through continued acquisitions, joint ventures, and organic development.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of September 30, 2018, we operated 565 home health services locations, of which 313 are wholly-owned, 243 are majority-owned through equity joint ventures, three are under license lease arrangements, and the operations of the remaining six locations are only managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of September 30, 2018, we operated 104 hospice locations, of which 58 are wholly-owned, 44 are majority-owned through equity joint ventures, and two are under license lease arrangements.
Through our home and community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of September 30, 2018, we operated 80 home and community-based services locations: 71 are wholly-owned and nine are majority-owned through equity joint ventures.
We provide facility-based services principally through our LTACHs. As of September 30, 2018, we operated 11 LTACHs with 11 locations, of which all but one are located within host hospitals. Of these facility-based services locations, two are wholly-owned and nine are majority-owned through equity joint ventures. We also wholly-own and operate a family health center, two pharmacies, a rural health clinic, and two physical therapy clinics.
Our HCI segment reports on our developmental activities outside its other business segments.  The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, Long Term Solutions, Inc., and certain assets operated by Advanced Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office, (c) Ingenios Health Co., a Nurse-Practitioner-oriented and mobile technology-enabled health risk assessment company primarily serving managed care organizations, and (d) an investment in Care Journey (formerly NavHealth, Inc.), a population-health analytics company. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have four HCI locations, of which all are wholly-owned.
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of September 30, 2018, the Joint Commission had accredited 471 of our 565 home health services locations and 84 of our 104 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reporting segment	2018	2017	2018	2017
Home health services	71.0%	72.9%	71.1%	73.8%
Hospice services	10.5	15.1	11.3	14.9
Home and community-based services	10.4	4.5	9.2	4.3
Facility-based services	5.5	7.5	6.6	7.0
Healthcare innovations services	2.6	—	1.8	—
	100.0%	100.0%	100.0%	100.0%
Recent Developments
The reader is encouraged to review our detailed discussion of health care legislation and Medicare regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussions in Part I, Item 1, “Business; Government Regulation” and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2017, as supplemented in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in each of our Quarterly Reports on our Form 10-Qs for the quarters ended March 31, 2018 and June 30, 2018.

Home Health Services
On October 31, 2018, CMS released the final rule regarding payment rates for home health services provided during calendar year 2019. The national, standardized 60-day episode payment rate will increase to $3,154.27 in 2019. The rule estimates an impact of 2.2% increase in payments due to the rate and policy changes proposed in the rule. The rule implements a modified rural safeguard payment varying between 1.5% and 4.0% beginning in 2019 as prescribed by the Bipartisan Budget Act of 2018. The final rule prescribed scores for various case-weights and made minor changes to the wage indices, both in a budget neutral manner. The final rule also establishes policy changes to the home health quality reporting program, the home health value based purchasing demonstration, the home health high cost outlier policy, and simplifies certification and recertification requirements beginning January 1, 2019.
In addition, for certifications and recertifications that commence on or after January 1, 2020, CMS will implement the Patient Driven Groupings Model ("PDGM") prospective payment system, as mandated by the Bipartisan Budget Act of 2018. Under the PDGM, the initial certification of patient eligibility, plan of care, and comprehensive assessment will remain valid for 60-day episodes of care, but payments for home health services will be made based upon 30-day payment periods. Further, the PDGM eliminates the use of the number of therapy visits in determining the calculation of payments. Under the PDGM, the national standardized rate will be budget neutral and will be set in the 2020 proposed rule. While CMS has proposed to make adjustments totaling -6.42% for assumptions on changes in provider behavior affecting reimbursement, which relate to clinical group coding, comorbidity coding, and achievement of LUPA thresholds, without providing backup data to support a full understanding of the assumptions that CMS used in determining these adjustments. LHC Group intends to continue its advocacy efforts to eliminate or reduce the amount of the behavioral adjustments.
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
Seasonality
Our home health services segment operations in Florida normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations. In the third quarter of 2018, Florida operations generated approximately 7.4% of our net service revenue. Further, our third quarter falls within the "hurricane season" including the peak months of August and September. Our operations may thus be subject to periods of unexpected disruption, which may lower volumes and increase costs.
RESULTS OF OPERATIONS

Merger with Almost Family
On April 1, 2018, we completed our "merger of equals" business combination between us and Almost Family. The Merger created the second largest in-home healthcare provider in the country with an expanded geographic service territory of 36 states, which service territory contains over sixty percent (60%) of the U.S. population aged 65 and over and more than 770 locations, including those related to the 76 joint venture partnerships with health systems that consist of 336 hospitals.
Since the Merger was completed April 1, 2018, the first day of the Company’s second fiscal quarter, financial results of the Company for the nine months ended September 30, 2018 include two full fiscal quarters of revenue and operating income with Almost Family and its subsidiaries. The Company’s unaudited revenue and operating income for its third fiscal quarter of 2018, which included the financial results of Almost Family and its subsidiaries, was $507.0 million and $34.9 million, respectively. By comparison, for its third fiscal quarter of 2017, the Company (without combining the financial results of Almost Family and its subsidiaries) reported unaudited revenue and operating income of $269.7 million and $21.3 million, respectively, and Almost Family reported unaudited revenues and operating income of approximately $190.6 million and $7.6 million, respectively. Comparable unaudited pro forma third fiscal quarter operating results for 2017 reflected aggregate unaudited pro forma revenue and operating income of $460.3 million and $14.1 million, respectively. Unaudited pro forma information is for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred if the Merger had been completed as of the beginning of 2017. In addition, future results may vary from the results reflected in such information.
Three months ended September 30, 2018 compared to three months ended September 30, 2017
Consolidated financial statements
The following table summarizes our consolidated results of operations for the three months ended September 30, 2018 and 2017 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2018			2017			Increase (Decrease)
Net service revenue	$507,043			$269,678			$237,365
Cost of service revenue	322,196	63.5%		172,856	64.1%		149,340
General and administrative expenses	149,917	29.6		75,492	28.0		74,425
Interest expense	(3,264)			(995)			2,269
Income tax expense	6,685	28.2	(1)	7,445	41.1	(1)	(760)
Net income attributable to noncontrolling interests	3,751			1,984			1,767
Net income attributable to LHC Group, Inc.’s common stockholders	$21,230			$10,906			$10,324

(1)
Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders, excluding the excess tax benefits realized during the three months ended September 30, 2018 and 2017, of $1.2 million and $0.09 million, respectively. The change in our effective tax rate in 2018 was a result of the passage and signing of the Tax Cuts and Job Act, which reduced the Federal corporate income tax rate.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended September 30, 2018 and the related change from the same period in 2017 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, and revenue excludes implicit price concessions):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$212,471	$1,268	$213,739	9.3%	$151,188	$364,927	83.4%
Revenue Medicare	$145,932	$1,065	$146,997	4.6	$113,760	$260,757	82.2
Admissions	51,216	291	51,507	9.2	41,136	92,643	94.1
Medicare Admissions	30,708	204	30,912	4.9	26,206	57,118	91.4
Average Census	43,618	224	43,842	2.9	31,637	75,479	74.6
Average Medicare Census	28,614	180	28,794	(0.9)	21,154	49,948	69.3
Home Health Episodes	53,050	342	53,392	0.7	37,144	90,536	68.4
Hospice services
Revenue	$43,831	$—	$43,831	6.2	$9,962	$53,793	30.3
Revenue Medicare	$37,620	$—	$37,620	(0.7)	$9,472	$47,092	24.2
Admissions	3,612	—	3,612	5.1	945	4,557	32.5
Medicare Admissions	3,126	—	3,126	5.4	805	3,931	32.5
Average Census	2,998	—	2,998	(3.5)	806	3,804	22.4
Average Medicare Census	2,759	—	2,759	(4.5)	732	3,491	20.8
Patient days	279,842	—	279,842	(2.1)	66,311	346,153	21.0
Home and community-based services
Revenue	$12,791	$—	$12,791	5.3	$40,696	$53,487	340.4
Billable hours	423,292	—	423,292	0.4	1,861,688	2,284,980	441.9
Facility-based services
LTACHs
Revenue	$19,654	$—	$19,654	7.6	$5,928	$25,582	40.0
Patient days	16,784	—	16,784	14.6	4,833	21,617	47.6
Other facility-based services
Revenue	$2,912	$—	$2,912	33.3	$—	$2,912	33.3
HCI
Revenue	$—	$—	$—	—	$13,417	$13,417	100.0
Consolidated
Revenue	$291,659	$1,268	$292,927	8.7	$221,191	$514,118	88.4

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less, including all legacy Almost Family locations for the period after April 1, 2018.
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
The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concession, to net service revenue recognized for the three months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30,
	2018	% of Net Service Revenue	2017	% of Net Service Revenue
Revenue	$514,118		$272,872
Less: Implicit price concession	7,075	1.4%	3,194	1.2%
Net service revenue	$507,043		$269,678
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended September 30,
	2018		2017
Home health services
Salaries, wages and benefits	$203,463	56.5%	$112,117	57.1%
Transportation	11,450	3.2	6,271	3.2
Supplies and services	7,852	2.2	4,816	2.5
Total	$222,765	61.9%	$123,204	62.8%
Hospice services
Salaries, wages and benefits	$24,763	46.8%	$19,523	47.6%
Transportation	1,931	3.6	1,588	3.9
Supplies and services	7,846	14.8	6,330	15.4
Total	$34,540	65.2%	$27,441	66.9%
Home and community-based services
Salaries, wages and benefits	$39,100	74.1%	$8,820	72.8%
Transportation	576	1.1	92	0.8
Supplies and services	184	0.3	59	0.5
Total	$39,860	75.5%	$8,971	74.1%
Facility-based services
Salaries, wages and benefits	$13,784	49.4%	$9,644	47.8%
Transportation	89	0.3	81	0.4
Supplies and services	6,273	22.5	3,515	17.4
Total	$20,146	72.1%	$13,240	65.6%
HCI
Salaries, wages and benefits	$4,674	34.8%	$—	—%
Transportation	177	1.3	—	—
Supplies and services	34	0.3	—	—
Total	$4,885	36.4%	—	—%
Consolidated
Total	$322,196	63.5%	$172,856	64.1%
Consolidated cost of service revenue for the three months ended September 30, 2018 was $322.2 million or 63.5% of net service revenue, compared to $172.9 million, or 64.1% of net service revenue, for the same period in 2017. Substantially all of the change in consolidated cost of service revenue was a result of the Merger and other acquisitions purchased during the latter part of 2017 and 2018.

General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended September 30,
	2018		2017
Home health services
General and administrative	$102,978	28.6%	$53,773	27.4%
Depreciation and amortization	2,479	0.7	2,227	1.1
Total	$105,457	29.3%	$56,000	28.5%
Hospice services
General and administrative	$14,048	26.5%	$10,710	26.1%
Depreciation and amortization	637	1.2	566	1.4
Total	$14,685	27.7%	$11,276	27.5%
Home and community-based services
General and administrative	$12,771	24.2%	$2,275	18.8%
Depreciation and amortization	151	0.3	112	0.9
Total	$12,922	24.5%	$2,387	19.7%
Facility-based services
General and administrative	$9,056	32.5%	$5,402	26.8%
Depreciation and amortization	767	2.7	427	2.1
Total	$9,823	35.2%	$5,829	28.9%
HCI
General and administrative	$6,624	49.4%	$—	—%
Depreciation and amortization	406	3.0	—	—
Total	$7,030	52.4%	$—	—%
Consolidated
Total	$149,917	29.6%	$75,492	28.0%
Consolidated general and administrative expenses for the three months ended September 30, 2018 were $149.9 million, or 29.6% of net service revenue, compared to $75.5 million, or 28.0% of net service revenue, for the same period in 2017. Substantially all of the change in consolidated general and administrative expenses was a result of the Merger and other acquisitions purchased during the latter part of 2017 and 2018.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
Consolidated financial statements
The following table summarizes our consolidated results of operations for the nine months ended September 30, 2018 and 2017 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2018			2017			Increase (Decrease)
Net service revenue	$1,300,121			$771,462			$528,659
Cost of service revenue	831,818	64.0%		488,384	63.3%		343,434
General and administrative expenses	391,940	30.1		221,054	28.7		170,886
Interest expense	(7,916)			(2,615)			5,301
Income tax expense	14,832	27.5	(1)	20,410	41.1	(1)	(5,578)
Net income attributable to noncontrolling interests	10,593			7,321			3,272
Net income attributable to LHC Group, Inc.’s common stockholders	$43,022			$31,678			$11,344

(1)
Effective tax rate as a percentage of income from continuing operations attributable to LHC Group, Inc.’s common stockholders, excluding the excess tax benefits realized during the nine months ended September 30, 2018 and 2017 of $2.1 million and $1.0 million, respectively. The change in our effective tax rate in 2018 was a result of the passage and signing of the Tax Cuts and Job Act, which reduced the Federal corporate income tax rate.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the nine months ended September 30, 2018 and the related change from the same period in 2017 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, and revenue excludes implicit price concessions):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$612,836	$4,436	$617,272	9.1%	$321,097	$938,369	63.1%
Revenue Medicare	$424,257	$3,940	$428,197	4.8	$242,524	$670,721	61.4
Admissions	150,468	932	151,400	7.9	88,271	239,671	68.3
Medicare Admissions	91,593	729	92,322	4.9	56,836	149,158	66.8
Average Census	42,978	271	43,249	2.8	32,831	76,080	78.3
Average Medicare Census	28,470	231	28,701	(0.9)	22,067	50,768	72.8
Home Health Episodes	156,845	1,194	158,039	1.0	83,187	241,226	51.9
Hospice services
Revenue	$118,779	$176	$118,955	2.6	$29,355	$148,310	27.6
Revenue Medicare	$105,855	$152	$106,007	(1.2)	$26,751	$132,758	23.4
Admissions	10,084	14	10,098	4.2	3,041	13,139	35.3
Medicare Admissions	8,766	11	8,777	5.2	2,645	11,422	36.6
Average Census	2,832	7	2,839	(4.7)	701	3,540	18.5
Average Medicare Census	2,618	6	2,624	(5.0)	798	3,422	23.6
Patient days	777,829	1,172	779,001	(4.2)	183,838	962,839	18.1
Home and community-based services
Revenue	$35,302	$1,084	$36,386	7.6	$85,170	$121,556	259.6
Billable hours	1,131,609	58,370	1,189,979	1.3	3,801,615	4,991,594	325.0
Facility-based services
LTACHs
Revenue	$55,321	$—	$55,321	16.8	$26,117	$81,438	72.0
Patient days	42,436	—	42,436	2.4	20,218	62,654	51.2
Other facility-based services
Revenue	$6,611	$—	$6,611	(6.9)	$—	$6,611	(6.9)
HCI
Revenue	$—	$—	$—	—	$23,556	$23,556	100.0
Consolidated
Revenue	$828,849	$5,696	$834,545	8.8	$485,295	$1,319,840	69.3

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less, including all legacy Almost Family locations for the period after April 1, 2018.
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
The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concession, to net service revenue recognized for the nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Nine Months Ended September 30,
	2018	% of Net Service Revenue	2017	% of Net Service Revenue
Revenue	$1,319,840		$779,700
Less: Implicit price concession	19,719	1.5%	8,238	1.1%
Net service revenue	$1,300,121		$771,462
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine Months Ended September 30,
	2018		2017
Home health services
Salaries, wages and benefits	$526,958	57.0%	$320,933	56.4%
Transportation	29,483	3.2	18,064	3.2
Supplies and services	19,975	2.2	13,899	2.4
Total	$576,416	62.3%	$352,896	62.0%
Hospice services
Salaries, wages and benefits	$69,321	47.4%	$52,800	46.0%
Transportation	5,427	3.7	4,555	4.0
Supplies and services	20,809	14.2	17,832	15.5
Total	$95,557	65.3%	$75,187	65.5%
Home and community-based services
Salaries, wages and benefits	$88,693	74.1%	$24,514	73.4%
Transportation	1,215	1.0	231	0.7
Supplies and services	423	0.4	160	0.5
Total	$90,331	75.6%	$24,905	74.6%
Facility-based services
Salaries, wages and benefits	$41,145	47.7%	$24,959	46.4%
Transportation	238	0.3	199	0.4
Supplies and services	17,719	20.5	10,238	19.0
Total	$59,102	68.5%	$35,396	65.8%
HCI
Salaries, wages and benefits	$10,017	42.5%	$—	—%
Transportation	340	1.4	—	—
Supplies and services	55	0.2	—	—
Total	$10,412	44.2%	$—	—%
Consolidated
Total	$831,818	64.0%	$488,384	63.3%
Consolidated cost of service revenue for the nine months ended September 30, 2018 was $831.8 million or 64.0% of net service revenue, compared to $488.4 million, or 63.3% of net service revenue, for the same period in 2017. Substantially all of the change in consolidated cost of service revenue was a result of the Merger and other acquisitions purchased during the latter part of 2017 and 2018. Our home health same store cost of service revenue as a percentage of net service revenue increased 1.0%, which was due in part to 1.0% Medicare reimbursement cuts recognized in 2018.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine Months Ended September 30,
	2018		2017
Home health services
General and administrative	$270,762	29.3%	$158,752	27.9%
Depreciation and amortization	6,949	0.8	6,440	1.1
Total	$277,711	30.0%	$165,192	28.9%
Hospice services
General and administrative	$41,325	28.3%	$30,696	26.7%
Depreciation and amortization	1,765	1.2	1,729	1.5
Total	$43,090	29.4%	$32,425	28.2%
Home and community-based services
General and administrative	$28,206	23.6%	$6,621	19.8%
Depreciation and amortization	458	0.4	336	1.0
Total	$28,664	24.0%	$6,957	20.8%
Facility-based services
General and administrative	$28,028	32.5%	$15,305	28.4%
Depreciation and amortization	2,030	2.4	1,175	2.2
Total	$30,058	34.9%	$16,480	30.6%
HCI
General and administrative	$11,633	49.4%	$—	—%
Depreciation and amortization	784	3.3	—	—
Total	$12,417	52.7%	$—	—%
Consolidated
Total	$391,940	30.1%	$221,054	28.7%
Consolidated general and administrative expenses for the nine months ended September 30, 2018 were $391.9 million or 30.1% of net service revenue, compared to $221.1 million, or 28.7% of net service revenue, for the same period in 2017. Substantially all of the change in consolidated general and administrative expenses was a result of the Merger and other acquisitions purchased during the latter part of 2017 and 2018. The increase in general and administrative expenses in the facility-based services segment was due in part to the closure of two LTACH locations and the relocation of two other LTACH locations.
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
The following table summarizes changes in cash (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$86,334	$61,695
Investing activities	(9,819)	(69,191)
Financing activities	(22,391)	21,154

Cash provided by operating activities and cash used in investing activities varied due to net changes in operating assets and liabilities primarily related to acquisitions acquired in 2017. Cash used in financing activities changed primarily due to the Company's payments under its credit facilities exceeding its borrowings under its credit facilities.
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
Revolving loans under the New Credit Agreement bear interest at, as selected by us, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day, and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at the same time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon our consolidated Leverage Ratio, as defined in the New Credit Agreement. The effective interest rates on our borrowings under the New Credit Agreement were 3.85% as of September 30, 2018.
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
At December 31, 2017, we had $144.0 million drawn and letters of credit outstanding in the amount of $9.6 million under our Prior Credit Facility. As of September 30, 2018, we had $242.0 million drawn and letters of credit outstanding in the amount of $25.9 million under the New Credit Agreement, and had approximately $232.1 million of remaining borrowing capacity available under the New Credit Agreement.
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
At September 30, 2018, we were in compliance with all debt covenants.
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
Our employee health insurance program is self-funded, with stop-loss coverage on claims that exceed $0.3 million for any individually covered employee or employee family member. We are responsible for workers’ compensation claims up to $0.5 million per individual incident.
Malpractice, employment practices, and general liability claims for incidents which may give rise to litigation have been asserted against us by various claimants. The claims are in various stages of processing and some may ultimately be brought to trial. We are aware of incidents that have occurred through September 30, 2018 that may result in the assertion of additional claims. We currently carry professional, general liability and employment practices insurance coverage (on a claims made basis) for this exposure.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $1.6 million for the nine months ended September 30, 2018.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of September 30, 2018.
Changes in Internal Controls Over Financial Reporting
Except in connection with the orderly integration of the operations and financial reporting of Almost Family following the Merger, there have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarterly period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On April 1, 2018, the Company completed the Merger. The Company is in the process of integrating Almost Family into the Company's existing internal control environment. As permitted by the SEC, the Company expects to exclude Almost Family from the assessment of internal control over financial reporting as of December 31, 2018.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
For a discussion of legal proceedings, see Note 8 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS.
Important risk factors that could affect the Company’s operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A., “Risk Factors” of the Company’s 2017 Annual Report on Form 10-K and Part II, Item 1A, "Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. Those risk factors are supplemented by those discussed under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in Part I, Item 2 of this report. Except as set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, there have been no material changes to the risk factors as disclosed in the Company's 2017 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 1, 2018, the Company acquired all noncontrolling membership interests in Imperium Health Management, LLC (“Imperium”) then-held by non-affiliated owners (the “Imperium Sellers”), which equated to approximately 29.4% of the membership interests of Imperium outstanding at such time, for an aggregate purchase price equal to $7.1 million.  Upon the closing, Imperium became a wholly-owned indirect subsidiary of the Company.  At the closing, the Company issued an aggregate of 90,032 shares of its unregistered common stock to the Imperium Sellers as consideration for their noncontrolling membership interests in Imperium.  The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) in a privately-negotiated transaction not involving a public offering to the Imperium Sellers, each of which is an “accredited investor” as defined in Regulation D promulgated under the Securities Act.

ITEM 6.    EXHIBITS.

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

LHC GROUP, INC.

Date: November 1, 2018	/s/ Joshua L. Proffitt
Joshua L. Proffitt
Executive Vice President and Chief Financial Officer (Principal financial officer)