Form 10-K
period 2018-12-31
LHC Group, Inc
filed 2019-02-28
CIK 1303313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.5 billion based on the closing sale price as reported on the NASDAQ Global Select Market. For purposes of this determination shares beneficially owned by officers, directors, and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.

There were 31,406,171 shares of common stock, $0.01 par value, issued and outstanding as of February 25, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2018 are incorporated by reference in Part II of this Annual Report on Form 10-K. Portions of the Registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

LHC GROUP, INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the information incorporated by reference herein contain certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “foresee,” “estimate,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Specifically, this Annual Report on Form 10-K contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2018;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any regulatory changes or anticipated regulatory changes;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits, and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business;

•	the impact of changes in or future interpretations of fraud, anti-kickback or other laws;

•	that the businesses of the Company and Almost Family will not be integrated successfully;

•	that the cost savings, synergies, growth and other benefits from the Almost Family Merger, which may not be fully realized or may take longer to realize than expected; and

•	that costs associated with the integration of the businesses of the Company and Almost Family are higher than anticipated.

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
Overview
We provide post-acute health care services to patients through our home nursing agencies, hospice agencies, home and community-based services agencies, long-term acute care hospitals (“LTACHs”) and healthcare innovations services. As of December 31, 2018, through our wholly- and majority-owned subsidiaries, equity joint ventures and controlled affiliates, we operated 757 service providers in 36 states within the continental United States. We provide services through five segments: (1) home health, (2) hospice, (3) home and community-based (4) facility-based, and (5) healthcare innovations.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services and physical, occupational, and speech therapy. The nurses, home health aides, and therapists in our home health agencies work closely with patients and their families to design and implement individualized treatment plans in accordance with a physician-prescribed plan of care. As of December 31, 2018, we operated 543 home health service locations, of which 302 are wholly-owned by us, 232 are majority-owned by us through equity joint ventures, three are under license lease arrangements, and the operations of the remaining six locations are managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2018, we operated 104 hospice locations, of which 57 are wholly-owned by us, 45 are majority-owned by us through equity joint ventures, and two are under license lease arrangements.
Our home and community-based service locations offer assistance with activities of daily living to elderly, chronically ill, and disabled patients, performed by skilled nursing and paraprofessional personnel. As of December 31, 2018, we operated 81 locations, of which 71 are wholly-owned by us and ten are majority-owned by us through equity joint ventures.
Our LTACH locations provide services primarily to patients with complex medical conditions who have transitioned out of a hospital intensive care unit but whose conditions remain too severe for treatment in a non-acute setting. As of December 31, 2018, our LTACHs had 310 licensed beds. We operated 10 LTACHs with 12 locations, of which all but two are located within host hospitals. As part of our facility-based services segment, we also own and operate two pharmacies, a family health center, a rural health clinic, and two physical therapy clinics. Of these 17 facility-based services locations, eight are wholly-owned by us and nine are majority-owned by us through equity joint ventures.
Our healthcare innovations ("HCI") segment reports on our developmental activities outside its other business segments. The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement and management company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, (c) certain assets operated by Advance Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor's office, and (d) a cost basis investment in Care Journey (formerly NavHealth, Inc.), a population-health analytics company. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments. The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs. They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have 12 HCI locations, 11 of which are wholly-owned and one is controlled by us through equity joint ventures.

Our net service revenue by segment for the years ended December 31, 2018, 2017 and 2016 was as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Home health	$1,291,457	$777,583	$656,287
Hospice	199,118	157,287	131,547
Home and community-based	172,501	46,159	43,094
Facility-based	113,784	81,573	69,105
Healthcare innovations	33,103	—	—
Consolidated net service revenue	$1,809,963	$1,062,602	$900,033

For further information regarding the financial performance of our segments, see Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Merger with Almost Family
On November 15, 2017, we announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) entered into among the Company, Almost Family, Inc. (“Almost Family”), and Hammer Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of the Company, providing for a “merger of equals” business combination of the Company and Almost Family (the "Merger"). The Merger closed on April 1, 2018, with the approval of both companies’ stockholders and the satisfaction of other customary closing conditions. See Note 3 to the Consolidated Financial Statement and Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K for additional information on the Merger.
Business Strategy
Our objective is to become the leading provider of in-home healthcare services in the United States, while also providing a complementary suite of other post acute healthcare service offerings through our facility-based and HCI segments. To achieve this objective, we intend to:
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

Pursue strategic acquisitions and develop joint ventures.  We will continue to identify and evaluate opportunities for strategic acquisitions in new and existing markets that will enhance our market position, increase our referral base, and expand the breadth of services we offer. We will aim to continue entering into joint ventures with hospitals to provide our current post-acute care services to their patients upon discharge from the hospital setting.
Services
We provide post-acute care services in the United States by providing quality, cost-effective health care services to patients within the comfort and privacy of their home, place of residence, or long-term acute care hospital facility. Our services can be broadly classified into five principal categories: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services offered through our LTACHs, and (5) healthcare innovations services.
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
Our physical, occupational, and speech therapists provide therapy services to patients in their home. Our therapists coordinate multi-disciplinary treatment plans with physicians, nurses, and social workers to restore basic mobility skills such as getting out of bed and walking safely with crutches or a walker. As part of the treatment and rehabilitation process, a therapist will stretch and strengthen muscles, test balance and coordination abilities, and teach home exercise programs. Our therapists assist patients and their families with improving and maintaining a patient’s ability to perform functional activities of daily living, such as the ability to dress, cook, clean, and manage other activities safely in the home environment. Our speech and language therapists provide corrective and rehabilitative treatment to patients who suffer from physical or cognitive deficits or disorders that create difficulty with verbal communication or swallowing.
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
Hospice Services
Our Medicare-certified hospice operations provide a full range of hospice services designed to meet the individual physical, spiritual, and psychosocial needs of terminally ill patients and their families. Our hospice services are primarily provided in a patient’s home, but can also be provided in a nursing home, assisted living facility, or hospital. The key services provided through our hospice agencies include pain and symptom management accompanied by palliative medication, emotional and spiritual support, inpatient and respite care, homemaker services, dietary counseling, and family bereavement counseling and social worker visits for up to 13 months after a patient’s death.

Home and Community-Based Services
Our home and community-based service operations offer a wide range of services to patients in their home or in a medical facility. The services range from assistance with grooming, medication reminders, meal preparation, assistance with feeding, light housekeeping, respite care, transportation, and errand services.
Facility-Based Services
Our long-term acute care hospitals (LTACHs) treat patients with severe medical conditions who require a high-level of care and frequent monitoring by physicians and other clinical personnel. Patients who receive our services in an LTACH have been diagnosed as being too medically unstable for treatment in a non-acute setting. For example, our LTACHs typically serve patients suffering from respiratory failure, neuromuscular disorders, cardiac disorders, non-healing wounds, renal disorders, cancer, head and neck injuries, and mental disorders. We also treat patients diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. As part of our facility-based services, we operate an institutional pharmacy, which focuses on providing a full array of services to our LTACHs, as well as other non-related facilities. We also operate a family health center, a rural health clinic, two physical therapy providers that staff both facilities and outpatient clinics, and one retail pharmacy.
Healthcare Innovations Services
Our HCI segment reports on our developmental activities outside our other business segments.  The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement and management company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office, and (d) a cost basis investment in Care Journey (formerly NavHealth, Inc.), a population-health analytics company. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments.
Operations
Financial information relating to the home health, hospice, home and community-based, facility-based, and healthcare innovations operating segments of our business, including their contributions to our net service revenue, operating income, and total assets for each of the twelve months ended December 31, 2018, 2017 and 2016, respectively, is found in Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Our home health agencies are operated in one segment that is separated into multiple geographical regions and further separated into individual operating markets or clusters. Our hospice agencies are operated in one segment that is separated into multiple geographical regions. Our home and community-based agencies are operated in one segment separated into multiple geographic regions. Each of our home health agencies are staffed with experienced clinical home health and administrative professionals who provide a wide range of patient care services. Each of our home health agencies, hospice agencies, and home and community-based agencies are licensed and certified by the state and federal governments. As of December 31, 2018, 459 of our 543 home health service locations and 88 of our 104 hospice service locations were accredited by the Joint Commission, a nationwide commission that establishes standards relating to the facilities, administration, quality of patient care, and operation of medical staffs of hospitals. Those not yet accredited are working towards achieving this accreditation, a process which can take up to six months. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
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
Patient care is coordinated on-site at the agency level of each home health service, hospice service, and home and community-based service location. All coding, medical records, case management, utilization review, and medical staff credentialing are provided on-site at the hospital level of each facility-based service location. Centralized functions such as payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management, pharmacy, information technology, and general clinical oversight accomplished by periodic on-site surveys are provided from our executive offices.
Our healthcare innovations business lines primarily provide assessments and related services to the long term care insurance industry and management services to ACOs with over 400,000 Medicare lives under management.

Equity Joint Ventures

As of December 31, 2018, we had 79 equity joint ventures including 71 with hospital and health systems, which are comprised of 330 hospitals, four with physicians, and four with other parties.
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
License Leasing Agreements
As of December 31, 2018, we had three license leasing agreements, through our wholly-owned subsidiaries, granting us the right to use the lessors' home health licenses necessary to operate home nursing agencies and hospice agencies. These license leasing agreements are entered into when state law would otherwise prohibit the sale and transfer of the agency. The table below details the monthly fees and termination dates of the license leasing agreements.

Number of license leasing agreements	2018 Current Monthly Fee	Increase in Monthly Fee	Initial Termination Dates
1	$20,258	5% increase every three years	2018 with a 2 year automatic renewal
1	Based on net quarterly projections with an annual cap of $423,000.	None	2018 with a 1 year automatic renewal
1	Based on net quarterly projections with an annual cap of $208,000.	None	2018 with a 1 year automatic renewal

In all three license leasing agreements, we have a right of first refusal in the event that the lessor intends to sell the agency to a third party.
Management Services Agreements
As of December 31, 2018, we had six management services agreements under which we manage the operations of six home nursing agencies. We do not have ownership interest in these providers. Instead, for a fee, we provide billing, management, and other consulting services suited to and designed for the efficient operation of the providers. We are responsible for the costs associated with the locations and personnel required for the provision of services.
We have three different types of agreements. One management services agreement provides compensation based on a percentage of cash collections for the agency. Another agreement mandates that we are reimbursed for operating expenses and receive a percentage of the operating net income of the agency. The final agreement provides a base monthly fee in addition to reimbursement for operating expenses.
The terms of these agreements vary. Two of the management service agreements have a term of five years, with an option to renew for an additional five-year term. Renewal for same agreement is automatic unless either party gives written notice of termination. The term of the remaining agreement is for an initial three year period with an automatic renewal for successive one year terms unless terminated by either party. The final agreement expires upon the earlier of (i) the effective date of the proposed acquisition, (ii) cancellation of the proposed acquisition, or (iii) termination at any time by mutual written consent of the parties.
We record management services revenue as services are provided in accordance with the management services agreements.
Competition
The home health care market is highly fragmented. According to the Medicare Payment Advisory Commission (“MedPac”), an independent agency that advises Congress on various Medicare issues, there were approximately 12,204 Medicare-certified home nursing agencies in the United States in 2016. MedPac estimated that in 2015 approximately 17% of Medicare-certified home health agencies provided a majority of their services in rural areas, and 78% of agencies were proprietary. We believe we are well positioned to build and maintain long-term relationships with local hospitals, physicians, and other health care providers and to become the highest quality post-acute provider in our markets. In our experience, because most rural areas do not have the population size to support more than one or two general acute care hospitals, the local community hospital often plays a significant role in rural market health care delivery systems. Rural patients who require home nursing frequently receive care from a small home care agency or an agency that, while owned and run by the local community hospital, is not an area of focus for that hospital. Similarly, patients in these markets who require services typically offered by LTACHs are more likely to remain in the community hospital because it is often the only local facility equipped to deal with severe and complex medical conditions. We choose to enter these rural markets through affiliations with local hospitals, since we typically experience significantly less competition for the services we provide.
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
We believe our diverse service offerings, collaborative approach to working with health care providers, densification house of brands market strategy, our size as one of the nation's largest home care providers, business experience gained from focusing on rural markets, and patient-oriented operating model provide our principal competitive advantages over local providers.
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
As required under the Medicare conditions of participation, we maintain a continuous quality improvement program, which involves:

•	ongoing education of staff and quarterly continuous quality improvement meetings at each of our agencies, facilities, and principal executive offices.

•	monthly comprehensive audits of patient charts performed at each of our agencies and facilities,

•	at least annually, a comprehensive survey readiness assessment on each of our agencies and facilities,

•	review of Home Health Compare scores,

•	assessment of patients' and/or family members' perception of care using third party data, and

•	assessment of infection control practices and risk events.
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
The Quality of Patient Care Star Ratings were first published in July 2015, and are updated quarterly thereafter based upon new data that is published with the ratings on the "Home Health Compare" section of the medicare.gov website. While we are pleased with the ratings received by our home health agencies, we continue to strive to improve our results. As of December 31, 2018, 99% of our same store home health agencies were rated 4 stars or greater when excluding recent acquisitions.
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
As of December 31, 2018, all of our home nursing and hospice locations utilize our point of care ("POC") system. Our POC system allows a visiting clinician to access records and other information from the patient’s home or at the POC, complete required documentation at the POC and submit it electronically into our patient record system.

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
Reimbursement
Medicare
The federal government’s Medicare program, governed by the Social Security Act of 1965 (the “Social Security Act”), reimburses health care providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services (“HHS”) and the Centers for Medicare & Medicaid Services (“CMS”). Medicare payments accounted for 65.4%, 71.7% and 75.5% of our net service revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.
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
The base payment rate for Medicare home nursing was $3,039.64 per 60-day episode for the year ended December 31, 2018. The base payment rate does not take into consideration the 2% sequestration payment reduction mandated by the Budget Control Act of 2011.
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

In addition, for certifications and recertifications that commence on or after January 1, 2020, CMS will implement the Patient Driven Groupings Model ("PDGM") prospective payment system, as mandated by the Bipartisan Budget Act of 2018. Under PDGM, the initial certification of patient eligibility, plan of care, and comprehensive assessment will remain valid for 60-day episodes of care, but payments for home health services will be made based upon 30-day payment periods. For low utilization payment adjustments ("LUPAs") under PDGM, the threshold will vary for a 30-day period depending on the PDGM payment group. Further, PDGM eliminates the use of the number of therapy visits in determining the calculation of payments. Under PDGM, the national standardized rate will be budget neutral and will be set in the 2020 proposed rule. While CMS has proposed to make adjustments totaling -6.42% for assumptions on changes in provider behavior affecting reimbursement, which relate to clinical group coding, comorbidity coding, and achievement of LUPA thresholds, without providing backup data to support a full understanding of the assumptions that CMS used in determining these adjustments. LHC Group intends to continue its advocacy efforts to eliminate or reduce the amount of the behavioral adjustments.
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

Effective October 1, 2018, hospices will be reimbursed at a higher routine home care rate ($196.25) for days 1 through 60 of a hospice episode of care and a lower rate ($154.21) for days 61 and beyond of a hospice episode of care. In this rule, CMS also provided for a Service Intensity Add-on increasing payments for routine home care services provided directly by registered nurses and social workers to hospice patients during the final seven days of life.
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
Long-Term Acute Care Hospitals -
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

Freestanding, HwH and Satellite LTACHs
LTACHs may be organized and operated as freestanding facilities or as a hospital within a hospital, or “HwH”. An HwH is an LTACH that is located on the "campus" of another hospital, meaning the physical area immediately adjacent to a hospital’s main buildings, other areas and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other area determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital's campus. An LTACH that uses the same Medicare provider number of an affiliated “primary site” LTACH is known as a “satellite”. Under Medicare policy, a satellite LTACH must be located within 35 miles of its primary site LTACH and be administered by such primary site LTACH. As of December 31, 2018, we had a total of 12

LTACH facilities, with 310 licensed beds. Ten of our LTACH facilities were classified as HwHs and two were classified as freestanding. Of the 12 facilities, seven were located in Metropolitan Statistical Area (“MSA”) or urban areas and five were located in non-MSA or rural areas. One of our HwH facilities was a satellite location of a parent hospital located in an MSA. One of our freestanding locations is a remote campus site of a parent located in an MSA, and the latter freestanding location is located adjacent to a tertiary care facility.
An LTACH must have an average inpatient length-of-stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days during each annual cost reporting period. LTACHs that fail to exceed an average length-of-stay of 25 days during any cost reporting period may be paid under the general acute care hospital IPPS.
Fiscal Year 2019 Rates

On August 2, 2018, CMS posted a display copy of the Final Rule for the annual update to Medicare payment rates and policies for the fiscal year 2019 inpatient hospitals prospective payment system and the LTACH PPS. The final rule will be effective for discharges occurring on or after October 1, 2018 through September 30, 2019. CMS finalized a 0.9% overall increase in payments under the LTACH PPS in fiscal year 2019 based upon a 1% increase in payments for standard Federal payment rate cases and a 0.4% increase in payments for site neutral payment cases. On October 3, 2018, CMS published a correction to the final rule revising the fiscal year 2019, the LTACH PPS standard Federal payment rate to $41,558.68 (instead of $41,579.65 as published in the final rule on August 2, 2018). CMS also finalized elimination of the 25 Percent Rule, but implemented a one-time budget neutrality adjustment of approximately 0.9% for fiscal year 2019 to cover the cost of elimination of the rule.

CMS also finalized LTACH policy changes effective for cost reporting periods beginning on or after October 1, 2019, permitting LTACHs to establish psychiatric and rehabilitation units, and to co-locate with other IPPS-exempt hospitals to provide LTACH, psychiatric and rehabilitative care on the same campus. CMS also increased flexibility for co-located satellite LTACH facilities clarifying that such co-located satellites do not need to comply with some of the separateness and control requirements of a co-located hospital. The proposed rule also makes some changes to the LTACH quality reporting program by removing three quality measures and refraining from adding additional measures.
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

In response to the challenges associated with collecting from commercial payors, we began negotiating higher reimbursement rates with a majority of our commercial payors. As of December 31, 2018, our managed care contracts included over 320 different payors between all of our divisions. If we are unable to continue negotiating higher reimbursement rates with commercial payors or if commercial payors continue to reduce health care costs through reduction in home health reimbursement, it could have a material adverse impact on our financial results.
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
If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal and state health care programs, which would materially adversely affect our financial condition and results of operations. Although we believe we are in material compliance with all applicable laws and regulations, these are complex matters and a review of our practices by a court or law enforcement or regulatory authority could result in an adverse determination that could harm our business. Furthermore, the laws applicable to us are subject to change, interpretation, and amendment; which could adversely affect our ability to conduct our business.
Medicare Participation
To participate in the Medicare program and receive Medicare payments, our agencies and facilities must comply with regulations promulgated by CMS. Among other things, these requirements, known as “conditions of participation,” relate to the type of facility, its personnel, and its standards of medical care. While we intend to continue to participate in the Medicare reimbursement programs, we cannot guarantee that our agencies, facilities, and programs will continue to qualify for Medicare participation.
Federal Anti-Kickback Statute
Provisions of the Social Security Act of 1965, commonly referred to as the Anti-Kickback Statute, prohibit the payment or receipt of anything of value in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease, or order of items or services that are covered by a federal health care program such as Medicare and Medicaid. Violation of the Anti-Kickback Statute is a felony and sanctions include imprisonment of up to five years, criminal fines of up to $25,000, civil monetary penalties of up to $50,000 per act plus three times the amount claimed or three times the remuneration offered and exclusion from federal health care programs (including the Medicare and Medicaid programs). Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third-party payor patients.
The OIG has published numerous “safe harbors” that exempt some practices from enforcement action under the Anti-Kickback Statute. These safe harbors exempt specified activities, including bona-fide employment relationships, contracts for the rental of space or equipment, personal service arrangements, and management contracts, so long as all of the requirements of the safe harbor are met. The OIG has recognized that the failure of an arrangement to satisfy all of the requirements of a particular safe harbor does not necessarily mean that the arrangement violates the Anti-Kickback Statute. Instead, each arrangement is analyzed on a case-by-case basis, which is very fact specific. While we operate our business to comply with the prohibitions of the Anti-Kickback Statute, we cannot guarantee that all our arrangements will satisfy a safe harbor or will ultimately be viewed as being compliant with the Anti-Kickback Statute.

We endeavor to conduct our operations in compliance with federal and state health care fraud and abuse laws, including the Anti-Kickback Statute and similar state laws. However, our practices may be challenged in the future and the fraud and abuse laws may be interpreted in a way that finds us in violation of these laws. If we are found to be in violation of the Anti-Kickback Statute, we could be subject to civil and criminal penalties, and we could be excluded from participating in federal health care programs such as Medicare and Medicaid. The occurrence of any of these events could significantly harm our business and financial condition.

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
The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock that is listed on the New York Stock Exchange or NASDAQ. If the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. For example, this Stark Law exception requires that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2018, 2017 and 2016, we have in excess of $75.0 million in stockholders’ equity.
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
HHS can also impose penalties on a person or entity who offers inducements to beneficiaries for program services, who violates rules regarding the assignment of payments, or who knowingly gives false or misleading information that could reasonably influence the discharge of patients from a hospital. Persons who have been excluded from a federal health care program and who retain ownership in a participating entity, as well as persons who contract with excluded persons may be penalized.
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
In addition, CMS engages third party contractors to conduct Additional Documentation Requests ("ADR") and other third party firms, including Zone Program Integrity Contractors (“ZPICs”) and Recovery Audit Contractors (“RACs”), to conduct extensive reviews of claims data and state and Federal Government health care program laws and regulations applicable to healthcare providers. These audits evaluate the appropriateness of billings submitted for payment. Audit contractors identify overpayments resulting from incorrect payment amounts, non-covered services, medically unnecessary services, incorrectly coded services, and duplicate services, and are paid on a contingency basis. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities.
We cannot predict the ultimate outcome of any regulatory and other governmental audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Company’s costs to respond to and defend any such audits, reviews and investigations could be significant and are likely to increase in the current enforcement environment.
The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses in the future. These audits and investigations have caused and could potentially continue to cause delays in collections, recoupments, retroactive adjustment to amounts previously paid from governmental payors. Currently, the Company has recorded $16.9 million in other assets, which are from government payors related to the disputed finding of pending ZPIC audits. Additionally, these audits and investigations may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), termination from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, any of which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.
Environmental, Health, and Safety Laws
We are subject to federal, state, and local regulations governing the storage, use, and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling, and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental laws and regulations. We are not aware of any violations related to compliance with environmental, health and safety laws through 2018.
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
The institutional pharmacy operations within our facility-based services segment are also subject to regulation by the various states in which we conduct the pharmacy business, as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, administered by the United States Drug Enforcement Administration, as a dispenser of controlled substances, our pharmacy operations must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. We are not aware of any violations of applicable laws relating to our institutional pharmacy operations through December 31, 2018.
Certificate of Need and Permit of Approval Laws
In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing, constructing, acquiring, or expanding certain health services, operations, or facilities. In these states, approvals are required for capital expenditures exceeding certain amounts that involve certain facilities or services, including home nursing agencies. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program. The following U.S. jurisdictions require certificates of need or permits of approval for home nursing agencies: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Tennessee, Vermont, Washington, West Virginia, and the District of Columbia. In addition, the states of Louisiana and Mississippi continue to have state issued moratorium on the issuance of new licenses for home nursing agencies that we expect to remain in effect for 2019.
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
Accreditations
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of December 31, 2018, the Joint Commission had accredited 459 of our 543 home health agencies and 88 of our 104 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
Employees
As of December 31, 2018, we had 30,985 employees, of which 14,598 were full-time. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.
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
The PPACA and the Health Care Education Reconciliation Act of 2010 (collectively, the “Acts”) were signed into law by former President Obama on March 23, 2010, and March 30, 2010, respectively. The Acts dramatically alter the United States’ health care system and are intended to decrease the number of uninsured Americans and reduce overall health care costs. The Acts attempt to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, and tying reimbursement to the satisfaction of certain quality criteria. The Acts also contain a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs.  Because a majority of the measures contained in the Acts have either just recently or not yet taken effect, it is difficult to predict the impact the Acts will have on our operations. However, depending on how they are ultimately interpreted and implemented, the Acts could have an adverse effect on our business and its financial condition and results of operations.
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
Significant developments from the U.S. President could have a material effect on our business.

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

The appointment of Alex Azar as the Secretary of the Department of Health and Human Services (HHS) may also affect our business. During his confirmation hearings, Mr. Azar expressed his personal opinions concerning the need to continue moving toward value-based payments, saying it represents a shift from "paying for procedures to paying for outcomes." While we continue to work with Secretary Azar and HHS under his leadership, we cannot anticipate the effect that the appointment of Secretary Azar will have on HHS policy and/or Medicare or Medicaid reimbursements.

The impact of the recent significant federal tax reform on the combined company is uncertain and may significantly affect the operations of the combined company.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Tax Act”) into law. The Tax Act is the most comprehensive tax legislation signed into law in over three decades and makes broad and complex changes to the U.S. tax code. The Tax Act will significantly change how our earnings are taxed, including, among other items, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, (2) repealing the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be utilized, (3) temporarily providing for elective immediate expensing for certain depreciable property, (4) creating a new limitation on deductible interest expense, and (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. While we currently expect the Tax Act to have a long-term positive impact on our net income, we are continuing to evaluate the impact of the Tax Act on our current and prospective business. Furthermore, our financial results may be negatively impacted should tax rates be increased in the future or otherwise adversely affected by changes in allowable expense deductions.

We derive a majority of our consolidated net service revenue from Medicare. If there are changes in Medicare rates or methods governing Medicare payments for our services, or if we are unable to control our costs, our results of operations and cash flows could decline materially.
For the years ended December 31, 2018, 2017 and 2016, we received 65.4%, 71.7% and 75.5%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. See Part I, Item 1. Reimbursement in this Annual Report on Form 10-K for additional information regarding reimbursements. Reductions in Medicare reimbursement could be caused by many factors, including:

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

On December 11, 2014, CMS proposed a star rating methodology for home health agencies to meet the PPACA’s call for more transparent public information on provider quality. All Medicare-certified home health agencies would be eligible to receive a star rating (from one to five stars) based on a number of quality measures, such as timely initiation of care, drug education provided to patients, fall risk assessment, depression assessments, improvements in bed transferring, and bathing, among others. The “Quality of Patient Care Star Ratings” were first published in July 2015, and are updated quarterly thereafter based upon new data that is published with the ratings on the “Home Health Compare” section of the medicare.gov website. While we are pleased with the ratings received by our home health agencies and are striving to improve our results, it is not clear at this time what impact, if any, the new rating system will have on our home health business.

We face reviews, audits and investigations under our contracts with federal and state government agencies and private payors, and these audits could have adverse findings that may negatively impact our business.
We are subject to various routine and non-routine governmental reviews, audits and investigations. CMS engages third party contractors to conduct Additional Documentation Requests ("ADR") and other third party firms, including Zone Program Integrity Contractors (“ZPICs”) and Recovery Audit Contractors (“RACs”), to conduct extensive reviews of claims data and non-medical and other records to identify potential improper payments under the Medicare program. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the health care industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers. Although we have invested substantial time and effort in implementing policies and procedures to comply with laws and regulations, we could be subject to liabilities arising from violations. A violation of the laws governing our operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, the termination of our rights to participate in federal and state-sponsored programs or the suspension or revocation of our licenses to operate. If we become subject to material fines or if other sanctions or other corrective actions are imposed upon us, we may suffer a substantial reduction in net income.
We are subject to federal and state laws that govern our employment practices. Failure to comply with these laws, or changes to these laws that increase our employment-related expenses, could adversely impact our operations.
We are required to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health requirements, wage and hour requirements, employment insurance, and equal employment opportunity laws. These laws can vary significantly among states and can be highly technical. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal or state laws or regulations requiring employers to provide specified benefits to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits, or the lengthening of periods for which unemployment benefits are available. We may not be able to offset any increased costs and expenses. Furthermore, any failure to comply with these laws, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business. Additionally, a number of states require that direct care workers receive state-mandated minimum wage and/or overtime pay. Opponents of such policies argue that the new protections will make in-home care more expensive for government programs that pay for such services, and that these new rules and regulations could result in a reduction in covered services. We will continue to evaluate the effect of these various new rules and regulations on our operations.
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
If our LTACHs fail to meet or maintain the standards for Medicare certification as LTACHs, such as for average minimum patient length-of-stay and restrictions on sources of referral (e.g. the 25 Percent rule), they will receive reimbursement under the prospective payment system applicable to general acute care hospitals rather than the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in our LTACHs receiving less Medicare reimbursement than they currently receive for their patient services. If any of our LTACHs were subject to payment as general acute care hospitals, our net service revenue and net income would decline. The 25 Percent rule will not be applied to LTACHs for discharges occurring on or before September 30, 2018.

The implementation of new patient criteria for our LTACHs under the BBA 2018 will reduce the population of patients eligible for LTACH-PPS and change the basis upon which we are paid which could adversely affect our revenues and profitability.

The BBA 2018 creates new Medicare criteria and payment rules for our LTACHs. Under the new criteria, our LTACHs treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under the LTACH-PPS rate. Other patients will continue to have access to LTACH care, but our LTACH will be paid at a “site-neutral rate” for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or LTACH costs.

The effective date of the new patient criteria was October 1, 2015, followed by a two-year phase-in period tied to each LTACH’s cost reporting period. During the phase-in period, payment for patients receiving the site-neutral rate will be based 50% on the current LTACH-PPS rate and 50% on the new site-neutral rate. For our two LTACHs that have a cost reporting period starting before July 1 of each year, the phase-in began on June 1, 2016. For our six LTACHs that have a cost reporting period starting on or after July 1 of each year, the phase-in began on September 1, 2016. As described in Part I, Item 1. Reimbursement in this Annual Report on Form 10-K, the BBA 2018 extended the site neutral phase-in period for an additional two years, based upon a 4.6% reduction in site neutral payments over seven years.

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

The additional patient criteria imposed by the BBA 2018 will reduce the population of patients eligible for LTACH-PPS rates and change the basis upon which our LTACHs are paid for other patients. In addition, the BBA 2018 will generate additional governmental regulations, including interpretations and enforcement actions surrounding those regulations. These changes could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

As of December 31, 2018, we operated in 17 states that require health care providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction or expansion of health care facilities, to make certain capital expenditures or to make changes in services or bed capacity. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.

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
The agreement and instruments governing our revolving credit facility contain, and the agreements and instruments governing future debt agreements may contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios that may restrict our ability to:

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
Our operations along coastal areas in the United States are particularly susceptible to adverse weather events, such as hurricanes. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Future hurricanes could affect our operations or the economies in those market areas and result in damage to certain of our facilities, the equipment located at such facilities or equipment rented to patients in those areas. Our business and results of operations may be adversely affected by these and other negative effects of future hurricanes. Although we maintain insurance coverage, we cannot guarantee that our insurance coverage will be adequate to cover any losses or that we will be able to maintain insurance at a reasonable cost in the future. If our losses from business interruption or property damage exceed the amount for which we are insured, our results of operations and financial condition would be adversely affected.
We may be more vulnerable to the effects of a public health catastrophe than other businesses due to the nature of our patients.
The majority of our patients are older individuals and others with complex medical challenges, many of whom may be more vulnerable than the general public during a pandemic or other public health catastrophe. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable patients. For example, if a flu pandemic were to occur, we could suffer significant losses to our consumer population or a reduction in the availability of our employees and, at a high cost, be required to hire replacements for affected workers. Accordingly, certain public health catastrophes could have a material adverse effect on our financial condition and results of operations.
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
We assess other intangible assets, such as trade names and licenses, at the applicable market or component level based on expected revenue and cash flows to be generated by those assets or collection of assets. Specific economic factors and conditions attributed to local markets or underlying agencies could cause these expected revenue and cash flows to decrease. If we determine that the fair value is less than the carrying value, we could be required to record material non-cash impairment charges, which could have a material adverse effect on our earnings, debt covenants and ability to access capital.
Our implicit price concessions may not be sufficient to cover uncollectible amounts.
On an ongoing basis, we estimate the amount of Medicare, Medicaid and private insurance receivables that we will not be able to collect. This allows us to calculate the expected loss on our receivables for the period we are reporting. Our implicit price concessions may underestimate actual uncollectible receivables for various reasons, including:

•	adverse changes in our estimates as a result of changes in payor mix and related collection rates;

•	inability to collect funds due to missed filing deadlines or inability to prove that timely filings were made;

•	adverse changes in the economy generally exceeding our expectations; or

•	unanticipated changes in reimbursement from Medicare, Medicaid and private insurance companies.
If our implicit price concessions are insufficient to cover losses on our receivables, our business, financial position and results of operations could be materially adversely affected.
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
Our growth strategy involves the acquisition of agencies throughout the United States. These acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees or patients of acquired agencies and the assumption of liabilities and exposure to unforeseen liabilities of acquired agencies. We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on our operations.
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
Our ability to maintain the security of patient, employee, third-party or company information could have an impact on our reputation and our results.

We have been, and likely will continue to be, subject to computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks or events. Any future significant compromise or breach of our data security, whether external or internal, or misuse of patient, employee, third-party or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises, or misuses of data. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
Our failure to negotiate favorable managed care contracts, or our loss of existing favorable managed care contracts, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

One of our strategies is to diversify our payor sources by increasing the business we do with managed care companies, and we strive to secure favorable contracts with managed care payors. However, we may not be successful in these efforts. Additionally, there is a risk that any favorable managed care contracts that we can secure may be terminated on short notice, since managed care contracts typically permit the payor to terminate without cause, typically on 60 days' notice. Such provisions can provide payors with leverage to reduce volume or obtain favorable pricing. Our failure to negotiate, secure, and maintain favorable managed care contracts could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.
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
Our executive officers and directors and individuals or entities affiliated with them, beneficially own an aggregate of approximately 4.3% of our outstanding shares of common stock as of December 31, 2018. The interests of these stockholders may differ from other stockholders’ interests. If they were to act together, these affiliated stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, business combinations, the amendment of our certificate of incorporation and other significant corporate actions.
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
These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of us. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors or cause us to take other corporate actions.
We have implemented other anti-takeover provisions or provisions that could have an anti-takeover effect. These provisions and others that our Board of Directors may adopt hereafter, may discourage offers to acquire us and may permit our Board of Directors to choose not to entertain offers to purchase us, even if such offers include a substantial premium to the market price of our common stock. Therefore, our stockholders may be deprived of opportunities to profit from a sale of the Company.
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
If we identify material weaknesses in our internal control over financial reporting, our business and our stock price could be adversely affected.
We are required to report on the effectiveness of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley. Under Section 404, we are required to assess the effectiveness of our internal control over financial reporting and report our conclusion in our Annual Report on Form 10-K. Our independent registered public accounting firm is also required to report its conclusion regarding the effectiveness of our internal control over financial reporting. The existence of one or more material weaknesses could require us and our auditor to conclude that our internal control over financial reporting is not effective. If material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny and a loss of public confidence in our financial reporting, which could have an adverse effect on our business and price of our common stock.

Risk Factors Related to the Merger with Almost Family

The company may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected. The combined company may also encounter significant difficulties in integrating the two businesses.

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

Many of these factors are outside of the control of the combined company, and any one of them could result in increased costs and liabilities, decreases in the amount of expected revenue and earnings, and diversion of management’s time and energy, which could have a material adverse effect on the business, financial condition, and results of operations of the combined company. In addition, even if the operations of our business and the business of Almost Family are integrated successfully, the full benefits of the transaction may not be realized, including the synergies, cost savings, growth opportunities, or cash flows that are expected, and the combined company will also be subject to additional risks that could impact future earnings. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of our business with the business of Almost Family. All of these factors could cause dilution of the earnings per share of the combined company, decrease or delay the expected accretive effect of the Merger, negatively impact the price of the combined company’s stock, impair the ability of the combined company to return capital to its stockholders, or have a material adverse effect on the business, financial condition, and results of operations of the combined company.

The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger.

Following the Merger, the size of the business of the combined company increased significantly beyond the current size of either our business or Almost Family’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for the management of the combined company, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements, and other benefits currently anticipated from the Merger.

Furthermore, we have incurred and expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. In addition, the continued integration of the two businesses could result in additional costs and expenses that were not expected or anticipated, and such costs and expenses could have a material adverse effect on the financial condition and results of operations of the combined company.

Portions of our Healthcare Innovations (HCI) segment compete in relatively new and developing markets, face larger more well-capitalized competitors, and rely on small numbers of relatively large customers.

The Company's HCI segment is used to report on the Company's developmental activities other than home health, hospice, home and community-based services, and facility-based services. The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement and management company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for home-bound or home-limited patients with chronic and acute illnesses who have difficulty traveling to a doctor's office, and (d) a cost basis investment in Care Journey (formerly NavHealth, Inc.), a population-health analytics company. Portions of our HCI segment compete in new and developing markets with new competitors or solutions developed and introduced to the market regularly. Such new products may capture market share more quickly or may have access to more capital than the capital we have allocated for such projects. Our efforts to bring new solutions to the market may prove unsuccessful, may prove to be unprofitable, or may prove to be costlier to bring to market than anticipated. Our investments in these activities are highly speculative in nature and subject to loss. Specifically, our assessment subsidiary competes with larger, better capitalized competitors, while also being particularly reliant on a small number of large customers, the loss of which could significantly and adversely impact its results.

We have invested in development stage companies which may require further funding to support their respective business plans, which may ultimately prove unsuccessful.

In conjunction with the Merger, we obtained controlling interests in (a) Imperium Health Management, LLC, an ACO enablement and management company, (b) Long Term Solutions, Inc., a provider of in-home nursing assessments for the long-term care insurance industry, (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for home-bound or home-limited patients with chronic and acute illnesses who have difficulty traveling to a doctor's office, as well as (d) a cost basis interest in Care Journey (formerly NavHealth, Inc.), a development stage analytics and software company. These investments are highly speculative, at risk and we may choose to make further investments, all of which may ultimately provide no return and could lead to a total loss of our investment.

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

Notwithstanding our efforts, our ACOs may be unable to meet the required savings rates or may not satisfy the quality measures and efforts to drive other revenue may not cover operating costs of these investments.  In addition, as the MSSP is a young program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may have a material adverse effect on our ability to recoup any of our investments.  Further, there can be no assurance that we will maintain positive relations with our ACO partners or significant customers, which could result in a loss of our investment.

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
Our principal executive office is located in Lafayette, Louisiana in a 66,846 square foot building, which was originally leased. During 2018, the Company purchased the land, building and adjacent parcels of land for approximately $19.3 million. The purchase was the first steps in the total $70.0 million home office campus expansion project expected to be completed in late 2020.

In addition, the Company leases two off-campus office buildings in Lafayette, Louisiana, where we occupy 22,571 and 15,833 square feet. We anticipate consolidating activities currently conducted in these two off-campus sites to the principal executive office location once the home office campus expansion project is completed.

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

Ten of our LTACHs are HWHs, meaning we have a lease or sublease for space with the host hospital. Generally, our leases or subleases for LTACHs have initial terms of five years, but range from three to ten years. Most of our leases and subleases for our LTACHs contain multiple options to extend the term in one-year increments.

We believe that our properties and facilities are well maintained and are generally suitable and adequate for the purposes for which they are used.

The following table shows the locations of our home health, hospice, home and community-based services, facility-based services, and healthcare innovations facilities by state as of December 31, 2018:

	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI
Tennessee	59	11	8	—	—
Florida	58	2	10	—	1
Louisiana	38	12	—	14	4
Kentucky	53	—	9	—	1
Mississippi	37	13	—	—	—
Ohio	18	1	19	—	1
Alabama	31	7	—	—	—
Arkansas	23	7	5	2	1
Pennsylvania	24	6	2	—	—
Georgia	19	8	—	—	—
West Virginia	18	4	—	—	1
Texas	18	2	1	1	—
Illinois	18	1	—	—	—
Virginia	12	5	1	—	—
North Carolina	9	4	3	—	1
Connecticut	4	—	12	—	—
Washington	11	4	1	—	—
Indiana	13	—	—	—	1
Missouri	6	5	2	—	—
Maryland	10	—	1	—	1

New York	5	—	7	—	—
South Carolina	4	6	—	—	—
Arizona	8	1	—	—	—
New Jersey	9	—	—	—	—
Michigan	4	3	—	—	—
Idaho	4	2	—	—	—
Massachusetts	6	—	—	—	—
Colorado	5	—	—	—	—
Oklahoma	5	—	—	—	—
Oregon	4	—	—	—	—
California	2	—	—	—	—
Nevada	1	—	—	—	—
New Mexico	1	—	—	—	—
New Hampshire	1	—	—	—	—
Rhode Island	1	—	—	—	—
Wisconsin	4	—	—	—	—
	543	104	81	17	12

Item 3.	Legal Proceedings.
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
On January 18, 2018, Jordan Rosenblatt, a purported shareholder of Almost Family, Inc. (“Almost Family”) filed a Complaint for Violations of the Securities Exchange Act of 1934 (the "1934 Act") in the United States District Court for the Western District of Kentucky, styled Rosenblatt v. Almost Family, Inc., et al., Case No. 3:18-cv-40-TBR (the “Rosenblatt Action”). The Rosenblatt Action was filed against the Company, Almost Family, Almost Family’s board of directors, and Hammer Merger Sub, Inc. ("Merger Sub"). The complaint in the Rosenblatt Action (“Complaint”) asserts that the Form S-4 Registration Statement (“Registration Statement”) filed on December 21, 2017 contains false and misleading statements with respect to the Merger. The Complaint asserted claims against Almost Family and its board of directors for violations of Section 14(a) of the 1934 Act in connection with the dissemination of the Registration Statement, and asserted claims against the Almost Family board of directors and the Company for violations of Section 20(a) of the 1934 Act as controlling persons of Almost Family. The Rosenblatt Action sought, among other things, an injunction enjoining the Merger from closing and an award of attorneys’ fees and costs.
In addition to the Rosenblatt Action, two additional complaints were filed against Almost Family and the Almost Family board of directors in the United States District Court for the District of Delaware (the "Delaware Actions") alleging similar violations as the Rosenblatt Action. These Delaware Actions also sought, among other things, an injunction enjoining the closing of the Merger and an award of attorneys’ fees and costs.
On February 22, 2018, one of the plaintiffs in the Delaware Actions moved for a preliminary injunction to enjoin the merger of Almost Family and Merger Sub. Then, on March 2, 2018, the Delaware Actions were transferred to the United States District Court for the Western District of Kentucky. Shortly thereafter, on March 12, 2018, Almost Family, LHC and Merger

Sub opposed the plaintiff's motion for a preliminary injunction, and the court heard oral argument on the plaintiff's motion for a preliminary injunction on March 19, 2018. On March 22, 2018, the court denied the plaintiff's motion for preliminary injunction.
The next day, on March 23, 2018, one of the plaintiffs in the Delaware Actions moved to consolidate the Delaware Actions with the Rosenblatt Action and for the appointment of a lead plaintiff. On December 19, 2018, the Court granted the motion to consolidate, appointed Leonard Stein, a purported Almost Family shareholder, as the lead plaintiff, and approved Stein's selection of Lead Counsel.
On February 1, 2019, the lead plaintiff filed his Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint asserts claims against Almost Family, LHC and the Almost Family board of directors for violations of Section 14(a) of the 1934 Act in connection with the dissemination of the Registration Statement, and asserts breach of fiduciary duty claims and claims for violations of Section 20(a) of the 1934 Act against the Almost Family board of directors. The Consolidated Complaint seeks, among other things, monetary damages and an award of attorneys' fees and costs.
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

Sales of Unregistered Common Stock
On July 1, 2018, the Company acquired all noncontrolling membership interests in Imperium Health Management, LLC ("Imperium") then-held by non-affiliated owners (the "Imperium Sellers"), which equated to approximately 29.4% of the membership interests of Imperium outstanding in such time, for an aggregate purchase price equal to $7.1 million. Upon the closing, Imperium became a wholly-owned indirect subsidiary of the Company. At the closing, the Company issued an aggregate of 90,032 shares of its unregistered common stock to the Imperium Sellers as consideration of their noncontrolling membership interests in Imperium. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act") in a privately-negotiated transaction not involving a public offering to the Imperium Sellers, each of which is an "accredited investor" as defined in Regulation D promulgated under the Securities Act.
Market Information and Holders
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LHCG.” As of February 22, 2019, there were approximately 455 registered holders of record of our common stock.
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
Price Range of Common Stock
The following table provides the high and low prices of our common stock during each quarter in 2018 and 2017 as quoted by NASDAQ:

	High	Low
2018
Fourth Quarter	$104.99	$85.06
Third Quarter	102.99	85.17
Second Quarter	86.87	62.98
First Quarter	66.13	60.09
	High	Low
2017
Fourth Quarter	$72.07	$59.70
Third Quarter	70.92	57.72
Second Quarter	68.35	51.76
First Quarter	54.10	44.64
The closing price of our common stock as reported by NASDAQ on February 26, 2019 was $107.35.
Performance Graph
This item is incorporated by reference from our Annual Report to Stockholders for the fiscal year ended December 31, 2018.
Issuer Purchases of Equity Securities
None.

Item 6.	Selected Financial Data.
The selected consolidated financial data presented below is derived from our audited consolidated financial statements for each of the years in the five year period ended December 31, 2018. The financial data for the years ended December 31, 2018, 2017 and 2016 should be read together with our consolidated financial statements and related Notes included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included herein (amounts in thousands, except share and per share data).

Year Ended December 31,	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Net service revenue (1)	$1,809,963	$1,062,602	$900,033	$797,123	$717,852
Gross margin	653,606	386,792	342,383	316,245	283,077
Operating income	111,001	74,682	70,562	66,343	45,486
Net income	78,923	60,386	45,942	41,650	28,752
Net income attributable to LHC Group, Inc.’s common stockholders	63,574	50,112	36,583	32,335	21,837
Net income attributable to LHC Group, Inc.'s common stockholders:
Basic	$2.31	$2.83	$2.08	$1.86	$1.27
Diluted	$2.29	$2.79	$2.07	$1.84	$1.26
Weighted average shares outstanding:
Basic	27,498,351	17,715,992	17,559,477	17,405,379	17,229,026
Diluted	27,773,396	17,961,018	17,682,820	17,547,531	17,315,333

As of December 31,	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash	$49,363	$2,849	$3,264	$6,139	$531
Total assets	1,928,715	793,702	614,071	566,054	491,739
Total debt	243,703	144,286	87,796	98,784	61,008
Total LHC Group, Inc. stockholders’ equity	1,316,925	448,868	395,126	354,582	318,639

Footnote 1: The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09") on January 1, 2018 on a full retrospective basis, which required the Company to present the prior comparable periods as adjusted. The adoption of the standard did not have a material impact on the Company's financial statements. All amounts previously classified as provision for bad debts were reclassified within the Company's net service revenue.

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
Overview

We provide post-acute health care services primarily to Medicare beneficiaries throughout the United States, through our home health agencies, hospice agencies, home and community-based services agencies, long-term acute care hospitals, and healthcare innovations services. Our net service revenue increased $747.4 million to $1.8 billion for the year ending December 31, 2018 from $1.1 billion for the year ending December 31, 2017 largely as a result of the merger with Almost Family, Inc. During 2018, we acquired 355 agencies, such that, as of December 31, 2018, we operated 757 locations in 36 states within the continental United States.
On April 1, 2018, we completed our Merger with Almost Family, whereby Almost Family became a wholly owned subsidiary of the Company. The accompanying audited results of operations for the year ended December 31, 2018 includes the results of operations for Almost Family for the period April 1, 2018 to December 31, 2018, affecting comparability of fiscal 2018 and 2017 amounts. See Note 3 to the Consolidated Financial Statement for additional information about the Merger.
Segments
Our services are classified into five segments: (1) home health, (2) hospice, (3) home and community-based, (4) facility-based services offered primarily through our LTACHs, and (5) healthcare innovations.
Through our home health services segment we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational and speech therapy. As of December 31, 2018, we operated 543 home health service locations, of which 302 are wholly-owned by us, 232 are majority-owned or controlled by us through equity joint ventures, three are controlled by us through license lease arrangements and the remaining six are only managed by us.
Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2018, we operated 104 hospice locations, of which 57 are wholly-owned by us, 45 are majority-owned by us through equity joint ventures and two are controlled by us through license lease arrangements.
Through our home and community-based services segment, our services are performed by paraprofessional personnel, and include assistance to elderly, chronically ill, and disabled patients with activities of daily living. As of December 31, 2018, we operated 81 community-based services locations, of which 71 are wholly-owned and ten are majority-owned through an equity joint venture.
We provide facility-based services principally through our LTACHs. As of December 31, 2018, we operated 11 LTACHs with 12 locations, of which all but two are located within host hospitals. We also operate two pharmacies, a family health center, a rural health clinic, and two physical therapy clinics. Of these 17 facility-based services locations as of December 31, 2018, eight are wholly-owned by us and nine are controlled by us through equity joint ventures.

Our HCI segment reports on our developmental activities outside its other business segments. The HCI segment includes
(a) Imperium Health Management, LLC, an ACO enablement and management company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office, and (d) a cost basis investment in Care Journey (formerly NavHealth, Inc.), a population-health analytics company. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments. The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs. They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled inhome clinical assessments. We have 12 HCI locations, of 11 which are wholly-owned and one is controlled by us through equity joint ventures.
The percentage of net service revenue contributed from each reporting segment for the each of the periods ended December 31, 2018, 2017 and 2016 was as follows:

Type of Segment	2018	2017	2016
Home health	71.4%	73.1%	72.8%
Hospice	11.0	14.8	14.8
Home and community-based	9.5	4.4	4.8
Facility-based	6.3	7.7	7.6
Healthcare innovations	1.8	—	—

100.0%	100.0%	100.0%
Development Activities
The following table provides a summary of our acquisitions, divestitures and internal development activities from January 1, 2016 through December 31, 2018. This table does not include the six management services agreements under which we manage the operations of six home nursing agencies, through our home health services segment, nor does it include our pharmacies, family health center, rural health clinic, physical therapy clinics through our facility-based services segment.

	Home Health Agencies	Hospice Agencies	Community -based Agencies	Long-Term Acute Care Hospitals	HCI
Total at January 1, 2016	280	56	13	8	—
Developed	5	1	—	—	—
Acquired	12	10	1	—	—
Divested/Merged	(16)	(2)	(3)	—	—
Total at December 31, 2016	281	65	11	8	—
Developed	3	1	—	—	—
Acquired	43	27	1	6	—
Divested/Merged	(12)	(2)	—	—	—
Total at December 31, 2017	315	91	12	14	—
Developed	—	1	4	(2)	—
Acquired	260	18	65	—	12
Divested/Merged	(38)	(6)	—	—	—
Total at December 31, 2018	537	104	81	12	12
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

In addition, for certifications and recertifications that commence on or after January 1, 2020, CMS will implement the Patient Driven Groupings Model ("PDGM") prospective payment system, as mandated by the Bipartisan Budget Act of 2018. Under PDGM, the initial certification of patient eligibility, plan of care, and comprehensive assessment will remain valid for 60-day episodes of care, but payments for home health services will be made based upon 30-day payment periods. For LUPAs under PDGM, the threshold will vary for a 30-day period depending on the PDGM payment group. Further, PDGM eliminates the use of the number of therapy visits in determining the calculation of payments. Under PDGM, the national standardized rate will be budget neutral and will be set in the 2020 proposed rule. While CMS has proposed to make adjustments totaling -6.42% for assumptions on changes in provider behavior affecting reimbursement, which relate to clinical group coding, comorbidity coding, and achievement of LUPA thresholds, without providing backup data to support a full understanding of the assumptions that CMS used in determining these adjustments. LHC Group intends to continue its advocacy efforts to eliminate or reduce the amount of the behavioral adjustments.

Hospice

On August 1, 2017, CMS issued a final rule updating Medicare payment rates and the wage index for hospices for fiscal year 2018. The result will be a 1.0% increase in payment rates due to the provisions of Section 411 (d) of the Medicare Access and CHIP Reauthorization Act of 2015 (Pub. L. 114-10) ("MACRA"). The hospice cap will be $28,689.04, which is a 1% increase. The Final Rule finalizes eight measures from Consumer Assessment of Healthcare Providers and Systems ("CAHPS") Hospice Survey data already submitted by hospices. The rule also finalizes the extension of the exception for quality reporting purposes from 30 calendar days to 90 calendar days after the date that an extraordinary circumstance occurred. CMS began public reporting Hospice Quality Reporting Program ("HQRP") data via a Hospice Compare Site in

August 2017 to help customers make informed choices. Hospices that fail to meet quality reporting requirements will receive a two percentage point reduction to their payments. The following table shows the hospice Medicare payment rates for fiscal year 2018, which began on October 1, 2017 and ended September 30, 2018:

Description	Rate per patient day
Routine Home Care days 1-60	$192.78
Routine Home Care days 60+	$151.41
Continuous Home Care	$976.42
Full Rate = 24 hours of care
$40.19 = hourly rate
Inpatient Respite Care	$172.78
General Inpatient Care	$743.55

On August 1, 2018, CMS posted a display copy of the final rule for the annual update to Medicare hospice payment rates for fiscal year 2019. In this final rule, hospices will receive a 1.8% increase in Medicare payments for fiscal year 2019. The hospice payment update percentage for fiscal year 2019 is based on a 2.9% inpatient hospital market basket update, reduced by a 0.8% point multifactor productivity adjustment, and reduced by a 0.3 percentage point adjustment required by law. Hospices that fail to meet quality reporting requirements receive a 2.0 percentage point reduction to their payments. The hospice aggregate cap amount for fiscal year 2019 will be $29,205.44 (2018 cap amount of $28,689.04 increased by 1.8%). Additionally, this rule finalizes conforming regulations text changes so that effective January 1, 2019, physician assistants will be recognized as designated hospice attending physicians, in addition to physicians and nurse practitioners. This rule also finalizes changes to the HQRP.

The following table shows the hospice Medicare payment rates for fiscal year 2019, which began on October 1, 2018 and will end September 30, 2019:

Description	Rate per patient day
Routine Home Care days 1-60	$196.25
Routine Home Care days 61+	$154.21
Continuous Home Care	$997.38
Full Rate = 24 hours of care
$41.56 = hourly rate
Inpatient Respite Care	$176.01
General Inpatient Care	$758.07
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

Home and Community-Based Services

Home and community-based services are in-home care services, which are primarily performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to elderly, chronically ill, and disabled patients. Revenue is generated on an hourly basis and our current primary payors are TennCare Managed Care Organization and Medicaid.
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

On August 2, 2018, CMS posted a display copy of the final rule for the annual update to Medicare payment rates and policies for the fiscal year 2019 inpatient hospitals prospective payment system and the LTACH PPS. The final rule will be effective for discharges occurring on or after October 1, 2018 through September 30, 2019. CMS finalized a 0.9% overall increase in payments under the LTACH PPS in fiscal year 2019 based upon a 1% increase in payments for standard Federal payment rate cases and a 0.4% increase in payments for site neutral payment cases. On October 3, 2018, CMS published a correction to the final rule revising the fiscal year 2019 LTACH PPS standard Federal payment rate to $41,558.68 (instead of $41,579.65 as published in the final rule on August 2, 2018). CMS also finalized elimination of the 25 Percent Rule, but implemented a one-time budget neutrality adjustment of approximately 0.9% for fiscal year 2019 to cover the cost of elimination of the rule.

CMS also finalized LTACH policy changes effective for cost reporting periods beginning on or after October 1, 2019, permitting LTACHs to establish psychiatric and rehabilitation units, and to co-locate with other IPPS-exempt hospitals to provide LTACH, psychiatric and rehabilitative care on the same campus. CMS also increased flexibility for co-located satellite LTACH facilities clarifying that such co-located satellites do not need to comply with some of the separateness and control requirements of a co-located hospital. The proposed rule also makes some changes to the LTACH quality reporting program by removing three quality measures and refraining from adding additional measures.

None of the aforementioned estimated changes to Medicare payments for home health, hospice, and LTACHs include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.

Medicare Accountable Care Organizations (ACOs)

The Affordable Care Act established ACOs as a tool to improve quality and lower costs through increased care coordination in the Medicare fee-for-service ("FFS) program, also known as "Original Medicare." The Medicare FFS program covers approximately 70% of the Medicare recipients or approximately 36 million eligible Medicare beneficiaries. ACOs are typically formed as legal entities by groups of doctors and other healthcare providers who endeavor to work together to provide high quality services and care for their patients through three-year contracts with CMS. Provider and beneficiary participation in an ACO is purely voluntary and Medicare beneficiaries retain their current ability to seek treatment from any provider they wish. Beneficiaries are assigned to ACOs using an "attribution" model based on a plurality of services provided by the primary care physician. Beneficiaries retain the right to use any doctor or hospital who accepts Medicare, at any time.

CMS established the Medicare Shared Savings Program ("MSSP") to facilitate coordination and cooperation among providers to improve the quality of care for Medicare FFS beneficiaries and to reduce costs. Eligible providers, hospitals, and suppliers may participate in the MSSP by creating, participating in or contracting with an ACO. The MSSP is designed to improve beneficiary outcomes and increase value of care by (1) promoting accountability for the care of Medicare FFS beneficiaries, (2) requiring coordinated care for all services provided under Medicare FFS, and (3) encouraging investment in infrastructure and redesigned care processes. The MSSP will reward ACOs that provide healthcare services at a cost for the ACO's patients during a relevant measurement year that is below the ACO's benchmark costs established by CMS, while also meeting performance standards on quality of care. Under the final MSSP rules, Medicare is to reimburse individual providers and suppliers for specific items and services as Medicare currently does under the FFS payment methodologies. MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO, if the ACO is to receive shared savings or for ACOs that have elected to accept responsibility for losses. An ACO that meets the program's quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below its own medical expenditure benchmark provided by CMS. The Company's HCI services provides specialized management services to ACOs, and in return, the Company shares in any MSSP payments received by the ACO.
2018 and 2017 Operational Data

The following table sets forth, for the period indicated, each of our segment's data regarding census, admissions, billable hours and patient days:

	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018	Three Months Ended September 30, 2018	Three Months Ended December 31, 2018
Home Health:
Average census	45,156	76,708	75,479	75,869
Average Medicare census	30,362	51,279	49,948	49,858
Admissions	53,123	93,905	92,643	92,168
Medicare admissions	33,028	59,012	57,118	56,919
Hospice:
Average census	3,136	3,659	3,804	3,823
Average Medicare census	2,910	3,372	3,491	3,502
Admissions	4,054	4,528	4,557	4,558
Medicare admissions	3,549	3,942	3,931	3,995
Patient days	282,220	332,978	346,153	322,197
Home and community-based:
Billable hours	478,952	2,227,831	2,284,980	2,257,127
LTACHs:
Patient days	22,560	19,983	21,617	18,409
	Three Months Ended March 31, 2017	Three Months Ended June 30, 2017	Three Months Ended September 30, 2017	Three Months Ended December 31, 2017
Home Health:
Average census	41,874	43,395	43,450	44,362
Average Medicare census	29,244	29,743	29,691	29,925
Admissions	47,375	47,625	47,841	49,668
Medicare admissions	29,957	29,868	29,964	30,745
Hospice:
Average census	2,861	3,031	3,108	3,180
Average Medicare census	2,650	2,803	2,888	2,959
Admissions	3,112	3,227	3,438	3,655
Medicare admissions	2,657	2,791	2,967	3,199
Patient days	257,474	275,866	285,971	351,742
Home and community-based:
Billable hours	344,186	342,337	369,700	469,963
LTACHs:
Patient days	13,732	13,075	14,599	21,719

Consolidated Results of Operations
The following table sets forth, for the period indicated, our consolidated results (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Consolidated Services Data:
Net service revenue	$1,809,963	$1,062,602	$900,033
Cost of service revenue	1,156,357	675,810	557,650
Gross margin	653,606	386,792	342,383
General and administrative expenses	537,916	310,539	270,622
Impairment of intangibles and other	4,689	1,571	1,199
Operating income	111,001	74,682	70,562
Interest expense	(9,679)	(3,352)	(2,444)
Income tax expense	22,399	10,944	22,176
Income attributable to noncontrolling interests	15,349	10,274	9,359

Net income available to LHC Group, Inc.’s common stockholders	$63,574	$50,112	$36,583
The following table sets forth our consolidated results as a percentage of net service revenue, except income tax expense, which is presented as a percentage of income attributable to LHC Group, Inc.’s common stockholders:

	Year Ended December 31,
	2018	2017	2016
Consolidated Services Data:
Cost of service revenue	63.9%	63.6%	62.0%
Gross margin	36.1	36.4	38.0
General and administrative expenses	29.7	29.2	30.1
Impairment of intangibles and other	0.3	0.1	0.1
Operating income	6.1	7.0	7.8
Interest expense	(0.5)	(0.3)	(0.3)
Income tax expense	26.1	17.9	37.7
Income attributable to noncontrolling interests	0.8	1.0	1.0
Net income attributable to LHC Group, Inc.’s common stockholders	3.5	4.7	4.1

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Consolidated net service revenue for the year ended December 31, 2018 was $1.8 billion compared to $1.1 billion for the same period in 2017, an increase of $747.4 million, or 70.3%. Consolidated net service revenue growth in 2018 was primarily due to both our acquisitions during 2018 and an increase in same store growth. Consolidated net service revenue was comprised of the following for the periods ending December 31:

Segment	2018	2017
Home health	71.4%	73.1%
Hospice	11.0	14.8
Home and community-based	9.5	4.4
Facility-based	6.3	7.7
Healthcare innovations	1.8	—
	100.0%	100.0%
Revenue derived from Medicare represented 65.4% and 71.7% of our consolidated net service revenue for the years ended December 31, 2018 and 2017, respectively.
The following table sets forth each of our segment's revenue growth or loss, along with key applicable statistical data, for the twelve months ended December 31, 2018 and the related change from the same period in 2017 (amounts in thousands, except statistical data, and revenue excludes implicit price concessions):

	Same Store (1)	De Novo (2)	Organic (3)	Organic Growth (Loss)%	Acquired (4)	Total	Total Growth (Loss) %
Home Health
Revenue	$834,644	$5,603	$840,247	8.5%	$468,124	$1,308,371	67.0%
Revenue Medicare	$572,777	$4,896	$577,673	4.0	$354,112	$931,785	65.7
New admissions	204,398	1,217	205,615	8.2	126,224	331,839	72.7
New Medicare admissions	123,527	930	124,457	4.8	81,620	206,077	71.5
Average census	43,555	257	43,812	2.9	32,134	75,946	76.2
Average Medicare census	28,681	214	28,895	(0.9)	21,595	50,490	71.1
Home health episodes	211,563	1,431	212,994	1.1	125,253	338,247	58.6
Hospice

Revenue	$158,792	$—	$158,792	3.4	$43,182	$201,974	26.9
Revenue Medicare	$144,606	$—	$144,606	0.1	$37,022	$181,628	23.5
New admissions	13,195	—	13,195	7.2	4,502	17,697	32.4
New Medicare admissions	11,594	—	11,594	6.0	3,823	15,417	33.4
Average census	2,726	—	2,726	(9.4)	877	3,603	18.6
Average Medicare census	2,516	—	2,516	(9.9)	800	3,316	17.7
Patient days	1,068,659	—	1,068,659	(2.6)	245,922	1,314,581	18.6
Home and community-based
Revenue	$49,471	$3,454	$52,925	12.8	$122,517	$175,442	274.0
Billable hours	1,510,258	156,410	1,666,668	1.4	5,592,523	7,259,191	341.5
Facility-Based
LTACHs
Revenue	$80,334	$—	$80,334	10.4	$26,117	$106,451	46.3
Patient days	63,671	—	63,671	0.8	20,218	83,889	32.8
Other facility-based
Revenue	$9,818	$—	9,818	1.2	$—	$9,818	1.2%
Healthcare Innovations
Revenue	$—	$—	—	—	$33,422	$33,422	100.0%
Consolidated
Revenue	$1,133,059	$9,057	$1,142,116	36.3%	$693,362	$1,835,478	515.4%

(1) Same store - location that has been in service with us for greater than 12 months.
(2) De Novo - internally developed location that has been in service for 12 months or less.
(3) Organic - combination of same store and de novo.
(4) Acquired - purchased location that has been in service with us 12 months or less, including all legacy Almost Family locations for the period after April 1, 2018.
Total home health organic revenue and patient metrics increased due to market share growth in service areas where we have quality scores greater than 4 stars. Total organic revenue and patient days increased in our facility-based services segment due to a higher percentage of LTACH patients meeting patient criteria requirements.
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
The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concessions, to net service revenue recognized for the twelve months ended December 31, 2018 and 2017 (amounts in thousands):

	2018	% of Net Service Revenue	2017	% of Net Service Revenue
Revenue	$1,835,478		$1,072,086
Less: Implicit price concessions	25,515	1.4%	9,484	0.9%
Net service revenue	$1,809,963		$1,062,602
Cost of Service Revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

2018	2017

Home health
Salaries, wages, and benefits	$733,432	56.8%	$438,856	56.4%
Transportation	40,760	3.2	24,550	3.2
Supplies and services	27,814	2.2	18,773	2.4
Total	$802,006	62.1%	$482,179	62.0%
Hospice
Salaries, wages, and benefits	$94,966	47.7%	$73,621	46.8%
Transportation	7,330	3.7	6,146	3.9
Supplies and services	28,695	14.4	24,202	15.4
Total	$130,991	65.8%	$103,969	66.1%
Home and community-based
Salaries, wages, and benefits	$128,124	74.3%	$34,642	75.0%
Transportation	1,797	1.0	335	0.7
Supplies and services	739	0.4	267	0.6
Total	$130,660	75.7%	$35,244	76.3%
Facility-based
Salaries, wages, and benefits	$53,920	47.4%	$38,303	47.0%
Transportation	310	0.3	267	0.3
Supplies and services	22,669	19.9	15,848	19.4
Total	$76,899	67.6%	$54,418	66.7%
Healthcare Innovations
Salaries, wages, and benefits	$15,101	45.6%	$—	—%
Transportation	551	1.7	—	—
Supplies and services	149	0.5	—	—
Total	$15,801	47.8%	$—	—%
Consolidated
Total	$1,156,357	63.9%	$675,810	63.6%
Consolidated cost of service revenue for the year ended December 31, 2018 was $1,156.4 million compared to $675.8 million for the same period in 2017, an increase of approximately $480.5 million, or 71.1%. Substantially all of the change in consolidated cost of service revenue was a result of the Merger and other acquisitions purchased during the latter part of 2017 and 2018.
General and Administrative Expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2018		2017
Home health
General and administrative	$368,761	28.6%	$220,509	28.4%
Depreciation and amortization	9,363	0.7	8,755	1.1
Total	$378,124	29.3%	$229,264	29.5%
Hospice
General and administrative	$58,655	29.5%	$43,102	27.4%
Depreciation and amortization	2,278	1.1	2,414	1.5
Total	$60,933	30.6%	$45,516	28.9%
Home and community-based
General and administrative	$39,847	23.1%	$9,491	20.6%
Depreciation	620	0.4	455	1.0
Total	$40,467	23.5%	$9,946	21.6%
Facility-based

General and administrative	$36,732	32.3%	$24,015	29.4%
Depreciation and amortization	2,906	2.6	1,798	2.2
Total	$39,638	34.9%	$25,813	31.6%
Healthcare Innovations
General and administrative	$17,559	53.0%	$—	—%
Depreciation	1,195	3.6	—	—
Total	$18,754	56.6%	$—	—%
Consolidated
Total	$537,916	29.7%	$310,539	29.2%
Consolidated general and administrative expenses for the year ended December 31, 2018 were $537.9 million compared to $310.5 million for the same period in 2017, an increase of approximately $227.4 million, or 73.2%. Substantially all of the change in consolidated general and administrative expenses was a result of the Merger and other acquisitions purchased during the latter part of 2017 and 2018. The increase in general and administrative expenses in the facility-based services segment was due in part to the closure of two LTACH locations and the relocation of two other LTACH locations.
Income Tax Expense
Consolidated income tax expense for the year ended December 31, 2018 was $22.4 million compared to $10.9 million for the same period in 2017. The Company adjusted its deferred state income tax rate taking into consideration the federal income tax adjustments signed into law on December 22, 2017. Deferred tax assets and liabilities were revalued as of December 31, 2017, which resulted in a credit to income tax expense of $14.0 million.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Service Revenue
Consolidated net service revenue for the year ended December 31, 2017 was $1,062.6 million compared to $900.0 million for the same period in 2016, an increase of $162.5 million, or 18.1%. Consolidated net service revenue growth in 2017 was primarily due to both our acquisitions of 77 agencies during 2017 and an increase in same store growth in our home health services segment. Consolidated net service revenue was comprised of the following for the periods ending December 31:

Segment	2017	2016
Home health	73.1%	72.8%
Hospice	14.8	14.8
Home and community-based services	4.4	4.8
Facility-based	7.7	7.6
	100.0%	100.0%
Revenue derived from Medicare represented 71.7% and 75.5% of our consolidated net service revenue for the years ended December 31, 2017 and 2016, respectively.
The following table sets forth the growth or loss of each of our segment's revenue and patient statistical data for the twelve months ended December 31, 2017 and the related change for the same period in 2016 (amounts are in thousands, except statistical data, and revenue excludes implicit price concessions):

	Same Store (1)	De Novo (2)	Organic (3)	Organic Growth (Loss)%	Acquired (4)	Total	Total Growth (Loss) %
Home health
Revenue	$732,436	$68	$732,504	10.0%	$51,003	$783,507	17.7%
Revenue Medicare	$529,618	$68	$529,686	4.7	$32,697	$562,383	11.1

New admissions	177,028	1	177,029	10.7	15,087	192,116	20.1
New Medicare admissions	111,266	1	111,267	5.4	8,910	120,177	13.8
Average census	40,211	3	40,214	4.2	2,893	43,107	11.7
Average Medicare census	27,779	2	27,781	(1.3)	1,733	29,514	4.9
Episodes	201,420	—	201,420	1.1	11,835	213,255	7.0
Hospice
Revenue	$133,637	$412	$134,049	(0.7)	$25,148	$159,197	18.0
Revenue Medicare	$125,249	$367	$125,616	(0.2)	$21,427	$147,043	16.8
New admissions	10,222	18	10,240	2.5	3,129	13,369	33.9
New Medicare admissions	8,853	12	8,865	1.2	2,693	11,558	31.9
Average census	2,529	7	2,536	(3.2)	500	3,036	15.9
Average Medicare census	2,342	7	2,349	(3.5)	468	2,817	15.7
Patient days	963,591	2,676	966,267	0.8	142,056	1,108,323	15.6
Home and community-based
Revenue	$43,560	$—	$43,560	(0.8)	$3,349	$46,909	6.9
Billable hours	1,527,255	—	1,527,255	2.9	117,117	1,644,372	10.8
Facility-based
LTACHs
Revenue	$61,085	$—	$61,085	(6.2)	$11,688	$72,773	11.7
Patient days	53,916	—	53,916	(4.1)	9,252	63,168	12.4
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
The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concessions, to net service revenue recognized for the twelve months ended December 31, 2017 and 2016 (amounts in thousands):

	2017	% of Net Service Revenue	2016	% of Net Service Revenue
Revenue	$1,072,086		$914,823
Less: Implicit price concessions	9,484	0.9%	14,790	1.6%
Net service revenue	$1,062,602		$900,033
Cost of Service Revenue
Consolidated cost of service revenue for the year ended December 31, 2017 was $675.8 million compared to $557.7 million for the same period in 2016, an increase of $118.2 million, or 21.2%.
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2017		2016
Home health
Salaries, wages and benefits	$438,856	56.4%	$360,378	54.9%
Transportation	24,550	3.2	22,252	3.4
Supplies and services	18,773	2.4	15,820	2.4
Total	$482,179	62.0%	$398,450	60.7%
Hospice
Salaries, wages and benefits	$73,621	46.8%	$58,094	44.2%
Transportation	6,146	3.9	5,384	4.1
Supplies and services	24,202	15.4	19,881	15.1
Total	$103,969	66.1%	$83,359	63.4%
Home and community-based
Salaries, wages and benefits	$34,642	75.0%	32,086	74.5%
Transportation	335	0.7	263	0.6
Supplies and services	267	0.6	254	0.6
Total	$35,244	76.3%	$32,603	75.7%
Facility-based
Salaries, wages and benefits	$38,303	47.0%	$28,802	41.7%
Transportation	267	0.3	233	0.3
Supplies and services	15,848	19.4	14,203	20.6
Total	$54,418	66.7%	$43,238	62.6%
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

•	Home and Community-Based Services Segment -- Acquisitions accounted for the $2.6 million increase.

•
Facility-Based Services Segment -- Acquisitions accounted for the $11.8 million in cost of service revenue for the year. This amount was offset by a decrease in cost of service revenue for on LTACH location that had a reduction of beds during 2016. Cost of service revenue increased as a percentage of net service revenue due to lower revenue per patient day for the period caused by patient criteria changes that went into effect in June 2016 and September 2016.

General and Administrative Expenses
Consolidated general and administrative expenses for the year ended December 31, 2017 was $310.5 million compared to $270.6 million for the same period in 2016, an increase of $39.9 million, or 14.8%; however, as a percentage of net service revenue, it is a decrease of 0.8%. Of the $39.9 million increase, acquisitions accounted for $32.2 million, with the remainder of the increase attributable to growth in our same store agencies.
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2017		2016
Home health
General and administrative	$220,509	28.4%	$195,591	29.8%
Depreciation and amortization	8,755	1.1	7,827	1.2

Total	$229,264	29.5%	$203,418	31.0%
Hospice
General and administrative	$43,102	27.4%	$35,046	26.6%
Depreciation and amortization	2,414	1.5	2,161	1.6
Total	$45,516	28.9%	$37,207	28.3%
Home and community-based
General and administrative	$9,491	20.6%	$8,380	19.4%
Depreciation and amortization	455	1.0	405	0.9
Total	$9,946	21.6%	$8,785	20.3%
Facility-based
General and administrative	$24,015	29.4%	$19,445	28.1%
Depreciation and amortization	1,798	2.2	1,767	2.6
Total	$25,813	31.6%	$21,212	30.7%

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

 Liquidity and Capital Resources

Cash at December 31, 2018 was $49.4 million, compared to $2.8 million at December 31, 2017. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our revolving credit facility will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months.
Liquidity
Our principal source of liquidity needed to fund our operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third-party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our revolving credit facility, which provides for aggregate borrowings, including outstanding letters of credit, up to $500 million. As of December 31, 2018, we had $234.6 million available for borrowing under our credit facility.
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

•	Timing of Payroll – Some of our employees are paid bi-weekly on Fridays, while others are paid weekly on Fridays. Operating cash outflows increase in reporting periods that end on a Friday.

•
Self-Insurance Plan Funding – We are self-funded for health insurance and workers compensation insurance. Any significant changes in the amount of insurance claims submitted could have a direct effect on our operating cash flows.

Cash used in investing activities primarily relates to acquisitions of home nursing, hospice agencies, and LTACHs, while cash used by financing activities primarily relates to borrowings or payments on outstanding debt agreements and payments to our noncontrolling interest partners.
The following table summarizes changes in cash flows (amounts in thousands):

	Year Ended December 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$108,585	$32,326
Investing activities	(25,291)	(74,774)
Financing activities	(36,780)	42,033
During 2018, the change in operating activities was attributable to:

•	Increased net income related to the Merger.

•	Increased cash from lower federal tax payments related to the Tax Cuts and Job's Act of 2017 and deferred taxes largely related to acquired deductible goodwill and intangibles

•	A decline in the use of cash for prepaid expenses and other assets as the prior year due to the Merger.
Cash used in investing activities and financing activities changed due to the difference in volume of acquisition activity occurring between 2018 and 2017.
Credit Facility
During the period from January 1, 2018 through April 1, 2018, we maintained our revolving line of credit through a revolving credit facility with Capital One, National Association (the "Prior Credit Facility"). The Prior Credit Facility was unsecured and provided for a maximum aggregate principal borrowing of $225 million (with a letter of credit sub-limit equal to $15 million), and was scheduled to expire on June 18, 2019. We were required to pay a commitment fee for the unused commitments at rates ranging from 0.225% to 0.375% per annum depending upon the Company's consolidated Leverage Ratio, as defined in the Credit Agreement.
On March 30, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., which was effective on April 2, 2018 (the "New Credit Agreement"). The New Credit Agreement provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $500.0 million, which includes an additional $200.0 million accordion expansion feature, and a letter of credit sub-limit equal to $50.0 million. The expiration date of the New Credit Agreement is March 30, 2023. Our obligations under the New Credit Agreement are secured by substantially all of the assets of the Company and its wholly-owned subsidiaries, which assets include the Company's equity ownership of its wholly-owned subsidiaries and its equity ownership in joint venture entities. Our wholly-owned subsidiaries also guarantee the obligations of the Company under the New Credit Agreement. Debt issuance costs of $1.9 million were capitalized with the New Credit Agreement and will be amortized through March 30, 2023, the termination date for the New Credit Agreement.
Revolving loans under the New Credit Agreement bear interest at, as selected by us, either in (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day, and (3) the Eurodollar Rate for one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar Rate plus a margin ranging from 1.50% to 2.25% per annum. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at the same time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon our consolidated Leverage Ratio, as defined in the New Credit Agreement. The effective interest rates on our borrowings under the New Credit Agreement were 4.19% as of December 31, 2018.
On April 2, 2018, in connection with the consummation of the Merger, we borrowed approximately $247.4 million under the New Credit Agreement to (i) repay the approximately $107.3 million of outstanding borrowings under Almost Family's prior credit facility with JPMorgan Chase Bank, N.A., which was terminated in connection with the Merger, (ii) repay the approximately $125.1 million of outstanding borrowings under the Prior Credit Facility, which was also terminated in connection with the Merger, and (iii) pay certain debt issuance and repayment costs and Merger related fees and expenses.
At December 31, 2017, we had $144.0 million drawn and letters of credit outstanding in the amount of $9.6 million under our Prior Credit Facility. At December 31, 2018, we had $235.0 million drawn and letters of credit outstanding in the amount of $30.4 million under the New Credit Agreement, and had approximately $234.6 million of remaining borrowing capacity available under the New Credit Agreement.
Under the New Credit Agreement with JPMorgan Chase Bank, N.A., a letter of credit fee shall be equal to the applicable Eurodollar Rate on the average daily amount of the letter of credit exposure. The agent's standard up-front fee and other customary administrative charges will also be due upon issuance of the letter of credit along with a renewal fee on each anniversary date of such issuance while the letter of credit is outstanding.

Borrowings accrue interest under the New Credit Agreement at either the Base Rate or Eurodollar rate are subject to the applicable margins as set forth below:

Leverage Ratio	Eurodollar Margin	Base Rate Margin	Commitment Fee Rate
≤ 1.00:1.00	1.50%	0.50%	0.200%
>1.00:1.00 ≤ 2.00:100	1.75%	0.75%	0.250%
>2.00:1.00 ≤ 3.00:1.00	2.00%	1.00%	0.300%
>3.00:1.00	2.25%	1.25%	0.350%
Our New Credit Agreement contains customary affirmative, negative and financial covenants, which are subject to customary carve-outs, thresholds, and materiality qualifiers. The New Credit Facility allows us to make certain restricted payments within certain parameters provided we maintain compliance with those financial ratios and covenants after giving effect to such restricted payments or, in the case of repurchasing shares of its stock, so long as such repurchases are within certain specified baskets.
Our New Credit Agreement also contains customary events of default, which are subject to customary carve-outs, thresholds, and materiality qualifiers. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor and the failure to comply with certain covenants.
At December 31, 2018, we were in compliance with all debt covenants contained in the New Credit Agreement governing our credit facility.

Contractual Obligations
The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2018 (amounts in thousands):

	Payment Due by Period
Contractual Cash Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$243,703	$7,773	$235,256	$674	$—
Operating leases	107,931	35,473	42,478	17,097	12,883
Total contractual cash obligations	$351,634	$43,246	$277,734	$17,771	$12,883
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
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship we had with the operating entity for the periods presented for the years ending December 31:

Ownership type	2018	2017	2016
Wholly owned subsidiaries	59.2%	51.1%	57.1%
Equity joint ventures	40.0	46.8	41.2
Managed or licensed	0.8	2.1	1.7
	100.0%	100.0%	100.0%
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
We have management service agreements under which we manage certain operations of agencies. We do not consolidate these managed agencies because we do not have an ownership interest in, nor do we have an obligation to absorb losses of, or right to receive benefits from the entities that own the agencies.
We, through wholly owned subsidiaries, lease home health licenses necessary to operate certain of our home nursing and hospice agencies. As with wholly owned subsidiaries, we consolidate these entities in which have license leasing arrangements as we own 100% of the equity of these subsidiaries.
Revenue Recognition
For a detailed discussion of revenue recognition, see Part I, Item 1. Reimbursement in this Annual Report on Form 10-K which is incorporated here by reference.
We report net service revenue at the amount that reflects the consideration we expect to receive from Medicare, Medicaid, commercial insurance, managed care payors, patients and others for services rendered.
The following table sets forth the percentage of net service revenue earned by category of payor for the respective years ending December 31:

Payor	2018	2017	2016
Medicare	65.4%	71.7%	75.5%
Medicaid	3.2	1.7	1.6
Other	31.4	26.6	22.9
	100.0%	100.0%	100.0%

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

Medicaid, managed care and other payors
Other sources of net service revenue for all our segments fall into Medicaid, managed care or other payers of our services. Our Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided. Therefore, revenue is recognized for Medicaid services as services are provided based on this fee schedule. Our managed care and other payors reimburse us based upon a predetermined fee schedule or an episodic basis, depending on the terms of the applicable contract. Accordingly, we recognize revenue from managed care and other payors as services are provided, such costs are incurred, and estimates of expected payments are known for each different payer.

Healthcare Innovations Services

The Company’s Healthcare Innovations segment provides strategic health management services to Accountable Care Organizations (“ACOs”) that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  The HCI segment has service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any.  ACOs are legal entities that contract with Centers for Medicare and Medicaid Services ("CMS") to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for individuals, improving health for populations and lowering costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each year. During the year ended December 31, 2018, the HCI segment recorded net service revenue of $3.7 million related to the 2017 ACO service periods, as certain ACO's served by the HCI segment received unembargoed calculations from CMS confirming the performance obligation had been met. As of December 31, 2018, no net service revenue was recognized related to potential MSSP payments for savings generated for the program periods then ended, if any, as it remains unclear as to if performance obligation has been met by any ACO's served by the HCI segment.
Accounts Receivable
We report accounts receivable net of estimates of variable consideration and implicit price concessions. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, other third-party payors and patients. To provide for accounts receivable that could become uncollectible in the future, we establish an explicit price concession to reduce the carrying amount of such receivables to their estimated net realizable value based upon our assessment of historical and expected net collections, business and economic conditions and trends in government reimbursement. Uncollectible accounts are written off after exhausting collection efforts and we have concluded that the account will not be collected. Because Medicare is our primary payor, the credit risk associated with receivables from other payors is limited. We believe the credit risk associated with our Medicare accounts, which represent approximately 50% of our patient accounts receivable at December 31, 2018 and 2017, is limited due to (a) our historical collections experience with Medicare and (b) the fact that Medicare is a U.S. government payor. We do not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for anticipated payment (“RAP”). We submit a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed. The RAP received for that particular episode is recouped from the final payment. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAPs received for that episode will be recouped by Medicare from any other Medicare claims in process for that particular provider. The RAP and final claim must then be resubmitted. For subsequent episodes of care contiguous with the first episode for a particular patient, we submit a RAP for 50% of the estimated reimbursement.
Our Medicare population is paid at a prospectively set amount that can be determined at the time services are rendered. Our Medicaid reimbursement is based on a predetermined fee schedule applied to each individual service we provide. Our managed care contracts are structured similar to the Medicare and Medicaid payment methodologies. Because of our payor mix, we are able to more accurately calculate our actual amount due at the patient level and adjust the gross charges to the actual amount at the time of billing. This negates the need to record an estimated allowance for explicit price concessions, similar to a contractual adjustment, when reporting the majority of our net service revenue for each reporting period.
Insurance Programs
We bear significant risk under our large-deductible workers’ compensation insurance program and our self-insured employee health program.  Under the workers’ compensation insurance program, we bear risk up to $0.5 million per incident.  We purchase stop-loss insurance for the employee health plan and bear risk up to $0.3 million per incident.
Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against us by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  We are aware of incidents that have occurred through year-end that may result in the assertion of additional claims.  We currently carry professional liability insurance coverage on claims made basis and general liability insurance coverage on an occurrence basis for this exposure with a $0.1 million deductible.  We also carry D&O coverage (also on a claims made basis) for potential claims against our directors and officers, including securities actions, with deductibles ranging from $0.5 million to $1.0 million per claim.

We record estimated liabilities for our insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  We monitor our estimated insurance-related liabilities and recoveries, if any, on a monthly basis and as required by ASU 2010-24, Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries, record amounts due under insurance policies in other current assets, while recording the estimated carrier liability in self-insurance reserves in the consolidated balance sheets.  As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition.
Goodwill and Intangible Assets

We have a significant amount of goodwill on our balance sheet that resulted from the numerous business acquisitions we have made in prior years. We review goodwill and other intangible assets with indefinite lives annually for impairment or more frequently if circumstances indicate impairment may have occurred. We evaluate goodwill for impairment by comparing the current fair value of each of our reporting units to their carrying value, including goodwill. Our business is comprised of five reporting units: home health, hospice, home and community-based, LTACH, and healthcare innovations. To the extent the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test. Our impairment analysis is performed on November 30th of each year.

We performed a qualitative assessment to determine if it is more likely than not that the fair value of the reporting units are less than their carrying values. We evaluated relevant events and circumstances, such as market conditions, financial performance, and share price to determine if any goodwill impairment is indicated. Based on our analysis, an impairment of goodwill was not indicated.
We have not recognized any goodwill impairment charges in 2018, 2017 or 2016 related to the annual impairment testing.
Components of our reporting units are collections of markets of similar service offerings that operate collaboratively under a house of brands, i.e. multiple brands are used across markets, states, and segments. During the years ended December 31, 2018 and 2017, we recognized a disposal of $0.6 million and $1.5 million related to goodwill associated with the closure of underperforming locations. The impairment was calculated using a market approach.
Included in intangible assets are definite-lived assets subject to amortization such as software licenses, non-compete agreements, customer relationships, and defensive assets, which are defined as trade names that are not actively used. Amortization of the definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets. Non-compete agreements are amortized over the life of the agreement, usually ranging from one to three years. Customer relationships are amortized over 20 years.
We also have indefinite-lived assets that are not subject to amortization expense such as actively used trade names, certificates of need and licenses to conduct specific operations within geographic markets. Such trade names, certificates of need and licenses have indefinite lives because there are no legal, regulatory, contractual, economic or other factors that would limit the useful lives of these intangible assets and we intend to renew and operate the certificates of need and licenses and use these trade names indefinitely. These indefinite-lived intangibles are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. To determine whether an indefinite-lived intangible asset is impaired, we perform a qualitative assessment. Based on the results of the qualitative assessment, we may perform a quantitative test. The quantitative impairment test on trade names uses the relief-from-royalty method. Under this method, the fair value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for use over its estimated useful life. The quantitative impairment test for certificates of need and licenses applies the cost approach. Under this method, assumptions are made about the cost to replace the certificates of need and licenses. Based on our analysis, there were no indicators that any intangible assets were impaired and no impairment charge was recorded for the year ended December 31, 2018 and 2017; however, during the year ended December 31, 2018, we recognized a disposal of $3.7 million related to certificates of need, license, and customer relationships due to the closure of underperforming locations and the loss of a contract in the HCI reporting unit.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar rate or Base Rate. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $2.2 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively.

Item 8.	Financial Statements and Supplementary Data.
The consolidated financial statements and financial statement schedules in Part IV, Item 15. Exhibits, Financial Statement, Schedules of this Annual Report on Form 10-K are incorporated by reference into this Item 8.

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
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company's management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated of the Exchange Act) were effective as of December 31, 2018.
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
Based on management’s testing and evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, our assessment of the internal controls excluded our merger with Almost Family, Inc. completed April 1, 2018. Operations from these acquisitions represented approximately 8% of total assets and 33% of total revenue as of and for the year ended December 31, 2018.
The attestation report of KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, is included herein.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the Company’s fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
LHC Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited LHC Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company completed its "merger of equals" with Almost Family, Inc. on April 1, 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Almost Family, Inc.’s internal control over financial reporting associated with approximately 8 percent of total assets and 33 percent of total revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Almost Family, Inc.

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
February 28, 2019

Item 9B.	Other Information.
None noted.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 regarding our directors and executive officers is incorporated by reference from the information contained under the heading “Information About Directors, Nominees and Management” in the definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders.
The information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders.
The information required by this Item 10 regarding our corporate governance Nominating Committee and Audit Committee is incorporated by reference from the information contained under the heading “The Board of Directors and Corporate Governance” in the definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders.
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

The information required by this Item 11 regarding our executive compensation and Compensation Committee is incorporated by reference from the information contained under the heading “Executive Officer Compensation” in the definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 regarding our securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders.
Equity Compensation Plan Information

The following table provides information as of December 31, 2018, regarding shares of common stock that may be issued under the Company's existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Price of Outstanding Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a) (1)

Equity compensation plans approved by Stockholders:	—	$—	2,346,418
Equity compensation plans not approved by Stockholders:	—	—	—
Total	—	$—	2,346,418
  (1) Includes 2,194,074 shares remaining available for issuance under the LHC Group, Inc. 2018 Long-Term Incentive Plan (all of which are available for issuance pursuant to grants of full-value stock awards) and 152,344 shares remaining available for issuance under the Amended and Restated LHC Group, Inc.'s 2006 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 regarding transactions with related persons is incorporated by reference from the information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 regarding accounting and audit fees is incorporated by reference from the information contained under the heading “Principal Accountant Fees and Services” in the definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LHC Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018, 2017 and 2016 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

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
Baton Rouge, Louisiana
February 28, 2019

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash	$49,363	$2,849
Receivables:
Patient accounts receivable	252,592	161,898
Other receivables	6,658	3,163
Amounts due from governmental entities	830	830
Total receivables, net	260,080	165,891
Prepaid income taxes	11,788	7,006
Prepaid expenses	24,775	13,042
Other current assets	20,899	12,177
Total current assets	366,905	200,965
Property, building and equipment, net of accumulated depreciation of $55,253 and $43,565, respectively	79,563	46,453
Goodwill	1,161,717	392,601
Intangible assets, net of accumulated amortization of $15,176 and $13,041, respectively	297,379	134,610
Assets held for sale	2,850	—
Other assets	20,301	19,073
Total assets	$1,928,715	$793,702
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$77,135	$39,750
Salaries, wages and benefits payable	84,254	44,747
Self insurance reserves	32,776	12,450
Current portion of long-term notes payable	7,773	286
Amounts due to governmental entities	4,174	5,019
Total current liabilities	206,112	102,252
Deferred income taxes	43,306	27,466
Income taxes payable	4,297	—
Revolving credit facility	235,000	144,000
Long-term notes payable	930	—
Total liabilities	489,645	273,718
Noncontrolling interest-redeemable	14,596	13,393
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock – $0.01 par value: 60,000,000 and 40,000,000 shares authorized in 2018 and 2017, respectively; 35,636,414 and 22,640,046 shares issued in 2018 and 2017, respectively	356	226
Treasury stock – 4,958,721 and 4,890,504 shares at cost, respectively	(49,374)	(42,249)
Additional paid-in capital	937,968	126,490
Retained earnings	427,975	364,401
Total LHC Group, Inc. stockholders’ equity	1,316,925	448,868
Noncontrolling interest – non-redeemable	107,549	57,723
Total stockholders’ equity	1,424,474	506,591

Total liabilities and stockholders’ equity	$1,928,715	$793,702

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2018	2017	2016

Net service revenue	$1,809,963	$1,062,602	$900,033
Cost of service revenue	1,156,357	675,810	557,650
Gross margin	653,606	386,792	342,383
General and administrative expenses	537,916	310,539	270,622
Impairment of intangibles and other	4,689	1,571	1,199
Operating income	111,001	74,682	70,562
Interest expense	(9,679)	(3,352)	(2,444)
Income before income taxes and noncontrolling interests	101,322	71,330	68,118
Income tax expense	22,399	10,944	22,176
Net income	78,923	60,386	45,942
Less net income attributable to noncontrolling interests	15,349	10,274	9,359
Net income attributable to LHC Group, Inc.’s common stockholders	$63,574	$50,112	$36,583
Earnings per share - basic:
Net income attributable to LHC Group, Inc.’s common stockholders	$2.31	$2.83	$2.08
Earnings per share - diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$2.29	$2.79	$2.07
Weighted average shares outstanding:
Basic	27,498,351	17,715,992	17,559,477
Diluted	27,773,396	17,961,018	17,682,820

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)

	LHC Group, Inc.						Noncontrolling interest -non- redeemable	Total equity	Non controlling interest - redeemable	Net income
	Common Stock				Additional paid-in capital	Retained earnings
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2015	$222	22,224,423	(37,139)	4,776,560	$113,793	$277,706	$3,211	$357,793	$12,408
Net income	—	—	—	—	—	36,583	1,373	37,956	7,986	45,942
Acquired noncontrolling interest	—	—	—	—	—	—	1,783	1,783	—
Sale of noncontrolling interest	—	—	—	—	(931)	—	1,400	469
Noncontrolling interest distributions	—	—	—	—	—	—	(1,341)	(1,341)	(7,827)
Stock options exercised	—	5,500	—	—	109	—	—	109	—
Nonvested stock compensation	—	—	—	—	4,872	—	—	4,872	—
Issuance of vested stock	2	174,969	—	—	(2)	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,996)	52,119	—	—	—	(1,996)	—
Excess tax benefits-vesting nonvested stock	—	—	—	—	995	—	—	995	—
Issuance of common stock under Employee Stock Purchase Plan	—	24,149	—	—	912	—	—	912	—
Balances at December 31, 2016	$224	22,429,041	$(39,135)	4,828,679	$119,748	$314,289	$6,426	$401,552	$12,567
Net income	—	—	—	—	—	50,112	(595)	49,517	10,869	60,386
Acquired noncontrolling interest	—	—	—	—	—	—	53,657	53,657	—
Purchase of additional controlling interest	—	—	—	—	(368)	—	—	(368)	(1,120)
Sale of noncontrolling interest	—	—	—	—	122	—	282	404	412
Noncontrolling interest distributions	—	—	—	—	—	—	(2,047)	(2,047)	(9,335)
Nonvested stock compensation	—	—	—	—	5,964	—	—	5,964	—
Issuance of vested stock	2	192,463	—	—	(2)	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(3,114)	61,825	—	—	—	(3,114)	—
Issuance of common stock under Employee Stock Purchase Plan	—	18,542	—	—	1,026	—	—	1,026	—
Balances at December 31, 2017	$226	22,640,046	$(42,249)	4,890,504	$126,490	$364,401	$57,723	$506,591	$13,393
Net Income	—	—	—	—	—	63,574	5,672	69,246	9,677	78,923
Acquired noncontrolling interest	—	—	—	—	—	—	41,055	41,055	8,230
Purchase of additional controlling interest	—	—	—	—	7,661	—	(371)	7,290	(7,706)
Sale of noncontrolling interest	—	—	—	—	(2,161)	—	6,016	3,855	590
Noncontrolling interest distributions	—	—	—	—	—	—	(2,546)	(2,546)	(9,588)
Nonvested stock compensation	—	—	—	—	9,358	—	—	9,358	—
Issuance of vested stock	3	212,355	—	—	—	—	—	3	—
Treasury shares redeemed to pay income tax	—	—	(7,125)	68,217		—	—	(7,125)	—
Merger consideration	127	12,765,288	—	—	795,278	—	—	795,405
Issuance of common stock under Employee Stock Purchase Plan	—	18,725	—	—	1,342	—	—	1,342	—
Balances at December 31, 2018	$356	35,636,414	$(49,374)	4,958,721	$937,968	$427,975	$107,549	$1,424,474	$14,596

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$78,923	$60,386	$45,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,362	13,422	12,160
Stock-based compensation expense	9,358	5,964	4,872
Deferred income taxes	19,453	(4,475)	7,402
Loss on disposal of assets	319	60	1,199
Impairment of goodwill and intangibles	4,370	1,511	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(362)	(26,906)	(14,083)
Prepaid expenses and other assets	(10,257)	(26,973)	1,034
Prepaid income taxes	(2,519)	(7,006)	1,641
Accounts payable and accrued expenses	(6,577)	19,666	9,182
Income tax payable	511	(3,499)	84
Net amounts due to/from governmental entities	(996)	176	(1,961)
Net cash provided by operating activities	108,585	32,326	67,472
Investing activities
Cash acquired from business combination, net of cash paid	7,702	(64,598)	(23,156)
Purchases of property, building and equipment	(32,993)	(10,176)	(16,009)
Advanced payments on acquisitions	—	—	(11,215)
Net cash used in investing activities	(25,291)	(74,774)	(50,380)
Financing activities
Proceeds from line of credit	303,943	96,000	38,000
Payments on line of credit	(319,743)	(39,000)	(49,000)
Proceeds from employee stock purchase plan	1,342	1,026	912
Payments on debt	(4,975)	(260)	(238)
Payments on deferred financing fees	(1,884)	—	—
Noncontrolling interest distributions	(12,134)	(11,382)	(9,413)
Purchase of additional controlling interest	(412)	(1,488)	—
Sale of noncontrolling interest	4,208	251	356
Withholding taxes paid on stock-based compensation	(7,125)	(3,114)	(584)
Net cash (used in) provided by financing activities	(36,780)	42,033	(19,967)
Change in cash	46,514	(415)	(2,875)
Cash at beginning of period	2,849	3,264	6,139
Cash at end of period	$49,363	$2,849	$3,264
Supplemental disclosures of cash flow information
Interest paid	$9,067	$3,853	$3,123
Income taxes paid	$5,703	$25,199	$11,533
Non-cash financing and investing activity:
Accrued capital expenditures	$3,449	$—	$—
Consideration transferred for a business combination	$795,412	$—	$—
Purchase of additional controlling interests	$7,705	$—	$—
See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care. The Company provides services through five segments: home health, hospice, home and community-based, facility-based, the latter primarily through long-term acute care hospitals ("LTACHs"), and healthcare innovations ("HCI").
On April 1, 2018, the Company completed its previously announced "merger of equals" business combination (the "Merger") with Almost Family, Inc. ("Almost Family"). Almost Family's operating results are included in the Company's operating results from the date of acquisition. See Note 3 of the Notes to the Consolidated Financial Statements.
As of December 31, 2018, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements, operated 757 service providers in 36 states within the continental United States.
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
The following table summarizes the percentage of net service revenue earned by type of ownership or relationship the Company had with the operating entity for the periods presented for the years ending December 31:

Ownership type	2018	2017	2016
Wholly owned subsidiaries	59.2%	51.1%	57.1%
Equity joint ventures	40.0	46.8	41.2
Managed or licensed	0.8	2.1	1.7
	100.0%	100.0%	100.0%
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
The Company has management services agreements under which the Company manages certain operations of agencies. The Company does not consolidate managed agencies that the Company does not have an ownership interest in, nor does it have an obligation to absorb losses of, or right to receive benefits from the entities that own the agencies.
The Company, through wholly owned subsidiaries, leases home health licenses necessary to operate certain of its home nursing and hospice agencies. As with wholly owned subsidiaries, the Company owns 100% of the equity of these entities and consolidates them based on such ownership.
Revenue Recognition

Basis of Presentation
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09") on January 1, 2018 on a full retrospective basis, which required the Company to present the prior comparable periods as adjusted. The adoption of the standard did not have a material impact on the Company's financial statements. The Company did not adjust the opening balance of retained earnings to account for the implementation of the requirements of this standard as there are no timing differences related to the recognition of implicit price concessions as part of net service revenue. All amounts previously classified as provision for bad debts were reclassified within the Company's net service revenue. For the year ending December 31, 2018, the Company recorded $25.5 million of implicit price concessions as a direct reduction of net service revenue that would have been recorded as provision for bad debts prior to the adoption of ASU 2014-09.
Adoption of the standard impacted the Company's previously reported results as follows (amounts in thousands):

	As previously reported	Adjustment for ASU 2014-09	As adjusted
	As of December 31, 2017
Consolidated Balance Sheets:
Patients accounts receivable	$161,898	$—	$161,898
Allowance for uncollectible accounts	23,556	(23,556)	—
	For the year ended December 31, 2017
Consolidated Statements of Income:
Net service revenue	$1,072,086	$(9,484)	$1,062,602
Provision for bad debts	(9,484)	9,484	—
Net income attributable to LHC Group, Inc.'s common stockholders	50,112	—	50,112
Consolidated Statements of Cash Flows:
Provision for bad debts	9,484	(9,484)	—
Changes in operating assets and liabilities, net of acquisitions: Receivables	(36,390)	9,484	(26,906)
	For the year ended December 31, 2016
Consolidated Statements of Income:
Net service revenue	$914,823	$(14,790)	$900,033
Provision for bad debts	(14,790)	14,790	—
Net income attributable to LHC Group, Inc.'s common stockholders	36,583	—	36,583
Consolidated Statements of Cash Flows:
Provision for bad debts	14,790	(14,790)	—
Changes in operating assets and liabilities, net of acquisitions: Receivables	(28,873)	14,790	(14,083)

Net service revenue is reported at the amount that reflects the consideration the Company expects to receive in exchange for providing services. Receipts are from Medicare, Medicaid, Managed Care, Commercial and others for services rendered, and they include implicit price concessions for retroactive revenue adjustments due to actual receipts from third-party payors, settlements of audits, and reviews. The estimated uncollectible amounts due from these payors are considered implicit price concessions that are a direct reduction to net service revenue. The Company assesses the patient's ability to pay for their healthcare services at the time of patient admission based on the Company's verification of the patient's insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare contributes to the net service revenue of the Company's home health services, hospice services, facility-based services, and healthcare innovations services. Medicaid and other payors contribute to the net service revenue of all of the Company's segments.
Performance obligations are determined based on the nature of the services provided by the Company. The majority of the Company's performance obligations is to provide services to each patient based on medical necessity and identifies the bundle of services to be provided to achieve the goals established in the contract, while the healthcare innovations segment's performance obligation is largely to provide services under customer contracts. Revenue for performance obligations is satisfied over time and recognized based on actual charges incurred in relation to total expected charges over the measurement period of the performance obligation, which depicts the transfer of services and related benefits received by the patient and customers over the term of the contract to satisfy the obligations. The Company measures the satisfaction of the performance obligation as services are provided.
The Company's performance obligations relate to contracts with a duration of less than one year; therefore, the Company has elected to apply the option exemption provided by ASC 606 - Revenue Recognition, and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The unsatisfied or partially unsatisfied performance obligations are generally completed when the patients are discharged.
The Company determines the transaction price for the majority of its performance obligations based on gross charges for services provided, reduced by explicit price concessions provided to third-party payors and implicit price concessions. The Company determines estimates of explicit price concessions, principally contractual adjustments based on established agreements with payors, and implicit price concessions based on historical collection experience. Estimates of explicit and implicit price concessions are periodically reviewed to ensure they encompass the Company's current contract terms, are reflective of the Company's current patient mix, and are indicative of the Company's historic collections to ensure net service revenue is recognized at the expected transaction price. As such, net service revenue is recorded equal to expected cash receipts for services when rendered.
The following table sets forth the percentage of net service revenue earned by category of payor for the years ending December 31:

	2018	2017	2016
Home health:
Medicare	71.8%	72.6%	76.8%
Medicaid	1.3	1.1	1.0
Managed Care, Commercial, and Other	26.9	26.3	22.2
	100.0%	100.0%	100.0%
Hospice:
Medicare	90.7%	92.9%	94.8%
Medicaid	0.4	0.3	0.9
Managed Care, Commercial, and Other	8.9	6.8	4.3
	100.0%	100.0%	100.0%
Home and Community-Based:
Medicaid	23.9%	18.9%	15.2%
Managed Care, Commercial, and Other	76.1	81.1	84.8
	100.0%	100.0%	100.0%
Facility-Based:
Medicare	59.7%	63.7%	72.5%
Managed Care, Commercial, and Other	40.3	36.3	27.5
	100.0%	100.0%	100.0%
Healthcare Innovations:
Medicare	22.8%	—%	—%
Medicaid	0.3	—	—
Managed Care, Commercial, and Other	76.9	—	—
	100.0%	—%	—%
Medicare
Home Health Services
The home health segment's Medicare patients, including certain Medicare Advantage patients, are classified into one of 153 home health resource groups prior to receiving services. Based on the patient's home health resource group, the Company is entitled to receive a standard prospective Medicare payment for delivering care over a 60-day period referred to as an episode. The Company elects to use the same 60-day length of episode that Medicare recognized as standard but accelerates revenue upon discharge to align with a patient's episode length, if less than the expected 60 days, which depicts the transfer of services and related benefits received by the patient over the term necessary to satisfy the obligations. The Company recognizes revenue based on the number of days elapsed during an episode of care within the reporting period.
Final payments from Medicare will reflect base payment adjustments for case-mix and geographic wage differences and 2% sequestration reduction. In addition, final payments may reflect one of four retroactive adjustments to the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required. The retroactive adjustments outlined above are recognized in net service revenue when the event causing the adjustment occurs and during the period in which the services are provided to the patient. The Company reviews these adjustments to ensure it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustments is subsequently resolved. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.
Hospice Services
The Company's hospice services segment is reimbursed by Medicare under a per diem payment system based on the determined need for the patient on a daily basis. The hospice segment receives one of four predetermined daily rates based upon the level of care the Company furnishes. Each level of care is contingent upon the patient's medical necessity and is a distinct performance obligation, which depicts the transfer of services and related benefits received by the patient over the term to satisfy the obligations. The Company records net service revenue for hospice services based on the promulgated per diem rate over time as services are provided, satisfying the performance obligation.
Hospice payments are subject to variable consideration through an inpatient cap and an overall Medicare payment cap. The inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall Medicare payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” determined by Medicare to be payment equal to six months of hospice care for the aggregate base of hospice patients, indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors its limits on a provider-by-provider basis and records an estimate of its liability for reimbursements received in excess of the cap amount, if any, in the reporting period. The Company reviews these estimates to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustments is subsequently resolved.
Facility-Based Services
The Company's facility-based services segment is reimbursed primarily by Medicare for services provided under the long-term acute care hospital (“LTACH”) prospective payment system. Each patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount intended to reflect the average cost of treating a Medicare LTACH patient classified in that particular long-term care diagnosis-related group. For selected LTACH patients, the amount may be further adjusted based on length-of-stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted, among other factors. The Company calculates the adjustment based on a historical average of these types of adjustments for LTACH claims paid. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Net service revenue adjustments resulting from reviews and audits of Medicare cost report settlements are considered implicit price concessions for LTACHs and are measured at expected value. The Company reviews these estimates to ensure that it is probable that a significant reversal in the amount of LTACH services cumulative revenue recognized will not occur when the uncertainty associated with retroactive adjustments is subsequently resolved. Net service revenue for the Company's LTACH services are satisfied over time and recognized based on actual charges incurred in relation to total expected charges, which depicts the transfer of services and related benefits received by the customer over the service period to satisfy the obligations.
Non-Medicare Revenues
Substantially all remaining revenues are derived from services provided under a per visit, per hour or unit basis, per assessment or per member per month basis for which revenues are calculated and recorded using payor-specific or patient-specific fee schedules based on the contracted rates in each underlying third party payor or services agreement or out of network rates, as applicable. Net service revenue is recognized as such services are provided and costs for delivery of such services are incurred.
Contingent Service Revenues

The Company's Healthcare Innovations segment provides strategic health management services to Affordable Care Organizations ("ACOs") that have been approved to participate in the Medicare Shared Savings Program ("MSSP"). The HCI segment has service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any. ACOs are legal entities that contract with Centers for Medicare and Medicaid Services ("CMS") to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for the individual, improving health for populations and lowering costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each year. During the year ended December 31, 2018, the HCI segment recorded net service revenue of $3.7 million related to the 2017 ACO service periods, as certain ACOs served by the HCI segment received a MSSP payment from CMS confirming the performance obligation had been met. As of December 31, 2018, no net service revenue was recognized related to potential MSSP payments for savings generated for the program periods ended December 31, 2018, if any, as it remains unclear as to if performance obligation has been met by any ACOs served by the HCI segment.
Accounts Receivable
The Company reports accounts receivable net of estimates of variable consideration and implicit price concessions. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, Medicaid, other third-party payors, and to a lesser degree patients. The Company establishes an allowances for explicit and implicit price concessions to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk associated with receivables from other payors is limited due to the significance of Medicare as the primary payor. The Company believes the credit risk associated with its Medicare accounts, which have historically exceeded 55.0% of its patient accounts receivable, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.
The amount of the provision for implicit price concessions is based upon the Company’s assessment of historical and expected net collections, business and economic conditions, and trends in government reimbursement. Uncollectible accounts are written off when the Company has determined that the account will not be collected.
A portion of the estimated Medicare prospective payment system reimbursement from each submitted home nursing episode is received in the form of a request for anticipated payment (“RAP”). The Company submits a RAP for 60% of the estimated reimbursement for the initial episode at the start of care. The full amount of the episode is billed after the episode has been completed. The RAP received for that particular episode is recouped prior to receiving final payment in full. If a final bill is not submitted within the greater of 120 days from the start of the episode, or 60 days from the date the RAP was paid, any RAP received for that episode will be recouped by Medicare from any other Medicare claims in process for that particular provider. The RAP and final claim must then be resubmitted. For subsequent episodes of care contiguous with the first episode for a particular patient, the Company submits a RAP for 50% of the estimated reimbursement.
The Company’s services to the Medicare population are paid at prospectively set amounts that can be determined at the time services are rendered. The Company’s Medicaid reimbursement is based on a predetermined fee schedule applied to each individual service it provides. The Company’s managed care contracts and other in or out of network payors provide for payments based upon a predetermined fee schedule or an episodic basis. The Company is able to calculate its actual amount due at the patient level and adjust the gross charges down to the actual amount at the time of billing. This negates the need to record an estimated explicit price concessions when reporting net service revenue for each reporting period.
The following table sets forth the percentage of patient accounts receivable by payor for the years ended December 31:

	2018	2017
Medicare	51.3%	60.8%
Medicaid	8.6	5.8
Managed Care, Commercial, and Other	40.1	33.4
Total patient accounts receivable	100.0%	100.0%
Business Combination

The Company accounts for its acquisitions in accordance with ASC 805, "Business Combinations" ("ASC 805") using the acquisition method of accounting. Assets typically acquired consist primarily of Medicare licenses, trade names, certificates of need, and/or non-compete agreements. The assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. The noncontrolling interest associated with joint venture acquisitions is also measured and recorded at fair value as of the acquisition date. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The operations of the acquisitions are included in the consolidated financial statements from their respective dates of acquisition. Acquisition transactions that occurred in 2018 are further described in Notes 3 and 4 and goodwill and intangible assets are discussed in Note 5.

Insurance Programs
The Company bears significant risk under its large-deductible workers’ compensation insurance program and its self-insured employee health program.  Under the workers’ compensation insurance program, the Company bears risk up to $0.5 million per incident, after which stop-loss coverage is maintained.  The Company purchases stop-loss insurance for the employee health plan and bear risk up to $0.3 million per incident.

Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company currently carries professional liability insurance coverage on a claims made basis and general liability insurance coverage on an occurrence basis for this exposure with a $0.1 million.  The Company also carries D&O coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $0.5 million to $1.0 million per claim.

The Company records estimated liabilities for its insurance programs based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims.  The Company monitors its estimated insurance-related liabilities and recoveries, if any, on a monthly basis and records amounts due under insurance policies in other current assets, while recording the estimated carrier liability in self-insurance reserves.  As facts change, it may become necessary to make adjustments that could be material to the Company’s results of operations and financial condition.

Goodwill and Intangible Assets
In accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350") goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company performs its annual impairment review of goodwill at November 30, and when a triggering event occurs between annual impairment tests. For 2018 and 2017, the Company performed a qualitative assessment of goodwill and determined that it is not more likely than not that the fair values of its reporting units are less than the carrying amounts. The Company has not recognized any goodwill impairment charges in 2018, 2017 or 2016 related to the annual impairment testing.
Components of the Company's reporting units are collections of markets of similar service offerings that operate collaboratively under a house of brands, i.e. multiple brands are used across markets, states, and segments. During the years ended December 31, 2018 and 2017, the Company recognized a disposal of $0.6 million and $1.5 million, respectively related to goodwill associated with the closure of underperforming locations. The impairments were calculated using a market approach.
Included in intangible assets are definite-lived assets subject to amortization such as non-compete agreements and defensive assets, which are defined as trade names that are not actively used. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from two to ten years. Amortization expense for the Company's definite-lived intangible assets for the years ended December 31, 2018, 2017 and 2016 was $2.1 million, $2.1 million and $2.5 million, respectively, which was recorded in general and administrative expenses.
The Company also has indefinite-lived assets that are not subject to amortization expense such as trade names, certificates of need, and Medicare licenses to conduct specific operations within geographic markets. The Company has concluded that trade names, certificates of need, and licenses have indefinite lives, because there are no legal, regulatory, contractual, economic or other factors that would limit the useful lives of these intangible assets and the Company intends to renew and operate the certificates of need and licenses and use the trade names indefinitely. In some cases, the value of licenses and certificates of need is increased by moratoriums in effect. These indefinite-lived intangible assets are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. To determine whether an indefinite-

lived intangible asset is impaired, the Company performs a qualitative assessment to support the conclusion that the indefinite-lived intangible asset is not impaired. Based on the results of that qualitative assessment, the Company may perform a quantitative test. The Company utilizes a relief-from-royalty method in its quantitative impairment test of trade names. Under this method, the fair value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for use over its estimated useful life. The Company utilizes the replacement cost approach in its quantitative impairment test for certificates of need and licenses. Under this method, assumptions are made about the cost to replace the certificates of need and licenses.  During the twelve months ended December 31, 2018 and 2017, the Company did not record an impairment charge related to indefinite-lived intangible assets. During the year ended December 31, 2018, the Company recognized a disposal of $3.7 million related to intangible assets associated with closures of underperforming locations.
Due to/from Governmental Entities
The Company’s LTACHs are reimbursed for certain activities based on tentative rates. The amounts recorded in due to/from governmental entities on the Company’s consolidated balance sheets relate to settled and open cost reports that are subject to the completion of audits and the issuance of final assessments. Final reimbursement is determined based on submission of annual cost reports and audits by the fiscal intermediary. Adjustments are accrued on an estimated basis in the period the related services were rendered and further adjusted as final settlements are determined. These adjustments are accounted for as changes in estimates. Additionally, reimbursements received in excess of hospice cap amounts are recorded in this account, if any.
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
In accordance with ASC 360, "Property, Plant, and Equipment", the Company evaluates its long-lived assets for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges recognized during the periods ended December 31, 2018, 2017 and 2016.
The following table describes the Company’s components of property, building and equipment for the years ended December 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Land	$6,750	$2,033
Building and improvements	35,474	14,166
Transportation equipment	13,503	11,363
Fixed equipment	745	780
Office furniture and medical equipment	78,344	61,676
	134,816	90,018
Less accumulated depreciation	55,253	43,565
Property, building and equipment, net	$79,563	$46,453
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $14.1 million, $11.3 million and $9.7 million, respectively, which was recorded in general and administrative expenses.

Noncontrolling Interest

The Company classifies noncontrolling interests of its joint ventures based upon a review of the legal provisions governing the redemption of such interests. In each of the Company’s joint ventures, those provisions are embodied within the joint venture’s operating agreement. For joint ventures with operating agreement provisions that establish an obligation for the Company to purchase the third party partners’ noncontrolling interests other than as a result of events that lead to a liquidation of the joint venture, such noncontrolling interests are classified as redeemable noncontrolling interests in temporary equity. For joint ventures with operating agreement provisions that establish an obligation that the Company purchase the third party partners’ noncontrolling interests, but which obligation is triggered by events that lead to a liquidation of the joint venture, such noncontrolling interests are classified as nonredeemable noncontrolling interests in permanent equity. Additionally, for joint ventures with operating agreement provisions that do not establish an obligation for the Company to purchase the third party partners’ noncontrolling interests (e.g., where the Company has the option, but not the obligation, to purchase the third party partners’ noncontrolling interests), such noncontrolling interests are classified as nonredeemable noncontrolling interests in permanent equity.

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

The carrying amount of each redeemable equity instrument presented in temporary equity for the twelve months ended December 31, 2018 is not less than the initial amount reported for each instrument. The activity of noncontrolling interest-redeemable for the twelve months ended December 31, 2018 is summarized in the Company’s Statements of Changes in Equity.

Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of December 31, 2018, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
Stock-Based Compensation
The Company accounts for its stock-based awards in accordance with provisions of ASC 718, "Compensation - Stock Compensation" ("ASC 718"). The Company grants restricted stock or restricted stock units to employees and members of its Board of Directors as a form of compensation. In accordance with ASC 718, the expense for such awards is based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period. See Note 8 to these consolidated financial statements.

Earnings Per Share
The following table sets forth shares used in the computation of basic and diluted per share information for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Weighted average number of shares outstanding for basic per share calculation	27,498,351	17,715,992	17,559,477
Effect of dilutive potential shares:
Options	—	—	863
Nonvested restricted stock	275,045	245,026	122,480
Adjusted weighted average shares for diluted per share calculation	27,773,396	17,961,018	17,682,820
Antidilutive shares	46,002	—	219,855
Effective April 1, 2018, in conjunction with the Merger, the Company increased the authorized number of common shares to 60.0 million.
Assets Held for Sale
As of December 31, 2018, assets held for sale includes the land and building and all related equipment and fixtures of one closed hospice facility, which was acquired in the Merger and that the Company is actively marketing and intends to sell.
Other Recently Adopted Accounting Pronouncements
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, ("ASU 2016-15"), which addresses eight classification issues related to the statement of cash flows. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Entities should apply this ASU using a retrospective transition method to each period presented. There is no material impact to the Company's consolidated financial statements upon adoption of ASU 2016-15.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, ("ASU 2017-01"), which assist entities with evaluating whether a set of transferred assets and activities is a business. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. There is no material impact on the Company's consolidated financial statements upon adoption of ASU 2017-0l.
 Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02"), as modified by ASUs 2018-01, 2018-10, 2018-11 and 2018-20 (collectively, ASU 2016-02), which requires lessees to recognize leases with terms exceeding 12 months on the Company's Consolidated Balance Sheet. Qualifying leases will be classified as finance or operating right-of-use ("ROU") assets and lease liabilities. The new standard was effective on January 1, 2019. Early adoption is permitted. ASU 2016-02 provides a number of optional practical expedients in transition. The Company: i) elected the 'package of practical expedients', which permitted the Company not to reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs, ii) elected all the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company, iii) to elect all the new standard's available transition practical expedients. Adoption of this standard increased total assets and total liabilities by $90.0 million for the Company's operating leased office space and copiers for locations in each segment. The adoption did not change the Company's leasing activities. ASU 2016-02 also provides practical expedients for an entity's ongoing accounting. The Company elected the short-term recognition exemption for certain medical devices and storage space leases that qualify, which means it will not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases of these assets in transition.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying value and fair value of the reporting unit. This ASU is effective for the annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests with measurement dates on or after January 1, 2017.
3. Almost Family Merger
On November 15, 2017, the Company announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) entered into among the Company, Almost Family, Inc. (“Almost Family”), and Hammer Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of the Company, providing for a “merger of equals” business combination of the Company and Almost Family (the "Merger"). On April 1, 2018, the Company completed the Merger as contemplated by that certain Agreement and Plan of Merger. At the effective time of the Merger on April 1, 2018, each outstanding share of Almost Family, other than certain canceled shares, was converted into the right to receive 0.9150 shares of the Company's common stock and cash in lieu of any fractional shares of any Company common stock that Almost Family shareholders would otherwise have been entitled to receive. As a result, the Company issued approximately 12.8 million shares of its common stock to former stockholders of Almost Family. The Company was determined to be the accounting acquirer in the Merger.
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
The Company's preliminary valuation analysis of identifiable assets and liabilities assumed for the Merger is in accordance with the requirements of ASC Topic 805, Business Combinations, the preliminary estimates of which are presented in the table below (amounts in thousands). The final determination of the fair value of assets acquired and liabilities assumed will be completed in accordance with the applicable accounting guidance. Due to the significance of the Merger, the Company may use all of the measurement period to adequately analyze and assess the fair value of assets acquired and liabilities assumed.

Preliminary merger consideration
Stock	$795,412
Preliminary fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	16,547
Patient accounts receivable	91,095
Prepaid income taxes	2,262
Prepaid expenses and other current assets	11,490
Property and equipment	11,144
Trade name	76,090
Certificates of need/licenses	76,505
Customer relationships	13,970
Assets held for sale	2,850
Deferred income taxes	3,613
Accounts payable	(43,731)
Accrued other liabilities	(56,100)
Seller notes payable	(13,555)
NCI - Redeemable	(8,034)

Long term income taxes payable	(3,786)
Line of credit	(106,800)
NCI - Nonredeemable	(36,609)
Other assets and (liabilities), net	(2)
Total identifiable assets and liabilities	36,949
Preliminary goodwill	$758,463
Trade names, certificates of need and licenses are indefinite-lived assets and, therefore, not subject to amortization. Acquired trade names that are not being used actively are amortized over the estimated useful life on the straight line basis. Trade names are valued using the relief from royalty method, a form of the income approach. Certificates of need are valued using the replacement cost approach based on registration fees and opportunity costs. Licenses are valued based on the estimated direct costs associated with the recreating the asset, including opportunity costs based on an income approach. In the case of states with a moratorium in place, the licenses are valued using the multi period excess earnings method.
The other identifiable assets include customer relationships that are amortized over 20 years. Customer relationships were valued using the multi period excess earnings method. Noncontrolling interest is valued at fair value.
The following unaudited pro forma financial information reflects the consolidated results of operations of the Company had the Merger occurred on January 1, 2017. Almost Family's financial information has been compiled in a manner consistent with the accounting policies adopted by LHC Group. The unaudited pro forma financial information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the Merger occurred on January 1, 2017, nor are they indicative of any future results (amounts in thousands, except per share amount).

	Pro forma (unaudited)
	2018	2017
Net service revenue	$2,002,420	$1,845,041
Net income attributable to the Company	79,434	70,526
Diluted earnings per share	$2.55	$2.26
The pro forma financial information contained in this report, including the above, is based on the Company's preliminary assignment of consideration given and therefore subject to adjustment. These proforma amounts were calculated after applying the Company's accounting policies and adjusting Almost Family's and LHC Group's results to reflect adjustments that are directly attributable to the Merger. These adjustments mainly exclude transaction costs incurred by Almost Family and LHC Group in the fiscal quarter preceding the consummation of the Merger, together with the consequential tax effects at the statutory rate.
The unaudited pro forma financial information contained in this report, including the above, has been prepared for informational purposes only and does not include any anticipated synergies or other potential benefits of the Merger. Pro forma information is not present for any other acquisitions or joint venture transactions, as the aggregate operations of the acquired businesses were not significant to the overall operations of the Company. It also does not give effect to certain future charges that the Company expects to incur in connection with the Merger, including, but not limited to, additional professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs, and costs related to consolidation of technology systems and corporate facilities.
Transaction costs associated with the Merger that were incurred by the Company during the year ended December 31, 2018 are being expensed as incurred and are presented in the consolidated statements of income as general and administrative expenses. These expenses include investment banking, legal, accounting, and other third-party transaction costs associated with the Merger, including preparation for regulatory filings and shareholder approvals. During the year ended December 31, 2018, the Company incurred $33.0 million of transaction, transition and integration costs related to the Merger.

4. Other Acquisitions and Joint Ventures

2018 Acquisitions

The Company acquired the majority-ownership of seven home health agencies and one hospice agency during the year ended December 31, 2018. The total aggregate purchase price for these transactions was $9.4 million, of which $8.8 million was paid in cash. The purchase prices were determined based on the Company's analysis of comparable acquisitions and the target market's potential future cash flows. Substantially all of the preliminary allocation of the purchase price for the acquisitions were allocated to goodwill of $11.0 million, indefinite lived intangibles trade names of $1.5 million and certificates of need/licenses of $1.4 million. Acquired noncontrolling interest was $5.0 million.
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
During the year ended December 31, 2018, the Company sold ownership interests in five of its wholly-owned subsidiaries. The total sales prices of such ownership interests were $4.2 million, all of which were accounted for as equity transactions, resulting in the Company reducing additional paid in capital by $2.2 million.
During the year ended December 31, 2018, the Company purchased additional ownership interests in two of its equity joint venture subsidiaries. The total consideration of such ownership was $8.1 million, of which $7.7 million was paid in shares of the Company's common stock. These transactions were accounted for as equity transactions, resulting in the Company increasing additional paid in capital by $7.7 million.
The Company conducted preliminary assessments and recognized provisional amounts in its initial accounting for these acquisitions for all identified assets in accordance with the requirements of ASC 805. The Company is continuing its review of these matters during the measurement period. If new information about facts and circumstances that existed at the acquisition date is obtained and indicates adjustments are necessary, the acquisition accounting will be revised to adjust to the provisional amounts initially recognized.

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

On June 1, 2017, the Company formed a joint venture with Baptist Memorial Health Care ("Baptist"). Baptist contributed three home health agencies, six hospice agencies, and one inpatient hospice unit to the joint venture during the twelve months ended December 31, 2017. The Company acquired majority ownership of the membership interests of these agencies. These providers conduct home health and hospice operations in Mississippi and Tennessee, and conduct inpatient hospice operations in Tennessee.

On September 1, 2017, the Company formed a joint venture with CHRISTUS Continuing Care (“CHRISTUS”). CHRISTUS contributed seven home health agencies, five hospice agencies, one inpatient hospice unit, one home and community-based agency, and six LTACH agencies to the joint venture during the twelve months ended December 31, 2017. The Company acquired majority ownership of the membership interests of these agencies. These providers conduct home health and hospice operations in Louisiana and Texas, conduct inpatient hospice operations in Texas, conduct home and community-based operations in Texas; and conduct LTACH operations in Arkansas, Louisiana, and Texas.

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

5. Goodwill and Other Intangibles, Net

The following table summarizes changes in goodwill by reporting unit during the twelve months ended December 31, 2018 and 2017 (amounts in thousands):

	Home health	Hospice	Home and community- based	Facility-based	Healthcare Innovations	Total
Balance as of December 31, 2016	$210,839	$64,234	$18,820	$13,424	—	$307,317
Acquisitions	30,623	15,000	6,220	160	—	52,003
Noncontrolling interests	21,469	9,580	3,501	(141)	—	34,409
Adjustments and disposals	(1,475)	—	—	347	—	(1,128)
Balance as of December 31, 2017	$261,456	$88,814	$28,541	$13,790	$—	$392,601
Acquisitions	558,628	29,263	137,042	—	40,755	765,688
Noncontrolling interests	3,297	506	—	—	—	3,803
Adjustments and disposals	(779)	—	—	404	—	(375)
Balance as of December 31, 2018	$822,602	$118,583	$165,583	$14,194	$40,755	$1,161,717

The Company determined that there was no impairment for the goodwill of any reporting units as of December 31, 2018, 2017 and 2016 based on the Company's annual impairment testing. The Company did record $0.6 million and $1.5 million of disposal of goodwill during the years ended December 31, 2018 and 2017 due to the closure of underperforming locations. The amount of disposal of goodwill was determined using prices of comparable business in the market. This was recorded in impairment of intangibles and other on the Company's consolidated statements of income.

The Company performed an impairment analysis on its indefinite-lived intangible assets related to the Company's trade names, licenses and certificates of need and determined that it is not more likely than not that the fair values of the indefinite-lived intangible assets are less than its carrying amount as of November 30, 2018; however, the Company did record $3.7 million of disposals of licenses, certificates of needs, and customer relationship intangible assets due to the closure of underperforming locations. This was recorded in impairment of intangibles and other on the Company's consolidated statements of income.

The following tables summarize the changes in intangible assets during the twelve months ended December 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Indefinite-lived intangible assets:
Trade Names	$156,049	$78,299
Certificates of Need/Licenses	128,577	53,493
Net total	284,626	131,792

Definite-lived intangible assets:
Trade Names
Gross carrying amount	10,127	10,127
Accumulated amortization	(8,817)	(7,547)
Net total	1,310	2,580
Non-compete agreements
Gross carrying amount	5,980	5,732
Accumulated amortization	(5,729)	(5,494)
Net total	251	238
Customer relationships
Gross carrying amount	11,822	—
Accumulated amortization	(630)	—
Net total	11,192	—
Total definite-lived intangible assets
Gross carrying amount	27,929	15,859
Accumulated amortization	(15,176)	(13,041)

Net total	12,753	2,818

Total intangible assets:
Gross carrying amount	312,555	147,651
Accumulated amortization	(15,176)	(13,041)
Net total	$297,379	$134,610

Remaining useful lives of trade names, customer relationships, and non-compete agreements were 8.8, 19.3, and 2.8 years, respectively. Similar amounts at December 31, 2017 were 10.3 and 2.1 years for trade names and non-compete agreements, respectively.
Amortization expense for the Company's intangible assets was $2.1 million for the years ended December 31, 2018 and 2017 and $2.5 million for the year ended December 31, 2016, which was recorded in general and administrative expenses.
The estimated intangible asset amortization expense for each of the five years subsequent to December 31, 2018 is as follows (amounts in thousands):

Year	Amortization amount
2019	$1,112
2020	899
2021	732
2022	682
2023	682
Total	$4,107

6. Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows (amounts in thousands):

	2018	2017
Deferred tax assets:
Allowance for uncollectible accounts	$8,645	$5,224
Accrued employee benefits	6,038	4,147
Stock compensation	2,322	663
Accrued self-insurance	8,656	2,157
Acquisition costs	1,413	2,064
Net operating loss carry forward	9,147	1,299
Intangible asset impairment	18	21
Other	1,021	91
Capital loss carryforward	—	12
Valuation allowance	(3,574)	(44)
Deferred tax assets	$33,686	$15,634
Deferred tax liabilities:
Amortization of intangible assets	(64,001)	(35,955)
Tax depreciation in excess of book depreciation	(7,693)	(5,988)
Prepaid expenses	(1,134)	(623)
Non-accrual experience accounting method	(602)	(534)

Other	(3,562)	—
Deferred tax liabilities	(76,992)	(43,100)
Net deferred tax liability	$(43,306)	$(27,466)
Based on the Company’s historical pattern of taxable income, the Company believes it will produce sufficient income in the future to realize its deferred income tax assets. Management provides a valuation allowance for any net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.
The components of the Company’s income tax expense from continuing operations, less noncontrolling interest, were as follows (amounts in thousands):

	2018	2017	2016
Current:
Federal	$892	$12,798	$12,563
State	3,382	2,621	2,371
	4,274	15,419	14,934
Deferred:
Federal	15,383	(6,273)	6,223
State	2,742	1,798	1,019
	18,125	(4,475)	7,242
Total income tax expense	$22,399	$10,944	$22,176

A reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate for income taxes for each period is as follows:

	2018	2017	2016
Federal statutory tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.7	4.4	3.8
Nondeductible expenses	2.6	3.2	2.6
Uncertain tax position	(1.3)	—	(3.3)
TCJA Enactment	—	(22.9)	—
Excess Tax Benefit	(2.6)	(1.6)	—
Credits and other	0.7	(0.1)	(0.4)
Effective tax rate	26.1%	18.0%	37.7%

The Company is subject to both federal tax and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2013.
As of December 31, 2018, the Company has U.S. operating loss carry forwards of $15.5 million that are available to reduce future taxable income. If not used to offset taxable income, a portion of these losses will expire between 2032 and 2034. Losses generated in years ending after December 31, 2017 have an unlimited carryforward under the Tax Cut and Jobs Act. Due to U.S. limitations on acquired operating losses, a valuation allowance has been established on $0.8 million of these losses.
State operating loss carryforwards totaling $92.3 million at December 31, 2018 are being carried forward in jurisdictions where the Company is permitted to use tax losses from prior periods to reduce future taxable income. If not used to offset future taxable income, these losses will expire between 2019 and 2038. Due to uncertainty regarding the Company's ability to use some of the carryforwards, a valuation allowance has been established on $49.4 million of state net operating loss carryforwards. Based on the Company's historical record of producing taxable income and expectations for the future, the Company has concluded that future operating income will be sufficient to give rise to taxable income sufficient to utilize the remaining state net operating loss carryforwards.

US GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized. The Company's unrecognized tax benefits would affect the tax rate, if recognized. The Company includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the consolidated balance sheets. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. The amount recognized as of December 31, 2018 was $4.3 million.
A reconciliation of the total amounts of unrecognized tax benefits follows:

Acquired unrecognized tax position	$3,786
Increased (decreases) in unrecognized tax benefits as a result of:
Tax positions taken in the current year	1,835
Lapse of statute of limitations	(1,324)
Total unrecognized tax benefits as of December 31, 2018	$4,297

7. Debt
Credit Facility
During the period from January 1, 2018 through April 1, 2018, the Company maintained its revolving line of credit through a credit facility with Capital One, National Association (the "Prior Credit Facility"), which provided a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $225.0 million and a letter of credit sub-limit equal to $15.0 million. The expiration date of the Credit Agreement was June 18, 2019.
On March 30, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A., which was effective on April 2, 2018 following the Merger (the "New Credit Agreement"). The New Credit Agreement provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $500.0 million, which includes an additional $200.0 million accordion expansion feature, and a letter of credit sub-limit equal to $50.0 million. The expiration date of the New Credit Agreement is March 20, 2023. The New Credit Agreement replaced the Prior Credit Facility with Capital One, National Association, which was set to mature on June 18, 2019. The Company's obligations under the New Credit Agreement were secured by substantially all of the assets of the Company and its wholly-owned subsidiaries (subject to customary exclusions), which assets include the Company's equity ownership of its wholly-owned subsidiaries and its equity ownership in joint venture entities. The Company's wholly-owned subsidiaries also guarantee the obligations of the Company under the New Credit Agreement. Debt issuance costs of $1.9 million were capitalized with the New Credit Agreement and will be amortized through March 30, 2023, the termination date for the New Credit Agreement.
Revolving loans under the New Credit Agreement with JPMorgan Chase Bank, N.A. bear interest at, as selected by the Company, either a (a) Base Rate which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day and (3) the Eurodollar Rate for a one month interest period on such day plus 1.50%, plus a margin ranging from 0.5% to 1.25% per annum or (b) Eurodollar Rate plus a margin ranging from 1.50%% to 2.25% per annum, with pricing varying based on the Company's quarterly consolidated Leverage Ratio (as defined in the New Credit Agreement). Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon the Company's quarterly consolidated Leverage Ratio. The Base Rate at December 31, 2018 was 5.50% and the Eurodollar Rate was 4.19%. As of December 31, 2018, the effective interest rate on outstanding borrowings under the New Credit Agreement was 4.19%.
On April 2, 2018, in connection with the consummation of the Merger, the Company borrowed approximately $247.4 million under the New Credit Agreement to (i) repay the approximately $107.3 million of outstanding borrowings under Almost Family' $350.0 million credit facility, which was terminated in connection with the Merger (ii) repay the approximately $125.1 million of outstanding borrowings under the Prior Credit Facility, which was also terminated in connection with the Merger, and (iii) pay certain debt issuance and repayment costs and Merger related fees and expenses.

As of December 31, 2018 the Company had $235.0 million drawn and letters of credit in the amount of $30.4 million outstanding under the credit facility. At December 31, 2017, the Company had $144.0 million drawn and letters of credit in the amount of $9.6 million outstanding under the Prior Credit Facility.
Under the terms of the New Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The New Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with debt covenants at December 31, 2018.
The scheduled principal payments on long-term debt for each of the five years subsequent to December 31, 2018 is as follows (amounts in thousands):

Year	Principal payment amount
2019	$7,773
2020	235,123
2021	133
2022	143
2023	531
Total	$243,703
8. Stockholders’ Equity

Equity Based Awards
At the Company’s 2018 Annual Meeting of Stockholders held on June 7, 2018, the stockholders of the Company approved the Company’s 2018 Long Term Incentive Plan (the “2018 Incentive Plan”) to replace the Company's 2010 Long Term Incentive Plan (the "Prior Plan"). The 2018 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). The total number of shares of the Company's common stock originally reserved and available for issuance pursuant to awards granted under the 2018 Incentive Plan was 2,000,000, plus an additional number of shares (not to exceed 300,000) underlying stock awards granted under the Company's Prior Plan that terminated, expired, or forfeited. As of June 7, 2018, there were 2,210,544 shares of our common stock reserved for future awards, under the 2018 Incentive Plan. A total of 2,194,074 shares are available for issuance as of December 31, 2018. A variety of discretionary awards for employees, officers, directors and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified statutory stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company's common stock as of the date of grant.
Almost Family had Stock and Incentive Compensation Plans that provided for stock awards of the Company's common stock to employees, non-employee directors, or independent contractors. Almost Family issued restricted shares and/or option awards to employees and non-employee directors. Under the change of control provisions of the Almost Family plans, all outstanding restricted stock, performance restricted stock, and options became non-forfeitable in conjunction with the Merger.
Each unvested restricted share award issued by Almost Family that was outstanding immediately prior to the Merger converted into a restricted stock award to acquire shares of the Company on the same terms and conditions rounded up or down to the nearest whole share, determined by multiplying the number of shares of Almost Family's common stock subject to such restricted stock award by the exchange ratio. Each stock option to purchase shares of Almost Family that was outstanding immediately prior to the Merger converted into an option to purchase shares of the Company on the same terms and conditions, (A) the number of shares of LHC's common stock, rounded down to the nearest whole share, determined by multiplying (I) the total number of shares of Almost Family's common stock by (II) the exchange ratio, and (B) at a per-share exercise price, rounded up to the nearest whole cent, equal to the quotient determined by dividing (I) the exercise price per share of Almost Family's common stock by (II) the exchange ratio.
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
During 2018, 2017 and 2016, respectively, 213,105, 139,310 and 220,800 nonvested shares were granted to employees pursuant to the 2010 Incentive Plan. In addition, 16,470 nonvested shares were granted to employees pursuant to the 2018 Incentive Plan.

The Company also issues nonvested stock to its independent directors of the Company’s Board of Directors. During 2018, 2017 and 2016, respectively, 13,600, 11,700 and 15,300 nonvested shares of stock were granted to the independent directors under the 2005 Director Compensation Plan. The shares issued under the 2005 Director Compensation Plan were drawn from the 1,500,000 shares reserved for issuance under the 2010 Incentive Plan. The shares fully vest one year from the date of the grant. During the twelve months ended December 31, 2018, four new directors were granted 14,000 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares vest 33% at the grant date, then 33% each year on the anniversary date until the third year.
The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of nonvested shares granted during the years ended December 31, 2018, 2017 and 2016 were $64.11, $48.52 and $37.99, respectively.
The following table represents the share grants stock activity for the year ended December 31, 2018:

	Restricted stock		Options
	Number of Shares	Weighted average grant date fair value	Number of Shares	Weighted average grant date fair value
Share grants outstanding at December 31, 2017	529,465	$37.34	—	$—
Granted	257,175	64.11	—	—
Acquired	—	—	270,710	36.48
Vested or exercised	(212,355)	37.77	(108,903)	34.11
Share grants outstanding at December 31, 2018	574,285	$49.68	161,807	$38.08
As of December 31, 2018, there was $19.4 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 3.10 years. The total fair value of shares vested in the year ended December 31, 2018 was $8.0 million and the total fair value of shares vested in the years December 31, 2017 and 2016 was $5.6 million and $4.5 million, respectively. The Company records compensation expense related to nonvested share awards at the grant date for shares that are awarded fully vested and over the vesting term on a straight line basis for shares that vest over time. Compensation expense is reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods if actual forfeitures differ. The Company has recorded $9.4 million, $6.0 million and $4.9 million in compensation expense related to non-vested stock grants in the years ended December 31, 2018, 2017 and 2016, respectively. Options acquired in connection with the Merger are fully vested and non-forfeitable.
Aggregate intrinsic value for options represents the estimated value of the Company's common stock at the end of the period in excess of the weighted average exercise price multiplied by the number of options exercisable. The aggregate intrinsic value of options outstanding at December 31, 2018 was $9.0 million. The total intrinsic value of options exercised during the year ended December 31, 2018 was $6.8 million. The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

Range of Exercise Price	Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
$0.00 - 30.00	47,579	4.47	$24.93
$30.01 - 40.00	71,684	6.23	$39.43
Over $40.00	42,544	7.73	$50.51

161,807	6.46	$38.08
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
On June 20, 2013, the Amended and Restated Employee Stock Purchase Plan was approved by the Company’s stockholders. As a result of the amendment, the Employee Stock Purchase Plan was modified as follows:

•	An additional 250,000 shares of common stock were authorized for issuance over the term of the Employee Stock Purchase Plan.

•	The term of the Employee Stock Purchase Plan was extended from January 1, 2016 to January 1, 2023.

The following table represents the shares issued during 2018, 2017 and 2016 under the Employee Stock Purchase Plan:

	Number of Shares	Weighted Average Per Share Price
Shares available as of December 31, 2015	213,760
Shares issued in 2016	24,149	$37.79
Shares issued in 2017	18,542	$55.40
Shares issued in 2018	18,725	$71.12
Shares available as of December 31, 2018	152,344
Treasury Stock
In conjunction with the vesting of the nonvested shares of stock or exercise of options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. The Company redeemed 68,217, 61,825 and 52,119 shares of common stock related to these tax obligations during the years ended December 31, 2018, 2017 and 2016, respectively. In addition, the Company redeemed 68,070 shares of common stock valued at $2.5 million, related to the exercise of Almost Family options. Such shares are held as treasury stock and are available for reissuance by the Company. Additionally, shares were submitted by employees in lieu of paying the stock option exercise price that would have otherwise been due on exercise. Such shares are held in treasury stock and are available for reissuance by the Company.
9. Leases

The Company leases office space and equipment at its various locations. Many of the leases contain renewal options with varying terms and conditions. Management expects that in the normal course of business, expiring leases will be renewed or, upon making a decision to relocate, replaced by leases for new locations. Operating lease terms range from three to ten years. Rent expense includes insurance, maintenance, and other costs as required by the lease. Total rental expense was $47.6 million, $25.1 million and $20.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum rental commitments under non-cancelable operating leases are as follows (amounts in thousands):

Year	Total
2019	$35,473
2020	24,663
2021	17,815
2022	10,795
2023	6,302
Thereafter	12,883
$107,931
10. Employee Benefit Plan

Defined Contribution Plan
The Company sponsors a 401(k) plan for all eligible employees. The plan allows participants to contribute up to $18,500 in 2018, tax deferred (subject to IRS guidelines). The plan also allows discretionary Company contributions as determined by the Company’s Board of Directors. Effective January 1, 2006, the Company implemented a discretionary match of up to two percent of participating employee contributions. The employer contribution will vest 25% in an employee's account for each year of service with the Company and 25% each additional year until it is fully vested in year four. Contribution expense to the Company was $10.1 million, $7.9 million and $6.3 million in the years ended December 31, 2018, 2017 and 2016, respectively.

11. Commitments and Contingencies
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
On January 18, 2018, Jordan Rosenblatt, a purported shareholder of Almost Family, Inc. (“Almost Family”) filed a Complaint for Violations of the Securities Exchange Act of 1934 (the "1934 Act") in the United States District Court for the Western District of Kentucky, styled Rosenblatt v. Almost Family, Inc., et al., Case No. 3:18-cv-40-TBR (the “Rosenblatt Action”). The Rosenblatt Action was filed against the Company, Almost Family, Almost Family’s board of directors, and Hammer Merger Sub, Inc. ("Merger Sub"). The complaint in the Rosenblatt Action (“Complaint”) asserts that the Form S-4 Registration Statement (“Registration Statement”) filed on December 21, 2017 contains false and misleading statements with respect to the Merger. The Complaint asserts claims against Almost Family and its board of directors for violations of Section 14(a) of the 1934 Act in connection with the dissemination of the Registration Statement, and asserted claims against the Almost Family board of directors and the Company for violations of Section 20(a) of the 1934 Act as controlling persons of Almost Family. The Rosenblatt Action seeks, among other things, an injunction enjoining the Merger from closing and an award of attorneys’ fees and costs.
In addition to the Rosenblatt Action, two additional complaints were filed against Almost Family in the United States District Court for the District of Delaware ("the Delaware Actions") alleging similar violations as the Rosenblatt Action. These Delaware Actions also sought, among other things, an injunction to enjoin both the vote of the Almost Family stockholders with respect to the Merger and the closing of the Merger, monetary damages and an award of attorneys’ fees and costs from Almost Family.
On February 22, 2018, one of the plaintiffs in the Delaware Actions moved for a preliminary injunction to enjoin the merger of Almost Family and Merger Sub. Then, on March 2, 2018 the Delaware Actions were transferred to the United States District Court for the Western District of Kentucky. Shortly thereafter, on March 12, 2018, Almost Family, LHC and Merger Sub opposed the plaintiffs' motion for a preliminary injunction, and the court heard oral argument on the plaintiffs' motion for a preliminary injunction on March 19, 2018. On March 22, 2018, the court denied the plaintiffs' motion for preliminary injunction. The next day, on March 23, 2018, one of the plaintiffs in the Delaware Actions moved to consolidate the Delaware Actions with the Rosenblatt Action and for the appointment of a lead plaintiff and that motion is pending before the court.
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
During 2018, the Company purchased the home office building, land and adjacent land parcels in Lafayette for approximately $19.3 million. The purchase was part of plans for an approximate $70.0 million home office expansion. The expansion is structured into multiple phases. The early phase commitment which was active at December 31, 2018 was approximately $4.0 million.
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
12. Segment Information

In the second quarter of 2018, in recognition of the changes to the Company's business segments resulting from the addition of Almost Family and its subsidiaries through the Merger, the Company redefined its reporting segments to include (1) home health services, (2) hospice services, (3) home and community-based services, formerly referred to by the Company as community-based services, (4) facility-based services, and (5) healthcare innovations (“HCI”). In management’s opinion, this approach provides investors clarity and best aligns with the Company’s internal decision-making processes as viewed by the chief operating decision maker. Reportable segments have been identified based upon how management has organized the business by services provided to customers and how the chief operating decision maker manages the business and allocates resources, consistent with the criteria in ASC 280, Segment Reporting.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements, including the adoption of ASU 2014-09.
The following tables summarize the Company’s segment information for the twelve months ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	Year Ended December 31, 2018
	Home health	Hospice	Home and community-based	Facility-based	Healthcare innovations	Total
Net service revenue	$1,291,457	$199,118	$172,501	$113,784	$33,103	$1,809,963
Cost of service revenue	802,006	130,991	130,660	76,899	15,801	1,156,357
General and administrative expenses	378,124	60,933	40,467	39,638	18,754	537,916
Impairment of intangibles and other	1,816	186	(6)	554	2,139	4,689
Operating income (loss)	109,511	7,008	1,380	(3,307)	(3,591)	111,001
Interest expense	(7,060)	(1,529)	(76)	(545)	(469)	(9,679)
Income (loss) before income taxes and noncontrolling interests	102,451	5,479	1,304	(3,852)	(4,060)	101,322
Income tax expense (benefit)	22,711	1,227	420	(1,136)	(823)	22,399
Net income (loss)	79,740	4,252	884	(2,716)	(3,237)	78,923
Less net income (loss) attributable to noncontrolling interests	13,361	1,764	(275)	589	(90)	15,349
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$66,379	$2,488	$1,159	$(3,305)	$(3,147)	$63,574
Total assets	$1,336,988	$209,680	$236,072	$70,261	$75,714	$1,928,715

	Year Ended December 31, 2017
	Home health	Hospice	Home and community-based	Facility-based	Healthcare innovations	Total
Net service revenue	$777,583	$157,287	$46,159	$81,573	$—	$1,062,602
Cost of service revenue	482,179	103,969	35,244	54,418	—	675,810
General and administrative expenses	229,264	45,516	9,946	25,813	—	310,539
Impairment of intangibles and other	1,612	22	—	(63)	—	1,571
Operating income	64,528	7,780	969	1,405	—	74,682
Interest expense	(2,546)	(511)	(191)	(104)	—	(3,352)
Income before income taxes and noncontrolling interests	61,982	7,269	778	1,301	—	71,330
Income tax expense	9,509	1,057	156	222	—	10,944
Net income	52,473	6,212	622	1,079	—	60,386
Less net income (loss) attributable to noncontrolling interests	9,102	1,248	(111)	35	—	10,274
Net income attributable to LHC Group, Inc.’s common stockholders	$43,371	$4,964	$733	$1,044	$—	$50,112
Total assets	$534,385	$155,230	$48,216	$55,871	$—	$793,702

	Year Ended December 31, 2016
	Home health	Hospice	Home and community-based	Facility-based	Healthcare innovations	Total
Net service revenue	$656,287	$131,547	$43,094	$69,105	$—	$900,033
Cost of service revenue	398,450	83,359	32,603	43,238	—	557,650
General and administrative expenses	203,418	37,207	8,785	21,212	—	270,622
Impairment of intangibles and other	857	338	49	(45)	—	1,199

Operating income	53,562	10,643	1,657	4,700	—	70,562
Interest expense	(1,794)	(292)	(130)	(228)	—	(2,444)
Income before income taxes and noncontrolling interests	51,768	10,351	1,527	4,472	—	68,118
Income tax expense	16,505	3,485	651	1,535	—	22,176
Net income	35,263	6,866	876	2,937	—	45,942
Less net income attributable to noncontrolling interests	6,876	1,867	(58)	674	—	9,359
Net income attributable to LHC Group, Inc.’s common stockholders	$28,387	$4,999	$934	$2,263	$—	$36,583
Total assets	$427,782	$116,090	$33,520	$36,679	$—	$614,071

13. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values. The estimated fair value of intangible assets was calculated using level 3 inputs based on the present value of anticipated future benefits. For the year ended December 31, 2018, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximates current rates.
14. Concentration of Risk
The Company operates in 36 states within the continental United States. The Company's facilities in Louisiana, Tennessee, Arkansas, Mississippi, Kentucky, Florida, and Alabama accounted for approximately 54.2%, 63.0% and 66.6% of net service revenue during the years ended December 31, 2018, 2017 and 2016, respectively. Any material change in the current economic or competitive conditions in these states could have a disproportionate effect on the Company’s overall business results.
15. Unaudited Summarized Quarterly Financial Information
The following table represents the Company’s unaudited quarterly results of operations (amounts in thousands, except share data):

	First Quarter 2018	Second Quarter 2018	Third Quarter 2018	Fourth Quarter 2018
Net service revenue	$291,054	$502,024	$507,043	$509,842
Gross margin	102,436	181,020	184,847	185,303
Net income attributable to LHC Group, Inc.’s common stockholders	4,995	16,797	21,230	20,552
Net income attributable to LHC Group' Inc.'s common stockholders
Basic earnings per share:	$0.28	$0.55	$0.69	$0.67
Diluted earnings per share:	$0.28	$0.55	$0.68	$0.66
Weighted average shares outstanding:
Basic	17,789,863	30,497,501	30,750,227	30,777,556
Diluted	18,039,345	30,742,293	31,083,815	31,142,061

	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017
Net service revenue	$244,249	$257,535	$269,678	$291,140
Gross margin	89,879	96,377	96,822	103,714
Net income attributable to LHC Group, Inc.’s common stockholders	9,467	11,304	10,906	18,435
Net income attributable to LHC Group' Inc.'s common stockholders

Basic earnings per share:	$0.54	$0.64	$0.61	$1.04
Diluted earnings per share:	$0.53	$0.63	$0.61	$1.02
Weighted average shares outstanding:
Basic	17,643,463	17,728,567	17,740,818	17,749,872
Diluted	17,817,880	17,964,387	18,010,522	18,043,297
Because of the method used to calculate per share amounts, quarterly per share amounts may not necessarily total to the per share amounts for the entire year.
16. Subsequent Event
On February 26, 2019, the Company announced an anticipated definitive agreement with Geisinger Home Health and Hospice for a joint venture partnership in Pennsylvania and New Jersey. The expected completion date is April 1, 2019 for the Pennsylvania locations and June 1, 2019 for the New Jersey locations, subject to customary closing conditions. The Company will purchase the majority ownership of these home health and hospice locations and assume management responsibility.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

February 28, 2019	/s/ KEITH G. MYERS
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

Signature	Title	Date

/s/ KEITH G. MYERS Keith G. Myers	Chief Executive Officer and Chairman of the Board of Directors	February 28, 2019

/s/ JOSHUA L. PROFFITT Joshua L. Proffitt	Executive Vice President, Chief Financial Officer, Principal Accounting Officer	February 28, 2019

/s/ JEFFREY T. REIBEL Jeffrey T. Reibel	Senior Vice President, Chief Accounting Officer	February 28, 2019

/s/ MONICA F. AZARE Monica F. Azare	Director	February 28, 2019

/s/ JONATHAN D. GOLDBERG Jonathan D. Goldberg	Director	February 28, 2019

/s/ CLIFFORD S. HOLTZ Clifford S. Holtz	Director	February 28, 2019

/s/ JOHN L. INDEST John L. Indest	Director	February 28, 2019

/s/ RONALD T. NIXON Ronald T. Nixon	Director	February 28, 2019

/s/ W. EARL REED III W. Earl Reed III	Director	February 28, 2019

/s/ W.J. “BILLY” TAUZIN W.J. “Billy” Tauzin	Director	February 28, 2019

/s/ BRENT TURNER Brent Turner	Director	February 28, 2019

/s/ TYREE G. WILBURN Tyree G. Wilburn	Director	February 28, 2019

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
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

10.8+	Amended and Restated Employment Agreement between Keith G. Myers and LHC Group, Inc. dated April 1, 2017 (previously filed as Exhibit 10.1 to the Form 8-K filed April 5, 2017).

10.9+	Amended and Restated Employment Agreement between Donald D. Stelly and LHC Group, Inc. dated June 1, 2016 (previously filed as Exhibit 10.1 to the Form 8-K filed June 3, 2016).

10.10+	Amended and Restated Employment Agreement between Joshua L. Proffitt and LHC Group, Inc. dated September 12, 2016 (previously filed as Exhibit 10.2 to the Form 10-Q filed November 3, 2016).

10.11+	Employment Agreement between Bruce D. Greenstein and LHC Group, Inc. dated June 25, 2018.

10.12+	Employment Agreement between Nicholas Gachassin, III and LHC Group, Inc. dated January 2, 2019.
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