Form 10-Q
period 2019-03-31
LHC Group, Inc
filed 2019-05-09
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of May 7, 2019: 31,493,105 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$38,520	$49,363
Receivables:
Patient accounts receivable	268,559	252,592
Other receivables	5,517	6,658
Amounts due from governmental entities	1,010	830
Total receivables	275,086	260,080
Prepaid income taxes	7,690	11,788
Prepaid expenses	25,604	24,775
Other current assets	19,422	20,899
Total current assets	366,322	366,905
Property, building and equipment, net of accumulated depreciation of $58,932 and $55,253, respectively	83,040	79,563
Goodwill	1,164,999	1,161,717
Intangible assets, net of accumulated amortization of $15,549 and $15,176, respectively	291,954	297,379
Assets held for sale	2,500	2,850
Operating lease right of use asset	84,805	—
Other assets	20,237	20,301
Total assets	$2,013,857	$1,928,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$70,698	$77,135
Salaries, wages, and benefits payable	102,500	84,254
Self-insurance reserves	31,899	32,776
Current operating lease liabilities	24,454	—
Current portion of long-term debt	—	7,773
Amounts due to governmental entities	4,475	4,174
Total current liabilities	234,026	206,112
Deferred income taxes	43,676	43,306
Income taxes payable	4,481	4,297
Revolving credit facility	239,000	235,000
Long term notes payable	—	930
Operating lease payable	61,985	—
Total liabilities	583,168	489,645
Noncontrolling interest — redeemable	15,060	14,596
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 60,000,000 shares authorized in 2019 and 2018; 35,816,333 and 35,636,414 shares issued in 2019 and 2018, respectively	358	356
Treasury stock — 5,044,230 and 4,958,721shares at cost, respectively	(56,951)	(49,374)
Additional paid-in capital	940,135	937,968
Retained earnings	446,831	427,975
Total LHC Group, Inc. stockholders’ equity	1,330,373	1,316,925
Noncontrolling interest — non-redeemable	85,256	107,549
Total equity	1,415,629	1,424,474
Total liabilities and equity	$2,013,857	$1,928,715
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net service revenue	$502,585	$291,054
Cost of service revenue	320,992	188,618
Gross margin	181,593	102,436
General and administrative expenses	145,221	92,031
Other intangible impairment charge	6,319	—
Operating income	30,053	10,405
Interest expense	(3,052)	(1,450)
Income before income taxes and noncontrolling interest	27,001	8,955
Income tax expense	3,600	977
Net income	23,401	7,978
Less net income attributable to noncontrolling interests	4,545	2,983
Net income attributable to LHC Group, Inc.’s common stockholders	$18,856	$4,995

Earnings per share:
Basic	$0.61	$0.28
Diluted	$0.60	$0.28
Weighted average shares outstanding:
Basic	30,837	17,790
Diluted	31,187	18,039

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

Three Months Ended March 31, 2019
	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2018	$356	35,636,414	$(49,374)	4,958,721	$937,968	$427,975	$107,549	$1,424,474
Net income (1)	—	—	—	—	—	18,856	1,686	20,542
Acquired noncontrolling interest	—	—	—	—	—	—	820	820
Noncontrolling interest distributions	—	—	—	—	—	—	(6,799)	(6,799)
NCI acquired, net of sales	—	—	—	—	—	—	(18,000)	(18,000)
Nonvested stock compensation	—	—	—	—	1,804	—	—	1,804
Restricted share grants	2	174,562	—	—	—	—	—	2
Treasury shares redeemed to pay income tax	—	—	(7,577)	85,509	(115)	—	—	(7,692)
Issuance of common stock under Employee Stock Purchase Plan	—	5,357	—	—	478	—	—	478
Balance as of March 31, 2019	$358	35,816,333	$(56,951)	5,044,230	$940,135	$446,831	$85,256	$1,415,629

Three Months Ended March 31, 2018
Balance as of December 31, 2017	$226	22,640,046	$(42,249)	4,890,504	$126,490	$364,401	$57,723	$506,591
Net income (1)	—	—	—	—	—	4,995	597	5,592
Acquired noncontrolling interest	—	—	—	—	—	—	1,235	1,235
Noncontrolling interest distributions	—	—	—	—	—	—	(615)	(615)
Sale of noncontrolling interest	—	—	—	—	(2,029)	—	5,583	3,554
Purchase of additional controlling interest	—	—	—	—	(44)	—	(12)	(56)
Nonvested stock compensation	—	—	—	—	1,601	—	—	1,601
Issuance of vested stock	2	165,567	—	—	(2)	—	—	—
Treasury shares redeemed to pay income tax	—	—	(3,467)	56,772	—	—	—	(3,467)
Issuance of common stock under Employee Stock Purchase Plan	—	5,534	—	—	332	—	—	332
Balance as of March 31, 2018	$228	22,811,147	$(45,716)	4,947,276	$126,348	$369,396	$64,511	$514,767

(1)
Net income excludes net income attributable to noncontrolling interest-redeemable of $2.9 million and $2.4 million during the three months ending March 31, 2019 and 2018, respectively. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$23,401	$7,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,202	3,293
Amortization of operating lease right of use asset	7,399	—
Stock-based compensation expense	1,804	1,601
Deferred income taxes	1,578	(1,926)
Gain (loss) on disposal of assets	56	(187)
Impairment of intangibles and other	6,319	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(16,284)	(7,111)
Prepaid expenses and other assets	470	3,881
Prepaid income taxes	1,883	2,458
Accounts payable and accrued expenses	471	24,859
Income taxes payable	184	—
Net amounts due to/from governmental entities	(55)	(1,011)
Net cash provided by operating activities	31,428	33,835
Investing activities:
Purchases of property, building and equipment	(2,801)	(2,551)
Cash payments for business combinations	(1,413)	(2,770)
Net cash used in investing activities	(4,214)	(5,321)
Financing activities:
Proceeds from line of credit	17,000	13,000
Payments on line of credit	(13,000)	(32,000)
Proceeds from employee stock purchase plan	478	332
Payments on debt	(7,650)	(64)
Noncontrolling interest distributions	(9,194)	(3,086)
Withholding taxes paid on stock-based compensation	(7,577)	(3,467)
Purchase of additional controlling interest	(18,000)	(55)
Exercise of options	(114)	—
Sale of noncontrolling interest	—	3,322
Net cash (used in) financing activities	(38,057)	(22,018)
Change in cash	(10,843)	6,496
Cash at beginning of period	49,363	2,849
Cash at end of period	$38,520	$9,345
Supplemental disclosures of cash flow information:
Interest paid	$2,855	$1,397
Income taxes paid	$318	$792
Non-cash operating activity: The Company recorded $91.2 million in operating lease right of use assets in exchange for lease obligations.
Non-cash investing activity: The Company accrued $4.6 million for capital expenditures primarily related to the home office expansion project during the three months ended March 31, 2019.
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
On April 1, 2018, the Company completed a "merger of equals" business combination (the "Merger") with Almost Family, Inc. ("Almost Family"). As a result, the financial results of the Company for the first quarter of 2019 includes the operating results of Almost Family, while the financial results of the Company for the first quarter of 2018 do not. See Note 3 to Condensed Consolidated Financial Statements.
As of March 31, 2019, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements operated 752 service locations in 35 states within the continental United States and the District of Columbia.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, and the related unaudited condensed consolidated statements of income for the three months ended March 31, 2019 and 2018, condensed consolidated statements of changes in equity for the three months ended March 31, 2019 and 2018, condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, and related notes (collectively, these financial statements are referred to as the "interim financial statements" and together with the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K"). The 2018 Form 10-K was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2019, and includes information and disclosures not included herein.
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
Critical Accounting Policies
The Company’s most critical accounting policies relate to revenue recognition.
Net Service Revenue

Net service revenue is reported at the amount that reflects the consideration the Company expects to receive in exchange for providing services. Receipts are from Medicare, Medicaid, and other commercial or managed care insurance programs for services rendered, are subject to adjustment based upon implicit price concessions for retroactive revenue adjustments by third-party payors, settlements of audits, and claims reviews. The estimated uncollectible amounts due from these payors are considered implicit price concessions that are a direct reduction to net service revenue. The Company assesses the patient's ability to pay for their healthcare services at the time of patient admission based on the Company's verification of the patient's insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare contributes to the net service revenue of the Company’s home health, hospice, facility-based, and healthcare innovations services. Medicaid and other payors contribute to the net service revenue of all of the Company's segments.
Performance obligations are determined based on the nature of the services provided by the Company. The majority of the Company's performance obligations are to provide services to patients based on medical necessity and the bundle of services to be provided to achieve the goals established in the contract, while the healthcare innovations segment's performance obligations are largely to provide care, assessments and management services under various customer contracts. Revenue for performance obligations that are satisfied over time is recognized based on actual charges incurred in relation to total expected charges over the measurement period of the performance obligation, which depicts the transfer of services and related benefits received by the patient and customers over the term of the contract to satisfy the obligations. The Company measures the satisfaction of the performance obligations as services are provided.
The Company's performance obligations relate to contracts with a duration of less than one year. Therefore, the Company has elected to apply the optional exemption provided by ASC 606 - Revenue Recognition, and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. Any unsatisfied or partially unsatisfied performance obligations at the end of a reporting period are generally completed prior to the patient being discharged.
The Company determines the transaction price for the majority of its performance obligations based on gross charges for services provided, reduced by contractual adjustments provided to third-party payors and implicit price concessions. The Company determines estimates of explicit price concessions, principally contractual adjustments based on established agreements with payors, and implicit price concessions based on historical collection experience. Estimates of explicit and implicit price concessions are periodically reviewed to ensure they encompass the Company's current contract terms, are reflective of the Company's current patient mix, and are indicative of the Company's historic collections to ensure net service revenue is recognized at the expected transaction price. As a result, revenue is recorded in amounts equal to expected cash receipts for services when rendered.
The following table sets forth the percentage of net service revenue earned by category of payor for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Home health:
Medicare	71.3%	71.2%
Medicaid	1.0	0.9
Managed Care, Commercial, and Other	27.7	27.9
	100.0%	100.0%
Hospice:
Medicare	92.4%	92.3%
Medicaid	0.3	0.6
Managed Care, Commercial, and Other	7.3	7.1
	100.0%	100.0%
Home and Community-Based Services:
Medicaid	25.1%	17.3%
Managed Care, Commercial, and Other	74.9	82.7
	100.0%	100.0%
Facility-Based Services:
Medicare	57.4%	64.0%
Managed Care, Commercial, and Other	42.6	36.0
	100.0%	100.0%
HCI:
Medicare	22.2%	—%
Medicaid	0.5	—
Managed Care, Commercial, and Other	77.3	—
	100.0%	—%
Medicare
The Company's home health, hospice, and facility-based segments recognize revenue under their respective Medicare programs, which are discussed in more detail below.
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
Final payments from Medicare will reflect base payment adjustments for case-mix and geographic wage differences and a 2% sequestration reduction. In addition, final payments may reflect one of four retroactive adjustments to the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required. The retroactive adjustments outlined above are recognized in net service revenue when the event causing the adjustment occurs and during the period in which the services are provided to the patient. The Company reviews these adjustments to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustments is subsequently resolved. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.
The Company's hospice services segment is reimbursed by Medicare under a per diem payment system based on the daily needs determined for patients' basis. The hospice segment receives one of four predetermined daily rates based upon the level of care the Company furnishes. Each level of care is contingent upon the patient's medical necessity and is a separate and distinct performance obligation, which depicts the transfer of services and related benefits received by the patient over the term of the contract to satisfy such obligations. The Company records net service revenue for hospice services based on the promulgated per diem rate over time as services are provided, in satisfaction of performance obligation.
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
The Company's facility-based services segment is reimbursed primarily by Medicare for services provided under the long-term acute care hospital ("LTACH") prospective payment system. Each patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount intended to reflect the average cost of treating a Medicare LTACH patient classified in that particular long-term care diagnosis-related group. For selected LTACH patients, the amount may be further adjusted based on length-of-stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted, among other factors. The Company calculates the adjustment based on a historical average of these types of adjustments for LTACH claims paid. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Net service revenue adjustments resulting from reviews and audits of Medicare cost report settlements are considered implicit price concessions for LTACHs and are measured at expected value. The Company reviews these estimates to ensure that it is probable that a significant reversal in the amount of LTACH services cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustments is subsequently resolved. Net service revenue for the Company’s LTACH services that are satisfied over time is recognized based on actual charges incurred in relation to total expected charges, which depicts the transfer of services and related benefits received by the customer over the service period to satisfy the obligations.
Non-Medicare Revenues
Each of the Company's segments recognize revenue from various non-Medicare payor sources. Revenue from these payor sources are derived from services provided under a per visit, per hour or per unit basis, per assessment or per member per month basis. Such fee for service revenues are calculated and recorded using payor-specific or patient-specific fee schedules based on the contracted rates in each underlying third party payor or services agreement or out of network rates, as applicable. Net service revenue is recognized as such services are provided and costs for delivery of such services are incurred.
Contingent Service Revenues
The Company’s Healthcare Innovations segment provides strategic health management services to Accountable Care Organizations (“ACOs”) that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  The HCI segment maintains service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any.  ACOs are legal entities that contract with Centers for Medicare and Medicaid Services ("CMS") to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for the individual, improving health for populations and lowering costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each calendar year. As of March 31, 2019, no net service revenue was recognized related to potential MSSP payments for savings generated for the program periods that will end December 31, 2018, if any, as it remains unclear as to if performance obligations have been met by any ACO served by the HCI segment.
Accounts Receivable

The Company reports accounts receivable net of estimates of variable consideration and implicit price concessions. Accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, Medicaid, other third-party payors, and to a lesser degree patients. The Company establishes allowances for explicit and implicit price concessions to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk associated with receivables from other payors is limited due to the significance of Medicare as the primary payor. The Company believes the credit risk associated with its Medicare accounts, which have historically exceeded 50% of its patient accounts receivable, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of accounts receivable.

The amount of the provision for implicit price concessions is based upon the Company's assessment of historical and expected net collections, business and economic conditions, and trends in government reimbursement. Uncollectible accounts are written off when the Company has determined that the account will not be collected.

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
The Company’s services to the Medicare population are paid at prospectively set amounts that can be determined at the time services are rendered. The Company’s Medicaid reimbursements are based on a predetermined fee schedule applied to each individual service it provides. The Company’s managed care contracts and other in or out of network payors provide for payments based upon a predetermined fee schedule or an episodic basis. The Company is able to calculate actual amounts to be received at the patient level and to adjust the gross charges down to the actual amount at the time of billing. This negates the need to record an estimated explicit price concessions when reporting net service revenue for each reporting period.
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
The following table sets forth shares used in the computation of basic and diluted per share information and, with respect to the data provided for the three months ended March 31, 2019 (amounts in thousands).

	Three Months Ended March 31,
	2019	2018
Weighted average number of shares outstanding for basic per share calculation	30,837	17,790
Effect of dilutive potential shares:
Nonvested stock	350	249
Adjusted weighted average shares for diluted per share calculation	31,187	18,039
Anti-dilutive shares	141	170

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02"), as modified by ASUs 2018-01, 2018-10, 2018-11 and 2018-20 (collectively, ASU 2016-02), which requires lessees to recognize leases with terms exceeding 12 months on the Company's Consolidated Balance Sheet. Qualifying leases were classified as finance or operating right-of-use ("ROU") assets and lease liabilities. The new standard was effective for the Company on January 1, 2019. ASU 2016-02 provides a number of optional practical expedients in transition and the Company (a) elected the 'package of practical expedients', which permitted the Company not to reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs, (b) elected all the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company, and (c) elected all the new standard's available transition practical expedients.
Adoption of this standard increased total assets and total liabilities by $84.8 million, primarily for the Company's operating leased office space for locations in each segment. The adoption did not change the Company's leasing activities. ASU 2016-02 also provides practical expedients for an entity's ongoing accounting. The Company elected the short-term recognition exemption for certain medical devices and storage space leases that qualify, which means it will not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases of these assets in transition. See Note 9 of the Notes to Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
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
3. Acquisitions and Joint Venture Activities

The Merger
On April 1, 2018, the Company completed the Merger with Almost Family. At the effective time of the Merger on April 1, 2018, each outstanding share of common stock of Almost Family, other than certain canceled shares, was converted into the right to receive 0.9150 shares of the Company’s common stock and cash in lieu of any fractional shares of any Company common stock that Almost Family shareholders would otherwise have been entitled to receive. As a result, the Company issued approximately 12.8 million shares of its common stock to former stockholders of Almost Family, while also converting outstanding employee share awards, which resulted in total merger consideration of approximately $795.4 million.
The Company was determined to be the accounting acquirer in the Merger. The Company's final valuation analysis of identifiable assets and liabilities assumed for the Merger in accordance with the requirements of ASC Topic 805, Business Combinations, are presented in the table below (amounts in thousands):

Merger consideration
Stock	$795,412
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	16,547
Patient accounts receivable	89,635
Prepaid income taxes	47
Prepaid expenses and other current assets	11,490
Property and equipment	11,144
Trade names	76,090
Certificates of needs/licenses	76,505
Customer relationships	13,970
Assets held for sale	2,500
Deferred income taxes	4,821
Accounts payable	(43,027)
Accrued other liabilities	(57,243)
Seller notes payable	(12,145)
NCI - Redeemable	(8,034)
Long term income taxes payable	(3,786)
Line of credit	(106,800)
NCI - Nonredeemable	(36,609)
Other assets and (liabilities), net	(178)
Total identifiable assets and liabilities	34,927
Goodwill	$760,485
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

The other identifiable assets include customer relationships that are amortized over 20.0 years. Customer relationships were valued using the multi-period excess earnings method. Noncontrolling interest is valued at fair value.
Acquisitions
The Company acquired the majority-ownership of three home health agencies during the three months ended March 31, 2019. The total aggregate purchase price for these transactions was $1.7 million, of which $1.4 million was paid in cash. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows. Substantially all of the preliminary allocation of the purchase price for the acquisitions were allocated to goodwill of $1.8 million, of which $0.5 million relates to noncontrolling interest goodwill, indefinite lived intangibles-trade names of $0.3 million, and Certificates of need/licenses of $0.5 million. Acquired noncontrolling interest was $0.8 million.

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

Joint Venture Activities

During the three months ended March 31, 2019, the Company acquired the minority ownership interests associated with certain agencies previously operated within one of its equity joint ventures, whereby such agencies became wholly-owned subsidiaries of the Company. The total consideration for the purchase of such ownership interests was $18.0 million, which was paid in cash. The transaction was accounted for as an equity transaction.
4. Goodwill and Intangibles
The changes in recorded goodwill by reporting unit for the three months ended March 31, 2019 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Home and community-based services reporting unit	Facility-based reporting unit	HCI reporting unit	Total
Balance as of December 31, 2018	$822,602	$118,583	$165,583	$14,194	$40,755	$1,161,717
Acquisitions	1,278	—	—	—	—	1,278
Noncontrolling interests	532	—	—	—	—	532
Adjustments and disposals............................................	856	14	495	—	107	1,472
Balance as of March 31, 2019	$825,268	$118,597	$166,078	$14,194	$40,862	$1,164,999
The allocation of goodwill from acquisitions purchased during the three months ended March 31, 2019 for each reporting unit is preliminary and subject to change once the valuation analysis required by ASC 805, Business Combinations is finalized.
In assigning fair value acquired in acquisitions as required by ASC 805, Business Combinations, the Company had assigned fair value to Certificates of need or license moratoria, as applicable, in certain states. During the first quarter of 2019, the Company recorded $6.0 million of moratoria fair value impairment as a result of the Centers for Medicare and Medicaid Services (“CMS”) action to remove all federal moratoria with regard to Medicare provider enrollment. Additionally, the Company recorded $0.3 million of disposals of intangible assets, which consist of licenses and Certificates of needs, due to the closure of underperforming locations. The disposal and impairment were classified in impairment of intangibles and other on the Company's consolidated statements of income.
The following tables summarize the changes in intangible assets during the three months ended March 31, 2019 and December 31, 2018 (amounts in thousands):

	2019	2018
Indefinite-lived intangible assets:
Trade Names	$156,401	$156,049
Certificates of Need/Licenses	122,915	128,577
Net Total	279,316	284,626

Definite-lived intangible assets:
Trade Names
Gross carrying amount	10,127	10,127
Accumulated amortization	(8,984)	(8,817)
Net total	1,143	1,310
Non-compete agreements
Gross carrying amount	6,238	5,980
Accumulated amortization	(5,790)	(5,729)
Net total	448	251
Customer relationships
Gross carrying amount	11,822	11,822
Accumulated amortization	(775)	(630)
Net total	11,047	11,192
Total definite-lived intangible assets
Gross carrying amount	28,187	27,929
Accumulated amortization	(15,549)	(15,176)
Net total	12,638	12,753

Total intangible assets:
Gross carrying amount	307,503	312,555
Accumulated amortization	(15,549)	(15,176)
Net total	$291,954	$297,379

Remaining useful lives for trade names, customer relationships, and non-compete agreements were 8.6, 19.0 and 2.8 years, respectively, at March 31, 2019. Similar periods at December 31, 2018 were 8.8, 19.3, and 2.8 years for trade names, customer relationships, and non-compete agreements, respectively.

Intangible assets (net of accumulated amortization) in the amount of $233.4 million were related to the home health services segment, $32.3 million were related to the hospice services segment, $10.3 million were related to the home and community-based services segment, $4.1 million were related to the facility-based services segment, and $11.8 million were related to the HCI services segment as of March 31, 2019. Amortization expense was recorded in general and administrative expenses.
5. Debt
Credit Facility
On March 30, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A., which was effective on April 2, 2018 (the "Credit Agreement"). The Credit Agreement provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $500.0 million, which includes an additional $200.0 million accordion expansion feature, and a letter of credit sub-limit equal to $50.0 million. The expiration date of the Credit Agreement is March 30, 2023. The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its wholly-owned subsidiaries (subject to customary exclusions), which assets include the Company’s equity ownership of its wholly-owned subsidiaries and its equity ownership in joint venture entities. The Company’s wholly-owned subsidiaries also guarantee the obligations of the Company under the Credit Agreement.

Revolving loans under the Credit Agreement bear interest at, as selected by the Company, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5% (2) the Prime Rate in effect on such day and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum, with pricing varying based on the Company's quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon the Company’s quarterly consolidated Leverage Ratio. The Base Rate as of March 31, 2019 was 6.25% and the LIBOR rate was 4.25%. As of March 31, 2019, the effective interest rate on outstanding borrowings under the New Credit Agreement was 4.25%.
As of March 31, 2019, the Company had $239.0 million drawn, letters of credit issued in the amount of $22.3 million, and $238.7 million of remaining borrowing capacity available under the New Credit Agreement. At December 31, 2018, the Company had $235.0 million drawn and letters of credit issued in the amount of $30.4 million under the Credit Facility.
Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with its debt covenants under the Credit Agreement at March 31, 2019.
6. Stockholder’s Equity
Equity Based Awards
The 2018 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The total number of shares of the Company's common stock originally reserved were 2,210,544 shares of our common stock and a total of 2,047,244 shares are currently available for issuance. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company’s common stock as of the date of grant.
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
Share Based Compensation
Nonvested Stock
During the three months ended March 31, 2019, the Company granted 10,800 and 3,600 nonvested shares of common stock to independent directors and members of the Transitional Advisory Council, respectively under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares vest 100% on the one year anniversary date. During the three months ended March 31, 2019, one new director was granted 3,500 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, which shares vest 33% at the grant date, then 33% on each of the first two anniversaries of the grant date.
During the three months ended March 31, 2019, employees were granted 128,930 nonvested shares of common stock pursuant to the 2018 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the three months ended March 31, 2019 was $67.16.
The following table represents the share grants activity for the three months ended March 31, 2019:

	Restricted stock		Options
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Share grants outstanding as of December 31, 2018	574,285	$49.68	161,807	$38.08
Granted	146,830	$108.93	—	$—
Vested or exercised	(174,562)	$42.29	(44,387)	$34.87
Share grants outstanding as of March 31, 2019	546,553	$67.16	117,420	$39.73
As of March 31, 2019, there was $29.6 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.39 years. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods if actual forfeitures differ. The Company recorded $1.8 million and $1.6 million of compensation expense related to nonvested stock grants for each of the three months ended March 31, 2019 and 2018, respectively.
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
The table below details the shares of common stock issued during 2019:

	Number of shares	Per share price
Shares available as of December 31, 2018	152,344
Shares issued during the three months ended March 31, 2019	5,357	$89.19
Shares available as of March 31, 2019	146,987
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock or the exercise of stock options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the three months ended March 31, 2019, the Company redeemed 59,967 shares of common stock valued at $6.6 million, related to share vesting tax obligations. In addition, the Company redeemed 24,044 shares of common stock valued at $0.9 million, related to the exercise of options. Such shares are held as treasury stock and are available for reissuance by the Company.
Additionally, shares were submitted by employees in lieu of exercise price that would have otherwise been due on exercise of stock options, which shares are held in treasury stock and are available for reissuance by the Company.
7. Commitments and Contingencies
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
In addition to the Rosenblatt Action, two additional complaints were filed against Almost Family in the United States District Court for the District of Delaware (the "Delaware Actions") alleging similar violations as the Rosenblatt Action. These Delaware Actions also sought, among other things, to enjoin both the vote of the Almost Family stockholders with respect to the Merger and the closing of the Merger, monetary damages, and an award of attorneys’ fees and costs from Almost Family.
On February 22, 2018, plaintiffs in the Delaware Actions moved for a preliminary injunction to enjoin the merger of Almost Family and Merger Sub. Then, on March 2, 2018, the Delaware Actions were transferred to the United States District Court for the Western District of Kentucky. Shortly thereafter, on March 12, 2018, Almost Family, the Company, and Merger Sub opposed the plaintiffs’ motion for a preliminary injunction, and the court heard oral argument on the plaintiffs’ motion for a preliminary injunction on March 19, 2018. On March 22, 2018, the court denied plaintiffs’ motion for preliminary injunction.
The next day, on March 23, 2018, one of the plaintiffs in the Delaware Actions moved to consolidate the Delaware Actions with the Rosenblatt Action and for the appointment of a lead plaintiff. On December 19, 2018, the Court granted the motion to consolidate, appointed Leonard Stein, a purported Almost Family shareholder, as the Lead Plaintiff, and approved Stein's selection of Lead Counsel.
On February 1, 2019, Lead Plaintiff filed his Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint asserts claims against Almost Family, the Company and Almost Family's board of directors for violations of Section 14(a) of the 1934 Act in connection with the dissemination of the Company's and Almost Family's Proxy Statement concerning the Merger, and asserts breach of fiduciary duty claims and claims for violations of Section 20(a) of the 1934 Act against Almost Family's former board of directors. The Consolidated Complaint seeks, among other things, monetary damages and an award of attorneys' fees and costs.
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
8. Noncontrolling interests
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
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of March 31, 2019, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
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
The carrying amount of each redeemable equity instrument presented in temporary equity for the three months ended March 31, 2019 is not less than the initial amount reported for each instrument. The following table summarizes the activity of noncontrolling interest-redeemable for the three months ended March 31, 2019 (amounts in thousands):

Balance as of December 31, 2018	$14,596
Net income attributable to noncontrolling interest-redeemable	2,859
Noncontrolling interest-redeemable distributions	(2,395)
Balance as of March 31, 2019	$15,060

9. Leases

The Company adopted ASU 2016-02 on January 1, 2019, which resulted in the recognition of a right to use asset and liability for certain operating leases on the Company's Consolidated Balance Sheets in 2019. The Company determines if a contract contains a lease at inception and recognizes operating lease right of use assets and operating lease liabilities based on the present value of the future minimum lease payments at the lease commencement date. The Company's leases do not provide implicit rates. Therefore, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. Lease expense is recognized on a straight-line basis over the lease term.

The Company's operating lease obligations relate to office leases, which have remaining lease terms of one to nine years. Some lease obligations include options to extend the leases based on individual lease agreements and may include options to terminate the leases within one year. The Company elected the 'package of practical expedient', which permitted the Company to not recognize the operating lease right of use assets or liabilities for short term leases, which are those leases with a term of twelve months or less at the lease commencement date. Expenses associated with lease expense was $12.4 million for the three months ended March 31, 2019.

Information related to the Company's operating lease right of use assets and related lease liabilities for the office leases were as follows (amounts in thousands):

Three months ended March 31, 2019
Cash paid for operating lease liabilities	$6,775
Right-of-use assets obtained in exchange for new operating lease liabilities	$91,174
Weighted-average remaining lease term	4.63
Weighted-average discount rate	4.75%

Maturities of operating lease liabilities as of March 31, 2019 were as follows (amounts in thousands):

Year ending December 31,
2019 (remaining)	$24,871
2020	23,041
2021	17,174
2022	10,334
2023 (and thereafter)	17,056
Total future minimum lease payments	92,476
Less imputed interest	(6,037)
Total	$86,439

10. Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the three months ended March 31, 2019, the carrying value of the Company’s long-term debt approximates fair value, as the interest rates approximate current rates.
11. Segment Information
The Company's reporting segments include (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services and (5) healthcare innovations (“HCI”).  Reportable segments have been identified based upon how management has organized the business by services provided to customers and how the chief operating decision maker manages the business and allocates resources, consistent with the criteria in ASC 280, Segment Reporting.
The home health segment provides skilled medical services in patients’ homes largely to enable recipients to reduce or avoid periods of hospitalization and/or nursing home care.  During the three months ended March 31, 2019, 71.3% of the home health services segment revenues were generated from the Medicare program, while the balance is generated from Medicaid and private insurance programs.
The hospice segment services are largely provided in patients’ homes and generally require specialized hospice nursing skills.  Hospice services segment revenues are generated on a per diem basis and are primarily from Medicare, which accounted for 92.4% of hospice services segment revenues during the three months ended March 31, 2019.
The home and community-based segment provides traditional home and community-based services (generally provided by paraprofessional staff such as home health aides), which are generally of a custodial rather than skilled nature.  Home and community-based services segment revenues are generated on a shift or hourly basis and are primarily from Managed Care, Commercial, and Other payor sources, which accounted for 74.9% of home and community-based services segment revenues during the three months ended March 31, 2019.
The facility-based segment services includes services primarily provided through LTACHs. The facility-based services segment is reimbursed primarily by Medicare under the LTACH prospective payment system, which accounted for 57.4% of facility-based services segment revenue during the three months ended March 31, 2019.
The HCI segment combines reporting on the Company’s developmental activities outside its other business segments.  The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office. These activities are intended to ultimately, whether directly or indirectly, to benefit the Company’s patients and payors through the enhanced provision of services in the Company’s other segments.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements.
The following tables summarize the Company’s segment information for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31, 2019
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$363,035	$51,736	$51,785	$27,701	$8,328	$502,585
Cost of service revenue	226,123	33,176	39,855	17,732	4,106	320,992
General and administrative expenses	104,839	14,853	10,982	9,177	5,370	145,221
Other intangible impairment charge	6,318	1	—	—	—	6,319
Operating income (loss)	25,755	3,706	948	792	(1,148)	30,053
Interest expense	(2,138)	(343)	(301)	(180)	(90)	(3,052)
Income (loss) before income taxes and noncontrolling interest	23,617	3,363	647	612	(1,238)	27,001
Income tax expense (benefit)	3,208	446	151	5	(210)	3,600
Net income (loss)	20,409	2,917	496	607	(1,028)	23,401
Less net income (loss) attributable to noncontrolling interests	3,780	601	(310)	481	(7)	4,545
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$16,629	$2,316	$806	$126	$(1,021)	$18,856
Total assets	$1,421,000	$220,347	$226,991	$79,257	$66,262	$2,013,857

	Three Months Ended March 31, 2018
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$204,187	$42,626	$14,091	$30,150	$—	$291,054
Cost of service revenue	130,161	28,018	10,790	19,649	—	188,618
General and administrative expenses	66,289	13,298	3,298	9,146	—	92,031
Operating income	7,737	1,310	3	1,355	—	10,405
Interest expense	(1,088)	(218)	(72)	(72)	—	(1,450)
Income (loss) before income taxes and noncontrolling interest	6,649	1,092	(69)	1,283	—	8,955
Income tax expense	722	111	(15)	159	—	977
Net income (loss)	5,927	981	(54)	1,124	—	7,978
Less net income attributable to noncontrolling interests	2,236	417	21	309	—	2,983
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$3,691	$564	$(75)	$815	$—	$4,995
Total assets	$530,197	$157,338	$47,819	$69,969	$—	$805,323

12. Income Taxes

The effective tax rate for the three months ended March 31, 2019 and 2018 benefited from $2.4 million and $0.7 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company’s unrecognized tax benefits would affect the tax rate, if recognized.  The Company includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the Company's Consolidated Balance Sheets.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. The amount recognized as of March 31, 2019 was $4.5 million.

13. Subsequent Event

On April 1, 2019, the Company entered into a joint venture with Geisinger Home Health and Hospice ("Geisinger"), whereby the Company acquired a majority interest in Geisinger’s home health and hospice providers located in Danville and Bloomsburg, Pennsylvania, and Geisinger acquired a minority interest in the Company’s home health providers located in Harrisburg and Hazel Township, Pennsylvania.   Through this joint venture, the Company is scheduled to also acquire a majority interest in Geisinger's home health and hospice providers located in Egg Harbor Township, New Jersey on June 1, 2019, subject to customary closing conditions.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after March 31, 2019;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any regulatory changes or anticipated regulatory changes;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in future interpretations of fraud, anti-kickback, or other laws.
The forward-looking statements included in this report reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in our other filings with the SEC, including our 2018 Form 10-K, as updated by our subsequent filings with the SEC. This report should be read in conjunction with the 2018 Form 10-K, and all of our other filings made with the SEC through the date of this report, including quarterly reports on Form 10-Q and current reports on Form 8-K.
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
OVERVIEW
General
We provide quality, cost-effective post-acute health care services to our patients. As of March 31, 2019, we have 752 service providers in 35 states within the continental United States and the District of Columbia. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services primarily offered through our long-term acute care hospitals (“LTACHs”) and (5) healthcare innovations services ("HCI"). We intend to increase the number of service providers within each of our segments that we operate through continued acquisitions, joint ventures, and organic development.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of March 31, 2019, we operated 540 home health services locations, of which 301 are wholly-owned, 230 are majority-owned through equity joint ventures, three are under license lease arrangements, and the operations of the remaining six locations are only managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of March 31, 2019, we operated 103 hospice locations, of which 56 are wholly-owned, 45 are majority-owned through equity joint ventures, and two are under license lease arrangements.

Through our home and community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of March 31, 2019, we operated 80 home and community-based services locations, of which 70 are wholly-owned and ten are majority-owned through equity joint ventures.
We provide facility-based services principally through our LTACHs. As of March 31, 2019, we operated 11 LTACHs with 12 locations, all but two of which are located within host hospitals. We also operate two pharmacies, a family health center, a rural health clinic, and one therapy clinic. Of these facility-based services locations, eight are wholly-owned, and nine are majority-owned through equity joint ventures.
Our HCI segment reports on our developmental activities outside its other business segments.  The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have 12 HCI locations, of which 11 are wholly-owned and one is majority-owned through an equity joint venture.
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of March 31, 2019, the Joint Commission had accredited 479 of our 540 home health services locations and 88 of our 103 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
Reporting segment	2019	2018
Home health services	72.2%	70.2%
Hospice services	10.3	14.6
Home and community-based services	10.3	4.8
Facility-based services	5.5	10.4
Healthcare innovations services	1.7	—
	100.0%	100.0%

Recent Developments
The reader is encouraged to review our detailed discussion of health care legislation and Medicare regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussions in Part I, Item 1, “Business; Government Regulation” and in Part I, Item 1A, “Risk Factors” in our 2018 Form 10-K.
Hospice
On April 19, 2019, CMS issued a proposed rule, which would update the hospice wage index, payment rates, and cap amount for fiscal year 2020. CMS is proposing a net 2.7% market basket update, which is calculated from the proposed 2020 hospital market basket update of 3.2%, reduced by multifactor productivity adjustment as mandated by the Affordable Care Act, currently estimated to be 0.5 percentage points. CMS is also proposing to adjust payments for Continuous Home Care, Inpatient Respite Care, and General Inpatient Care to approximate costs in a budget neutral manner, which will result in a 2.7% decrease in rates for Routine Home Care.

Facility-Based
On April 23, 2019, CMS issued a proposed rule for the fiscal year 2020 Long-Term Care Hospital Prospective Payment System ("LTACH-PPS"). Overall, CMS expects LTACH-PPS payments to increase by approximately 0.9%, which reflects the continued statutory implementation of the revised LTACH-PPS payments. LTACH-PPS payments for fiscal year 2020 for discharges paid using the standard LTACH payment rate are expected to increase by 2.3% after accounting for the proposed annual standard Federal rate update for fiscal year 2020 of 2.7%, and an estimated decrease in outlier payments and other factors.
LTACH-PPS payments for cases continuing to transition to the site neutral payment rates are expected to decrease by approximately 4.9%. This accounts for the LTACH site neutral payment rate cases that will no longer be paid a blended payment rate as the rolling statutory transition period ends for LTACH discharges occurring in cost reporting periods beginning in fiscal year 2020.
Seasonality
Our home health segment, hospice segment, and LTACHs normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal population fluctuations. Further, our third quarter falls within the "hurricane season" including the peak months of August and September, which could have an adverse effect on our agencies located in the Gulf South and along the Atlantic Coast. Our operations may thus be subject to periods of unexpected disruption, which may lower volumes and increase costs.
RESULTS OF OPERATIONS
Three months ended March 31, 2019 compared to three months ended March 31, 2018
Consolidated financial statements
The following table summarizes our consolidated results of operations for the three months ended March 31, 2019 and 2018 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2019			2018			Increase (Decrease)
Net service revenue	$502,585			$291,054			$211,531
Cost of service revenue	320,992	63.9%		188,618	64.8%		132,374
General and administrative expenses	145,221	28.9		92,031	31.6		53,190
Other intangible impairment charge	6,319			—			6,319
Interest expense	(3,052)			(1,450)			1,602
Income tax expense	3,600	26.7	(1)	977	28.3	(1)	2,623
Net income attributable to noncontrolling interests	4,545			2,983			1,562
Net income attributable to LHC Group, Inc.’s common stockholders	$18,856			$4,995			$13,861

(1)
Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized during the three months ended March 31, 2019 and 2018, of $2.4 million and $0.7 million, respectively.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended March 31, 2019 and the related change from the same period in 2018 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; net service revenue excludes implicit price concessions):

	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$219,732	$—	$219,732	7.0%	$148,376	$368,108	77.4%
Revenue Medicare	$147,072	$—	$147,072	1.7	$112,222	$259,294	77.3
Admissions	55,603	—	55,603	5.7	38,071	93,674	76.3
Medicare Admissions	32,705	—	32,705	0.2	24,751	57,456	74.0
Average Census	46,218	—	46,218	3.6	29,457	75,675	67.6
Average Medicare Census	29,433	—	29,433	(1.8)	19,978	49,411	62.7
Home Health Episodes	53,105	—	53,105	(0.7)	37,866	90,971	67.5
Hospice services
Revenue	$43,005	$—	$43,005	6.2	$9,842	$52,847	21.9
Revenue Medicare	$39,882	$—	$39,882	5.3	$8,394	$48,276	21.8
Admissions	3,887	—	3,887	6.2	700	4,587	13.1
Medicare Admissions	3,469	—	3,469	7.0	620	4,089	15.2
Average Census	3,264	—	3,264	6.9	488	3,752	19.3
Average Medicare Census	2,996	—	2,996	5.8	451	3,447	18.4
Patient days	293,436	—	293,436	6.8	44,213	337,649	19.3
Home and community-based services
Revenue	$14,227	$—	$14,227	(0.6)	$39,006	$53,233	272.1
Billable hours	550,948	—	550,948	15.1	1,720,946	2,271,894	374.5
Facility-based services
LTACHs
Revenue	$25,267	$—	$25,267	(6.5)	$—	$25,267	(10.2)
Patient days	19,636	—	19,636	(9.3)	—	19,636	(13.0)
Other facility-based services
Revenue	$3,065	$—	$3,065	16.9	$—	$3,065	16.9
HCI
Revenue	$88	$—	$88	52.0	$8,329	$8,417	100.0
Consolidated
Revenue	$305,384	$—	$305,384	16.9	$205,553	$510,937	74.2

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)	Acquired — purchased location that has been in service with us for 12 months or less, including all legacy Almost Family locations for the period after April 1, 2018.
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
Revenue and patient days decreased in our LTACHs during the three months ended March 31, 2019 due to the closures of two LTACHs during the latter part of 2018.
The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concession, to net service revenue recognized for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
	2019	% of Net Service Revenue	2018	% of Net Service Revenue
Revenue	$510,937		$295,980
Less: Implicit price concession	8,352	1.6%	4,926	1.7%
Net service revenue	$502,585		$291,054
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2019		2018
Home health services
Salaries, wages and benefits	$207,160	57.1%	$118,667	58.1%
Transportation	10,603	2.9	6,506	3.2
Supplies and services	8,360	2.3	4,988	2.4
Total	$226,123	62.3%	$130,161	63.7%
Hospice services
Salaries, wages and benefits	$23,998	46.4%	$20,489	48.1%
Transportation	1,762	3.4	1,624	3.8
Supplies and services	7,416	14.3	5,905	13.9
Total	$33,176	64.1%	$28,018	65.8%
Home and community-based services
Salaries, wages and benefits	$39,094	75.5%	$10,647	75.6%
Transportation	536	1.0	90	0.6
Supplies and services	225	0.4	53	0.4
Total	$39,855	77.0%	$10,790	76.6%
Facility-based services
Salaries, wages and benefits	$12,180	44.0%	$13,656	45.3%
Transportation	63	0.2	79	0.3
Supplies and services	5,489	19.8	5,914	19.6
Total	$17,732	63.9%	$19,649	65.2%
HCI
Salaries, wages and benefits	$3,745	45.0%	$—	—%
Transportation	134	1.6	—	—
Supplies and services	227	2.7	—	—
Total	$4,106	49.3%	—	—%
Consolidated
Total	$320,992	63.9%	$188,618	64.8%
Consolidated cost of service revenue for the three months ended March 31, 2019 was $321.0 million or 63.9% of net service revenue, compared to $188.6 million, or 64.8% of net service revenue, for the same period in 2018. Substantially all of the change in consolidated cost of service revenue was a result of the Merger and other acquisitions purchased during the latter part of 2018 and the first quarter of 2019.

General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2019		2018
Home health services
General and administrative	$102,436	28.2%	$64,142	31.4%
Depreciation and amortization	2,403	0.7	2,147	1.1
Total	$104,839	28.9%	$66,289	32.5%
Hospice services
General and administrative	$14,427	27.9%	$12,800	30.0%
Depreciation and amortization	426	0.8	498	1.2
Total	$14,853	28.7%	$13,298	31.2%
Home and community-based services
General and administrative	$10,672	20.6%	$3,187	22.6%
Depreciation and amortization	310	0.6	111	0.8
Total	$10,982	21.2%	$3,298	23.4%
Facility-based services
General and administrative	$8,420	30.4%	$8,609	28.6%
Depreciation and amortization	757	2.7	537	1.8
Total	$9,177	33.1%	$9,146	30.4%
HCI
General and administrative	$5,064	60.8%	$—	—%
Depreciation and amortization	306	3.7	—	—
Total	$5,370	64.5%	$—	—%
Consolidated
Total	$145,221	28.9%	$92,031	31.6%
Consolidated general and administrative expenses for the three months ended March 31, 2019 were $145.2 million, or 28.9% of net service revenue, compared to $92.0 million, or 31.6% of net service revenue, for the same period in 2018. Substantially all of the change in consolidated general and administrative expenses was a result of the Merger and other acquisitions purchased during the latter part of 2018 and first quarter of 2019.
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
The following table summarizes changes in cash (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$31,428	$33,835
Investing activities	(4,214)	(5,321)
Financing activities	(38,057)	(22,018)

Cash used in financing activities changed primarily due to the payment of $18.0 million for the purchase of additional ownership interests in one of our equity joint venture subsidiaries.
Indebtedness
On March 30, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., which was effective on April 2, 2018 (the "Credit Agreement"). The Credit Agreement provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $500.0 million, which includes an additional $200.0 million accordion expansion feature, and a letter of credit sub-limit equal to $50.0 million. The expiration date of the Credit Agreement is March 30, 2023. Our obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its wholly-owned subsidiaries, which assets include the Company’s equity ownership of its wholly-owned subsidiaries and its equity ownership in joint venture entities. Our wholly-owned subsidiaries also guarantee the obligations of the Company under the Credit Agreement.
Revolving loans under the Credit Agreement bear interest at, as selected by us, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day, and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at the same time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon our consolidated Leverage Ratio, as defined in the Credit Agreement. The effective interest rates on our borrowings under the Credit Agreement were 4.25% as of March 31, 2019.
At December 31, 2018, we had $235.0 million drawn and letters of credit outstanding in the amount of $30.4 million under our Prior Credit Facility. As of March 31, 2019, we had $239.0 million drawn and letters of credit outstanding in the amount of $22.3 million under the Credit Agreement, and had approximately $238.7 million of remaining borrowing capacity available under the Credit Agreement.
Under the Credit Agreement with JPMorgan Chase Bank, N.A., a letter of credit fee shall be equal to the applicable Eurodollar rate on the average daily amount of the letter of credit exposure. The agent’s standard up-front fee and other customary administrative charges will also be due upon issuance of the letter of credit along with a renewal fee on each anniversary date of such issuance while the letter of credit is outstanding. Borrowings accrue interest under the Credit Agreement at either the Base Rate or the Eurodollar rate, and are subject to the applicable margins set forth below:

Leverage Ratio	Eurodollar Margin	Base Rate Margin	Commitment Fee Rate
≤1.00:1.00	1.50%	0.50%	0.200%
>1.00:1.00 ≤ 2.00:1.00	1.75%	0.75%	0.250%
>2.00:1.00 ≤ 3.00:1.00	2.00%	1.00%	0.300%
>3.00:1.00	2.25%	1.25%	0.350%
Our Credit Agreement contains customary affirmative, negative and financial covenants, which are subject to customary carve-outs, thresholds, and materiality qualifiers. The Credit Facility allows us to make certain restricted payments within certain parameters provided we maintain compliance with those financial ratios and covenants after giving effect to such restricted payments or, in the case of repurchasing shares of its stock, so long as such repurchases are within certain specified baskets.
Our Credit Agreement also contains customary events of default, which are subject to customary carve-outs, thresholds, and materiality qualifiers. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.
At March 31, 2019, we were in compliance with all debt covenants.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $0.6 million for the three months ended March 31, 2019.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of March 31, 2019.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarterly period ended March 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
For a discussion of legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS.
Important risk factors that could affect the Company’s operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A., “Risk Factors” of our 2018 Form 10-K.
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

***This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LHC GROUP, INC.

Date: May 9, 2019	/s/ Joshua L. Proffitt
Joshua L. Proffitt
Executive Vice President and Chief Financial Officer (Principal financial officer)