Form 10-Q
period 2019-06-30
LHC Group, Inc
filed 2019-08-08
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33989
LHC Group, Inc
(Exact name of registrant as specified in its charter)

Delaware	71-0918189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
901 Hugh Wallis Road South
Lafayette, LA 70508
(Address of principal executive offices including zip code)
(337) 233-1307
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.01	LHCG	NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of August 6, 2019: 31,508,180 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$26,737	$49,363
Receivables:
Patient accounts receivable	272,941	252,592
Other receivables	6,153	6,658
Amounts due from governmental entities	1,018	830
Total receivables	280,112	260,080
Prepaid income taxes	4,511	11,788
Prepaid expenses	25,134	24,775
Other current assets	21,310	20,899
Total current assets	357,804	366,905
Property, building and equipment, net of accumulated depreciation of $62,354 and $55,253, respectively	80,088	79,563
Goodwill	1,188,227	1,161,717
Intangible assets, net of accumulated amortization of $15,854 and $15,176, respectively	296,716	297,379
Assets held for sale	2,500	2,850
Operating lease right of use asset	84,638	—
Other assets	19,882	20,301
Total assets	$2,029,855	$1,928,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$79,038	$77,135
Salaries, wages, and benefits payable	81,645	84,254
Self-insurance reserves	32,570	32,776
Current operating lease liabilities	26,453	—
Current portion of long-term debt	—	7,773
Amounts due to governmental entities	5,065	4,174
Total current liabilities	224,771	206,112
Deferred income taxes	46,919	43,306
Income taxes payable	4,671	4,297
Revolving credit facility	230,000	235,000
Long term notes payable	—	930
Operating lease payable	59,980	—
Total liabilities	566,341	489,645
Noncontrolling interest — redeemable	15,467	14,596
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 60,000,000 shares authorized in 2019 and 2018; 35,837,779 and 35,636,414 shares issued in 2019 and 2018, respectively	358	356
Treasury stock — 5,052,927 and 4,958,721 shares at cost, respectively	(57,893)	(49,374)
Additional paid-in capital	941,923	937,968
Retained earnings	471,831	427,975
Total LHC Group, Inc. stockholders’ equity	1,356,219	1,316,925
Noncontrolling interest — non-redeemable	91,828	107,549
Total equity	1,448,047	1,424,474
Total liabilities and equity	$2,029,855	$1,928,715
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net service revenue	$517,842	$502,024	$1,020,427	$793,078
Cost of service revenue	325,860	321,004	646,852	509,622
Gross margin	191,982	181,020	373,575	283,456
General and administrative expenses	148,584	149,214	293,805	241,245
Other intangible impairment charge	1,018	778	7,337	778
Operating income	42,380	31,028	72,433	41,433
Interest expense	(2,885)	(3,202)	(5,937)	(4,652)
Income before income taxes and noncontrolling interest	39,495	27,826	66,496	36,781
Income tax expense	9,557	7,170	13,157	8,147
Net income	29,938	20,656	53,339	28,634
Less net income attributable to noncontrolling interests	4,938	3,859	9,483	6,842
Net income attributable to LHC Group, Inc.’s common stockholders	$25,000	$16,797	$43,856	$21,792

Earnings per share:
Basic	$0.81	$0.55	$1.42	$0.90
Diluted	$0.80	$0.55	$1.41	$0.89
Weighted average shares outstanding:
Basic	30,960	30,498	30,899	24,179
Diluted	31,201	30,742	31,188	24,403

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2018	$356	35,636,414	$(49,374)	4,958,721	$937,968	$427,975	$107,549	$1,424,474
Net income (1)	—	—	—	—	—	18,856	1,686	20,542
Acquired noncontrolling interest	—	—	—	—	—	—	820	820
Noncontrolling interest distributions	—	—	—	—	—	—	(6,799)	(6,799)
NCI acquired, net of sales	—	—	—	—	—	—	(18,000)	(18,000)
Nonvested stock compensation	—	—	—	—	1,804	—	—	1,804
Restricted share grants	2	174,562	—	—	—	—	—	2
Treasury shares redeemed to pay income tax	—	—	(7,577)	85,509	(115)	—	—	(7,692)
Issuance of common stock under Employee Stock Purchase Plan	—	5,357	—	—	478	—	—	478
Balance as of March 31, 2019	$358	35,816,333	$(56,951)	5,044,230	$940,135	$446,831	$85,256	$1,415,629
Net income (1)	—	—	—	—	—	25,000	1,897	26,897
Acquired noncontrolling interest	—	—	—	—	—	—	6,170	6,170
Noncontrolling interest distributions	—	—	—	—	—	—	(2,026)	(2,026)
NCI acquired, net of sales	—	—	—	—	(1,283)	—	531	(752)
Nonvested stock compensation	—	—	—	—	2,588	—	—	2,588
Restricted share grants	—	17,145	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(942)	8,697	30	—	—	(912)
Issuance of common stock under Employee Stock Purchase Plan	—	4,301	—	—	453	—	—	453
Balance as of June 30, 2019	$358	35,837,779	$(57,893)	5,052,927	$941,923	$471,831	$91,828	$1,448,047

(1) Net income excludes net income attributable to noncontrolling interest-redeemable of $3.0 million and $5.9 million during the three and six months ended June 30, 2019, respectively. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2017	$226	22,640,046	$(42,249)	4,890,504	$126,490	$364,401	$57,723	$506,591
Net income (1)	—	—	—	—	—	4,995	597	$5,592
Acquired noncontrolling interest	—	—	—	—	—	—	1,235	1,235
Noncontrolling interest distributions	—	—	—	—	—	—	(615)	(615)
Sale of noncontrolling interest	—	—	—	—	(2,029)	—	5,583	3,554
Purchase of additional controlling interest	—	—	—	—	(44)	—	(12)	(56)
Nonvested stock compensation	—	—	—	—	1,601	—	—	1,601
Issuance of vested stock	2	165,567	—	—	(2)	—	—	—
Treasury shares redeemed to pay income tax	—	—	(3,467)	56,772	—	—	—	(3,467)
Issuance of common stock under Employee Stock Purchase Plan	—	5,534	—	—	332	—	—	332
Balance as of March 31, 2018	$228	22,811,147	$(45,716)	4,947,276	$126,348	$369,396	$64,511	$514,767
Net income (1)	—	—	—	—	—	16,797	1,390	18,187
Acquired noncontrolling interest	—	—	—	—	—	—	35,239	35,239
Noncontrolling interest distributions	—	—	—	—	—	—	(504)	(504)
Sale of noncontrolling interest	—	—	—	—	(591)	—	—	(591)
Nonvested stock compensation	—	—	—	—	2,318	—	—	2,318
Issuance of vested stock	—	10,818	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(628)	6,389	—	—	—	(628)
Merger consideration	127	12,765,288	—	—	795,278	—	—	795,405
Issuance of common stock under Employee Stock Purchase Plan	—	5,171	—	—	302	—	—	302
Balance as of June 30, 2018	$355	35,592,424	$(46,344)	4,953,665	$923,655	$386,193	$100,636	$1,364,495

(1)
Net income excludes net income attributable to noncontrolling interest-redeemable of $2.5 million and $4.9 million during the three and six months ending June 30, 2018, respectively. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$53,339	$28,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,400	7,548
Amortization of operating lease right of use asset	15,528	—
Stock-based compensation expense	4,392	3,919
Deferred income taxes	4,821	1,714
Loss (gain) on disposal of assets	312	(126)
Impairment of intangibles and other	7,337	778
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(22,704)	(18,897)
Prepaid expenses and other assets	(324)	(6,521)
Prepaid income taxes	5,063	4,624
Accounts payable and accrued expenses	(18,735)	8,729
Income taxes payable	374	—
Net amounts due to/from governmental entities	528	(704)
Net cash provided by operating activities	58,331	29,698
Investing activities:
Purchases of property, building and equipment	(7,599)	(13,760)
Cash acquired from business combination, net of cash paid	(20,431)	13,086
Net cash used in investing activities	(28,030)	(674)
Financing activities:
Proceeds from line of credit	25,000	270,084
Payments on line of credit	(30,000)	(278,884)
Proceeds from employee stock purchase plan	931	634
Payments on debt	(7,650)	135
Payments on deferred financing fees	—	(1,881)
Noncontrolling interest distributions	(13,857)	(5,763)
Withholding taxes paid on stock-based compensation	(8,519)	(4,095)
Purchase of additional controlling interest	(18,748)	(55)
Exercise of options	(84)	—
Sale of noncontrolling interest	—	3,322
Net cash (used in) financing activities	(52,927)	(16,503)
Change in cash	(22,626)	12,521
Cash at beginning of period	49,363	2,849
Cash at end of period	$26,737	$15,370
Supplemental disclosures of cash flow information:
Interest paid	$4,038	$3,112
Income taxes paid	$4,042	$2,139
Non-cash operating activity: The Company recorded $98.1 million in operating lease right of use assets in exchange for lease obligations.
Non-cash investing activity: The Company accrued $1.0 million for capital expenditures primarily related to the home office expansion project at the six months ended June 30, 2019.
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
On April 1, 2018, the Company completed a "merger of equals" business combination (the "Merger") with Almost Family, Inc. ("Almost Family"). As a result, the financial results of the Company for the three and six month periods in 2019 include the operating results of Almost Family, while the financial results of the Company with the addition of Almost Family start to be reflected during the second quarter of 2018. See Note 3 to Condensed Consolidated Financial Statements.
As of June 30, 2019, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements operated 760 service locations in 35 states within the continental United States and the District of Columbia.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, and the related unaudited condensed consolidated statements of income for the three and six months ended June 30, 2019 and 2018, condensed consolidated statements of changes in equity for the three and six months ended June 30, 2019 and 2018, condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, and related notes (collectively, these financial statements are referred to as the "interim financial statements" and together with the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Reclassification
The Company has reclassified certain amounts relating to its prior year results to conform to its current period presentation. These reclassifications have not changed the results of operations of prior years.
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
Net Service Revenue

Net service revenue is reported at the amount that reflects the consideration the Company expects to receive in exchange for providing services. Receipts are from Medicare, Medicaid, and other commercial or managed care insurance programs for services rendered, are subject to adjustment based upon implicit price concessions for retroactive revenue adjustments by third-

party payors, settlements of audits, and claims reviews. The estimated uncollectible amounts due from these payors are considered implicit price concessions that are a direct reduction to net service revenue. The Company assesses the patient's ability to pay for their healthcare services at the time of patient admission based on the Company's verification of the patient's insurance coverage under the Medicare, Medicaid, and other commercial or managed care insurance programs. Medicare contributes to the net service revenue of the Company’s home health, hospice, facility-based, and healthcare innovations services. Medicaid and other payors contribute to the net service revenue of all of the Company's segments.
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Home health:
Medicare	70.8%	72.9%	71.1%	72.3%
Managed Care, Commercial, and Other	29.2	27.1	28.9	27.7
	100.0%	100.0%	100.0%	100.0%
Hospice:
Medicare	92.9%	91.1%	92.7%	91.7%
Managed Care, Commercial, and Other	7.1	8.9	7.3	8.3
	100.0%	100.0%	100.0%	100.0%
Home and Community-Based Services:
Medicaid	24.3%	24.7%	24.7%	23.1%
Managed Care, Commercial, and Other	75.7	75.3	75.3	76.9
	100.0%	100.0%	100.0%	100.0%
Facility-Based Services:
Medicare	53.0%	58.7%	55.2%	61.4%
Managed Care, Commercial, and Other	47.0	41.3	44.8	38.6
	100.0%	100.0%	100.0%	100.0%
HCI:
Medicare	23.5%	26.7%	22.8%	26.7%
Managed Care, Commercial, and Other	76.5	73.3	77.2	73.3
	100.0%	100.0%	100.0%	100.0%

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
Contingent Service Revenues
The Company’s Healthcare Innovations ("HCI") segment provides strategic health management services to Accountable Care Organizations (“ACOs”) that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  The HCI segment maintains service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any.  ACOs are legal entities that contract with Centers for Medicare and Medicaid Services ("CMS") to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for the individual, improving health for populations and lowering costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each calendar year. As of June 30, 2019, no net service revenue was recognized related to potential MSSP payments for savings generated for the program periods that ended December 31, 2018, if any, as it remains unclear as to if performance obligations have been met by any ACO served by the HCI segment.
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
The following table sets forth shares used in the computation of basic and diluted per share information and, with respect to the data provided for the three and six months ended June 30, 2019 (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average number of shares outstanding for basic per share calculation	30,960	30,498	30,899	24,179
Effect of dilutive potential shares:
Nonvested stock	241	244	289	224
Adjusted weighted average shares for diluted per share calculation	31,201	30,742	31,188	24,403
Anti-dilutive shares	13	20	153	236

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

Adoption of this standard increased total assets and total liabilities by $84.6 million, primarily for the Company's operating leased office space for locations in each segment. The adoption did not change the Company's leasing activities. ASU 2016-02 also provides practical expedients for an entity's ongoing accounting. The Company elected the short-term recognition exemption for certain medical devices and storage space leases that qualify, which means it did not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases of these assets in transition. See Note 9 of the Notes to Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019, and is not expected to significantly impact the company.
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
The Company was determined to be the accounting acquirer in the Merger. The Company's final valuation analysis of identifiable assets and liabilities assumed for the Merger in accordance with the requirements of ASC Topic 805, Business Combinations, are presented in the table below (amounts in thousands):

Merger consideration
Stock	$795,412
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	16,547
Patient accounts receivable	88,234
Prepaid income taxes	47
Prepaid expenses and other current assets	11,490
Property and equipment	11,144
Trade names	76,090
Certificates of needs/licenses	76,505
Customer relationships	13,970
Assets held for sale	2,500
Deferred income taxes	4,821
Accounts payable	(43,027)
Accrued other liabilities	(57,243)
Seller notes payable	(12,145)
NCI - Redeemable	(8,034)
Long term income taxes payable	(3,786)
Line of credit	(106,800)
NCI - Nonredeemable	(36,609)
Other assets and (liabilities), net	(178)
Total identifiable assets and liabilities	33,526
Goodwill	$761,886

Acquisitions
The Company acquired the majority-ownership of ten home health agencies and five hospice agencies during the six months ended June 30, 2019. The total aggregate purchase price for these transactions was $23.5 million, of which $20.4 million was paid in cash. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.

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

The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired during the six months ended June 30, 2019:

Consideration
Cash	$20,431
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Trade name	3,480
Certificates of need/licenses	2,864
Other assets and (liabilities), net	(3,021)
Total identifiable assets	3,323
Noncontrolling interest	6,990
Goodwill, including noncontrolling interest of $5,359	$24,098

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

Joint Venture Activities

During the six months ended June 30, 2019, the Company acquired the minority ownership interests associated with certain agencies previously operated within three of its equity joint ventures, whereby such agencies became wholly-owned subsidiaries of the Company. The total consideration for the purchase of such ownership interests was $18.7 million, which was paid in cash. These transactions were accounted for as equity transactions.

During the six months ended June 30, 2019, the Company sold minority ownership interests associated with two home health agencies. The total consideration for the sale of such ownership interests was $3.5 million. The transaction was accounted for as an equity transaction.
4. Goodwill and Intangibles
The changes in recorded goodwill and intangible assets by reporting unit for the six months ended June 30, 2019 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Home and community-based services reporting unit	Facility-based reporting unit	HCI reporting unit	Total
Goodwill
Balance as of December 31, 2018	$822,602	$118,583	$165,583	$14,194	$40,755	$1,161,717
Acquisitions	13,113	5,626	—	—	—	18,739
Noncontrolling interests	3,826	1,533	—	—	—	5,359
Adjustments and disposals	595	1,215	495	—	107	2,412
Balance as of June 30, 2019	$840,136	$126,957	$166,078	$14,194	$40,862	$1,188,227
Intangible assets
Balance as of December 31, 2018	$215,382	$37,010	$23,948	$4,147	$16,892	$297,379
Acquisitions	4,981	1,750	—	—	—	6,731
Adjustments and disposals	(7,719)	1,633	—	—	(630)	(6,716)
Amortization	(308)	(51)	(2)	(26)	(291)	(678)
Balance as of June 30, 2019	$212,336	$40,342	$23,946	$4,121	$15,971	$296,716

The allocation of goodwill from acquisitions purchased during the six months ended June 30, 2019 for each reporting unit is preliminary and subject to change once the valuation analysis required by ASC 805, Business Combinations is finalized.
In assigning fair value acquired in acquisitions as required by ASC 805, Business Combinations, the Company had assigned fair value to Certificates of need or license moratoria, as applicable, in certain states. During the six months ended June 30, 2019, the Company recorded $6.0 million of moratoria impairment as a result of the Centers for Medicare and Medicaid Services (“CMS”) action to remove all federal moratoria with regard to Medicare provider enrollment. Additionally, the Company recorded $1.3 million of disposals of intangible assets, which consist of licenses and Certificates of needs, due to the closure of underperforming locations. The disposal and impairment were classified in impairment of intangibles and other on the Company's consolidated statements of income.
The following tables summarize the changes in intangible assets during the six months ended June 30, 2019 and December 31, 2018 (amounts in thousands):

	2019	2018
Indefinite-lived intangible assets:
Trade Names	$159,632	$156,049
Certificates of Need/Licenses	124,751	128,577
Net Total	$284,383	$284,626

Definite-lived intangible assets:
Trade Names
Gross carrying amount	$10,127	$10,127
Accumulated amortization	(9,087)	(8,817)
Net total	$1,040	$1,310
Non-compete agreements
Gross carrying amount	$6,238	$5,980
Accumulated amortization	(5,846)	(5,729)
Net total	$392	$251
Customer relationships
Gross carrying amount	$11,822	$11,822
Accumulated amortization	(921)	(630)
Net total	$10,901	$11,192
Total definite-lived intangible assets
Gross carrying amount	$28,187	$27,929
Accumulated amortization	(15,854)	(15,176)
Net total	$12,333	$12,753

Total intangible assets:
Gross carrying amount	$312,570	$312,555
Accumulated amortization	(15,854)	(15,176)
Net total	$296,716	$297,379

Remaining useful lives for trade names, customer relationships, and non-compete agreements were 8.3, 18.8 and 2.5 years, respectively, at June 30, 2019. Similar periods at December 31, 2018 were 8.8, 19.3, and 2.8 years for trade names, customer relationships, and non-compete agreements, respectively. Amortization expense was recorded in general and administrative expenses.

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
Revolving loans under the Credit Agreement bear interest at, as selected by the Company, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5% (2) the Prime Rate in effect on such day and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum, with pricing varying based on the Company's quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon the Company’s quarterly consolidated Leverage Ratio. The Base Rate as of June 30, 2019 was 6.25% and the LIBOR rate was 4.19%. As of June 30, 2019, the effective interest rate on outstanding borrowings under the New Credit Agreement was 4.19%.
As of June 30, 2019, the Company had $230.0 million drawn, letters of credit issued in the amount of $22.3 million, and $247.7 million of remaining borrowing capacity available under the New Credit Agreement. At December 31, 2018, the Company had $235.0 million drawn and letters of credit issued in the amount of $30.4 million under the Credit Facility.
Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with its debt covenants under the Credit Agreement at June 30, 2019.
6. Stockholder’s Equity
Equity Based Awards
The 2018 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The total number of shares of the Company's common stock originally reserved were 2,210,544 shares of our common stock and a total of 2,030,629 shares are currently available for issuance. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company’s common stock as of the date of grant.
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
Share Based Compensation
Nonvested Stock
During the six months ended June 30, 2019, the Company granted 10,800 and 3,600 nonvested shares of common stock to independent directors and members of the Transitional Advisory Council, respectively under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares vest 100% on the one year anniversary date. During the six months ended June 30, 2019, one new director was granted 3,500 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, which shares vest 33% at the grant date, then 33% on each of the first two anniversaries of the grant date.
During the six months ended June 30, 2019, employees were granted 141,945 nonvested shares of common stock pursuant to the 2018 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the six months ended June 30, 2019 was $68.81.
The following table represents the share grants activity for the six months ended June 30, 2019:

	Restricted stock		Options
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Share grants outstanding as of December 31, 2018	574,285	$49.68	161,807	$38.08
Granted	159,845	$109.29	—	$—
Vested or exercised	(191,707)	$43.71	(47,680)	$35.55
Share grants outstanding as of June 30, 2019	542,423	$68.81	114,127	$39.59

As of June 30, 2019, there was $28.1 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.27 years. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods if actual forfeitures differ. The Company recorded $2.6 million and $4.4 million of compensation expense related to nonvested stock grants for the three and six months ended June 30, 2019, respectively. The Company recorded $2.3 million and $3.9 million of compensation expense related to nonvested stock grants for the three and six months ended June 30, 2018, respectively.
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
The table below details the shares of common stock issued during 2019:

	Number of shares	Per share price
Shares available as of December 31, 2018	152,344
Shares issued during the three months ended March 31, 2019	5,357	$89.19
Shares issued during the three months ended June 30, 2019	4,301	$105.36
Shares available as of June 30, 2019	142,686

Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock or the exercise of stock options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the six months ended June 30, 2019, the Company redeemed 66,181 shares of common stock valued at $7.3 million, related to share vesting tax obligations. In addition, the Company redeemed 25,542 shares of common stock valued at $1.1 million, related to the exercise of options. Such shares are held as treasury stock and are available for reissuance by the Company.
Additionally, shares were submitted by employees in lieu of exercise price that would have otherwise been due on exercise of stock options, which shares are held in treasury stock and are available for reissuance by the Company.
7. Commitments and Contingencies
Contingencies
Regulatory Matters
The Company provides services in a highly regulated industry and is a party to various proceedings and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including audits by Zone Program Integrity Contractors ("ZPICs") and Recovery Audit Contractors ("RACs") and investigations resulting from the Company's obligation to self-report suspected violations of law). Management cannot predict the ultimate outcome of any regulatory and other governmental and internal audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. These audits and investigations have caused and could potentially continue to cause delays in collections, recoupments from governmental payors. Currently, the Company has recorded $16.9 million in other assets, which are due from government payors related to the disputed finding of pending appeals of ZPIC audits. Additionally, these audits may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.
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
On February 1, 2019, Lead Plaintiff filed his Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint asserts claims against Almost Family, the Company and Almost Family's board of directors for violations of Section 14(a) of the 1934 Act in connection with the dissemination of the Company's and Almost Family's Proxy Statement concerning the Merger, and asserts breach of fiduciary duty claims and claims for violations of Section 20(a) of the 1934 Act against Almost Family's former board of directors. The Consolidated Complaint seeks, among other things, monetary damages and an award of attorneys' fees and costs. On April 12, 2019, the Company moved to dismiss the Consolidated Complaint and filed a motion to strike an affidavit attached to the Consolidated Complaint. Lead Plaintiff opposed the Company's motions on May 28, 2019, and the Company submitted reply briefs in support of its motions on June 19, 2019. The Company's motions are currently pending before the court.
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
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of June 30, 2019, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
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
The carrying amount of each redeemable equity instrument presented in temporary equity for the six months ended June 30, 2019 is not less than the initial amount reported for each instrument.
The following table summarizes the activity of noncontrolling interest-redeemable for the six months ended June 30, 2019 (amounts in thousands):

Balance as of December 31, 2018	$14,596
Net income attributable to noncontrolling interest-redeemable	5,900
Noncontrolling interest-redeemable distributions	(5,029)
Balance as of June 30, 2019	$15,467

9. Leases

The Company adopted ASU 2016-02 on January 1, 2019, which resulted in the recognition of a right to use asset and liability for certain operating leases on the Company's Consolidated Balance Sheets at January 1, 2019. The Company determines if a contract contains a lease at inception and recognizes operating lease right of use assets and operating lease liabilities based on the present value of the future minimum lease payments at the lease commencement date. The Company's leases do not provide implicit rates. Therefore, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. Lease expense is recognized on a straight-line basis over the lease term.

The Company's operating lease obligations relate to office leases, which have remaining lease terms up to nine years. Some lease obligations include options to extend the leases based on individual lease agreements and may include options to terminate the leases within one year. The Company elected the 'package of practical expedient', which permitted the Company to not recognize the operating lease right of use assets or liabilities for short term leases, which are those leases with a term of twelve months or less at the lease commencement date. Expenses associated with lease expense was $13.3 million and $25.7 million for the three and six months ended June 30, 2019, respectively.

Information related to the Company's operating lease right of use assets and related lease liabilities for the office leases were as follows (amounts in thousands):

Six Months Ended June 30, 2019
Cash paid for operating lease liabilities	$7,325
Right-of-use assets obtained in exchange for new operating lease liabilities	$98,070
Weighted-average remaining lease term	4.44
Weighted-average discount rate	4.83%

Maturities of operating lease liabilities as of June 30, 2019 were as follows (amounts in thousands):

Year ending December 31,
2019 (remaining)	$13,419
2020	25,133
2021	19,367
2022	11,697
2023 (and thereafter)	17,253
Total future minimum lease payments	86,869
Less imputed interest	(436)
Total	$86,433

10. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the six months ended June 30, 2019, the carrying value of the Company’s long-term debt approximates fair value, as the interest rates approximate current rates.
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
The following tables summarize the Company’s segment information for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended June 30, 2019
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$375,253	$55,057	$52,414	$27,975	$7,143	$517,842
Cost of service revenue	230,545	34,858	39,505	17,572	3,380	325,860
General and administrative expenses	108,958	15,096	11,213	9,335	3,982	148,584
Other intangible impairment charge	748	270	—	—	—	1,018
Operating income (loss)	35,002	4,833	1,696	1,068	(219)	42,380
Interest expense	(2,023)	(323)	(284)	(170)	(85)	(2,885)
Income (loss) before income taxes and noncontrolling interest	32,979	4,510	1,412	898	(304)	39,495
Income tax expense (benefit)	8,070	1,581	(171)	148	(71)	9,557
Net income (loss)	24,909	2,929	1,583	750	(233)	29,938
Less net income (loss) attributable to non controlling interests	3,948	898	(267)	365	(6)	4,938
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$20,961	$2,031	$1,850	$385	$(227)	$25,000
Total assets	$1,407,221	$234,789	$240,746	$77,686	$69,413	$2,029,855

	Three Months Ended June 30, 2018
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$360,276	$50,554	$52,753	$28,304	$10,137	$502,024
Cost of service revenue	223,490	32,998	39,682	19,307	5,527	321,004
General and administrative expenses	105,674	15,108	12,444	10,601	5,387	149,214
Other intangible impairment charge	291	—	—	487	—	778
Operating income (loss)	30,821	2,448	627	(2,091)	(777)	31,028
Interest expense	(2,256)	(473)	(158)	(159)	(156)	(3,202)
Income (loss) before income taxes and noncontrolling interest	28,565	1,975	469	(2,250)	(933)	27,826
Income tax expense (benefit)	7,091	483	139	(313)	(230)	7,170
Net income (loss)	21,474	1,492	330	(1,937)	(703)	20,656
Less net income (loss) attributable to noncontrolling interests	3,810	412	(90)	(207)	(66)	3,859
Net income (loss) attributable to LHC Group, Inc.'s common stockholders	$17,664	$1,080	$420	$(1,730)	$(637)	$16,797
Total assets	$1,306,773	$189,447	$255,456	$66,665	$63,329	$1,881,670

	Six Months Ended June 30, 2019
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$738,288	$106,793	$104,199	$55,676	$15,471	$1,020,427
Cost of service revenue	456,668	68,034	79,360	35,304	7,486	646,852
General and administrative expenses	213,797	29,949	22,195	18,512	9,352	293,805
Other intangible impairment charge	7,066	271	—	—	—	7,337
Operating income (loss)	60,757	8,539	2,644	1,860	(1,367)	72,433
Interest expense	(4,161)	(666)	(585)	(350)	(175)	(5,937)
Income (loss) before income taxes and noncontrolling interest	56,596	7,873	2,059	1,510	(1,542)	66,496
Income tax expense (benefit)	11,278	2,027	(20)	153	(281)	13,157
Net income (loss)	45,318	5,846	2,079	1,357	(1,261)	53,339
Less net income (loss) attributable to non controlling interests	7,728	1,499	(577)	846	(13)	9,483
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$37,590	$4,347	$2,656	$511	$(1,248)	$43,856

	Six Months Ended June 30, 2018
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$564,463	$93,180	$66,844	$58,454	$10,137	$793,078
Cost of service revenue	353,651	61,016	50,472	38,956	5,527	509,622
General and administrative expenses	171,963	28,406	15,742	19,747	5,387	241,245
Other intangible impairment charge	291	—	—	487	—	778
Operating income	38,558	3,758	630	(736)	(777)	41,433
Interest expense	(3,344)	(690)	(229)	(232)	(157)	(4,652)
Income (loss) before income taxes and noncontrolling interest	35,214	3,068	401	(968)	(934)	36,781
Income tax expense (benefit)	7,814	594	124	(155)	(230)	8,147
Net income (loss)	27,400	2,474	277	(813)	(704)	28,634
Less net income (loss) attributable to noncontrolling interests	6,047	829	(69)	101	(66)	6,842
Net income (loss) attributable to LHC Group, Inc.'s common stockholders	$21,353	$1,645	$346	$(914)	$(638)	$21,792

12. Income Taxes

The effective tax rate for the six months ended June 30, 2019 and 2018 benefited from $2.6 million and $0.9 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company’s unrecognized tax benefits would affect the tax rate, if recognized.  The

Company includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the Company's Consolidated Balance Sheets.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. As of June 30, 2019 and December 31, 2018, the Company recognized $4.7 million and $4.3 million, respectively, in unrecognized tax benefits.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after June 30, 2019;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any regulatory changes or anticipated regulatory changes;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in future interpretations of fraud, anti-kickback, or other laws.
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
OVERVIEW
General
We provide quality, cost-effective post-acute health care services to our patients. As of June 30, 2019, we have 760 service providers in 35 states within the continental United States and the District of Columbia. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services primarily offered through our long-term acute care hospitals (“LTACHs”) and (5) healthcare innovations services ("HCI"). We intend to increase the number of service providers within each of our segments that we operate through continued acquisitions, joint ventures, and organic development.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of June 30, 2019, we operated 539 home health services locations, of which 289 are wholly-owned, 243 are majority-owned through equity joint ventures, three are under license lease arrangements, and the operations of the remaining four locations are only managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of June 30, 2019, we operated 104 hospice locations, of which 54 are wholly-owned, 48 are majority-owned through equity joint ventures, and two are under license lease arrangements.
Through our home and community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of June 30, 2019, we operated 80 home and community-based services locations, of which 70 are wholly-owned and ten are majority-owned through equity joint ventures.
We provide facility-based services principally through our LTACHs. As of June 30, 2019, we operated 11 LTACHs with 12 locations, all but two of which are located within host hospitals. We also operate two pharmacies, a family health center, a rural health clinic, and nine therapy clinics. Of these facility-based services locations, 16 are wholly-owned, and nine are majority-owned through equity joint ventures.

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
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of June 30, 2019, the Joint Commission had accredited 479 of our 539 home health services locations and 88 of our 104 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reporting segment	2019	2018	2019	2018
Home health services	72.5%	71.8%	72.4%	71.2%
Hospice services	10.6	10.1	10.4	11.7
Home and community-based services	10.1	10.5	10.2	8.4
Facility-based services	5.4	5.6	5.5	7.4
Healthcare innovations services	1.4	2.0	1.5	1.3
	100.0%	100.0%	100.0%	100.0%

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
Home health
On July 11, 2019, CMS issued a proposed rule Medicare reimbursements for certain home health service rendered during fiscal year 2020. Beginning on January 1, 2020, CMS will implement the Patient Driven Groupings Model ("PDGM") prospective payment system, as mandated by the Bipartisan Budget Act of 2018. Under PDGM, the initial certification of Medicare patient eligibility, plan of care, and comprehensive assessment will remain valid for 60-day episodes of care, but payments for Medicare home health services will be made based upon 30-day payment periods. The national, standardized 30-day Medicare payment amount will be $1,791.73, resulting in a 1.3% increase in payments. The rule implements the 1.5% Medicare home health payment update mandated by the Bipartisan Budget Act of 2018, offset by a 0.2% decrease due to the rural add-on. The proposed rule also adjusts case-mix weights, which implements the removal of therapy thresholds for payments. For Medicare payments associated with low utilization payment adjustments ("LUPAs") under PDGM, the threshold will vary for a 30-day period depending on the PDGM payment group. The 30-day payment amounts will be for 30-day periods of care beginning on and after January 1, 2020. There will be a transition period for home health episodes that span the implementation date of January 1, 2020, whereby payments for those services rendered during those episodes will be made under the national, standardized 60-day episode payments. CMS will also reduce the RAP payments from 50% to 20% for existing home health providers. The elimination of RAP payments is proposed for fiscal year 2021.

The proposed rule also includes the public reporting of Total Performance Score ("TPS") and TPS percentile ranking for each home health agency in the nine model states that qualifies for a payment adjustment under the Home Health Value-Based Purchasing model for fiscal year 2020.
Hospice
On July 31, 2019, CMS issued a final rule, which would update the hospice wage index, payment rates, and cap amount for fiscal year 2020. CMS is proposing a net 2.6% market basket update, which is calculated from the 2020 hospital market basket update of 3.0%, reduced by multifactor productivity adjustment, as mandated by the Affordable Care Act, of 0.4 percentage points. CMS is also proposing to adjust payments for Continuous Home Care, Inpatient Respite Care, and General Inpatient Care to approximate costs in a budget neutral manner, which will result in a 2.7% decrease in rates for Routine Home Care to achieve budget neutrality. Also, 2020 hospice cap amount will be $29,964.98. CMS finalized the removal of the one year wage index lag and will use the current year's wage index to geographically wage adjust hospice payments, and changes to the Hospice Election Statement.
The following table shows the hospice Medicare payment rates for fiscal year 2020, which will begin on October 1, 2019 and will end September 30, 2020:

Description	Rate per patient day
Routine Home Care days 1-60	$194.50
Routine Home Care days 60+	$153.72
Continuous Home Care	$1,395.63
Full rate = 24 hours of care
$58.15 = hourly rate
Inpatient Respite Care	$450.10
General Inpatient Care	$1,021.25
Facility-Based
On August 2, 2019, CMS issued a final rule for the fiscal year 2020 Long-Term Care Hospital Prospective Payment System ("LTACH-PPS"). Overall, CMS expects LTACH-PPS payments to increase by approximately 1.0%, which reflects the continued statutory implementation of the revised LTACH-PPS payments. LTACH-PPS payments for fiscal year 2020 for discharges paid using the standard LTACH payment rate are expected to increase by 2.7% after accounting for the proposed annual standard Federal rate update for fiscal year 2020 of 2.5%, an estimated decrease in outlier payments of 0.2%, and other factors.
LTACH-PPS payments for cases continuing to transition to the site neutral payment rates are expected to decrease by approximately 5.9%. This accounts for the LTACH site neutral payment rate cases that will continue be paid a blended payment rate as the rolling statutory transition period ends for LTACH discharges occurring in cost reporting periods beginning in fiscal year 2020, and other changes.
Seasonality
Our home health segment, hospice segment, and LTACHs normally experience higher admissions during the first quarter and lower admissions during the third quarter than in the other quarters due to seasonal fluctuations. Further, our third quarter falls within the "hurricane season" including the peak months of August and September, which could have an adverse effect on our agencies located in the Gulf South and along the Atlantic Coast. Our operations may thus be subject to periods of unexpected disruption, which may lower volumes and increase costs.
RESULTS OF OPERATIONS
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the three months ended June 30, 2019 and 2018 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2019			2018			Increase (Decrease)
Net service revenue	$517,842			$502,024			$15,818
Cost of service revenue	325,860	62.9%		321,004	63.9%		4,856
General and administrative expenses	148,584	28.7		149,214	29.7		(630)
Other intangible impairment charge	1,018			778			240
Interest expense	(2,885)			(3,202)			(317)
Income tax expense	9,557	28.2	(1)	7,170	27.1	(1)	2,387
Net income attributable to noncontrolling interests	4,938			3,859			1,079
Net income attributable to LHC Group, Inc.’s common stockholders	$25,000			$16,797			$8,203

(1)
Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized during each of the three months ended June 30, 2019 and 2018, of $0.2 million.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended June 30, 2019 and the related change from the same period in 2018 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; net service revenue excludes implicit price concessions):

Three Months Ended June 30, 2019
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$229,457	$—	$229,457	6.6%	$149,812	$379,269	3.6%
Revenue Medicare	$153,558	$—	$153,558	4.7	$113,105	$266,663	2.3
Admissions	56,264	—	56,264	9.1	38,934	95,198	1.4
Medicare Admissions	32,847	—	32,847	1.9	24,544	57,391	(2.7)
Average Census	47,263	—	47,263	4.6	29,875	77,138	0.6
Average Medicare Census	29,875	—	29,875	(0.6)	19,952	49,827	(2.8)
Home Health Episodes	55,614	—	55,614	0.2	38,210	93,824	(2.9)
Hospice services
Revenue	$45,862	$—	$45,862	9.5	$10,604	$56,466	10.4
Revenue Medicare	$42,380	$—	$42,380	12.3	$9,571	$51,951	12.8
Admissions	3,666	—	3,666	9.6	971	4,637	2.4
Medicare Admissions	3,279	—	3,279	11.2	852	4,131	4.8
Average Census	3,394	—	3,394	10.7	676	4,070	11.0
Average Medicare Census	3,140	—	3,140	10.5	620	3,760	11.1
Patient days	309,004	—	309,004	10.8	61,403	370,407	11.0
Home and community-based services
Revenue	$14,315	$—	$14,315	(0.4)	$39,467	$53,782	—
Billable hours	567,677	—	567,677	23.1	1,725,042	2,292,719	2.9
Facility-based services
LTACHs
Revenue	$25,367	$—	$25,367	(8.4)	$—	$25,367	(9.7)
Patient days	19,970	—	19,970	(6.3)	—	19,970	(7.7)
Other facility-based services
Revenue	$2,994	$—	$2,994	328.7	$—	$2,994	328.7
HCI
Revenue	$—	$—	$—	—	$7,242	$7,242	(28.6)
Consolidated
Revenue	$317,995	$—	$317,995	6.1	$207,125	$525,120	3.0

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)
Acquired — purchased location that has been in service with us for 12 months or less, including all legacy Almost Family locations for the period after April 1, 2018. Almost Family locations remain counted as acquired locations due to continued system integrations, which will be completed by the end of 2019.

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
Revenue and patient days decreased in our LTACHs during the three months ended June 30, 2019 due to the closures of two LTACHs during the latter part of 2018.
The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concession, to net service revenue recognized for the three months ended June 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended June 30,
	2019	% of Net Service Revenue	2018	% of Net Service Revenue
Revenue	$525,120		$509,742
Less: Implicit price concession	7,278	1.4%	7,718	1.5%
Net service revenue	$517,842		$502,024
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2019		2018
Home health services
Salaries, wages and benefits	$211,297	56.3%	$204,828	56.9%
Transportation	10,991	2.9	11,527	3.2
Supplies and services	8,257	2.2	7,135	2.0
Total	$230,545	61.4%	$223,490	62.1%
Hospice services
Salaries, wages and benefits	$25,109	45.6%	$24,069	47.6%
Transportation	1,906	3.5	1,872	3.7
Supplies and services	7,843	14.2	7,057	14.0
Total	$34,858	63.3%	$32,998	65.3%
Home and community-based services
Salaries, wages and benefits	$38,637	73.7%	$38,947	73.8%
Transportation	566	1.1	549	1.0
Supplies and services	302	0.6	186	0.4
Total	$39,505	75.4%	$39,682	75.2%
Facility-based services
Salaries, wages and benefits	$12,214	43.7%	$13,706	48.4%
Transportation	80	0.3	69	0.2
Supplies and services	5,278	18.9	5,532	19.5
Total	$17,572	62.9%	$19,307	68.1%
HCI
Salaries, wages and benefits	$3,275	45.8%	$5,344	52.7%
Transportation	97	1.4	163	1.6
Supplies and services	8	0.1	20	0.2
Total	$3,380	47.3%	5,527	54.5%
Consolidated
Total	$325,860	62.9%	$321,004	63.9%

Consolidated cost of service revenue increased $4.9 million from 2018 to 2019, but as a percentage of net service revenue decreased from 63.9% to 62.9%. The improvement from 2018 to 2019 primarily was the result of an improvement in our home health and hospice segments, which was the result of our ability to continue to experience synergies associated with the integration of AFAM locations. This was offset by a decrease in the facility-based and HCI segments due to closures of two LTACHs and one HCI location during the latter part of 2018.

General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2019		2018
Home health services
General and administrative	$106,549	28.4%	$103,350	28.7%
Depreciation and amortization	2,409	0.6	2,324	0.6
Total	$108,958	29.0%	$105,674	29.3%
Hospice services
General and administrative	$14,666	26.6%	$14,478	28.6%
Depreciation and amortization	430	0.8	630	1.2
Total	$15,096	27.4%	$15,108	29.8%
Home and community-based services
General and administrative	$10,895	20.8%	$12,248	23.2%
Depreciation and amortization	318	0.6	196	0.4
Total	$11,213	21.4%	$12,444	23.6%
Facility-based services
General and administrative	$8,566	30.6%	$9,874	34.9%
Depreciation and amortization	769	2.7	727	2.6
Total	$9,335	33.3%	$10,601	37.5%
HCI
General and administrative	$3,710	51.9%	5,009	49.4%
Depreciation and amortization	272	3.8	378	3.7
Total	$3,982	55.7%	5,387	53.1%
Consolidated
Total	$148,584	28.7%	$149,214	29.7%
Consolidated general and administrative expenses decreased $0.6 million from 2018 to 2019 and improved as a percentage of net service revenue from 29.7% to 28.7%, respectively. The overall improvement was primarily due to a realization of staffing efficiencies associated with our continued integration of AFAM locations and the overall closure of two LTACH locations and one HCI location during the latter part of 2018.
Six months ended June 30, 2019 compared to six months ended June 30, 2018
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the six months ended June 30, 2019 and 2018 (amounts in thousands, except percentages which are percentages of consolidated net service revenue, unless indicated otherwise):

	2019			2018			Increase (Decrease)
Net service revenue	$1,020,427			$793,078			$227,349
Cost of service revenue	646,852	63.4%		509,622	64.3%		137,230
General and administrative expenses	293,805	28.8		241,245	30.4		52,560
Other intangible impairment charge	7,337			778			6,559
Interest expense	(5,937)			(4,652)			1,285
Income tax expense	13,157	28.2	(1)	8,147	27.5	(1)	5,010
Net income attributable to noncontrolling interests	9,483			6,842			2,641
Net income attributable to LHC Group, Inc.’s common stockholders	$43,856			$21,792			$22,064

(1)
Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized during the six months ended June 30, 2019 and 2018, of $2.6 million and $0.9 million, respectively.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the six months ended June 30, 2019 and the related change from the same period in 2018 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; net service revenue excludes implicit price concessions):

Six Months Ended June 30, 2019
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired (4)	Total	Total Growth (Loss) %
Home health services
Revenue	$444,834	$—	$444,834	6.8%	$302,542	$747,376	30.3%
Revenue Medicare	$296,253	$—	$296,253	3.2	$229,705	$525,958	29.2
Admissions	112,569	—	112,569	7.4	78,819	191,388	30.2
Medicare Admissions	66,030	—	66,030	1.0	50,254	116,284	26.3
Average Census	46,989	—	46,989	4.3	29,936	76,925	0.3
Average Medicare Census	29,818	—	29,818	(1.2)	20,100	49,918	(2.7)
Home Health Episodes	108,767	—	108,767	(0.2)	76,028	184,795	22.5
Hospice services
Revenue	$89,395	$—	$89,395	7.8	$19,918	$109,313	15.7
Revenue Medicare	$82,261	$—	$82,261	8.8	$17,966	$100,227	17.0
Admissions	7,358	—	7,358	7.9	1,867	9,225	7.5
Medicare Admissions	6,569	—	6,569	9.1	1,659	8,228	9.8
Average Census	3,282	—	3,282	7.0	629	3,911	6.7
Average Medicare Census	3,026	—	3,026	6.5	579	3,605	6.5
Patient days	593,906	—	593,906	8.8	113,969	707,875	14.8
Home and community-based services
Revenue	$28,543	$—	$28,543	(0.5)	$78,472	$107,015	57.2
Billable hours	1,118,625	—	1,118,625	19.0	3,445,989	4,564,614	68.6
Facility-based services
LTACHs
Revenue	$50,634	$—	$50,634	(6.8)	$—	$50,634	(9.3)
Patient days	39,606	—	39,606	(7.3)	—	39,606	(9.7)
Other facility-based services
Revenue	$6,059	$—	$6,059	63.8	$—	$6,059	63.8
HCI
Revenue	$—	$—	$—	—	$15,660	$15,660	54.5
Consolidated
Revenue	$619,465	$—	$619,465	5.7	$416,592	$1,036,057	28.6

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

(4)
Acquired — purchased location that has been in service with us for 12 months or less, including all legacy Almost Family locations for the period after April 1, 2018. Almost Family locations remain counted as acquired locations due to continued system integrations, which will be completed by the end of 2019.

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
Revenue and patient days decreased in our LTACHs during the six months ended June 30, 2019 due to the closures of two LTACHs during the latter part of 2018.
The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concession, to net service revenue recognized for the six months ended June 30, 2019 and 2018 (amounts in thousands):

	Six Months Ended June 30,
	2019	% of Net Service Revenue	2018	% of Net Service Revenue
Revenue	$1,036,057		$805,722
Less: Implicit price concession	15,630	1.5%	12,644	1.6%
Net service revenue	$1,020,427		$793,078
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six Months Ended June 30,
	2019		2018
Home health services
Salaries, wages and benefits	$418,456	56.7%	$323,495	56.9%
Transportation	21,594	2.9	18,033	3.2
Supplies and services	16,618	2.3	12,123	2.0
Total	$456,668	61.9%	$353,651	62.1%
Hospice services
Salaries, wages and benefits	$49,107	46.0%	$44,558	47.6%
Transportation	3,668	3.4	3,496	3.7
Supplies and services	15,259	14.3	12,962	14.0
Total	$68,034	63.7%	$61,016	65.3%
Home and community-based services
Salaries, wages and benefits	$77,731	74.6%	$49,594	73.8%
Transportation	1,102	1.1	639	1.0
Supplies and services	527	0.5	239	0.4
Total	$79,360	76.2%	$50,472	75.2%
Facility-based services
Salaries, wages and benefits	$24,394	43.8%	$27,362	48.4%
Transportation	143	0.3	148	0.2
Supplies and services	10,767	19.3	11,446	19.5
Total	$35,304	63.4%	$38,956	68.1%
HCI
Salaries, wages and benefits	$7,019	45.4%	$5,344	52.7%
Transportation	231	1.5	163	1.6
Supplies and services	236	1.5	20	0.2
Total	$7,486	48.4%	$5,527	54.5%
Consolidated
Total	$646,852	63.4%	$509,622	64.3%
Consolidated cost of service revenue increased $137.2 million from 2018 to 2019, but as a percentage of net service revenue decreased from 64.3% to 63.4%. The primary reason for the dollar increase was directly attributable to the exclusion of three months ended March 31, 2018 for AFAM locations as the Merger occurred on April 1, 2018 and their results were not consolidated with our results until April 1, 2018. This was offset by the decrease in facility-based services due to the closure of two LTACH locations.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six Months Ended June 30,
	2019		2018
Home health services
General and administrative	$208,985	28.3%	$167,492	29.7%
Depreciation and amortization	4,812	0.7	4,471	0.8
Total	$213,797	29.0%	$171,963	30.5%
Hospice services
General and administrative	$29,093	27.2%	$27,278	29.3%
Depreciation and amortization	856	0.8	1,128	1.2
Total	$29,949	28.0%	$28,406	30.5%
Home and community-based services
General and administrative	$21,567	20.7%	$15,435	23.1%
Depreciation and amortization	628	0.6	307	0.5
Total	$22,195	21.3%	$15,742	23.6%
Facility-based services
General and administrative	$16,987	30.5%	$18,483	31.6%
Depreciation and amortization	1,525	2.7	1,264	2.2
Total	$18,512	33.2%	$19,747	33.8%
HCI
General and administrative	$8,773	56.7%	$5,009	49.4%
Depreciation and amortization	579	3.7	378	3.7
Total	$9,352	60.4%	$5,387	53.1%
Consolidated
Total	$293,805	28.8%	$241,245	30.4%
Consolidated general and administrative expenses increased $52.6 million, but improved as a percentage of net service revenue from 30.4% to 28.8% in 2019. The increase was the result of the Merger and the exclusion of such expenses until April 1, 2018, which is when the Merger was completed.
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
The following table summarizes changes in cash (amounts in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$58,331	$29,698
Investing activities	(28,030)	(674)
Financing activities	(52,927)	(16,503)
Change in cash	$(22,626)	$12,521
Cash at beginning of period	49,363	2,849
Cash at end of period	$26,737	$15,370

Net cash provided by operating activities increased due primarily to an increase in net income offset by the timing of funding our payroll disbursements.
Net cash used in investing activities changed due to cash payments used in acquisitions purchased during 2019.
Net cash used in financing activities changed due to payments of $18.7 million for the purchase of additional ownership interests in three of our equity joint ventures, an increase of distributions to our equity joint venture partners, and increased payments of debt.
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
Revolving loans under the Credit Agreement bear interest at, as selected by us, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day, and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at the same time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon our consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate as of June 30, 2019 was 6.25% and the LIBOR rate was 4.19%. As of June 30, 2019, the effective interest rates on our borrowings under the Credit Agreement was 4.19%.
As of June 30, 2019, we had $230.0 million drawn and letters of credit outstanding in the amount of $22.3 million under the Credit Agreement, and had approximately $247.7 million of remaining borrowing capacity available under the Credit Agreement. At December 31, 2018, we had $235.0 million drawn and letters of credit outstanding in the amount of $30.4 million under our Prior Credit Facility.
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

At June 30, 2019, we were in compliance with all debt covenants.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $1.2 million for the six months ended June 30, 2019.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of June 30, 2019.
Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the quarterly period ended June 30, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 6.    EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to LHC Group’s Form 8-K filed on April 2, 2018).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to LHC Group’s Form 10-Q filed on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to LHC Group’s Form S-1/ A (File No. 333-120792) filed on February 14, 2005).

10.1	Amended and Restated Employment Agreement between Donald D. Stelly and LHC Group, Inc. dated June 1, 2019.

10.2	Employment Agreement between Tricia Nguyen, MD and LHC Group, Inc. dated July 1, 2019.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joshua L. Proffitt, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

LHC GROUP, INC.

Date: August 8, 2019	/s/ Joshua L. Proffitt
Joshua L. Proffitt
Chief Financial Officer (Principal financial officer)