Form 10-Q
period 2019-09-30
LHC Group, Inc
filed 2019-11-07
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of November 4, 2019: 31,510,944 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$29,302	$49,363
Receivables:
Patient accounts receivable	288,114	252,592
Other receivables	11,205	6,658
Amounts due from governmental entities	963	830
Total receivables	300,282	260,080
Prepaid income taxes	1,316	11,788
Prepaid expenses	19,994	24,775
Other current assets	22,140	20,899
Total current assets	373,034	366,905
Property, building and equipment, net of accumulated depreciation of $66,219 and $55,253, respectively	84,288	79,563
Goodwill	1,216,227	1,161,717
Intangible assets, net of accumulated amortization of $16,127 and $15,176, respectively	304,517	297,379
Assets held for sale	2,500	2,850
Operating lease right of use asset	95,427	—
Other assets	21,871	20,301
Total assets	$2,097,864	$1,928,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$76,458	$77,135
Salaries, wages, and benefits payable	105,582	84,254
Self-insurance reserves	31,798	32,776
Current operating lease liabilities	29,362	—
Current portion of long-term debt	—	7,773
Amounts due to governmental entities	1,249	4,174
Total current liabilities	244,449	206,112
Deferred income taxes	50,200	43,306
Income taxes payable	3,582	4,297
Revolving credit facility	232,000	235,000
Long term notes payable	—	930
Operating lease payable	70,109	—
Total liabilities	600,340	489,645
Noncontrolling interest — redeemable	15,594	14,596
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 60,000,000 shares authorized; 35,857,938 and 35,636,414 shares issued in 2019 and 2018, respectively	359	356
Treasury stock — 5,060,266 and 4,958,721 shares at cost, respectively	(58,796)	(49,374)
Additional paid-in capital	945,575	937,968
Retained earnings	501,898	427,975
Total LHC Group, Inc. stockholders’ equity	1,389,036	1,316,925
Noncontrolling interest — non-redeemable	92,894	107,549
Total equity	1,481,930	1,424,474
Total liabilities and equity	$2,097,864	$1,928,715
See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net service revenue	$528,499	$507,043	$1,548,926	$1,300,121
Cost of service revenue	334,768	322,196	981,620	831,818
Gross margin	193,731	184,847	567,306	468,303
General and administrative expenses	146,829	149,572	440,634	390,817
Other intangible impairment charge	197	345	7,534	1,123
Operating income	46,705	34,930	119,138	76,363
Interest expense	(2,596)	(3,264)	(8,533)	(7,916)
Income before income taxes and noncontrolling interest	44,109	31,666	110,605	68,447
Income tax expense	9,508	6,685	22,665	14,832
Net income	34,601	24,981	87,940	53,615
Less net income attributable to noncontrolling interests	4,534	3,751	14,017	10,593
Net income attributable to LHC Group, Inc.’s common stockholders	$30,067	$21,230	$73,923	$43,022

Earnings per share:
Basic	$0.97	$0.69	$2.39	$1.63
Diluted	$0.96	$0.68	$2.37	$1.61
Weighted average shares outstanding:
Basic	30,971	30,750	30,919	26,393
Diluted	31,247	31,084	31,203	26,641

See accompanying notes to the condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2018	$356	35,636,414	$(49,374)	4,958,721	$937,968	$427,975	$107,549	$1,424,474
Net income	—	—	—	—	—	18,856	1,686	20,542
Acquired noncontrolling interest	—	—	—	—	—	—	820	820
Noncontrolling interest distributions	—	—	—	—	—	—	(6,799)	(6,799)
NCI acquired, net of sales	—	—	—	—	—	—	(18,000)	(18,000)
Nonvested stock compensation	—	—	—	—	1,804	—	—	1,804
Restricted share grants	2	174,562	—	—	—	—	—	2
Treasury shares redeemed to pay income tax	—	—	(7,577)	85,509	(115)	—	—	(7,692)
Issuance of common stock under Employee Stock Purchase Plan	—	5,357	—	—	478	—	—	478
Balance as of March 31, 2019	$358	35,816,333	$(56,951)	5,044,230	$940,135	$446,831	$85,256	$1,415,629
Net income	—	—	—	—	—	25,000	1,897	26,897
Acquired noncontrolling interest	—	—	—	—	—	—	6,170	6,170
Noncontrolling interest distributions	—	—	—	—	—	—	(2,026)	(2,026)
NCI acquired, net of sales	—	—	—	—	(1,283)	—	531	(752)
Nonvested stock compensation	—	—	—	—	2,588	—	—	2,588
Restricted share grants	—	17,145	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(942)	8,697	30	—	—	(912)
Issuance of common stock under Employee Stock Purchase Plan	—	4,301	—	—	453	—	—	453
Balance as of June 30, 2019	$358	35,837,779	$(57,893)	5,052,927	$941,923	$471,831	$91,828	$1,448,047
Net income	—	—	—	—	—	30,067	1,479	31,546
Acquired noncontrolling interest	—	—	—	—	—	—	1,868	1,868
Noncontrolling interest distributions	—	—	—	—	—	—	(2,162)	(2,162)
NCI acquired, net of sales	—	—	—	—	819	—	(119)	700
Nonvested stock compensation	—	—	—	—	1,990	—	—	1,990
Restricted share grants	1	14,799	—	—	—	—	—	1
Treasury shares redeemed to pay income tax	—	—	(903)	7,339	234	—	—	(669)
Issuance of common stock under Employee Stock Purchase Plan	—	5,360	—	—	609	—	—	609
Balance as of September 30, 2019	$359	35,857,938	$(58,796)	5,060,266	$945,575	$501,898	$92,894	$1,481,930

See accompanying notes to condensed consolidated financial statements.

	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2017	$226	22,640,046	$(42,249)	4,890,504	$126,490	$364,401	$57,723	$506,591
Net income	—	—	—	—	—	4,995	597	5,592
Acquired noncontrolling interest	—	—	—	—	—	—	1,235	1,235
Noncontrolling interest distributions	—	—	—	—	—	—	(615)	(615)
Sale of noncontrolling interest	—	—	—	—	(2,029)	—	5,583	3,554
Purchase of additional controlling interest	—	—	—	—	(44)	—	(12)	(56)
Nonvested stock compensation	—	—	—	—	1,601	—	—	1,601
Issuance of vested stock	2	165,567	—	—	(2)	—	—	—
Treasury shares redeemed to pay income tax	—	—	(3,467)	56,772	—	—	—	(3,467)
Issuance of common stock under Employee Stock Purchase Plan	—	5,534	—	—	332	—	—	332
Balance as of March 31, 2018	$228	22,811,147	$(45,716)	4,947,276	$126,348	$369,396	$64,511	$514,767
Net income	—	—	—	—	—	16,797	1,390	18,187
Acquired noncontrolling interest	—	—	—	—	—	—	35,239	35,239
Noncontrolling interest distributions	—	—	—	—	—	—	(504)	(504)
Sale of noncontrolling interest	—	—	—	—	(591)	—	—	(591)
Nonvested stock compensation	—	—	—	—	2,318	—	—	2,318
Issuance of vested stock	—	10,818	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(628)	6,389	—	—	—	(628)
Merger consideration	127	12,765,288	—	—	795,278	—	—	795,405
Issuance of common stock under Employee Stock Purchase Plan	—	5,171	—	—	302	—	—	302
Balance as of June 30, 2018	$355	35,592,424	$(46,344)	4,953,665	$923,655	$386,193	$100,636	$1,364,495
Net income	—	—	—	—	—	21,230	1,321	22,551
Acquired noncontrolling interest	—	—	—	—	—	—	1,671	1,671
Noncontrolling interest distributions	—	—	—	—	—	—	(544)	(544)
Purchase of additional controlling interest	—	—	—	—	7,705	—	(359)	7,346
Nonvested stock compensation	—	—	—	—	3,417	—	—	3,417
Issuance of vested stock	—	34,970	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(2,624)	4,758	—	—	—	(2,624)
Issuance of common stock under Employee Stock Purchase Plan	1	4,682	—	—	381	—	—	382
Balance as of September 30, 2018	$356	35,632,076	$(48,968)	4,958,423	$935,158	$407,423	$102,725	$1,396,694

See accompanying notes to condensed consolidated financial statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$87,940	$53,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,812	11,986
Amortization of operating lease right of use asset	22,952	—
Stock-based compensation expense	6,382	7,336
Deferred income taxes	8,102	2,915
Loss (gain) on disposal of assets	337	4
Impairment of intangibles and other	7,534	1,123
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(42,928)	(5,693)
Prepaid expenses and other assets	2,018	(7,489)
Prepaid income taxes	8,258	9,710
Accounts payable and accrued expenses	(4,668)	13,862
Income taxes payable	(715)	(313)
Net amounts due to/from governmental entities	(3,234)	(722)
Net cash provided by operating activities	104,790	86,334
Investing activities:
Purchases of property, building and equipment	(15,401)	(18,889)
Cash paid for acquisitions, net of cash acquired	(54,120)	9,070
Net cash used in investing activities	(69,521)	(9,819)
Financing activities:
Proceeds from line of credit	84,000	292,084
Payments on line of credit	(87,000)	(300,884)
Proceeds from employee stock purchase plan	1,540	1,015
Payments on debt	(7,650)	(196)
Payments on deferred financing fees	—	(1,881)
Noncontrolling interest distributions	(18,944)	(8,720)
Withholding taxes paid on stock-based compensation	(9,422)	(6,719)
Purchase of additional controlling interest	(18,763)	(412)
Exercise of options	153	—
Sale of noncontrolling interest	756	3,322
Net cash used in financing activities	(55,330)	(22,391)
Change in cash	(20,061)	54,124
Cash at beginning of period	49,363	2,849
Cash at end of period	$29,302	$56,973
Supplemental disclosures of cash flow information:
Interest paid	$8,549	$6,127
Income taxes paid	$8,015	$2,929
Non-cash operating activity: The Company recorded $115.2 million in operating lease right of use assets in exchange for lease obligations.
Non-cash investing activity: The Company accrued $1.5 million for capital expenditures primarily related to the home office expansion project at the nine months ended September 30, 2019.
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
On April 1, 2018, the Company completed a "merger of equals" business combination (the "Merger") with Almost Family, Inc. ("Almost Family"). As a result, the financial results of the Company for the three and nine month periods in 2019 include the operating results of Almost Family, while the financial results of the Company with the addition of Almost Family start to be reflected during the second quarter of 2018. See Note 3 to Condensed Consolidated Financial Statements.
As of September 30, 2019, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements operated 809 service locations in 35 states within the continental United States and the District of Columbia.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, and the related unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018, condensed consolidated statements of changes in equity for the nine months ended September 30, 2019 and 2018, condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, and related notes (collectively, these financial statements are referred to as the "interim financial statements" and together with the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Critical Accounting Policies
The Company’s most critical accounting policies relate to revenue recognition and implicit price concessions.
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Home health:
Medicare	69.7%	72.0%	70.6%	72.2%
Managed Care, Commercial, and Other	30.3	28.0	29.4	27.8
	100.0%	100.0%	100.0%	100.0%
Hospice:
Medicare	89.8%	88.4%	91.6%	90.5%
Managed Care, Commercial, and Other	10.2	11.6	8.4	9.5
	100.0%	100.0%	100.0%	100.0%
Home and Community-Based Services:
Medicaid	21.8%	23.8%	23.7%	23.4%
Managed Care, Commercial, and Other	78.2	76.2	76.3	76.6
	100.0%	100.0%	100.0%	100.0%
Facility-Based Services:
Medicare	59.3%	56.7%	56.6%	59.9%
Managed Care, Commercial, and Other	40.7	43.3	43.4	40.1
	100.0%	100.0%	100.0%	100.0%
HCI:
Medicare	17.1%	16.8%	20.7%	21.1%
Managed Care, Commercial, and Other	82.9	83.2	79.3	78.9
	100.0%	100.0%	100.0%	100.0%

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
Contingent Service Revenues
The Company’s Healthcare Innovations ("HCI") segment provides strategic health management services to Accountable Care Organizations (“ACOs”) that have been approved to participate in the Medicare Shared Savings Program (“MSSP”).  The HCI segment maintains service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any.  ACOs are legal entities that contract with Centers for Medicare and Medicaid Services ("CMS") to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for the individual, improving health for populations and lowering costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each calendar year. As of September 30, 2019, the Company recognized $2.9 million related to potential MSSP payments for savings generated for the program periods that ended December 31, 2018, if any, as it remains unclear as to if performance obligations have been met by any ACO served by the HCI segment.
Patient Accounts Receivable

The Company reports patient accounts receivable net of estimates of variable consideration and implicit price concessions. Patient accounts receivable are uncollateralized and primarily consist of amounts due from Medicare, Medicaid, other third-party payors, and to a lesser degree patients. The Company establishes allowances for explicit and implicit price concessions to reduce the carrying amount of such receivables to their estimated net realizable value. The credit risk associated with receivables from other payors is limited due to the significance of Medicare as the primary payor. The Company believes the credit risk associated with its Medicare accounts, which have historically exceeded 50% of its patient accounts receivable, is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The C ompany does not believe that there are any other significant concentrations of receivables from any particular payor that would subject it to any significant credit risk in the collection of patient accounts receivable.

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
The following table sets forth shares used in the computation of basic and diluted per share information and, with respect to the data provided for the three and nine months ended September 30, 2019 (amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average number of shares outstanding for basic per share calculation	30,971	30,750	30,919	26,393
Effect of dilutive potential shares:
Nonvested stock	276	334	284	248
Adjusted weighted average shares for diluted per share calculation	31,247	31,084	31,203	26,641
Anti-dilutive shares	4	16	141	58

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

Adoption of this standard increased total assets and total liabilities by $84.6 million on January 1, 2019, primarily for the Company's operating leased office space for locations in each segment. The adoption did not change the Company's leasing activities. ASU 2016-02 also provides practical expedients for an entity's ongoing accounting. The Company elected the short-term recognition exemption for certain medical devices and storage space leases that qualify, which means it did not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases of these assets in transition. See Note 9 of the Notes to Condensed Consolidated Financial Statements.
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

Acquisitions
The Company acquired the majority-ownership of 14 home health agencies, six hospice agencies, two home and community-based agencies, and one LTACH location during the nine months ended September 30, 2019. The total aggregate purchase price for these transactions was $57.9 million, of which $54.1 million was paid in cash. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.

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

The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired during the nine months ended September 30, 2019:

Consideration
Cash	$54,120
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Trade name	6,685
Certificates of need/licenses	7,430
Other assets and (liabilities), net	(3,235)
Total identifiable assets	10,880
Noncontrolling interest	8,858
Goodwill, including noncontrolling interest of $6,367	$52,098

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

Joint Venture Activities

During the nine months ended September 30, 2019, the Company acquired the minority ownership interests associated with certain agencies previously operated within three of its equity joint ventures, whereby such agencies became wholly-owned subsidiaries of the Company. The total consideration for the purchase of such ownership interests was $18.8 million, which was paid in cash. These transactions were accounted for as equity transactions.

During the nine months ended September 30, 2019, the Company sold minority ownership interests associated with three home health agencies. The total consideration for the sale of such ownership interests was $4.2 million. The transaction was accounted for as an equity transaction.
4. Goodwill and Intangibles
The changes in recorded goodwill and intangible assets by reporting unit for the nine months ended September 30, 2019 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Home and community-based services reporting unit	Facility-based reporting unit	HCI reporting unit	Total
Goodwill
Balance as of December 31, 2018	$822,602	$118,583	$165,583	$14,194	$40,755	$1,161,717
Acquisitions	38,471	5,771	551	938	—	45,731
Noncontrolling interests	4,248	1,569	—	550	—	6,367
Adjustments and disposals	595	1,215	495	—	107	2,412
Balance as of September 30, 2019	$865,916	$127,138	$166,629	$15,682	$40,862	$1,216,227
Intangible assets
Balance as of December 31, 2018	$215,382	$37,010	$23,948	$4,147	$16,892	$297,379
Acquisitions	11,863	1,783	154	1,202	—	15,002
Adjustments and disposals	(7,612)	1,283	(1)	(1)	(582)	(6,913)
Amortization	(363)	(72)	(3)	(29)	(484)	(951)
Balance as of September 30, 2019	$219,270	$40,004	$24,098	$5,319	$15,826	$304,517

The allocation of goodwill from acquisitions purchased during the nine months ended September 30, 2019 for each reporting unit is preliminary and subject to change once the valuation analysis required by ASC 805, Business Combinations is finalized.
In assigning fair value acquired in acquisitions as required by ASC 805, Business Combinations, the Company had assigned fair value to Certificates of need or license moratoria, as applicable, in certain states. During the nine months ended September 30, 2019, the Company recorded $6.0 million of moratoria impairment as a result of the Centers for Medicare and Medicaid Services (“CMS”) action to remove all federal moratoria with regard to Medicare provider enrollment. Additionally, the Company recorded $1.5 million of disposals of intangible assets, which consist of licenses and Certificates of needs, due to the closure of underperforming locations. The disposal and impairment were classified in impairment of intangibles and other on the Company's consolidated statements of income.
The following tables summarize the changes in intangible assets during the nine months ended September 30, 2019 and December 31, 2018 (amounts in thousands):

	2019	2018
Indefinite-lived intangible assets:
Trade Names	$162,780	$156,049
Certificates of Need/Licenses	129,121	128,577
Net Total	$291,901	$284,626

Definite-lived intangible assets:
Trade Names
Gross carrying amount	$10,182	$10,127
Accumulated amortization	(9,157)	(8,817)
Net total	$1,025	$1,310
Non-compete agreements
Gross carrying amount	$6,739	$5,980
Accumulated amortization	(5,904)	(5,729)
Net total	$835	$251
Customer relationships
Gross carrying amount	$11,822	$11,822
Accumulated amortization	(1,066)	(630)
Net total	$10,756	$11,192
Total definite-lived intangible assets
Gross carrying amount	$28,743	$27,929
Accumulated amortization	(16,127)	(15,176)
Net total	$12,616	$12,753

Total intangible assets:
Gross carrying amount	$320,644	$312,555
Accumulated amortization	(16,127)	(15,176)
Net total	$304,517	$297,379

Remaining useful lives for trade names, customer relationships, and non-compete agreements were 8.1, 18.4, and 3.0 years, respectively, at September 30, 2019. Similar periods at December 31, 2018 were 8.8, 19.3, and 2.8 years for trade names, customer relationships, and non-compete agreements, respectively. Amortization expense was recorded in general and administrative expenses.

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
Revolving loans under the Credit Agreement bear interest at, as selected by the Company, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5% (2) the Prime Rate in effect on such day and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum, with pricing varying based on the Company's quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon the Company’s quarterly consolidated Leverage Ratio. The Base Rate as of September 30, 2019 was 5.75% and the LIBOR rate was 3.81%. As of September 30, 2019, the effective interest rate on outstanding borrowings under the New Credit Agreement was 3.81%.
As of September 30, 2019, the Company had $232.0 million drawn, letters of credit issued in the amount of $22.3 million, and $245.7 million of remaining borrowing capacity available under the Credit Agreement. At December 31, 2018, the Company had $235.0 million drawn and letters of credit issued in the amount of $30.4 million under the Credit Facility.
Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with its debt covenants under the Credit Agreement at September 30, 2019.
6. Stockholder’s Equity
Equity Based Awards
The 2018 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The total number of shares of the Company's common stock originally reserved were 2,210,544 shares of our common stock and a total of 2,026,479 shares are currently available for issuance. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company’s common stock as of the date of grant.
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
Share Based Compensation
Nonvested Stock
During the nine months ended September 30, 2019, the Company granted 10,800 and 3,600 nonvested shares of common stock to independent directors and members of the Transitional Advisory Council, respectively, under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares vest 100% on the one year anniversary date. During the nine months ended September 30, 2019, one new director was granted 3,500 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, which shares vest 33% at the grant date, then 33% on each of the first two anniversaries of the grant date.
During the nine months ended September 30, 2019, employees were granted 146,095 nonvested shares of common stock pursuant to the 2018 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the nine months ended September 30, 2019 was $69.50.
The following table represents the share grants activity for the nine months ended September 30, 2019:

	Restricted stock		Options
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Share grants outstanding as of December 31, 2018	574,285	$49.68	161,807	$38.08
Granted	163,995	$109.65	—	$—
Vested or exercised	(220,691)	$45.02	(56,738)	$31.64
Share grants outstanding as of September 30, 2019	517,589	$69.50	105,069	$40.64

As of September 30, 2019, there was $27.1 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.12 years. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight line basis for shares of common stock that vest over time. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods if actual forfeitures differ to ensure that total compensation expense recognized is at least equal to the value of vested awards. The Company recorded $2.0 million and $6.4 million of compensation expense related to nonvested stock grants for the three and nine months ended September 30, 2019, respectively. The Company recorded $3.4 million and $7.3 million of compensation expense related to nonvested stock grants for the three and nine months ended September 30, 2018, respectively.
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
The table below details the shares of common stock issued during 2019:

	Number of shares	Per share price
Shares available as of December 31, 2018	152,344
Shares issued during the three months ended March 31, 2019	5,357	$89.19
Shares issued during the three months ended June 30, 2019	4,301	$105.36
Shares issued during the three months ended September 30, 2019	5,360	$113.60
Shares available as of September 30, 2019	137,326

Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock or the exercise of stock options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the nine months ended September 30, 2019, the Company redeemed 69,213 shares of common stock valued at $7.7 million, related to share vesting tax obligations. In addition, the Company redeemed 29,849 shares of common stock valued at $1.6 million, related to the exercise of options. Such shares are held as treasury stock and are available for reissuance by the Company.
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
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of September 30, 2019, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
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
The carrying amount of each redeemable equity instrument presented in temporary equity for the nine months ended September 30, 2019 is not less than the initial amount reported for each instrument.

The following table summarizes the activity of noncontrolling interest-redeemable for the nine months ended September 30, 2019 (amounts in thousands):

Balance as of December 31, 2018	$14,596
Net income attributable to noncontrolling interest-redeemable	8,955
Noncontrolling interest-redeemable distributions	(7,957)
Balance as of September 30, 2019	$15,594

9. Leases

The Company adopted ASU 2016-02 on January 1, 2019, which resulted in the recognition of a right to use asset and liability for certain operating leases on the Company's Condensed Consolidated Balance Sheets at January 1, 2019. The Company determines if a contract contains a lease at inception and recognizes operating lease right of use assets and operating lease liabilities based on the present value of the future minimum lease payments at the lease commencement date. The Company's leases do not provide implicit rates. Therefore, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. Lease expense is recognized on a straight-line basis over the lease term.

The Company's operating lease obligations relate to office leases, which have remaining lease terms up to nine years. Some lease obligations include options to extend the leases based on individual lease agreements and may include options to terminate the leases within one year. The Company elected the 'package of practical expedient', which permitted the Company to not recognize the operating lease right of use assets or liabilities for short term leases, which are those leases with a term of twelve months or less at the lease commencement date. Expenses associated with lease expense was $11.7 million and $37.5 million for the three and nine months ended September 30, 2019, respectively.

Information related to the Company's operating lease right of use assets and related lease liabilities for the office leases were as follows (amounts in thousands):

Nine Months Ended September 30, 2019
Cash paid for operating lease liabilities	$22,034
Right-of-use assets obtained in exchange for new operating lease liabilities	$115,161
Weighted-average remaining lease term	4.68 years
Weighted-average discount rate	4.81%

Maturities of operating lease liabilities as of September 30, 2019 were as follows (amounts in thousands):

Year ending December 31,
2019 (remaining)	$7,597
2020	28,099
2021	22,550
2022	14,660
2023 (and thereafter)	27,022
Total future minimum lease payments	99,928
Less: Imputed interest	(458)
Total	$99,470

10. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the nine months ended September 30, 2019, the carrying value of the Company’s long-term debt approximates fair value, as the interest rates approximate current rates.

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
The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended September 30, 2019
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$375,599	$62,028	$53,411	$28,715	$8,746	$528,499
Cost of service revenue	237,414	35,819	39,694	18,508	3,333	334,768
General and administrative expenses	108,318	15,218	10,809	9,498	2,986	146,829
Other intangible impairment charge	197	—	—	—	—	197
Operating income	29,670	10,991	2,908	709	2,427	46,705
Interest expense	(1,758)	(310)	(272)	(174)	(82)	(2,596)
Income before income taxes and noncontrolling interest	27,912	10,681	2,636	535	2,345	44,109
Income tax expense	5,900	1,689	1,299	144	476	9,508
Net income	22,012	8,992	1,337	391	1,869	34,601
Less net income (loss) attributable to non controlling interests	3,577	1,213	(180)	(67)	(9)	4,534
Net income attributable to LHC Group, Inc.'s common stockholder	$18,435	$7,779	$1,517	$458	$1,878	$30,067
Total assets	$1,458,991	$235,865	$243,779	$88,905	$70,324	$2,097,864

	Three Months Ended September 30, 2018
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$360,000	$52,962	$52,773	$27,891	$13,417	$507,043
Cost of service revenue	222,765	34,540	39,860	20,146	4,885	322,196
General and administrative expenses	105,112	14,685	12,922	9,823	7,030	149,572
Other intangible impairment charge	345	—	—	—	—	345
Operating income (loss)	31,778	3,737	(9)	(2,078)	1,502	34,930
Interest expense	(2,284)	(491)	(163)	(163)	(163)	(3,264)
Income (loss) before income taxes and noncontrolling interest	29,494	3,246	(172)	(2,241)	1,339	31,666
Income tax expense (benefit)	6,209	774	(74)	(541)	317	6,685
Net income (loss)	23,285	2,472	(98)	(1,700)	1,022	24,981
Less net income (loss) attributable to noncontrolling interests	3,425	386	(87)	27	—	3,751
Net income (loss) attributable to LHC Group, Inc.'s common stockholders	$19,860	$2,086	$(11)	$(1,727)	$1,022	$21,230
Total assets	$1,316,792	$203,921	$246,963	$61,089	$81,999	$1,910,764

	Nine Months Ended September 30, 2019
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$1,113,887	$168,821	$157,610	$84,391	$24,217	$1,548,926
Cost of service revenue	694,082	103,853	119,054	53,812	10,819	981,620
General and administrative expenses	322,115	45,167	33,004	28,010	12,338	440,634
Other intangible impairment charge	7,263	271	—	—	—	7,534
Operating income	90,427	19,530	5,552	2,569	1,060	119,138
Interest expense	(5,919)	(976)	(857)	(524)	(257)	(8,533)
Income before income taxes and noncontrolling interest	84,508	18,554	4,695	2,045	803	110,605
Income tax expense	17,178	3,716	1,279	297	195	22,665
Net income	67,330	14,838	3,416	1,748	608	87,940
Less net income (loss) attributable to non controlling interests	11,305	2,712	(757)	779	(22)	14,017
Net income attributable to LHC Group, Inc.'s common stockholder	$56,025	$12,126	$4,173	$969	$630	$73,923

	Nine Months Ended September 30, 2018
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$924,463	$146,142	$119,617	$86,345	$23,554	$1,300,121
Cost of service revenue	576,416	95,557	90,331	59,102	10,412	831,818
General and administrative expenses	277,075	43,090	28,664	29,571	12,417	390,817
Other intangible impairment charge	636	—	—	487	—	1,123
Operating income	70,336	7,495	622	(2,815)	725	76,363
Interest expense	(5,627)	(1,181)	(393)	(395)	(320)	(7,916)
Income (loss) before income taxes and noncontrolling interest	64,709	6,314	229	(3,210)	405	68,447
Income tax expense (benefit)	14,022	1,368	50	(695)	87	14,832
Net income (loss)	50,687	4,946	179	(2,515)	318	53,615
Less net income (loss) attributable to noncontrolling interests	9,472	1,215	(157)	129	(66)	10,593
Net income (loss) attributable to LHC Group, Inc.'s common stockholders	$41,215	$3,731	$336	$(2,644)	$384	$43,022

12. Income Taxes

The effective tax rate for the nine months ended September 30, 2019 and 2018 benefited from $3.0 million and $2.1 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company’s unrecognized tax benefits would affect the tax rate, if recognized.  The Company includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheets.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. As of September 30, 2019 and December 31, 2018, the Company recognized $3.6 million and $4.3 million, respectively, in unrecognized tax benefits.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after September 30, 2019;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any regulatory changes or anticipated regulatory changes;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in future interpretations of fraud, anti-kickback, or other laws.
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

OVERVIEW
General
We provide quality, cost-effective post-acute health care services to our patients. As of September 30, 2019, we have 809 service providers in 35 states within the continental United States and the District of Columbia. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services primarily offered through our long-term acute care hospitals (“LTACHs”), and (5) healthcare innovations services ("HCI"). We intend to increase the number of service providers within each of our segments that we operate through continued acquisitions, joint ventures, and organic development.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of September 30, 2019, we operated 555 home health services locations, of which 352 are wholly-owned, 199 are majority-owned through equity joint ventures, two are under license lease arrangements, and the operations of the remaining two locations are only managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of September 30, 2019, we operated 109 hospice locations, of which 53 are wholly-owned, 54 are majority-owned through equity joint ventures, and two are under license lease arrangements.
Through our home and community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of September 30, 2019, we operated 105 home and community-based services locations, of which 95 are wholly-owned and 10 are majority-owned through equity joint ventures.
We provide facility-based services principally through our LTACHs. As of September 30, 2019, we operated 11 LTACHs with 13 locations, all but three of which are located within host hospitals. We also operate one skilled nursing facility, two pharmacies, a family health center, a rural health clinic, and 12 therapy clinics. Of these facility-based services locations, 19 are wholly-owned, and 11 are majority-owned through equity joint ventures.
Our HCI segment reports on our developmental activities outside its other business segments.  The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have 10 HCI locations, of which nine are wholly-owned and one is majority-owned through an equity joint venture.
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of September 30, 2019, the Joint Commission had accredited 473 of our 555 home health services locations and 85 of our 109 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reporting segment	2019	2018	2019	2018
Home health services	71.1%	71.0%	71.9%	71.1%
Hospice services	11.7	10.5	10.9	11.3
Home and community-based services	10.1	10.4	10.2	9.2
Facility-based services	5.4	5.5	5.4	6.6
Healthcare innovations services	1.7	2.6	1.6	1.8
	100.0%	100.0%	100.0%	100.0%

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
Home health
On October 31, 2019, CMS issued its final rule regarding Medicare reimbursements for the calendar year 2020. Beginning on January 1, 2020, CMS will implement the Patient Driven Groupings Model ("PDGM") prospective payment system, as mandated by the Bipartisan Budget Act of 2018. Under PDGM, the initial certification of Medicare patient eligibility, plan of care, and comprehensive assessment will remain valid for 60-day episodes of care, but payments for Medicare home health services will be made based upon 30-day payment periods. The national, standardized 30-day Medicare payment amount will be $1,864.03, resulting in a 1.3% increase in payments. The rule implements the 1.5% Medicare home health payment update mandated by the Bipartisan Budget Act of 2018, offset by a 0.2% decrease due to the rural add-on. The final rule also adjusts PDGM case-mix weights, which implements the removal of therapy thresholds for payments. For Medicare payments associated with low utilization payment adjustments ("LUPAs") under PDGM, the threshold will vary for a 30-day period depending on the PDGM payment group. The 30-day payment amounts will be for 30-day periods of care beginning on and after January 1, 2020. There will be a transition period for home health episodes that span the implementation date of January 1, 2020, whereby payments for those services rendered during those episodes will be made under the national, standardized 60-day episode payments. CMS will also reduce a request for anticipated payment ("RAP") payments to 20% for existing home health providers. CMS finalized its proposal to eliminate RAP payments for calendar year 2021, and will require home health providers to submit "no pay" RAPs during that year. Beginning January 1, 2021, home health providers will be required to submit a Notice of Admission ("NOA") within five calendar days of the first 30-day period and within five calendar days of the day 31 for the second, subsequent 30-day period. CMS also finalized a policy allowing therapy assistants to provide maintenance therapy services in the home and modified certain requirements relating to the home health plan of care.
The final rule also includes the public reporting of Total Performance Score ("TPS") and TPS percentile ranking for each home health agency in the nine model states that qualifies for a payment adjustment under the Home Health Value-Based Purchasing model for fiscal year 2020. CMS also made some changes to the Home Health Quality Reporting Program.
CMS also finalized its proposal for payment for home infusion therapy.
Hospice
On July 31, 2019, CMS issued a final rule, which would update the hospice wage index, payment rates, and cap amount for fiscal year 2020. CMS finalized a net 2.6% market basket update, which is calculated from the 2020 hospital market basket update of 3.0%, reduced by multifactor productivity adjustment, as mandated by the Affordable Care Act, of 0.4 percentage points. CMS is also rebasing payments for Continuous Home Care, Inpatient Respite Care, and General Inpatient Care to approximate costs in a budget neutral manner, which will result in a 2.7% decrease in rates for Routine Home Care to achieve budget neutrality. Also, 2020 hospice cap amount will be $29,964.98. CMS finalized the removal of the one year wage index lag and will use the current year's wage index to geographically wage adjust hospice payments, and changes to the Hospice Election Statement.

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

RESULTS OF OPERATIONS
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the three months ended September 30, 2019 and 2018 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2019			2018			Increase (Decrease)
Net service revenue	$528,499			$507,043			$21,456
Cost of service revenue	334,768	63.3%		322,196	63.5%		12,572
General and administrative expenses	146,829	27.8		149,572	29.5		(2,743)
Other intangible impairment charge	197			345			(148)
Interest expense	(2,596)			(3,264)			(668)
Income tax expense	9,508	27.9	(1)	6,685	28.2	(1)	2,823
Net income attributable to noncontrolling interests	4,534			3,751			783
Net income attributable to LHC Group, Inc.’s common stockholders	$30,067			$21,230			$8,837

(1)
Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized and a change in our unrecognized tax position. For a discussion of our unrecognized tax position, which was assumed with the Merger on April 1, 2018, see Note 12 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended September 30, 2019 and the related change from the same period in 2018 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; net service revenue excludes implicit price concessions):

Three Months Ended September 30, 2019
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired(4)	Total	Total Growth (Loss) %
Home health services
Revenue	$230,097	$—	$230,097	7.9%	$151,205	$381,302	4.5%
Revenue Medicare	$152,920	$—	$152,920	4.1	$110,395	$263,315	1.0
Admissions	57,634	—	57,634	11.1	40,013	97,647	5.4
Medicare Admissions	32,831	—	32,831	5.4	24,665	57,496	0.7
Average Census	47,248	—	47,248	7.2	29,657	76,905	1.9
Average Medicare Census	29,624	—	29,624	2.6	19,392	49,016	(1.9)
Home Health Episodes	54,893	—	54,893	3.6	37,063	91,956	(1.5)
Hospice services
Revenue	$47,678	$—	$47,678	6.0	$10,506	$58,184	8.2
Revenue Medicare	$43,980	$—	$43,980	12.7	$9,536	$53,516	13.6
Admissions	3,674	—	3,674	2.1	848	4,522	(0.8)
Medicare Admissions	3,213	—	3,213	2.2	774	3,987	1.4
Average Census	3,481	—	3,481	9.2	706	4,187	11.3
Average Medicare Census	3,244	—	3,244	10.7	639	3,883	12.5
Patient days	323,748	—	323,748	10.5	61,416	385,164	11.3
Home and community-based services
Revenue	$15,411	$—	$15,411	4.3	$39,160	$54,571	2.0
Billable hours	674,954	—	674,954	40.0	1,602,030	2,276,984	(0.8)
Facility-based services
LTACHs
Revenue	$25,849	$—	$25,849	8.5	$203	$26,052	1.8
Patient days	18,776	—	18,776	(8.9)	142	18,918	(12.5)
Other facility-based services
Revenue	$3,135	$—	$3,135	7.6	$—	$3,135	7.6
HCI
Revenue	$—	$—	$—	—	$8,782	$8,782	(34.9)
Consolidated
Revenue	$322,170	$—	$322,170	7.5	$209,856	$532,026	3.5

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

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
Organic revenue increased in our LTACHs during the three months ended September 30, 2019 due to patients meeting LTACH criteria and increase in overall case mix. Our patient days decreased in our LTACHs due to the closure of two locations during the latter part of 2018.

HCI revenue decreased due to the closure of one HCI location during the latter part of 2018.
The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concession, to net service revenue recognized for the three months ended September 30, 2019 and 2018 (amounts in thousands, except percentages, which are percentages of consolidated revenue):

	Three Months Ended September 30,
	2019	% of Net Service Revenue	2018	% of Net Service Revenue
Revenue	$532,026		$514,118
Less: Implicit price concession	3,527	0.7%	7,075	1.4%
Net service revenue	$528,499		$507,043
The total implicit price concession in the three months ended September 30, 2019 decreased as a percentage of revenue compared to the same period in 2018 as the AFAM legacy hospice location collection rates are becoming more consistent with our legacy cash collection.
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended September 30,
	2019		2018
Home health services
Salaries, wages and benefits	$217,510	57.9%	$203,463	56.5%
Transportation	11,161	3.0	11,450	3.2
Supplies and services	8,743	2.3	7,852	2.2
Total	$237,414	63.2%	$222,765	61.9%
Hospice services
Salaries, wages and benefits	$26,336	42.5%	$24,763	46.8%
Transportation	2,023	3.3	1,931	3.6
Supplies and services	7,460	12.0	7,846	14.8
Total	$35,819	57.8%	$34,540	65.2%
Home and community-based services
Salaries, wages and benefits	$38,943	72.9%	$39,100	74.1%
Transportation	534	1.0	576	1.1
Supplies and services	217	0.4	184	0.3
Total	$39,694	74.3%	$39,860	75.5%
Facility-based services
Salaries, wages and benefits	$13,302	46.3%	$13,784	49.4%
Transportation	76	0.3	89	0.3
Supplies and services	5,130	17.9	6,273	22.5
Total	$18,508	64.5%	$20,146	72.2%
HCI
Salaries, wages and benefits	$3,196	36.5%	$4,674	34.8%
Transportation	99	1.1	177	1.3
Supplies and services	38	0.4	34	0.3
Total	$3,333	38.0%	$4,885	36.4%
Consolidated
Total	$334,768	63.3%	$322,196	63.5%
Consolidated cost of service revenue increased $12.6 million from 2018 to 2019, but as a percentage of net service revenue remained relatively flat with it being 63.5% in 2018 to 63.3% in 2019. We were able to maintain a consistent level of cost as a percentage of net service revenue by continuing to realize the synergies associated with the integration of the AFAM locations and realized improved collections of net service revenue as the operations come to a completion in the integration of AFAM locations.

General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended September 30,
	2019		2018
Home health services
General and administrative	$105,761	28.2%	$102,633	28.5%
Depreciation and amortization	2,557	0.7	2,479	0.7
Total	$108,318	28.9%	$105,112	29.2%
Hospice services
General and administrative	$14,763	23.8%	$14,048	26.5%
Depreciation and amortization	455	0.7	637	1.2
Total	$15,218	24.5%	$14,685	27.7%
Home and community-based services
General and administrative	$10,471	19.6%	$12,771	24.2%
Depreciation and amortization	338	0.6	151	0.3
Total	$10,809	20.2%	$12,922	24.5%
Facility-based services
General and administrative	$8,713	30.3%	$9,056	32.5%
Depreciation and amortization	785	2.7	767	2.7
Total	$9,498	33.0%	$9,823	35.2%
HCI
General and administrative	$2,709	31.0%	$6,624	49.4%
Depreciation and amortization	277	3.2	406	3.0
Total	$2,986	34.2%	$7,030	52.4%
Consolidated
Total	$146,829	27.8%	$149,572	29.5%
Consolidated general and administrative expenses decreased $2.7 million from 2018 to 2019 and improved as a percentage of net service revenue from 29.5% to 27.8%, respectively. The overall improvement was primarily due to a realization of staffing efficiencies associated with our continued integration of AFAM locations and the overall closure of two LTACH locations and one HCI location during the latter part of 2018.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the nine months ended September 30, 2019 and 2018 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2019			2018			Increase (Decrease)
Net service revenue	$1,548,926			$1,300,121			$248,805
Cost of service revenue	981,620	63.4%		831,818	64.0%		149,802
General and administrative expenses	440,634	28.4		390,817	30.1		49,817
Other intangible impairment charge	7,534			1,123			6,411
Interest expense	(8,533)			(7,916)			617
Income tax expense	22,665	27.7	(1)	14,832	27.5	(1)	7,833
Net income attributable to noncontrolling interests	14,017			10,593			3,424
Net income attributable to LHC Group, Inc.’s common stockholders	$73,923			$43,022			$30,901

(1)
Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized and a change in our unrecognized tax position. For a discussion of our unrecognized tax position, which was assumed with the Merger on April 1, 2018, see Note 12 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the nine months ended September 30, 2019 and the related change from the same period in 2018 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; net service revenue excludes implicit price concessions):

Nine Months Ended September 30, 2019
	Same Store(1)	De Novo(2)	Organic(3)	Organic Growth (Loss) %	Acquired (4)	Total	Total Growth (Loss) %
Home health services
Revenue	$679,286	$—	$679,286	7.2%	$449,393	$1,128,679	20.3%
Revenue Medicare	$453,550	$—	$453,550	3.5	$335,723	$789,273	18.2
Admissions	169,501	—	169,501	8.6	117,018	286,519	19.5
Medicare Admissions	98,383	—	98,383	2.5	73,960	172,343	15.5
Average Census	46,910	—	46,910	5.1	29,663	76,573	0.6
Average Medicare Census	29,644	—	29,644	—	19,774	49,418	(2.7)
Home Health Episodes	163,612	—	163,612	0.1	113,139	276,751	13.3
Hospice services
Revenue	$136,545	$—	$136,545	7.2	$30,952	$167,497	25.0
Revenue Medicare	$126,243	$—	$126,243	10.1	$27,501	$153,744	29.3
Admissions	11,227	—	11,227	5.9	2,519	13,746	16.7
Medicare Admissions	9,969	—	9,969	6.8	2,246	12,215	6.9
Average Census	3,379	—	3,379	8.9	623	4,002	13.6
Average Medicare Census	3,127	—	3,127	9.0	570	3,697	13.7
Patient days	926,927	—	926,927	9.5	166,112	1,093,039	13.5
Home and community-based services
Revenue	$43,954	$—	$43,954	1.2	$117,632	$161,586	32.9
Billable hours	1,793,579	—	1,793,579	26.1	5,048,019	6,841,598	36.8
Facility-based services
LTACHs
Revenue	$76,483	$—	$76,483	(2.6)	$201	$76,684	(6.3)
Patient days	58,382	—	58,382	(8.3)	142	58,524	(11.1)
Other facility-based services
Revenue	$9,194	$—	$9,194	47.5	$—	$9,194	47.5
HCI
Revenue	$—	$—	$—	—	$24,444	$24,444	3.4
Consolidated
Revenue	$945,462	$—	$945,462	6.3	$622,622	$1,568,084	20.1

(1)	Same store — location that has been in service with us for greater than 12 months.

(2)	De Novo — internally developed location that has been in service with us for 12 months or less.

(3)	Organic — combination of same store and de novo.

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
Revenue and patient days decreased in our LTACHs during the nine months ended September 30, 2019 due to the closures of two LTACHs during the latter part of 2018.
The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concession, to net service revenue recognized for the nine months ended September 30, 2019 and 2018 (amounts in thousands, except percentages, which are percentages of consolidated revenue):

	Nine Months Ended September 30,
	2019	% of Net Service Revenue	2018	% of Net Service Revenue
Revenue	$1,568,084		$1,319,840
Less: Implicit price concession	19,158	1.2%	19,719	1.5%
Net service revenue	$1,548,926		$1,300,121
The total implicit price concession in the nine months ended September 30, 2019 slightly improved as compared to the same period in 2018 as our business, inclusive of AFAM legacy locations, continued to improve cash collection.
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine Months Ended September 30,
	2019		2018
Home health services
Salaries, wages and benefits	$635,966	57.1%	$526,958	57.0%
Transportation	32,755	2.9	29,483	3.2
Supplies and services	25,361	2.3	19,975	2.2
Total	$694,082	62.3%	$576,416	62.4%
Hospice services
Salaries, wages and benefits	$75,443	44.7%	$69,321	47.4%
Transportation	5,691	3.4	5,427	3.7
Supplies and services	22,719	13.5	20,809	14.2
Total	$103,853	61.6%	$95,557	65.3%
Home and community-based services
Salaries, wages and benefits	$116,674	74.0%	$88,693	74.1%
Transportation	1,636	1.0	1,215	1.0
Supplies and services	744	0.5	423	0.4
Total	$119,054	75.5%	$90,331	75.5%
Facility-based services
Salaries, wages and benefits	$37,696	44.7%	$41,145	47.7%
Transportation	219	0.3	238	0.3
Supplies and services	15,897	18.8	17,719	20.5
Total	$53,812	63.8%	$59,102	68.5%
HCI
Salaries, wages and benefits	$10,215	42.2%	$10,017	42.5%
Transportation	330	1.4	340	1.4
Supplies and services	274	1.1	55	0.2
Total	$10,819	44.7%	$10,412	44.1%
Consolidated
Total	$981,620	63.4%	$831,818	64.0%
Consolidated cost of service revenue increased $149.8 million from 2018 to 2019, but as a percentage of net service revenue decreased from 64.0% to 63.4%. The improvement from 2018 to 2019 as a percentage of net service revenue was the result of our ability to continue to experience synergies and improved cash collections associated with the integration of the AFAM locations. This was offset by a decrease in facility-based services due to the closure of two LTACHs.

General and administrative expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine months ended September 30,
	2019		2018
Home health services
General and administrative	$314,746	28.3%	$270,126	29.2%
Depreciation and amortization	7,369	0.7	6,949	0.8
Total	$322,115	29.0%	$277,075	30.0%
Hospice services
General and administrative	$43,856	26.0%	$41,325	28.3%
Depreciation and amortization	1,311	0.8	1,765	1.2
Total	$45,167	26.8%	$43,090	29.5%
Home and community-based services
General and administrative	$32,038	20.3%	$28,206	23.6%
Depreciation and amortization	966	0.6	458	0.4
Total	$33,004	20.9%	$28,664	24.0%
Facility-based services
General and administrative	$25,700	30.5%	$27,541	31.9%
Depreciation and amortization	2,310	2.7	2,030	2.4
Total	$28,010	33.2%	$29,571	34.3%
HCI
General and administrative	$11,482	47.4%	$11,633	49.4%
Depreciation and amortization	856	3.5	784	3.3
Total	$12,338	50.9%	$12,417	52.7%
Consolidated
Total	$440,634	28.4%	$390,817	30.1%
Consolidated general and administrative expenses increased $49.8 million, but improved as a percentage of net service revenue from 30.1% to 28.4% in 2019. The dollar increase was the result of the Merger and the exclusion of such expenses until April 1, 2018, which is when the Merger was completed.
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
The following table summarizes changes in cash (amounts in thousands):

	Nine months ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$104,790	$86,334
Investing activities	(69,521)	(9,819)
Financing activities	(55,330)	(22,391)
Change in cash	$(20,061)	$54,124
Cash at beginning of period	49,363	2,849
Cash at end of period	$29,302	$56,973
From 2018 to 2019, our use of cash increased by $74.2 million. The primary reason for the increase in use of cash was the result of cash used in investing activities associated with our 2019 acquisitions of $54.1 million and $6.9 million for the home office expansion project, cash used in financing activities for the purchases of additional controlling interest, which was slightly offset by an increase in cash provided by operating activities as our overall working capital improved from 2018 to 2019.
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
Revolving loans under the Credit Agreement bear interest at, as selected by us, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day, and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at the same time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon our consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate as of September 30, 2019 was 5.75% and the LIBOR rate was 3.81%. As of September 30, 2019, the effective interest rates on our borrowings under the Credit Agreement was 3.81%.
As of September 30, 2019, we had $232.0 million drawn and letters of credit outstanding in the amount of $22.3 million under the Credit Agreement, and had approximately $245.7 million of remaining borrowing capacity available under the Credit Agreement. At December 31, 2018, we had $235.0 million drawn and letters of credit outstanding in the amount of $30.4 million under the Credit Facility.
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
At September 30, 2019, we were in compliance with all debt covenants.
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
Critical Accounting Policies
For a discussion of critical accounting policies, see Note 2 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference. For a full description of the Company's other critical accounting policies, see Note 2 of the Notes to Consolidated Financial Statements in the 2018 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $1.8 million for the nine months ended September 30, 2019.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We established disclosure controls and procedures which are designed to provide reasonable assurance of achieving their objectives and to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized, disclosed and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to our management and Board of Directors to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2019, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019, the end of the period covered by this Quarterly Report.
Changes in Internal Controls Over Financial Reporting
We, including the principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of the controls and procedures, the principal executive officer and principal financial officer concluded the disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019, the end of the period covered by this Quarterly Report.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 6.    EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to LHC Group’s Form 8-K filed on April 2, 2018).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to LHC Group’s Form 10-Q filed on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to LHC Group’s Form S-1/ A (File No. 333-120792) filed on February 14, 2005).

10.1	Amended and Restated Employment Agreement between Joshua L. Proffitt and LHC Group, Inc. dated October 7, 2019

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joshua L. Proffitt, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*This exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LHC GROUP, INC.
(Registrant)

Date: November 7, 2019	/s/ Joshua L. Proffitt
Joshua L. Proffitt
Chief Financial Officer (Principal financial officer)