Form 10-K
period 2019-12-31
LHC Group, Inc
filed 2020-02-27
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(Address of principal executive offices)                        (Zip Code)
(337) 233-1307
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LHCG	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Exchange Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.6 billion based on the closing sale price as reported on the NASDAQ Global Select Market. For purposes of this determination shares beneficially owned by officers, directors, and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.
There were 31,525,608 shares of common stock, $0.01 par value, issued and outstanding as of February 25, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2019 are incorporated by reference in Part II of this Annual Report on Form 10-K. Portions of the Registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

LHC GROUP, INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the information incorporated by reference herein contain certain statements and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “foresee,” “estimate,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Specifically, this Annual Report on Form 10-K contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2019;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors, including changes in reimbursement resulting from regulatory changes;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any regulatory changes or anticipated regulatory changes;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits, and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in or future interpretations of fraud, anti-kickback or other laws.

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
Overview
We provide quality, cost-effective post-acute health care services to our patients. As of December 31, 2019, we have 811 service providers in 35 states within the continental United States and the District of Columbia. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services ("HCBS"), (4) facility-based services, primarily offered through our long-term acute care hospitals ("LTACHs"), and (5) healthcare innovations ("HCI").
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services and physical, occupational, and speech therapy. The nurses, home health aides, and therapists in our home health agencies work closely with patients and their families to design and implement individualized treatment plans in accordance with a physician-prescribed plan of care. As of December 31, 2019, we operated 553 home health service locations, of which 350 are wholly-owned by us, 199 are majority-owned by us through equity joint ventures, two are under license lease arrangements, and the operations of the remaining two locations are managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2019, we operated 110 hospice locations, of which 53 are wholly-owned by us, 55 are majority-owned by us through equity joint ventures, and two are under license lease arrangements.
Our HCBS locations offer assistance with activities of daily living to elderly, chronically ill, and disabled patients, performed by skilled nursing and paraprofessional personnel. As of December 31, 2019, we operated 107 locations, of which 97 are wholly-owned by us and 10 are majority-owned by us through equity joint ventures.
Our LTACH locations provide services primarily to patients with complex medical conditions who have transitioned out of a hospital intensive care unit but whose conditions remain too severe for treatment in a non-acute setting. As of December 31, 2019, our LTACHs had 341 licensed beds. We operated 11 LTACHs with 13 locations, of which all but three are located within host hospitals. As part of our facility-based services segment, we also own and operate one skilled nursing facility, two pharmacies, a family health center, a rural health clinic, and 13 physical therapy clinics. Of these 31 facility-based services locations, 20 are wholly-owned by us and 11 are majority-owned by us through equity joint ventures.
Our HCI segment reports on our developmental activities outside its other business segments. The HCI segment includes (a) Imperium Health Management, LLC, an Accountable Care Organization ("ACO") enablement and management company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) certain assets operated by Advance Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor's office. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments. The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs. They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have 10 HCI locations, nine of which are wholly-owned and one is controlled by us through an equity joint venture.
Our net service revenue by segment for the years ended December 31, 2019, 2018 and 2017 was as follows (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Home Health	$1,503,393	$1,291,457	$777,583
Hospice	226,922	199,118	157,287
Home and Community-Based	208,455	172,501	46,159
Facility-Based	111,809	113,784	81,573
Healthcare Innovations	29,662	33,103	—
Consolidated Net Service Revenue	$2,080,241	$1,809,963	$1,062,602

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
Merger with Almost Family
On April 1, 2018, we completed a "merger of equals" business combination ("the Merger") with Almost Family, Inc. ("Almost Family"). As a result, our financial results for the twelve months period in 2019 include the operating results of Almost Family, while our financial results with the addition of Almost Family start to be reflected during our second quarter of 2018. See Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Business Strategy
Our objective is to become the leading provider of in-home healthcare services in the United States, while also providing a complementary suite of other post-acute healthcare service offerings through our facility-based and HCI segments. To achieve this objective, we intend to:
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
Achieve margin improvement through the active management of costs.  In 2019, the majority of our net service revenue was generated under the Medicare prospective payment systems (“PPS”) through which we were paid pre-determined rates based upon the clinical condition and severity of the patients in our care. In 2020, net service revenue generated from Medicare will be under the Patient Driven Groupings Model ("PDGM"), which is also paid at pre-determined rates based upon the patient's clinical condition. Because our profitability in a fixed payment system depends upon our ability to manage the costs of providing care, we continue to pursue initiatives to improve our margins and net income.
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
Services
We provide post-acute care services in the United States by providing quality, cost-effective health care services to patients within the comfort and privacy of their home, place of residence, or long-term acute care hospital facility. Our services can be broadly classified into five principal segments: (1) home health services, (2) hospice services, (3) HCBS, (4) facility-based services offered through our LTACHs, and (5) HCI.
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
Home and Community-Based Services
Our HCBS operations offer a wide range of services to patients in their home or in a medical facility. The services range from assistance with grooming, medication reminders, meal preparation, assistance with feeding, light housekeeping, respite care, transportation, and errand services.
Facility-Based Services
Our LTACHs treat patients with severe medical conditions who require a high-level of care and frequent monitoring by physicians and other clinical personnel. Patients who receive our services in an LTACH have been diagnosed as being too medically unstable for treatment in a non-acute setting. For example, our LTACHs typically serve patients suffering from respiratory failure, neuromuscular disorders, cardiac disorders, non-healing wounds, renal disorders, cancer, head and neck injuries, and mental disorders. We also treat patients diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. As part of our facility-based services, we operate an institutional pharmacy, which focuses on providing a full array of services to our LTACHs, as well as other non-related facilities. We also operate a skilled nursing facility, family health center, a rural health clinic, physical therapy providers that staff both facilities and outpatient clinics, and one retail pharmacy.

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
Operations
Financial information relating to the home health, hospice, HCBS, facility-based, and HCI operating segments of our business, including their contributions to our net service revenue, operating income, and total assets for each of the twelve months ended December 31, 2019, 2018 and 2017, respectively, is found in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Our home health agencies are operated in one segment that is separated into multiple geographical regions and further separated into individual operating markets or clusters. Our hospice agencies are operated in one segment that is separated into multiple geographical regions. Our HCBS agencies are operated in one segment separated into multiple geographic regions. Each of our home health and hospice agencies are staffed with experienced clinical home health and administrative professionals who provide a wide range of patient care services. Each of our home health agencies, hospice agencies, and HCBS agencies are licensed and certified by the state and federal governments. As of December 31, 2019, 466 of our 553 home health service locations, 85 of our 110 hospice service locations, and five of our 13 LTACH locations were accredited by the Joint Commission, a nationwide commission that establishes standards relating to the facilities, administration, quality of patient care, and operation of medical staffs of hospitals. Those not yet accredited are working towards achieving this accreditation, a process which can take up to six months. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
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
Our home health service locations use our Service Value Point system, a proprietary clinical resource allocation model and cost management system. The system is a quantitative tool that assigns a target level of resource units to a group of patients based upon their initial assessment and estimated skilled nursing and therapy needs. The Service Value Point system allows the Director of Nursing or Branch Manager to allocate adequate resources throughout the group of patients assigned to his or her care to allow for them to provide the highest quality care possible.
Patient care is coordinated on-site at the agency level of each home health service, hospice service, and HCBS location. All coding, medical records, case management, utilization review, and medical staff credentialing are provided on-site at the hospital level of each facility-based service location. Centralized functions such as payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management, information technology, and general clinical oversight accomplished by periodic on-site surveys are provided from our home offices.
Our HCI business lines primarily provide assessments and related services to the long term care insurance industry and management services to ACOs with over 400,000 Medicare lives under management.
Equity Joint Ventures
As of December 31, 2019, we had 85 equity joint ventures including 77 with hospital and health systems, which are comprised of 283 hospitals, four with physicians, and four with other parties.
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
Competition
The markets supporting post-acute care are highly fragmented. According to the Medicare Payment Advisory Commission (“MedPac”), an independent agency that advises Congress on various Medicare issues, there were approximately 11,566 Medicare-certified home nursing agencies in the United States in 2018. MedPac estimated that in 2017 approximately 17% of Medicare-certified home health agencies provided a majority of their services in rural areas, and 88% of agencies were proprietary. MedPac also disclosed that 4,488 hospice agencies were participating in the Medicare Program in 2017. We believe we are well positioned to build and maintain long-term relationships with local hospitals, physicians, and other health care providers and to become the highest quality post-acute provider in our markets. In our experience, because most rural areas do not have the population size to support more than one or two general acute care hospitals, the local community hospital often plays a significant role in rural market health care delivery systems. Rural patients who require home nursing frequently receive care from a small home care agency or an agency that, while owned and run by the local community hospital, is not an area of focus for that hospital. Similarly, patients in these markets who require services typically offered by LTACHs are more likely to remain in the community hospital because it is often the only local facility equipped to deal with severe and complex medical conditions. We choose to enter these rural markets through affiliations with local hospitals, since we typically experience significantly less competition for the services we provide.
As we expand into new markets, we may encounter competitors that have greater resources or greater access to capital. Generally, competition in our home health service markets comes from local and regional providers. These providers include facility- and hospital-based providers, visiting nurse associations, and nurse registries. We are unaware of any competitor offering our breadth of services and focusing on the needs of rural markets.
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
As required under the Medicare conditions of participation, we maintain a continuous quality improvement program, which involves:

•	ongoing education of staff and quarterly continuous quality improvement meetings at each of our agencies, facilities, and principal home offices,

•	monthly comprehensive audits of patient charts performed at each of our agencies and facilities,

•	at least annually, a comprehensive survey readiness assessment on each of our agencies and facilities,

•	review of Home Health Compare scores,

•	assessment of patients' and/or family members' perception of care using third party data, and

•	assessment of infection control practices and risk events.
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
In December 2014, Centers for Medicare & Medicaid Services ("CMS") introduced the Five-Star Quality Rating System to help consumers, their families, and the caregivers compare home health agencies more easily. The Five-Star Quality Rating System gives each home health agency a rating of between one and five based upon a number of quality measures associated with such agency, such as timely initiation of care, medication education provided to patients/caregivers, improvements in ambulation, bed transferring, and bathing, and acute care hospitalization, among others.
The Quality of Patient Care Star Ratings were first published in July 2015, and are updated quarterly thereafter based upon new data that is published with the ratings on the "Home Health Compare" section of the medicare.gov website. While we are pleased with the ratings received by our home health agencies, we continue to strive to improve our results. As of December 31, 2019, 97% of our same store home health agencies were rated 4 stars or greater when excluding recent acquisitions and legacy Almost Family locations.
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
To ensure the independence of our compliance department staff, we have implemented the following:

•	our Chief Compliance Officer reports to and has direct oversight by the Audit Committee and Quality Committee of the Board of Directors,

•	our compliance department has its own operating budget, and

•
our compliance department has the authority to independently investigate any compliance or ethical concerns, including, when deemed necessary, the authority to interview any company personnel, access any company property, including electronic communications, and engage counsel to assist in any investigation.

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
Technology and Intellectual Property
Technology plays a key role in the day-to-day operation of our business, our ability to grow our business organically and through acquisitions, and in maintaining effective managerial oversight and controls. The technology solutions we use are highly scalable. We believe that our ability to implement, maintain, and leverage our technology solutions provides us with a competitive advantage that allows us to grow our business in a cost-efficient manner and provide better patient care.
Our Service Value Point system is a proprietary information system that assists us in, among other things, monitoring clinical utilization and other cost factors, supporting our health care management techniques, internal benchmarking, clinical analysis, outcomes monitoring and claims generation, revenue cycle management, and revenue reporting at our home nursing agencies. We were issued a patent for our Service Value Point system during 2009 by the U.S. Patent and Trademark Office. This proprietary home nursing clinical resource and cost management system is a quantitative tool that assigns a target level of resource units to each patient based upon our staff's initial assessment of the patient's estimated skilled nursing and therapy needs. We designed this system to empower our direct care employees to make appropriate day-to-day clinical care decisions while also allowing us to monitor and manage the quality and delivery of care across our system, including the cost of providing that care, on both a patient-specific and agency-specific basis. In 2019, we updated our Service Value Point system for the new PDGM payment system adopted by CMS, and other payors.
All of our home nursing and hospice locations utilize our point of care ("POC") system. Our POC system allows a visiting clinician to access records and other information from the patient’s home or at the POC, complete required documentation at the POC and submit it electronically into our patient record system. HomeCare HomeBase is our solution of choice for home health and hospice operations. Currently, all of our home health and hospice locations are on a single instance of HomeCare

HomeBase. During 2019, all of our home and community-based locations transitioned to a single instance of Continulink. Our advance practice services utilize eMD’s Aprima solution and our long term acute care hospitals and skilled nursing facility services utilize WellSky’s HCS solution.
Each of these applications support their respective lines of business and locations with administrative, office, clinical, and operating information system needs, including assisting with the compliance of our operating systems with HIPAA requirements. Each application also assists our staff in gathering information to improve the quality of consumer care, optimizing financial performance, promoting regulatory compliance, and enhancing staff efficiency. Each application (with the exception of WellSky’s HCS solution) is hosted by the vendor in a secure data center, with multiple redundancies for storage, power, bandwidth, and security. The WellSky’s HCS solution is hosted at a co-located data center that is managed by the Company.
We have built an enterprise data warehouse that aggregates data from our ERP solution, and various health record/billing systems in use. We use various third-party solutions and several LHC-developed applications to provide historical, current, and forward-looking operational performance analysis. Our dashboards and reports provide high-level and detailed, historical and current, views to measure performance against budget and deliver insights into factors that drive our execution against our financial, operational, and compliance goals. These dashboards and reports are available in summary and detailed views to accommodate user needs from senior management down to the operators in the field.
We utilize a variety of third-party solutions for human resource management and use their services and products to manage our payroll processing, leave of absence (“LOA”) processes, flexible spending account (“FSA”) administration, and time and attendance. We also utilize third-party solutions for financial management, including budgeting, forecasting, financial reporting (general ledger, accounts payable, and fixed assets).
We are also deploying solutions across all of our home and community-based service locations to comply with the requirements for electronic visit verification (“EVV”) to collect and submit home visit data through our delivery of home and community-based services, such as visit start and end times. In order to comply with current and future state and federal regulations for EVV, we utilize several different solutions. In states with an “open” model, we are able to choose our EVV vendor, and we use ContinuLink as our preferred EVV solution provider. In “closed” systems where states mandate the EVV vendor, we utilize the state-mandated EVV solution provider. In all cases, we have built interfaces between the EVV solution providers and our ContinuLink home and community-based electronic health record and billing system.
Reimbursement
Medicare
The federal government’s Medicare program, governed by the Social Security Act of 1965 (the “Social Security Act”), reimburses health care providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services (“HHS”) and CMS. Medicare payments accounted for 63.5%, 65.4%, and 71.7% of our net service revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.
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
Prior to January 1, 2020, under the PPS model, we received a standard prospective Medicare payment for delivering care over a 60-day episode of care. There is no limit to the number of episodes a beneficiary may receive as long as he or she remains eligible. The base episode payment is a flat rate that is adjusted upward or downward based upon differences in the expected resource needs of individual patients as indicated by clinical severity, functional severity and service utilization.

The magnitude of the adjustment is determined by each patient’s categorization into one of 153 payment groups, known as Home Health Resource Groups and the costliness of care for patients in each group relative to the average patient. Payment is further adjusted for differences in local labor costs using the hospital wage index. We bill and are reimbursed for services in two stages: an initial request for advance payment when the episode commences and a final claim when the episode is completed. We submit all Medicare claims through the Medicare Administrative Contractors for the federal government. We receive 60% of the estimated payment for a patient’s initial episode up-front (after the initial assessment is completed and upon initial billing) and the remaining 40% upon completion of the episode and after all final treatment orders are signed by the physician. In the event of subsequent episodes, reimbursement timing is 50% up-front and 50% upon completion of the episode. Final payments may reflect base payment adjustments for case-mix and geographic wage differences and 2% sequestration reduction for episodes beginning after March 31, 2013. In addition, final adjustments may reflect one of four retroactive adjustments to ensure the adequacy and effectiveness of the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; (d) a payment adjustment based upon the level of therapy services required. Because such adjustments are determined upon the completion date of the episode, retroactive adjustments could impact our financial results. The base payment rate for Medicare home nursing was $3,039.64 per 60-day episode for the year ended December 31, 2019. The base payment rate does not take into consideration the 2% sequestration payment reduction mandated by the Budget Control Act of 2011.
In addition, as mandated by the Bipartisan Budget Act of 2018 (the "BBA 2018") the following provisions impact our home health business:

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

•	Since its inception, the rural rate has been repeatedly renewed by Congress in recognition of the continued need.

•	A specific market basket update percentage of 1.5% for fiscal year 2020, leaving intact the full market basket update of 2.2% for fiscal year 2019. Suspends the productivity adjustment in 2020.
Effective January 1, 2020, CMS implemented the PDGM prospective payment system. Under PDGM, the initial certification of Medicare patient eligibility, plan of care, and comprehensive assessment remains valid for 60-day episodes of care but payments for Medicare home health services are made based upon 30-day payment periods. The national, standardized 30-day Medicare payment amount will be $1,864.03, resulting in a 1.3% increase in payments. The rule implements the 1.5% Medicare home health payment update mandated by the Bipartisan Budget Act of 2018, offset by a 0.2% decrease due to the rural add-on. The final rule also adjusts PDGM case-mix weights, which implements the removal of therapy thresholds for payments. For Medicare payments associated with low utilization payment adjustments ("LUPAs") under PDGM, the threshold varies for a 30-day period depending on the PDGM payment group. The 30-day payment amounts are for 30-day periods of care beginning on and after January 1, 2020. There will be a transition period for home health episodes that span the implementation date of January 1, 2020, whereby payments for those services rendered during those episodes will be made under the national, standardized 60-day episode payments. CMS will also reduce a request for anticipated payment ("RAP") payments to 20% for existing home health providers. CMS finalized its proposal to eliminate RAP payments for calendar year 2021, and will require home health providers to submit "no pay" RAPs during that year. Beginning January 1, 2021, home health providers will be required to submit a Notice of Admission ("NOA") within five calendar days of the first 30-day period and within five calendar days of the day 31 for the second, subsequent 30-day period. CMS also finalized a policy allowing therapy assistants to provide maintenance therapy services in the home and modified certain requirements relating to the home health plan of care.
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
Effective October 1, 2018, hospices were reimbursed at a higher routine home care rate ($196.25) for days 1 through 60 of a hospice episode of care and a lower rate ($154.21) for days 61 and beyond of a hospice episode of care. In this rule, CMS also provided for a Service Intensity Add-on increasing payments for routine home care services provided directly by registered nurses and social workers to hospice patients during the final seven days of life.
On August 6, 2019, CMS published the Final Rule setting hospice payment rates and policies for fiscal year 2020. Effective October 1, 2020, CMS finalized its proposal to rebase reimbursement rates for general inpatient care, respite care, and continuous home care which resulted in increased reimbursement for these service lines. To maintain budget neutrality, CMS reduced reimbursement for routine home care by -2.72%. The hospice payment update percentage for fiscal year 2020 is equal to 2.6% for hospices that submit the required quality data and 0.6% (fiscal year 2020 hospice payment update of 2.6% minus 2 percentage points) for hospices that do not submit the required data. The hospice cap amount for the fiscal year 2020 cap year will be $29,964.78, which is equal to the fiscal year 2019 cap amount ($29,205.44) updated by the fiscal year 2020 hospice payment update percentage of 2.6%. CMS finalized the removal of the 1 year wage index lag and will use the current year’s wage index to geographically wage adjust hospice payments. CMS also finalized its proposal to call the hospice assessment tool the Hospice Outcomes & Patient Evaluation instead of Hospice Evaluation Assessment Reporting Tool (HEART). CMS also made some minor changes to the measures used in the hospice quality reporting program. CMS delayed implementation of a new hospice election statement policy for one year until fiscal year 2021.
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

•
Interrupted Stays. An interrupted stay occurs when an LTACH patient is admitted upon discharge to a general acute care hospital, inpatient rehab facility, skilled nursing facility or a swing-bed hospital and returns to the same LTACH within a specified period of time. If the length-of-stay at the receiving provider is equal to or less than the applicable fixed period of time, it is considered to be an interrupted stay case and is treated as a single discharge for the purposes of payment to the LTACH.

Freestanding, HwH and Satellite LTACHs
LTACHs may be organized and operated as freestanding facilities or as a hospital within a hospital, or “HwH”. An HwH is an LTACH that is located on the "campus" of another hospital, meaning the physical area immediately adjacent to a hospital’s main buildings, other areas and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other area determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital's campus. An LTACH that uses the same Medicare provider number of an affiliated “primary site” LTACH is known as a “satellite”. Under Medicare policy, a satellite LTACH must be located within 35 miles of its primary site LTACH and be administered by such primary site LTACH. As of December 31, 2019, we had a total of 13 LTACH facilities, with 310 licensed beds. Eleven of our LTACH facilities were classified as HwHs and two were classified as freestanding. Of the 13 facilities, eight were located in Metropolitan Statistical Area (“MSA”) or urban areas and five were located in non-MSA or rural areas. Two of our HwH facilities was a satellite location of a parent hospital located in an MSA. Both of our freestanding locations are in MSAs, with one being located adjacent to a tertiary care facility.
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
On August 16, 2019, CMS published the Final Rule for LTACH reimbursement for fiscal year 2020. CMS established the LTACH PPS standard Federal payment rate of $42,677.64. This was the result of a 2.5% annual update to the standard federal rate, an incremental change in the one-time budget neutrality adjustment factor of 0.999858 for eliminating the 25-percent threshold policy in fiscal year 2020, and the area wage budget neutrality factor of 1.0020203. CMS estimates that overall LTACH PPS payments in fiscal year 2020 will increase by approximately 1.0% percent.
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
In response to the challenges associated with collecting from commercial payors, we began negotiating higher reimbursement rates with a majority of our commercial payors. As of December 31, 2019, our managed care contracts included over 393 different payors between all of our divisions. If we are unable to continue negotiating higher reimbursement rates with commercial payors or if commercial payors continue to reduce health care costs through reduction in home health reimbursement, it could have a material adverse impact on our financial results.
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

•Medicare and Medicaid participation and reimbursement regulations;

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
Federal Anti-Kickback Statute
Certain provisions of the Social Security Act, commonly referred to as the Anti-Kickback Statute, prohibit the payment or receipt of anything of value in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease, or order of items or services that are covered by a federal health care program such as Medicare and Medicaid. Violation of the Anti-Kickback Statute is a felony and sanctions include imprisonment of up to five years, criminal fines of up to $25,000, civil monetary penalties of up to $50,000 per act plus three times the amount claimed or three times the remuneration offered and exclusion from federal health care programs (including the Medicare and Medicaid programs). Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third-party payor patients.
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
We endeavor to conduct our operations in compliance with federal and state health care fraud and abuse laws, including the Anti-Kickback Statute and similar state laws. However, our practices may be challenged in the future and the fraud and abuse laws may be interpreted in a way that finds us in violation of these laws. If we are found to be in violation of the Anti-Kickback Statute, we could be subject to civil and criminal penalties, and we could be excluded from participating in federal health care programs such as Medicare and Medicaid. The occurrence of any of these events could significantly harm our business and financial condition and results of operations.
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
The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock that is listed on the New York Stock Exchange or NASDAQ. If the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. For example, this Stark Law exception requires that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2019, 2018 and 2017, we have in excess of $75.0 million in stockholders’ equity.
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
Governmental Review, Audits, and Investigations
DHHS, CMS, DOJ, and other federal and state agencies continue to impose intensive enforcement policies and conduct random and directed audits, reviews, and investigations designed to insure compliance with applicable healthcare program participation and payment laws and regulations. As a result, we are routinely the subject of such audits, reviews, and investigations.
In addition, CMS engages third party contractors to conduct Additional Documentation Requests ("ADR") and other third party firms, including Unified Program Integrity Contractors ("UPICs"), Zone Program Integrity Contractors (“ZPICs”) and Recovery Audit Contractors (“RACs”), to conduct extensive reviews of claims data and state and Federal Government health care program laws and regulations applicable to healthcare providers. These audits evaluate the appropriateness of billings submitted for payment. Audit contractors identify overpayments resulting from incorrect payment amounts, non-covered services, medically unnecessary services, incorrectly coded services, and duplicate services, and are paid on a contingency basis. In addition to identifying overpayments, audit contractors can refer suspected violations of law to government enforcement authorities.
The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses in the future. These audits and investigations have caused and could potentially continue to cause delays in collections, recoupments, retroactive adjustment to amounts previously paid from governmental payors. Currently, the Company has recorded $16.9 million in other assets, which are from government payors related to the disputed finding of pending ZPIC audits. Additionally, these audits and investigations may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), termination from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, any of which may, either individually or in the aggregate, could have a material adverse effect on the Company's business and financial condition and results of operations.
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
Environmental, Health, and Safety Laws
We are subject to federal, state, and local regulations governing the storage, use, and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling, and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental laws and regulations. We are not aware of any violations related to compliance with environmental, health and safety laws through 2019.
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
The institutional pharmacy operations within our facility-based services segment are also subject to regulation by the various states in which we conduct the pharmacy business, as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, administered by the United States Drug Enforcement Administration, as a dispenser of controlled substances, our pharmacy operations must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. We are not aware of any violations of applicable laws relating to our institutional pharmacy operations through December 31, 2019.
Certificate of Need and Permit of Approval Laws
In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing, constructing, acquiring, or expanding certain health services, operations, or facilities. In these states, approvals are required for capital expenditures exceeding certain amounts that involve certain facilities or services, including home nursing agencies. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program. The following U.S. jurisdictions require certificates of need or permits of approval for home nursing agencies: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Tennessee, Vermont, Washington, West Virginia, and the District of Columbia. In addition, the states of Louisiana and Mississippi continue to have state issued moratorium on the issuance of new licenses for home nursing agencies that we expect to remain in effect for 2020.
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
Accreditations
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of December 31, 2019, the Joint Commission had accredited 466 of our 553 home health locations, 85 of our 110 hospice locations, and five of our 13 LTACH locations. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
Employees
As of December 31, 2019, we had 30,399 employees, of which 15,170 were full-time. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.
Insurance
We are subject to claims and legal actions in the ordinary course of our business. To cover claims that may arise, we maintain commercial insurance for healthcare professional liability, general liability, automobile liability, employed lawyers liability, fiduciary liability, crime liability, information security and privacy liabilities, and workers’ compensation/employer’s liability in amounts that we believe are appropriate and sufficient for our operations. We maintain claims-made healthcare professional liability and occurrence based general liability insurance that provides primary limits of $1.0 million per incident/ occurrence and $3.0 million in annual aggregate amounts. We maintain workers’ compensation insurance that meets state statutory requirements and provides a primary employer liability limit of $1.0 million to cover claims that may arise in the states in which we operate, excluding Washington. Coverage for workers' compensation matters within the State of Washington is procured from the State's respective mandated program. Under our workers’ compensation insurance policies, the Company maintains a deductible of the first $1.0 million in workers' compensation liability. We maintain automobile liability insurance for all owned, hired and non-owned autos with a primary limit of $1.0 million. In addition, we currently maintain multiple layers of umbrella coverage in the aggregate amount of $40.0 million that provides excess coverage for healthcare professional liability, general liability, automobile liability and employer’s liability. We also maintain directors' and officers' liability insurance in the aggregate amount of $65.0 million. The cost and availability of insurance coverage has varied widely in recent years. While we believe that our insurance policies and coverage are adequate for a business enterprise of our type, we cannot guarantee that our insurance coverage is sufficient to cover all future claims or that it will continue to be available in adequate amounts or at a reasonable cost.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports are available free of charge on our internet website at http://investor.lhcgroup.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC also maintains an internet site at www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (800) SEC-0330. Information contained on our website is not part of or incorporated by reference into this Annual Report on Form 10-K.

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
The PPACA also amended the False Claims Act to provide that a provider must report and return overpayments within 60 days of identifying the overpayment or the claims for the services that generated the overpayments become false claims subject to the False Claims Act. Overpayments include payments for services for which the provider does not have proper documentation. If we were to identify documentation failures that could not be corrected, we could be required to return payments received for those claims within mandated time periods. If we fail to identify and return overpayments within the required time periods we could be subject to suits under the False Claims Act by the government or relators (whistleblowers).
Regulations implementing the provisions of the PPACA and related initiatives may similarly increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business.
In addition, various health care reform proposals similar to the federal reforms described above have also emerged at the state level, including in several states in which we operate. We cannot predict with certainty what health care initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation may have on us or on our business and consolidated financial condition, results of operations and cash flows.
In addition to impacting our Medicare businesses, PPACA may also significantly affect our non-Medicare businesses. PPACA makes many changes to the underwriting and marketing practices of private payors. The resulting economic pressures could prompt these payors to seek to lower their rates of reimbursement for the services we provide.
Finally, efforts to repeal or substantially modify provisions of the PPACA continue in Congress. The ultimate outcomes of legislative efforts to repeal, substantially amend, eliminate or reduce funding for the PPACA is unknown. In addition to the prospect for legislative repeal or revision, the President and members of his administration hostile to the PPACA could seek to impose substantial changes upon the PPACA through administrative action, including revised regulation and other Executive Branch action. The effect of any major modification or repeal of the PPACA on our business, operations, or financial condition cannot be predicted, but could be materially adverse.
There are continuing efforts to reform governmental health care programs that could result in major changes in the health care delivery and reimbursement system on a national and state level, including changes directly impacting the reimbursement systems for our home health and hospice care services. Though we cannot predict what, if any, reform proposals will be adopted, healthcare reform and legislation may have a material adverse effect on our business and our financial condition, results of operations, and cash flows through decreasing payments made for our services.
Significant developments from the U.S. President could have a material effect on our business.
On January 30, 2017, President Trump issued an Executive Order entitled "Reducing Regulation and Controlling

Regulatory Costs" that among other things, required that federal agencies cut two existing regulations for every new regulation they implement. The impact of any such changes to health care regulations on our financial performance and business prospects cannot be estimated at this time. It remains unclear what regulations might change, and whether any regulatory changes might affect, positively or negatively, our home health services, hospice services, home and community-based services, or facility-based services. Additionally, the Executive Order also prohibits the issuance of any new regulations not approved by the Director of the Office of Management and Budget and included in the Unified Regulatory Agenda. Substantive changes to the regulations applicable to our business, in particular changes in compliance requirements or in reimbursement rates under Medicare, could have a material effect on our business and our financial performance.
We derive a majority of our consolidated net service revenue from Medicare. If there are changes in Medicare rates or methods governing Medicare payments for our services, or if we are unable to control our costs, our results of operations and cash flows could decline materially.
For the years ended December 31, 2019 and 2018, we received 63.5% and 65.4%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. See Part I, Item 1. Reimbursement in this Annual Report on Form 10-K for additional information regarding reimbursements. Reductions in Medicare reimbursement could be caused by many factors, including:

•	administrative or legislative changes to the base rates under the applicable prospective payment systems,

•	the reduction or elimination of annual rate increases,

•	the imposition or increase by Medicare of mechanisms shifting more responsibility for a portion of payment to beneficiaries, such as co-payments,

•	adjustments to the relative components of the wage index used in determining reimbursement rates,

•	changes to case mix or therapy thresholds,

•	the reclassification of home health resource groups or long-term care diagnosis-related groups, or

•	further limitations on referrals to long-term acute care hospitals from host hospitals.
We receive fixed payments from Medicare for our services based on the level of care provided to our patients. Consequently, our profitability largely depends upon our ability to manage the cost of providing these services. We cannot be assured that reimbursement payments under governmental payor programs, including Medicare, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Any such changes could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows. Medicare currently provides for an annual adjustment of the various payment rates, such as the base episode rate for our home nursing services, based upon the increase or decrease of the medical care expenditure, which may be less than actual inflation. This adjustment could be eliminated or reduced in any given year. Also beginning on April 1, 2013 Medicare reimbursement was cut an additional 2% through sequestration as mandated by the Congressional Budget Act. Further, Medicare routinely reclassifies home health resource groups and long-term care diagnosis-related groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our results of operations, net income and cash flows could be adversely impacted.
Additionally, CMS proposed changes to the Home Health Prospective Payment System case-mix adjustment methodology through the use of a new PDGM for home health payments. This change was implemented on January 1, 2020, and also includes a change in the unit of payment from a 60-day payment period to a 30-day payment period and eliminates the use of therapy visits in the determination of payments. While the changes are intended to be implemented in a budget-neutral manner to the industry, the ultimate impact will vary by provider based on factors including patient mix and admission source. Additionally, in arriving at the calculation of a rate that is budget-neutral, CMS has made numerous assumptions about behavioral changes. The application of these assumptions could negatively impact our rates of reimbursement and have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.
We are subject to extensive government regulation. Any changes in the laws and regulations governing our business, or the interpretation and enforcement of those laws or regulations, could require us to modify our operations and could negatively impact our operating results and cash flows.
As a provider of health care services, we are subject to extensive regulation on the federal, state, and local levels, including with regard to:

•	licensure and certification,

•	adequacy and quality of health care services,

•	qualifications of health care and support personnel,

•	quality and safety of medical equipment,

•	confidentiality, maintenance, and security issues associated with medical records and claims processing,

•	relationships with physicians and other referral sources,

•	operating policies and procedures,

•	emergency preparedness risk assessments and policies and procedures,

•	policies and procedures regarding employee relations,

•	addition of facilities and services,

•	coding and Billing for services,

•	requirements for utilization of services,

•	documentation required for billing and patient care, and

•	reporting and maintaining records regarding adverse events.

The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we conduct business, the services we offer, and our interactions with patients and other providers. See Part I, Item 1. Government Regulations in this Annual Report on Form 10-K for additional information concerning applicable laws and regulations. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws, regulations, their interpretations or the enactment of new laws or regulations could increase our costs of doing business and cause our net income to decline. If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal and state reimbursement programs.
On December 11, 2014, CMS proposed a star rating methodology for home health agencies to meet the PPACA’s call for more transparent public information on provider quality. All Medicare-certified home health agencies would be eligible to receive a star rating (from 1 to 5 stars) based on a number of quality measures, such as timely initiation of care, drug education provided to patients, fall risk assessment, depression assessments, improvements in bed transferring, and bathing, among others. The “Quality of Patient Care Star Ratings” were first published in July 2015, and are updated quarterly thereafter based upon new data that is published with the ratings on the “Home Health Compare” section of the medicare.gov website. While we are pleased with the ratings received by our home health agencies and are striving to improve our results, failing to maintain satisfactory star rating scores could affect our rates of reimbursement and have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.
We face reviews, audits and investigations under our contracts with federal and state government agencies and private payors, and these audits could have adverse findings that may negatively impact our business.
We are subject to various routine and non-routine governmental reviews, audits and investigations. CMS engages third party contractors to conduct ADR and other third party firms, including ZPICs and RACs, to conduct extensive reviews of claims data and non-medical and other records to identify potential improper payments under the Medicare program. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the health care industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers. Although we have invested substantial time and effort in implementing policies and procedures to comply with laws and regulations, we could be subject to liabilities arising from violations. A violation of the laws governing our operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, and the termination of our rights to participate in federal and state-sponsored programs or the suspension or revocation of our licenses to operate. Our costs to respond to and defend reviews, audits, and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows. Moreover, an adverse review, audit, or investigation could result in:

•	required refunding or retroactive adjustment of amounts we have been paid pursuant to the federal or state programs or from private payors,

•	state or federal agencies imposing fines, penalties, and other sanctions on us,

•	loss of our right to participate in the Medicare program, state programs, or one or more private payor networks, or

•	damage to our business and reputation in various markets.
These results could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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
While our services are not typically sensitive to general declines in the federal and state economies, the erosion in the tax base caused by a general economic downturn has caused, and will likely cause, restrictions on the federal and state governments’ abilities to obtain financing and a decline in spending. As a result, we may face reimbursement rate cuts or reimbursement delays from Medicare and Medicaid and other governmental payors, which could adversely impact our results of operations and cash flows.
Adverse developments in the United States could lead to a reduction in federal government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the federal government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the federal government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by the United States Congress to complete the federal budget process and fund government operations may result in a federal government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows. Historically, state budget pressures have resulted in reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services.
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
If our LTACHs fail to meet or maintain the standards for Medicare certification as LTACHs, such as for average minimum patient length-of-stay and restrictions on sources of referral (e.g. the 25 Percent rule), they will receive reimbursement under the prospective payment system applicable to general acute care hospitals rather than the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in our LTACHs receiving less Medicare reimbursement than they currently receive for their patient services. If any of our LTACHs were subject to payment as general acute care hospitals, our net service revenue and net income would decline. The 25 Percent rule is not applied to LTACH discharges occurring on or before September 30, 2018.
The implementation of patient criteria for our LTACHs under the BBA 2018 will reduce the population of patients eligible for LTACH-PPS and change the basis upon which we are paid which could adversely affect our revenues and profitability.
The BBA 2018 created new Medicare criteria and payment rules for our LTACHs. Under these criteria, our LTACHs treating patients with at least a three-day prior stay in an acute care hospital intensive care unit and patients on prolonged mechanical ventilation admitted from an acute care hospital will continue to receive payment under the LTACH-PPS rate. Other patients will continue to have access to LTACH care, but our LTACH will be paid at a “site-neutral rate” for these patients, based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or LTACH costs.
The effective date of the new patient criteria was October 1, 2015, followed by a two-year phase-in period tied to each LTACH’s cost reporting period. During the phase-in period, payment for patients receiving the site-neutral rate was based 50% on the current LTACH-PPS rate and 50% on the new site-neutral rate. For our two LTACHs that have a cost reporting period starting before July 1 of each year, the phase-in began on June 1, 2016. For our six LTACHs that have a cost reporting period starting on or after July 1 of each year, the phase-in began on September 1, 2016. As described in Part I, Item 1. Reimbursement in this Annual Report on Form 10-K, the BBA 2018 extended the site neutral phase-in period for an additional two years, based upon a 4.6% reduction in site neutral payments over seven years.
We continue to analyze Medicare and internal data to estimate the number of our cases that will continue to be paid under the LTACH-PPS rate. We estimate that approximately 40% of our LTACH patients will be paid at the site-neutral rate once the new criteria is fully phased-in. The site-neutral payment rates are based on the lesser of per diem Medicare rates paid for patients with the same diagnoses under IPPS or our LTACHs costs. There can be no assurance that these site-neutral payments will not be materially less than the payments currently provided under LTACH-PPS rates.
The additional patient criteria imposed by the BBA 2018 will reduce the population of patients eligible for LTACH-PPS rates and change the basis upon which our LTACHs are paid for other patients. In addition, the BBA 2018 will generate additional governmental regulations, including interpretations and enforcement actions surrounding those regulations. These changes could have a material adverse effect on the business, financial position, and the results of operations of our LTACHs.
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

•
At the time the joint venture is formed, each hospital or physician joint venture partner is required to make an actual capital contribution to the joint venture equal to the fair market value of his or her investment interest and is at risk to lose his or her investment.

•	Neither we nor the joint venture entity lends funds to or guarantees a loan to the hospital or physician to acquire interests in the joint venture.

•	Distributions to our joint venture partners are based solely on their equity interests and are not affected by referrals from the hospital or physician.
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
As of December 31, 2019, we operated in 16 states that require health care providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction, or expansion of health care facilities, to make certain capital expenditures, or to make changes in services or bed capacity. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.
Quality reporting requirements may negatively impact Medicare reimbursement.
Hospice quality reporting was mandated by PPACA, which directs the Secretary to establish quality reporting requirements for hospice programs. Failure to submit required quality data will result in a 2 percentage point reduction to the market basket percentage increase for that fiscal year. This quality reporting program is currently “pay-for-reporting,” meaning it is the act of submitting data that determines compliance with program requirements.
The Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”) requires the submission of standardized data by home health agencies and other providers. Specifically, the IMPACT Act requires, among other significant activities, the reporting of standardized patient assessment data with regard to quality measures, resource use, and other measures. Failure to report data as required will subject providers to a 2% reduction in market basket prices then in effect. Additionally, reporting activities associated with the IMPACT Act are anticipated to be quite burdensome.
Similarly, in the Calendar Year 2015 Home Health Final Rule, CMS proposed to establish a new “Pay-for-Reporting Performance Requirement” with which provider compliance with quality reporting program requirements can be measured. Home health agencies that do not submit quality measure data to CMS are subject to a 2.0% reduction in their annual home health payment update percentage. Home health agencies are required to report prescribed quality assessment data for a minimum of 70.0% of all patients with episodes of care that occur on or after July 1, 2015. This compliance threshold increased by 10.0% in each of two subsequent periods - i.e., for episodes beginning on or after July 1, 2016 and before June 30, 2017, home health agencies must score at least 80%, and for episodes beginning on or after July 1, 2017 and thereafter, the required performance level is at least 90%.
There can be no assurance that all of our agencies will continue to meet quality reporting requirements in the future which may result in one or more of our agencies seeing a reduction in its Medicare reimbursements. Regardless, we, like other healthcare providers, are likely to incur additional expenses in an effort to comply with additional and changing quality reporting requirements.
Risk Factors Related to Capital and Liquidity

The condition of the financial markets, including volatility and weakness in the equity, capital, and credit markets, could limit the availability and terms of debt and equity financing sources to fund the capital and liquidity requirements of our business.
Financial markets may experience significant disruptions, which could impact liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reducing the availability of certain types of debt financing. While we have not experienced any individual lender limitations to extend credit under our revolving credit facility, the obligations of each of the lending institutions in our revolving credit facility are independent and the availability of future borrowings under our revolving credit facility could be impacted by further volatility and disruptions in the financial credit markets or other events. Our inability to access our revolving credit facility or refinance the revolving credit facility would have a material adverse effect on our business, financial position, results of operations and liquidity.
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
The agreement and instruments governing our revolving credit facility contain, and the agreements and instruments governing future debt agreements may contain various restrictive covenants that, among other things, require us to seek consent or comply with or maintain certain financial tests and ratios in order to:

•	incur more debt,

•	redeem or repurchase stock, pay dividends or make other distributions,

•	make certain investments,

•	create liens,

•	enter into transactions with affiliates,

•	make unapproved acquisitions,

•	enter into joint ventures,

•	merge or consolidate,

•	transfer or sell assets, and/or

•	make fundamental changes in our corporate existence and principal business.

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
Our operations along coastal areas in the United States are particularly susceptible to adverse weather events, such as hurricanes. Adverse weather events could disrupt our business and results of operations, result in damage to our properties, and negatively affect the local economies in which we operate. Although we maintain insurance coverage, we cannot guarantee that our insurance coverage will be adequate to cover any losses or that we will be able to maintain insurance at a reasonable cost in the future. If our losses from business interruption or property damage exceed the amount for which we are insured, our results of operations and financial condition would be adversely affected.
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
Our business is characterized by delays in reimbursement, from the time we request payment for our services to the time we receive reimbursement or payment. Beginning in 2020, a portion of our estimated reimbursement (20% for existing home health providers) for each Medicare episode is billed at the commencement of the episode and we typically receive payment within approximately seven days. The remaining reimbursement is billed upon completion of the episode and is typically paid within 14 to 17 days from the billing date. If we have information system problems or issues arise with Medicare or other payors, we may encounter further delays in our payment cycle. For example, in the past we have experienced delays resulting from problems arising out of the implementation by Medicare of new or modified reimbursement methodologies or as a result of natural disasters, such as hurricanes. We have also experienced delays in reimbursement resulting from our implementation of new information systems related to our accounts receivable and billing functions.
In addition, timing delays in billings and collections may cause working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in achieving our financial results and maintaining liquidity. It is possible that documentation support, system problems, Medicare, state Medicaid, or other payor issues, or industry trends may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk. CMS's inability to have its systems ready to properly reimburse home health providers under the new PDGM could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
On May 31, 2018, CMS issued a notice indicating its intention to re-launch a home health agency pre-claim review demonstration project. Now called the Review Choice Demonstration for Home Health Services, the revised demonstration will give home health agencies in the demonstration states 3 options: (1) pre-claim review of all claims, (2) post-payment review of all claims, or (3) minimal post-payment review with a 25% payment reduction for all home health services. The demonstration initially will apply to home health providers in Florida, Illinois, North Carolina, Ohio, and Texas, with the option to expand after 5 years to other states in the Medicare Administrative Contractor Jurisdiction M (Palmetto). Compliance with this process could result in increased administrative costs or delays in reimbursement for home health services in states subject to the demonstration.
Changes in units of payment for home health agencies could reduce our Medicare home health reimbursement levels.
As required by the Bipartisan Budget Act of 2018, the new PDGM will change the unit of payment for home health agencies from a 60-day episode of care to 30-day periods of care. This change was implemented January 1, 2020, and is stated to be effectuated in a budget-neutral manner, whereby the move to the PDGM is not supposed to result in lower net reimbursement. However, CMS has made assumptions about behavioral changes which have not been finalized or proven, for example that home health agencies will change their documentation and coding practices. CMS may take into account expected behavioral effects of policy changes related to the implementation of the proposed rule, resulting in lower reimbursement levels in some cases. Accordingly, the implementation of the PDGM could negatively impact our rates of reimbursement beginning January 1, 2020, and have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. See Part I, Item 1, “Risk Factors Related to Reimbursement and Government Regulation” included in this Annual Report on Form 10-K for additional information on the PDGM.

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
On an ongoing basis, we estimate the amount of Medicare, Medicaid, and private insurance receivables that we will not be able to collect. This allows us to calculate the expected loss on our receivables for the period we are reporting. Our implicit price concessions may underestimate actual uncollectible receivables for various reasons, including:

•	adverse changes in our estimates as a result of changes in payor mix and related collection rates,

•	inability to collect funds due to missed filing deadlines or inability to prove that timely filings were made,

•	adverse changes in the economy generally exceeding our expectations, or

•	unanticipated changes in reimbursement from Medicare, Medicaid and private insurance companies.
If our implicit price concessions are insufficient to cover losses on our receivables, our business, financial position and results of operations could be materially adversely affected.
Changes in the case mix of patients, as well as payor mix and payment methodologies, may have a material adverse effect on our results of operations and cash flows.
The sources and amounts of our patient revenue are determined by a number of factors, including the mix of patients and the rates of reimbursement among payors. Changes in the case mix of the patients, payment methodologies, or payor mix among private pay, Medicare, and Medicaid may significantly affect our results of operations and cash flows.
Shortages in qualified nurses and other health care professionals could increase our operating costs significantly or constrain our ability to grow.
We rely on our ability to attract and retain qualified nurses and other health care professionals. The availability of qualified nurses nationwide has declined in recent years and competition for these and other health care professionals has increased and, therefore, salary and benefit costs have risen accordingly. Our ability to attract and retain nurses and other health care professionals depends on several factors, including our ability to provide desirable assignments and competitive benefits and salaries. We may not be able to attract and retain qualified nurses or other health care professionals in the future. In addition, the cost of attracting and retaining these professionals and providing them with attractive benefit packages may be higher than anticipated which could cause our net income to decline. Moreover, if we are unable to attract and retain qualified professionals, the quality of services offered to our patients may decline or our ability to grow may be constrained. In addition, if we expand our operations into geographic areas where health care providers historically have been unionized, or if any of our care center employees become unionized, being subject to a collective bargaining agreement may have a negative impact on our ability to timely and successfully recruit qualified personnel and may increase our operating costs.
If we are required to either repurchase or sell a substantial portion of the equity interests in our joint ventures, our capital resources and financial condition could be materially adversely impacted.
Upon the occurrence of fundamental changes to the laws and regulations applicable to our joint ventures, or if a substantial number of our joint venture partners were to exercise the buy/sell provisions contained in many of our joint venture agreements, we may be obligated to purchase or sell the equity interests held by us or our joint venture partners. In some instances, the purchase price under these buy/sell provisions is based on a multiple of the historical or future earnings before income taxes, depreciation and amortization of the equity joint venture at the time the buy/sell option is exercised. In other instances, the buy/sell purchase price will be negotiated by the joint ventures partners but will be subject to a fair market valuation process. In the event the buy/sell provisions are exercised and we lack sufficient capital to purchase the interest of our joint venture partners, we may be obligated to sell our equity interest in these joint ventures. If we are forced to sell our equity interest, we will lose the benefit of those particular joint venture operations. If these buy/sell provisions are exercised and we choose to purchase the interest of our joint venture partners, we may be obligated to expend significant capital in order to complete such acquisitions. If either of these events occurs, our net service revenue and net income could decline or we may not have sufficient capital necessary to implement our growth strategy.
If we are unable to maintain relationships with existing referral sources or establish new referral sources, our growth and net income could be adversely affected.
Our success depends significantly on referrals from physicians, hospitals, and other health care providers in the communities in which we deliver our services. Our referral sources are not obligated to refer business to us and may refer business to other health care providers. We believe many of our referral sources refer business to us as a result of the quality of patient care provided by our local employees in the communities in which our agencies and facilities are located. If we are unable to retain these employees, our referral sources may refer business to other health care providers. Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could adversely affect our ability to expand our operations and operate profitably.
We face competition, including from competitors with greater resources, which may make it difficult for us to compete effectively as a provider of post-acute health care services.
We compete with national, regional, and local home nursing and hospice companies, hospitals and other businesses that provide post-acute health care services, some of which are large, established companies that have significantly greater resources than we do. We expect our competitors to develop joint ventures with providers, referral sources, and payors, which could result in increased competition. The introduction by our competitors of new and enhanced service offerings, in combination with industry consolidation and the development of strategic relationships by our competitors, could cause a decline in our net service revenue and loss of market acceptance of our services. Future increases in competition from existing competitors or new entrants may limit our ability to maintain or increase our market share. Additionally, we compete with a number of non-profit organizations that can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions that are unavailable to us. We may not be able to compete successfully against current or future competitors and competitive pressures may have a material adverse impact on our business, financial condition, and results of operations.
Managed care organizations and other third party payors continue to consolidate, which enhances their ability to influence the delivery of health care services. Consequently, the health care needs of patients in the United States are increasingly served by a smaller number of managed care organizations, and these organizations generally enter into service agreements with a limited number of providers. Our business and consolidated financial condition, results of operations, and cash flows could be materially adversely affected if these organizations do not contract with us as a provider and/or engage our competitors as a preferred or exclusive providers. In addition, should private payors, including managed care payors, seek to negotiate additional discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through prepaid capitation arrangements, our business and consolidated financial condition, results of operations, and cash flows could be materially adversely affected.
If we are unable to react competitively to new developments, our operating results may suffer. State CON or POA laws often limit the ability of competitors to enter into a given market, are not uniform throughout the United States and are frequently the subject of efforts to limit or repeal such laws. If states remove existing CONs or POAs, we could face increased competition in these states. There can be no assurances that states will not seek to eliminate or limit their existing CON or POA programs, which could lead to increased competition in these states. Further, we may not be able to compete successfully against current or future competitors, which could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.
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
Our growth strategy involves the acquisition of agencies throughout the United States. These acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees or patients of acquired agencies, the delay in payments associated with change in ownership, control, and the internal process of the Medicare fiscal intermediary, and the exposure to unforeseen liabilities of acquired agencies. Further, the financial benefits we expect to realize from many of our acquisitions are largely dependent upon our ability to improve clinical performance, overcome regulatory deficiencies, and improve the reputation of the acquired business in the community and control costs. We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner, having a material adverse effect on our operations.
We generally structure our acquisitions as asset purchase transactions in which we expressly state that we are not assuming any pre-existing liabilities of the seller and obtain indemnification rights from the previous owners for acts or omissions arising prior to the date of such acquisitions. However, the allocation of liability arising from such acts or omissions between the parties could involve the expenditure of a significant amount of time, manpower, and capital. Further, the former owners of the agencies and facilities we acquire may not have the financial resources necessary to satisfy our indemnification claims relating to pre-existing liabilities. If we were unsuccessful in a claim for indemnification from a seller, the liability imposed could materially adversely affect our operations.
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
The company may fail to realize all of the anticipated benefits of the Merger with Almost Family or those benefits may take longer to realize than expected. The combined company may also encounter significant difficulties in integrating the two businesses.
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

•	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combination,

•	difficulties in the integration of operations and systems, including information technology systems,

•	difficulties in establishing effective uniform controls, standards, systems, procedures, and accounting and other policies, business cultures and compensation structures between the two companies,

•	difficulties in the acculturation of employees,

•	difficulties managing the expanded operations of a larger and more complex company,

•	challenges in keeping existing customers and obtaining new customers,

•	challenges in attracting new joint venture partners and acquisition targets,

•	challenges in attracting and retaining key personnel, including personnel that are considered key to the future success of the combined company, and

•	challenges in keeping key business relationships in place.
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
Changes in federal laws or regulations may materially adversely impact our ability to acquire home nursing agencies or open new start-up home nursing agencies. For example, CMS has adopted a regulation known as the “36 Month Rule” that is applicable to home health agency acquisitions. Subject to certain exceptions, the 36 Month Rule prohibits buyers of certain home health agencies - those that either enrolled in Medicare or underwent a change in ownership fewer than 36 months prior to the acquisitions - from assuming the Medicare billing privileges of the acquired agency. Instead, the acquired home health agencies must enroll as new providers with Medicare. As a result, the 36 Month Rule may further increase competition for acquisition targets that are not subject to the rule, and may cause significant Medicare billing delays for the purchases of home health agencies that are subject to the rule.
Portions of our HCI segment compete in relatively new and developing markets, face larger more well-capitalized competitors, and rely on small numbers of relatively large customers.
The Company's HCI segment is used to report on the Company's developmental activities other than home health, hospice, HCBS, and facility-based services. The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement and management company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for home-bound or home-limited patients with chronic and acute illnesses who have difficulty traveling to a doctor's office. Portions of our HCI segment compete in new and developing markets with new competitors or solutions developed and introduced to the market regularly. Such new products may capture market share more quickly or may have access to more capital than the capital we have allocated for such projects. Our efforts to bring new solutions to the market may prove unsuccessful, may prove to be unprofitable, or may prove to be costlier to bring to market than anticipated. Our investments in these activities are highly speculative in nature and subject to loss. Specifically, our assessment subsidiary competes with larger, better capitalized competitors, while also being particularly reliant on a small number of large customers, the loss of which could significantly and adversely impact its results.
We have invested in development stage companies which may require further funding to support their respective business plans, which may ultimately prove unsuccessful.
In conjunction with the Merger, we obtained controlling interests in (a) Imperium Health Management, LLC, an Accountable Care Organization ("ACO") enablement and management company, (b) Long Term Solutions, Inc., a provider of in-home nursing assessments for the long-term care insurance industry, and (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for home-bound or home-limited patients with chronic and acute illnesses who have difficulty traveling to a doctor's office. These investments are highly speculative, at risk and we may choose to make further investments, all of which may ultimately provide no return and could lead to a total loss of our investment.
Our HCI segment provides strategic health management services to ACOs that have been approved to participate in the Medicare Shared Savings Program (“MSSP”). ACOs are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. In addition to our ownership interests in ACOs, we also have management service agreements with ACOs that provide for sharing of MSSPs received by the ACOs, if any.
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
The services we offer have an inherent risk of professional liability and substantial damage awards. At December 31, 2019, we have approximately 30,400 employees. In addition, we employ direct care workers on a contractual basis to support our existing workforce. We, and the nurses and other health care professionals who provide services on our behalf, may be the subject of medical malpractice claims. These nurses and other health care professionals could be considered our agents and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance that provides primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. In addition, we maintain multiple layers of umbrella coverage in the aggregate amount of $40.0 million that provide excess coverage for professional malpractice and other liabilities. We are responsible for deductibles and amounts in excess of the limits of our coverage. Claims that could be made in the future in excess of the limits of such insurance, if successful, could materially adversely affect our financial condition. In addition, our insurance coverage may not continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.
Failure of, or problems with, our critical software or information systems could harm our business and operating results.
We depend upon reliable and secure information systems to provide valuable tools by which we manage our business, comply with legal requirements, provide services, and bill and collect for our services. In addition to our Service Value Point system, our business is also substantially dependent on non-proprietary software provided by third-party vendors. For example, we utilize third-party software information systems for billing and maintaining patient claim receivables.

Our business also depends on a comprehensive payroll and human resources system for basic payroll functions and reporting, payroll tax reporting, managing wage assignments and garnishments. Our business also supports the use of Electronic Visit Verification ("EVV") to collect visit submission information through our delivery of HCBS, and we rely on third-party software vendors to provide continual maintenance, enhancements, as well as security of collected data. To the extent that our EVV vendors fail to support these processes, our internal operations could be negatively affected.
Our agencies also depend upon our information systems for accounting, billing, collections, risk management, quality assurance, payroll, education tracking, and operational performance. If we experience a reduction in the performance, reliability, availability, or accuracy of our information systems, our operations and financial performance, and ability to report timely and accurate information, could be adversely affected.
Our systems require constant maintenance, upgrades, and enhancements to preserve system capabilities and security and to meet our operational needs. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, and changing customer preferences. Problems with, or the failure of, our information systems or software could negatively impact our clinical performance and our management and reporting capabilities. To the extent third-party software vendors fail to support our licensed software or systems, or if we lose our licenses, our operations could be materially and negatively affected. Any significant problems with or failures of our information systems or software could materially and adversely affect our operations and reputation, result in significant costs to us, cause delays in our ability to bill and collect from Medicare or other payors for our services, or impair our data capture, medical documentation, or ability to provide our services in the future. The costs incurred in correcting any errors or problems with our proprietary and non-proprietary software may be substantial and could adversely affect our net income.
Additionally, operations that we acquire must be integrated into our various information systems in an efficient and effective manner. For certain aspects, we rely upon third party contractors to assist us with those activities. If we are unable to integrate and transition any acquired business into our information systems, due to our failures or any failure of our third party contractors, we could incur unanticipated expenses, suffer disruptions in service, experience regulatory issues, and lose revenue from the operation of such business.
Our information systems are networked via public network infrastructure and standards based encryption tools that meet regulatory requirements for transmission of protected health information over such networks. We have built redundancy into our networks and installed privacy protection systems on our network and point-of- care devices to prevent unauthorized access to proprietary, sensitive, and legally protected information. However, our technology may fail to adequately secure the confidential health information and personally identifiable information we maintain in our databases. Additionally, threats from computer viruses, instability of the public network on which our data transit relies, or other instances that might render those networks unstable or disabled would create operational difficulties for us, including difficulties effectively transmitting claims and maintaining efficient clinical oversight of our patients, as well as disrupting revenue reporting and billing and collections management, which could adversely affect our business or operations. If personal information or protected information of our patients, employees, or others with whom we do business is tampered with, stolen, or otherwise improperly accessed, we may incur fines and penalties associated with the breach of security or be required to take other action in response to judicial or regulatory actions arising out of the incident, including under HIPAA or other judicial acts.
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
We develop and maintain portions of our clinical systems in-house. Failure of, or problems with, these systems could harm our business and operating results.
We develop and maintain proprietary software systems to collect assessment data, log patient visits, generate medical orders, and monitor treatments and outcomes in accordance with established medical standards. These systems integrate billing and collections functionality as well as accounting, human resource, payroll, and employee benefits programs provided by third parties. Problems with, or the failure of, such technologies and systems could negatively impact data capture, billing, collections, and management and reporting capabilities. Any such problems or failures could adversely affect our operations and reputation, result in significant costs to us, and impair our ability to provide our services in the future. The costs incurred in correcting any errors or problems may be substantial and could adversely affect our profitability.
Our ability to maintain the security of patient, employee, third-party, or company information could have an impact on our reputation, our financial position, and the results of our operations.
We have been, and likely will continue to be, subject to attempts of computer hacking, vandalism and theft, malware, computer viruses, ransomware, and other malicious codes, phishing, employee error and malfeasance, catastrophes, unforeseen events, or other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks or events. Any future significant compromise or breach of our data security, whether external or internal, or misuse of patient, employee, third-party or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation. The proliferation of ever-evolving threats mean that we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any operations we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises, or misuses of data.
A cybersecurity or ransomware attack or other incident that affects our information systems security could cause a security breach that may lead to a material disruption to our information systems infrastructure or business and may involve a significant loss of business or patient health information. If a cybersecurity attack or other unauthorized attempt to access our systems or facilities were to be successful, it could result in the theft, destruction, loss, misappropriation, or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact our ability to provide various healthcare services. Any successful cybersecurity attack or other unauthorized attempt to access our systems or facilities also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors, or other third parties and could subject us to substantial sanctions, fines, and damages and other additional civil and criminal penalties under HIPAA, HITECH, the Omnibus Rule and other federal and state privacy laws, in addition to litigation with those affected.
We provide our employees with training and regular reminders on important measures they can take to prevent breaches or phishing schemes. However, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent, or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations.
We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems, and the introduction of computer viruses or other malicious software programs to our systems, and cyber-attacks, email phishing schemes, malware, and ransomware. Moreover, a security breach, or threat thereof, could require that we expend significant resources to repair or improve our information systems and infrastructure and could distract management and other key personnel from performing their primary operational duties. In the case of a material breach or cyber-attack, the associated expenses and losses may exceed our current insurance coverage for such events. Some adverse consequences are not insurable, such as reputational harm and third-party business interruption. Failure to maintain proper function, security, or availability of our information systems or protect our data against unauthorized access could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Our success depends upon the continued employment of our executive management team and key employees and our ability to retain and motivate these individuals. If we lose the services of one or more of our executive officers or key employees, we may not be able to successfully manage our business, achieve our business goals, or replace them with equally qualified personnel. The loss of any of our executive officers or key employees could have a material adverse effect on our operations and financial performance.
Our executive officers and directors and their affiliates hold a substantial portion of our outstanding shares of common stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.
Our executive officers and directors and individuals or entities affiliated with them, beneficially own an aggregate of approximately 5.13% of our outstanding shares of common stock as of December 31, 2019. The interests of these stockholders may differ from other stockholders’ interests. If they were to act together, these affiliated stockholders would be able to significantly influence all matters that our stockholders vote upon, including the election of directors, business combinations, the amendment of our certificate of incorporation and other significant corporate actions.
Certain provisions of our charter, bylaws, and Delaware law may delay or prevent a change in control of the Company.
Delaware law and our governing documents contain provisions that may enable our Board of Directors to resist a change in control of us. These provisions include:

•	staggered terms for our Board of Directors,

•	limitations on persons authorized to call a special meeting of stockholders,

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval,

•	no cumulative voting for directors,

•	director vacancies are filled by remaining directors (including vacancies resulting from removal), and

•	advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
These anti-takeover defenses could discourage, delay, or prevent a transaction to acquire us and may permit our Board of Directors to choose not to entertain offers to purchase us, even if such offers include a substantial premium to the market price of our stock. Therefore, our stockholders may be deprived of opportunities to profit from a sale of control. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors or cause us to take other corporate actions.
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
Our principal executive office is located in Lafayette, Louisiana in a 66,846 square foot building, which was originally leased. During 2018, the Company purchased the land, building and adjacent parcels of land for approximately $19.3 million. The purchase was the first step in the total $70.0 million home office campus expansion project expected to be completed in the first half of 2021.
In addition, the Company leases two off-campus office buildings in Lafayette, Louisiana, where we occupy 22,571 and 24,416 square feet. We anticipate consolidating activities currently conducted in these two off-campus sites to the principal executive office location once the home office campus expansion project is completed.
Of our operating service locations, five are owned by us and the remaining locations are in leased facilities. Most of our operating service locations are located in general commercial office space. Generally, the leases have initial terms of one year, but range from one to five years. Most of the leases either contain multiple options to extend the lease period in one-year increments or convert to a month-to-month lease upon the expiration of the initial term.
Eleven of our LTACHs are HWHs, meaning we have a lease or sublease for space with the host hospital. Generally, our leases or subleases for LTACHs have initial terms of five years, but range from three to ten years. Most of our leases and subleases for our LTACHs contain multiple options to extend the term in one-year increments.
We believe that our properties and facilities are well maintained and are generally suitable and adequate for the purposes for which they are used.

Item 3.	Legal Proceedings.
We provide services in a highly regulated industry and are a party to various proceedings (regulatory and other governmental), and internal audits and investigations in the ordinary course of business (including audits by ZPICs, RACs, and investigations resulting from our obligation to self-report suspected violations of law). We cannot predict the ultimate outcome of any regulatory and other governmental and internal audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future. These audits and investigations have caused and could potentially continue to cause delays in collections and recoupments from governmental payors. Currently, the Company has recorded $16.9 million in other assets, which are from government payors related to the disputed finding of pending ZPIC audits. Additionally, these audits may subject us to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on our business and financial condition and results of operations.
On January 18, 2018, Jordan Rosenblatt, a purported shareholder of Almost Family, Inc. (“Almost Family”) filed a Complaint for Violations of the Securities Exchange Act of 1934 (the "1934 Act") in the United States District Court for the Western District of Kentucky, styled Rosenblatt v. Almost Family, Inc., et al., Case No. 3:18-cv-40-TBR (the “Rosenblatt Action”). The Rosenblatt Action was filed against the Company, Almost Family, Almost Family’s board of directors, and Merger Sub, Inc. ("Merger Sub"). The complaint in the Rosenblatt Action (“Complaint”) asserts that the Form S-4 Registration Statement (“Registration Statement”) filed on December 21, 2017 in connection with the Merger contained false and misleading statements with respect to the Merger. The Rosenblatt Action sought, among other things, an injunction enjoining the Merger from closing and an award of attorneys’ fees and costs.
In addition to the Rosenblatt Action, two additional complaints were filed against Almost Family in the United States District Court for the District of Delaware (the "Delaware Actions") alleging similar violations as the Rosenblatt Action. These Delaware Actions also sought, among other things, an injunction to enjoin both the vote of Almost Family stockholders with respect to the Merger and the closing of the Merger, monetary damages and an award of attorneys’ fees and costs from Almost Family.
On February 22, 2018, plaintiffs in the Delaware Actions moved for a preliminary injunction to enjoin the merger of Almost Family and Merger Sub. Then, on March 2, 2018, the Delaware Actions were transferred to the United States District Court for the Western District of Kentucky. Shortly thereafter, on March 12, 2018, Almost Family, the Company and Merger Sub opposed the plaintiff's motion for a preliminary injunction, and the court heard oral argument on the plaintiff's motion for a preliminary injunction on March 19, 2018. On March 22, 2018, the court denied the plaintiff's motion for preliminary injunction.
The next day, on March 23, 2018, one of the plaintiffs in the Delaware Actions moved to consolidate the Delaware Actions with the Rosenblatt Action and for the appointment of a lead plaintiff. On December 19, 2018, the Court granted the motion to consolidate, appointed Leonard Stein, a purported Almost Family shareholder, as the lead plaintiff, and approved Stein's selection of Lead Counsel.
On February 1, 2019, the lead plaintiff filed his Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint asserts claims against Almost Family, LHC and the Almost Family board of directors for violations of Section 14(a) of the 1934 Act in connection with the dissemination of the Registration Statement, and asserts breach of fiduciary duty claims and claims for violations of Section 20(a) of the 1934 Act against the Almost Family board of directors. The Consolidated Complaint seeks, among other things, monetary damages and an award of attorneys' fees and costs. On April 12, 2019, we moved to dismiss the Consolidated Complaint and filed a motion on May 28, 2019, and we submitted reply briefs in support of its motions on June 19, 2019. On February 11, 2020, the court granted our motion to dismiss and our motion to strike and dismissed Lead Plaintiff's federal claims with prejudice and state law claims without prejudice. The deadline for Lead Plaintiff to appeal the court's dismissal of his claims is March 12, 2020.
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

Sales of Unregistered Common Stock
None.
Market Information and Holders
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LHCG.” As of February 24, 2020, there were approximately 409 registered holders of record of our common stock.
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
Price Range of Common Stock
The following table provides the high and low prices of our common stock during each quarter in 2019 and 2018 as quoted by NASDAQ:

	High	Low
2019
Fourth Quarter	$137.76	$107.94
Third Quarter	126.58	112.96
Second Quarter	120.55	99.63
First Quarter	113.79	88.98
	High	Low
2018
Fourth Quarter	$104.99	$85.06
Third Quarter	102.99	85.17
Second Quarter	86.87	62.98
First Quarter	66.13	60.09
The closing price of our common stock as reported by NASDAQ on February 25, 2020 was $148.40.
Performance Graph
This item is incorporated by reference from our Annual Report to Stockholders for the fiscal year ended December 31, 2019.
Issuer Purchases of Equity Securities
None.

Item 6.	Selected Financial Data.
The selected consolidated financial data presented below is derived from our audited consolidated financial statements for each of the years in the five year period ended December 31, 2019. The financial data for the years ended December 31, 2019, 2018 and 2017 should be read together with our consolidated financial statements and related Notes included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Financial Statements and Supplementary Data included herein (amounts in thousands, except share and per share data).

Year Ended December 31,	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Net service revenue	$2,080,241	$1,809,963	$1,062,602	$900,033	$797,123
Gross margin	755,354	653,606	386,792	342,383	316,245
Operating income	151,614	111,001	74,682	70,562	66,343
Net income	113,852	78,923	60,386	45,942	41,650
Net income attributable to LHC Group, Inc.’s common stockholders	95,726	63,574	50,112	36,583	32,335
Net income attributable to LHC Group, Inc.'s common stockholders:
Basic	$3.09	$2.31	$2.83	$2.08	$1.86
Diluted	$3.07	$2.29	$2.79	$2.07	$1.84
Weighted average shares outstanding:
Basic	30,932,607	27,498,351	17,715,992	17,559,477	17,405,379
Diluted	31,209,824	27,773,396	17,961,018	17,682,820	17,547,531

As of December 31,	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash	$31,672	$49,363	$2,849	$3,264	$6,139
Total assets (1)	2,140,295	1,928,715	793,702	614,071	566,054
Total debt	253,000	243,703	144,286	87,796	98,784
Total LHC Group, Inc. stockholders’ equity	1,413,323	1,316,925	448,868	395,126	354,582

Footnote 1: The Company adopted Accounting Standards Update ("ASU") 2016-02 on January 1, 2019, resulting in the recognition of $89.7 million of operating right-of-use assets. See Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

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
Overview

We provide post-acute health care services primarily to Medicare beneficiaries throughout the United States, through our home health agencies, hospice agencies, HCBS, long-term acute care hospitals, and HCI. Our net service revenue increased $270.3 million to $2.1 billion for the year ending December 31, 2019 from $1.8 billion for the year ending December 31, 2018 largely as a result of the merger with Almost Family, Inc. that occurred on April 1, 2018. During 2019, we acquired 27 agencies, such that, as of December 31, 2019, we operated 811 locations in 35 states within the continental United States and the District of Columbia.
On April 1, 2018, we completed our Merger with Almost Family, whereby Almost Family became a wholly owned subsidiary of the Company. The accompanying audited results of operations for the year ended December 31, 2019 includes the results of Almost Family for the twelve month period and operations for the year ended December 31, 2018 includes the results of operations for Almost Family for the period April 1, 2018 to December 31, 2018. See Note 3 to the Consolidated Financial Statement included in this Annual Report on Form 10-K for additional information about the Merger.
Segments
Our services are classified into five segments: (1) home health, (2) hospice, (3) HCBS, (4) facility-based services, offered primarily through our LTACHs, and (5) HCI.
Through our home health services segment we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational and speech therapy. As of December 31, 2019, we operated 553 home health service locations, of which 350 are wholly-owned by us, 199 are majority-owned or controlled by us through equity joint ventures, two are controlled by us through license lease arrangements, and the remaining two are only managed by us.
Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2019, we operated 110 hospice locations, of which 53 are wholly-owned by us, 55 are majority-owned by us through equity joint ventures and two, are controlled by us through license lease arrangements.
Through our HCBS, our services are performed by paraprofessional personnel, and include assistance to elderly, chronically ill, and disabled patients with activities of daily living. As of December 31, 2019, we operated 107 community-based services locations, of which 97 are wholly-owned and 10 are majority-owned through an equity joint venture.
We provide facility-based services principally through our LTACHs. As of December 31, 2019, we operated 11 LTACHs with 13 locations, of which all but two are located within host hospitals. We also operate one skilled nursing facility, two pharmacies, a family health center, a rural health clinic, and 13 physical therapy clinics. Of these 31 facility-based services locations as of December 31, 2019, 20 are wholly-owned by us and 11 are controlled by us through equity joint ventures.
Our HCI segment reports on our developmental activities outside its other business segments. The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement and management company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments. The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs. They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have 10 HCI locations, with nine being wholly-owned and one controlled by us through an equity joint venture.
The percentage of net service revenue contributed from each reporting segment for the each of the periods ended December 31, 2019, 2018 and 2017 was as follows:

Type of Segment	2019	2018	2017
Home Health	72.3%	71.4%	73.1%
Hospice	10.9	11.0	14.8
Home and Community-Based	10.0	9.5	4.4
Facility-Based	5.4	6.3	7.7
Healthcare Innovations	1.4	1.8	—
	100.0%	100.0%	100.0%

Development Activities
The following table provides a summary of our acquisitions, divestitures and internal development activities from January 1, 2018 through December 31, 2019. This table does not include our skilled nursing facility, pharmacies, family health center, rural health clinic, and physical therapy clinics through our facility-based services segment.

	Home Health Agencies	Hospice Agencies	Home and Community -Based Agencies	Long-Term Acute Care Hospitals	HCI
Total at January 1, 2018	315	91	12	14	—
Developed	—	1	4	—	—
Acquired (1)	278	22	65	—	12
Divested/Merged	(38)	(6)	—	(2)	—
Total at December 31, 2018	555	108	81	12	12
Developed	4	—	24	—
Acquired	16	8	2	1	—
Divested/Merged	(22)	(6)	—	—	(2)
Total at December 31, 2019	553	110	107	13	10
(1) 2018 acquired locations for home health and hospice were updated to reflect location counts identified upon completing the integration of Almost Family locations into our single instance of HomeCare HomeBase.
Recent Developments
Home Health Services
On October 31, 2018, CMS released the final rule regarding payment rates for home health services provided during calendar year 2019. The national, standardized 60-day episode payment rate increased to $3,154.27 in 2019. The rule estimated an impact of 2.2% increase in payments due to the rate and policy changes proposed in the rule. The rule implemented a modified rural safeguard payment varying between 1.5% and 4.0% beginning in 2019 as prescribed by the Bipartisan Budget Act of 2018. The final rule prescribed scores for various case-weights and made minor changes to the wage indices, both in a budget neutral manner. The final rule also established policy changes to the home health quality reporting program, the home health value based purchasing demonstration, the home health high cost outlier policy, and simplifies certification and recertification requirements beginning January 1, 2019.
On October 31, 2019, CMS issued its final rule regarding Medicare reimbursements for the calendar year 2020. Beginning on January 1, 2020, CMS implemented the PDGM prospective payment system, as mandated by the Bipartisan Budget Act of 2018. Under PDGM, the initial certification of Medicare patient eligibility, plan of care, and comprehensive assessment will remain valid for 60-day episodes of care, but payments for Medicare home health services will be made based upon 30-day payment periods. The national, standardized 30-day Medicare payment amount will be $1,864.03, resulting in a 1.3% increase in payments. The rule implements the 1.5% Medicare home health payment update mandated by the Bipartisan Budget Act of 2018, offset by a 0.2% decrease due to the rural add-on. The final rule also adjusts PDGM case-mix weights, which implements the removal of therapy thresholds for payments. For Medicare payments associated with LUPAs under PDGM, the threshold will vary for a 30-day period depending on the PDGM payment group. The 30-day payment amounts will be for 30-day periods of care beginning on and after January 1, 2020. There will be a transition period for home health episodes that span the implementation date of January 1, 2020, whereby payments for those services rendered during those episodes will be made under the national, standardized 60-day episode payments. CMS will also reduce a request for RAP payments to 20% for existing home health providers. CMS finalized its proposal to eliminate RAP payments for calendar year 2021, and will require home health providers to submit "no pay" RAPs during that year. Beginning January 1, 2021, home health providers will be required to submit a Notice of Admission ("NOA") within five calendar days of the first 30-day period and within five calendar days of the day 31 for the second, subsequent 30-day period. CMS also finalized a policy allowing therapy assistants to provide maintenance therapy services in the home and modified certain requirements relating to the home health plan of care.
The final rule also includes the public reporting of Total Performance Score ("TPS") and TPS percentile ranking for each home health agency in the nine model states that qualifies for a payment adjustment under the Home Health Value-Based Purchasing model for fiscal year 2020. CMS also made some changes to the Home Health Quality Reporting Program.
Hospice

On August 1, 2018, CMS posted a display copy of the final rule for the annual update to Medicare hospice payment rates for fiscal year 2019. In this final rule, hospices received a 1.8% increase in Medicare payments for fiscal year 2019. The hospice payment update percentage for fiscal year 2019 is based on a 2.9% inpatient hospital market basket update, reduced by a 0.8% point multifactor productivity adjustment, and reduced by a 0.3 percentage point adjustment required by law. Hospices that fail to meet quality reporting requirements receive a 2.0 percentage point reduction to their payments. The hospice aggregate cap amount for fiscal year 2019 was $29,205.44 (2018 cap amount of $28,689.04 increased by 1.8%). Additionally, this rule finalized conforming regulations text changes so that effective January 1, 2019, physician assistants will be recognized as designated hospice attending physicians, in addition to physicians and nurse practitioners. This rule also finalizes changes to the HQRP.
The following table shows the hospice Medicare payment rates for fiscal year 2019, which began on October 1, 2018 and ended September 30, 2019:

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
The following table shows the hospice Medicare payment rates for fiscal year 2020, which will began on October 1, 2019 and will end September 30, 2020:

Description	Rate per patient day
Routine Home Care days 1-60	$194.50
Routine Home Care days 61+	$153.72
Continuous Home Care	$1,395.63
Full Rate = 24 hours of care
$58.15 = hourly rate
Inpatient Respite Care	$450.10
General Inpatient Care	$1,021.25
Home and Community-Based Services
HCBS are in-home care services, which are primarily performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to elderly, chronically ill, and disabled patients. Revenue is generated on an hourly basis and our current primary payors are TennCare Managed Care Organization and Medicaid.
Facility-Based Services
On December 26, 2013, President Obama signed into law the Bipartisan Budget Act of 2013 "Public Law 113-67." This law prevents a scheduled payment reduction for physicians and other practitioners who treat Medicare patients from taking effect on January 1, 2014. Included in the legislation are the following changes to LTACH reimbursement:

•	Medicare discharges from LTACHs will continue to be paid at full LTACH PPS rates if:

◦	the patient spent at least three days in a STCH intensive care unit during a STCH stay that immediately preceded the LTACH stay, or

◦	the patient was on a ventilator for more than 96 hours in the LTACH (based on the MS-LTACH DRG assigned) and had a STCH stay immediately preceding the LTACH stay.

◦	Also, the LTACH discharge cannot have a principal diagnosis that is psychiatric or rehabilitation.

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

•
For cost reporting periods beginning on or after October 1, 2015, discharges paid at the site neutral payment rate or by a Medicare Advantage plan (Part C) will be excluded from the LTACH average length-of-stay calculation.

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

On August 2, 2016, CMS released the final rule to update fiscal year 2017 LTACH reimbursement and policies under the LTACH PPS, which affects discharges occurring in cost reporting periods beginning on or after October 1, 2016. This estimated decrease is attributable to the statutory decrease in payment rates for site neutral LTACH PPS cases that do not meet the clinical criteria to qualify for higher LTACH rates in cost reporting years beginning on or after October 1, 2016. Cases that do qualify for higher LTACH PPS rates will see a payment rate increase of 0.7% (including a market basket update of 2.8% reduced by a multi-factor productivity adjustment of 0.3%, minus an additional adjustment of 0.75 percentage point in accordance with the PPACA, for a net market basket of 1.75%). The LTACH PPS standard federal payment rate for fiscal year 2017 is $42,476.41 (increased from $41,762.85 in fiscal year 2016). Site-neutral discharges will have a 23% reduction in payments. CMS also proposes to begin enforcement of the 25 Percent Rule which will cap the number of patients treated at an LTACH who have been referred from all locations of a hospital. Grandfathered LTACH facilities are exempt from the 25 Percent Rule, while rural LTACHs will have a threshold of 50% and MSA-dominant hospitals will have a threshold between 25% and 50%. The 25 Percent Rule will apply to discharges occurring after October 1, 2016. CMS will have two separate outlier pools and thresholds for LTACH-appropriate patients and for site-neutral patients. For 2017, CMS finalized an increase of its fixed-loss threshold to $21,943 from 2016’s $16,423, to limit outlier spending at no more than 8% of total LTACH spending (2016 outlier payments may reach 9.0%). CMS is applying the proposed inpatient fixed-loss threshold of $23,570 for site neutral patients. CMS also finalized four new measures for the LTACH Quality Reporting Program to meet the requirements of the Improving Medicare Post-Acute Care Transformation ("IMPACT") Act. For the fiscal year 2018 LTACH Quality Reporting Program, CMS added quality measures for Medicare spending per beneficiary, discharge to community and potentially-preventable 30-day post-discharge readmissions. For the fiscal year 2020 LTACH Quality Reporting Program, CMS adopted a new drug regimen review measure.
On August 2, 2017, CMS posted a display copy of its final rule for the annual update to Medicare payment rates and policies for the fiscal year 2018 inpatient hospitals prospective payment system and the LTACH PPS. CMS estimates the impact of the proposed rule will result in a 2.4% overall reduction in LTACH spending. The LTACH standard federal rate is reduced to $41,430.56 from $42,476.41. CMS also proposed a 12 month administrative moratorium on application of the 25 Percent Rule beginning with the expiration of the statutory moratorium after September 30, 2017. The 25 Percent Rule will not be applied to LTACHs for discharges occurring on or before September 30, 2018. CMS also adopted certain adjustments to high cost outlier and short stay outlier policies. CMS finalized its proposal for a new severe wound exception to be paid at standard Federal LTACH rates instead of site neutral payments for grandfathered LTACHs. CMS changed the separateness and control restrictions for certain co-located IPPS-exempt hospitals. The final rule also adds three new quality measures and discontinues two quality measures. CMS also finalized its proposal to implement collection of standardized patient assessment data under the IMPACT Act on functional status, cognitive function, cancer treatments, respiratory treatments, transfusions and other special services effective for admissions on/after April 1, 2019.
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
On August 2, 2019, CMS issued a final rule for the fiscal year 2020 LTACH-PPS. Overall, CMS expects LTACH-PPS payments to increase by approximately 1.0%, which reflects the continued statutory implementation of the revised LTACH-PPS payments. LTACH-PPS payments for fiscal year 2020 for discharges paid using the standard LTACH payment rate are expected to increase by 2.7% after accounting for the proposed annual standard Federal rate update for fiscal year 2020 of 2.5%, an estimated decrease in outlier payments of 0.2%, and other factors.
LTACH-PPS payments for cases continuing to transition to the site neutral payment rates are expected to decrease by approximately 5.9%. This accounts for the LTACH site neutral payment rate cases that will continue to be paid a blended payment rate as the rolling statutory transition period ends for LTACH discharges occurring in cost reporting periods beginning in fiscal year 2020, and other changes.
None of the aforementioned estimated changes to Medicare payments for home health, hospice, and LTACHs include the deficit reduction sequester cuts to Medicare that began on April 1, 2013, which reduced Medicare payments by 2% for patients whose service dates ended on or after April 1, 2013.
Medicare Accountable Care Organizations
The Affordable Care Act established ACOs as a tool to improve quality and lower costs through increased care coordination in the Medicare fee-for-service ("FFS") program, also known as "Original Medicare." The Medicare FFS program covers approximately 70% of the Medicare recipients or approximately 36 million eligible Medicare beneficiaries. ACOs are typically formed as legal entities by groups of doctors and other healthcare providers who endeavor to work together to provide high quality services and care for their patients through three-year contracts with CMS. Provider and beneficiary participation in an ACO is purely voluntary and Medicare beneficiaries retain their current ability to seek treatment from any provider they wish. Beneficiaries are assigned to ACOs using an "attribution" model based on a plurality of services provided by the primary care physician. Beneficiaries retain the right to use any doctor or hospital who accepts Medicare, at any time.
CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for Medicare FFS beneficiaries and to reduce costs. Eligible providers, hospitals, and suppliers may participate in the MSSP by creating, participating in or contracting with an ACO. The MSSP is designed to improve beneficiary outcomes and increase value of care by (1) promoting accountability for the care of Medicare FFS beneficiaries, (2) requiring coordinated care for all services provided under Medicare FFS, and (3) encouraging investment in infrastructure and redesigned care processes. The MSSP will reward ACOs that provide healthcare services at a cost for the ACO's patients during a relevant measurement year that is below the ACO's benchmark costs established by CMS, while also meeting performance standards on quality of care. Under the final MSSP rules, Medicare is to reimburse individual providers and suppliers for specific items and services as Medicare currently does under the FFS payment methodologies. MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO, if the ACO is to receive shared savings or for ACOs that have elected to accept responsibility for losses. An ACO that meets the program's quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below its own medical expenditure benchmark provided by CMS. The Company's HCI services provides specialized management services to ACOs, and in return, the Company shares in any MSSP payments received by the ACO.
Operational Data
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-

K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 28, 2019.
The following table sets forth, for the period indicated, each of our segment's data regarding census, admissions, billable hours and patient days:

	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Three Months Ended September 30, 2019	Three Months Ended December 31, 2019
Home Health:
Average census	75,675	77,138	76,905	78,380
Average Medicare census	49,411	49,827	49,016	49,108
Admissions	93,674	95,198	97,647	102,940
Medicare admissions	57,456	57,391	57,496	59,664
Hospice:
Average census	3,752	4,070	4,187	4,238
Average Medicare census	3,447	3,760	3,883	3,914
Admissions	4,587	4,637	4,522	4,768
Medicare admissions	4,089	4,131	3,987	4,213
Patient days	337,649	370,407	385,164	389,926
Home and Community-Based:
Billable hours	2,271,894	2,292,719	2,276,984	2,111,816
LTACHs:
Patient days	19,636	19,970	18,918	20,313
	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018	Three Months Ended September 30, 2018	Three Months Ended December 31, 2018
Home Health:
Average census	45,156	76,708	75,479	75,869
Average Medicare census	30,362	51,279	49,948	49,858
Admissions	53,123	93,905	92,643	92,168
Medicare admissions	33,028	59,012	57,118	56,919
Hospice:
Average census	3,136	3,659	3,804	3,823
Average Medicare census	2,910	3,372	3,491	3,502
Admissions	4,054	4,528	4,557	4,558
Medicare admissions	3,549	3,942	3,931	3,995
Patient days	282,220	332,978	346,153	322,197
Home and Community-Based:
Billable hours	478,952	2,227,831	2,284,980	2,257,127
LTACHs:
Patient days	22,560	19,983	21,617	18,409

Consolidated Results of Operations
The following table sets forth, for the period indicated, our consolidated results (amounts in thousands):

	Year Ended December 31,
	2019	2018
Consolidated Services Data:
Net service revenue	$2,080,241	$1,809,963
Cost of service revenue	1,324,887	1,156,357
Gross margin	755,354	653,606
General and administrative expenses	596,006	537,916
Impairment of intangibles and other	7,734	4,689
Operating income	151,614	111,001
Interest expense	(11,155)	(9,679)
Income tax expense	26,607	22,399
Income attributable to noncontrolling interests	18,126	15,349
Net income available to LHC Group, Inc.’s common stockholders	$95,726	$63,574
The following table sets forth our consolidated results as a percentage of net service revenue, except income tax expense, which is presented as a percentage of income attributable to LHC Group, Inc.’s common stockholders:

	Year Ended December 31,
	2019	2018
Consolidated Services Data:
Cost of service revenue	63.7%	63.9%
Gross margin	36.3	36.1
General and administrative expenses	28.7	29.7
Impairment of intangibles and other	0.4	0.3
Operating income	7.3	6.1
Interest expense	(0.5)	(0.5)
Income tax expense	21.7	26.1
Income attributable to noncontrolling interests	0.9	0.8
Net income attributable to LHC Group, Inc.’s common stockholders	4.6	3.5

Consolidated net service revenue for the year ended December 31, 2019 was $2.1 billion compared to $1.8 billion for the same period in 2018, an increase of $270.3 million, or 14.9%. Consolidated net service revenue growth in 2019 was primarily due to both our acquisitions during 2019 and 2018, and an increase in same store growth. Consolidated net service revenue was comprised of the following for the periods ending December 31:

Segment	2019	2018
Home Health	72.3%	71.4%
Hospice	10.9	11.0
Home and Community-Based	10.0	9.5
Facility-Based	5.4	6.3
Healthcare Innovations	1.4	1.8
	100.0%	100.0%
Revenue derived from Medicare represented 64.1% and 65.4% of our consolidated net service revenue for the years ended December 31, 2019 and 2018, respectively.

The following table sets forth each of our segment's revenue growth or loss, along with key applicable statistical data, for the twelve months ended December 31, 2019 and the related change from the same period in 2018 (amounts in thousands, except statistical data, and revenue excludes implicit price concessions):

	Organic (1)	Organic Growth (Loss)%	Acquired (2)	Total	Total Growth (Loss) %
Home Health
Revenue	$909,439	6.5%	$607,226	$1,516,665	15.9%
Revenue Medicare	$605,974	3.4	$451,754	$1,057,728	13.9
New admissions	230,477	9.1	158,982	$389,459	17.4
New Medicare admissions	132,727	2.9	99,280	$232,007	12.6
Average census	47,116	5.1	29,909	$77,025	1.4
Average Medicare census	29,576	—	19,764	$49,340	(2.3)
Home health episodes	219,970	1.3	152,846	$372,816	10.2
Hospice
Revenue	$184,531	6.6	$42,164	$226,695	12.2
Revenue Medicare	$170,421	9.2	$37,610	$208,031	14.5
New admissions	15,007	5.6	3,508	$18,515	4.6
New Medicare admissions	13,288	6.4	3,140	$16,428	6.6
Average census	3,425	8.9	637	$4,062	12.8
Average Medicare census	3,165	9.2	588	$3,753	13.2
Patient days	1,254,443	9.3	228,522	$1,482,965	12.8
Home and Community-Based
Revenue	$60,989	4.8	$153,304	$214,293	22.1
Billable hours	2,476,567	29.4	6,430,893	$8,907,460	22.7
Facility-Based
LTACHs
Revenue	$101,194	(1.9)	$1,641	$102,835	(3.4)
Patient days	77,572	(5.1)	1,265	$78,837	(6.0)
Other facility-based
Revenue	$11,501	17.1	$—	$11,501	17.1
Healthcare Innovations
Revenue	$—	—	$29,919	$29,919	(10.3)
Consolidated
Revenue	$1,267,654	33.1%	$834,254	$2,101,908	53.6%

(1) Organic - combination of same store, a location that has been in service with us for greater than 12 months, and de novo, an internally developed location that has been in service for 12 months or less.
(2) Acquired - purchased location that has been in service with us 12 months or less, including all legacy Almost Family locations for the period after April 1, 2018. Almost Family locations remained counted as acquired locations due to system integrations, which were completed at the end of 2019.
Revenue and patient days decreased in our LTACHs during the twelve months ended December 31, 2019 due to the closures of two LTACHs during 2018.
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
The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concessions, to net service revenue recognized for the twelve months ended December 31, 2019 and 2018 (amounts in thousands):

	2019	% of Net Service Revenue	2018	% of Net Service Revenue
Revenue	$2,101,908		$1,835,478
Less: Implicit price concessions	21,667	1.0%	25,515	1.4%
Net service revenue	$2,080,241		$1,809,963
Cost of Service Revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2019		2018
Home Health
Salaries, wages, and benefits	$860,184	57.2%	$733,432	56.8%
Transportation	44,046	2.9	40,760	3.2
Supplies and services	34,805	2.3	27,814	2.2
Total	$939,035	62.4%	$802,006	62.1%
Hospice
Salaries, wages, and benefits	$101,927	44.9%	$94,966	47.7%
Transportation	7,733	3.4	7,330	3.7
Supplies and services	30,517	13.4	28,695	14.4
Total	$140,177	61.7%	$130,991	65.8%
Home and Community-Based
Salaries, wages, and benefits	$154,665	74.2%	$128,124	74.3%
Transportation	2,164	1.0	1,797	1.0
Supplies and services	988	0.5	739	0.4
Total	$157,817	75.7%	$130,660	75.7%
Facility-Based
Salaries, wages, and benefits	$51,941	46.5%	$53,920	47.4%
Transportation	280	0.3	310	0.3
Supplies and services	21,053	18.8	22,669	19.9
Total	$73,274	65.4%	$76,899	67.6%
Healthcare Innovations
Salaries, wages, and benefits	$13,707	46.2%	$15,101	45.6%
Transportation	444	1.5	551	1.7
Supplies and services	433	1.5	149	0.5
Total	$14,584	49.2%	$15,801	47.8%
Consolidated
Total	$1,324,887	63.7%	$1,156,357	63.9%
Consolidated cost of service revenue for the year ended December 31, 2019 was $1,324.9 million compared to $1,156.4 million for the same period in 2018, an increase of approximately $168.5 million, or 14.6%. The improvement from 2018 to 2019 as a percentage of net service revenue was the result of our ability to continue to experience synergies and improved operational efficiencies associated with the integration of the AFAM locations. The dollar increase was the result of the

Merger and the exclusion of expenses until April 1, 2018, when the Merger was completed, and 2019 acquisitions. The reduction of total costs in the facility-based services segment was due to the closure of two LTACH locations.
General and Administrative Expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2019		2018
Home Health
General and administrative	$426,775	28.4%	$368,761	28.6%
Depreciation and amortization	10,501	0.7	9,363	0.7
Total	$437,276	29.1%	$378,124	29.3%
Hospice
General and administrative	$59,341	26.2%	$58,655	29.5%
Depreciation and amortization	1,849	0.8	2,278	1.1
Total	$61,190	27.0%	$60,933	30.6%
Home and Community-Based
General and administrative	$42,647	20.5%	$39,847	23.1%
Depreciation	1,378	0.7	620	0.4
Total	$44,025	21.2%	$40,467	23.5%
Facility-Based
General and administrative	$34,991	31.3%	$36,732	32.3%
Depreciation and amortization	3,367	3.0	2,906	2.6
Total	$38,358	34.3%	$39,638	34.9%
Healthcare Innovations
General and administrative	$13,998	47.2%	$17,559	53.0%
Depreciation	1,159	3.9	1,195	3.6
Total	$15,157	51.1%	$18,754	56.6%
Consolidated
Total	$596,006	28.7%	$537,916	29.7%

Consolidated general and administrative expenses for the year ended December 31, 2019 were $596.0 million compared to $537.9 million for the same period in 2018, an increase of approximately $58.1 million, or 10.8%. Substantially all of the change in consolidated general and administrative expenses was a result of the Merger and other acquisitions completed during the latter part of 2018 and 2019. The improvement from 2018 to 2019 as a percentage of net service revenue was the result of our ability to continue to experience synergies and improved operational efficiencies associated with the integration of the AFAM locations.
Income Tax Expense
Consolidated income tax expense for the year ended December 31, 2019 was $26.6 million compared to $22.4 million for the same period in 2018. The increase in income tax expense was primarily attributable to the increase in our results of operations in 2019 as compared to 2018.

 Liquidity and Capital Resources

Cash at December 31, 2019 was $31.7 million, compared to $49.4 million at December 31, 2018. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our revolving credit facility will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months.

Liquidity
Our principal source of liquidity needed to fund our operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third-party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our revolving credit facility, which provides for aggregate borrowings, including outstanding letters of credit, up to $500 million. As of December 31, 2019, we had $218.6 million available for borrowing under our credit facility. We believe our operating cash flow, credit facility, and any potential future borrowings will be sufficient to fund our long-term initiatives.
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
The following table summarizes changes in cash flows (amounts in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$130,462	$108,585
Investing activities	(107,902)	(25,291)
Financing activities	(40,251)	(36,780)
Change in cash	$(17,691)	$46,514
Cash at beginning of period	49,363	2,849
Cash at end of period	$31,672	$49,363
From 2018 to 2019, our use of cash decreased by $64.2 million. The primary reason for the increase in use of cash was the result of cash used in investing activities with our 2019 acquisitions and payments of acquisitions effective January 1, 2020 of $74.3 million and $15.1 million for the home office expansion project, which was slightly offset by an increase in cash provided by operating activities as our overall working capital improved from 2018 to 2019.
Credit Facility
On March 30, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., which was effective on April 2, 2018. The Credit Agreement provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $500.0 million, which includes an additional $200.0 million accordion expansion feature, and a letter of credit sub-limit equal to $50.0 million. The expiration date of the Credit Agreement is March 30, 2023. Our obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its wholly-owned subsidiaries, which assets include the Company's equity ownership of its wholly-owned subsidiaries and its equity ownership in joint venture entities. Our wholly-owned subsidiaries also guarantee the obligations of the Company under the Credit Agreement.
Revolving loans under the Credit Agreement bear interest at, as selected by us, either in (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day, and (3) the Eurodollar Rate for one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar Rate plus a margin ranging from 1.50% to 2.25% per annum.

Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at the same time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon our consolidated Leverage Ratio, as defined in the Credit Agreement. The effective interest rates on our borrowings under the Credit Agreement were 3.71% and 4.19% as of December 31, 2019 and 2018, respectively.
At December 31, 2019, we had $253.0 million drawn, letters of credit in the amount of $28.4 million outstanding under the credit facility, and $218.6 million remaining borrowing capacity available under the Credit Agreement. At December 31, 2018, we had $235.0 million drawn and letters of credit outstanding in the amount of $30.4 million under our Credit Facility.
Under the Credit Agreement, a letter of credit fee shall be equal to the applicable Eurodollar Rate on the average daily amount of the letter of credit exposure. The agent's standard up-front fee and other customary administrative charges will also be due upon issuance of the letter of credit along with a renewal fee on each anniversary date of such issuance while the letter of credit is outstanding.
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
At December 31, 2019, we were in compliance with all debt covenants contained in the Credit Agreement governing our credit facility.

Contractual Obligations
The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2019 (amounts in thousands):

	Payment Due by Period
Recorded Liabilities:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$253,000	$—	$253,000	$—	$—
Operating leases	109,537	34,457	43,994	18,120	12,966
Uncertain tax position (1)	3,867	3,867	—	—	—
Other:
Purchase obligations (2)	43,664	43,664	—	—	—
Total contractual cash obligations	$410,068	$81,988	$296,994	$18,120	$12,966
(1) As of December 31, 2019, we recorded a liability for uncertain tax positions of $3.9 million. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for uncertain tax positions beyond one year, a reasonable estimate of the period of cash settlement beyond twelve months from the balance sheet date of December 31, 2019, cannot be made.
(2) Primarily reflects future payments under various contractual arrangements related to the purchase of fixed assets.
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

Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.
Critical Accounting Policies
The following discussion describes our critical accounting policy, which we believe requires the most significant judgment and estimates used in the preparation of our consolidated financial statements.
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
Net service revenue from contracts with customers is recognized in the period the performance obligations are satisfied under our contracts by transferring the requested services to our patients in amounts that reflect the consideration to which is expected to be received in exchange for providing patient care, which is the transaction price allocated to the services provided in accordance with ASU 2014-09, Revenue from Contracts with Customers ("Topic 606") and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (collectively, "ASC 606").

Net service revenue is recognized as performance obligations are satisfied, which can vary depending on the type of services provided. The performance obligation is the delivery of patient care in accordance with the requested services outlined in physicians' orders, which are based on specific goals for each patient.

The performance obligations are associated with contracts in duration of less than one year; therefore, the optional exemption provided by ASC 606 was elected resulting in us not being required to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Our unsatisfied or partially unsatisfied performance obligations are primarily completed when the patients are discharged and typically occur within days or weeks of the end of the period.

We determine the transaction price based on gross charges for services provided, reduced by estimates for explicit and implicit price concessions. Explicit price concessions include contractual adjustments provided to patients and third-party payors. Implicit price concessions include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from regulatory reviews, audits, billing reviews and other matters. Subsequent changes to the estimate of the transaction price are recorded as adjustments to net service revenue in the period of change. Subsequent changes that are determined to be the result of an adverse change in the patient's ability to pay (i.e. change in credit risk) are recorded as a provision for doubtful accounts.

Explicit price concessions are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third party payors and others for services provided.

Implicit price concessions are recorded for self-pay, uninsured patients and other payors by major payor class based on historical collection experience and current economic conditions. The implicit price concession represents the difference between amounts billed and amounts expected to be collected based on collection history with similar payors. We assess our ability to collect for the healthcare services provided at the time of patient admission based on the verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs.

Amounts due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid), include variable consideration for retroactive revenue adjustments due to settlements of audits and reviews. We have determined estimates for price concessions related to regulatory reviews based on our historical experience and success rates in the claim appeals and adjudication process. Revenue is recorded at amounts estimated to be realizable for services provided.
The following table sets forth the percentage of net service revenue earned by category of payor for the respective years ending December 31:

Payor	2019	2018	2017
Medicare	64.1%	65.4%	71.7%
Medicaid	2.9	3.2	1.7
Other	33.0	31.4	26.6
	100.0%	100.0%	100.0%

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

Hospice Services
We record gross revenue on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care delivered. We receive one of four predetermined daily rates based upon the level of care provided. The four levels of care are routine care, general inpatient care, continuous home care and respite care. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
The performance obligation is the delivery of hospice services to the patient, as determined by a physician, each day the patient is on hospice care.
Adjustments outlined above are automatically recognized in net service revenue when changes occur during the period in which the services are provided to the patient. We estimate the impact of these adjustments based on our historical experience.
Additionally, hospice service revenue is subject to certain limitations on payments from Medicare which are considered variable consideration. We are subject to an inpatient cap limit and an overall Medicare payment cap for each provider number. These caps are monitored on a provider-by-provider basis and estimated amounts due back to Medicare, if we estimate a cap has been exceeded. These adjustments are recorded as a reduction to revenue and an increase in accrued expenses within our consolidated balance sheet. Beginning for the cap year ending October 31, 2017, providers are required to self-report and pay their estimated cap liability by February 28th of the following year. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.

Facility-Based Services
Long-Term Acute Care Services
Gross revenue is recorded as services are provided under the LTACH prospective payment system. Each patient is assigned a long-term care diagnosis-related group. Payments are made at a predetermined fixed amount intended to reflect the average cost of treating a Medicare patient classified in that particular long-term care diagnosis-related group. For selected patients, the amount may be further adjusted based on length-of-stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted, among other factors. Adjustments to revenue are based on historical averages of these types of adjustments for claims paid. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. All adjustments are reflected in net service revenue such that the recorded amounts reflect the estimated transaction price for services provided. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.

Medicaid, managed care and other payors
Other sources of net service revenue for all our segments fall into Medicaid, managed care or other payors of our services. Our Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided. Therefore, revenue is recognized for Medicaid services as services are provided based on this fee schedule. Our managed care and other payors reimburse us based upon a predetermined fee schedule or an episodic basis, depending on the terms of the applicable contract. Accordingly, we recognize revenue from managed care and other payors as services are provided, such costs are incurred, and estimates of expected payments are known for each different payor, thus our revenue is recorded at the estimated transaction price.

Healthcare Innovations Services
The Company’s HCI segment provides strategic health management services to ACOs that have been approved to participate in the MSSP.  The HCI segment has service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any.  ACOs are legal entities that contract with CMS to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for individuals, improving health for populations and lowering costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each year. During the year ended December 31, 2019 and 2018, the HCI segment recorded net service revenue of $2.9 million and $3.7 million, respectively, related to the 2018 and 2017 ACO respective service periods, as certain ACO's served by the HCI segment received unembargoed calculations from CMS confirming the performance obligation had been met. As of December 31, 2019 and 2018, no net service revenue was recognized related to potential MSSP payments for savings generated for the program periods then ended, if any, as it remains unclear as to if performance obligation has been met by any ACO's served by the HCI segment.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar rate or Base Rate. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $2.4 million and $2.2 million for the years ended December 31, 2019 and 2018, respectively.

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
Evaluation of Disclosure Control and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company's management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on management’s testing and evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The attestation report of KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, is included herein.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the Company’s fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
LHC Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited LHC Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 27, 2020

Item 9B.	Other Information.
None noted.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 regarding our directors and executive officers is incorporated by reference from the information contained under the heading “Information About Directors, Nominees and Management” in the definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders.
The information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders.
The information required by this Item 10 regarding our corporate governance Nominating Committee and Audit Committee is incorporated by reference from the information contained under the heading “The Board of Directors and Corporate Governance” in the definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders.
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

The information required by this Item 11 regarding our executive compensation and Compensation Committee is incorporated by reference from the information contained under the heading “Executive Officer Compensation” in the definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 regarding our securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders.
Equity Compensation Plan Information

The following table provides information as of December 31, 2019, regarding shares of common stock that may be issued under the Company's existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Price of Outstanding Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a) (1)

Equity compensation plans approved by Stockholders:	—	$—	2,141,893
Equity compensation plans not approved by Stockholders:	—	—	—
Total	—	$—	2,141,893

(1) Includes 2,009,444 shares remaining available for issuance under the LHC Group, Inc. 2018 Long-Term Incentive Plan (all of which are available for issuance pursuant to grants of full-value stock awards) and 132,449 shares remaining available for issuance under the Amended and Restated LHC Group, Inc.'s 2006 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 regarding transactions with related persons and the independence of our Directors is incorporated by reference from the information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 regarding accounting and audit fees is incorporated by reference from the information contained under the heading “Principal Accountant Fees and Services” in the definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LHC Group, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842); as modified by ASUs 2018-01, 2018-10, 2018-11, and 2018-20.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of implicit price concessions for the Home Health segment

As discussed in Note 2 to the consolidated financial statements, net service revenue from contracts with customers is recognized in the period the performance obligations are satisfied under the contracts by transferring the requested services to patients in amounts that reflect the consideration which is expected to be received in exchange for providing patient care. Implicit price concessions include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from regulatory reviews, audits, billing reviews and other matters. The Company estimates implicit price concessions based on historical collection experience by payor class. Estimates of implicit price concessions are periodically reviewed to ensure they are reflective of current business and economic conditions and trends and indicative of the Company’s historical collections. As a result, net service revenue is recorded in amounts equal to expected cash receipts for services when rendered. The Company’s net service revenue for the year ended December 31, 2019 was $2,080 million, of which $22 million related to implicit price concessions.

We identified the evaluation of implicit price concessions for the Home Health segment as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the implicit price concessions as they were based on estimated collection rates by payor class. Specifically, the estimated transaction prices required knowledge of the payor mix and current business and economic conditions and trends.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s net service revenue process, including controls over the data used to support the estimated transaction prices. We assessed the outcome of the estimation of the implicit price concessions for the Home Health segment in the prior period financial statements to identify any circumstances or conditions that are relevant to the determination of the current year estimate. This included testing historical accounts receivable that were written off in the current year. To assess the relevance and reliability of the current year estimated transaction prices, we evaluated the Company’s collections on Home Health revenue recorded by payor class.

/s/ KPMG LLP
KPMG LLP
We have served as the Company's auditor since 2008.
Baton Rouge, Louisiana
February 27, 2020

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash	$31,672	$49,363
Receivables:
Patient accounts receivable	284,962	252,592
Other receivables	10,832	6,658
Amounts due from governmental entities	—	830
Total receivables, net	295,794	260,080
Prepaid income taxes	9,652	11,788
Prepaid expenses	21,304	24,775
Other current assets	21,852	20,899
Total current assets	380,274	366,905
Property, building and equipment, net of accumulated depreciation of $69,441 and $55,253, respectively	97,908	79,563
Goodwill	1,219,972	1,161,717
Intangible assets, net of accumulated amortization of $16,431 and $15,176, respectively	305,556	297,379
Assets held for sale	2,500	2,850
Operating lease right of use asset	95,452	—
Other assets	38,633	20,301
Total assets	$2,140,295	$1,928,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$83,572	$77,135
Salaries, wages and benefits payable	85,631	84,254
Self insurance reserves	31,188	32,776
Current operating lease payable	28,701	—
Current portion of long-term notes payable	—	7,773
Amounts due to governmental entities	1,880	4,174
Total current liabilities	230,972	206,112
Deferred income taxes	60,498	43,306
Income taxes payable	3,867	4,297
Revolving credit facility	253,000	235,000
Long-term notes payable	—	930
Operating lease payable	69,556	—
Total liabilities	617,893	489,645
Noncontrolling interest-redeemable	15,151	14,596
Commitments and contingencies
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—

Common stock – $0.01 par value: 60,000,000 shares authorized; 36,129,280 and 35,835,348 shares issued, and 30,992,390 and 30,805,919 shares outstanding, respectively	361	358
Treasury stock – 5,136,890 and 5,029,429 shares at cost, respectively	(60,060)	(49,373)
Additional paid-in capital	949,321	937,965
Retained earnings	523,701	427,975
Total LHC Group, Inc. stockholders’ equity	1,413,323	1,316,925
Noncontrolling interest – non-redeemable	93,928	107,549
Total stockholders’ equity	1,507,251	1,424,474
Total liabilities and stockholders’ equity	$2,140,295	$1,928,715

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2019	2018	2017

Net service revenue	$2,080,241	$1,809,963	$1,062,602
Cost of service revenue (excluding depreciation and amortization)	1,324,887	1,156,357	675,810
Gross margin	755,354	653,606	386,792
General and administrative expenses	596,006	537,916	310,539
Impairment of intangibles and other	7,734	4,689	1,571
Operating income	151,614	111,001	74,682
Interest expense	(11,155)	(9,679)	(3,352)
Income before income taxes and noncontrolling interests	140,459	101,322	71,330
Income tax expense	26,607	22,399	10,944
Net income	113,852	78,923	60,386
Less net income attributable to noncontrolling interests	18,126	15,349	10,274
Net income attributable to LHC Group, Inc.’s common stockholders	$95,726	$63,574	$50,112
Earnings per share - basic:
Net income attributable to LHC Group, Inc.’s common stockholders	$3.09	$2.31	$2.83
Earnings per share - diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$3.07	$2.29	$2.79
Weighted average shares outstanding:
Basic	30,932,607	27,498,351	17,715,992
Diluted	31,209,824	27,773,396	17,961,018

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)

	LHC Group, Inc.						Noncontrolling interest -non- redeemable	Total equity	Non controlling interest - redeemable	Net income
	Common Stock				Additional paid-in capital	Retained earnings
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2016	$224	22,429,041	$(39,135)	4,828,679	$119,748	$314,289	$6,426	$401,552	$12,567
Net income	—	—	—	—	—	50,112	(595)	49,517	10,869	60,386
Acquired noncontrolling interest	—	—	—	—	—	—	53,657	53,657	—
Purchase of additional controlling interest	—	—	—	—	(368)	—	—	(368)	(1,120)
Sale of noncontrolling interest	—	—	—	—	122	—	282	404	412
Noncontrolling interest distributions	—	—	—	—	—	—	(2,047)	(2,047)	(9,335)
Nonvested stock compensation	—	—	—	—	5,964	—	—	5,964	—
Issuance of vested stock	2	192,463	—	—	(2)	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(3,114)	61,825	—	—	—	(3,114)	—
Issuance of common stock under Employee Stock Purchase Plan	—	18,542	—	—	1,026	—	—	1,026	—
Balances at December 31, 2017	$226	22,640,046	$(42,249)	4,890,504	$126,490	$364,401	$57,723	$506,591	$13,393
Net income	—	—	—	—	—	63,574	5,672	69,246	9,677	78,923
Acquired noncontrolling interest	—	—	—	—	—	—	41,055	41,055	8,230
Purchase of additional controlling interest	1	90,031	—	—	7,658	—	(371)	7,288	(7,706)
Sale of noncontrolling interest	—	—	—	—	(2,161)	—	6,016	3,855	590
Noncontrolling interest distributions	—	—	—	—	—	—	(2,546)	(2,546)	(9,588)
Nonvested stock compensation	—	—	—	—	9,358	—	—	9,358	—
Issuance of vested stock	3	212,355	—	—	—	—	—	3	—
Treasury shares redeemed to pay income tax	—	—	(7,124)	138,925	—	—	—	(7,124)	—
Merger consideration	127	12,765,288	—	—	795,278	—	—	795,405	—
Exercise of stock options	1	108,903	—	—	—	—	—	1	—
Issuance of common stock under Employee Stock Purchase Plan	—	18,725	—	—	1,342	—	—	1,342	—
Balances at December 31, 2018	$358	35,835,348	$(49,373)	5,029,429	$937,965	$427,975	$107,549	$1,424,474	$14,596
Net Income	—	—	—	—	—	95,726	6,855	102,581	11,271	113,852
Acquired noncontrolling interest	—	—	—	—	—	—	10,478	10,478	—
Purchase of additional controlling interest	—	—	—	—	(2,183)	—	(18,382)	(20,565)	—
Sale of noncontrolling interest	—	—	—	—	819	—	794	1,613	—
Noncontrolling interest distributions	—	—	—	—	—	—	(13,366)	(13,366)	(10,716)
Nonvested stock compensation	—	—	—	—	9,646	—	—	9,646	—
Issuance of vested stock	2	210,986	—	—	—	—	—	2	—
Treasury shares redeemed to pay income tax	—	—	(10,687)	107,461	1,008	—	—	(9,679)	—

Exercise of stock options	1	63,051	—	—	—	—	—	1	—
Issuance of common stock under Employee Stock Purchase Plan	—	19,895	—	—	2,066	—	—	2,066	—
Balances at December 31, 2019	$361	36,129,280	$(60,060)	5,136,890	$949,321	$523,701	$93,928	$1,507,251	$15,151

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$113,852	$78,923	$60,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,254	16,362	13,422
Amortization and impairment of operating lease right of use asset	33,368	—	—
Stock-based compensation expense	9,646	9,358	5,964
Deferred income taxes	18,400	19,453	(4,475)
Loss on disposal of assets	802	319	60
Impairment of intangibles and other	7,734	4,370	1,511
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(38,907)	(362)	(26,906)
Prepaid expenses and other assets	607	(10,257)	(26,973)
Prepaid income taxes	(78)	(2,519)	(7,006)
Accounts payable and accrued expenses	(3,082)	(6,577)	19,666
Operating lease payable	(28,062)	—	—
Income tax payable	(431)	511	(3,499)
Net amounts due to/from governmental entities	(1,641)	(996)	176
Net cash provided by operating activities	130,462	108,585	32,326
Investing activities:
Cash paid for acquisitions, net of cash acquired	(74,293)	7,702	(64,598)
Purchases of property, building and equipment	(33,609)	(32,993)	(10,176)
Net cash used in investing activities	(107,902)	(25,291)	(74,774)
Financing activities:
Proceeds from line of credit	267,000	303,943	96,000
Payments on line of credit	(249,000)	(319,743)	(39,000)
Proceeds from employee stock purchase plan	2,066	1,342	1,026
Payments on debt	(7,650)	(4,975)	(260)
Payments on deferred financing fees	—	(1,884)	—
Noncontrolling interest distributions	(24,082)	(12,134)	(11,382)
Purchase of additional controlling interest	(19,663)	(412)	(1,488)
Sale of noncontrolling interest	756	4,208	251
Withholding taxes paid on stock-based compensation	(10,687)	(7,125)	(3,114)
Exercise of options	1,009	—	—
Net cash (used in) provided by financing activities	(40,251)	(36,780)	42,033
Change in cash	(17,691)	46,514	(415)
Cash at beginning of period	49,363	2,849	3,264
Cash at end of period	$31,672	$49,363	$2,849
Supplemental disclosures of cash flow information
Interest paid	$11,015	$9,067	$3,853
Income taxes paid	$10,109	$5,703	$25,199
Non-Cash Operating activity:
Operating right of use assets in exchange for lease obligations	129,290	—	—
Non-Cash Investing activity:
Accrued capital expenditures	2,729	3,449	—
Consideration transferred for a business combination	—	795,412	—
Non-Cash Financing activity:
Purchase of additional controlling interest	—	7,705	—
See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care. The Company provides services through five segments: home health, hospice, home and community-based services, facility-based services, the latter primarily through long-term acute care hospitals ("LTACHs"), and healthcare innovations ("HCI").
On April 1, 2018, the Company completed its "merger of equals" business combination (the "Merger") with Almost Family, Inc. ("Almost Family"). Almost Family's operating results are included in the Company's operating results from the date of acquisition. See Note 3 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
As of December 31, 2019, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements, operated 811 service providers in 35 states within the continental United States and the District of Columbia.
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
All significant intercompany accounts and transactions have been eliminated in consolidation. All business combinations accounted for under the acquisition method have been included in the consolidated financial statements from the respective dates of acquisition.
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
Reclassification and Immaterial Correction of an Error
The Company has reclassified certain amounts relating to its prior year results to conform to its current period presentation. These reclassifications have not changed the results of operations of prior years.
During the year ended December 31, 2019, the Company increased the reported balance of common stock by $2,000, increased the reported number of common shares issued by 198,934 shares, decreased the reported balance of treasury stock by $1,000, increased the reported number of treasury shares by 70,708, and decreased the reported balances of Additional paid-in-capital by $3,000 for the year ended December 31, 2018 due to (1) the exclusion of reporting the number of common shares issued in conjunction with the Company's purchase of an additional controlling interest in a joint venture and (2) the exclusion of reporting the number of common shares issued as a result of the exercise of certain outstanding stock options and the number of treasury shares redeemed to pay income tax associated with such stock option exercises.
The Company has evaluated the effects both qualitatively and quantitatively, and concluded that they did not have a material impact on previously issued financial statements for the year ended December 31, 2018.
Revenue Recognition
Basis of Presentation

Net service revenue from contracts with customers is recognized in the period the performance obligations are satisfied under the Company's contracts by transferring the requested services to patients in amounts that reflect the consideration to which is expected to be received in exchange for providing patient care, which is the transaction price allocated to the services provided in accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (collectively, "ASC 606").
Net service revenue is recognized as performance obligations are satisfied, which can vary depending on the type of services provided. The performance obligation is the delivery of patient care in accordance with the requested services outlined in physicians' orders, which are based on specific goals for each patient.
The performance obligations are associated with contracts in duration of less than one year; therefore, the optional exemption provided by ASC 606 was elected resulting in the Company not being required to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The Company's unsatisfied or partially unsatisfied performance obligations are primarily completed when the patients are discharged and typically occur within days or weeks of the end of the period.
The Company determines the transaction price based on gross charges for services provided, reduced by estimates for explicit and implicit price concessions. Explicit price concessions include contractual adjustments provided to patients and third-party payors. Implicit price concessions include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from regulatory reviews, audits, billing reviews and other matters. Subsequent changes to the estimate of the transaction price are recorded as adjustments to net service revenue in the period of change. Subsequent changes that are determined to be the result of an adverse change in the patient's ability to pay (i.e. change in credit risk) are recorded as a provision for doubtful accounts within general and administrative expenses.
Explicit price concessions are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third party payors and others for services provided.
Implicit price concessions are recorded for self-pay, uninsured patients and other payors by major payor class based on historical collection experience, aged accounts receivable by payor, and current economic conditions. The implicit price concession represents the difference between amounts billed and amounts expected to be collected based on collection history with similar payors. The Company assesses the ability to collect for the healthcare services provided at the time of patient admission based on the verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs.
Amounts due from third-party payors, primarily commercial health insurers and government programs (Medicare and Medicaid), include variable consideration for retroactive revenue adjustments due to settlements of audits and reviews. The Company has determined estimates for price concessions related to regulatory reviews based on historical experience and success rates in the claim appeals and adjudication process. Revenue is recorded at amounts estimated to be realizable for services provided.
The following table sets forth the percentage of net service revenue earned by category of payor for each segment for the years ending December 31:

	2019	2018	2017
Home Health:
Medicare	70.2%	71.8%	72.6%
Managed Care, Commercial, and Other	29.8	28.2	27.4
	100.0%	100.0%	100.0%
Hospice:
Medicare	92.0%	90.7%	92.9%
Managed Care, Commercial, and Other	8.0	9.3	7.1
	100.0%	100.0%	100.0%
Home and Community-Based:
Medicaid	23.2%	23.9%	18.9%
Managed Care, Commercial, and Other	76.8	76.1	81.1
	100.0%	100.0%	100.0%
Facility-Based:
Medicare	56.2%	59.7%	63.7%

Managed Care, Commercial, and Other	43.8	40.3	36.3
	100.0%	100.0%	100.0%
Healthcare Innovations:
Medicare	21.6%	22.8%	—%
Managed Care, Commercial, and Other	78.4	77.2	—
	100.0%	100.0%	—%

Medicare
Home Health Services
The home nursing Medicare patients are classified into one of 153 home health resource groups prior to receiving services. Based on the patient's home health resource group, the Company is entitled to receive a standard prospective Medicare payment for delivering care over a 60-day period referred to as an episode. Revenue is recognized based on the number of days elapsed during an episode of care within the reporting period.
Final payments from Medicare will reflect base payment adjustments for case-mix and geographic wage differences and 2% sequestration reduction. In addition, final payments may also reflect, but are not limited to, one of four retroactive adjustments to the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; or (d) a payment adjustment based upon the level of therapy services required. Medicare rates are based on the severity of the patient's condition, service needs and goals, and other factors relating to the cost of providing services and supplies, bundled into an episode of care, not to exceed 60 days. An episode starts the first day a billable visit is performed and ends 60 days later or upon discharge, if earlier, with multiple continuous episodes allowed.
The Medicare home health benefit requires that beneficiaries be homebound (meaning that the beneficiary is unable to leave their home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, and receive treatment under a plan of care established and periodically reviewed by a physician. All Medicare contracts are required to have a signed plan of care which represents a single performance obligation, comprising of the delivery of a series of distinct services that are substantially similar and have a similar pattern of transfer to the customer. Accordingly, the Company accounts for the series of services ("episode") as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Expected Medicare revenue per episode is recognized based on the number of days elapsed during an episode of care within the reporting period.
The base episode payment can be adjusted based on each patient's health including clinical condition, functional abilities, and service needs, as well as for the applicable geographic wage index, low utilization, patient transfers and other factors. The services covered by the episode payment include all disciplines of care in addition to medical supplies. Medicare can also make various adjustments to payments received resulting from regulatory reviews, audits, billing reviews and other matters. The Company estimates the impact of such adjustments based our historical experience, and records this estimate during the period in which services are rendered as an estimated price concession and a corresponding reduction to patient accounts receivable.
A portion of reimbursement from each Medicare episode is billed near the start of each episode, and cash is typically received before all services are rendered. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the number of days elapsed during the episode of care within the reporting period. As of December 31, 2019 and 2018, the difference between the cash received from Medicare for a request for anticipated payment (“RAP”) on episodes in progress and the associated estimated revenue was immaterial and, therefore, the resulting credits were recorded as a reduction to our outstanding patient accounts receivable in our consolidated balance sheets for such periods.
Hospice Services
The Company records revenue on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The estimated payment rates are predetermined daily or hourly rates for each of the four levels of care delivered. The Company receives one of four predetermined daily rates based upon the level of care the Company furnishes. The four levels of care are routine care, general inpatient care, continuous home care, and respite care. There are two separate payment rates for routine care: payment for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, the Company may also receive a service intensity add-on ("SIA"). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.

The performance obligation is the delivery of hospice services to the patient, as determined by a physician, each day the patient is on hospice care.
Adjustments to Medicare revenue are made from regulatory reviews, audits, billing reviews and other matters. The Company estimates the impact of these adjustments based on our historical experience.
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
Facility-Based Services
Gross revenue is recorded as services are provided under the long-term acute care hospital (“LTACH”) prospective payment system. Each patient is assigned a long-term care diagnosis-related group. The Company is paid a predetermined fixed amount intended to reflect the average cost of treating a Medicare LTACH patient classified in that particular long-term care diagnosis-related group. For selected LTACH patients, the amount may be further adjusted based on length-of-stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted, among other factors. The Company calculates the adjustment based on a historical average of these types of adjustments for LTACH claims paid. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Net service revenue adjustments resulting from reviews and audits of Medicare cost report settlements are considered implicit price concessions for LTACHs and are measured at expected value.
Non-Medicare Revenue
Other sources of net service revenue for all segments fall into Medicaid, managed care or other payers of the Company's services. Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided. Therefore, revenue is recognized for Medicaid services as services are provided based on this fee schedule. The Company's managed care and other payors reimburse the Company based upon a predetermined fee schedule or an episodic basis, depending on the terms of the applicable contract. Accordingly, the Company recognizes revenue from managed care and other payors as services are provided, such costs are incurred, and estimates of expected payments are known for each different payer, thus the Company's revenue is recorded at the estimated transaction price.
Contingent Service Revenues
The Company's Healthcare Innovations ("HCI") segment provides strategic health management services to Affordable Care Organizations ("ACOs") that have been approved to participate in the Medicare Shared Savings Program ("MSSP"). The HCI segment has service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any. ACOs are legal entities that contract with Centers for Medicare and Medicaid Services ("CMS") to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for the individual, improving health for populations and lowering costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each year. During the years ended December 31, 2019 and 2018, the HCI segment recorded net service revenue of $2.9 million and $3.7 million, respectively, related to the 2018 and 2017 ACO respective service periods, as certain ACOs served by the HCI segment received a MSSP payment from CMS confirming the performance obligation has been met.
Patient Accounts Receivable
The Company reports patient accounts receivable from services rendered at their estimated transaction price, which includes price concessions based on the amounts expected to be due from payors. The Company's patient accounts receivable is uncollateralized and primarily consist of amounts due from Medicare, Medicaid, other third-party payors, and to a lesser degree patients. The credit risk from other payors is limited due to the significance of Medicare as the primary payor. The Company believes the credit risk associated with its Medicare accounts is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations from any particular payor that would subject it to any significant credit risk in the collection of patient accounts receivable.
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
The following table sets forth the percentage of patient accounts receivable by payor for the years ended December 31:

	2019	2018
Medicare	48.3%	51.3%
Medicaid	9.4	8.6
Managed Care, Commercial, and Other	42.3	40.1
Total patient accounts receivable	100.0%	100.0%

Business Combinations
The Company accounts for its acquisitions in accordance with ASC 805, "Business Combinations" ("ASC 805") using the acquisition method of accounting. Assets typically acquired consist primarily of Medicare licenses, trade names, certificates of need, and/or non-compete agreements. The assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. The noncontrolling interest associated with joint venture acquisitions is also measured and recorded at fair value as of the acquisition date. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The operations of the acquisitions are included in the consolidated financial statements from their respective dates of acquisition. Acquisition transactions that occurred in 2019 and 2018 are further described in Note 3 and Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Insurance Programs
The Company bears significant risk under its large-deductible workers’ compensation insurance program and its self-insured employee health program.  Under the workers’ compensation insurance program, the Company bears risk up to $1.0 million per incident, after which stop-loss coverage is maintained.  The Company purchases stop-loss insurance for the employee health plan and bear risk up to $0.3 million per incident.
Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company currently carries professional liability insurance coverage on a claims made basis and general liability insurance coverage on an occurrence basis for this exposure with a $0.1 million.  The Company also carries Directors and Officers coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with deductibles ranging from $0.5 million to $1.0 million per claim.
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
Goodwill and Intangible Assets
In accordance with ASC 350, "Intangibles - Goodwill and Other" ("ASC 350") goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company performs its annual impairment review of goodwill at November 30, and when a triggering event occurs between annual impairment tests. For 2019 and 2018, the Company performed a qualitative assessment of goodwill and determined that it is not more likely than not that the fair values of its reporting units are less than the carrying amounts. The Company has not recognized any goodwill impairment charges in 2019, 2018 or 2017 related to the annual impairment testing.

Components of the Company's reporting units are collections of markets of similar service offerings that operate collaboratively under a house of brands, i.e. multiple brands are used across markets, states, and segments. During the years ended December 31, 2019, 2018, and 2017, the Company recognized an impairment of $0.6 million, $0.6 million, and $1.5 million related to goodwill associated with the closure of underperforming locations. The impairments were calculated using a market approach.
Included in intangible assets are definite-lived assets subject to amortization such as non-compete agreements, customer relationships, and defensive assets, which are defined as trade names that are not actively used. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from two to nineteen years. Amortization expense for the Company's definite-lived intangible assets for the year ended December 31, 2019, was $1.3 million, and for each of the years ended December 31, 2018 and 2017 was $2.1 million, which was recorded in general and administrative expenses.
The Company also has indefinite-lived assets that are not subject to amortization expense such as trade names, certificates of need, and Medicare licenses to conduct specific operations within geographic markets. The Company has concluded that trade names, certificates of need, and licenses have indefinite lives, because there are no legal, regulatory, contractual, economic or other factors that would limit the useful lives of these intangible assets and the Company intends to renew and operate the certificates of need and licenses and use the trade names indefinitely. In some cases, the value of licenses and certificates of need is increased by moratoriums in effect. These indefinite-lived intangible assets are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. To determine whether an indefinite-lived intangible asset is impaired, the Company performs a qualitative assessment to support the conclusion that the indefinite-lived intangible asset is not impaired. Based on the results of that qualitative assessment, the Company may perform a quantitative test. The Company utilizes a relief-from-royalty method in its quantitative impairment test of trade names. Under this method, the fair value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the trade names and, therefore, not having to pay royalties for use over its estimated useful life. The Company utilizes the replacement cost approach in its quantitative impairment test for certificates of need and licenses. Under this method, assumptions are made about the cost to replace the certificates of need and licenses.  During the twelve months ended December 31, 2019, 2018 or 2017, the Company did not record an impairment charge related to indefinite-lived intangible assets in the annual impairment testing.
During the year ended December 31, 2019, the Company did record $7.1 million related to impairments, of which $6.1 million was related to impairment due to changes in moratorium regulations and $1.0 million was related to the closure of underperforming locations. During 2019, CMS removed all federal moratoria with regard to Medicare provider enrollments in four states. The Medicare licenses were deemed impaired upon the notice of removal. During the year ended December 31, 2018, the Company recognized a disposal of $3.7 million related to intangible assets associated with closures of underperforming locations. The Company did not recognize any such costs during the year ended December 31, 2017.
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
Property, Building and Equipment
Property, building and equipment are recorded at cost. Property, building and equipment acquired in connection with business combinations are recorded at estimated fair value in accordance with the acquisition method of accounting in accordance with ASC 805. Expenditures that increase capacities or extend useful lives are capitalized to the appropriate property, building and equipment accounts. Costs and related accumulated depreciation associated with assets that are sold or retired are written off and any gain or losses are recorded in operating income. Routine repairs and maintenance costs are expensed as incurred.
Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of buildings is 39 years, while the estimated useful lives of transportation equipment, fixed equipment, and office furniture and equipment range from 3 to 10 years. The useful life for leasehold improvements is the shorter of the lease term or the expected life of the leasehold improvement.

In accordance with ASC 360, "Property, Plant, and Equipment", the Company evaluates its long-lived assets for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges recognized during the periods ended December 31, 2019, 2018 and 2017.
The following table describes the Company’s components of property, building and equipment for the years ended December 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Land	$7,339	$6,750
Building and leasehold improvements	36,142	35,474
Transportation equipment	12,470	13,503
Fixed equipment	376	745
Office furniture and medical equipment	94,993	78,344
Construction in progress	16,029	—
	167,349	134,816
Less accumulated depreciation	69,441	55,253
Property, building and equipment, net	$97,908	$79,563

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $17.0 million, $14.1 million and $11.3 million, respectively, which was recorded in general and administrative expenses. In addition, the Company capitalized $0.2 million in interest costs related to the construction of its home office expansion project.
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
The carrying amount of each redeemable equity instrument presented in temporary equity as of December 31, 2019 is not less than the initial amount reported for each instrument. The activity of noncontrolling interest-redeemable for the twelve months ended December 31, 2019, 2018 and 2017 is summarized in the Company’s statements of changes in equity.
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of December 31, 2019, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
Stock-Based Compensation
The Company accounts for its stock-based awards in accordance with provisions of ASC 718, "Compensation - Stock Compensation" ("ASC 718"). The Company grants restricted stock or restricted stock units to employees and members of its Board of Directors as a form of compensation. In accordance with ASC 718, the expense for such awards is based on the grant date fair value of the award and is recognized on a straight-line basis over the requisite service period. See Note 7 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Earnings Per Share
The following table sets forth shares used in the computation of basic and diluted per share information for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Weighted average number of shares outstanding for basic per share calculation	30,932,607	27,498,351	17,715,992
Effect of dilutive potential shares:
Nonvested restricted stock	277,217	275,045	245,026
Adjusted weighted average shares for diluted per share calculation	31,209,824	27,773,396	17,961,018
Antidilutive shares	157,608	46,002	—

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02"), as modified by ASUs 2018-01, 2018-10, 2018-11 and 2018-20 (collectively, ASU 2016-02), which requires lessees to recognize leases with terms exceeding 12 months on the Company's consolidated balance sheet. Qualifying leases were classified as finance or operating right-of-use ("ROU") operating assets and lease payables. The Company adopted this new standard on January 1, 2019 using the modified retrospective transition approach, which required the new standard to be applied to all leases existing at the date of initial application. ASU 2016-02 provides a number of optional practical expedients in transition and the Company (a) elected the 'package of practical expedients', which permitted the Company not to reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs, (b) elected all the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company, and (c) elected all the new standard's available transition practical expedients.
The adoption had a material impact to the Company's consolidated balance sheets but did not materially impact the Consolidated statements of income. Adoption of this standard increased total assets and total payables by $89.7 million on January 1, 2019, primarily for the Company's operating leased office space for locations in each segment. The adoption did not change the Company's leasing activities. ASU 2016-02 also provides practical expedients for an entity's ongoing accounting. The Company has elected the practical expedient that allows us not to separate lease and non-lease components for all leases. The Company elected the short-term recognition exemption for certain medical devices and storage space leases that qualify, which means it did not recognize ROU assets or lease payables, including not recognizing ROU assets or lease liabilities for existing short-term leases of these assets in transition. See Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments which amends Financial Instruments - Credit Losses ("Topic 326"). ASU 2016-13 provides guidance for measuring credit losses on financial instruments. Early adoption is permitted. The amendments in this ASU should be applied retrospectively. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019, and is not expected to significantly impact the Company.

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
The Company was determined to be the accounting acquirer in the Merger. The Company's final valuation analysis of identifiable assets and liabilities assumed for the Merger in accordance with the requirements of ASC Topic 805, Business Combinations, are presented in the table below (amounts in thousands):

Merger consideration
Stock	$795,412
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	16,547
Patient accounts receivable	88,234
Prepaid income taxes	47
Prepaid expenses and other current assets	11,490
Property and equipment	11,144
Trade names	76,090
Certificates of need/licenses	76,505
Customer relationships	13,970
Assets held for sale	2,500
Deferred income taxes	4,821
Accounts payable	(43,027)
Accrued other liabilities	(57,243)
Seller notes payable	(12,145)
NCI - Redeemable	(8,034)
Long term income taxes payable	(3,786)
Line of credit	(106,800)
NCI - Nonredeemable	(36,609)
Other assets and (liabilities), net	(178)

Total identifiable assets and liabilities	33,526
Goodwill	$761,886

2019 Acquisitions
The Company acquired the majority-ownership of 16 home health agencies, eight hospice agencies, two home and community-based agencies, and one LTACH location during the twelve months ended December 31, 2019. The total aggregate purchase price for these transactions was $61.8 million, of which $57.9 million was paid in cash. In addition, the Company paid $16.4 million for acquisitions effective January 1, 2020, which was included in other assets. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.
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
The following table summarizes the aggregate consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their provisional fair value at the acquisition dates and the noncontrolling interest acquired during the twelve months ended December 31, 2019:

Consideration
Cash	$57,930
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed
Trade name	7,403
Certificates of need/licenses	7,998
Other assets and (liabilities), net	(2,835)
Total identifiable assets	12,566
Noncontrolling interest	10,478
Goodwill, including noncontrolling interest of $7,390	$55,842

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
Joint Venture Activities
During the twelve months ended December 31, 2019, the Company acquired the minority ownership interests associated with certain agencies previously operated within four of its equity joint ventures. The total consideration for the purchase of such ownership interests was $19.7 million, which was paid in cash. These transactions were accounted for as equity transactions.
During the twelve months ended December 31, 2019, the Company sold minority ownership interests associated with three home health agencies. The total consideration for the sale of such ownership interests was $4.2 million. The transaction was accounted for as an equity transaction.
Other 2018 Acquisitions and Joint Venture Activities
The Company acquired the majority-ownership of seven home health agencies and one hospice agency during the year ended December 31, 2018. The total aggregate purchase price for these transactions was $9.4 million, of which $8.8 million was paid in cash. The purchase prices were determined based on the Company's analysis of comparable acquisitions and the target market's potential future cash flows. Substantially all of the allocation of the purchase price for the acquisitions were allocated to goodwill of $11.0 million, indefinite lived intangibles trade names of $1.5 million and certificates of need/licenses of $1.4 million. Acquired noncontrolling interest was $5.0 million.
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

4. Goodwill and Other Intangibles, Net
The following table summarizes changes in goodwill and other intangibles assets by segment during the twelve months ended December 31, 2019 and 2018 (amounts in thousands):

	Home Health	Hospice	Home and community- based	Facility-based	Healthcare Innovations	Total
Goodwill
Balance as of December 31, 2017	$261,456	$88,814	$28,541	$13,790	$—	$392,601
Acquisitions	558,628	29,263	137,042	—	40,755	765,688
Noncontrolling interests	3,297	506	—	—	—	3,803
Adjustments and disposals	(779)	—	—	404	—	(375)
Balance as of December 31, 2018	$822,602	$118,583	$165,583	$14,194	$40,755	$1,161,717
Acquisitions	40,237	6,726	551	938	—	48,452
Noncontrolling interests	4,489	2,351	—	550	—	7,390
Adjustments and disposals	596	1,215	495	—	107	2,413
Balance as of December 31, 2019	$867,924	$128,875	$166,629	$15,682	$40,862	$1,219,972
Intangibles Assets
Balance as of December 31, 2017	$88,078	$31,955	$9,533	$5,045	$—	$134,611
Acquisitions	130,055	5,453	14,420	—	16,892	166,820
Amortization	(1,636)	(398)	(5)	(97)	—	(2,136)
Adjustments and disposals	(1,115)	—	—	(801)	—	(1,916)
Balance as of December 31, 2018	$215,382	$37,010	$23,948	$4,147	$16,892	$297,379
Acquisitions	12,537	2,452	154	1,202	—	16,345
Amortization	(436)	(154)	(4)	(32)	(629)	(1,255)
Adjustments and disposals	(7,611)	1,282	(2)	—	(582)	(6,913)
Balance as of December 31, 2019	$219,872	$40,590	$24,096	$5,317	$15,681	$305,556
The Company determined that there was no impairment for the goodwill of any reporting units as of December 31, 2019, 2018 and 2017 based on the Company's annual impairment testing. The Company did record $0.6 million, $0.6 million and $1.5 million of impairment of goodwill during the years ended December 31, 2019, 2018 and 2017 due to the closure of underperforming locations. The amount of disposal of goodwill was determined using prices of comparable business in the market. This was recorded in impairment of intangibles and other on the Company's consolidated statements of income and disclosed in adjustments and disposals.
The Company performed an impairment analysis on its indefinite-lived intangible assets related to the Company's trade names, licenses and certificates of need and determined that it is not more likely than not that the fair values of the indefinite-lived intangible assets are less than its carrying amount as of November 30, 2019; however, the Company did record $7.1 million related to impairments of other intangibles related to the lifting of a moratoria and closure of underperforming locations. The Medicare license impairment was a result of CMS action to remove all federal moratoria with regard to

Medicare provider enrollment in four states. This was recorded in impairment of intangibles and other on the Company's consolidated statements of income and disclosed in adjustments and disposals.
The following tables summarize the changes in intangible assets during the twelve months ended December 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Indefinite-lived intangible assets:
Trade Names	$163,499	$156,049
Certificates of Need/Licenses	129,689	128,577
Net total	$293,188	$284,626

Definite-lived intangible assets:
Trade Names
Gross carrying amount	$10,182	$10,127
Accumulated amortization	(9,229)	(8,817)
Net total	$953	$1,310
Non-compete agreements
Gross carrying amount	$6,795	$5,980
Accumulated amortization	(5,991)	(5,729)
Net total	$804	$251
Customer relationships
Gross carrying amount	$11,822	$11,822
Accumulated amortization	(1,211)	(630)
Net total	$10,611	$11,192
Total definite-lived intangible assets
Gross carrying amount	$28,799	$27,929
Accumulated amortization	(16,431)	(15,176)
Net total	$12,368	$12,753

Total intangible assets:
Gross carrying amount	$321,987	$312,555
Accumulated amortization	(16,431)	(15,176)
Net total	$305,556	$297,379
Remaining useful lives of trade names, customer relationships, and non-compete agreements were 9.8, 18.2, and 2.8 years, respectively at December 31, 2019. Similar amounts at December 31, 2018 were 8.8 and 19.3 and 2.8 years, respectively.
Amortization expense for the Company's intangible assets was $1.3 million for the year ended December 31, 2019 and $2.1 million for the years ended December 31, 2018 and 2017, which was recorded in general and administrative expenses.
The estimated intangible asset amortization expense for each of the five years subsequent to December 31, 2019 is as follows (amounts in thousands):

Year	Amortization amount
2020	$1,179
2021	1,012
2022	819
2023	687
2024	687
Total	$4,384

5. Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.
 Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows (amounts in thousands):

	2019	2018
Deferred tax assets:
Allowance for uncollectible accounts	$8,181	$8,645
Accrued employee benefits	7,404	6,038
Stock compensation	2,037	2,322
Accrued self-insurance	6,688	8,656
Acquisition costs	1,569	1,413
Net operating loss carry forward	6,661	9,147
Intangible asset impairment	14	18
Lease payable	24,751	—
Other	332	1,021
Gross deferred tax assets	57,637	37,260
Less: valuation allowance	(3,850)	(3,574)
Net deferred tax assets	$53,787	$33,686
Deferred tax liabilities:
Amortization of intangible assets	(73,512)	(64,001)
Tax depreciation in excess of book depreciation	(9,247)	(7,693)
Prepaid expenses	(1,287)	(1,134)
Non-accrual experience accounting method	(1,468)	(602)
Right of use asset	(24,044)	—
Other	(4,727)	(3,562)
Deferred tax liabilities	(114,285)	(76,992)
Net deferred tax liability	$(60,498)	$(43,306)

Based on the Company’s historical pattern of taxable income, the Company believes it will produce sufficient income in the future to realize its deferred income tax assets. Management provides a valuation allowance for any net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.
The components of the Company’s income tax expense from continuing operations, less noncontrolling interest, were as follows (amounts in thousands):

	2019	2018	2017
Current:
Federal	$4,678	$892	$12,798
State	3,528	3,382	2,621
	8,206	4,274	15,419
Deferred:
Federal	14,549	15,383	(6,273)
State	3,852	2,742	1,798
	18,401	18,125	(4,475)
Total income tax expense	$26,607	$22,399	$10,944

A reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate for income taxes for each period is as follows:

	2019	2018	2017
Federal statutory tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	4.8	5.7	4.4
Nondeductible expenses	1.8	2.6	3.2
Uncertain tax position	(0.9)	(1.3)	—
Tax Cut and Jobs Act Enactment	—	—	(22.9)
Excess tax benefit	(2.5)	(2.6)	(1.6)
Credits and other	(2.5)	0.7	(0.1)
Effective tax rate	21.7%	26.1%	18.0%

The Company is subject to both federal tax and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2014.
As of December 31, 2019, the Company has U.S. operating loss carry forwards of $6.2 million that are available to reduce future taxable income. If not used to offset taxable income, a portion of these losses will expire between 2031 and 2034. Losses generated in years ending after December 31, 2017 have an unlimited carryforward under the Tax Cut and Jobs Act. Due to U.S. limitations on acquired operating losses, a valuation allowance has been established on $1.6 million of these losses.
State operating loss carryforwards totaling $102.0 million at December 31, 2019 are being carried forward in jurisdictions where the Company is permitted to use tax losses from prior periods to reduce future taxable income. If not used to offset future taxable income, these losses will expire between 2020 and 2039. Due to uncertainty regarding the Company's ability to use some of the carryforwards, a valuation allowance has been established on $58.6 million of state net operating loss carryforwards. Based on the Company's historical record of producing taxable income and expectations for the future, the Company has concluded that future operating income will be sufficient to give rise to taxable income sufficient to utilize the remaining state net operating loss carryforwards.
US GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized. The Company's unrecognized tax benefits would affect the tax rate, if recognized. The Company includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the consolidated balance sheets. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. The amount recognized as of December 31, 2019 was $3.9 million.
A reconciliation of the total amounts of unrecognized tax benefits follows:

Unrecognized tax benefits
As of January 1, 2018	$—
Acquired unrecognized tax position	3,786
Increased (decreases) in unrecognized tax benefits as a result of:
Tax positions taken in the current year	1,835
Lapse of statute of limitations	(1,324)
As of December 31, 2018	$4,297
Increased (decreases) in unrecognized tax benefits as a result of:
Tax positions taken in the current year	873
Lapse of statute of limitations	(1,303)
As of December 31, 2019	$3,867

6. Debt
Credit Facility
On March 30, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A., which was effective on April 2, 2018 (the "Credit Agreement"). The Credit Agreement provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $500.0 million, which includes an additional $200.0 million accordion expansion feature, and a letter of credit sub-limit equal to $50.0 million. The expiration date of the Credit Agreement is March 20, 2023. The Company's obligations under the Credit Agreement were secured by substantially all of the assets of the Company and its wholly-owned subsidiaries (subject to customary exclusions), which assets include the Company's equity ownership of its wholly-owned subsidiaries and its equity ownership in joint venture entities. The Company's wholly-owned subsidiaries also guarantee the obligations of the Company under the Credit Agreement.
Revolving loans under the Credit Agreement bear interest at, as selected by the Company, either a (a) Base Rate which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day and (3) the Eurodollar Rate for a one month interest period on such day plus 1.50%, plus a margin ranging from 0.5% to 1.25% per annum or (b) Eurodollar Rate plus a margin ranging from 1.50% to 2.25% per annum, with pricing varying based on the Company's quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon the Company's quarterly consolidated Leverage Ratio. The Base Rate at December 31, 2019 was 5.50% and the Eurodollar Rate was 3.56%. As of December 31, 2019, the effective interest rate on outstanding borrowings under the Credit Agreement was 3.71%.
As of December 31, 2019 the Company had $253.0 million drawn and letters of credit in the amount of $28.4 million outstanding under the credit facility. At December 31, 2018, the Company had $235.0 million drawn and letters of credit in the amount of $30.4 million outstanding under the Credit Facility.
Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with its debt covenants under the Credit Agreement at December 31, 2019.
The scheduled principal payments on long-term debt for each of the five years subsequent to December 31, 2019 is as follows (amounts in thousands):

Year	Principal payment amount
2020	$—
2021	—
2022	—
2023	253,000
2024	—
Total	$253,000

7. Stockholders’ Equity

Equity Based Awards
The 2018 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The total number of shares of the Company's common stock originally reserved were 2,210,544 shares of our common stock and a total of 2,009,444 shares are currently available for issuance. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company’s common stock as of the date of grant.

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
Share Based Compensation
Nonvested Stock
The Company issues stock-based compensation to employees in the form of nonvested stock, which is an award of common stock subject to certain restrictions. The awards, which the Company calls nonvested shares, generally vest over a five years period, conditioned on continued employment for the full incentive period. Compensation expense for the nonvested stock is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the date of grant recognized on a straight-line basis over the requisite service period, which generally relates to the vesting period. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods if actual forfeitures differ to ensure that total compensation expense recognized is at least equal to the value of vested awards.
During 2019, 2018, and 2017, respectively, 163,250, 213,105, and 139,310 nonvested shares were granted to employees, which will vest over a five year period. The Company also issues nonvested stock to its independent directors of the Company’s Board of Directors. During 2019, 2018 and 2017, respectively, 17,880, 13,600 and 11,700 nonvested shares of stock were granted to the independent directors. The shares fully vest one year from the date of the grant.

During the twelve months ended December 31, 2019, one new director was granted 3,500 nonvested shares of common stock. The shares vest 33% at the grant date, then 33% each year on the anniversary date until the third year.
The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of nonvested shares granted during the years ended December 31, 2019, 2018 and 2017 were $110.56, $64.11 and $48.52, respectively.
The following table represents the share grants stock activity for the year ended December 31, 2019:

	Nonvested stock		Options
	Number of Shares	Weighted average grant date fair value	Number of Shares	Weighted average grant date fair value
Share grants outstanding at December 31, 2018	574,285	$49.68	161,807	$38.08
Granted	184,630	110.56	—	—
Vested or exercised	(224,584)	45.76	(63,051)	35.41
Share grants outstanding at December 31, 2019	534,331	$71.01	98,756	$40.71

As of December 31, 2019, there was $26.5 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 3.07 years. The total fair value of shares vested in the year ended December 31, 2019, 2018, and 2017 were $9.4 million, $8.0 million, and $5.6 million, respectively. The Company recorded $9.6 million, $9.4 million and $6.0 million in compensation expense related to non-vested stock grants in the years ended December 31, 2019, 2018 and 2017, respectively. Options acquired in connection with the Merger are fully vested and non-forfeitable.
Aggregate intrinsic value for options represents the estimated value of the Company's common stock at the end of the period in excess of the weighted average exercise price multiplied by the number of options exercisable. The aggregate intrinsic value of options outstanding at December 31, 2019 was $5.5 million. The total intrinsic value of options exercised during the year ended December 31, 2019 was $1.5 million. The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

Range of Exercise Price	Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
$0.00 - 30.00	25,619	4.55	$26.23
$30.01 - 40.00	20,609	3.65	$39.38

Over $40.00	52,528	5.69	$47.33
	98,756	6.54	$40.71

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
On June 20, 2013, the Amended and Restated Employee Stock Purchase Plan was approved by the Company’s stockholders. As a result of the amendment, the Employee Stock Purchase Plan was modified as follows:

•	An additional 250,000 shares of common stock were authorized for issuance over the term of the Employee Stock Purchase Plan.

•	The term of the Employee Stock Purchase Plan was extended from January 1, 2016 to January 1, 2023.

The following table represents the shares issued during 2019, 2018, and 2017, under the Employee Stock Purchase Plan:

	Number of Shares	Weighted Average Per Share Price
Shares available as of December 31, 2016	189,611
Shares issued in 2017	18,542	$55.40
Shares issued in 2018	18,725	$71.12
Shares issued in 2019	19,895	$103.84
Shares available as of December 31, 2019	132,449

Treasury Stock
In conjunction with the vesting of the nonvested shares of stock or exercise of options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. The Company redeemed 107,461, 138,925 and 61,825 shares of common stock related to these tax obligations during the years ended December 31, 2019, 2018 and 2017, respectively. Such shares are held as treasury stock and are available for reissuance by the Company. Additionally, shares were submitted by employees in lieu of paying the stock option exercise price that would have otherwise been due on exercise. Such shares are held in treasury stock and are available for reissuance by the Company.
8. Leases

The Company determines if a contract contains a lease at inception date. The Company's leases are operating leases, primarily for office and office equipment, that expire at various dates over the next nine years. The office leases have renewal options for periods ranging from one to five years. As it is not reasonably certain these renewal options will be exercised, the options were not considered in the lease term, and payments associated with the option years are excluded from lease payments. The office leases also generally have termination options, which allow for early termination of the lease; however, as the exercise of such options is not reasonably certain, the options were not considered in determining the lease term; payments for the full lease term are included in the lease payments. Additionally, the leases do not contain any material residual value guarantees.

Payments due under operating leases include fixed and variable payments. These variable payments for the Company's office leases can include operating expenses, utilities, property taxes, insurance, common area maintenance, and other facility-related expense. Additionally, any leases with terms less than one year were not recognized as operating lease right of use assets or payables for short term leases in accordance with the election of ‘package of practical expedient’ under ASU 2016-02 and recognizes operating lease right of use assets and operating lease payable based on the present value of the future minimum lease payments at the lease commencement date. The Company's leases do not provide implicit rates. Therefore, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments.

During the year ended December 31, 2019, the Company incurred $44.0 million associated with operating lease costs, $0.7 million associated with impairments of operating lease right of use assets, and $4.2 million for abandonments for a total of $48.9 million. Abandonment expenses were recorded in general and administrative expenses. Expenses associated with lease expense was $47.6 million, and $25.1 million for the years ended December 31, 2018 and 2017 respectively.

Information related to the Company's operating lease right of use assets and related lease payables for the office and office equipment leases were as follows (amounts in thousands):

December 31, 2019
Cash paid for operating lease payables	$32,511
Right-of-use assets obtained in exchange for new operating lease payables	$129,290
Weighted-average remaining lease term	4.59 years
Weighted-average discount rate	4.77%

Maturities of operating lease payables as of December 31, 2019 were as follows (amounts in thousands):

Year	Total
2020	$34,457
2021	26,197
2022	17,797
2023	11,780
2024	6,340
Thereafter	12,966
Total future minimum lease payments	109,537
Less: Imputed interest	(11,280)
Total	$98,257

9. Employee Benefit Plan
Defined Contribution Plan
The Company sponsors a 401(k) plan for all eligible employees. The plan allows participants to contribute up to $19,000 in 2019, tax deferred (subject to IRS guidelines). The plan also allows discretionary Company contributions as determined by the Company’s Board of Directors. Effective January 1, 2006, the Company implemented a discretionary match of up to two percent of participating employee contributions. The employer contribution will vest 25% in an employee's account for each year of service with the Company and 25% each additional year until it is fully vested in year four. Contribution expense to the Company was $12.2 million, $10.1 million and $7.9 million in the years ended December 31, 2019, 2018 and 2017, respectively.
10. Commitments and Contingencies
Contingencies
The Company provides services in a highly regulated industry and is a party to various proceedings and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including audits by Zone Program Integrity Contractors ("ZPICs") and Recovery Audit Contractors ("RACs") and investigations resulting from the Company's obligation to self-report suspected violations of law). Management cannot predict the ultimate outcome of any regulatory and other governmental and internal audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses in the future. These audits and investigations have caused and could potentially continue to cause delays in collections and, recoupments from governmental payors. Currently, the Company has recorded $16.9 million in other assets, which are from government payors related to the disputed finding of pending ZPIC audits. Additionally, these audits may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.

On January 18, 2018, Jordan Rosenblatt, a purported shareholder of Almost Family filed a complaint for violations of the Securities Exchange Act of 1934 in the United States District Court for the Western District of Kentucky, styled Rosenblatt v. Almost Family, Inc., et al., Case No. 3:18-cv-40-TBR (the “Rosenblatt Action”). The Rosenblatt Action was filed against the Company, Almost Family, Almost Family’s board of directors, and Merger Sub, Inc. The complaint in the Rosenblatt Action (“Rosenblatt Complaint”) asserts, among other things, that the Form S-4 Registration Statement (“Registration Statement”) filed on December 21, 2017 in connection with the Merger contained false and misleading statements with respect to the Merger. The Rosenblatt Action seeks, among other things, an injunction enjoining the Merger from closing and an award of attorneys’ fees and costs.
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
On February 22, 2018, plaintiffs in the Delaware Actions moved for a preliminary injunction to enjoin the merger of Almost Family and Merger Sub. Then, on March 2, 2018 the Delaware Actions were transferred to the United States District Court for the Western District of Kentucky. Shortly thereafter, on March 12, 2018, Almost Family, the Company, and Merger Sub opposed the plaintiffs' motion for a preliminary injunction, and the court heard oral argument on the plaintiffs' motion for a preliminary injunction on March 19, 2018. On March 22, 2018, the court denied the plaintiffs' motion for preliminary injunction.
The next day, on March 23, 2018, one of the plaintiffs in the Delaware Actions moved to consolidate the Delaware Actions with the Rosenblatt Action and for the appointment of a lead plaintiff. On December 19, the Court granted the motion to consolidate, appointed Leonard Stein, a purported Almost Family shareholder, as the Lead Plaintiff, and approved Stein's selection of Lead Counsel.
On February 1, 2019, Lead Plaintiff filed his Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint asserts claims against Almost Family, the Company and Almost Family's board of directors for violations of Section 14(a) of the 1934 Act in connection with the dissemination of the Company's and Almost Family's Proxy Statement concerning the Merger, and asserts breach of fiduciary duty claims and claims for violations of Section 20(a) of the 1934 Act against Almost Family's former board of directors. The Consolidated Complaint seeks, among other things, monetary damages and an award of attorneys' fees and costs. On April 12, 2019, the Company moved to dismiss the Consolidated Complaint and filed a motion to strike an affidavit attached to the Consolidated Complaint. Lead Plaintiff opposed the Company's motions on May 28, 2019, and the Company submitted reply briefs in support of its motions on June 19, 2019. On February 11, 2020, the court granted the Company's motion to dismiss and the Company's motion to strike and dismissed Lead Plaintiff's federal claims with prejudice and state law claims without prejudice. The deadline for Lead Plaintiff to appeal the court's dismissal of his claims is March 12, 2020.
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
Legal fees related to all legal matters are expensed as incurred.
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
11. Segment Information
The Company's reporting segments include (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services and (5) healthcare innovations (“HCI”).  The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as described in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Reportable segments have been identified based upon how management has organized the business by services provided to customers and how the chief operating decision maker manages the business and allocates resources, consistent with the criteria in ASC 280, Segment Reporting.
The following tables summarize the Company’s segment information for the twelve months ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	Year Ended December 31, 2019
	Home Health	Hospice	Home and Community-Based	Facility-Based	HCI	Total
Net service revenue	$1,503,393	$226,922	$208,455	$111,809	$29,662	$2,080,241
Cost of service revenue (excluding depreciation and amortization)	939,035	140,177	157,817	73,274	14,584	1,324,887
General and administrative expenses	437,276	61,190	44,025	38,358	15,157	596,006
Impairment of intangibles and other	7,443	291	—	—	—	7,734
Operating income (loss)	119,639	25,264	6,613	177	(79)	151,614
Interest expense	(7,762)	(1,269)	(1,112)	(678)	(334)	(11,155)
Income (loss) before income taxes and noncontrolling interests	111,877	23,995	5,501	(501)	(413)	140,459
Income tax expense (benefit)	21,147	4,353	1,394	(204)	(83)	26,607
Net income (loss)	90,730	19,642	4,107	(297)	(330)	113,852
Less net income (loss) attributable to noncontrolling interests	14,651	3,979	(906)	435	(33)	18,126
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$76,079	$15,663	$5,013	$(732)	$(297)	$95,726
Total assets	$1,486,012	$244,105	$249,524	$91,337	$69,317	$2,140,295

	Year Ended December 31, 2018
	Home Health	Hospice	Home and Community-Based	Facility-Based	HCI	Total
Net service revenue	$1,291,457	$199,118	$172,501	$113,784	$33,103	$1,809,963
Cost of service revenue (excluding depreciation and amortization)	802,006	130,991	130,660	76,899	15,801	1,156,357
General and administrative expenses	378,124	60,933	40,467	39,638	18,754	537,916

Impairment of intangibles and other	1,816	186	(6)	554	2,139	4,689
Operating income (loss)	109,511	7,008	1,380	(3,307)	(3,591)	111,001
Interest expense	(7,060)	(1,529)	(76)	(545)	(469)	(9,679)
Income (loss) before income taxes and noncontrolling interests	102,451	5,479	1,304	(3,852)	(4,060)	101,322
Income tax expense (benefit)	22,711	1,227	420	(1,136)	(823)	22,399
Net income (loss)	79,740	4,252	884	(2,716)	(3,237)	78,923
Less net income (loss) attributable to noncontrolling interests	13,361	1,764	(275)	589	(90)	15,349
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$66,379	$2,488	$1,159	$(3,305)	$(3,147)	$63,574
Total assets	$1,336,988	$209,680	$236,072	$70,261	$75,714	$1,928,715

	Year Ended December 31, 2017
	Home Health	Hospice	Home and Community-Based	Facility-Based	HCI	Total
Net service revenue	$777,583	$157,287	$46,159	$81,573	$—	$1,062,602
Cost of service revenue (excluding depreciation and amortization)	482,179	103,969	35,244	54,418	—	675,810
General and administrative expenses	229,264	45,516	9,946	25,813	—	310,539
Impairment of intangibles and other	1,612	22	—	(63)	—	1,571
Operating income	64,528	7,780	969	1,405	—	74,682
Interest expense	(2,546)	(511)	(191)	(104)	—	(3,352)
Income before income taxes and noncontrolling interests	61,982	7,269	778	1,301	—	71,330
Income tax expense	9,509	1,057	156	222	—	10,944
Net income	52,473	6,212	622	1,079	—	60,386
Less net income attributable to noncontrolling interests	9,102	1,248	(111)	35	—	10,274
Net income attributable to LHC Group, Inc.’s common stockholders	$43,371	$4,964	$733	$1,044	$—	$50,112
Total assets	$534,385	$155,230	$48,216	$55,871	$—	$793,702

12. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable, accrued liabilities, and operating lease right of use assets and liabilities approximate their fair values. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the year ended December 31, 2019, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximates current rates.
13. Concentration of Risk
The Company operates in 35 states within the continental United States and the District of Columbia. The Company's facilities in Louisiana, Tennessee, Arkansas, Mississippi, Kentucky, Florida, and Alabama accounted for approximately 53.0%, 54.2% and 63.0% of net service revenue during the years ended December 31, 2019, 2018 and 2017, respectively. Any material change in the current economic or competitive conditions in these states could have a disproportionate effect on the Company’s overall business results.
14. Unaudited Summarized Quarterly Financial Information
The following table represents the Company’s unaudited quarterly results of operations (amounts in thousands, except share data):

	First Quarter 2019	Second Quarter 2019	Third Quarter 2019	Fourth Quarter 2019
Net service revenue	$502,585	$517,842	$528,499	$531,315
Gross margin	181,593	191,982	193,731	188,048
Net income attributable to LHC Group, Inc.’s common stockholders	18,856	25,000	30,067	21,803
Net income attributable to LHC Group' Inc.'s common stockholders
Basic earnings per share:	$0.61	$0.81	$0.97	$0.70
Diluted earnings per share:	$0.60	$0.80	$0.96	$0.70
Weighted average shares outstanding:
Basic	30,837,290	30,960,468	30,970,589	30,977,812
Diluted	31,187,098	31,200,930	31,247,196	31,270,149

	First Quarter 2018	Second Quarter 2018	Third Quarter 2018	Fourth Quarter 2018
Net service revenue	$291,054	$502,024	$507,043	$509,842
Gross margin	102,436	181,020	184,847	185,303
Net income attributable to LHC Group, Inc.’s common stockholders	4,995	16,797	21,230	20,552
Net income attributable to LHC Group' Inc.'s common stockholders
Basic earnings per share:	$0.28	$0.55	$0.69	$0.67
Diluted earnings per share:	$0.28	$0.55	$0.68	$0.66
Weighted average shares outstanding:
Basic	17,789,863	30,497,501	30,750,227	30,777,556
Diluted	18,039,345	30,742,293	31,083,815	31,142,061

Because of the method used to calculate per share amounts, quarterly per share amounts may not necessarily total to the per share amounts for the entire year.
15. Subsequent Event
Effective January 1, 2020, the Company purchased a portion of the noncontrolling membership interest in one of our equity joint venture partnerships, which prior to the purchase was classified as a nonredeemable noncontrolling interest in permanent equity. As a result of the purchase, the Company retained its controlling financial interests in the joint venture partnership and the noncontrolling interest of our partner will continue to be classified as a nonredeemable noncontrolling interest in permanent equity. Total consideration for this noncontrolling interest purchase was $23.6 million.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

February 27, 2020	/s/ KEITH G. MYERS
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

Signature	Title	Date

/s/ KEITH G. MYERS Keith G. Myers	Chief Executive Officer and Chairman of the Board of Directors	February 27, 2020

/s/ JOSHUA L. PROFFITT Joshua L. Proffitt	Chief Financial Officer, Principal Accounting Officer	February 27, 2020

/s/ COLLIN MCQUIDDY Collin McQuiddy	Senior Vice President of Accounting, Chief Accounting Officer	February 27, 2020

/s/ MONICA F. AZARE Monica F. Azare	Director	February 27, 2020

/s/ TERI G. FONTENOT Teri G. Fontenot	Director	February 27, 2020

/s/ JONATHAN D. GOLDBERG Jonathan D. Goldberg	Director	February 27, 2020

/s/ CLIFFORD S. HOLTZ Clifford S. Holtz	Director	February 27, 2020

/s/ JOHN L. INDEST John L. Indest	Director	February 27, 2020

/s/ RONALD T. NIXON Ronald T. Nixon	Director	February 27, 2020

/s/ W. EARL REED III W. Earl Reed III	Director	February 27, 2020

/s/ W.J. “BILLY” TAUZIN W.J. “Billy” Tauzin	Director	February 27, 2020

/s/ BRENT TURNER Brent Turner	Director	February 27, 2020

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1
Agreement and Plan of Merger, dated as of November 15, 2017, by and among LHC Group, Inc., Hammer Merger Sub, Inc., and Almost Family, Inc. (incorporated by reference to Exhibit 2.1 to LHC Group's Form 8-K filed on November 16, 2017).

3.1	Amended and Restated Certificate of Incorporation of LHC Group, Inc. (previously filed as Exhibit 3.3 to LHC Group's Form S-4/A (File No. 333-222209) filed on February 5, 2018).

3.2	Bylaws of LHC Group, Inc., as amended on December 3, 2007 (previously filed as Exhibit 3.2 to LHC Group’s Form 10-Q for the quarterly period ended March 31, 2008, filed on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to LHC Group’s Form S-1/A (File No. 333-120792) filed on February 14, 2005).

4.2	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.

10.1+	LHC 2003 Key Employee Equity Participation Plan (previously filed as Exhibit 10.3 to LHC Group’s Form S-1 (File No. 333-120792) filed on November 26, 2004).

10.2+	LHC Group, Inc. 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.4 to the Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.3+	LHC Group, Inc. 2010 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to LHC Group’s Form 10-Q for the quarterly period ended June 30, 2010, filed on August 6, 2010).

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

10.8+	Amended and Restated Employment Agreement between Keith G. Myers and LHC Group, Inc. dated April 1, 2017 (previously filed as Exhibit 10.1 to the Form 8-K filed April 5, 2017).

10.9+	Amended and Restated Employment Agreement between Joshua L. Proffitt and LHC Group, Inc. dated October 7, 2019 (previously filed as Exhibit 10.1 to the Form 10-Q filed November 7, 2019).

10.10+	Employment Agreement between Bruce D. Greenstein and LHC Group, Inc. dated January 2, 2019 (previously filed as Exhibit 10.11 to the Form 10-K filed February 28, 2019).

10.11+	Employment Agreement between Nicholas Gachassin, III and LHC Group, Inc. dated June 25, 2018 (previously filed as Exhibit 10.12 to the Form 10-K filed February 28, 2019).

10.12+	Separation Agreement by and between Donald D. Stelly and LHC Group, Inc. (previously filed as Exhibit 10.1 to Form 8-K filed November 29, 2019).

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