Form 10-Q
period 2020-03-31
LHC Group, Inc
filed 2020-05-08
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of May 5, 2020: 31,588,641 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$8,308	$31,672
Receivables:
Patient accounts receivable	351,763	284,962
Other receivables	11,984	10,832
Total receivables	363,747	295,794
Prepaid income taxes	14,189	9,652
Prepaid expenses	33,032	21,304
Other current assets	20,217	21,852
Total current assets	439,493	380,274
Property, building and equipment, net of accumulated depreciation of $73,963 and $69,441, respectively	107,622	97,908
Goodwill	1,234,191	1,219,972
Intangible assets, net of accumulated amortization of $16,748 and $16,431, respectively	310,870	305,556
Assets held for sale	2,500	2,500
Operating lease right of use asset	96,078	95,452
Other assets	21,528	38,633
Total assets	$2,212,282	$2,140,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$75,215	$83,572
Salaries, wages, and benefits payable	108,337	85,631
Self-insurance reserves	33,482	31,188
Current operating lease liabilities	33,444	28,701
Amounts due to governmental entities	1,931	1,880
Total current liabilities	252,409	230,972
Deferred income taxes	64,865	60,498
Income taxes payable	6,165	3,867
Revolving credit facility	298,071	253,000
Operating lease payable	65,396	69,556
Total liabilities	686,906	617,893
Noncontrolling interest — redeemable	19,431	15,151
Commitments and contingencies
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 60,000,000 shares authorized; 36,297,106 and 36,129,280 shares issued, and 31,100,826 and 30,992,390 shares outstanding, respectively	363	361
Treasury stock — 5,196,280 and 5,136,890 shares at cost, respectively	(67,182)	(60,060)
Additional paid-in capital	951,330	949,321
Retained earnings	545,725	523,701
Total LHC Group, Inc. stockholders’ equity	1,430,236	1,413,323
Noncontrolling interest — non-redeemable	75,709	93,928
Total stockholders' equity	1,505,945	1,507,251
Total liabilities and stockholders' equity	$2,212,282	$2,140,295
See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net service revenue	$512,871	$502,585
Cost of service revenue (excluding depreciation and amortization)	321,202	320,992
Gross margin	191,669	181,593
General and administrative expenses	157,866	145,221
Impairment of intangibles and other	—	6,319
Operating income	33,803	30,053
Interest expense	(2,768)	(3,052)
Income before income taxes and noncontrolling interest	31,035	27,001
Income tax expense	3,359	3,600
Net income	27,676	23,401
Less net income attributable to noncontrolling interests	5,652	4,545
Net income attributable to LHC Group, Inc.’s common stockholders	$22,024	$18,856

Earnings per share:
Basic	$0.71	$0.61
Diluted	$0.70	$0.60
Weighted average shares outstanding:
Basic	31,020	30,837
Diluted	31,303	31,187

See accompanying Notes to the Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	For the Three Months Ended March 31, 2020
	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2019	$361	36,129,280	$(60,060)	5,136,890	$949,321	$523,701	$93,928	$1,507,251
Net income	—	—	—	—	—	22,024	2,099	24,123
Acquired noncontrolling interest	—	—	—	—	—	—	2,880	2,880
Noncontrolling interest distributions	—	—	—	—	—	—	(2,093)	(2,093)
Purchase of additional controlling interest	—	—	—	—	(2,470)	—	(21,105)	(23,575)
Nonvested stock compensation	—	—	—	—	3,680	—	—	3,680
Issuance of vested stock	2	163,163	—	—	—	—	—	2
Treasury shares redeemed to pay income tax	—	—	(7,122)	59,390	189	—	—	(6,933)
Issuance of common stock under Employee Stock Purchase Plan	—	4,663	—	—	610	—	—	610
Balance as of March 31, 2020	$363	36,297,106	$(67,182)	5,196,280	$951,330	$545,725	$75,709	$1,505,945

	For the Three Months Ended March 31, 2019
	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2018	$358	35,835,348	$(49,373)	5,029,429	$937,965	$427,975	$107,549	$1,424,474
Net income	—	—	—	—	—	18,856	1,686	20,542
Acquired noncontrolling interest	—	—	—	—	—	—	820	820
Noncontrolling interest distributions	—	—	—	—	—	—	(6,799)	(6,799)
Purchase of additional controlling interest	—	—	—	—	—	—	(18,000)	(18,000)
Nonvested stock compensation	—	—	—	—	1,804	—	—	1,804
Issuance of vested stock	2	174,562	—	—	—	—	—	2
Treasury shares redeemed to pay income tax	—	—	(6,726)	61,465	(115)	—	—	(6,841)
Exercise of options	1	44,387	(851)	24,044	—	—	—	(850)
Issuance of common stock under Employee Stock Purchase Plan	—	5,357	—	—	478	—	—	478
Balance as of March 31, 2019	$361	36,059,654	$(56,950)	5,114,938	$940,132	$446,831	$85,256	$1,415,630

See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$27,676	$23,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,133	4,202
Amortization of operating lease right of use asset	8,512	7,399
Stock-based compensation expense	3,680	1,804
Deferred income taxes	4,367	1,578
Amortization of operating leases	(13)	—
Loss on disposal of assets	47	56
Impairment of intangibles and other	—	6,319
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(67,470)	(16,284)
Prepaid expenses	(11,728)	(1,069)
Other assets	2,268	1,539
Prepaid income taxes	(4,537)	1,883
Accounts payable and accrued expenses	(11,159)	(10,413)
Salaries, wages, and benefits payable	24,826	16,169
Operating lease liabilities	(8,415)	(5,285)
Income taxes payable	2,298	184
Net amounts due to/from governmental entities	51	(55)
Net cash (used in) provided by operating activities	(24,464)	31,428
Investing activities:
Purchases of property, building and equipment	(13,502)	(2,801)
Proceeds from sale of property, building and equipment	1,149	—
Cash received (paid) for acquisitions	3,125	(1,413)
Net cash used in investing activities	(9,228)	(4,214)
Financing activities:
Proceeds from line of credit	188,728	17,000
Payments on line of credit	(143,657)	(13,000)
Proceeds from employee stock purchase plan	610	478
Payments on debt	—	(7,650)
Noncontrolling interest distributions	(4,874)	(9,194)
Withholding taxes paid on stock-based compensation	(7,064)	(7,577)
Purchase of additional controlling interest	(23,575)	(18,000)
Exercise of vested awards and stock options	160	(114)
Net cash provided by (used in) financing activities	10,328	(38,057)
Change in cash	(23,364)	(10,843)
Cash at beginning of period	31,672	49,363
Cash at end of period	$8,308	$38,520
Supplemental disclosures of cash flow information:
Interest paid	$2,830	$2,855
Income taxes paid	$1,269	$318
Non-Cash Operating Activity:
Operating right of use assets in exchange for lease obligations	$9,041	$91,174
Non-Cash Investing Activity:
Accrued capital expenditures	$2,226	$4,600
See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Events
Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care. The Company provides services through five segments: home health, hospice, home and community-based services, facility-based services, the latter primarily through long-term acute care hospitals (“LTACHs”), and healthcare innovations services ("HCI").
As of March 31, 2020, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements operated 820 service locations in 35 states within the continental United States and the District of Columbia.
COVID-19
The effects of the worldwide pandemic caused by the outbreak of SARS-CoV-2 (“COVID-19”) have impacted our business.  For example, the Company has experienced increased costs associated with obtaining personal protective equipment and other medical supplies in an effort to protect the safety and well-being of the Company's clinicians and patients across the country.  Additionally, the emergence of stay-at-home and physical distancing orders and other restrictions on movement and economic activity intended to reduce the spread of COVID-19 during the second half of March 2020 have required us to alter our clinical, operational, and business processes. Taken together, however, as further described in this Quarterly Report on Form 10-Q, the net impact of COVID-19 was not material to the results of operations during the three months ended March 31, 2020.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, and the related unaudited condensed consolidated statements of income for the three months ended March 31, 2020 and 2019, condensed consolidated statements of changes in equity for the three months ended March 31, 2020 and 2019, condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, and related notes (collectively, these financial statements are referred to as the "interim financial statements" and together with the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"). The 2019 Form 10-K was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2020, and includes information and disclosures not included herein.
Immaterial Correction of an Error
During the three months ended March 31, 2020, the Company increased the reported number of common shares issued by 44,387 and decreased the reported number of treasury shares by 24,044 for the three months ended March 31, 2019 due to the exclusion of reporting the number of common shares issued as a result of the exercise of certain outstanding stock options and the number of treasury shares redeemed to pay income tax associated with such stock option exercises. For further details of this noted item, see Note 2 of the Notes to Consolidated Financial Statements in the 2019 10K filed with the SEC on February 27, 2020.
The Company has evaluated the effects both qualitatively and quantitatively, and concluded that they did not have a material impact on previously issued financial statements for the three months ended March 31, 2019.
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
Explicit price concessions are recorded for the difference between our standard rates and the contracted rates to be realized from patients, third-party payors and others for services provided.
Implicit price concessions are recorded for self-pay, uninsured patients and other payors by major payor class based on historical collection experience and current economic conditions, representing the difference between amounts billed and amounts expected to be collected. The Company assesses the ability to collect for the healthcare services provided at the time of patient admission based on the verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs.
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Home health:
Medicare	68.2%	71.3%
Managed Care, Commercial, and Other	31.8	28.7
	100.0%	100.0%
Hospice:
Medicare	92.0%	92.4%
Managed Care, Commercial, and Other	8.0	7.6
	100.0%	100.0%
Home and Community-Based Services:
Medicaid	20.6%	25.1%
Managed Care, Commercial, and Other	79.4	74.9
	100.0%	100.0%
Facility-Based Services:
Medicare	54.8%	57.4%
Managed Care, Commercial, and Other	45.2	42.6
	100.0%	100.0%
HCI:
Medicare	24.6%	22.2%
Managed Care, Commercial, and Other	75.4	77.8
	100.0%	100.0%

Medicare
The following describes the payment models in effect during the three months ended March 31, 2020. Such payment models have been subject to temporary adjustments made by the Centers for Medicare and Medicaid Services ("CMS") in response to COVID-19 pandemic as described elsewhere by this Quarterly Report on Form 10-Q.
Home Health Services
Effective January 1, 2020, the Patient Driven Groupings Model ("PDGM") became the new payment model for services provided to Medicare patients with dates of service on or after the effective date, including certain Medicare Advantage patients. PDGM was implemented by CMS. Under PDGM, the initial certification of Medicare patient eligibility, plan of care, and comprehensive assessment is for a 60-day episode of care; however, unlike the former Medicare prospective payment system ("PPS"), where each 60-day episode of care could not be final billed until the episode was completed, PDGM provides for each 30-day period within the episode of care to be final billed upon completion.
As a result of PDGM, the Company now completes its final billing after each 30-day period instead of the form 60-day period under PPS. For each 30-day period, the patient is classified into one of 432 home health resource groups prior to receiving services. Each 30-day period is placed into a subgroup falling under the following categories: (i) timing being early or late, (ii) admission source being community or institutional, (iii) one of 12 clinical groupings based on the patient's principal diagnosis, (iv) functional impairment level of low, medium, or high, and (v) a co-morbidity adjustment of none, low, or high based on the patient's secondary diagnoses.
Each 30-day period payment from Medicare reflects base payment adjustments for case-mix, geographic wage differences, and a 2% sequestration reduction. In addition, payments may reflect one of three retroactive adjustments to the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment whereby the number of visits is dependent on the clinical grouping; and/or (c) a partial payment if the patient transferred to another provider or from another provider before completing the episode. The retroactive adjustments outlined above are recognized in net service revenue when the event causing the adjustment occurs and during the period in which the services are provided to the patient. The Company reviews these adjustments to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustments is subsequently resolved. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.
Hospice

The Company records revenue on an accrual basis based upon the date of service at amounts equal to the estimated payment rates. The Company receives one of four predetermined daily rates based upon the level of care provided by the Company, which can be routine care, general inpatient care, continuous home care, and respite care. There are two separate payment rates for routine care: payment for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, the Company may also receive a service intensity add-on ("SIA"). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
The performance obligation is the delivery of hospice services to the patient, as determined by a physician, each day the patient is on hospice care.
Adjustments to Medicare revenue are made from regulatory reviews, audits, billing reviews and other matters. The Company estimates the impact of these adjustments based on our historical experience.
Hospice payments are subject to variable consideration through an inpatient cap and an overall Medicare payment cap. The inpatient cap relates to individual programs receiving more than 20% of their total Medicare reimbursement from inpatient care services, and the overall Medicare payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” determined by Medicare to be payment equal to 12 months of hospice care for the aggregate base of hospice patients, indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on October 31 of each year. The Company monitors its limits on a provider-by-provider basis and records an estimate of its liability for reimbursements received in excess of the cap amount, if any, in the reporting period.
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
Non-Medicare Revenues
Other sources of net service revenue for all segments fall into Medicaid, managed care or other payors of the Company's services. Medicaid reimbursement is based on a predetermined fee schedule applied to each service provided. Therefore, revenue is recognized for Medicaid services as services are provided based on this fee schedule. The Company's managed care and other payors reimburse the Company based upon a predetermined fee schedule or an episodic basis, depending on the terms of the applicable contract. Accordingly, the Company recognizes revenue from managed care and other payors as services are provided, such costs are incurred, and estimates of expected payments are known for each different payor, thus the Company's revenue is recorded at the estimated transaction price.
Contingent Service Revenues
The HCI segment provides strategic health management services to Affordable Care Organizations ("ACOs") that have been approved to participate in the Medicare Shared Savings Program ("MSSP"). The HCI segment has service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any. ACOs are legal entities that contract with CMS to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for the individual, improving health for populations and lowering costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each year.
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

A portion of the estimated Medicare PDGM system reimbursement from each submitted home nursing episode is received in the form of a request for anticipated payment (“RAP”). For a standard 60-day episode of care, the Company will submit two RAPs, one for the first 30-day period and a second for the next 30-day period. The Company submits a RAP for 20% of the estimated reimbursement for each of the 30-day periods at the start of care. A final bill is submitted at the end of each 30-day period. If a final bill is not submitted within the greater of 120 days from the start of the 30-day period, or 60 days from the date the RAP was paid, any RAP received for that 30-day period will be recouped by Medicare from any other Medicare claims in process for that particular provider. The RAP and final claim must then be resubmitted.

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
The following table sets forth shares used in the computation of basic and diluted per share information and, with respect to the data provided for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted average number of shares outstanding for basic per share calculation	31,020	30,837
Effect of dilutive potential shares:
Nonvested stock	283	350
Adjusted weighted average shares for diluted per share calculation	31,303	31,187
Anti-dilutive shares	120	141

Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. This ASU was effective for annual and interim periods in fiscal years beginning after December 15, 2019, and did not have a significant impact to the Company.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments which amends Financial Instruments - Credit Losses ("Topic 326"). ASU 2016-13 provides guidance for measuring credit losses on financial instruments. Early adoption is permitted. The amendments in this ASU should be applied retrospectively. This ASU was effective for annual and interim periods in fiscal years beginning after December 15, 2019, and did not have a significant impact to the Company.
3. Acquisitions and Joint Venture Activities
Acquisitions
The Company acquired the majority-ownership of six home health agencies, three hospice agencies, and four home and community-based agencies during the three months ended March 31, 2020. The total aggregate purchase price for these transactions was $13.9 million. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.

The Company funded these acquisitions in 2019 by paying cash consideration of $16.4 million. During the three months ended March 31, 2020, the Company received $3.1 million from an equity joint venture partnership for the partner's noncontrolling interest for one of the Company's acquired home health and hospice agencies. The total cash consideration includes adjustments for assets acquired and liabilities assumed.

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

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired during the three months ended March 31, 2020:

Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Trade name	$1,944
Certificates of need/licenses	3,584
Other assets and (liabilities), net	(407)
Total identifiable assets	$5,121

Noncontrolling interest	$6,388
Goodwill, including noncontrolling interest of $4,660	$14,614

Trade names, certificates of need and licenses are indefinite-lived assets and, therefore, not subject to amortization. Acquired trade names that are not being used actively are amortized over the estimated useful life on the straight line basis. Trade names are valued using the relief from royalty method, a form of the income approach. Certificates of need are valued using the replacement cost approach based on registration fees and opportunity costs. Licenses are valued based on the estimated direct costs associated with recreating the asset, including opportunity costs based on an income approach. In the case of states with a moratorium in place, the licenses are valued using the multi-period excess earnings method. Noncontrolling interest is recorded at fair value.

Joint Venture Activities

During the three months ended March 31, 2020, the Company purchased a portion of the noncontrolling membership interest in one of our equity joint venture partnerships, which prior to the purchase was classified as a nonredeemable noncontrolling interest in permanent equity. As a result of the purchase, the Company retained its controlling financial interests in the joint venture partnership and the noncontrolling interest of our partner will continue to be classified as a nonredeemable noncontrolling interest in permanent equity. Total consideration for this noncontrolling interest purchase was $23.6 million.

4. Goodwill and Intangibles
The changes in recorded goodwill and intangible assets by reporting unit for the three months ended March 31, 2020 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Home and community-based services reporting unit	Facility-based reporting unit	HCI reporting unit	Total
Goodwill:
Balance as of December 31, 2019	$867,924	$128,875	$166,629	$15,682	$40,862	$1,219,972
Acquisitions	7,254	2,700	—	—	—	9,954
Noncontrolling interests	2,863	1,797	—	—	—	4,660
Adjustments and disposals	(79)	(316)	—	—	—	(395)
Balance as of March 31, 2020	$877,962	$133,056	$166,629	$15,682	$40,862	$1,234,191
Intangible assets:
Balance as of December 31, 2019	$219,872	$40,590	$24,096	$5,317	$15,681	$305,556
Acquisitions	4,700	930	—	—	—	5,630
Amortization	(137)	(23)	(10)	(1)	(145)	(316)
Balance as of March 31, 2020	$224,435	$41,497	$24,086	$5,316	$15,536	$310,870

The allocation of goodwill from acquisitions purchased during the three months ended March 31, 2020 for each reporting unit is preliminary and subject to change once the valuation analysis required by ASC 805, Business Combinations is finalized.
The following tables summarize the changes in intangible assets during the three months ended March 31, 2020 and December 31, 2019 (amounts in thousands):

	2020	2019
Indefinite-lived intangible assets:
Trade Names	$165,417	$163,499
Certificates of Need/Licenses	133,273	129,689
Net Total	$298,690	$293,188

Definite-lived intangible assets:
Trade Names
Gross carrying amount	$10,209	$10,182
Accumulated amortization	(9,303)	(9,229)
Net total	$906	$953
Non-compete agreements
Gross carrying amount	$6,897	$6,795
Accumulated amortization	(6,089)	(5,991)
Net total	$808	$804
Customer relationships
Gross carrying amount	$11,822	$11,822
Accumulated amortization	(1,356)	(1,211)
Net total	$10,466	$10,611
Total definite-lived intangible assets
Gross carrying amount	$28,928	$28,799
Accumulated amortization	(16,748)	(16,431)
Net total	$12,180	$12,368

Total intangible assets:
Gross carrying amount	$327,618	$321,987
Accumulated amortization	(16,748)	(16,431)
Net total	$310,870	$305,556

Remaining useful lives for trade names, customer relationships, and non-compete agreements were 9.5, 18.0, and 2.7 years, respectively, at March 31, 2020. Similar periods at December 31, 2019 were 9.8, 18.2, and 2.8 years for trade names, customer relationships, and non-compete agreements, respectively. Amortization expense was $0.3 million and $0.4 million during the three months ended March 31, 2020 and 2019, respectively. Amortization expense was recorded in general and administrative expenses.

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
Revolving loans under the Credit Agreement bear interest at, as selected by the Company, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5% (2) the Prime Rate in effect on such day and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum, with pricing varying based on the Company's quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon the Company’s quarterly consolidated Leverage Ratio. The Base Rate as of March 31, 2020 was 4.00% and the LIBOR rate was 2.69%. As of March 31, 2020, the effective interest rate on outstanding borrowings under the New Credit Agreement was 3.29%.
As of March 31, 2020, the Company had $298.1 million drawn, letters of credit issued in the amount of $24.9 million, and $177.0 million of remaining borrowing capacity available under the Credit Agreement. At December 31, 2019, the Company had $253.0 million drawn and letters of credit issued in the amount of $28.4 million under the Credit Facility.
Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with its debt covenants under the Credit Agreement at March 31, 2020.
6. Stockholder’s Equity
Equity Based Awards
The 2018 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The total number of shares of the Company's common stock originally reserved were 2,210,544 shares and a total of 1,879,169 shares are currently available for issuance. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
During the three months ended March 31, 2020, the Company granted 9,900 nonvested shares of common stock to independent directors under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares vest 100% on the one year anniversary date. During the three months ended March 31, 2020, one retired director was granted 775 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, which shares vest 100% at the grant date.
During the three months ended March 31, 2020, employees and a consultant were granted 108,710 and 10,890 shares, respectively, of nonvested shares of common stock pursuant to the 2018 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment and in accordance with consulting agreement. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date. The weighted average grant date fair value of nonvested shares of common stock granted during the three months ended March 31, 2020 was $123.01.
The following table represents the share grants activity for the three months ended March 31, 2020:

	Restricted stock		Options
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Share grants outstanding as of December 31, 2019	534,331	$71.01	98,756	$40.71
Granted	130,275	123.01	—	—
Vested or exercised	(163,923)	121.65	—	—
Share grants outstanding as of March 31, 2020	500,683	$87.67	98,756	$40.71

As of March 31, 2020, there was $40.0 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.40 years. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight-line basis for shares of common stock that vest over time. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods if actual forfeitures differ to ensure that total compensation expense recognized is at least equal to the value of vested awards. The Company recorded $3.7 million and $1.8 million of compensation expense related to nonvested stock grants for the three months ended March 31, 2020 and 2019, respectively.
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
The table below details the shares of common stock issued during 2020:

	Number of shares	Per share price
Shares available as of December 31, 2019	132,449
Shares issued during the three months ended March 31, 2020	4,663	$130.87
Shares available as of March 31, 2020	127,786

Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock or the exercise of stock options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the three months ended March 31, 2020, the Company redeemed 59,390 shares of common stock valued at $7.1 million, related to share vesting tax obligations. Such shares are held as treasury stock and are available for reissuance by the Company.

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
On January 18, 2018, Jordan Rosenblatt, a purported shareholder of Almost Family filed a complaint for violations of the Securities Exchange Act of 1934 in the United States District Court for the Western District of Kentucky, styled Rosenblatt v. Almost Family, Inc., et al., Case No. 3:18-cv-40-TBR (the “Rosenblatt Action”). The Rosenblatt Action was filed against the Company, Almost Family, Almost Family’s board of directors, and Merger Sub. The complaint in the Rosenblatt Action (“Rosenblatt Complaint”) asserted, among other things, that the Form S-4 Registration Statement (“Registration Statement”) filed on December 21, 2017 in connection with the Merger contained false and misleading statements with respect to the Merger.
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
On February 1, 2019, Lead Plaintiff filed his Consolidated Amended Class Action Complaint (the "Consolidated Complaint"). The Consolidated Complaint asserted claims against Almost Family, the Company and Almost Family's board of directors for violations of Section 14(a) of the 1934 Act in connection with the dissemination of the Company's and Almost Family's Proxy Statement concerning the Merger, and asserted breach of fiduciary duty claims and claims for violations of Section 20(a) of the 1934 Act against Almost Family's former board of directors. On February 11, 2020, the court granted the Company's motion to dismiss and the Company's motion to strike and dismissed Lead Plaintiff's federal claims with prejudice and state law claims without prejudice.
On March 12, 2020, Lead Plaintiff appealed the court's decision to the United States Court of Appeals for the Sixth Circuit. On April 17, 2020, Lead Plaintiff moved to voluntarily dismiss his appeal, and on April 23, 2020, the United States Court of Appeals for the Sixth Circuit granted Lead Plaintiff's motion and dismissed the appeal, and thus the case is now terminated.
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
8. Noncontrolling interests
The Company classifies noncontrolling interests of its joint venture parties based upon a review of the legal provisions governing the redemption of such interests. In each of the Company’s joint ventures, those provisions are embodied within the joint venture’s operating agreement. For joint ventures with operating agreement provisions that establish an obligation for the Company to purchase the third-party partners’ noncontrolling interests other than as a result of events that lead to a liquidation of the joint venture, such noncontrolling interests are classified as redeemable noncontrolling interests in temporary equity.

For joint ventures with operating agreement provisions that establish an obligation that the Company purchase the third party partners’ noncontrolling interests, but which obligation is triggered by events that lead to a liquidation of the joint venture, such noncontrolling interests are classified as nonredeemable noncontrolling interests in permanent equity. Additionally, for joint ventures with operating agreement provisions that do not establish an obligation for the Company to purchase the third-party partners’ noncontrolling interests (e.g., where the Company has the option, but not the obligation, to purchase the third-party partners’ noncontrolling interests), such noncontrolling interests are classified as nonredeemable noncontrolling interests in permanent equity.
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
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of March 31, 2020, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
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
The carrying amount of each redeemable equity instrument presented in temporary equity for the three months ended March 31, 2020 is not less than the initial amount reported for each instrument.
The following table summarizes the activity of noncontrolling interest-redeemable for the three months ended March 31, 2020 (amounts in thousands):

Balance as of December 31, 2019	$15,151
Net income attributable to noncontrolling interest-redeemable	3,553
Noncontrolling interest-redeemable distributions	(2,781)
Acquired noncontrolling interest-redeemable	3,508
Balance as of March 31, 2020	$19,431

9. Leases

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
During the three months ended March 31, 2020 and 2019, the Company incurred operating lease costs of $12.1 million and $12.4 million, respectively. There were no costs associated with impairments of operating lease right of use assets.

Information related to the Company's operating lease right of use assets and related lease liabilities for the office leases were as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019
Cash paid for operating lease liabilities	$9,587	$6,775
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,041	$91,174

	As of March 31,
	2020	2019
Weighted-average remaining lease term	4.42	4.63
Weighted-average discount rate	4.69%	4.75%

Maturities of operating lease liabilities as of March 31, 2020 were as follows (amounts in thousands):

Month ending March 31,
2020	$26,310
2021	29,523
2022	20,421
2023	13,209
2024	7,665
Thereafter	12,000
Total future minimum lease payments	109,128
Less: Imputed interest	(10,288)
Total	$98,840

10. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the three months ended March 31, 2020, the carrying value of the Company’s long-term debt approximates fair value, as the interest rates approximate current rates.
11. Segment Information

The Company's reporting segments include (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services, and (5) HCI.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Reportable segments have been identified based upon how management has organized the business by services provided to customers and how the chief operating decision maker manages the business and allocates resources, consistent with the criteria in ASC 280, Segment Reporting.
The following tables summarize the Company’s segment information for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31, 2020
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$367,821	$60,531	$48,464	$29,681	$6,374	$512,871
Cost of service revenue	220,440	38,034	38,453	20,342	3,933	321,202
General and administrative expenses	116,023	16,626	11,459	10,380	3,378	157,866
Operating income (loss)	31,358	5,871	(1,448)	(1,041)	(937)	33,803
Interest expense	(1,900)	(303)	(266)	(219)	(80)	(2,768)
Income (loss) before income taxes and noncontrolling interest	29,458	5,568	(1,714)	(1,260)	(1,017)	31,035
Income tax expense (benefit)	3,289	608	(206)	(199)	(133)	3,359
Net income (loss)	26,169	4,960	(1,508)	(1,061)	(884)	27,676
Less net income (loss) attributable to non controlling interests	4,606	967	(155)	243	(9)	5,652
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$21,563	$3,993	$(1,353)	$(1,304)	$(875)	$22,024
Total assets	$1,548,224	$251,354	$252,846	$90,791	$69,067	$2,212,282

	Three Months Ended March 31, 2019
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$363,035	$51,736	$51,785	$27,701	$8,328	$502,585
Cost of service revenue	226,123	33,176	39,855	17,732	4,106	320,992
General and administrative expenses	104,839	14,853	10,982	9,177	5,370	145,221
Other intangible impairment charge	6,318	1	—	—	—	6,319
Operating income (loss)	25,755	3,706	948	792	(1,148)	30,053
Interest expense	(2,138)	(343)	(301)	(180)	(90)	(3,052)
Income (loss) before income taxes and noncontrolling interest	23,617	3,363	647	612	(1,238)	27,001
Income tax expense (benefit)	3,208	446	151	5	(210)	3,600
Net income (loss)	20,409	2,917	496	607	(1,028)	23,401
Less net income (loss) attributable to noncontrolling interests	3,780	601	(310)	481	(7)	4,545
Net income (loss) attributable to LHC Group, Inc.'s common stockholders	$16,629	$2,316	$806	$126	$(1,021)	$18,856
Total assets	$1,421,000	$220,347	$226,991	$79,257	$66,262	$2,013,857

12. Income Taxes

The effective tax rate for the three months ended March 31, 2020 and 2019 benefited from $1.2 million of excess tax benefits associated with stock-based compensation arrangements and $2.2 million ($4.3 million and $2.1 million, as further described below) associated with increased tax benefits associated with the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). For the three months ended March 31, 2019, the effective tax rate benefited from $2.4 million of excess tax benefits associated with stock-based compensation arrangements.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"). Corporate taxpayers may carryback net operating losses ("NOLs") originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019, or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The effective tax rate for the three months ended March 31, 2020 benefited from a $4.3 million impact from the enactment of the CARES Act. There was no material impact to our net deferred tax assets as of March 31, 2020.

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company’s unrecognized tax benefits would affect the tax rate, if recognized.  The Company includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheets.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. The impact of the CARES Act increased unrecognized tax benefits by $2.1 million, which also had an impact on the Company's effective tax rate for the three months ended March 31, 2020. As of March 31, 2020 and December 31, 2019, the Company recognized $6.2 million and $3.9 million, respectively, in unrecognized tax benefits.

13. Subsequent Event

The COVID-19 outbreak has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions.  After the declaration of a national emergency in the United States on March 13, 2020, Governors in most states in which the Company operates have instituted stay-at-home policies that remain in place. In response to COVID-19, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020.

At March 31, 2020, management was aware that under the CARES Act, the following portions of the CARES Act would provide additional cash to the Company; however, the terms and conditions of each were not know until April 2020.

•
$100 billion Provider Relief Fund.  Provides funds to health care providers who provide or provided diagnoses, testing, or care for individuals with possible or actual cases of COVID-19, with payments to be used to prevent, prepare for, and respond to COVID-19, and shall reimburse us for health care related expense or lost revenues attributable to COVID-19.  As of May 5, 2020, the Company received $87.5 million of the Provider Relief Fund.

•
CMS's Accelerated and Advance Payments Program ("AAPP").  Provides financial hardship relief to Medicare providers impacted by the COVID-19 pandemic in order to provide necessary funds when there is a disruption in claims submission and/or claims processing. As of May 5, 2020, the Company received $307.6 million of accelerated and advance payments.

•
Suspension of the 2% sequestration payment adjustment. CMS suspended the 2% sequestration on patient claims with dates of services from May 1 through December 31, 2020 to provide for additional funding to providers.

•
Waiver of the application of site-neutral payment.  Under Section 1886(m)(6)(A)(i) of the Act for LTACH admissions that are completed in response to the public health emergency ("PHE") and occur during the COVID-19 PHE period, the claims processing systems will be updated to pay all LTACH cases admitted during the COVID-19 PHE period at the LTACH PPS standard federal rate, effective for claims with an admission date occurring on or after January 27, 2020 through the end of the PHE period.

•
Delayed payment of employer portion of social security tax.  Provides relief for companies from paying for the 2020 employer portion of social security tax with 50% of the payments delayed to be paid by December 31, 2021 and the second 50% to be paid by December 31, 2022.

The Company anticipates that all AAPP funds received by the Company will begin to become due 120 days after the Company's receipt of such funds. Thereafter, the AAPP funds that the Company received will be automatically recouped from amounts otherwise payable to the Company, until all such funds have been completely repaid. Additionally, the funds the Company received by the Provider Relief Fund could be potentially subject to repayment if those funds are not fully utilized to address the lost revenues and/or increased costs associated with the Company's direct efforts associated with COVID-19.

Management concluded that the above portions of the CARES Act that directly impact the Company were a Type II subsequent event under ASC 855 and will be accounted for during the three months ended June 30, 2020, as the terms and conditions of such payments were not known at March 31, 2020.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements, including the potential future impact of COVID-19 on our results of operations and liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the expected benefit of the CARES Act on our liquidity, and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after March 31, 2020;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors, including changes in reimbursement resulting from regulatory changes;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any regulatory changes or anticipated regulatory changes;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in future interpretations of fraud, anti-kickback, or other laws.
The forward-looking statements included in this report reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in our other filings with the SEC, including our 2019 Form 10-K, as updated by our subsequent filings with the SEC. This report should be read in conjunction with the 2019 Form 10-K, and all of our other filings made with the SEC through the date of this report, including quarterly reports on Form 10-Q and current reports on Form 8-K.
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
OVERVIEW
General
We provide quality, cost-effective post-acute health care services to our patients. As of March 31, 2020, we have 820 service providers in 35 states within the continental United States and the District of Columbia. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services primarily offered through our long-term acute care hospitals (“LTACHs”), and (5) healthcare innovations services ("HCI"). We intend to increase the number of service providers within each of our segments that we operate through continued acquisitions, joint ventures, and organic development.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of March 31, 2020, we operated 556 home health services locations, of which 349 are wholly-owned, 203 are majority-owned through equity joint ventures, two are under license lease arrangements, and the operations of the remaining two locations are only managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of March 31, 2020, we operated 112 hospice locations, of which 53 are wholly-owned, 57 are majority-owned through equity joint ventures, and two are under license lease arrangements.
Through our home and community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of March 31, 2020, we operated 111 home and community-based services locations, of which 97 are wholly-owned and 14 are majority-owned through equity joint ventures.
We provide facility-based services principally through our LTACHs. As of March 31, 2020, we operated 11 LTACHs with 13 locations, all but three of which are located within host hospitals. We also operate one skilled nursing facility, two pharmacies, a family health center, a rural health clinic, and 13 therapy clinics. Of these 31 facility-based services locations, 20 are wholly-owned, and 11 are majority-owned through equity joint ventures.
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
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of March 31, 2020, the Joint Commission had accredited 476 of our 556 home health services locations and 86 of our 112 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
Reporting segment	2020	2019
Home health services	71.7%	72.2%
Hospice services	11.8	10.3
Home and community-based services	9.5	10.3
Facility-based services	5.8	5.5
Healthcare innovations services	1.2	1.7
	100.0%	100.0%
Recent Developments

The reader is encouraged to review our detailed discussion of health care legislation and Medicare regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussions in Part I, Item 1, “Business; Government Regulation” and in Part I, Item 1A, “Risk Factors” in our 2019 Form 10-K.
Coronavirus and Coronavirus Aid, Relief, and Economic Security Act
The COVID-19 outbreak has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions. After the declaration of a national emergency in the United States on March 13, 2020, Governors in most states in which we operate instituted stay-at-home policies that remain in place. However, each of the states have deemed healthcare services an essential business allowing us to continue to deliver healthcare services to our patients. We have implemented contingency planning policies; whereby most employees in our home offices located in Louisiana and Kentucky are working remotely in compliance with CDC recommendations and federal and state governmental orders. We have invested in technology and equipment that allows our remote workforce to provide continued and seamless functionality to our clinicians who continue to care for our patients on service.
We are taking precautions to protect the safety and well-being of our employees by purchasing and delivering additional supplies of personal protection equipment to our clinicians across the country. We convened a multi-discipline COVID-19 task force comprised of our company's leaders that continually communicate to our clinicians and other employees changes in policies and procedures.
We continually review and adjust to changes to adapt to the current environment associated with COVID-19. We remain fully functional and continue to provide our patients with critical services during the pandemic. In addition, we currently plan to continue to execute on our strategic business plans.
In response to COVID-19, the U.S. Government enacted the CARES Act on March 27, 2020. Certain aspects of the CARES Act directly impacted us by:

•
Providing funding under the $100 billion Provider Relief Fund. Funds were submitted to health care providers who provide or provided diagnoses, testing, or care for individuals with possible or actual cases of COVID-19. The payments received under the Provider Relief Fund are subject to certain terms and conditions. Payments are to be used to prevent, prepare for, and respond to COVID-19, and shall reimburse us for health care related expense or lost revenues attributable to COVID-19. As of May 5, 2020, we have received $87.5 million of the Provider Relief Fund.

•
Providing funding under CMS's Accelerated and Advance Payments Program (AAPP). This extended financial hardship relief to Medicare providers impacted by the COVID-19 pandemic in order to provide necessary funds when there is a disruption in claims submission and/or claims processing. As of May 5, 2020, we received $307.6 million of accelerated and advance payments.

•	Suspending the 2% sequestration payment adjustment for patient claims with dates of services from May 1 through December 31, 2020.

•
Providing a waiver of the application of site-neutral payment rate under Section 1886(m)(6)(A)(i) of the Act for those LTACH admissions that are in response to the public health emergency ("PHE") and occurs during the COVID-19 PHE period. The claims processing systems will be updated to pay all LTACH cases admitted during the COVID-19 PHE period at the LTACH PPS standard federal rate, effective for claims with an admission date occurring on or after January 27, 2020 through the end of the PHE period.

•	Delaying payment of the employer portion of social security tax for 2020, which will be due in 50% increments, with the first due by December 31, 2021 and the second 50% due by December 31, 2022.
We anticipate that all AAPP funds received by us will begin to become due 120 days after our receipt of such funds. Thereafter, the AAPP funds that we received will be automatically recouped from amounts otherwise payable to us, until all such funds have been completely repaid. Additionally, the funds we received by the Provider Relief Fund could be potentially subject to repayment if those funds are not fully utilized to address the lost revenue and/or increased costs associated with our direct efforts associated with COVID-19.
While during the three months ended March 31, 2020, we did not experience a material decline in the demand for our services nor a disruption in our ability to continue to provide services to our patients, there is no guarantee that we won’t experience such a decrease in demand or service disruption in the future as a result of COVID-19. The rapid development and fluidity of this situation makes it difficult to predict the ultimate impact of COVID-19 on our business and operations. Nevertheless,

COVID-19 presents a material uncertainty which could materially impact our business and results of operations in the future. See Part II, Item 1A of this Quarterly Report on Form 10-Q for an update to our risk factors related to the COVID-19 pandemic.
    Hospice
On April 10, 2020, CMS released the proposed rule for fiscal year 2021 to update the wage index, 2.6% update on payment rates, and cap amount. The rule also proposed to sunset the Service Intensity Add-On budget neutrality factor. CMS will apply a 5% cap on any decrease in a geographic area’s wage index value from fiscal year 2020. No such cap will be applied in fiscal year 2022. The hospice payment update is based on the inpatient hospital market basket percentage increase, which is currently estimated at 3%, less an Affordable Care Act mandated productivity adjustment, which is currently estimated at 0.4%. This results in an estimated 2.6% increase to the payment rates. Based on these estimates, the following are the proposed fiscal year 2021 base payment rates for various level of care, payment rates for hospice providers not complying with the hospice quality reporting requirements will be 2% lower than the values referenced below:
The following table shows the proposed fiscal year 2021 hospice Medicare payment rates, which will begin on October 1, 2020 and will end September 30, 2021:

Description	Rate per patient day
Routine Home Care days 1-60	$199.34
Routine Home Care days 60+	$157.56
Continuous Home Care	$1,430.64
Full rate = 24 hours of care
$59.61 = hourly rate
Inpatient Respite Care	$461.48
General Inpatient Care	$1,046.55
CMS is proposing an aggregate cap value of $30,743.86 for fiscal year 2021, compared to $29,964.78 for fiscal year 2020.
RESULTS OF OPERATIONS
Three months ended March 31, 2020 compared to three months ended March 31, 2019
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the three months ended March 31, 2020 and 2019 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2020			2019			Increase (Decrease)
Net service revenue	$512,871			$502,585			$10,286
Cost of service revenue	321,202	62.6%		320,992	63.9%		210
General and administrative expenses	157,866	30.8		145,221	28.9		12,645
Other intangible impairment charge	—			6,319			(6,319)
Interest expense	(2,768)			(3,052)			(284)
Income tax expense	3,359	26.8	(1)	3,600	26.7	(1)	(241)
Net income attributable to noncontrolling interests	5,652			4,545			1,107
Net income attributable to LHC Group, Inc.’s common stockholders	$22,024			$18,856			$3,168

(1) Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized of $1.2 million and $2.4 million during the three months ended March 31, 2020 and 2019, respectively. The effective tax rate for the three months ended March 31, 2020 also benefited from a $2.2 million impact from the enactment of the CARES Act.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended March 31, 2020 and the related change from the same period in 2019 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; net service revenue excludes implicit price concessions):

The below data for the three months ended March 31, 2020 was impacted by the COVID-19 pandemic.
	Organic (1)	Organic Growth (Loss) %	Acquired (2)	Total	Total Growth (Loss) %
Home health services
Revenue	$353,084	(2.5)%	$20,398	$373,482	1.5%
Revenue Medicare	$238,672	(6.3)	$13,734	$252,406	(2.7)
Admissions	98,816	7.1	9,366	108,182	15.5
Medicare Admissions	55,187	(2.4)	4,693	59,880	4.2
Average Census	73,208	(1.5)	3,770	76,978	1.7
Average Medicare Census	43,876	(9.4)	2,217	46,093	(6.7)
Home Health Episodes	85,857	(3.3)	4,370	90,227	(0.8)
Hospice services (3)			—
Revenue	$56,378	7.8	$3,791	$60,169	13.9
Revenue Medicare	$51,767	8.0	$3,590	$55,357	14.7
Admissions	4,567	0.2	493	5,060	10.3
Medicare Admissions	4,076	—	452	4,528	10.5
Average Census	4,023	8.4	267	4,290	14.4
Average Medicare Census	3,745	9.7	251	3,996	15.9
Patient days	365,996	9.7	24,373	390,369	15.7
Home and community-based services
Revenue	$49,645	(6.3)	$679	$50,324	(5.5)
Billable hours	1,973,715	(12.6)	20,028	1,993,743	(12.2)
Facility-based services
LTACHs
Revenue	$27,320	8.1	$—	$27,320	8.1
Patient days	20,161	2.7	—	20,161	2.7
Other facility-based services
Revenue	$2,967	(3.2)	$—	$2,967	(3.2)
HCI
Revenue	$6,661	(20.9)	$—	$6,661	(20.9)
Consolidated
Revenue	$496,055	(1.0)	$24,868	$520,923	2.0

(1) Organic - combination of same store, a location that has been in service with us for greater than 12 months, and de novo, an internally developed location that has been in service for 12 months or less.
(2) Acquired - purchased location that has been in service with us 12 months or less.
The decrease in revenue in the HCI segment was due to the sale of Ingenious Health business during the three months ended March 31, 2019.

The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concession, to net service revenue recognized for the three months ended March 31, 2020 and 2019 (amounts in thousands, except percentages, which are percentages of consolidated revenue):

	Three Months Ended March 31,
	2020	% of Net Service Revenue	2019	% of Net Service Revenue
Revenue	$520,923		$510,937
Less: Implicit price concession	8,052	1.5%	8,352	1.6%
Net service revenue	$512,871		$502,585
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2020		2019
Home health services
Salaries, wages and benefits	$199,606	54.3%	$207,160	57.1%
Transportation	9,805	2.7	10,603	2.9
Supplies and services	11,029	3.0	8,360	2.3
Total	$220,440	60.0%	$226,123	62.3%
Hospice services
Salaries, wages and benefits	$27,013	44.6%	$23,998	46.4%
Transportation	1,940	3.2	1,762	3.4
Supplies and services	9,081	15.0	7,416	14.3
Total	$38,034	62.8%	$33,176	64.1%
Home and community-based services
Salaries, wages and benefits	$37,493	77.4%	$39,094	75.5%
Transportation	490	1.0	536	1.0
Supplies and services	470	1.0	225	0.4
Total	$38,453	79.4%	$39,855	76.9%
Facility-based services
Salaries, wages and benefits	$14,378	48.4%	$12,180	44.0%
Transportation	36	0.1	63	0.2
Supplies and services	5,928	20.0	5,489	19.8
Total	$20,342	68.5%	$17,732	64.0%
HCI
Salaries, wages and benefits	$3,743	58.7%	$3,745	45.0%
Transportation	92	1.4	134	1.6
Supplies and services	98	1.5	227	2.7
Total	$3,933	61.6%	$4,106	49.3%
Consolidated
Total	$321,202	62.6%	$320,992	63.9%

Consolidated cost of service revenue improved as a percentage of net service revenue by 1.3% from 63.9% in 2019 to 62.6% in 2020.  The improvement was primarily due to the result of related to cost containment efforts within our home health and hospice segments due to streamlining of leadership within each respective segment as we completed the integration of Almost Family during 2019 and PDGM related cost mitigation efforts within the home health segment during 2020.  These improvements were slightly offset by increases within our home and community-based, facility-based services, and HCI segments primarily due to lower net service revenue during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 within those segments. Finally, we also had increased costs within each of our segments associated with increased supplies and services costs related to our COVID-19 response that started during the second half of March 2020.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2020		2019
Home health services
General and administrative	$113,022	30.7%	$102,436	28.2%
Depreciation and amortization	3,001	0.8	2,403	0.7
Total	$116,023	31.5%	$104,839	28.9%
Hospice services
General and administrative	$16,111	26.6%	$14,427	27.9%
Depreciation and amortization	515	0.9	426	0.8
Total	$16,626	27.5%	$14,853	28.7%
Home and community-based services
General and administrative	$11,068	22.8%	$10,672	20.6%
Depreciation and amortization	391	0.8	310	0.6
Total	$11,459	23.6%	$10,982	21.2%
Facility-based services
General and administrative	$9,449	31.8%	$8,420	30.4%
Depreciation and amortization	931	3.1	757	2.7
Total	$10,380	34.9%	$9,177	33.1%
HCI
General and administrative	$3,083	48.4%	$5,064	60.8%
Depreciation and amortization	295	4.6	306	3.7
Total	$3,378	53.0%	$5,370	64.5%
Consolidated
Total	$157,866	30.8%	$145,221	28.9%

Consolidated general and administrative expenses increased as a percentage of net service revenue from 28.9% in 2019 to 30.8% in 2020. The increase in general and administrative expenses as a percentage of net service revenue was a result of a decrease in our home health revenue per episode stemming from PDGM and COVID-19. The increase from 2019 to 2020 primarily related to costs associated with the completion of certain acquisitions during latter part of 2019 and 2020 and additional administrative costs incurred as a result of COVID-19.
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
The following table summarizes changes in cash (amounts in thousands):

	Three months ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(24,464)	$31,428
Investing activities	(9,228)	(4,214)
Financing activities	10,328	(38,057)
Change in cash	$(23,364)	$(10,843)
Cash at beginning of period	31,672	49,363
Cash at end of period	$8,308	$38,520
From 2019 to 2020, our use of cash increased by $12.5 million, primarily due to our operating and financing activity changes from 2019 to 2020. Cash flows used for operating activities increased from 2019 to 2020 as a result of the impact of the implementation of PDGM as cash collections were slower in the three months ended March 31, 2020 as our payors converted to the new payment methodology; increases in prepaid medical supplies resulting for the increasing needs of personal protective equipment associated with the requirements associated with COVID-19; and increases in salaries, wages and benefits associated with the increased needs associated with COVID-19 occurred during March of 2020. Our cash flows from financing activities offset the cash flows used in our operating activities primarily due to net proceeds from our line of credit primarily use to cover the increased costs associated with COVID-19 and the use of our Swing Line availability associated with our line of credit to meet our payroll needs.
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
Revolving loans under the Credit Agreement bear interest at, as selected by us, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day, and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at the same time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon our consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate as of March 31, 2020 was 4.00% and the LIBOR rate was 2.69%. As of March 31, 2020, the effective interest rates on our borrowings under the Credit Agreement was 3.29%.
As of March 31, 2020, we had $298.1 million drawn and letters of credit outstanding in the amount of $24.9 million under the Credit Agreement, and had approximately $177.0 million of remaining borrowing capacity available under the Credit Agreement. At December 31, 2019, we had $253.0 million drawn and letters of credit outstanding in the amount of $28.4 million under the Credit Facility.
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
At March 31, 2020, we were in compliance with all debt covenants.
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
Critical Accounting Policies
For a discussion of critical accounting policies, see Note 2 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference. For a full description of the Company's other critical accounting policies, see Note 2 of the Notes to Consolidated Financial Statements in the 2019 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $0.7 million for the three months ended March 31, 2020.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2020, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020, the end of the period covered by this Quarterly Report.
Changes in Internal Controls Over Financial Reporting
We, including the principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of the controls and procedures, the principal executive officer and principal financial officer concluded the disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020, the end of the period covered by this Quarterly Report.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
For a discussion of legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS.
Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K. Those risk factors are supplemented by those discussed under “Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” in Part I, Item 2 of this Quarterly Report. Other than the risk factors set forth below, there have been no material changes in the Company’s risk factors from those in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K.

Our business, financial condition and results of operations may be materially adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions. The full extent to which the COVID-19 outbreak will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact. We may face decreased demand for our services, interruption in the provision of our services, and increased costs of services. All of which could have a material and adverse impact on our business, results of operations and financial condition.

While we did not experience a significant decrease in the demand for our services during the first quarter of 2020, there is no guarantee that we will not experience decreased demand related to the COVID-19 pandemic in future periods. The majority of the Company’s revenues are derived from the provision of home health and hospice services. Demand for home health services could be significantly diminished due to heightened anxiety among our patients regarding the risk of exposure to COVID-19 as a result of home health visits. Additionally, many of our patients are prescribed home health services after discharge from the hospital or after other surgeries and medical procedures. Most local and state governments have imposed limits on the provision of certain healthcare and we believe many members of the communities we serve are avoiding health care visits and procedures. These additional factors could reduce demand for our home health services.

Our ability to provide services to our patients depends first and foremost on the health and safety of our skilled nurses, home health aides, and therapists. While we have taken significant precautions to enable our health care providers to continue to safely provide our important services to our patients during the pandemic, we could experience interruptions in our ability to continue to provide these services. For example, if we are unable to obtain the necessary personal protective equipment to ensure the safety of our employees due to a shortage of supplies or otherwise, if there is a reduction in our available healthcare providers due to concerns around COVID-19 related risks or if our healthcare providers were to contract COVID-19, our ability to provide services to our patients may be significantly interrupted or suspended.

In addition to a number of factors that could adversely impact demand for our services and our ability to provide services to our patients, we may experience increased cost of care and reduced reimbursements as a result of COVID-19. In particular, we have already experienced higher costs due to the higher utilization and cost of personal protective equipment as well as increased purchasing of other medical supplies, cleaning, and sanitization materials. If our patients suffer from increased incidence of and complications from illnesses, including COVID-19, our costs of providing care for our patients would increase. We may also face reduced reimbursement for our services through Medicare and commercial health care plans in the event that such plans do not adjust patient and other qualifications to address changes related to COVID-19.

In compliance with state and local stay-at-home orders issued in connection with COVID-19, a number of our employees have transitioned to working from home. While we have implemented and maintain a cybersecurity program designed to protect our IT and data systems from attacks, more of our employees are working from locations where our cybersecurity program may be less effective and IT security may be less robust. The risk of a disruption or breach of our operational systems, or the compromise of the data processed in connection with our operations, has increased as attempted attacks have advanced in sophistication and number around the world. If any of our systems are damaged, fail to function properly, or otherwise become unavailable, we may incur substantial costs to repair or replace them and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. A significant failure, compromise, breach, or interruption in our systems, which may result from problems such as malware, computer viruses, hacking attempts, or other third-party malfeasance, could result in a disruption of our operations, patient dissatisfaction, damage to our reputation, and a loss of patients or revenues. Efforts by us and our vendors to develop, implement, and maintain security measures, including malware and anti-virus software and controls, may not be successful in preventing these events from occurring, and any network and information systems-related events could require us to expend significant resources to remedy such event. In the future, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.

The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. The COVID-19 pandemic also may have the effect of heightening other risks disclosed in the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2019, such as, but not limited to, those related to competition, supply chain interruptions, and labor availability and cost.

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

LHC GROUP, INC.
(Registrant)

Date: May 8, 2020	/s/ Joshua L. Proffitt
Joshua L. Proffitt
Chief Financial Officer (Principal financial officer)