Form 10-Q
period 2020-06-30
LHC Group, Inc
filed 2020-08-06
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of August 3, 2020: 31,590,210 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data) (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$172,752	$31,672
Receivables:
Patient accounts receivable	324,587	284,962
Other receivables	10,674	10,832
Total receivables	335,261	295,794
Prepaid income taxes	6,330	9,652
Prepaid expenses	23,740	21,304
Other current assets	26,698	21,852
Total current assets	564,781	380,274
Property, building and equipment, net of accumulated depreciation of $74,486 and $69,441, respectively	123,408	97,908
Goodwill	1,234,145	1,219,972
Intangible assets, net of accumulated amortization of $17,070 and $16,431, respectively	310,548	305,556
Assets held for sale	1,900	2,500
Operating lease right of use asset	100,834	95,452
Other assets	21,483	38,633
Total assets	$2,357,099	$2,140,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$70,138	$83,572
Salaries, wages, and benefits payable	86,405	85,631
Self-insurance reserves	34,438	31,188
Government stimulus advance	44,273	—
Contract liabilities - deferred revenue	310,712	—
Current operating lease liabilities	34,838	28,701
Amounts due to governmental entities	2,186	1,880
Total current liabilities	582,990	230,972
Deferred income taxes	70,959	60,498
Income taxes payable	6,373	3,867
Revolving credit facility	30,000	253,000
Other long term liabilities	17,818	—
Operating lease payable	68,858	69,556
Total liabilities	776,998	617,893
Noncontrolling interest — redeemable	21,998	15,151
Commitments and contingencies
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 60,000,000 shares authorized; 36,327,819 and 36,129,280 shares issued, and 31,121,968 and 30,992,390 shares outstanding, respectively	363	361
Treasury stock — 5,205,851 and 5,136,890 shares at cost, respectively	(68,654)	(60,060)
Additional paid-in capital	955,119	949,321
Retained earnings	590,417	523,701
Total LHC Group, Inc. stockholders’ equity	1,477,245	1,413,323
Noncontrolling interest — non-redeemable	80,858	93,928
Total stockholders' equity	1,558,103	1,507,251
Total liabilities and stockholders' equity	$2,357,099	$2,140,295
See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net service revenue	$487,320	$517,842	$1,000,191	$1,020,427
Cost of service revenue (excluding depreciation and amortization)	306,712	325,860	627,914	646,852
Gross margin	180,608	191,982	372,277	373,575
General and administrative expenses	150,574	148,584	308,440	293,805
Impairment of intangibles and other	600	1,018	600	7,337
Government stimulus income	(44,435)	—	(44,435)	—
Operating income	73,869	42,380	107,672	72,433
Interest expense	(841)	(2,885)	(3,609)	(5,937)
Income before income taxes and noncontrolling interest	73,028	39,495	104,063	66,496
Income tax expense	15,227	9,557	18,586	13,157
Net income	57,801	29,938	85,477	53,339
Less net income attributable to noncontrolling interests	13,109	4,938	18,761	9,483
Net income attributable to LHC Group, Inc.’s common stockholders	$44,692	$25,000	$66,716	$43,856

Earnings per share:
Basic	$1.44	$0.81	$2.15	$1.42
Diluted	$1.43	$0.80	$2.13	$1.41
Weighted average shares outstanding:
Basic	31,104	30,960	31,060	30,899
Diluted	31,324	31,201	31,301	31,188

See accompanying Notes to the Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	For the Six Months Ended June 30, 2020
	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2019	$361	36,129,280	$(60,060)	5,136,890	$949,321	$523,701	$93,928	$1,507,251
Net income (1)	—	—	—	—	—	22,024	2,099	24,123
Acquired noncontrolling interest	—	—	—	—	—	—	2,880	2,880
Noncontrolling interest distributions	—	—	—	—	—	—	(2,093)	(2,093)
Purchase of additional controlling interest	—	—	—	—	(2,470)	—	(21,105)	(23,575)
Nonvested stock compensation	—	—	—	—	3,680	—	—	3,680
Issuance of vested stock	2	163,163	—	—	—	—	—	2
Treasury shares redeemed to pay income tax	—	—	(7,122)	59,390	189	—	—	(6,933)
Issuance of common stock under Employee Stock Purchase Plan	—	4,663	—	—	610	—	—	610
Balance as of March 31, 2020	$363	36,297,106	$(67,182)	5,196,280	$951,330	$545,725	$75,709	$1,505,945
Net income (1)	—	—	—	—	—	44,692	7,058	51,750
Noncontrolling interest distributions	—	—	—	—	—	—	(1,909)	(1,909)
Nonvested stock compensation	—	—	—	—	3,263	—	—	3,263
Issuance of vested stock	—	19,846	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(950)	6,256	(189)	—	—	(1,139)
Exercise of options	—	7,137	(522)	3,315	218	—	—	(304)
Issuance of common stock under Employee Stock Purchase Plan	—	3,730	—	—	497	—	—	497
Balance as of June 30, 2020	$363	36,327,819	$(68,654)	5,205,851	$955,119	$590,417	$80,858	$1,558,103

(1) Net income excludes net income attributable to noncontrolling interest-redeemable of $3.5 million and $9.6 million during the three and six months ended June 30, 2020, respectively. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

	For the Six Months Ended June 30, 2019
	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2018	$358	35,835,348	$(49,373)	5,029,429	$937,965	$427,975	$107,549	$1,424,474
Net income (1)	—	—	—	—	—	18,856	1,686	20,542
Acquired noncontrolling interest	—	—	—	—	—	—	820	820
Noncontrolling interest distributions	—	—	—	—	—	—	(6,799)	(6,799)
Purchase of additional controlling interest	—	—	—	—	—	—	(18,000)	(18,000)
Nonvested stock compensation	—	—	—	—	1,804	—	—	1,804
Issuance of vested stock	2	174,562	—	—	—	—	—	2
Treasury shares redeemed to pay income tax	—	—	(6,726)	61,465	(115)	—	—	(6,841)
Exercise of options	1	44,387	(851)	24,044	—	—	—	(850)
Issuance of common stock under Employee Stock Purchase Plan	—	5,357	—	—	478	—	—	478
Balance as of March 31, 2019	$361	36,059,654	$(56,950)	5,114,938	$940,132	$446,831	$85,256	$1,415,630
Net income (1)	—	—	—	—	—	25,000	1,897	26,897
Acquired noncontrolling interest	—	—	—	—	—	—	6,170	6,170
Noncontrolling interest distributions	—	—	—	—	—	—	(2,026)	(2,026)
Purchase of additional controlling interest	—	—	—	—	(1,283)	—	531	(752)
Nonvested stock compensation	—	—	—	—	2,588	—	—	2,588
Issuance of vested stock	—	17,145	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(730)	7,199	30	—	—	(700)
Exercise of options	—	3,293	(212)	1,866	—	—	—	(212)
Issuance of common stock under Employee Stock Purchase Plan	—	4,301	—	—	453	—	—	453
Balance as of June 30, 2019	$361	36,084,393	$(57,892)	5,124,003	$941,920	$471,831	$91,828	$1,448,048

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

See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$85,477	$53,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	10,385	8,400
Amortization of operating lease right of use asset	17,090	15,528
Stock-based compensation expense	6,943	4,392
Deferred income taxes	10,461	4,821
Loss on disposal of assets	154	312
Impairment of intangibles and other	600	7,337
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(38,186)	(22,704)
Prepaid expenses	(2,436)	(332)
Other assets	(4,169)	8
Prepaid income taxes	3,322	5,063
Accounts payable and accrued expenses	(16,354)	(935)
Salaries, wages, and benefits payable	3,850	(4,547)
Government stimulus advance	44,273	—
Contract liabilities - deferred revenue	310,712	—
Other long term liabilities	17,818	—
Operating lease liabilities	(16,876)	(13,253)
Income taxes payable	2,506	374
Net amounts due to/from governmental entities	306	528
Net cash provided by operating activities	435,876	58,331
Investing activities:
Purchases of property, building and equipment	(40,944)	(7,599)
Proceeds from sale of property, building and equipment	7,142	—
Cash received (paid) for acquisitions	3,125	(20,431)
Net cash used in investing activities	(30,677)	(28,030)
Financing activities:
Proceeds from line of credit	256,230	25,000
Payments on line of credit	(479,230)	(30,000)
Proceeds from employee stock purchase plan	1,107	931
Payments on debt	—	(7,650)
Noncontrolling interest distributions	(10,267)	(13,857)
Withholding taxes paid on stock-based compensation	(8,602)	(8,519)
Purchase of additional controlling interest	(23,575)	(18,748)
Exercise of vested awards and stock options	218	(84)
Net cash used in financing activities	(264,119)	(52,927)
Change in cash	141,080	(22,626)
Cash at beginning of period	31,672	49,363
Cash at end of period	$172,752	$26,737
Supplemental disclosures of cash flow information:
Interest paid	$4,083	$4,038
Income taxes paid	$2,375	$4,042
Non-Cash Operating Activity:
Operating right of use assets in exchange for lease obligations	$18,690	$98,070
Non-Cash Investing Activity:
Accrued capital expenditures	$2,348	$953
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
As of June 30, 2020, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements operated 816 service locations in 35 states within the continental United States and the District of Columbia.
COVID-19
The effects of the worldwide pandemic caused by the outbreak of SARS-CoV-2 (“COVID-19”) have materially impacted our business.
In response to the COVID-19 outbreak, we promptly convened a cross-functional COVID-19 task force comprised of the Company's leaders that continually communicates with our clinicians and other employees concerning best practices and changes in Company policies and procedures. We also implemented contingency planning policies, whereby most employees in our home offices located in Louisiana and Kentucky are continuing to work remotely in compliance with CDC recommendations. We continue to invest in technology and equipment that allows our remote work force to provide continued and seamless functionality to our clinicians who continue to care for patients on service.
We have undertaken numerous measures to promote the safety of our clinicians and other employees. For example, we have prepared and distributed to our clinicians across the country special kits of personal protective equipment and other supplies needed to properly treat our patients during the COVID-19 outbreak, adopted social distancing guidelines for our agencies and our home offices located in Louisiana and Kentucky and posted reminder signs and markers throughout our work spaces, adopted additional cleaning procedures at all locations, installed plexiglass shields at work spaces that require a physical protective barrier, and instituted temperature check points in our agencies and home office campuses. These and other measures have altered numerous clinical, operational and business processes and significantly increases our supplies and services costs.
In addition, we have implemented a number of programs to support our employees, including a pandemic grant program that supports employees experiencing financial hardships, retirement plan amendments, special cash-in opportunities for accumulated paid time off, expanded offerings in our employee assistance program, a wage supplement program designed to restore lost wages for front line patient care employees that qualified, and a paid time off replenishment program designed to restore certain hours of paid time off for front line patient care employees that qualified and for any employees who previously donated their paid time off hours to these front line patient care employees.
CARES Act
In response to COVID-19, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020. The CARES Act was passed to provide $100 billion of Provider Relief Funds for distribution to eligible providers who provided diagnoses, testing, or care for individuals with possible or actual case of COVID-19, specifically to reimburse providers for health care related expense related to the prevention of the spread of COVID-19, preparations for treating cases of COVID-19 positive patients, and for lost revenues attributable to COVID-19. The CARES Act also provided financial hardship relief to Medicare providers impacted by the COVID-19 pandemic in order to provide necessary funds when there is a disruption in Medicare claims submission and/or Medicare claims processing by distributing funds through the Accelerated and Advanced Payments Program ("AAPP").
In addition, the CARES Act suspended the 2% sequestration payment adjustments on Medicare patient claims with dates of service from May 1 through December 31, 2020, suspended the application of site-neutral payment for LTACH admissions that were admitted during the Public Health Emergency ("PHE"), and delayed payment of the employer portion of social security tax.

Provider Relief Fund
During the three months ended June 30, 2020, the Company received $88.7 million in payments from the Provider Relief Fund. The payments received under the Provider Relief Fund are subject to certain terms and conditions, including being subject to potential repayment if those funds are not utilized to address the lost revenue and/or increased costs associated with our efforts associated with COVID-19.
During the three months ended June 30, 2020, the Company recognized $44.4 million related to these funds, which was recorded in government stimulus income in our condensed consolidated statements of income. The unrecognized amount of $44.3 million was recorded in government stimulus advance in our condensed consolidated balance sheet. Such unrecognized amounts may be recognized as government stimulus income in future periods if conditions of recognition are met. The Company will continue to monitor compliance with the terms and conditions of the Provider Relief Fund and the impact of covered expenses and lost revenues. Any portion of the unrecognized $44.3 million that does not meet the terms and conditions of the grant will be returned to the government following the end of the PHE.
AAPP
During the three months ended June 30, 2020, the Company received $310.7 million of accelerated payments under the AAPP, which was recorded in contract liabilities - deferred revenue in our condensed consolidated balance sheet in accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606"). We are required to begin repaying to the government AAPP funds that we received within 120 days after our receipt of such funds. After the 120-day period, any AAPP funds that remain unpaid will be automatically recouped from Medicare amounts otherwise payable to us by Centers for Medicare and Medicaid Services ("CMS"), until all AAPP funds have been completely repaid. Any unapplied advance payment amounts must be paid in full within 210 days from receipt of the advance payments.
Other
During the three months ended June 30, 2020, the Company recognized $5.0 million and $2.9 million of net service revenue due to the suspension of the 2% sequestration payment adjustment and the suspension of LTACH site-neutral payments, respectively. As of June 30, 2020, the Company deferred $17.8 million of employer social security taxes, which was recorded in other long term liabilities on our condensed consolidated balance sheets.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, and the related unaudited condensed consolidated statements of income for the three and six months ended June 30, 2020 and 2019, condensed consolidated statements of changes in equity for the three and six months ended June 30, 2020 and 2019, condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, and related notes (collectively, these financial statements are referred to as the "interim financial statements" and together with the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
Immaterial Correction of an Error
During the six months ended June 30, 2019, the Company increased the reported number of common shares issued by 47,680, decreased the reported number of treasury shares by 368, and reclassified the reported number of treasury shares by 25,542 for the six months ended June 30, 2019 due to the exclusion of reporting the number of common shares issued as a result of the exercise of certain outstanding stock options and the number of treasury shares redeemed to pay income tax associated with such stock option exercises. For further details of this noted item, see Note 2 of the Notes to Consolidated Financial Statements in the 2019 10K filed with the SEC on February 27, 2020.
The Company has evaluated the effects both qualitatively and quantitatively, and concluded that they did not have a material impact on previously issued financial statements for the six months ended June 30, 2019.
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
Net Service Revenue
Net service revenue from contracts with customers is recognized in the period the performance obligations are satisfied under the Company's contracts by transferring the requested services to patients in amounts that reflect the consideration to which is expected to be received in exchange for providing patient care, which is the transaction price allocated to the services provided in accordance with Topic 606 and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (collectively, "ASC 606").
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Home health:
Medicare	66.4%	70.8%	67.3%	71.1%
Managed Care, Commercial, and Other	33.6	29.2	32.7	28.9
	100.0%	100.0%	100.0%	100.0%
Hospice:
Medicare	92.9%	92.9%	92.4%	92.7%
Managed Care, Commercial, and Other	7.1	7.1	7.6	7.3
	100.0%	100.0%	100.0%	100.0%
Home and Community-Based Services:
Medicaid	20.9%	24.3%	20.7%	24.7%
Managed Care, Commercial, and Other	79.1	75.7	79.3	75.3
	100.0%	100.0%	100.0%	100.0%
Facility-Based Services:
Medicare	56.6%	53.0%	55.8%	55.2%
Managed Care, Commercial, and Other	43.4	47.0	44.2	44.8
	100.0%	100.0%	100.0%	100.0%
HCI:
Medicare	30.7%	23.5%	27.3%	22.8%
Managed Care, Commercial, and Other	69.3	76.5	72.7	77.2
	100.0%	100.0%	100.0%	100.0%

Medicare
The following describes the payment models in effect during the six months ended June 30, 2020. Such payment models have been subject to temporary adjustments made by CMS in response to COVID-19 pandemic as described elsewhere by this Quarterly Report on Form 10-Q.
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
As a result of PDGM, the Company now completes its final billing after each 30-day period instead of the former 60-day period under PPS. For each 30-day period, the patient is classified into one of 432 home health resource groups prior to receiving services. Each 30-day period is placed into a subgroup falling under the following categories: (i) timing being early or late, (ii) admission source being community or institutional, (iii) one of 12 clinical groupings based on the patient's principal diagnosis, (iv) functional impairment level of low, medium, or high, and (v) a co-morbidity adjustment of none, low, or high based on the patient's secondary diagnoses.
Each 30-day period payment from Medicare reflects base payment adjustments for case-mix and geographic wage differences. All Medicare patient claims with dates of service from January 1, 2020 through April 30, 2020 reflected a 2% sequestration reduction. The 2% sequestration reduction adjustment was suspended for patient claims with dates of service that began May 1, 2020 through December 31, 2020. In addition, payments may reflect one of three retroactive adjustments to the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment whereby the number of visits is dependent on the clinical grouping; and/or (c) a partial payment if the patient transferred to another provider or from another provider before completing the episode. The retroactive adjustments outlined above are recognized in net service revenue when the event causing the adjustment occurs and during the period in which the services are provided to the patient. The Company reviews these adjustments to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustments is subsequently resolved. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.
Hospice
The Company records revenue based upon the date of service at amounts equal to the estimated payment rates. The Company receives one of four predetermined daily rates based upon the level of care provided by the Company, which can be routine care, general inpatient care, continuous home care, and respite care. There are two separate payment rates for routine care: payment for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, the Company may also receive a service intensity add-on ("SIA"). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
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
Government Grants

The Company accounted for these funds as government grants, in accordance with IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. Under IAS 20, government grants are recognized on a systematic basis over the periods in which the Company recognizes expenses and lost revenue for the related costs for which the grants are intended to compensate. The Company will recognize the grant when there is reasonable assurance that (a) the Company will comply with any conditions attached to the grant and (b) the grant will be received.
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
The following table sets forth shares used in the computation of basic and diluted per share information and, with respect to the data provided for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average number of shares outstanding for basic per share calculation	31,104	30,960	31,060	30,899
Effect of dilutive potential shares:
Nonvested stock	220	241	241	289
Adjusted weighted average shares for diluted per share calculation	31,324	31,201	31,301	31,188
Anti-dilutive shares	5	13	122	153

Assets Held for Sale

As of June 30, 2020, the Company's assets held for sale consisted of property and fixed assets of one hospice facility in Knoxville, Tennessee. The Company has accepted a purchase offer from a buyer that indicated the fair market value of the property was $1.9 million. The Company performed an impairment analysis and recorded an impairment charge of $0.6 million during the three months ended June 30, 2020, which was recorded in impairment of intangibles and other on our condensed consolidated statements of income.

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
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifications to accounting for income taxes, which removes certain exceptions to the general principles of Topic 740 and adds guidance to reduce complexity in accounting for income taxes. The ASU is effective for annual and interim periods in fiscal years beginning December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company's condensed consolidated financial statements.
3. Acquisitions and Joint Venture Activities
Acquisitions
The Company acquired the majority-ownership of six home health agencies, three hospice agencies, and four home and community-based agencies during the six months ended June 30, 2020. The total aggregate purchase price for these transactions was $13.9 million. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.

The Company funded these acquisitions in 2019 by paying cash consideration of $16.4 million. During the six months ended June 30, 2020, the Company received $3.1 million from an equity joint venture partnership for the partner's noncontrolling interest for one of the Company's acquired home health and hospice agencies. The total cash consideration includes adjustments for assets acquired and liabilities assumed.

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

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired during the six months ended June 30, 2020:

Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Trade name	$1,944
Certificates of need/licenses	3,584
Other assets and (liabilities), net	(410)
Total identifiable assets	$5,118

Noncontrolling interest	$6,388
Goodwill, including noncontrolling interest of $4,661	$14,617

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

Joint Venture Activities

During the six months ended June 30, 2020, the Company purchased a portion of the noncontrolling membership interest in one of our equity joint venture partnerships, which prior to the purchase was classified as a nonredeemable noncontrolling interest in permanent equity. As a result of the purchase, the Company retained its controlling financial interests in the joint venture partnership and the noncontrolling interest of our partner will continue to be classified as a nonredeemable noncontrolling interest in permanent equity. Total consideration for this noncontrolling interest purchase was $23.6 million.

4. Goodwill and Intangibles
The changes in recorded goodwill and intangible assets by reporting unit for the six months ended June 30, 2020 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Home and community-based services reporting unit	Facility-based reporting unit	HCI reporting unit	Total
Goodwill:
Balance as of December 31, 2019	$867,924	$128,875	$166,629	$15,682	$40,862	$1,219,972
Acquisitions	7,278	2,678	—	—	—	9,956
Noncontrolling interests	2,882	1,779	—	—	—	4,661
Adjustments and disposals	(108)	(336)	—	—	—	(444)
Balance as of June 30, 2020	$877,976	$132,996	$166,629	$15,682	$40,862	$1,234,145
Intangible assets:
Balance as of December 31, 2019	$219,872	$40,590	$24,096	$5,317	$15,681	$305,556
Acquisitions	4,700	930	—	—	—	5,630
Amortization	(288)	(46)	(11)	(3)	(290)	(638)
Balance as of June 30, 2020	$224,284	$41,474	$24,085	$5,314	$15,391	$310,548

The allocation of goodwill from acquisitions purchased during the six months ended June 30, 2020 for each reporting unit is preliminary and subject to change once the valuation analysis required by ASC 805, Business Combinations is finalized.
The following tables summarize the changes in intangible assets during the six months ended June 30, 2020 and December 31, 2019 (amounts in thousands):

	2020	2019
Indefinite-lived intangible assets:
Trade Names	$165,417	$163,499
Certificates of Need/Licenses	133,273	129,689
Net Total	$298,690	$293,188

Definite-lived intangible assets:
Trade Names
Gross carrying amount	$10,209	$10,182
Accumulated amortization	(9,378)	(9,229)
Net total	$831	$953
Non-compete agreements
Gross carrying amount	$6,897	$6,795
Accumulated amortization	(6,191)	(5,991)
Net total	$706	$804
Customer relationships
Gross carrying amount	$11,822	$11,822
Accumulated amortization	(1,501)	(1,211)
Net total	$10,321	$10,611
Total definite-lived intangible assets
Gross carrying amount	$28,928	$28,799
Accumulated amortization	(17,070)	(16,431)
Net total	$11,858	$12,368

Total intangible assets:
Gross carrying amount	$327,618	$321,987
Accumulated amortization	(17,070)	(16,431)
Net total	$310,548	$305,556

Remaining useful lives for trade names, customer relationships, and non-compete agreements were 9.3, 17.7, and 2.4 years, respectively, at June 30, 2020. Similar periods at December 31, 2019 were 9.8, 18.2, and 2.8 years for trade names, customer relationships, and non-compete agreements, respectively. Amortization expense was $0.6 million and $0.7 million during the six months ended June 30, 2020 and 2019, respectively. Amortization expense was recorded in general and administrative expenses.

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
Revolving loans under the Credit Agreement bear interest at, as selected by the Company, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5% (2) the Prime Rate in effect on such day and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum, with pricing varying based on the Company's quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon the Company’s quarterly consolidated Leverage Ratio. The Base Rate as of June 30, 2020 was 4.00% and the LIBOR rate was 2.00%. As of June 30, 2020, the effective interest rate on outstanding borrowings under the Credit Agreement was 2.00%.
As of June 30, 2020, the Company had $30.0 million drawn, letters of credit issued in the amount of $24.8 million, and $445.2 million of remaining borrowing capacity available under the Credit Agreement. At December 31, 2019, the Company had $253.0 million drawn and letters of credit issued in the amount of $28.4 million under the Credit Facility.
Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with its debt covenants under the Credit Agreement at June 30, 2020.
6. Stockholder’s Equity
Equity Based Awards
The 2018 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The total number of shares of the Company's common stock originally reserved were 2,210,544 shares and a total of 1,874,354 shares are currently available for issuance. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
During the six months ended June 30, 2020, the Company granted 9,900 nonvested shares of common stock to independent directors under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares vest 100% on the one year anniversary date. During the six months ended June 30, 2020, one retired director was granted 775 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, which shares vest 100% at the grant date.
During the six months ended June 30, 2020, employees and a consultant were granted 113,525 and 10,890 shares, respectively, of nonvested shares of common stock pursuant to the 2018 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment and in accordance with consulting agreement. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date.
The following table represents the share grants activity for the six months ended June 30, 2020:

	Restricted stock		Options
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Share grants outstanding as of December 31, 2019	534,331	$71.01	98,756	$40.71
Granted	135,090	123.10	—	—
Vested or exercised	(185,910)	61.79	(7,137)	30.62
Share grants outstanding as of June 30, 2020	483,511	$88.90	91,619	$39.97

As of June 30, 2020, there was $37.2 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.20 years. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight-line basis for shares of common stock that vest over time. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods if actual forfeitures differ to ensure that total compensation expense recognized is at least equal to the value of vested awards. The Company recorded $6.9 million and

$4.4 million of compensation expense related to nonvested stock grants for the six months ended June 30, 2020 and 2019, respectively.
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
The table below details the shares of common stock issued during 2020:

	Number of shares	Per share price
Shares available as of December 31, 2019	132,449
Shares issued during the three months ended March 31, 2020	4,663	$130.87
Shares issued during the three months ended June 30, 2020	3,730	$133.19
Shares available as of June 30, 2020	124,056

Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock or the exercise of stock options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the six months ended June 30, 2020, the Company redeemed 65,646 shares of common stock valued at $8.1 million, related to share vesting tax obligations. Such shares are held as treasury stock and are available for reissuance by the Company. In addition, the Company redeemed 3,315 shares of common stock valued at $0.5 million, related to the exercise of options.

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
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of June 30, 2020, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
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
The carrying amount of each redeemable equity instrument presented in temporary equity for the six months ended June 30, 2020 is not less than the initial amount reported for each instrument.
The following table summarizes the activity of noncontrolling interest-redeemable for the six months ended June 30, 2020 (amounts in thousands):

Balance as of December 31, 2019	$15,151
Net income attributable to noncontrolling interest-redeemable	9,604
Noncontrolling interest-redeemable distributions	(6,265)
Acquired noncontrolling interest-redeemable	3,508
Balance as of June 30, 2020	$21,998

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

Payments due under operating leases include fixed and variable payments. These variable payments for the Company's office leases can include operating expenses, utilities, property taxes, insurance, common area maintenance, and other facility-related expense. Additionally, any leases with terms less than one year were not recognized as operating lease right of use assets or payables for short term leases in accordance with the election of ‘package of practical expedient’ under ASU 2016-02.

The Company recognizes operating lease right of use assets and operating lease payable based on the present value of the future minimum lease payments at the lease commencement date. The Company's leases do not provide implicit rates. Therefore, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. As of June 30, 2020, the weighted-average remaining lease term was 4.33 and weighted-average discount rate was 4.57%.

Information related to the Company's operating lease right of use assets and related lease liabilities for office and equipment leases were as follows: (amounts in thousands):

	June 30, 2020	December 31, 2019
Operating lease right of use asset	100,834	95,452
Current operating lease payable	34,838	28,701
Long-term operating lease payable	68,858	69,556

The Company incurred operating lease costs of (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease cost	$12,328	$13,546	$24,437	$26,070

Maturities of operating lease liabilities as of June 30, 2020 were as follows (amounts in thousands):

Month ending June 30,
2020	$18,406
2021	32,335
2022	23,532
2023	15,513
2024	9,404
Thereafter	14,800
Total future minimum lease payments	113,990
Less: Imputed interest	(10,294)
Total	$103,696

10. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the six months ended June 30, 2020, the carrying value of the Company’s long-term debt approximates fair value, as the interest rates approximate current rates.
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
The following tables summarize the Company’s segment information for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended June 30, 2020
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$339,872	$61,055	$47,675	$33,639	$5,079	$487,320
Cost of service revenue (excluding depreciation and amortization)	205,146	37,271	38,747	21,785	3,763	306,712
General and administrative expenses	110,209	16,266	11,124	10,165	2,810	150,574
Impairment of intangibles and other	—	600	—	—	—	600
Government stimulus income	(35,019)	(4,731)	(2,865)	(1,656)	(164)	(44,435)
Operating income (loss)	59,536	11,649	669	3,345	(1,330)	73,869
Interest expense	(594)	(97)	(79)	(47)	(24)	(841)
Income (loss) before income taxes and noncontrolling interest	58,942	11,552	590	3,298	(1,354)	73,028
Income tax expense (benefit)	12,807	2,439	(12)	373	(380)	15,227
Net income (loss)	46,135	9,113	602	2,925	(974)	57,801
Less net income (loss) attributable to non controlling interests	9,922	2,164	33	997	(7)	13,109
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$36,213	$6,949	$569	$1,928	$(967)	$44,692
Total assets	$1,656,022	$268,771	$259,742	$101,258	$71,306	$2,357,099

	Three Months Ended June 30, 2019
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$375,253	$55,057	$52,414	$27,975	$7,143	$517,842
Cost of service revenue (excluding depreciation and amortization)	230,545	34,858	39,505	17,572	3,380	325,860
General and administrative expenses	108,958	15,096	11,213	9,335	3,982	148,584
Impairment of intangibles and other	748	270	—	—	—	1,018
Operating income (loss)	35,002	4,833	1,696	1,068	(219)	42,380
Interest expense	(2,023)	(323)	(284)	(170)	(85)	(2,885)
Income (loss) before income taxes and noncontrolling interest	32,979	4,510	1,412	898	(304)	39,495
Income tax expense (benefit)	8,070	1,581	(171)	148	(71)	9,557
Net income (loss)	24,909	2,929	1,583	750	(233)	29,938
Less net income (loss) attributable to noncontrolling interests	3,948	898	(267)	365	(6)	4,938
Net income (loss) attributable to LHC Group, Inc.'s common stockholders	$20,961	$2,031	$1,850	$385	$(227)	$25,000
Total assets	$1,407,221	$234,789	$240,746	$77,686	$69,413	$2,029,855

	Six Months Ended June 30, 2020
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$707,693	$121,586	$96,139	$63,320	$11,453	$1,000,191
Cost of service revenue (excluding depreciation and amortization)	425,586	75,305	77,200	42,127	7,696	627,914
General and administrative expenses	226,232	32,892	22,583	20,545	6,188	308,440
Impairment of intangibles and other	—	600	—	—	—	600
Government stimulus income	(35,019)	(4,731)	(2,865)	(1,656)	(164)	(44,435)
Operating income (loss)	90,894	17,520	(779)	2,304	(2,267)	107,672
Interest expense	(2,494)	(400)	(345)	(266)	(104)	(3,609)
Income (loss) before income taxes and noncontrolling interest	88,400	17,120	(1,124)	2,038	(2,371)	104,063
Income tax expense (benefit)	16,096	3,047	(218)	174	(513)	18,586
Net income (loss)	72,304	14,073	(906)	1,864	(1,858)	85,477
Less net income (loss) attributable to non controlling interests	14,528	3,131	(122)	1,240	(16)	18,761
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$57,776	$10,942	$(784)	$624	$(1,842)	$66,716

	Six Months Ended June 30, 2019
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$738,288	$106,793	$104,199	$55,676	$15,471	$1,020,427
Cost of service revenue (excluding depreciation and amortization)	456,668	68,034	79,360	35,304	7,486	646,852
General and administrative expenses	213,797	29,949	22,195	18,512	9,352	293,805
Impairment of intangibles and other	7,066	271	—	—	—	7,337
Operating income (loss)	60,757	8,539	2,644	1,860	(1,367)	72,433
Interest expense	(4,161)	(666)	(585)	(350)	(175)	(5,937)
Income (loss) before income taxes and noncontrolling interest	56,596	7,873	2,059	1,510	(1,542)	66,496
Income tax expense (benefit)	11,278	2,027	(20)	153	(281)	13,157
Net income (loss)	45,318	5,846	2,079	1,357	(1,261)	53,339
Less net income (loss) attributable to noncontrolling interests	7,728	1,499	(577)	846	(13)	9,483
Net income (loss) attributable to LHC Group, Inc.'s common stockholders	$37,590	$4,347	$2,656	$511	$(1,248)	$43,856

12. Income Taxes

The effective tax rate for the six months ended June 30, 2020 benefited from $1.6 million of excess tax benefits associated with stock-based compensation arrangements and $2.2 million ($4.3 million and $2.1 million, as further described below) associated with increased tax benefits associated with the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). For the six months ended June 30, 2019, the effective tax rate benefited from $2.6 million of excess tax benefits associated with stock-based compensation arrangements.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"). Corporate taxpayers may carryback net operating losses ("NOLs") originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019, or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The effective tax rate for the six months ended June 30, 2020 benefited from a $4.3 million impact from the enactment of the CARES Act. There was no material impact to our net deferred tax assets as of June 30, 2020.

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company’s unrecognized tax benefits would affect the tax rate, if recognized.  The Company includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheets.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. The impact of the CARES Act increased unrecognized tax benefits by $2.1 million, which also had an impact on the Company's effective tax rate for the six months ended June 30, 2020. As of June 30, 2020 and December 31, 2019, the Company recognized $6.4 million and $3.9 million, respectively, in unrecognized tax benefits.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements, including the potential future impact of COVID-19 on our results of operations and liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the potential impact on supply chain disruptions and increased costs associated with obtaining personal protective equipment, the expected benefit of the CARES Act on our liquidity, and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after June 30, 2020;

•	our critical accounting policies;

•	our business strategies and our ability to grow our business;

•	our participation in the Medicare and Medicaid programs;

•	the reimbursement levels of Medicare and other third-party payors, including changes in reimbursement resulting from regulatory changes;

•	the prompt receipt of payments from Medicare and other third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	the effect of any regulatory changes or anticipated regulatory changes;

•	the effect of any changes in market rates on our operations and cash flows;

•	our ability to obtain financing;

•	our ability to make payments as they become due;

•	the outcomes of various routine and non-routine governmental reviews, audits and investigations;

•	our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;

•	the value of our proprietary technology;

•	the impact of legal proceedings;

•	our insurance coverage;

•	our competitors and our competitive advantages;

•	our ability to attract and retain valuable employees;

•	the price of our stock;

•	our compliance with environmental, health and safety laws and regulations;

•	our compliance with health care laws and regulations;

•	our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;

•	the impact of federal and state government regulation on our business; and

•	the impact of changes in future interpretations of fraud, anti-kickback, or other laws.
The forward-looking statements included in this report reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in our other filings with the SEC, including our 2019 Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2020, as updated by our subsequent filings with the SEC. This report should be read in conjunction with the 2019 Form 10-K, and all of our other filings made with the SEC through the date of this report, including quarterly reports on Form 10-Q and current reports on Form 8-K.
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
OVERVIEW
General
We provide quality, cost-effective post-acute health care services to our patients. As of June 30, 2020, we have 816 service providers in 35 states within the continental United States and the District of Columbia. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services primarily offered through our long-term acute care hospitals (“LTACHs”), and (5) healthcare innovations services ("HCI"). We intend to increase the number of service providers within each of our segments that we operate through continued acquisitions, joint ventures, and organic development.

Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of June 30, 2020, we operated 553 home health services locations, of which 346 are wholly-owned, 203 are majority-owned through equity joint ventures, two are under license lease arrangements, and the operations of the remaining two locations are only managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of June 30, 2020, we operated 112 hospice locations, of which 54 are wholly-owned, 56 are majority-owned through equity joint ventures, and two are under license lease arrangements.
Through our home and community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of June 30, 2020, we operated 111 home and community-based services locations, of which 97 are wholly-owned and 14 are majority-owned through equity joint ventures.
We provide facility-based services principally through our LTACHs. As of June 30, 2020, we operated 11 LTACHs with 13 locations, all but three of which are located within host hospitals. We also operate one skilled nursing facility, two pharmacies, a family health center, a rural health clinic, and 11 therapy clinics. Of these 29 facility-based services locations, 18 are wholly-owned, and 11 are majority-owned through equity joint ventures.
Our HCI segment reports on our developmental activities outside its other business segments.  The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have 11 HCI locations, of which 10 are wholly-owned and one is majority-owned through an equity joint venture.
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of June 30, 2020, the Joint Commission had accredited 476 of our 553 home health services locations and 87 of our 112 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reporting segment	2020	2019	2020	2019
Home health services	69.8%	72.5%	70.8%	72.4%
Hospice services	12.5	10.6	12.2	10.4
Home and community-based services	9.8	10.1	9.6	10.2
Facility-based services	6.9	5.4	6.3	5.5
Healthcare innovations services	1.0	1.4	1.1	1.5
	100.0%	100.0%	100.0%	100.0%
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

Coronavirus and Coronavirus Aid, Relief, and Economic Security Act
The COVID-19 outbreak has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions. After the declaration of a national emergency in the United States on March 13, 2020, in compliance with stay-at-home and physical distancing orders and other restrictions on movement and economic activity intended to reduce the spread of COVID-19, we have altered numerous clinical, operational, and business processes. While each of the states deemed healthcare services an essential business, allowing us to continue to deliver healthcare services to our patients, the effects of the pandemic have been wide-reaching. We have implemented contingency planning policies; whereby most employees in our home offices located in Louisiana and Kentucky are working remotely in compliance with CDC recommendations and federal and state governmental orders. We have invested in technology and equipment that allows our remote workforce to provide continued and seamless functionality to our clinicians who continue to care for our patients on service.
We are taking precautions to protect the safety and well-being of our employees by purchasing and delivering additional supplies of personal protection equipment to our clinicians across the country. In response to the COVID-19 outbreak, we promptly convened a cross-functional COVID-19 task force comprised of our company's leaders that continually communicates with our clinicians and other employees concerning best practices and Company changes in policies and procedures.
We continually review and adjust to changes to adapt to the current environment associated with COVID-19. We remain fully functional and continue to provide our patients with critical services during the pandemic. In addition, we currently plan to continue to execute on our strategic business plans.
In response to COVID-19, the U.S. Government enacted the CARES Act on March 27, 2020. The following portions of the CARES Act impacted us during the three months ended June 30, 2020:

•
Provider Relief Fund: Funds were distributed to health care providers who provide or provided diagnoses, testing, or care for individuals with possible or actual cases of COVID-19. The payments received under the Provider Relief Fund are subject to certain terms and conditions. Payments are to be used to prevent, prepare for, and respond to COVID-19, and shall reimburse us for health care related expense or lost revenues attributable to COVID-19. As of June 30, 2020, we have received $88.7 million of the Provider Relief Fund. During the three months ended June 30, 2020, we recognized $44.4 million related to these funds as government stimulus income in our condensed consolidated statements of income. The unrecognized amount of $44.3 million was recorded in government stimulus advance in our condensed consolidated balance sheet. Additionally, the funds we received by the Provider Relief Fund could be potentially subject to repayment if those funds are not utilized to address the lost revenue and/or increased costs associated with our efforts associated with COVID-19.

The rules and regulations associated with the implementation of the CARES Act, including the Terms and Conditions of the Provider Relief Fund, have not been finalized and remain subject to publication and change. While CMS has issued interim and informal guidance in the form of ‘Fact Sheets’ and ‘FAQs’, the final rules and regulations may be materially different from our current understanding. Such changes in the final rules and regulations may materially affect our ability to utilize and retain the various stimulus payments and may change our accounting for the use of such funds.

•
Accelerated and Advance Payments Program (AAPP): AAPP extended financial hardship relief to Medicare providers impacted by the COVID-19 pandemic in order to provide necessary funds when there is a disruption in claims submission and/or claims processing. As of June 30, 2020, we received $310.7 million of accelerated and advance payments. We anticipate that all AAPP funds received by us will begin to become due 120 days after our receipt of such funds. Thereafter, the AAPP funds that we received will be automatically recouped from amounts otherwise payable to us. Any unapplied advance payment amounts must be paid in full within 210 days from receipt of the advance payments.

•
Suspension of the 2% sequestration payment adjustment: CMS suspended the 2% sequestration payment adjustment for patient claims with dates of services from May 1 through December 31, 2020. As of June 30, 2020, we recognized $5.0 million of net service revenue due to the suspension of the 2% sequestration payment adjustment.

•
Waiver of the application of site-neutral payment: Under Section 1886(m)(6)(A)(i) of the Act, the claims processing systems will be updated to pay all LTACH cases admitted during the COVID-19 PHE period at the LTACH PPS standard federal rate, effective for claims with an admission date occurring on or after January 27, 2020 through the end of the PHE period. During the six months ended June 30, 2020, we recognized $2.9 million of net service revenue due to the suspension of site-neutral payments.

•
Delaying payment of the employer portion of social security tax: The Company can defer payments of the employer portion of social security tax for 2020, which will be due in 50% increments, with the first due by December 31, 2021 and the second 50% due by December 31, 2022. As of June 30, 2020, we deferred $17.8 million of social security tax payments.

While during the three months ended June 30, 2020, we did not experience a material disruption in our ability to continue to provide services to our patients, there is no guarantee that we won’t experience such service disruption in the future or a decrease in demand for our services as a result of COVID-19. The rapid development and fluidity of this situation makes it difficult to predict the ultimate impact of COVID-19 on our business and operations. Nevertheless, COVID-19 presents a material uncertainty which could materially impact our business and results of operations in the future.
Home Health
On June 25, 2020, CMS released the proposed rule for fiscal year 2021 to update base payment rates by a net market basket index of 2.7%, which is an annual inflation update of 3.1% reduced by a 0.4% productivity adjustment. The base 30 day payment rate is increased from $1,864.03 to $1,911.87. The following lists additional fiscal year 2021 reimbursement proposals:

•	a reduction of payment (including LUPA) rates by 2% for home health agencies that do not submit required quality data

•	a cap of 5% of wage index decreases and no cap on wage index increases

•	continued phase-out of the rural add-on

•	continued 2020 levels of PDGM case mix weights and LUPA thresholds

•	finalization of plan of care requirements regarding telehealth visits.
Hospice
On July 31, 2020, CMS released the final rule for fiscal year 2021 to update payment rates and the wage index. The hospice payment update is a 2.4% increase to the payment rates. The final rule will apply a 5% cap on any decrease in a geographic area’s wage index value from fiscal year 2020. No such cap will be applied in fiscal year 2022. In addition, the final rule increases the aggregate cap value of $30,683.93 for fiscal year 2021, compared to $29,964.78 for fiscal year 2020.
Based on these estimates, the following are the final fiscal year 2021 base payment rates for various levels of care, which will begin on October 1, 2020 and will end September 30, 2021(payment rates for hospice providers not complying with the hospice quality reporting requirements will be 2% lower than the values referenced below):

Description	Rate per patient day
Routine Home Care days 1-60	$199.25
Routine Home Care days 60+	$157.49
Continuous Home Care	$1,432.41
Full rate = 24 hours of care
$58.15 = hourly rate
Inpatient Respite Care	$461.09
General Inpatient Care	$1,045.66

RESULTS OF OPERATIONS
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the three months ended June 30, 2020 and 2019 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2020			2019			Increase (Decrease)
Net service revenue	$487,320			$517,842			$(30,522)
Cost of service revenue	306,712	62.9%		325,860	62.9%		(19,148)
General and administrative expenses	150,574	30.9		148,584	28.7		1,990
Impairment of intangibles and other	600			1,018			(418)
Government stimulus income	(44,435)			—			44,435
Interest expense	(841)			(2,885)			(2,044)
Income tax expense	15,227	26.0	(1)	9,557	28.2	(1)	5,670
Net income attributable to noncontrolling interests	13,109			4,938			8,171
Net income attributable to LHC Group, Inc.’s common stockholders	$44,692			$25,000			$19,692

(1) Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized of $0.3 million and $0.2 million during the three months ended June 30, 2020 and 2019, respectively.

Consolidated net service revenue was negatively impacted due to COVID-19, which affected all percentages of revenue disclosed below.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended June 30, 2020 and the related change from the same period in 2019 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; net service revenue excludes implicit price concessions):

The below data for the three months ended June 30, 2020 was impacted by the COVID-19 pandemic.
	Organic (1)	Organic Growth (Loss) %	Acquired (2)	Total	Total Growth (Loss) %
Home health services
Revenue	$328,511	(12.7)%	$15,268	$343,779	(9.4)%
Revenue Medicare	$215,481	(18.6)	$9,585	$225,066	(15.6)
Admissions	89,870	(4.7)	3,612	93,482	(1.8)
Medicare Admissions	48,809	(14.3)	1,736	50,545	(11.9)
Average Census	74,430	(2.4)	3,100	77,530	0.5
Average Medicare Census	43,193	(12.3)	1,618	44,811	(10.1)
Home Health Episodes	77,749	(16.9)	3,469	81,218	(13.4)
Hospice services			—
Revenue	$57,112	2.7	$4,170	$61,282	9.2
Revenue Medicare	$52,680	2.3	$3,847	$56,527	8.8
Admissions	4,620	1.8	249	4,869	5.0
Medicare Admissions	4,068	0.8	201	4,269	3.3
Average Census	4,045	0.2	284	4,329	6.4
Average Medicare Census	3,757	0.7	265	4,022	7.0
Patient days	372,556	1.4	25,727	398,283	7.5
Home and community-based services
Revenue	$49,220	(8.1)	$663	$49,883	(7.3)
Billable hours	1,908,520	(15.3)	20,340	1,928,860	(14.9)
Facility-based services
LTACHs
Revenue	$32,762	29.2	$—	$32,762	29.2
Patient days	23,658	18.5	—	23,658	18.5
Other facility-based services
Revenue	$2,003	(33.1)	$—	$2,003	(33.1)
HCI
Revenue	$5,851	(19.2)	$—	$5,851	(19.2)
Consolidated
Revenue	$475,459	(8.4)	$20,101	$495,560	(5.6)

(1) Organic - combination of same store, a location that has been in service with us for greater than 12 months, and de novo, an internally developed location that has been in service for 12 months or less.
(2) Acquired - purchased location that has been in service with us 12 months or less.
Patient volumes declined in all of our segments, with the exception of our hospice segment and LTACH services, during the first half of the second quarter due to COVID-19. This decline was offset by the suspension of the 2% sequestration payment adjustment for Medicare claims and the waiver of site-neutral payments for LTACH Medicare claims.
We had a decrease in our home health revenue per episode due to the implementation of PDGM during 2020. In addition, COVID-19 caused our Medicare reimbursement decline due to several factors, such as increase in LUPAs and a decrease in institutional admissions, which was a result of the temporary suspension of elective procedures.
HCI revenue declined due to the sale of Ingenious Health business during the first quarter of 2019.
The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concession, to net service revenue recognized for the three months ended June 30, 2020 and 2019 (amounts in thousands, except percentages, which are percentages of consolidated revenue):

	Three Months Ended June 30,
	2020	% of Net Service Revenue	2019	% of Net Service Revenue
Revenue	$495,560		$525,120
Less: Implicit price concession	8,240	1.7%	7,278	1.4%
Net service revenue	$487,320		$517,842
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2020		2019
Home health services
Salaries, wages and benefits	$177,533	52.2%	$211,297	56.3%
Transportation	8,730	2.6	10,991	2.9
Supplies and services	18,883	5.6	8,257	2.2
Total	$205,146	60.4%	$230,545	61.4%
Hospice services
Salaries, wages and benefits	$26,749	43.8%	$25,109	45.6%
Transportation	1,799	2.9	1,906	3.5
Supplies and services	8,723	14.3	7,843	14.2
Total	$37,271	61.0%	$34,858	63.3%
Home and community-based services
Salaries, wages and benefits	$36,081	75.7%	$38,637	73.7%
Transportation	451	0.9	566	1.1
Supplies and services	2,215	4.6	302	0.6
Total	$38,747	81.2%	$39,505	75.4%
Facility-based services
Salaries, wages and benefits	$15,926	47.3%	$12,214	43.7%
Transportation	44	0.1	80	0.3
Supplies and services	5,815	17.3	5,278	18.9
Total	$21,785	64.7%	$17,572	62.9%
HCI
Salaries, wages and benefits	$3,666	72.2%	$3,275	45.8%
Transportation	56	1.1	97	1.4
Supplies and services	41	0.8	8	0.1
Total	$3,763	74.1%	$3,380	47.3%
Consolidated
Total	$306,712	63.0%	$325,860	62.9%

During 2020, our cost of service revenue was impacted by:

•	cost containment efforts within our home health and hospice segments due to streamlining of leadership within each respective segment as we completed the integration of Almost Family

•	cost mitigation efforts associated with PDGM within the home health segment during 2020

•
lower patient volumes and a decline of in-person visits at the beginning of the quarter due to COVID-19 policies implemented by public health and governmental authorities, which patient volumes and in-person visits began to stabilize during the end of the quarter

•	increased costs within each of our segments associated with significantly increased supplies and services costs related to COVID-19, including additional PPE purchases

•	the sale of Ingenious Health at the beginning of 2019, which resulted in lower net service revenue during 2020 in our HCI segment.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2020		2019
Home health services
General and administrative	$107,121	31.5%	$106,549	28.4%
Depreciation and amortization	3,088	0.9	2,409	0.6
Total	$110,209	32.4%	$108,958	29.0%
Hospice services
General and administrative	$15,745	25.8%	$14,666	26.6%
Depreciation and amortization	521	0.9	430	0.8
Total	$16,266	26.7%	$15,096	27.4%
Home and community-based services
General and administrative	$10,716	22.5%	$10,895	20.8%
Depreciation and amortization	408	0.9	318	0.6
Total	$11,124	23.4%	$11,213	21.4%
Facility-based services
General and administrative	$9,230	27.4%	$8,566	30.6%
Depreciation and amortization	935	2.8	769	2.7
Total	$10,165	30.2%	$9,335	33.3%
HCI
General and administrative	$2,510	49.4%	$3,710	51.9%
Depreciation and amortization	300	5.9	272	3.8
Total	$2,810	55.3%	$3,982	55.7%
Consolidated
Total	$150,574	30.9%	$148,584	28.7%

Consolidated general and administrative expenses increased as a percentage of net service revenue from 28.7% in 2019 to 30.9% in 2020. The increase in general and administrative expenses as a percentage of net service revenue was a result of a decrease in our home health revenue per episode stemming from PDGM and COVID-19. In addition, heightened costs and the additional administrative costs of COVID-19 increased our expenses during this quarter. Finally, the increase from 2019 to 2020 related to costs associated with the completion of certain acquisitions during latter part of 2019 and six months ended 2020.

Six months ended June 30, 2020 compared to six months ended June 30, 2019
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the six months ended June 30, 2020 and 2019 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2020			2019			Increase (Decrease)
Net service revenue	$1,000,191			$1,020,427			$(20,236)
Cost of service revenue (excluding depreciation and amortization)	627,914	62.8%		646,852	63.4%		(18,938)
General and administrative expenses	308,440	30.8		293,805	28.8		14,635
Impairment of intangibles and other	600			7,337			(6,737)
Government stimulus income	(44,435)			—			44,435
Interest expense	(3,609)			(5,937)			(2,328)
Income tax expense	18,586	26.4	(1)	13,157	28.2	(1)	5,429
Net income attributable to noncontrolling interests	18,761			9,483			9,278
Net income attributable to LHC Group, Inc.’s common stockholders	$66,716			$43,856			$22,860

(1) Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized of $1.6 million and $2.6 million during the six months ended June 30, 2020 and 2019, respectively. The effective tax rate for the six months ended June 30, 2020 also benefited from a $2.2 million impact from the enactment of the CARES Act.

Consolidated net service revenue was negatively impacted due to COVID-19, which affected all percentages of revenue disclosed below.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the six months ended June 30, 2020 and the related change from the same period in 2019 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; net service revenue excludes implicit price concessions):

The below data for the six months ended June 30, 2020 was impacted by the COVID-19 pandemic.
	Organic (1)	Organic Growth (Loss) %	Acquired (2)	Total	Total Growth (Loss) %
Home health services
Revenue	$681,596	(7.7)%	$35,666	$717,262	(4.0)%
Revenue Medicare	$454,154	(12.6)	$23,319	$477,473	(9.2)
Admissions	188,686	1.1	12,978	201,664	6.8
Medicare Admissions	103,996	(8.3)	6,429	110,425	(3.9)
Average Census	73,819	(2.0)	3,435	77,254	1.1
Average Medicare Census	43,535	(10.9)	1,918	45,453	(8.4)
Home Health Episodes	163,606	(10.3)	7,839	171,445	(7.2)
Hospice services			—
Revenue	$113,489	5.0	$7,961	$121,450	11.5
Revenue Medicare	$104,447	5.0	$7,437	$111,884	11.6
Admissions	9,187	0.9	742	9,929	7.6
Medicare Admissions	8,144	0.4	653	8,797	6.9
Average Census	4,034	4.1	275	4,309	10.2
Average Medicare Census	3,752	5.0	258	4,010	11.2
Patient days	738,552	5.3	50,100	788,652	11.4
Home and community-based services
Revenue	$98,865	(7.2)	$1,342	$100,207	(6.4)
Billable hours	3,882,235	(14.0)	40,368	3,922,603	(13.5)
Facility-based services
LTACHs
Revenue	$60,082	18.7	$—	$60,082	18.7
Patient days	43,819	10.6	—	43,819	10.6
Other facility-based services
Revenue	$4,970	(18.0)	$—	$4,970	(18.0)
HCI
Revenue	$12,512	(20.1)	$—	$12,512	(20.1)
Consolidated
Revenue	$971,514	(4.8)	$44,969	$1,016,483	(1.9)

(1) Organic - combination of same store, a location that has been in service with us for greater than 12 months, and de novo, an internally developed location that has been in service for 12 months or less.
(2) Acquired - purchased location that has been in service with us 12 months or less.
Patient volumes declined in all of our segments, with the exception of our hospice segment and LTACH services, during the first half of the second quarter due to COVID-19. This decline was offset by the suspension of the 2% sequestration payment adjustment for Medicare claims and the waiver of site-neutral payments for LTACH Medicare claims.
We had a decrease in our home health revenue per episode due to the implementation of PDGM during 2020. In addition, COVID-19 caused our Medicare reimbursement decline due to several factors, such as increase in LUPAs and a decrease in institutional admissions, which was a result of the temporary suspension of elective procedures.
HCI revenue declined due to the sale of Ingenious Health business during the first quarter of 2019.

The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concession, to net service revenue recognized for the six months ended June 30, 2020 and 2019 (amounts in thousands, except percentages, which are percentages of consolidated revenue):

	Six Months Ended June 30,
	2020	% of Net Service Revenue	2019	% of Net Service Revenue
Revenue	$1,016,483		$1,036,057
Less: Implicit price concession	16,292	1.6%	15,630	1.5%
Net service revenue	$1,000,191		$1,020,427
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six Months Ended June 30,
	2020		2019
Home health services
Salaries, wages and benefits	$377,139	53.3%	$418,456	56.7%
Transportation	18,535	2.6	21,594	2.9
Supplies and services	29,912	4.2	16,618	2.3
Total	$425,586	60.1%	$456,668	61.9%
Hospice services
Salaries, wages and benefits	$53,762	44.2%	$49,107	46.0%
Transportation	3,739	3.1	3,668	3.4
Supplies and services	17,804	14.6	15,259	14.3
Total	$75,305	61.9%	$68,034	63.7%
Home and community-based services
Salaries, wages and benefits	$73,574	76.5%	$77,731	74.6%
Transportation	941	1.0	1,102	1.1
Supplies and services	2,685	2.8	527	0.5
Total	$77,200	80.3%	$79,360	76.2%
Facility-based services
Salaries, wages and benefits	$30,304	47.9%	$24,394	43.8%
Transportation	80	0.1	143	0.3
Supplies and services	11,743	18.5	10,767	19.3
Total	$42,127	66.5%	$35,304	63.4%
HCI
Salaries, wages and benefits	$7,409	64.7%	$7,019	45.4%
Transportation	148	1.3	231	1.5
Supplies and services	139	1.2	236	1.5
Total	$7,696	67.2%	$7,486	48.4%
Consolidated
Total	$627,914	62.8%	$646,852	63.4%

Consolidated cost of service revenue improved as a percentage of net service revenue by 0.6% from 63.4% in 2019 to 62.8% in 2020. During 2020, our cost of service revenue was impacted by:

•	cost containment efforts within our home health and hospice segments due to streamlining of leadership within each respective segment as we completed the integration of Almost Family

•	cost mitigation efforts associated with PDGM within the home health segment during 2020

•
lower patient volumes and a decline of in-person visits at the beginning of the quarter due to COVID-19 policies implemented by public health and governmental authorities, which patient volumes and in-person visits began to stabilize during the end of the quarter

•	increased costs within each of our segments associated with significantly increased supplies and services costs related to COVID-19, including additional PPE purchases

•	the sale of Ingenious Health at the beginning of 2019, which resulted in lower net service revenue during 2020 in our HCI segment.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six Months Ended June 30,
	2020		2019
Home health services
General and administrative	$220,143	31.1%	$208,985	28.3%
Depreciation and amortization	6,089	0.9	4,812	0.7
Total	$226,232	32.0%	$213,797	28.9%
Hospice services
General and administrative	$31,856	26.2%	$29,093	27.2%
Depreciation and amortization	1,036	0.9	856	0.8
Total	$32,892	27.0%	$29,949	28.0%
Home and community-based services
General and administrative	$21,784	22.7%	$21,567	20.7%
Depreciation and amortization	799	0.8	628	0.6
Total	$22,583	23.5%	$22,195	21.3%
Facility-based services
General and administrative	$18,679	29.5%	$16,987	30.5%
Depreciation and amortization	1,866	2.9	1,525	2.7
Total	$20,545	32.4%	$18,512	33.2%
HCI
General and administrative	$5,593	48.8%	$8,773	56.7%
Depreciation and amortization	595	5.2	579	3.7
Total	$6,188	54.0%	$9,352	60.4%
Consolidated
Total	$308,440	30.8%	$293,805	28.8%

Consolidated general and administrative expenses increased as a percentage of net service revenue from 28.8% in 2019 to 30.8% in 2020. The increase in general and administrative expenses as a percentage of net service revenue was a result of a decrease in our home health revenue per episode stemming from PDGM and COVID-19. In addition, heightened costs and the additional administrative costs of COVID-19 increased our expenses during this year. Finally, the increase from 2019 to 2020 related to costs associated with the completion of certain acquisitions during latter part of 2019 and six months ended 2020.

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
The following table summarizes changes in cash (amounts in thousands):

	Six months ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$435,876	$58,331
Investing activities	(30,677)	(28,030)
Financing activities	(264,119)	(52,927)
Change in cash	$141,080	$(22,626)
Cash at beginning of period	31,672	49,363
Cash at end of period	$172,752	$26,737
The CARES Act provided additional cash during the three months ended June 30, 2020 and increased our net cash provided by operating activities by $44.4 million of Provider Relief Funds, $310.7 million of Accelerated and Advance Payments, and $17.8 million payment deferral of our portion of social security payroll tax. The impact of COVID-19 increased our prepaid medical supplies due to the need of obtaining personal protective equipment to our clinicians and increased our salaries, wages and benefits associated with the increased staffing demands associated with our response to COVID-19.
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
Revolving loans under the Credit Agreement bear interest at, as selected by us, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day, and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at the same time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon our consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate as of June 30, 2020 was 4.00% and the LIBOR rate was 2.0%. As of June 30, 2020, the effective interest rates on our borrowings under the Credit Agreement was 2.0%.
As of June 30, 2020, we had $30.0 million drawn and letters of credit outstanding in the amount of $24.8 million under the Credit Agreement, and had approximately $445.2 million of remaining borrowing capacity available under the Credit Agreement. We were able to utilize cash on hand to pay $479.2 million on the Credit Agreement during the six months ended June 30, 2020. At December 31, 2019, we had $253.0 million drawn and letters of credit outstanding in the amount of $28.4 million under the Credit Facility.
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
At June 30, 2020, we were in compliance with all debt covenants.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $0.9 million for the six months ended June 30, 2020.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2020, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020, the end of the period covered by this Quarterly Report.
Changes in Internal Controls Over Financial Reporting
We, including the principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of the controls and procedures, the principal executive officer and principal financial officer concluded the disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020, the end of the period covered by this Quarterly Report.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
For a discussion of legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS.
Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K and also in Part II, Item 1A, "Risk Factors" of our quarterly report on Form 10-Q for the three months ended March 31, 2020 (the "Q1 2020 Form 10-Q"). Those risk factors are supplemented by those discussed under “Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” in Part I, Item 2 of this Quarterly Report. Please be aware that these risks may change over time and other risks may prove to be important in the future. In addition, these risks may be heightened by the disruption and uncertainty resulting from COVID-19.
There have been no material changes in the Company’s risk factors from those in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K, as updated in Part II, Item A, "Risk Factors" of our Q1 2020 Form 10-Q.

Our business, financial condition and results of operations may be materially adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions. The full extent to which the COVID-19 outbreak will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact. We may face decreased demand for our services, interruption in the provision of our services, and increased costs of services, all of which could have a material and adverse impact on our business, results of operations and financial condition.

The majority of the Company’s revenues are derived from the provision of home health and hospice services. Demand for home health services could be significantly diminished due to heightened anxiety among our patients regarding the risk of exposure to COVID-19 as a result of home health visits. Additionally, many of our patients are prescribed home health services after discharge from the hospital or after other surgeries and medical procedures. Most local and state governments imposed limits on the provision of certain healthcare, and many members of the communities we serve could avoid or delay health care visits and procedures. These additional factors could reduce demand for our home health services.

Our ability to provide services to our patients depends first and foremost on the health and safety of our skilled nurses, home health aides, and therapists. While we continue to take significant precautions to enable our health care providers to continue to safely provide our important services to our patients during the pandemic, we could experience interruptions in our ability to continue to provide these services. For example, if we are unable to obtain the necessary personal protective equipment to ensure the safety of our employees due to a shortage of supplies or otherwise, if there is a reduction in our available healthcare providers due to concerns around COVID-19 related risks or if our healthcare providers were to contract COVID-19, our ability to provide services to our patients may be significantly interrupted or suspended.

In addition to a number of factors that could adversely impact demand for our services and our ability to provide services to our patients, we may experience increased cost of care and reduced reimbursements as a result of COVID-19. In particular, we have experienced higher costs due to the higher utilization and cost of personal protective equipment as well as increased purchasing of other medical supplies, cleaning, and sanitization materials. If our patients suffer from increased incidence of and complications from illnesses, including COVID-19, our costs of providing care for our patients would increase. We may also face reduced reimbursement for our services through Medicare and commercial health care plans in the event that such plans do not adjust patient and other qualifications to address changes related to COVID-19.

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

LHC GROUP, INC.
(Registrant)

Date: August 6, 2020	/s/ Joshua L. Proffitt
Joshua L. Proffitt
President and Chief Financial Officer (Principal financial officer)