Form 10-Q
period 2020-09-30
LHC Group, Inc
filed 2020-11-05
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of November 3, 2020: 31,592,259 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data) (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$253,764	$31,672
Receivables:
Patient accounts receivable	313,325	284,962
Other receivables	19,858	10,832
Total receivables	333,183	295,794
Prepaid income taxes	19,687	9,652
Prepaid expenses	22,791	21,304
Other current assets	26,231	21,852
Total current assets	655,656	380,274
Property, building and equipment, net of accumulated depreciation of $78,623 and $69,441, respectively	132,130	97,908
Goodwill	1,235,123	1,219,972
Intangible assets, net of accumulated amortization of $17,372 and $16,431, respectively	310,967	305,556
Assets held for sale	1,900	2,500
Operating lease right of use asset	99,066	95,452
Other assets	21,494	38,633
Total assets	$2,456,336	$2,140,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$73,508	$83,572
Salaries, wages, and benefits payable	111,108	85,631
Self-insurance reserves	31,856	31,188
Government stimulus advance	93,257	—
Contract liabilities - deferred revenue	317,938	—
Current operating lease liabilities	32,018	28,701
Amounts due to governmental entities	2,435	1,880
Total current liabilities	662,120	230,972
Deferred income taxes	75,536	60,498
Income taxes payable	6,588	3,867
Revolving credit facility	20,000	253,000
Other long term liabilities	33,632	—
Operating lease payable	69,977	69,556
Total liabilities	867,853	617,893
Noncontrolling interest — redeemable	16,897	15,151
Commitments and contingencies
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 60,000,000 shares authorized; 36,351,416 and 36,129,280 shares issued, and 31,136,522 and 30,992,390 shares outstanding, respectively	364	361
Treasury stock — 5,214,894 and 5,136,890 shares at cost, respectively	(68,845)	(60,060)
Additional paid-in capital	958,212	949,321
Retained earnings	604,917	523,701
Total LHC Group, Inc. stockholders’ equity	1,494,648	1,413,323
Noncontrolling interest — non-redeemable	76,938	93,928
Total stockholders' equity	1,571,586	1,507,251
Total liabilities and stockholders' equity	$2,456,336	$2,140,295
See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net service revenue	$530,684	$528,499	$1,530,875	$1,548,926
Cost of service revenue (excluding depreciation and amortization)	305,246	334,768	933,160	981,620
Gross margin	225,438	193,731	597,715	567,306
General and administrative expenses	161,463	146,829	469,903	440,634
Impairment of intangibles and other	22	197	622	7,534
Government stimulus (income) expense (Note 1)	44,435	—	—	—
Operating income	19,518	46,705	127,190	119,138
Interest expense	(431)	(2,596)	(4,040)	(8,533)
Income before income taxes and noncontrolling interest	19,087	44,109	123,150	110,605
Income tax expense	4,595	9,508	23,181	22,665
Net income	14,492	34,601	99,969	87,940
Less net income (loss) attributable to noncontrolling interests	(8)	4,534	18,753	14,017
Net income attributable to LHC Group, Inc.’s common stockholders	$14,500	$30,067	$81,216	$73,923

Earnings per share:
Basic	$0.47	$0.97	$2.61	$2.39
Diluted	$0.46	$0.96	$2.59	$2.37
Weighted average shares outstanding:
Basic	31,121	30,971	31,080	30,919
Diluted	31,411	31,247	31,334	31,203

See accompanying Notes to the Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	For the Nine Months Ended September 30, 2020
	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2019	$361	36,129,280	$(60,060)	5,136,890	$949,321	$523,701	$93,928	$1,507,251
Net income (1)	—	—	—	—	—	22,024	2,099	24,123
Acquired noncontrolling interest	—	—	—	—	—	—	2,880	2,880
Noncontrolling interest distributions	—	—	—	—	—	—	(2,093)	(2,093)
Purchase of additional controlling interest	—	—	—	—	(2,470)	—	(21,105)	(23,575)
Nonvested stock compensation	—	—	—	—	3,680	—	—	3,680
Issuance of vested stock	2	163,163	—	—	—	—	—	2
Treasury shares redeemed to pay income tax	—	—	(7,122)	59,390	189	—	—	(6,933)
Issuance of common stock under Employee Stock Purchase Plan	—	4,663	—	—	610	—	—	610
Balance as of March 31, 2020	$363	36,297,106	$(67,182)	5,196,280	$951,330	$545,725	$75,709	$1,505,945
Net income (1)	—	—	—	—	—	44,692	7,058	51,750
Noncontrolling interest distributions	—	—	—	—	—	—	(1,909)	(1,909)
Nonvested stock compensation	—	—	—	—	3,263	—	—	3,263
Issuance of vested stock	—	19,846	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(950)	6,256	(189)	—	—	(1,139)
Exercise of options	—	7,137	(522)	3,315	218	—	—	(304)
Issuance of common stock under Employee Stock Purchase Plan	—	3,730	—	—	497	—	—	497
Balance as of June 30, 2020	$363	36,327,819	$(68,654)	5,205,851	$955,119	$590,417	$80,858	$1,558,103
Net income (loss) (1)	—	—	—	—	—	14,500	(770)	13,730
Acquired noncontrolling interest	—	—	—	—	—	—	608	608
Noncontrolling interest distributions	—	—	—	—	—	—	(6,375)	(6,375)
Sale of noncontrolling interest	—	—	—	—	(293)	—	2,617	2,324
Nonvested stock compensation	—	—	—	—	4,190	—	—	4,190
Issuance of vested stock	1	10,994	—	—	—	—	—	1
Treasury shares redeemed to pay income tax	—	—	(966)	5,030	—	—	—	(966)
Exercise of options	—	9,149	775	4,013	(1,376)	—	—	(601)
Issuance of common stock under Employee Stock Purchase Plan	—	3,454	—	—	572	—	—	572
Balance as of September 30, 2020	$364	36,351,416	$(68,845)	5,214,894	$958,212	$604,917	$76,938	$1,571,586

(1) Net income excludes net income attributable to noncontrolling interest-redeemable of $0.7 million and $10.4 million during the three and nine months ended September 30, 2020, respectively. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

	For the Nine Months Ended September 30, 2019
	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2018	$358	35,835,348	$(49,373)	5,029,429	$937,965	$427,975	$107,549	$1,424,474
Net income (1)	—	—	—	—	—	18,856	1,686	20,542
Acquired noncontrolling interest	—	—	—	—	—	—	820	820
Noncontrolling interest distributions	—	—	—	—	—	—	(6,799)	(6,799)
Purchase of additional controlling interest	—	—	—	—	—	—	(18,000)	(18,000)
Nonvested stock compensation	—	—	—	—	1,804	—	—	1,804
Issuance of vested stock	2	174,562	—	—	—	—	—	2
Treasury shares redeemed to pay income tax	—	—	(6,726)	61,465	(115)	—	—	(6,841)
Exercise of options	1	44,387	(851)	24,044	—	—	—	(850)
Issuance of common stock under Employee Stock Purchase Plan	—	5,357	—	—	478	—	—	478
Balance as of March 31, 2019	$361	36,059,654	$(56,950)	5,114,938	$940,132	$446,831	$85,256	$1,415,630
Net income (1)	—	—	—	—	—	25,000	1,897	26,897
Acquired noncontrolling interest	—	—	—	—	—	—	6,170	6,170
Noncontrolling interest distributions	—	—	—	—	—	—	(2,026)	(2,026)
Noncontrolling interest purchased, net of sales	—	—	—	—	(1,283)	—	531	(752)
Nonvested stock compensation	—	—	—	—	2,588	—	—	2,588
Issuance of vested stock	—	17,145	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(730)	7,199	30	—	—	(700)
Exercise of options	—	3,293	(212)	1,866	—	—	—	(212)
Issuance of common stock under Employee Stock Purchase Plan	—	4,301	—	—	453	—	—	453
Balance as of June 30, 2019	$361	36,084,393	$(57,892)	5,124,003	$941,920	$471,831	$91,828	$1,448,048
Net income (1)	—	—	—	—	—	30,067	1,479	31,546
Acquired noncontrolling interest	—	—	—	—	—	—	1,868	1,868
Noncontrolling interest distributions	—	—	—	—	—	—	(2,162)	(2,162)
Noncontrolling interest purchased, net of sales	—	—	—	—	819	—	(119)	700
Nonvested stock compensation	—	—	—	—	1,990	—	—	1,990
Issuance of vested stock	—	14,799	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(374)	3,032	234	—	—	(140)
Exercise of options	—	9,058	(529)	4,307	—	—	—	(529)
Issuance of common stock under Employee Stock Purchase Plan	—	5,360	—	—	609	—	—	609
Balance as of September 30, 2019	$361	36,113,610	$(58,795)	5,131,342	$945,572	$501,898	$92,894	$1,481,930
 (1) Net income excludes net income attributable to noncontrolling interest-redeemable of $3.1 million and $9.0 million during the three and nine months ended September 30, 2019, respectively. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$99,969	$87,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	15,601	12,812
Amortization of operating lease right of use asset	25,799	22,952
Stock-based compensation expense	11,133	6,382
Deferred income taxes	15,038	8,102
Loss on disposal of assets	291	337
Impairment of intangibles and other	622	7,534
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(36,194)	(42,928)
Prepaid expenses	(1,487)	4,828
Other assets	(3,183)	(2,810)
Prepaid income taxes	(10,035)	8,258
Accounts payable and accrued expenses	(17,085)	(4,241)
Salaries, wages, and benefits payable	25,913	18,001
Contract liabilities - deferred revenue	317,938	—
Other long term liabilities	33,632	—
Operating lease liabilities	(25,485)	(18,428)
Income taxes payable	2,721	(715)
Net amounts due to/from governmental entities	555	(3,234)
Net cash provided by operating activities	455,743	104,790
Investing activities:
Purchases of property, building and equipment	(51,241)	(15,401)
Proceeds from sale of property, building and equipment	7,142	—
Cash received (paid) for acquisitions	2,326	(54,120)
Net cash used in investing activities	(41,773)	(69,521)
Financing activities:
Proceeds from line of credit	276,229	84,000
Payments on line of credit	(509,229)	(87,000)
Government stimulus advance	93,257	—
Proceeds from employee stock purchase plan	1,679	1,540
Payments on debt	—	(7,650)
Noncontrolling interest distributions	(22,505)	(18,944)
Withholding taxes paid on stock-based compensation	(9,854)	(9,422)
Purchase of additional controlling interest	(23,575)	(18,763)
Exercise of vested awards and stock options	—	153
Sale of noncontrolling interest	2,120	756
Net cash used in financing activities	(191,878)	(55,330)
Change in cash	222,092	(20,061)
Cash at beginning of period	31,672	49,363
Cash at end of period	$253,764	$29,302

Supplemental disclosures of cash flow information:
Interest paid	$4,556	$8,549
Income taxes paid	$15,583	$8,015
Non-Cash Operating Activity:
Operating right of use assets in exchange for lease obligations	$25,633	$115,161
Non-Cash Investing Activity:
Accrued capital expenditures	$5,851	$1,514

See accompanying Notes to Condensed Consolidated Financial Statements.
9

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
As of September 30, 2020, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements operated 823 service locations in 35 states within the continental United States and the District of Columbia.
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
CARES Act
In response to COVID-19, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020. The CARES Act was passed to provide $100 billion of Provider Relief Funds for distribution to eligible providers who provided diagnoses, testing, or care for individuals with a possible or actual case of COVID-19, specifically to reimburse providers for health care related expenses related to the prevention of the spread of COVID-19, preparations for treating cases of COVID-19 positive patients, and for lost revenues attributable to COVID-19. The CARES Act also provided financial hardship relief to Medicare providers impacted by the COVID-19 pandemic in order to provide necessary funds when there is a disruption in Medicare claims submission and/or Medicare claims processing by distributing funds through the Accelerated and Advanced Payments Program ("AAPP").
In addition, the CARES Act suspended the 2% sequestration payment adjustments on Medicare patient claims with dates of service from May 1 through December 31, 2020, suspended the application of site-neutral payment for LTACH admissions that were admitted during the Public Health Emergency ("PHE"), and delayed payment of the employer portion of social security tax.

Provider Relief Fund
During the three and nine months ended September 30, 2020, the Company received $4.6 million and $93.3 million, respectively, in payments from the Provider Relief Fund. During the three months ended June 30, 2020, the Company recognized $44.4 million related to these funds in government stimulus income in our condensed consolidated statements of income. This was recorded in accordance with IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. During the three months ended September 30, 2020, the Company reversed $44.4 million, such that the Company has recognized no funds from the Provider Relief Fund as of the nine months ended September 30, 2020. Based on the Company's improved and projected financial results, the Company intends to return these funds to the government and has recorded a short-term liability of $93.3 million in government stimulus advance in our condensed consolidated balance sheet.
AAPP
During the nine months ended September 30, 2020, the Company received $317.9 million of accelerated payments under the AAPP, which was recorded in contract liabilities - deferred revenue in our condensed consolidated balance sheet in accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606"). When we received these AAPP funds in April 2020, the Centers for Medicare and Medicaid Services ("CMS") issued guidance that any AAPP funds that were not then repaid to CMS would be automatically recouped from Medicare amounts otherwise payable to us by CMS beginning 120 days after our receipt of such funds, until all AAPP funds have been completely repaid to or recouped by CMS. As of September 30, 2020, CMS had not recouped any of the advanced payments provided to the Company under AAPP.
On October 1, 2020, the repayment and recoupment terms for AAPP funds were amended by the Continuing Appropriations Act, 2021 and Other Extensions Act, which provides that recoupment will begin one year from the date the AAPP funds were received. Under these revised terms, recoupment of AAPP will occur under a tiered approach. Beginning in the second quarter of 2021 and continuing for 11 months, CMS will recoup 25% of Medicare payments otherwise owed to the Company. If any amount of AAPP funds that we received from CMS remain unpaid after the initial 11 month period, CMS will recoup 50% of Medicare payments otherwise owed to the Company during the following six months. Interest will begin accruing on any amount of the AAPP funds that we received from CMS that remain unpaid following those recoupment periods. CMS will issue a repayment letter to the Company for any such outstanding amounts, which must be paid in full within 30 days from the date of the letter. The Company intends to repay the full amount before any interest accrues.
Other
During the three and nine months ended September 30, 2020, the Company recognized $6.5 million and $11.5 million of net service revenue due to the suspension of the 2% sequestration payment adjustment. During the three and nine months ended September 30, 2020, the Company recognized $6.4 million and $11.1 million of net service revenue due to the suspension of LTACH site-neutral payments. As of September 30, 2020, the Company deferred $33.6 million of employer social security taxes, which was recorded in other long term liabilities on our condensed consolidated balance sheet.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, the related unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019, the unaudited condensed consolidated statements of changes in equity for the three and nine months ended September 30, 2020 and 2019, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, and related notes (collectively, these financial statements are referred to as the "interim financial statements" and together with the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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

Immaterial Correction of an Error
During the three and nine months ended September 30, 2019, the Company increased the reported number of common shares issued by 9,058 and 56,738, respectively, decreased the reported number of treasury shares by 368, and reclassified the reported number of treasury shares by 4,307 and 30,217 for the three and nine months ended September 30, 2019 due to the exclusion of reporting the number of common shares issued as a result of the exercise of certain outstanding stock options and the number of treasury shares redeemed to pay income tax associated with such stock option exercises. For further details of this noted item, see Note 2 of the Notes to Consolidated Financial Statements in the 2019 10K filed with the SEC on February 27, 2020.
The Company has evaluated the effects both qualitatively and quantitatively, and concluded that they did not have a material impact on previously issued financial statements for the three and nine months ended September 30, 2019.
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Home health:
Medicare	66.4%	69.7%	67.0%	70.6%
Managed Care, Commercial, and Other	33.6	30.3	33.0	29.4
	100.0%	100.0%	100.0%	100.0%
Hospice:
Medicare	93.8%	89.8%	92.9%	91.6%
Managed Care, Commercial, and Other	6.2	10.2	7.1	8.4
	100.0%	100.0%	100.0%	100.0%
Home and Community-Based Services:
Medicaid	21.5%	21.8%	21.0%	23.7%
Managed Care, Commercial, and Other	78.5	78.2	79.0	76.3
	100.0%	100.0%	100.0%	100.0%
Facility-Based Services:
Medicare	54.2%	59.3%	55.2%	56.6%
Managed Care, Commercial, and Other	45.8	40.7	44.8	43.4
	100.0%	100.0%	100.0%	100.0%
HCI:
Medicare	11.1%	17.1%	17.9%	20.7%
Managed Care, Commercial, and Other	88.9	82.9	82.1	79.3
	100.0%	100.0%	100.0%	100.0%
Medicare
The following describes the payment models in effect during the nine months ended September 30, 2020. Such payment models have been subject to temporary adjustments made by CMS in response to COVID-19 pandemic as described elsewhere in this Quarterly Report on Form 10-Q.
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
Contingent Service Revenues
The HCI segment provides strategic health management services to Accountable Care Organizations ("ACOs") that have been approved to participate in the Medicare Shared Savings Program ("MSSP"). The HCI segment has service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any. ACOs are legal entities that contract with CMS to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for the individual, improving health for populations and lowering costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each year.
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
The following table sets forth shares used in the computation of basic and diluted per share information and, with respect to the data provided for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average number of shares outstanding for basic per share calculation	31,121	30,971	31,080	30,919
Effect of dilutive potential shares:
Nonvested stock	290	276	254	284
Adjusted weighted average shares for diluted per share calculation	31,411	31,247	31,334	31,203
Anti-dilutive shares	—	4	5	141

Assets Held for Sale

As of September 30, 2020, the Company's assets held for sale consisted of property and fixed assets of one hospice facility in Knoxville, Tennessee. The Company has accepted a purchase offer from a buyer that indicated the fair market value of the property was $1.9 million. The Company performed an impairment analysis and recorded an impairment charge of $0.6 million during the nine months ended September 30, 2020, which was recorded in impairment of intangibles and other on our condensed consolidated statements of income.

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
3. Acquisitions and Joint Venture Activities
Acquisitions
The Company acquired the majority-ownership of eight home health agencies, three hospice agencies, and five home and community-based agencies during the nine months ended September 30, 2020. The total aggregate purchase price for these transactions was $14.9 million. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.

The Company funded three of these acquisitions in 2019 by paying cash consideration of $16.4 million. During the nine months ended September 30, 2020, the Company received $3.1 million from an equity joint venture partnership for the partner's noncontrolling interest for one of the Company's acquired home health and hospice agencies. In addition, the Company received $1.3 million for consideration of an equity joint venture partnership, whereby the Company acquired home health and home and community-based agencies for $0.9 million and sold membership interests in three home health agencies for $2.1 million. The transaction for the sale of the membership interests was accounted for as an equity transaction. The total cash consideration includes adjustments for assets acquired and liabilities assumed.

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

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired during the nine months ended September 30, 2020:

Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Trade names	$2,243
Certificates of need/licenses	3,824
Other assets and (liabilities), net	(508)
Total identifiable assets	$5,559

Noncontrolling interest	$6,996
Goodwill, including noncontrolling interest of $5,047	$15,583

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

Joint Venture Activities

During the nine months ended September 30, 2020, the Company purchased a portion of the noncontrolling membership interest in one of our equity joint venture partnerships, which prior to the purchase was classified as a nonredeemable noncontrolling interest in permanent equity. As a result of the purchase, the Company retained its controlling financial interests in the joint venture partnership and the noncontrolling interest of our partner will continue to be classified as a nonredeemable noncontrolling interest in permanent equity. Total consideration for this noncontrolling interest purchase was $23.6 million.
4. Goodwill and Intangibles
The changes in recorded goodwill and intangible assets by reporting unit for the nine months ended September 30, 2020 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Home and community-based services reporting unit	Facility-based reporting unit	HCI reporting unit	Total
Goodwill:
Balance as of December 31, 2019	$867,924	$128,875	$166,629	$15,682	$40,862	$1,219,972
Acquisitions	7,725	2,677	134	—	—	10,536
Noncontrolling interests	3,259	1,778	10	—	—	5,047
Adjustments and disposals	(105)	(327)	—	—	—	(432)
Balance as of September 30, 2020	$878,803	$133,003	$166,773	$15,682	$40,862	$1,235,123
Intangible assets:
Balance as of December 31, 2019	$219,872	$40,590	$24,096	$5,317	$15,681	$305,556
Acquisitions	5,112	930	127	—	—	6,169
Amortization	(427)	(60)	(13)	(4)	(436)	(940)
Adjustments and disposals	182	—	—	—	—	182
Balance as of September 30, 2020	$224,739	$41,460	$24,210	$5,313	$15,245	$310,967
The allocation of goodwill from acquisitions purchased during the nine months ended September 30, 2020 for each reporting unit is preliminary and subject to change once the valuation analysis required by ASC 805, Business Combinations is finalized.
The following tables summarize the changes in intangible assets during the nine months ended September 30, 2020 and December 31, 2019 (amounts in thousands):

	2020	2019
Indefinite-lived intangible assets:
Trade names	$165,920	$163,499
Certificates of Need/Licenses	133,491	129,689
Net total	$299,411	$293,188

Definite-lived intangible assets:
Trade names
Gross carrying amount	$10,209	$10,182
Accumulated amortization	(9,437)	(9,229)
Net total	$772	$953
Non-compete agreements
Gross carrying amount	$6,897	$6,795
Accumulated amortization	(6,288)	(5,991)
Net total	$609	$804
Customer relationships
Gross carrying amount	$11,822	$11,822
Accumulated amortization	(1,647)	(1,211)
Net total	$10,175	$10,611
Total definite-lived intangible assets
Gross carrying amount	$28,928	$28,799
Accumulated amortization	(17,372)	(16,431)
Net total	$11,556	$12,368

Total intangible assets:
Gross carrying amount	$328,339	$321,987
Accumulated amortization	(17,372)	(16,431)
Net total	$310,967	$305,556

Remaining useful lives for trade names, customer relationships, and non-compete agreements were 9.0, 17.5, and 2.2 years, respectively, at September 30, 2020. Similar periods at December 31, 2019 were 9.8, 18.2, and 2.8 years for trade names, customer relationships, and non-compete agreements, respectively. Amortization expense was $0.9 million and $1.0 million during the nine months ended September 30, 2020 and 2019, respectively. Amortization expense was recorded in general and administrative expenses.

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
Revolving loans under the Credit Agreement bear interest at, as selected by the Company, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5% (2) the Prime Rate in effect on such day and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum, with pricing varying based on the Company's quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon the Company’s quarterly consolidated Leverage Ratio. The Base Rate as of September 30, 2020 was 4.00% and the LIBOR rate was 1.94%. As of September 30, 2020, the effective interest rate on outstanding borrowings under the Credit Agreement was 1.94%.
As of September 30, 2020, the Company had $20.0 million drawn, letters of credit issued in the amount of $24.8 million, and $455.2 million of remaining borrowing capacity available under the Credit Agreement. At December 31, 2019, the Company had $253.0 million drawn and letters of credit issued in the amount of $28.4 million under the Credit Facility.
Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with its debt covenants under the Credit Agreement at September 30, 2020.
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
Share Based Compensation
Nonvested Stock
During the nine months ended September 30, 2020, the Company granted 9,900 nonvested shares of common stock to independent directors under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares vest 100% on the one year anniversary date. During the nine months ended September 30, 2020, one retired director was granted 775 nonvested shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, which shares vest 100% at the grant date.
During the nine months ended September 30, 2020, employees and a consultant were granted 113,525 and 10,890 shares, respectively, of nonvested shares of common stock pursuant to the 2018 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment and in accordance with the consulting agreement. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date.
The following table represents the share grants activity for the nine months ended September 30, 2020:

	Restricted stock		Options
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Share grants outstanding as of December 31, 2019	534,331	$71.01	98,756	$40.71
Granted	135,090	123.10	—	—
Vested or exercised	(199,330)	62.31	(16,286)	32.93
Share grants outstanding as of September 30, 2020	470,091	$89.32	82,470	$42.25
As of September 30, 2020, there was $33.7 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.04 years. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight-line basis for shares of common stock that vest over time. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods if actual forfeitures differ to ensure that total compensation expense recognized is at least equal to the value of vested awards. The Company recorded $11.1 million and $6.4 million of compensation expense related to nonvested stock grants for the nine months ended September 30, 2020 and 2019, respectively.
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
The table below details the shares of common stock issued during 2020:

	Number of shares	Per share price
Shares available as of December 31, 2019	132,449
Shares issued during the three months ended March 31, 2020	4,663	$130.87
Shares issued during the three months ended June 30, 2020	3,730	$133.19
Shares issued during the three months ended September 30, 2020	3,454	$165.60
Shares available as of September 30, 2020	120,602
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock or the exercise of stock options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the nine months ended September 30, 2020, the Company redeemed 70,676 shares of common stock valued at $9.0 million, related to share vesting tax obligations. Such shares are held as treasury stock and are available for reissuance by the Company.
In addition, the Company redeemed 7,328 shares of common stock valued at $0.8 million, related to the exercise of options. During the nine months ended September 30, 2020, the Company reclassified $0.9 million between treasury and additional paid in capital for the exercise of options.
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
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of September 30, 2020, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.

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
The carrying amount of each redeemable equity instrument presented in temporary equity for the nine months ended September 30, 2020 is not less than the initial amount reported for each instrument.
The following table summarizes the activity of noncontrolling interest-redeemable for the nine months ended September 30, 2020 (amounts in thousands):

Balance as of December 31, 2019	$15,151
Net income attributable to noncontrolling interest-redeemable	10,366
Noncontrolling interest-redeemable distributions	(12,128)
Acquired noncontrolling interest-redeemable	3,508
Balance as of September 30, 2020	$16,897

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

The Company recognizes operating lease right of use assets and operating lease payable based on the present value of the future minimum lease payments at the lease commencement date. The Company's leases do not provide implicit rates. Therefore, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. As of September 30, 2020, the weighted-average remaining lease term was 4.22 and weighted-average discount rate was 4.63%.

Information related to the Company's operating lease right of use assets and related lease liabilities for office and equipment leases were as follows: (amounts in thousands):

	September 30, 2020	December 31, 2019
Operating lease right of use asset	99,066	95,452
Current operating lease payable	32,018	28,701
Long-term operating lease payable	69,977	69,556

The Company incurred operating lease costs of (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating lease cost	$12,716	$11,825	$37,153	$37,895

Maturities of operating lease liabilities as of September 30, 2020 were as follows (amounts in thousands):

Month ending September 30,
2020	$9,466
2021	34,247
2022	25,448
2023	16,943
2024	10,493
Thereafter	15,522
Total future minimum lease payments	112,119
Less: Imputed interest	(10,124)
Total	$101,995

10. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable and accrued liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the nine months ended September 30, 2020, the carrying value of the Company’s long-term debt approximates fair value, as the interest rates approximate current rates.
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
The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended September 30, 2020
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$373,450	$59,801	$48,387	$33,344	$15,702	$530,684
Cost of service revenue (excluding depreciation and amortization)	205,523	37,180	36,664	22,213	3,666	305,246
General and administrative expenses	118,792	16,668	10,937	11,439	3,627	161,463
Impairment of intangibles and other	22	—	—	—	—	22
Government stimulus (income) expense	35,019	4,731	2,865	1,656	164	44,435
Operating income (loss)	14,094	1,222	(2,079)	(1,964)	8,245	19,518
Interest expense	(310)	(51)	(37)	(22)	(11)	(431)
Income (loss) before income taxes and noncontrolling interest	13,784	1,171	(2,116)	(1,986)	8,234	19,087
Income tax expense (benefit)	3,403	247	(440)	(435)	1,820	4,595
Net income (loss)	10,381	924	(1,676)	(1,551)	6,414	14,492
Less net income (loss) attributable to non controlling interests	(157)	321	(153)	(12)	(7)	(8)
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$10,538	$603	$(1,523)	$(1,539)	$6,421	$14,500
Total assets	$1,721,278	$277,358	$263,414	$108,118	$86,168	$2,456,336

	Three Months Ended September 30, 2019
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$375,599	$62,028	$53,411	$28,715	$8,746	$528,499
Cost of service revenue (excluding depreciation and amortization)	237,414	35,819	39,694	18,508	3,333	334,768
General and administrative expenses	108,318	15,218	10,809	9,498	2,986	146,829
Impairment of intangibles and other	197	—	—	—	—	197
Operating income	29,670	10,991	2,908	709	2,427	46,705
Interest expense	(1,758)	(310)	(272)	(174)	(82)	(2,596)
Income before income taxes and noncontrolling interest	27,912	10,681	2,636	535	2,345	44,109
Income tax expense	5,900	1,689	1,299	144	476	9,508
Net income	22,012	8,992	1,337	391	1,869	34,601
Less net income (loss) attributable to noncontrolling interests	3,577	1,213	(180)	(67)	(9)	4,534
Net income attributable to LHC Group, Inc.'s common stockholders	$18,435	$7,779	$1,517	$458	$1,878	$30,067
Total assets	$1,458,991	$235,865	$243,779	$88,905	$70,324	$2,097,864

	Nine Months Ended September 30, 2020
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$1,081,143	$181,387	$144,526	$96,664	$27,155	$1,530,875
Cost of service revenue (excluding depreciation and amortization)	631,109	112,485	113,864	64,340	11,362	933,160
General and administrative expenses	345,024	49,560	33,520	31,984	9,815	469,903
Impairment of intangibles and other	22	600	—	—	—	622
Government stimulus (income) expense	—	—	—	—	—	—
Operating income (loss)	104,988	18,742	(2,858)	340	5,978	127,190
Interest expense	(2,804)	(451)	(382)	(288)	(115)	(4,040)
Income (loss) before income taxes and noncontrolling interest	102,184	18,291	(3,240)	52	5,863	123,150
Income tax expense (benefit)	19,499	3,294	(658)	(261)	1,307	23,181
Net income (loss)	82,685	14,997	(2,582)	313	4,556	99,969
Less net income (loss) attributable to non controlling interests	14,371	3,452	(275)	1,228	(23)	18,753
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$68,314	$11,545	$(2,307)	$(915)	$4,579	$81,216

	Nine Months Ended September 30, 2019
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$1,113,887	$168,821	$157,610	$84,391	$24,217	$1,548,926
Cost of service revenue (excluding depreciation and amortization)	694,082	103,853	119,054	53,812	10,819	981,620
General and administrative expenses	322,115	45,167	33,004	28,010	12,338	440,634
Impairment of intangibles and other	7,263	271	—	—	—	7,534
Operating income	90,427	19,530	5,552	2,569	1,060	119,138
Interest expense	(5,919)	(976)	(857)	(524)	(257)	(8,533)
Income before income taxes and noncontrolling interest	84,508	18,554	4,695	2,045	803	110,605
Income tax expense	17,178	3,716	1,279	297	195	22,665
Net income	67,330	14,838	3,416	1,748	608	87,940
Less net income (loss) attributable to noncontrolling interests	11,305	2,712	(757)	779	(22)	14,017
Net income attributable to LHC Group, Inc.'s common stockholders	$56,025	$12,126	$4,173	$969	$630	$73,923
12. Income Taxes

The effective tax rate for the nine months ended September 30, 2020 benefited from $2.4 million of excess tax benefits associated with stock-based compensation arrangements and $2.2 million ($4.3 million and $2.1 million, as further described below) associated with increased tax benefits associated with the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). For the nine months ended September 30, 2019, the effective tax rate benefited from $3.0 million of excess tax benefits associated with stock-based compensation arrangements.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act"). Corporate taxpayers may carryback net operating losses ("NOLs") originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019, or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The effective tax rate for the nine months ended September 30, 2020 benefited from a $4.3 million impact from the enactment of the CARES Act. There was no material impact to our net deferred tax assets as of September 30, 2020.

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company’s unrecognized tax benefits would affect the tax rate, if recognized.  The Company includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheets.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. The impact of the CARES Act increased unrecognized tax benefits by $2.1 million, which also had an impact on the Company's effective tax rate for the nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, the Company recognized $6.6 million and $3.9 million, respectively, in unrecognized tax benefits.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements, including the potential future impact of COVID-19 on our results of operations and liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the potential impact on supply chain disruptions and increased costs associated with obtaining personal protective equipment, the expected benefit of the CARES Act on our liquidity, and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•our expectations regarding financial condition or results of operations for periods after September 30, 2020;
•our critical accounting policies;
•our business strategies and our ability to grow our business;
•our participation in the Medicare and Medicaid programs;
•the reimbursement levels of Medicare and other third-party payors, including changes in reimbursement resulting from regulatory changes;
•the prompt receipt of payments from Medicare and other third-party payors;
•our future sources of and needs for liquidity and capital resources;
•the effect of any regulatory changes or anticipated regulatory changes;
•the effect of any changes in market rates on our operations and cash flows;
•our ability to obtain financing;
•our ability to make payments as they become due;

•the outcomes of various routine and non-routine governmental reviews, audits and investigations;
•our expansion strategy, the successful integration of recent acquisitions and, if necessary, the ability to relocate or restructure our current facilities;
•the value of our proprietary technology;
•the impact of legal proceedings;
•our insurance coverage;
•our competitors and our competitive advantages;
•our ability to attract and retain valuable employees;
•the price of our stock;
•our compliance with environmental, health and safety laws and regulations;
•our compliance with health care laws and regulations;
•our compliance with Securities and Exchange Commission laws and regulations and Sarbanes-Oxley requirements;
•the impact of federal and state government regulation on our business; and
•the impact of changes in future interpretations of fraud, anti-kickback, or other laws.
The forward-looking statements included in this report reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in our other filings with the SEC, including our 2019 Form 10-K, our quarterly report on Form 10-Q for the quarter ended March 31, 2020, and our quarterly report on Form 10-Q for the quarter ended June 30, 2020, as updated by our subsequent filings with the SEC. This report should be read in conjunction with the 2019 Form 10-K, and all of our other filings made with the SEC through the date of this report, including quarterly reports on Form 10-Q and current reports on Form 8-K.
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
OVERVIEW
General
We provide quality, cost-effective post-acute health care services to our patients. As of September 30, 2020, we have 823 service providers in 35 states within the continental United States and the District of Columbia. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services primarily offered through our long-term acute care hospitals (“LTACHs”), and (5) healthcare innovations services

("HCI"). We intend to increase the number of service providers within each of our segments that we operate through continued acquisitions, joint ventures, and organic development.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of September 30, 2020, we operated 549 home health services locations, of which 336 are wholly-owned, 209 are majority-owned through equity joint ventures, two are under license lease arrangements, and the operations of the remaining two locations are only managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of September 30, 2020, we operated 111 hospice locations, of which 52 are wholly-owned, 57 are majority-owned through equity joint ventures, and two are under license lease arrangements.
Through our home and community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of September 30, 2020, we operated 122 home and community-based services locations, of which 108 are wholly-owned and 14 are majority-owned through equity joint ventures.
We provide facility-based services principally through our LTACHs. As of September 30, 2020, we operated 11 LTACHs with 12 locations, all but two of which are located within host hospitals. We also operate one skilled nursing facility, one pharmacy, a family health center, a rural health clinic, and 14 therapy clinics. Of these 30 facility-based services locations, 20 are wholly-owned, and 10 are majority-owned through equity joint ventures.
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
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of September 30, 2020, the Joint Commission had accredited 483 of our 549 home health services locations and 89 of our 111 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reporting segment	2020	2019	2020	2019
Home health services	70.4%	71.1%	70.6%	71.9%
Hospice services	11.2	11.7	11.8	10.9
Home and community-based services	9.1	10.1	9.5	10.2
Facility-based services	6.3	5.4	6.3	5.4
Healthcare innovations services	3.0	1.7	1.8	1.6
	100.0%	100.0%	100.0%	100.0%

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
In response to COVID-19, the U.S. Government enacted the CARES Act on March 27, 2020. The following portions of the CARES Act impacted us during the nine months ended September 30, 2020:
•Provider Relief Fund: During the three and nine months ended September 30, 2020, we received $4.6 million and $93.3 million, respectively, from the Provider Relief Fund. During the three months ended June 30, 2020, we recognized $44.4 million related to these funds as government stimulus income in our condensed consolidated statements of income. During the three months ended September 30, 2020, we reversed $44.4 million such that we recognized no funds for the nine months ended September 30, 2020. The full amount received of $93.3 million is recorded as a short-term liability in government stimulus advance in our condensed consolidated balance sheet. It is our intent to return the funds to the government.
•Accelerated and Advance Payments Program (AAPP): AAPP extended financial hardship relief to Medicare providers impacted by the COVID-19 pandemic in order to provide necessary funds when there is a disruption in claims submission and/or claims processing. As of September 30, 2020, we received $317.9 million of accelerated and advance payments. The recoupment of AAP will occur under a tiered approach. CMS will recoup 25% of Medicare payments otherwise owed to us 11 months after our receipt of such funds. If any amount of AAPP funds that we received from CMS remain unpaid after the initial 11 month period, CMS will recoup 50% of Medicare payments otherwise owed to us during the following six months. Interest will be assessed on any amount of the AAPP funds that we received from CMS that remain unpaid following those recoupment periods. CMS will issue a repayment letter to the Company for any such outstanding amounts, which must be paid in full within 30 days from the date of the letter. We intend to repay the full amount outstanding before any interest accrues.
•Suspension of the 2% sequestration payment adjustment: CMS suspended the 2% sequestration payment adjustment for patient claims with dates of services from May 1 through December 31, 2020. As of September 30, 2020, we recognized $6.5 million and $11.5 million of net service revenue due to the suspension of the 2% sequestration payment adjustment during the three and nine months ended September 30, 2020, respectively.
•Waiver of the application of site-neutral payment: Under Section 1886(m)(6)(A)(i) of the Act, the claims processing systems will be updated to pay all LTACH cases admitted during the COVID-19 PHE period at the LTACH PPS standard federal rate, effective for claims with an admission date occurring on or after January 27, 2020 through the end of the PHE period. During the three and nine months ended September 30, 2020, respectively, we recognized $6.4 million and $11.1 million of net service revenue due to the suspension of site-neutral payments.

•Delaying payment of the employer portion of social security tax: The Company can defer payments of the employer portion of social security tax for 2020, which will be due in 50% increments, with the first due by December 31, 2021 and the second 50% due by December 31, 2022. As of September 30, 2020, we deferred $33.6 million of social security tax payments.
While during the nine months ended September 30, 2020, we did not experience a material disruption in our ability to continue to provide services to our patients, there is no guarantee that we won’t experience such service disruption in the future or a decrease in demand for our services as a result of COVID-19. The rapid development and fluidity of this situation makes it difficult to predict the ultimate impact of COVID-19 on our business and operations. Nevertheless, COVID-19 presents a material uncertainty which could materially impact our business and results of operations in the future.
Home Health
On October 29, 2020, CMS released the final rule for fiscal year 2021 to update base payment rates by a net market basket index of 1.9%, which is an annual inflation update of 2.3%, reduced by a 0.3% productivity adjustment and 0.1% reduction in the rural add-on percentages mandated by the Bipartisan Budget Act of 2018. The base 30 day payment rate is increased from $1,864.03 to $1,901.12. The following lists additional fiscal year 2021 reimbursement items:
•a reduction of payment (including LUPA) rates by 2% for home health agencies that do not submit required quality data
•using wage indexes for the Office of Management and Budget's core-based statistical areas with a cap of 5% of wage index decreases and no cap on wage index increases
•continued phase-out of the rural add-on
•continued 2020 levels of PDGM case mix weights and LUPA thresholds
•finalization of plan of care requirements regarding telehealth visits.
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
Based on these estimates, the following are the final fiscal year 2021 base payment rates for various levels of care, which began on October 1, 2020 and will end September 30, 2021 and fiscal year 2020 base payment rates for various levels of care, which began on October 1, 2019 and ended September 30, 2020 (payment rates for hospice providers not complying with the hospice quality reporting requirements will be 2% lower than the values referenced below):

Description	Fiscal Year 2021 Rate per patient day	Fiscal year 2020 Rate per patient day
Routine Home Care days 1-60	$199.25	$194.50
Routine Home Care days 60+	$157.49	$153.72
Continuous Home Care	$1,432.41	$1,395.63
Full rate = 24 hours of care
$58.15 = hourly rate for 2020 $59.68 = hourly rate for 2021
Inpatient Respite Care	$461.09	$450.10
General Inpatient Care	$1,045.66	$1,021.25
Facility-Based
On September 2, 2020, CMS issued a final rule for the fiscal year 2021 Long-Term Care Hospital Prospective Payment System ("LTACH-PPS"). CMS expects LTACH-PPS payments to decrease by 1.1%, which reflects continued statutory implementation of the revised LTACH-PPS payment system. LTACH-PPS payments for fiscal year 2021 for discharges paid using the standard LTACH-PPS payment rate are expected to increase by 2.2% primarily due to the annual standard Federal rate update of 2.3%.

LTACH-PPS payments for cases that will complete the statutory transition to the lower payment rates under the dual rate system are expected to decrease by 24%. This accounts for the LTACH site neutral payment rate cases that will no longer be paid a blended payment rate for LTACH discharges occurring in cost reporting periods beginning in fiscal year 2020.
RESULTS OF OPERATIONS
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the three months ended September 30, 2020 and 2019 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2020			2019			Increase (Decrease)
Net service revenue	$530,684			$528,499			$2,185
Cost of service revenue (excluding depreciation and amortization)	305,246	57.5%		334,768	63.3%		(29,522)
General and administrative expenses	161,463	30.4		146,829	27.8		14,634
Impairment of intangibles and other	22			197			(175)
Government stimulus (income) expense	44,435			—			(44,435)
Interest expense	(431)			(2,596)			(2,165)
Income tax expense	4,595	27.7	(1)	9,508	27.9	(1)	(4,913)
Net income attributable to noncontrolling interests	(8)			4,534			(4,542)
Net income attributable to LHC Group, Inc.’s common stockholders	$14,500			$30,067			$(15,567)

(1) Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized of $0.7 million and $0.4 million during the three months ended September 30, 2020 and 2019, respectively.

Consolidated net service revenue was negatively impacted due to COVID-19, which affected all percentages of revenue disclosed below.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the nine months ended September 30, 2020 and the related change from the same period in 2019 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; net service revenue excludes implicit price concessions):

The below data for the three months ended September 30, 2020 was impacted by the COVID-19 pandemic.
	Organic (1)	Organic Growth (Loss) %	Acquired (2)	Total	Total Growth (Loss) %
Home health services
Revenue	$363,394	(4.1)%	$11,589	$374,983	(1.7)%
Revenue Medicare	$238,500	(8.9)	$7,994	$246,494	(6.4)
Admissions	101,623	4.7	2,681	104,304	6.8
Medicare Admissions	54,653	(4.4)	1,254	55,907	(2.8)
Average Census	80,063	4.9	2,191	82,254	7.0
Average Medicare Census	45,836	(5.7)	1,284	47,120	(3.9)
Home Health Episodes	86,029	(3.5)	2,941	88,970	(3.2)
Hospice services			—
Revenue	$59,731	4.6	$3,228	$62,959	7.8
Revenue Medicare	$54,941	4.2	$2,653	$57,594	7.6
Admissions	4,863	12.8	214	5,077	12.3
Medicare Admissions	4,395	15.2	174	4,569	14.6
Average Census	4,220	3.5	173	4,393	4.9
Average Medicare Census	3,931	3.9	160	4,091	5.4
Patient days	388,465	1.7	15,749	404,214	4.9
Home and community-based services
Revenue	$50,211	(7.6)	$908	$51,119	(6.3)
Billable hours	1,913,079	(14.8)	29,627	1,942,706	(14.0)
Facility-based services
LTACHs
Revenue	$32,680	25.4	$—	$32,680	25.4
Patient days	24,275	28.3	—	24,275	28.3
Other facility-based services
Revenue	$2,082	(33.6)	$—	$2,082	(33.6)
HCI
Revenue	$16,178	—	$—	$16,178	—
Consolidated
Revenue	$524,276	(1.9)	$15,725	$540,001	1.5

(1) Organic - combination of same store, a location that has been in service with us for greater than 12 months, and de novo, an internally developed location that has been in service for 12 months or less.
(2) Acquired - purchased location that has been in service with us 12 months or less.

We had a decrease in our home health revenue per episode during 2020. COVID-19 caused our Medicare reimbursement to decline due to a decrease in patient acuity and a decrease in institutional admissions, which was a result of the temporary suspension of elective procedures. Patient volumes declined in our home and community-based segment due to the continued impact of COVID-19.

Our home health and hospice segment received the benefit of the suspension of the 2% sequestration payment adjustment for Medicare claims and the LTACHs received the benefit of the suspension of the 2% sequestration payment adjustment and the waiver of site-neutral payments for LTACH Medicare claims.

HCI revenue increased in the third quarter of 2020 due to the recognition of $9.6 million of the Medicare Shared Services Program ("MSSP").
The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concession, to net service revenue recognized for the three months ended September 30, 2020 and 2019 (amounts in thousands, except percentages, which are percentages of consolidated revenue):

	Three Months Ended September 30,
	2020	% of Net Service Revenue	2019	% of Net Service Revenue
Revenue	$540,001		$532,026
Less: Implicit price concession	9,317	1.7%	3,527	0.7%
Net service revenue	$530,684		$528,499
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended September 30,
	2020		2019
Home health services
Salaries, wages and benefits	$184,644	49.4%	$217,510	57.9%
Transportation	9,019	2.4	11,161	3.0
Supplies and services	11,860	3.2	8,743	2.3
Total	$205,523	55.0%	$237,414	63.2%
Hospice services
Salaries, wages and benefits	$26,535	44.4%	$26,336	42.5%
Transportation	1,865	3.1	2,023	3.3
Supplies and services	8,780	14.7	7,460	12.0
Total	$37,180	62.2%	$35,819	57.8%
Home and community-based services
Salaries, wages and benefits	$36,020	74.4%	$38,943	72.9%
Transportation	457	0.9	534	1.0
Supplies and services	187	0.4	217	0.4
Total	$36,664	75.7%	$39,694	74.3%
Facility-based services
Salaries, wages and benefits	$16,271	48.8%	$13,302	46.3%
Transportation	21	0.1	76	0.3
Supplies and services	5,921	17.8	5,130	17.9
Total	$22,213	66.7%	$18,508	64.5%
HCI
Salaries, wages and benefits	$3,496	22.3%	$3,196	36.5%
Transportation	57	0.4	99	1.1
Supplies and services	113	0.7	38	0.4
Total	$3,666	23.4%	$3,333	38.0%
Consolidated
Total	$305,246	57.5%	$334,768	63.3%

During 2020, our cost of service revenue was impacted by:

•cost containment efforts within our home health segment due to streamlining of leadership within each respective segment as we completed the integration of Almost Family
•cost mitigation efforts associated with PDGM within the home health segment during 2020
•increased costs within each of our segments associated with significantly increased supplies and services costs related to COVID-19, including additional PPE purchases
•prior year acquisition adjustments in our hospice segment, which resulted in higher revenue in 2019 as compared to 2020
•the recognition of MSSP earnings, which resulted in higher revenue in our HCI segment during 2020.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended September 30,
	2020		2019
Home health services
General and administrative	$115,749	31.0%	$105,761	28.2%
Depreciation and amortization	3,043	0.8	2,557	0.7
Total	$118,792	31.8%	$108,318	28.9%
Hospice services
General and administrative	$16,159	27.0%	$14,763	23.8%
Depreciation and amortization	509	0.9	455	0.7
Total	$16,668	27.9%	$15,218	24.5%
Home and community-based services
General and administrative	$10,519	21.7%	$10,471	19.6%
Depreciation and amortization	418	0.9	338	0.6
Total	$10,937	22.6%	$10,809	20.2%
Facility-based services
General and administrative	$10,494	31.5%	$8,713	30.3%
Depreciation and amortization	945	2.8	785	2.7
Total	$11,439	34.3%	$9,498	33.0%
HCI
General and administrative	$3,325	21.2%	$2,709	31.0%
Depreciation and amortization	302	1.9	277	3.2
Total	$3,627	23.1%	$2,986	34.2%
Consolidated
Total	$161,463	30.4%	$146,829	27.8%

Consolidated general and administrative expenses increased as a percentage of net service revenue from 27.8% in 2019 to 30.4% in 2020. The increase in general and administrative expenses as a percentage of net service revenue was a result of a decrease in our home health revenue per episode due to a decrease in patient acuity caused by the COVID-19 pandemic. In addition, heightened costs and the additional administrative costs of COVID-19 and investments in our technology infrastructure increased our expenses during this quarter. Finally, the increase from 2019 to 2020 related to costs associated with the completion of certain acquisitions during latter part of 2019 and nine months ended 2020.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the nine months ended September 30, 2020 and 2019 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2020			2019			Increase (Decrease)
Net service revenue	$1,530,875			$1,548,926			$(18,051)
Cost of service revenue (excluding depreciation and amortization)	933,160	61.0%		981,620	63.4%		(48,460)
General and administrative expenses	469,903	30.7		440,634	28.4		29,269
Impairment of intangibles and other	622			7,534			(6,912)
Government stimulus (income) expense	—			—			—
Interest expense	(4,040)			(8,533)			(4,493)
Income tax expense	23,181	26.5	(1)	22,665	27.7	(1)	516
Net income attributable to noncontrolling interests	18,753			14,017			4,736
Net income attributable to LHC Group, Inc.’s common stockholders	$81,216			$73,923			$7,293

(1) Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized of $2.4 million and $3.0 million during the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate for the nine months ended September 30, 2020 also benefited from a $2.2 million impact from the enactment of the CARES Act.

Consolidated net service revenue was negatively impacted due to COVID-19, which affected all percentages of revenue disclosed below.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the nine months ended September 30, 2020 and the related change from the same period in 2019 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; net service revenue excludes implicit price concessions):

The below data for the nine months ended September 30, 2020 was impacted by the COVID-19 pandemic.
	Organic (1)	Organic Growth (Loss) %	Acquired (2)	Total	Total Growth (Loss) %
Home health services
Revenue	$1,044,990	(6.5)%	$47,256	$1,092,246	(3.2)%
Revenue Medicare	$692,654	(11.3)	$31,313	$723,967	(8.3)
Admissions	290,309	2.4	15,659	305,968	6.8
Medicare Admissions	158,649	(7.0)	7,683	166,332	(3.5)
Average Census	75,900	0.4	3,020	78,920	3.1
Average Medicare Census	44,302	(9.2)	1,706	46,008	(6.9)
Home Health Episodes	249,635	(8.1)	10,780	260,415	(5.9)
Hospice services
Revenue	$170,578	4.9	$13,831	$184,409	10.2
Revenue Medicare	$157,532	4.7	$11,946	$169,478	10.2
Admissions	13,682	4.8	1,324	15,006	9.2
Medicare Admissions	12,227	5.2	1,139	13,366	9.4
Average Census	4,075	3.9	263	4,338	8.4
Average Medicare Census	3,792	4.6	245	4,037	9.2
Patient days	1,121,632	4.1	71,234	1,192,866	9.1
Home and community-based services
Revenue	$149,075	(7.3)	$2,250	$151,325	(6.4)
Billable hours	5,795,314	(14.2)	69,995	5,865,309	(13.7)
Facility-based services
LTACHs
Revenue	$92,762	21.0	$—	$92,762	21.0
Patient days	68,094	16.4	—	68,094	16.4
Other facility-based services
Revenue	$7,052	(23.3)	$—	$7,052	(23.3)
HCI
Revenue	$28,690	—	$—	$28,690	—
Consolidated
Revenue	$1,493,147	(3.8)	$63,337	$1,556,484	(0.7)

(1) Organic - combination of same store, a location that has been in service with us for greater than 12 months, and de novo, an internally developed location that has been in service for 12 months or less.
(2) Acquired - purchased location that has been in service with us 12 months or less.
We had a decrease in our home health revenue per episode due to the 4.3% behavioral adjustment associated with the implementation of PDGM during 2020. In addition, COVID-19 caused our Medicare reimbursement to decline due to several factors, such as increase in LUPAs, a decrease in patient acuity, and a decrease in institutional admissions, which was a result of the temporary suspension of elective procedures. Patient volumes declined in our home and community-based segment due to the continued impact of COVID-19.

Our home health and hospice segment received the benefit of the suspension of the 2% sequestration payment adjustment for Medicare claims and the LTACHs received the benefit of the suspension of the 2% sequestration payment adjustment and the waiver of site-neutral payments for LTACH Medicare claims.

HCI revenue increased in the third quarter of 2020 due to the recognition of $9.6 million of the Medicare Shared Services Program ("MSSP").
The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concession, to net service revenue recognized for the nine months ended September 30, 2020 and 2019 (amounts in thousands, except percentages, which are percentages of consolidated revenue):

	Nine Months Ended September 30,
	2020	% of Net Service Revenue	2019	% of Net Service Revenue
Revenue	$1,556,484		$1,568,084
Less: Implicit price concession	25,609	1.6%	19,158	1.2%
Net service revenue	$1,530,875		$1,548,926
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine Months Ended September 30,
	2020		2019
Home health services
Salaries, wages and benefits	$561,783	52.0%	$635,966	57.1%
Transportation	27,554	2.5	32,755	2.9
Supplies and services	41,772	3.9	25,361	2.3
Total	$631,109	58.4%	$694,082	62.3%
Hospice services
Salaries, wages and benefits	$80,297	44.3%	$75,443	44.7%
Transportation	5,604	3.1	5,691	3.4
Supplies and services	26,584	14.7	22,719	13.5
Total	$112,485	62.1%	$103,853	61.6%
Home and community-based services
Salaries, wages and benefits	$109,594	75.8%	$116,674	74.0%
Transportation	1,398	1.0	1,636	1.0
Supplies and services	2,872	2.0	744	0.5
Total	$113,864	78.8%	$119,054	75.5%
Facility-based services
Salaries, wages and benefits	$46,575	48.2%	$37,696	44.7%
Transportation	101	0.1	219	0.3
Supplies and services	17,664	18.3	15,897	18.8
Total	$64,340	66.6%	$53,812	63.8%
HCI
Salaries, wages and benefits	$10,905	40.2%	$10,215	42.2%
Transportation	205	0.8	330	1.4
Supplies and services	252	0.9	274	1.1
Total	$11,362	41.9%	$10,819	44.7%
Consolidated
Total	$933,160	61.0%	$981,620	63.4%

Consolidated cost of service revenue improved as a percentage of net service revenue by 2.4% from 63.4% in 2019 to 61.0% in 2020. During 2020, our cost of service revenue was impacted by:
•cost containment efforts within our home health and hospice segments due to streamlining of leadership within each respective segment as we completed the integration of Almost Family
•cost mitigation efforts associated with PDGM within the home health segment during 2020
•lower patient volumes and a decline of in-person visits at the beginning of the second quarter of 2020 due to COVID-19 policies implemented by public health and governmental authorities, which patient volumes and in-person visits began to stabilize during the end of the quarter
•increased costs within each of our segments associated with significantly increased supplies and services costs related to COVID-19, including additional PPE purchases
•the sale of Ingenious Health at the beginning of 2019, which resulted in lower net service revenue during 2020 in our HCI segment offset by the recognition of MSSP earnings, which resulted in higher revenue in our HCI segment during 2020.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine Months Ended September 30,
	2020		2019
Home health services
General and administrative	$335,892	31.1%	$314,746	28.3%
Depreciation and amortization	9,132	0.8	7,369	0.7
Total	$345,024	31.9%	$322,115	29.0%
Hospice services
General and administrative	$48,015	26.5%	$43,856	26.0%
Depreciation and amortization	1,545	0.9	1,311	0.8
Total	$49,560	27.4%	$45,167	26.8%
Home and community-based services
General and administrative	$32,303	22.4%	$32,038	20.3%
Depreciation and amortization	1,217	0.8	966	0.6
Total	$33,520	23.2%	$33,004	20.9%
Facility-based services
General and administrative	$29,174	30.2%	$25,700	30.5%
Depreciation and amortization	2,810	2.9	2,310	2.7
Total	$31,984	33.1%	$28,010	33.2%
HCI
General and administrative	$8,918	32.8%	$11,482	47.4%
Depreciation and amortization	897	3.3	856	3.5
Total	$9,815	36.1%	$12,338	50.9%
Consolidated
Total	$469,903	30.7%	$440,634	28.4%

Consolidated general and administrative expenses increased as a percentage of net service revenue from 28.4% in 2019 to 30.7% in 2020. The increase in general and administrative expenses as a percentage of net service revenue was a result of a decrease in our home health revenue per episode due to a decrease in our patient acuity caused by the COVID-19 pandemic. In addition, heightened costs and the additional administrative costs of COVID-19 and investments in our technology infrastructure increased our expenses during this year. Finally, the increase from 2019 to 2020 related to costs associated with the completion of certain acquisitions during latter part of 2019 and nine months ended 2020.

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
The following table summarizes changes in cash (amounts in thousands):

	Nine months ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$455,743	$104,790
Investing activities	(41,773)	(69,521)
Financing activities	(191,878)	(55,330)
Change in cash	$222,092	$(20,061)
Cash at beginning of period	31,672	49,363
Cash at end of period	$253,764	$29,302
The CARES Act provided additional cash during the nine months ended September 30, 2020 and increased our net cash provided by operating activities by $317.9 million of Accelerated and Advance Payments and $33.6 million payment deferral of our portion of social security payroll tax. The impact of COVID-19 increased our prepaid medical supplies due to the need of obtaining personal protective equipment to our clinicians and increased our salaries, wages and benefits associated with the increased staffing demands associated with our response to COVID-19. The Provider Relief Funds of $93.3 million offset our cash used in our financing activities.
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
Revolving loans under the Credit Agreement bear interest at, as selected by us, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day, and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at the same time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon our consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate as of September 30, 2020 was 4.00% and the LIBOR rate was 1.94%. As of September 30, 2020, the effective interest rates on our borrowings under the Credit Agreement was 1.94%.
As of September 30, 2020, we had $20.0 million drawn and letters of credit outstanding in the amount of $24.8 million under the Credit Agreement, and had approximately $455.2 million of remaining borrowing capacity available under the Credit Agreement. We were able to utilize cash on hand to pay $509.2 million on the Credit Agreement during the nine months ended September 30, 2020. At December 31, 2019, we had $253.0 million drawn and letters of credit outstanding in the amount of $28.4 million under the Credit Facility.
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
At September 30, 2020, we were in compliance with all debt covenants.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $1.0 million for the nine months ended September 30, 2020.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2020, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020, the end of the period covered by this Quarterly Report.
Changes in Internal Controls Over Financial Reporting
We, including the principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of the controls and procedures, the principal executive officer and principal financial officer concluded the disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020, the end of the period covered by this Quarterly Report.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
For a discussion of legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS.
Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K and also in Part II, Item 1A, "Risk Factors" of our quarterly report on Form 10-Q for the six months ended June 30, 2020 (the "Q1 2020 Form 10-Q"). Those risk factors are supplemented by those discussed under “Management’s Discussion and Analysis Of Financial Condition And Results Of Operations” in Part I, Item 2 of this Quarterly Report. Please be aware that these risks may change over time and other risks may prove to be important in the future. In addition, these risks may be heightened by the disruption and uncertainty resulting from COVID-19.
There have been no material changes in the Company’s risk factors from those in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K, as updated in Part II, Item A, "Risk Factors" of our Q2 2020 Form 10-Q.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 6.    EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to LHC Group’s Form 8-K filed on April 2, 2018).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to LHC Group’s Form 10-Q filed on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to LHC Group’s Form S-1/ A (File No. 333-120792) filed on February 14, 2005).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dale Mackel, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
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

LHC GROUP, INC.
(Registrant)

Date: November 5, 2020	/s/ Dale Mackel
Dale Mackel
Chief Financial Officer (Principal financial officer)