Form 10-K
period 2020-12-31
LHC Group, Inc
filed 2021-02-26
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5.3 billion based on the closing sale price as reported on the NASDAQ Global Select Market. For purposes of this determination shares beneficially owned by officers, directors, and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.
There were 31,594,333 shares of common stock, $0.01 par value, outstanding as of February 24, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2020 are incorporated by reference in Part II of this Annual Report on Form 10-K. Portions of the Registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

LHC GROUP, INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the information incorporated by reference herein contain certain statements, including the potential future impact of the COVID-19 pandemic on our results of operations and liquidity, the potential impact of actions we have taken to mitigate the impact of the COVID-19 pandemic, and the expected benefit of the Coronavirus Aid, Relief, and Economic Security ("CARES Act") on our liquidity, and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “foresee,” “estimate,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Specifically, this Annual Report on Form 10-K contains, among others, forward-looking statements about:

•our expectations regarding financial condition or results of operations for periods after December 31, 2020;
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
•the outcomes of various routine and non-routine governmental reviews, audits, and investigations;
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
•the impact of federal and state government regulation on our business; and
•the impact of changes in or future interpretations of fraud, anti-kickback or other laws.

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
Overview
We provide quality, cost-effective post-acute health care services to our patients. As of December 31, 2020, we have 827 service providers in 35 states within the continental United States and the District of Columbia. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services, primarily offered through our long-term acute care hospitals ("LTACHs"), and (5) healthcare innovations ("HCI").
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services and physical, occupational, and speech therapy. The nurses, home health aides, and therapists in our home health agencies work closely with patients and their families to design and implement individualized treatment plans in accordance with a physician-prescribed plan of care. As of December 31, 2020, we operated 537 home health service locations, of which 322 are wholly-owned by us, 211 are majority-owned by us through equity joint ventures, two are under license lease arrangements, and the operations of the remaining two locations are managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2020, we operated 120 hospice locations, of which 56 are wholly-owned by us, 62 are majority-owned by us through equity joint ventures, and two are under license lease arrangements.
Our home and community-based locations offer assistance with activities of daily living to elderly, chronically ill, and disabled patients, performed by skilled nursing and paraprofessional personnel. As of December 31, 2020, we operated 124 locations, of which 109 are wholly-owned by us and 15 are majority-owned by us through equity joint ventures.
Our LTACH locations provide services primarily to patients with complex medical conditions who have transitioned out of a hospital intensive care unit but whose conditions remain too severe for treatment in a non-acute setting. As of December 31, 2020, our LTACHs had 377 licensed beds. We operated 11 LTACHs with 12 locations, of which all but three are located within host hospitals. As part of our facility-based services segment, we also own and operate two skilled nursing facilities, one pharmacy, a rural health clinic, one physician practice, one family health center, and 16 physical therapy clinics. Of these 34 facility-based services locations, 23 are wholly-owned by us and 11 are majority-owned by us through equity joint ventures.
Our HCI segment reports on our developmental activities outside its other business segments. The HCI segment includes (a) Imperium Health Management, LLC, an Accountable Care Organization ("ACO") enablement and management company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) certain assets operated by Advance Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor's office. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments. The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs. They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have 12 HCI locations, 11 of which are wholly-owned and one is controlled by us through an equity joint venture.
Our net service revenue by segment for the years ended December 31, 2020, 2019 and 2018 was as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Home Health	$1,463,779	$1,503,393	$1,291,457
Hospice	243,806	226,922	199,118
Home and Community-Based	194,584	208,455	172,501
Facility-Based	128,578	111,809	113,784
HCI	32,457	29,662	33,103
Consolidated Net Service Revenue	$2,063,204	$2,080,241	$1,809,963

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
Achieve margin improvement through the active management of costs.  Net service revenue generated from Medicare is under the Patient Driven Groupings Model ("PDGM"), which is paid at pre-determined rates based upon the patient's clinical condition. Because our profitability in a fixed payment system depends upon our ability to manage the costs of providing care, we will continue to pursue initiatives to improve our margins and net income.
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
Services
We provide post-acute care services in the United States by providing quality, cost-effective health care services to patients within the comfort and privacy of their home, place of residence, or long-term acute care hospital facility. Our services can be broadly classified into five principal segments: (1) home health services, (2) hospice services, (3) home and community-based, (4) facility-based services offered through our LTACHs, and (5) HCI.
Home Health Services
Our registered nurses and licensed practical nurses provide a variety of medically necessary services to homebound patients who are suffering from acute or chronic illness, recovering from injury or surgery, or who otherwise require care, teaching or monitoring. These services include, but are not limited to:

•wound care and dressing changes,
•cardiac rehabilitation,
•infusion therapy,
•pain management,
•pharmaceutical administration,
•skilled observation and assessment, and
•patient education.

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
Home and Community-Based Services
Our home and community-based operations offer a wide range of services to patients in their home or in a medical facility. The services range from assistance with grooming, medication reminders, meal preparation, assistance with feeding, light housekeeping, respite care, transportation, and errand services.
Facility-Based Services
LTACHs is a reporting unit within our Facility-Based services segment. Our LTACHs treat patients with severe medical conditions who require a high-level of care and frequent monitoring by physicians and other clinical personnel. Patients who receive our services in an LTACH have been diagnosed as being too medically unstable for treatment in a non-acute setting. For example, our LTACHs typically serve patients suffering from respiratory failure, neuromuscular disorders, cardiac disorders, non-healing wounds, renal disorders, cancer, head and neck injuries, and mental disorders. We also treat patients diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. As part of our facility-based services, we operate an institutional pharmacy, which focuses on providing a full array of services to our LTACHs, as well as other non-related facilities. We also operate two skilled nursing facilities, family health center, a rural health clinic, a physician practice, and physical therapy providers that staff both facilities and outpatient clinics.
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
Operations
Financial information relating to the home health, hospice, home and community-based, facility-based, and HCI operating segments of our business, including their contributions to our net service revenue, operating income, and total assets for each of the twelve months ended December 31, 2020, 2019 and 2018, respectively, is found in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Our home health agencies are operated in one segment that is separated into multiple geographical regions and further separated into individual operating markets or clusters. Our hospice agencies are operated in one segment that is separated into multiple geographical regions. Our home and community-based agencies are operated in one segment separated into multiple geographic regions. Each of our home health and hospice agencies are staffed with experienced clinical home health and administrative professionals who provide a wide range of patient care services. Each of our home health agencies, hospice agencies, and home and community-based agencies are licensed and certified by the state and federal governments. As of December 31, 2020, 499 of our 537 home health service locations, 95 of our 120 hospice service locations, and five of our 12 LTACH locations were accredited by the Joint Commission, a nationwide commission that establishes standards relating to the facilities, administration, quality of patient care, and operation of medical staffs of hospitals. Those not yet accredited are working towards achieving this accreditation, a process which can take up to six months. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
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
Patient care is coordinated on-site at the agency level of each home health service, hospice service, and home and community-based location. All coding, medical records, case management, utilization review, and medical staff credentialing are provided on-site at the hospital level of each facility-based service location. Centralized functions such as payroll, accounting, financial reporting, billing, collections, regulatory and legal compliance, risk management, information technology, and general clinical oversight accomplished by periodic on-site surveys are provided from our home offices.
Our HCI business lines primarily provide assessments and related services to the long-term care insurance industry and management services to ACOs with over 400,000 Medicare lives under management.
Equity Joint Ventures
As of December 31, 2020, we had 83 equity joint ventures including 76 with hospital and health systems, which are comprised of over 350 hospitals, four with physicians, and three with other parties.
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
We believe our diverse service offerings, collaborative approach to working with health care providers, concentrated house of brands market strategy, our size as one of the nation's largest home care providers, business experience gained from focusing on rural markets, and patient-oriented operating model provide our principal competitive advantages over local providers.
Quality Assurance & Performance Improvement
The LHC Group Quality Assurance and Performance Improvement Department, overseen by our Chief Clinical Officer, is responsible for formulating quality of care indicators, identifying performance improvement priorities, and facilitating best practices for quality care. Company-wide, we have adopted a “Plan, Do, Check, Act” methodology for our quality/performance improvement activities and initiatives. We also set forth a quality platform that reviews:
•performance improvement audits,
•Joint Commission accreditation,
•state and regulatory surveys,
•publicly reported quality data, and
•patient perception of care.
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

As required under the Medicare conditions of participation, we maintain a continuous quality improvement program, which involves:
•ongoing education of staff and quarterly continuous quality improvement meetings at each of our agencies, facilities, and principal home offices,
•monthly comprehensive audits of patient charts performed at each of our agencies and facilities,
•at least annually, a comprehensive survey readiness assessment on each of our agencies and facilities,
•review of Home Health Compare scores,
•assessment of patients' and/or family members' perception of care using third party data, and
•assessment of infection control practices and risk events.
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
With the October 2020 Home Health Compare update, 82% of our providers were 4 Stars or above for the quality of care rating and 90% of our providers are at or above 4 stars for the HHCAPS (Home Health Care Consumer Assessment of Healthcare Providers and Systems) star rating.
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
To ensure the independence of our compliance department staff, we have implemented the following:

•our Chief Compliance Officer reports to and has direct oversight by the Audit Committee and Quality Committee of the Board of Directors,
•our compliance department has its own operating budget, and
•our compliance department has the authority to independently investigate any compliance or ethical concerns, including, when deemed necessary, the authority to interview any company personnel, access any company property, including electronic communications, and engage counsel to assist in any investigation.
Among other activities, our compliance department staff is responsible for the following activities:

•drafting and revising the Company’s policies and procedures related to compliance and ethics issues,
•reviewing, making recommended revisions, disseminating and tracking attestations to our Code of Conduct and Ethics,
•measuring compliance with our policies and procedures, Code of Conduct and Ethics and legal and regulatory requirements related to the Medicare and Medicaid programs and other government healthcare programs, laws and regulations,
•developing and providing compliance-related training and education to all of our employees and, as appropriate, directors, contractors and other representatives and agents, including new-hire compliance training for all new employees, annual compliance training for all employees, sales compliance training to all members of our sales team, billing compliance training to all members of our billing and revenue cycle team and other job-specific and role-based compliance training of certain employees,
•performing an annual company-wide risk assessment,
•implementing an annual compliance auditing and monitoring work plan and performing and following up on various risk-based auditing and monitoring activities, including both clinical and non-clinical auditing and monitoring activities at the corporate level and at the local agency/facility level,

•developing, implementing and overseeing our Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy and security compliance program,
•monitoring, responding to and overseeing the resolution of issues and concerns raised through our anonymous compliance hotline,
•monitoring, responding to and resolving all compliance and ethics-related issues and concerns raised through any other form of communication, and
•ensuring that we take appropriate corrective and disciplinary action when noncompliant or improper conduct is identified.
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
Our Service Value Point system is a proprietary information system that assists us in, among other things, monitoring clinical utilization and other cost factors, supporting our health care management techniques, internal benchmarking, clinical analysis, outcomes monitoring and claims generation, revenue cycle management, and revenue reporting at our home nursing agencies. We were issued a patent for our Service Value Point system during 2009 by the U.S. Patent and Trademark Office. This proprietary home nursing clinical resource and cost management system is a quantitative tool that assigns a target level of resource units to each patient based upon our staff's initial assessment of the patient's estimated skilled nursing and therapy needs. We designed this system to empower our direct care employees to make appropriate day-to-day clinical care decisions while also allowing us to monitor and manage the quality and delivery of care across our system, including the cost of providing that care, on both a patient-specific and agency-specific basis. In 2019, we updated our Service Value Point system for the new PDGM payment system adopted by CMS and other payors.
All of our home nursing and hospice locations utilize our point of care ("POC") system. Our POC system allows a visiting clinician to access records and other information from the patient’s home or at the POC, complete required documentation at the POC and submit it electronically into our patient record system. HomeCare HomeBase is our solution of choice for home health and hospice operations. Currently, all of our home health and hospice locations are using HomeCare HomeBase. All of our home and community-based locations are using Continulink. Our advance practice services utilize eMD’s Aprima solution and our long-term acute care hospitals and skilled nursing facility services utilize WellSky’s HCS solution.
Each of these applications support their respective lines of business and locations with administrative, office, clinical, and operating information system needs, including assisting with the compliance of our operating systems with HIPAA requirements. Each application also assists our staff in gathering information to improve the quality of patient care, optimizing financial performance, promoting regulatory compliance, and enhancing staff efficiency. Each application (with the exception of WellSky’s HCS solution) is hosted by the vendor in a secure data center, with multiple redundancies for storage, power, bandwidth, and security. The WellSky’s HCS solution is hosted at a co-located data center that is managed by the Company.
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
We utilize a variety of third-party solutions for human resource management and use their services and products to manage our payroll processing, leave of absence (“LOA”) processes, flexible spending account (“FSA”) administration, time, and attendance. We also utilize third-party solutions for financial management, including budgeting, forecasting, and financial reporting, including but not limited to general ledger, accounts payable, and fixed assets.
We are also deploying solutions across all of our home health, hospice, and home and community-based locations to comply with the requirements for electronic visit verification (“EVV”). In order to comply with current and future state and federal regulations for EVV, we utilize several different solutions. In states with an “open” model, we are able to choose our EVV vendor, and we use Continulink, or HomeCare HomeBase (in partnership with CellTrak) as our preferred EVV solution provider. In “closed” systems where states mandate the EVV vendor, we utilize the state-mandated EVV solution provider. In all cases, we have built interfaces between the EVV solution providers and our electronic health record and billing systems.
Reimbursement
The following describes the payment models in effect during the year ended December 31, 2020. Such payment models have been subject to temporary adjustments made by CMS in response COVID-19 pandemic as described elsewhere in this Annual Report on Form 10-K.
Medicare
The federal government’s Medicare program, governed by the Social Security Act of 1965 (the “Social Security Act”), reimburses health care providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services (“HHS”) and CMS. Medicare payments accounted for 62.1%, 64.1%, and 71.7% of our net service revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.
In 2011, sequestration was implemented in the Budget Control Act of 2011(BCA, P.L. 112-25) as a tool in federal budget control. The sequestration cut to Medicare payments began on April 1, 2013, and reduced Medicare payments for patients whose service dates ended on or after April 1, 2013 by 2%. In response to COVID-19, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security ("CARES Act") on March 27, 2020. The CARES Act suspended the 2% sequestration payment adjustments on Medicare patient claims with periods that ended on May 1, 2020 through December 31, 2020. The suspension is expected to occur throughout the first quarter of 2021. Absent any additional Congressional action, the 2% sequestration cuts are planned to continue through 2023.
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
Effective January 1, 2020, PDGM became the new payment model for services provided to Medicare patients with dates of service on or after the effective date, including certain Medicare Advantage patients. PDGM was implemented by CMS. Under PDGM, the initial certification of Medicare patient eligibility, plan of care, and comprehensive assessment is for a 60-day episode of care; however, unlike the former Medicare prospective payment system ("PPS"), where each 60-day episode of care could not be final billed until the episode was completed, PDGM provides for each 30-day period within the episode of care to be final billed upon completion.
As a result of PDGM, we complete our final billing after each 30-day period. For each 30-day period, the patient is classified into one of 432 home health resource groups prior to receiving services. Each 30-day period is placed into a subgroup falling under the following categories: (i) timing being early or late, (ii) admission source being community or institutional, (iii) one of 12 clinical groupings based on the patient's principal diagnosis, (iv) functional impairment level of low, medium, or high, and (v) a co-morbidity adjustment of none, low, or high based on the patient's secondary diagnoses.

Each 30-day period payment from Medicare reflects base payment adjustments for case-mix and geographic wage differences. All Medicare patient claims with end of period dates from January 1, 2020 through April 30, 2020 reflected a 2% sequestration reduction. The 2% sequestration reduction adjustment was suspended for patient claims with periods that ended May 1, 2020 through December 31, 2020. In addition, payments may reflect one of three retroactive adjustments to the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment whereby the number of visits is dependent on the clinical grouping; and/or (c) a partial payment if the patient transferred to another provider or from another provider before completing the episode. The retroactive adjustments outlined above are recognized in net service revenue when the event causing the adjustment occurs and during the period in which the services are provided to the patient. We review these adjustments to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustments is subsequently resolved. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.
Under PDGM, the initial certification of Medicare patient eligibility, plan of care, and comprehensive assessment remains valid for 60-day episodes of care but payments for Medicare home health services are made based upon 30-day payment periods. The national, standardized 30-day Medicare payment amount was $1,864.03, resulting in a 1.3% increase in payments over fiscal year 2019. The rule implemented the 1.5% Medicare home health payment update mandated by the Bipartisan Budget Act of 2018, offset by a 0.2% decrease due to the rural add-on. The final rule also adjusted PDGM case-mix weights, which implemented the removal of therapy thresholds for payments. For Medicare payments associated with low utilization payment adjustments ("LUPAs") under PDGM, the threshold varies for a 30-day period depending on the PDGM payment group. The 30-day payment amounts are for 30-day periods of care beginning on and after January 1, 2020. CMS also reduced a request for anticipated payment ("RAP") payments to 20% for existing home health providers. CMS finalized its proposal to eliminate RAP payments for calendar year 2021, and will require home health providers to submit "no pay" RAPs during that year. Beginning January 1, 2021, home health providers will be required to submit a Notice of Admission ("NOA") within five calendar days of the first 30-day period and within five calendar days of the day 31 for the second, subsequent 30-day period. CMS also finalized a policy allowing therapy assistants to provide maintenance therapy services in the home and modified certain requirements relating to the home health plan of care.
On October 29, 2020, CMS released the final rule for fiscal year 2021 to update base payment rates by a net market basket index of 1.9%, which is an annual inflation update of 2.3%, reduced by a 0.3% productivity adjustment and 0.1% reduction in the rural add-on percentages mandated by the Bipartisan Budget Act of 2018. The base 30-day payment rate is increased from $1,864.03 to $1,901.12. The following lists additional fiscal year 2021 reimbursement items:
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

Medicare reimburses for hospice care using one of four predetermined daily rates based upon the level of care we furnish to a beneficiary. These rates are subject to annual adjustments based on inflation and geographic wage considerations. The base Medicare rate for services that we provide to a beneficiary depends upon which of the following four levels of care we provide to that beneficiary:

•Routine Care. Care that is not classified under any of the other levels of care, such as the work of nurses, social workers or home health aides.
•General Inpatient Care. Pain control or acute or chronic symptom management that cannot be managed in a setting other than an inpatient Medicare certified facility, such as a hospital, skilled nursing facility or hospice inpatient facility.
•Continuous Home Care. Care for patients experiencing a medical crisis that requires nursing services to achieve palliation and symptom control, if the agency provides a minimum of eight hours of care within a 24-hour period.
•Respite Care. Short-term, inpatient care to give temporary relief to the caregiver who regularly provides care to the patient.
Medicare limits the reimbursement we may receive for inpatient care services (both respite and general care) for hospice patients. Under the “80-20 rule,” if the number of inpatient care days of hospice care furnished by us to Medicare hospice beneficiaries under a unique provider number exceeds 20% of the total days of hospice care furnished by us to all Medicare hospice beneficiaries for both inpatient and in-home care, Medicare payments to us for inpatient care days exceeding the inpatient cap will be reduced to the routine home care rate, with excess amounts due back to Medicare. This determination is made annually based on the twelve-month period beginning on October 1 each year. Our Medicare hospice reimbursement is also subject to a cap amount calculated at the end of the hospice cap period, based on the twelve-month period beginning on October 1 each year, which determines the maximum allowable payments per provider.
On August 6, 2019, CMS published the Final Rule setting hospice payment rates and policies for fiscal year 2020. Effective October 1, 2020, CMS finalized its proposal to rebase reimbursement rates for general inpatient care, respite care, and continuous home care which resulted in increased reimbursement for these service lines. To maintain budget neutrality, CMS reduced reimbursement for routine home care by -2.72%. The hospice payment update percentage for fiscal year 2020 is equal to 2.6% for hospices that submit the required quality data and 0.6% (fiscal year 2020 hospice payment update of 2.6% minus 2 percentage points) for hospices that do not submit the required data. The hospice cap amount for the fiscal year 2020 cap year was $29,964.78, which was equal to the fiscal year 2019 cap amount ($29,205.44) updated by the fiscal year 2020 hospice payment update percentage of 2.6%. CMS finalized the removal of the 1-year wage index lag and will use the current year’s wage index to geographically wage adjust hospice payments. CMS also finalized its proposal to call the hospice assessment tool the Hospice Outcomes & Patient Evaluation instead of Hospice Evaluation Assessment Reporting Tool (HEART). CMS also made some minor changes to the measures used in the hospice quality reporting program. CMS delayed implementation of a new hospice election statement policy for one year until fiscal year 2021.
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
Adjustments to MS-LTC-DRG payments might include:
•Short Stay Outlier Policy. CMS has established a modified payment methodology for Medicare patients with a length-of-stay less than or equal to five-sixths of the geometric average length-of-stay for that particular MS-LTC-DRG, referred to as a short stay outlier, or “SSO.” When LTACH-PPS was established, SSO cases were paid based on the lesser of (1) 120% of the average cost of the case; (2) 120% of the LTC-DRG specific per diem amount multiplied by the patient’s length-of-stay; or (3) the full LTC-DRG payment. CMS modified the payment methodology for discharges occurring on or after July 1, 2006, which changed the limitation in clause (1) above to reduce payment for SSO cases to 100% (rather than 120%) of the average cost of the case, and also added a fourth limitation, potentially further limiting payment for SSO cases at a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital inpatient prospective payment system, or “IPPS”. Under this methodology, as a patient’s length-of-stay increases, the percentage of the per diem amount based upon the IPPS component will decrease and the percentage based on the MS-LTC-DRG component will increase.
•High Cost Outliers. Some cases are extraordinarily costly, producing losses that may be too large for healthcare providers to offset. Cases with unusually high costs, referred to as “high cost outliers,” receive a payment adjustment to reflect the additional resources utilized. CMS provides an additional payment if the estimated costs for the patient exceed the adjusted MS-LTC-DRG payment plus a fixed-loss amount that is established in the annual payment rate update.
•Interrupted Stays. An interrupted stay occurs when an LTACH patient is admitted upon discharge to a general acute care hospital, inpatient rehab facility, skilled nursing facility or a swing-bed hospital and returns to the same LTACH within a specified period of time. If the length-of-stay at the receiving provider is equal to or less than the applicable fixed period of time, it is considered to be an interrupted stay case and is treated as a single discharge for the purposes of payment to the LTACH.
Freestanding, HwH and Satellite LTACHs
LTACHs may be organized and operated as freestanding facilities or as a hospital within a hospital, or “HwH”. A HwH is an LTACH that is located on the "campus" of another hospital, meaning the physical area immediately adjacent to a hospital’s main buildings, other areas and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other area determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital's campus. An LTACH that uses the same Medicare provider number of an affiliated “primary site” LTACH is known as a “satellite”. Under Medicare policy, a satellite LTACH must be located within 35 miles of its primary site LTACH and be administered by such primary site LTACH. As of December 31, 2020, we had a total of 12 LTACH facilities, with 377 licensed beds. Ten of our LTACH facilities were classified as HwHs and two were classified as freestanding. Of the 12 facilities, eight were located in Metropolitan Statistical Area (“MSA”) or urban areas and four were located in non-MSA or rural areas. One of our HwH facilities was a satellite location of a parent hospital located in an MSA. Both of our freestanding locations are in MSAs, with one being located adjacent to a tertiary care facility.
An LTACH must have an average inpatient length-of-stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days during each annual cost reporting period. LTACHs that fail to exceed an average length-of-stay of 25 days during any cost reporting period may be paid under the general acute care hospital IPPS.
Fiscal Year Rates
On August 16, 2019, CMS published the Final Rule for LTACH reimbursement for fiscal year 2020. CMS established the LTACH PPS standard Federal payment rate of $42,677.64. This was the result of a 2.5% annual update to the standard federal rate, an incremental change in the one-time budget neutrality adjustment factor of 0.999858 for eliminating the 25-percent threshold policy in fiscal year 2020, and the area wage budget neutrality factor of 1.0020203. CMS estimates that overall LTACH PPS payments in fiscal year 2020 will increase by approximately 1.0%.
On September 2, 2020, CMS issued a final rule for the fiscal year 2021 LTACH-PPS. CMS expects LTACH-PPS payments to decrease by 1.1%, which reflects continued statutory implementation of the revised LTACH-PPS payment system. LTACH-PPS payments for fiscal year 2021 for discharges paid using the standard LTACH-PPS payment rate are expected to increase by 2.2% primarily due to the annual standard Federal rate update of 2.3%.
LTACH-PPS payments for cases that will complete the statutory transition to the lower payment rates under the dual rate system are expected to decrease by 24%. This accounts for the LTACH site neutral payment rate cases that will no longer be paid a blended payment rate for LTACH discharges occurring in cost reporting periods beginning in fiscal year 2020.
In response to COVID-19, the CARES Act suspended the application of site-neutral payments for LTACH admissions that were admitted during the Public Health Emergency ("PHE"). The PHE is expected to continue throughout 2021.
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
In response to the challenges associated with collecting from commercial payors, we began negotiating higher reimbursement rates with a majority of our commercial payors. As of December 31, 2020, our managed care contracts included over 393 different payors between all of our divisions. If we are unable to continue negotiating higher reimbursement rates with commercial payors, if commercial payor continues to outpace traditional governmental payor growth, or if commercial payors reduce health care costs through reduction in home health reimbursement, it could have a material adverse impact on our financial results.
Human Capital Resources
Our culture and values, along with approximately 30,000 employees in 35 states and the District of Columbia, are our most valuable assets. In pursuit of our Company’s purpose - It’s All About Helping People - we strive to provide exceptional care and unparalleled service to patients and families who have placed their trust in us. We are led in this pursuit by our operating philosophy, rooted in the principles of service excellence, and our actions are guided by our Six Pillars of Excellence:

People: Ours is a business of people helping people.
Service: We are here to serve patients, families and communities.
Quality: In all we do, our focus is quality above all else.
Efficiency: We operate with discipline and efficiency to remain strong.
Growth: It is our obligation to care for as many as we can.
Ethics: We conduct ourselves with the highest standards of ethics, integrity and professionalism.

In order to ensure we live our values and our culture stays unique and strong, our Board of Directors and executive team have committed substantial efforts to focus on our human capital resources. These are some of the key aspects of our human capital strategy:
Employee Recruitment & Retention
We work diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of our businesses. We have established relationships with over 350 hospitals and hospital systems, world-class universities, trade schools, professional associations, and industry groups to proactively attract talent.
We provide a strong employee value proposition that leverages our unique culture, collaborative working environment, shared sense of purpose, and desire to do the right thing to attract talent to our Company.
As of December 31, 2020, we employed approximately 30,000 employees, which includes 13,990 in our home health operations, 2,240 in our hospice operations, 8,240 in our home and community-based services operations, and 1,000 in our LTACHs.
Diversity, Equity, and Inclusion
We aspire to be a diverse, equitable, and inclusive workplace, where employees are empowered to bring their authentic selves to work every day. As part of our investment in our people, we make diversity, equity, and inclusion a priority. As more than 87% of our workforce are women, and 18% of our workforce is black and 5% is Hispanic, the success of our Company has been and will continue to be highly dependent upon our ability to maintain a culture where we value, respect, and provide fair treatment and equal opportunities for all employees. By recognizing and celebrating our differences, we cultivate an environment that’s the right fit for every person inside of it.

To foster those goals, effective January 1, 2021, we established the role of Vice President and Chief Diversity Officer for the Company, who serves as the chair for our Diversity and Inclusion Committee, a committee established in April 2020 to formulate and implement actionable diversity and inclusion initiatives for the Company, as we continue to seek to add diverse talent in order to enhance our capabilities to better serve our patients.
Compensation Programs and Employee Benefits
The main objective of our compensation and benefits programs is to provide a compensation and benefits package that will attract, retain, motivate, and reward employees who succeed in operating in a highly competitive and challenging environment. We seek to do this by linking annual changes in compensation to our overall performance, as well as each individual’s contribution to the results achieved. The emphasis on our overall performance is intended to align the employee’s interests with the provision of quality patient care and our success. We also seek fairness in total compensation that is competitive and consistent with employee positions, skill levels, knowledge, and geographic locations with reference to external comparisons, internal comparisons, and the relationship between management and non-management remuneration.
We are committed to providing comprehensive benefit options and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. Some examples of our wide-ranging benefits offered are: medical insurance, participation in our 401 (k) plan, prescription drug benefits, dental insurance, vision insurance, hospital indemnity insurance, accident insurance, critical illness insurance, life insurance, disability insurance, health savings accounts, flexible spending accounts, and identity theft insurance.
In response to the COVID-19 pandemic, we have implemented a number of programs to support our employees, including a pandemic grant program that supports employees experiencing financial hardships, retirement plan amendments, special cash-in opportunities for accumulated paid time off, expanded offerings in our employee assistance program, a wage supplement program designed to restore lost wages for front line patient care employees that qualified, and a paid time off replenishment program designed to restore certain hours of paid time off for front line patient care employees that qualified and for any employees who previously donated their paid time off hours to these front line patient care employees.
Training and Education
All new employees and new contractors, and all existing employees and contractors on an annual basis, must complete a one-hour program on our corporate compliance and ethics program. We also require annual distribution of the Code of Conduct and Ethics, and require each employee, including contractors, to acknowledge their receipt, review, and attestation to abide by the terms of the Code.
To empower employees to unleash their potential, we provide a range of development programs and opportunities, skills, and resources that our employees need and desire to be successful. For example, our iTrain platform provides additional specialized training in areas such as eligibility for home health and hospice, HIPAA, privacy and security, clinical and quality, coding, billing and reimbursement, and sales and marketing through webcasts, online courses and instructor-led sessions. Additionally, our Excellence By Design program provides a robust and formal curriculum for employees to obtain a deeper understanding of all facets of the Company, including accounting and finance, employee recruitment and retention, regulatory and licensure compliance, and supervisory management training, to support the development of the next generation of our management and leaders. Participants in our training programs are able to develop more advanced skills leading to higher contribution and satisfaction within their roles, while helping us to identify top performers, improve employee performance and retention, increase our organizational learning, and support the promotion of our current employees within our Company. During calendar year 2020, a total of 36,104 employees received education and training through company-provided programs, with an average of 19 courses being completed by each participant over an average of 17.83 training hours.
We also maintain a full suite of compliance policies and procedures. We perform a routine review and revision of our policies and procedures to stay abreast of both internal and external developments. All employees receive updated policies and procedures for review, specifically those that are directly related to job function. Our compliance policies include a Code of Conduct related to sales, marketing, education, and entertainment activities with referral sources. These policies establish rules and procedures governing our employees’ interactions with current and potential referral sources as well as those with the ability to influence or recommend a referral to one of our providers, helping ensure current regulations and laws are followed.
Corporate Social Responsibility
Our values, rooted in trust, integrity, and service, lay the foundation for our commitment to corporate social responsibility. Beyond providing quality healthcare to some of the most vulnerable members of our society, we believe that to be truly successful, it's crucial that we do our part to improve healthcare in the United States. For us, that means we are contributing our time, talent, and resources to strengthen the communities where we do business, and we are engaging in ethical practices. We are committed to the principle that when our local communities thrive, we succeed.
Across the country, our agencies and employees contribute to worthy causes both locally and nationally, including United Way, Boys & Girls Clubs, Toys for Tots, and the American Heart Association, among countless other worthy social organizations. In 2020, we made approximately $1.5 million in charitable contributions. From a national perspective, we are proud to be among a handful of global companies and brands that sponsor the American Red Cross at its highest sponsorship level – the Annual Disaster Giving Program, including monetary donations, volunteering, sponsorships, regular shared communications, shared trainings, and co-branded initiatives.
Compliance and Business Ethics
We are firmly committed to the highest standards of ethics, integrity, professionalism, and compliance. Our compliance and ethics program includes auditing and monitoring, enhanced lines of communication between the Chief Compliance Officer and employees, consistency in the standards we set for ethics, and compliance and increased awareness of these standards through a robust training and education program. We also operate an independent third-party “Integrity Line” that encourages employees to report any concerns about unethical behavior, conflicts of interest, harassment, discrimination, abuse, or workplace safety violations.
Our code of conduct and ethics provides guidance to all of our employees, contractors and board members on carrying out daily activities within appropriate ethical and legal standards. The code of conduct and ethics was developed to help ensure we meet our ethical standards and comply with applicable laws, rules and regulations. It is a critical component of our overall compliance and ethics program and is an important resource — especially in situations where questions may arise about determining the right thing to do.
Safety, Health, & Wellness
The health and safety of our clinicians and other employees is our highest priority, and this is consistent with our operating philosophy. For example, in response to the COVID-19 pandemic, we promptly convened a cross-functional COVID-19 Task Force comprised of our leaders that continue to communicate with our clinicians and other employees concerning best practices and changes in our policies and procedures. We also implemented contingency planning policies, whereby many employees in our home offices located in Louisiana and Kentucky are continuing to work remotely in compliance with CDC recommendations. We continue to invest in technology and equipment that allows our remote work force to provide sustained and seamless functionality to our clinicians who continue to care for patients on service.
We have undertaken numerous tangible measures to promote the safety of our clinicians and other employees. For example, we have prepared and distributed to our clinicians across the country special kits of personal protective equipment and other supplies needed to properly treat our patients during the COVID-19 outbreak, adopted social distancing guidelines for our agencies and our home offices located in Louisiana and Kentucky and posted reminder signs and markers throughout our work spaces, adopted additional cleaning procedures at all locations, installed plexiglass shields at work spaces that require a physical protective barrier, and instituted temperature check points in our agencies and home office campuses. These and other measures have altered numerous clinical, operational and business processes and significantly increased our supplies and services costs. In addition to offering health insurance benefits options to all full-time employees, we also offer numerous other health and wellness benefit options including dental insurance, optical insurance, company-paid time off, company-paid holidays, tuition reimbursement, an employee hardship financial-assistance program, employee discount programs for health and wellness service memberships, company-paid short term disability insurance, and preferred rates on life, disability, and other insurance programs.
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
•the federal Anti-Kickback Statute and similar state laws;
•the federal Stark Law and similar state laws;
•false claims laws and regulations;
•HIPAA;

•laws and regulations imposing civil monetary penalties;
•environmental health and safety laws;
•licensing laws and regulations; and
•laws and regulations governing certificates of need and permits of approval.
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
The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock that is listed on the New York Stock Exchange or NASDAQ. If the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. For example, this Stark Law exception requires that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2020, 2019 and 2018, we have in excess of $75.0 million in stockholders’ equity.
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
HHS can also impose penalties for false or fraudulent claims and those that include services not provided as claimed. In addition, HHS may impose penalties on claims:

•for physician services that the person or entity knew or should have known were rendered by a person who was unlicensed, or by a person who misrepresented either their qualifications in obtaining their license or their certification in a medical specialty;
•for services furnished by a person who was, at the time the claim was made, excluded from the program to which the claim was made; or
•that show a pattern of medically unnecessary items or services.
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
The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses in the future. These audits and investigations have caused and could potentially continue to cause delays in collections, recoupments, retroactive adjustment to amounts previously paid from governmental payors. Currently, the Company has recorded $16.9 million in other assets, which are from government payors related to the disputed finding of pending ZPIC audits. Additionally, these audits and investigations may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), termination from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, any of which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition and results of operations.
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
Environmental, Health, and Safety Laws
We are subject to federal, state, and local regulations governing the storage, use, and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling, and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental laws and regulations. We are not aware of any violations related to compliance with environmental, health and safety laws through 2020.
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
The institutional pharmacy operations within our facility-based services segment are also subject to regulation by the various states in which we conduct the pharmacy business, as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, administered by the United States Drug Enforcement Administration, as a dispenser of controlled substances, our pharmacy operations must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. We are not aware of any violations of applicable laws relating to our institutional pharmacy operations through December 31, 2020.
Certificate of Need and Permit of Approval Laws
In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing, constructing, acquiring, or expanding certain health services, operations, or facilities. In these states, approvals are required for capital expenditures exceeding certain amounts that involve certain facilities or services, including home nursing agencies. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program. The following U.S. jurisdictions require certificates of need or permits of approval for home nursing agencies: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey,

New York, North Carolina, Rhode Island, South Carolina, Tennessee, Vermont, Washington, West Virginia, and the District of Columbia. In addition, the states of Louisiana and Mississippi continue to have state issued moratorium on the issuance of new licenses for home nursing agencies that we expect to remain in effect for 2021.
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
Accreditations
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of December 31, 2020, the Joint Commission had accredited 499 of our 537 home health locations, 95 of our 120 hospice locations, and five of our 12 LTACH locations. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
Employees
As of December 31, 2020, we had 27,959 employees, of which 14,341 were full-time. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.
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
For the years ended December 31, 2020 and 2019, we received 62.1% and 64.1%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. See Part I, Item 1. Reimbursement in this Annual Report on Form 10-K for additional information regarding reimbursements. Reductions in Medicare reimbursement could be caused by many factors, including:

•administrative or legislative changes to the base rates under the applicable prospective payment systems,
•the reduction or elimination of annual rate increases,
•the imposition or increase by Medicare of mechanisms shifting more responsibility for a portion of payment to beneficiaries, such as co-payments,
•adjustments to the relative components of the wage index used in determining reimbursement rates,
•changes to case mix or therapy thresholds,
•the reclassification of home health resource groups or long-term care diagnosis-related groups, or
•further limitations on referrals to long-term acute care hospitals from host hospitals.
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
Additionally, while the CARES Act reversed prior reductions in Medicare reimbursement through the 2% sequestration mandated by earlier legislation, we cannot anticipate when that sequestration reimbursement reduction will return. Further, Medicare routinely reclassifies home health resource groups and long-term care diagnosis-related groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our results of operations, net income and cash flows could be adversely impacted.
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
As a provider of health care services, we are subject to extensive regulation on the federal, state, and local levels. The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we conduct business, the services we offer, and our interactions with patients and other providers. See Part I, Item 1. Government Regulations in this Annual Report on Form 10-K for additional information concerning applicable laws and regulations. These laws and regulations, and their interpretations, are subject to frequent change. Changes in existing laws, regulations, their interpretations or the enactment of new laws or regulations could increase our costs of doing business, disrupt our business practices and cause our net income to decline. If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal and state reimbursement programs. Furthermore, complying with these regulations requires significant compliance related costs.
We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition, or results of operations.
The laws and regulations governing our operations are subject to constant change as a result of continued healthcare reform. Health care reform and other changes can result in significant costs to us, require us to change our methods of doing business and may be difficult to comply with. While we cannot predict the extent of future health care reform and changing healthcare laws or its impact on our business, financial condition, or results of operations, such reform and changes could materially and adversely affect us. We also anticipate that the Biden Administration will pursue healthcare reform that is significantly different than the healthcare reform pursued by the Trump Administration and that such reform may result in additional regulations and compliance costs. Any proposed federal health care reforms could have a meaningful impact on our business.
In addition, various health care reform proposals similar to recent federal reforms have also emerged at the state level, including in several states in which we operate. We cannot predict with certainty what health care initiatives, if any, will be implemented at the state level, or what the ultimate effect of state health care reform or any future legislation or regulation may have on us or on our business and consolidated financial condition, results of operations and cash flows.
There are also continuing efforts to reform governmental health care programs that could result in major changes in the health care delivery and reimbursement system on a national and state level, including changes directly impacting the reimbursement systems for our home health and hospice care services. Though we cannot predict what, if any, reform proposals will be adopted, healthcare reform and legislation may have a material adverse effect on our business and our financial condition, results of operations, and cash flows through decreasing payments made for our services.
Changes in our “Quality of Patient Care Star Ratings” could adversely affect our business.
CMS has instituted a star rating methodology for home health agencies to meet the Patient Protection and Affordable Care Act's ("PPACA") call for more transparent public information on provider quality. All Medicare-certified home health agencies would be eligible to receive a star rating (from 1 to 5 stars) based on a number of quality measures, such as timely initiation of care, drug education provided to patients, fall risk assessment, depression assessments, improvements in bed transferring, and bathing, among others. The “Quality of Patient Care Star Ratings” were first published in July 2015, and are updated quarterly thereafter based upon new data that is published with the ratings on the “Home Health Compare” section of the medicare.gov website. While we are pleased with the ratings received by our home health agencies and are striving to improve our results, failing to maintain satisfactory star rating scores could affect our rates of reimbursement and have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.
We face reviews, audits and investigations under our contracts with federal and state government agencies and private payors, and these audits could have adverse findings that may negatively impact our business.
We are subject to various routine and non-routine governmental reviews, audits and investigations. CMS engages third party contractors to conduct additional development request ("ADR") and other third party firms, including zone program integrity contractors ("ZPIC") and recovery audit contractors ("RAC"), to conduct extensive reviews of claims data and non-medical and other records to identify potential improper payments under the Medicare program. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the health care industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers. Although we have invested substantial time and effort in implementing policies and procedures to comply with laws and regulations, we could be subject to liabilities arising from violations. A violation of the laws governing our operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, and the termination of our rights to participate in federal and state-sponsored programs or the suspension or revocation of our licenses to operate. Our costs to respond to and defend reviews, audits, and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows. Moreover, an adverse review, audit, or investigation could result in:

•required refunding or retroactive adjustment of amounts we have been paid pursuant to the federal or state programs or from private payors,
•state or federal agencies imposing fines, penalties, and other sanctions on us,
•loss of our right to participate in the Medicare program, state programs, or one or more private payor networks, or
•damage to our business and reputation in various markets.

These results could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
If any of our agencies or facilities fail to comply with the conditions of participation in the Medicare program, that agency or facility could be terminated from Medicare, which could adversely affect our net service revenue and net income.
Our agencies and facilities must comply with the extensive conditions of participation in the Medicare program. These conditions of participation vary depending on the type of agency or facility, but, in general, require our agencies and facilities to meet specified standards relating to personnel, patient rights, patient care, patient records, administrative reporting, and legal compliance. If an agency or facility fails to meet any of the Medicare conditions of participation, that agency or facility may receive a notice of deficiency from the applicable state surveyor. If that agency or facility then fails to institute a plan of correction to correct the deficiency within the time period provided by the state surveyor, that agency or facility could be terminated from the Medicare program. We respond in the ordinary course to deficiency notices issued by state surveyors and none of our facilities or agencies have ever been terminated from the Medicare program for failure to comply with the conditions of participation. Any termination of one or more of our agencies or facilities from the Medicare program for failure to satisfy the Medicare conditions of participation could materially and adversely affect our net service revenue and net income.
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
Following the expiration of exemptions provided under the CARES Act, if our LTACHs fail to meet or maintain the standards for Medicare certification as LTACHs, such as for average minimum patient length-of-stay and restrictions on sources of referral (e.g. the 25 Percent rule), they will receive reimbursement under the prospective payment system applicable to general acute care hospitals rather than the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would likely result in our LTACHs receiving less Medicare reimbursement than they currently receive for their patient services. If any of our LTACHs were subject to payment as general acute care hospitals, our net service revenue and net income would decline.
Our hospice operations are subject to two annual Medicare caps. If any of our hospice providers exceeds such caps, our business and consolidated financial condition, results of operations and cash flows could be materially adversely affected.
Overall payments made by Medicare to each hospice provider number (generally corresponding to each of our hospice agencies) are subject to an inpatient cap amount and an overall payment cap amount, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from October 1 through September 30. If payments received under any of our hospice provider numbers exceeds either of these caps, we may be required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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
As of December 31, 2020, we operated in 16 states that require health care providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction, or expansion of health care facilities, to make certain capital expenditures, or to make changes in services or bed capacity. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.
Quality reporting requirements may negatively impact Medicare reimbursement.
Many of our business are subject to reporting requirements that if we fail to comply with may negatively impact future Medicare reimbursement. In particular, the PPACA established quality reporting requirements for hospice programs. Failure to submit required quality data will result in a 2 percentage point reduction to the market basket percentage increase for that fiscal year. The Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”) established requirements for home health agencies and other providers to submit standardized data. Failure to report data as required by the IMPACT ACT will subject providers to a 2% reduction in market basket prices then in effect. Similarly, CMS established a new “Pay-for-Reporting Performance Requirement” with which provider compliance with quality reporting program requirements can be measured. Home health agencies that do not submit quality measure data to CMS are subject to a 2% reduction in their annual home health payment update percentage. There can be no assurance that all of our agencies will continue to meet quality reporting requirements in the future which may result in one or more of our agencies seeing a reduction in its Medicare reimbursements. Regardless, these reporting requirements are costly and we, like other healthcare providers, will incur meaningful expenses in an effort to comply with these and future quality reporting requirements.
Risk Factors Related to Operations and our Growth Strategy
The COVID-19 pandemic has materially impacted our business, and will likely continue to impact our business in the future.
The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including work forces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions, which in turn has materially impacted our business. While we expect the COVID-19 pandemic to continue to impact our business in the near term, the extent and duration of the continued effects of the COVID-19 pandemic on our business and results of operations is unknown and will depend on future developments, which are highly uncertain and outside our control. These developments include the scope, duration and severity of the pandemic (including the possibility of further surges or variations of COVID-19), the timing and efficacy of the vaccination program in the states and locales in which we operate, further actions taken by governmental authorities, including future stimulus programs, in response to the pandemic and changing consumer and patient behavior. It is also possible that the pandemic and its aftermath will lead to a prolonged economic slowdown or recession in the U.S. economy. We may face interruption in the provision of our services, and increased costs of services, both of which could have a material and adverse impact on our business, results of operations and financial condition.
The majority of the Company’s revenues are derived from the provision of home health and hospice services. While demand for our home health services have not been materially impacted by COVID-19 to date, such demand could suffer depending on the duration and severity of the pandemic due to heightened anxiety among our patients regarding the risk of exposure to COVID-19 as a result of home health visits. Additionally, many of our patients are prescribed home health services after discharge from the hospital or after other surgeries and medical procedures. The pandemic has resulted and could continue to result in restrictions on or the avoidance or delay of health care visits and procedures. These and other factors related to COVID-19 could eventually reduce demand for our home health services.
Our ability to provide services to our patients depends first and foremost on the health and safety of our skilled nurses, home health aides, and therapists. While we continue to take significant precautions to enable our health care providers to continue to safely provide our important services to our patients during the pandemic and while we have not experienced material service interruptions to date during the pandemic, we could experience interruptions in our ability to continue to provide these services in the future. For example, if there is a reduction in our available healthcare providers due to concerns around COVID-19 related risks or if substantial numbers of our healthcare providers were to contract COVID-19 or otherwise be required to quarantine due to exposure to COVID-19, our ability to provide services to our patients may be significantly interrupted or suspended.
In addition to a number of factors that could adversely impact demand for our services and our ability to provide services to our patients, we may experience increased cost of care and reduced reimbursements as a result of COVID-19. In particular, we have experienced higher costs due to the higher utilization and cost of personal protective equipment as well as increased purchasing of other medical supplies, cleaning, and sanitization materials. If our patients suffer from increased incidence of and complications from illnesses, including COVID-19, our costs of providing care for our patients would increase. We may also face reduced reimbursement for our services through Medicare and commercial health care plans in the event that such plans do not adjust patient and other qualifications to address changes related to COVID-19. In addition, if our healthcare providers are unable to obtain vaccines in a timely manner or are not willing to receive a COVID-19 vaccine, demand for our services may be reduced if there is a perception that other service providers would offer less risk than our health care providers.
In addition, a number of our employees are continuing to work from home. While we have continued to invest in technology and equipment that allows our remote work force to provide continued and seamless functionality to our clinicians who continue to care for patients on service, remote working may heighten cybersecurity, information security, and operational risks and affect the productivity of our employees.
The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. The COVID-19 pandemic also may have the effect of heightening the other risk factors disclosed herein.
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
If we are unable to react competitively to new developments, our operating results may suffer. State certificates of need or permit of approval laws often limit the ability of competitors to enter into a given market, are not uniform throughout the United States and are frequently the subject of efforts to limit or repeal such laws. If states remove existing certificates of need or permit of approvals, we could face increased competition in these states. There can be no assurances that states will not seek to eliminate or limit their existing certificates of need or permit of approval programs, which could lead to increased competition in these states. Further, we may not be able to compete successfully against current or future competitors, which could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.
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
Our failure to negotiate favorable managed care contracts, or adapt to and comply with innovative reimbursement models, or our loss of existing favorable managed care contracts, could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
One of our strategies is to diversify our payor sources by increasing the business we do with managed care companies, and we strive to secure favorable contracts with managed care payors. However, we may not be successful in these efforts and we may not successfully adapt to and comply with increasingly innovative reimbursement models being sought by payors. Additionally, there is a risk that any favorable managed care contracts that we can secure may be terminated on short notice, since managed care contracts typically permit the payor to terminate without cause, typically on 60 days' notice. Such provisions can provide payors with leverage to reduce volume or obtain favorable pricing. Our failure to negotiate, secure, and maintain favorable managed care contracts and our inability to adapt to and comply with innovative reimbursement models could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Shortages in qualified nurses and other health care professionals could increase our operating costs significantly or constrain our ability to grow.
We rely on our ability to attract and retain qualified nurses and other health care professionals. The availability of qualified nurses nationwide has declined in recent years and competition for these and other health care professionals has increased, especially under the healthcare and economic crises experienced throughout the COVID-19 pandemic, and, therefore, salary and benefit costs have risen accordingly. Our ability to attract and retain nurses and other health care professionals depends on several factors, including our ability to protect our staff during the COVID-19 pandemic by providing adequate personal protective equipment and provide desirable assignments and competitive benefits and salaries. We may not be able to attract and retain qualified nurses or other health care professionals in the future. During the COVID-19 pandemic, we have experienced increased costs to attract and retain qualified skilled nursing and paraprofessional personnel and faced challenges in staffing patient care due to reductions in available work force. If these increased costs of attracting and retaining these professionals and providing them with attractive benefit packages or we are unable to overcome the challenges with workforce availability, our net income could decline. Moreover, if we are unable to attract and retain qualified professionals, the quality of services offered to our patients may decline or our ability to grow may be constrained. In addition, if we expand our operations into geographic areas where health care providers historically have been unionized, or if any of our care center employees become unionized, being subject to a collective bargaining agreement may have a negative impact on our ability to timely and successfully recruit qualified personnel and may increase our operating costs.
Additionally, a number of states require that direct care workers, such as our nurses, receive state-mandated minimum wage and/or overtime pay. Opponents of such policies argue that the new protections will make in-home care more expensive for government programs that pay for such services, and that these new rules and regulations could result in a reduction in covered services. We will continue to evaluate the effect of these various new rules and regulations on our operations.
The loss of certain Board of Directors, executive management, or key employees could have a material adverse effect on our operations and financial performance.
Our success depends upon the continued service of our Board of Directors and employment of our executive management team and key employees and our ability to retain and motivate these individuals. If we lose the services of one or more of our Board of Directors, executive officers, or key employees, we may not be able to successfully manage our business, achieve our business goals, or replace them with equally qualified personnel. The loss of any of our executive officers or key employees could have a material adverse effect on our operations and financial performance. Furthermore, while our board has undertaken succession planning there is no guarantee that such succession planning will be successful and any management succession or transition involves inherent risk that could hinder our strategic planning, execution and future performance.
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
Our growth strategy involves the acquisition of agencies throughout the United States. These acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees or patients of acquired agencies, the delay in payments associated with change in ownership, control, and the internal process of the Medicare fiscal intermediary, and the exposure to unforeseen liabilities of acquired agencies. Additionally, operations that we acquire must be integrated into our various information systems in an efficient and effective manner. If we are unable to integrate and transition any acquired business into our information systems, we could incur unanticipated expenses, suffer disruptions in service, experience regulatory issues, lose revenue from the operation of such business and fail to realize the anticipated benefits of such acquisitions.
Further, the financial benefits we expect to realize from many of our acquisitions are largely dependent upon our ability to improve clinical performance, overcome regulatory deficiencies, and improve the reputation of the acquired business in the community and control costs. We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner, having a material adverse effect on our operations. In addition, we may be exposed to unforeseen liabilities of an acquired company, which liabilities may not be covered by insurance or indemnification from sellers and may be material.
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
We intend to continue growing through the acquisition of additional home-based and hospice agencies and the formation of joint ventures with hospitals for the operation of home-based and hospice agencies. We face competition for acquisition and joint venture candidates, which may limit the number of acquisition and joint venture opportunities available to us or lead to the payment of higher prices for our acquisitions and joint ventures. We cannot guarantee that we will be able to identify suitable acquisition or joint venture opportunities in the future or that any such opportunities, if identified, will be consummated on favorable terms, if at all. Without successful acquisitions or joint ventures, our future growth rate could decline. In addition, we cannot guarantee that any future acquisitions or joint ventures, if consummated, will result in further growth.
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
In conjunction with the Almost Family Merger, we obtained controlling interests in (a) Imperium Health Management, LLC, an Accountable Care Organization ("ACO") enablement and management company, (b) Long Term Solutions, Inc., a provider of in-home nursing assessments for the long-term care insurance industry, and (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for home-bound or home-limited patients with chronic and acute illnesses who have difficulty traveling to a doctor's office. These investments, which make up our HCI segment, are highly speculative, at risk and we may choose to make further investments, all of which may ultimately provide no return and could lead to a total loss of our investment.

Furthermore, portions of our HCI segment compete in new and developing markets with new competitors or solutions developed and introduced to the market regularly. Such new products may capture market share more quickly or may have access to more capital than the capital we have allocated for such projects. Our efforts to bring new solutions to the market may prove unsuccessful, may prove to be unprofitable, or may prove to be costlier to bring to market than anticipated. Our investments in these activities are highly speculative in nature and subject to loss. Specifically, our assessment subsidiary competes with larger, better capitalized competitors, while also being particularly reliant on a small number of large customers, the loss of which could significantly and adversely impact its results.
Our HCI segment also primarily provides strategic health management services to ACOs that have been approved to participate in the Medicare Shared Savings Program (“MSSP”). ACO’s and the MSPP are relatively new and are subject to meaningful regulation with various regulators having adopted or considering the adoption of new legislation, rules, regulations and guidance relating to formation and operation of ACOs. Failure to comply with legal or regulatory restrictions may result in CMS terminating the ACO's agreement with CMS and/or subjecting the ACO to loss of the right to engage in some or all business in a state, payments fines or penalties, or may implicate federal and state fraud and abuse laws relating to anti-trust, physician fee-sharing arrangements, anti-kickback prohibitions, prohibited referrals, any of which may adversely affect our HCI segment’s operations and/or profitability.
Failure of, or problems with, our critical software or information systems could harm our business and operating results.
We depend upon reliable and secure information systems to provide valuable tools by which we manage our business, comply with legal requirements, provide services, and bill and collect for our services. In addition to our Service Value Point system, our business is also substantially dependent on non-proprietary software provided by third-party vendors. For example, we utilize third-party software information systems for billing and maintaining patient claim receivables. Our business also depends on a comprehensive payroll and human resources system for basic payroll functions and reporting, payroll tax reporting, managing wage assignments and garnishments. Our business also supports the use of Electronic Visit Verification ("EVV") to collect visit submission information through our delivery of home and community-based, and we rely on third-party software vendors to provide continual maintenance, enhancements, as well as security of collected data. To the extent that our EVV vendors fail to support these processes, our internal operations could be negatively affected.
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
Our information systems are networked via public network infrastructure and standards based encryption tools that meet regulatory requirements for transmission of protected health information over such networks. We have built redundancy into our networks and installed privacy protection systems on our network and POC devices to prevent unauthorized access to proprietary, sensitive, and legally protected information. However, our technology may fail to adequately secure the confidential health information and personally identifiable information we maintain in our databases. Additionally, threats from computer viruses, instability of the public network on which our data transit relies, or other instances that might render those networks unstable or disabled would create operational difficulties for us, including difficulties effectively transmitting claims and maintaining efficient clinical oversight of our patients, as well as disrupting revenue reporting and billing and collections management, which could adversely affect our business or operations. If personal information or protected information of our patients, employees, or others with whom we do business is tampered with, stolen, or otherwise improperly accessed, we may incur fines and penalties associated with the breach of security or be required to take other action in response to judicial or regulatory actions arising out of the incident, including under HIPAA or other judicial acts.
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
We have been, and likely will continue to be, subject to attempts of computer hacking, vandalism and theft, malware, computer viruses, ransomware, and other malicious codes, phishing, employee error and malfeasance, catastrophes, unforeseen events, or other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks or events. Any future significant compromise or breach of our data security, whether external or internal, or misuse of patient, employee, third-party or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation. The proliferation of ever-evolving threats mean that we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any operations we acquire, and incur significant expenses on such security measures. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises, or misuses of data.
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
While we provide our employees with training and regular reminders on important measures they can take to prevent breaches or phishing schemes, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent, or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations.
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

The services we offer have an inherent risk of professional liability and substantial damage awards. At December 31, 2020, we have approximately 30,000 employees. In addition, we employ direct care workers on a contractual basis to support our existing workforce. We, and the nurses and other health care professionals who provide services on our behalf, may be the subject of medical malpractice claims. These nurses and other health care professionals could be considered our agents and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance that provides primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. In addition, we maintain multiple layers of umbrella coverage in the aggregate amount of $40.0 million that provide excess coverage for professional malpractice and other liabilities. We are responsible for deductibles and amounts in excess of the limits of our coverage. Claims that could be made in the future in excess of the limits of such insurance, if successful, could materially adversely affect our financial condition. In addition, our insurance coverage may not continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.
Risk Factors Related to Capital and Liquidity
Delays in reimbursement may cause liquidity problems.
Our business is characterized by delays in reimbursement, from the time we request payment for our services to the time we receive reimbursement or payment. Beginning in 2021, we can no longer bill for and receive a portion of our estimated reimbursement at the commencement of the 30-day billing period. Instead, we are required to bill for and collect the entirety of our services upon completion of the 30-day billing period, and we expect to be paid within 14 to 17 days from the billing date. If we have information system problems or issues arise with Medicare or other payors, we may encounter further delays in our payment cycle. For example, in the past we have experienced delays resulting from problems arising out of the implementation by Medicare of new or modified reimbursement methodologies or as a result of natural disasters, such as hurricanes. We have also experienced delays in reimbursement resulting from our implementation of new information systems related to our accounts receivable and billing functions.
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
On an ongoing basis, we review historical net cash realization for Medicare, Medicaid, and private insurance revenue that we will not be able to collect. This allows us to calculate the expected loss on our revenue for the period we are reporting. Our implicit price concessions may underestimate actual uncollectible revenue for various reasons, including:
•adverse changes in our estimates as a result of changes in related collection rates,
•inability to collect funds due to missed filing deadlines or inability to prove that timely filings were made,
•adverse changes in the economy generally exceeding our expectations, or
•unanticipated changes in reimbursement from Medicare, Medicaid and private insurance companies.
If our implicit price concessions are insufficient to cover losses on our revenue, our business, financial position and results of operations could be materially adversely affected.
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
The agreement and instruments governing our revolving credit facility contain, and the agreements and instruments governing future debt agreements may contain various restrictive covenants that, among other things, require us to seek consent or comply with or maintain certain financial tests and ratios in order to:
•incur more debt,
•redeem or repurchase stock, pay dividends or make other distributions,
•make certain investments,
•create liens,
•enter into transactions with affiliates,
•make unapproved acquisitions,
•enter into joint ventures,
•merge or consolidate,
•transfer or sell assets, and/or
•make fundamental changes in our corporate existence and principal business.
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
As of December 31, 2020, we had $1.6 billion of goodwill and intangible assets. We review goodwill and indefinite-lived intangible assets annually for impairment or whenever events or changes in circumstances indicate potential impairment. The goodwill assessment includes comparing the estimated fair value of each reporting unit to the carrying value of the reporting unit. If we determine that the estimated fair value of our goodwill or intangible assets is less than the applicable book value or carrying value, we could be required to record a non-cash impairment charge to our consolidated statements of operations. Because goodwill and intangible assets represent a significant portion of the assets reflected on our consolidated balance sheets, any future impairment of these assets could result in a non-cash charge to our consolidated statements of operations and have a material adverse effect on our earnings, debt covenants, and ability to access capital.
Risk Factors Related to General Economic and Market Conditions
Current economic conditions and continued decline in spending by the federal and state governments could adversely affect our results of operations and cash flows.

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
The majority of our patients are older individuals and others with complex medical challenges, many of whom may be more vulnerable than the general public during a pandemic or other public health catastrophe. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable patients. For example, in connection with the COVID-19 pandemic, we suffered losses to our consumer population and faced reductions in the availability of our clinical and para-professional employees. Additionally, we incurred higher than expected labor costs for existing staff and were required to hire replacements for affected workers at higher costs. Accordingly, the occurrence of certain public health catastrophes, including an extended continuation of the current COVID-19 pandemic, could cause material adverse effect on our financial condition and results of operations.
Hurricanes or other adverse weather events could negatively affect the local economies in which we operate or disrupt our operations, which could have an adverse effect on our business or results of operations.
Our operations along coastal areas in the United States are particularly susceptible to adverse weather events, such as hurricanes and flooding. Adverse weather events could disrupt our business and results of operations, result in damage to our properties, and negatively affect the local economies in which we operate. Furthermore, climate change may increase the frequency and severity of such adverse weather events. Although we maintain insurance coverage, we cannot guarantee that our insurance coverage will be adequate to cover any losses or that we will be able to maintain insurance at a reasonable cost in the future. If our losses from business interruption or property damage exceed the amount for which we are insured, our results of operations and financial condition would be adversely affected.
Certain provisions of our charter, bylaws, and Delaware law may delay or prevent a change in control of the Company.
Delaware law and our governing documents contain provisions that may enable our Board of Directors to resist a change in control of us. These provisions include:
•staggered terms for our Board of Directors,
•limitations on persons authorized to call a special meeting of stockholders,
•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval,
•no cumulative voting for directors,
•director vacancies are filled by remaining directors (including vacancies resulting from removal), and
•advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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
Our principal executive office is located in Lafayette, Louisiana in a 66,846 square foot building. The Company owns the land and building, which houses the principal executive office, and is currently undergoing a home office expansion project. The Company has $48.2 million in construction in progress on its Consolidated Balance Sheets due to this project and estimates an additional $11.0 million of costs until the project is completed. The project is expected to be completed in the first half of 2021.
In addition, the Company leases two off-campus office buildings in Lafayette, Louisiana, where we occupy 22,571 and 24,416 square feet. We anticipate consolidating activities currently conducted in these two off-campus sites to the principal executive office location once the home office campus expansion project is completed.
Of our operating service locations, eight are owned by us and the remaining locations are in leased facilities. Most of our operating service locations are located in general commercial office space. Generally, the office leases have initial terms ranging from one to five years. Most of the leases either contain multiple options to extend the lease period ranging in one to three year increments or convert to a month-to-month lease upon the expiration of the initial term.
Ten of our LTACHs are HwHs, meaning we have a lease or sublease for space with the host hospital. Generally, our leases or subleases for LTACHs have initial terms of five years, but range from three to ten years. Most of our leases and subleases for our LTACHs contain multiple options to extend the term in the range of one to five year increments.
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

Sales of Unregistered Common Stock
None.
Market Information and Holders
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LHCG.” As of February 16, 2021, there were approximately 436 registered holders of record of our common stock.
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
Price Range of Common Stock
The following table provides the high and low prices of our common stock during each quarter in 2020 and 2019 as quoted by NASDAQ:

	High	Low
2020
Fourth Quarter	$231.49	$195.65
Third Quarter	213.08	174.26
Second Quarter	174.32	121.01
First Quarter	158.93	104.81
	High	Low
2019
Fourth Quarter	$137.76	$107.94
Third Quarter	126.58	112.96
Second Quarter	120.55	99.63
First Quarter	113.79	88.98
The closing price of our common stock as reported by NASDAQ on February 22, 2021 was $203.09.
Performance Graph
This item is incorporated by reference from our Annual Report to Stockholders for the fiscal year ended December 31, 2020.
Issuer Purchases of Equity Securities
None.

Item 6.	Selected Financial Data.
The selected consolidated financial data presented below is derived from our audited consolidated financial statements for each of the years in the five year period ended December 31, 2020. The financial data for the years ended December 31, 2020, 2019 and 2018 should be read together with our consolidated financial statements and related Notes included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Financial Statements and Supplementary Data included herein (amounts in thousands, except share and per share data).

Year Ended December 31,	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:
Net service revenue	$2,063,204	$2,080,241	$1,809,963	$1,062,602	$900,033
Gross margin	812,801	755,354	653,606	386,792	342,383
Operating income	178,105	151,614	111,001	74,682	70,562
Net income	137,933	113,852	78,923	60,386	45,942
Net income attributable to LHC Group, Inc.’s common stockholders	111,596	95,726	63,574	50,112	36,583
Net income attributable to LHC Group, Inc.'s common stockholders:
Basic	$3.59	$3.09	$2.31	$2.83	$2.08
Diluted	$3.56	$3.07	$2.29	$2.79	$2.07
Weighted average shares outstanding:
Basic	31,092,417	30,932,607	27,498,351	17,715,992	17,559,477
Diluted	31,365,765	31,209,824	27,773,396	17,961,018	17,682,820

As of December 31,	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash	$286,569	$31,672	$49,363	$2,849	$3,264
Total assets	2,483,354	2,140,295	1,928,715	793,702	614,071
Total debt	20,000	253,000	243,703	144,286	87,796
Total LHC Group, Inc. stockholders’ equity	1,528,770	1,413,323	1,316,925	448,868	395,126

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We provide post-acute health care services primarily to Medicare beneficiaries throughout the United States, through our home health agencies, hospice agencies, home and community-based, long-term acute care hospitals, and HCI. Our net service revenue decreased $17.0 million to $2.063 billion for the year ending December 31, 2020 from $2.080 billion for the year ending December 31, 2019 largely due to the impact from the COVID-19 pandemic. During 2020, we acquired 24 agencies, such that, as of December 31, 2020, we operated 827 locations in 35 states within the continental United States and the District of Columbia.
On April 1, 2018, we completed our Merger with Almost Family, whereby Almost Family became a wholly owned subsidiary of the Company. The accompanying audited results of operations for the years ended December 31, 2020 and 2019 include the results of Almost Family for the twelve month periods and operations for the year ended December 31, 2018 includes the results of operations for Almost Family for the period April 1, 2018 to December 31, 2018.
Segments
Our services are classified into five segments: (1) home health, (2) hospice, (3) home and community-based, (4) facility-based services, offered primarily through our LTACHs, and (5) HCI.
Through our home health services segment we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational and speech therapy. As of December 31, 2020, we operated 537 home health service locations, of which 322 are wholly-owned by us, 211 are majority-owned or controlled by us through equity joint ventures, two are controlled by us through license lease arrangements, and the remaining two are only managed by us.
Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2020, we operated 120 hospice locations, of which 56 are wholly-owned by us, 62 are majority-owned by us through equity joint ventures and two, are controlled by us through license lease arrangements.
Through our home and community-based, our services are performed by paraprofessional personnel, and include assistance to elderly, chronically ill, and disabled patients with activities of daily living. As of December 31, 2020, we operated 124 community-based services locations, of which 109 are wholly-owned and 15 are majority-owned through an equity joint venture.
We provide facility-based services principally through our LTACHs. As of December 31, 2020, we operated 11 LTACHs with 12 locations, of which all but three are located within host hospitals. We also operate two skilled nursing facilities, one pharmacy, a rural health clinic, one physician practice, one family health center, and 16 physical therapy clinics. Of these 34 facility-based services locations as of December 31, 2020, 23 are wholly-owned by us and 11 are controlled by us through equity joint ventures.
Our HCI segment reports on our developmental activities outside its other business segments. The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement and management company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments. The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs. They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have 12 HCI locations, with 11 being wholly-owned and one controlled by us through an equity joint venture.
The percentage of net service revenue contributed from each reporting segment for the each of the periods ended December 31, 2020, 2019 and 2018 was as follows:

Type of Segment	2020	2019	2018
Home Health	71.0%	72.3%	71.4%
Hospice	11.8	10.9	11.0
Home and Community-Based	9.4	10.0	9.5
Facility-Based	6.2	5.4	6.3
Healthcare Innovations	1.6	1.4	1.8
	100.0%	100.0%	100.0%

Development Activities
The following table provides a summary of our acquisitions, divestitures and internal development activities from January 1, 2019 through December 31, 2020. This table does not include two skilled nursing facilities, pharmacy, family health center, rural health clinic, physician practice, and physical therapy clinics through our facility-based services segment.

	Home Health Agencies	Hospice Agencies	Home and Community -Based Agencies	Long-Term Acute Care Hospitals	HCI
Total at January 1, 2019	555	108	81	12	12
Developed	4	—	24	—	—
Acquired (1)	16	8	2	1	—
Divested/Merged	(22)	(6)	—	—	(2)
Total at December 31, 2019	553	110	107	13	10
Developed	1	6	16	—	2
Acquired	13	6	4	—	—
Divested/Merged	(30)	(2)	(3)	(1)	—
Total at December 31, 2020	537	120	124	12	12
Recent Developments

Coronavirus and Coronavirus Aid, Relief, and Economic Security Act
The COVID-19 outbreak has adversely impacted economic activity and conditions worldwide, including work forces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions. After the declaration of a national emergency in the United States on March 13, 2020, in compliance with stay-at-home and physical distancing orders and other restrictions on movement and economic activity intended to reduce the spread of COVID-19, we have altered numerous clinical, operational, and business processes. While each of the states deemed healthcare services an essential business, allowing us to continue to deliver healthcare services to our patients, the effects of the pandemic have been wide-reaching. We have implemented contingency planning policies; whereby most employees in our home offices located in Louisiana and Kentucky are working remotely in compliance with CDC recommendations and federal and state governmental orders. We have invested in technology and equipment that allows our remote workforce to provide continued and seamless functionality to our clinicians who continue to care for our patients on service.
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
In response to COVID-19, the U.S. Government enacted the CARES Act on March 27, 2020. The following portions of the CARES Act impacted us during the twelve months ended December 31, 2020:
•Provider Relief Fund: During the twelve months ended December 31, 2020, we received $93.3 million from the Provider Relief Fund. We recognized no funds for the twelve months ended December 31, 2020 in our consolidated statements of income. The full amount received of $93.3 million is recorded as a short-term liability in government stimulus advance in our consolidated balance sheet. It is our intent to return the funds to the government.
•Accelerated and Advance Payments Program (AAPP): AAPP extended financial hardship relief to Medicare providers impacted by the COVID-19 pandemic in order to provide necessary funds when there is a disruption in claims submission and/or claims processing. As of December 31, 2020, we received $318 million of accelerated and advance payments. The recoupment of AAP will occur under a tiered approach. Beginning at one year from the date the payment was issued and continuing for 11 months, Medicare payments owed to providers will be recouped at a rate of 25%. If any amount of AAPP funds that we received from CMS remain unpaid after the initial 11 month period, CMS will recoup 50% of Medicare payments otherwise owed to us during the following six months. Interest will be assessed on any amount of the AAPP funds that we received from CMS that remain unpaid following those recoupment periods. CMS will issue a repayment letter to the Company for any such outstanding amounts, which must be paid in full within 30 days from the date of the letter. We intend to repay the full amount outstanding before any interest accrues.
•Suspension of the 2% sequestration payment adjustment: CMS suspended the 2% sequestration payment adjustment for patient claims with dates of services or end of period dates from May 1 through December 31, 2020. As of December 31, 2020, we recognized $18.1 million of net service revenue due to the suspension of the 2% sequestration payment adjustment during the twelve months ended December 31, 2020, respectively. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extends the suspension of the 2% sequestration payment adjustment to March 31, 2021.
•Waiver of the application of site-neutral payment: Under Section 1886(m)(6)(A)(i) of the Act, the claims processing systems will be updated to pay all LTACH cases admitted during the COVID-19 PHE period at the LTACH PPS standard federal rate, effective for claims with an admission date occurring on or after January 27, 2020 through the end of the PHE period. During the twelve months ended December 31, 2020, respectively, we recognized $19.2 million of net service revenue due to the suspension of site-neutral payments.
•Delaying payment of the employer portion of social security tax: The Company can defer payments of the employer portion of social security tax for 2020, which will be due in 50% increments, with the first due by December 31, 2021 and the second 50% due by December 31, 2022. As of December 31, 2020, we deferred $51.9 million of social security tax payments.
While during the twelve months ended December 31, 2020, we did not experience a material disruption in our ability to continue to provide services to our patients, there is no guarantee that we won’t experience such service disruption in the future or a decrease in demand for our services as a result of COVID-19. The rapid development and fluidity of this situation makes it difficult to predict the ultimate impact of COVID-19 on our business and operations. Nevertheless, COVID-19 presents a material uncertainty which could materially impact our business and results of operations in the future.
Home Health Services
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
Based on these estimates, the following are the final fiscal year 2021 base payment rates for various levels of care, which began on October 1, 2020 and will end on September 30, 2021 and fiscal year 2020 base payment rates for various levels of care, which began on October 1, 2019 and ended September 30, 2020 (payment rates for hospice providers not complying with the hospice quality reporting requirements will be 2% lower than the values referenced below):

Description	Fiscal Year 2021 Rate per patient day	Fiscal year 2020 Rate per patient day
Routine Home Care days 1-60	$199.25	$194.50
Routine Home Care days 61+	$157.49	$153.72
Continuous Home Care	$1,432.41	$1,395.63
Full Rate = 24 hours of care

$58.15 = hourly rate for 2020 $59.68 = hourly rate for 2021
Inpatient Respite Care	$461.09	$450.10
General Inpatient Care	$1,045.66	$1,021.25

Facility-Based Services
On August 2, 2018, CMS posted a display copy of the final rule for the annual update to Medicare payment rates and policies for the fiscal year 2019 inpatient hospitals prospective payment system and the LTACH PPS. The final rule was effective for discharges occurring on or after October 1, 2018 through September 30, 2019. CMS finalized a 0.9% overall increase in payments under the LTACH PPS in fiscal year 2019 based upon a 1% increase in payments for standard Federal payment rate cases and a 0.4% increase in payments for site neutral payment cases. On October 3, 2018, CMS published a correction to the final rule revising the fiscal year 2019 LTACH PPS standard Federal payment rate to $41,558.68 (instead of $41,579.65 as published in the final rule on August 2, 2018). CMS also finalized elimination of the 25 Percent Rule, but implemented a one-time budget neutrality adjustment of approximately 0.9% for fiscal year 2019 to cover the cost of elimination of the rule.
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
On August 2, 2019, CMS issued a final rule for the fiscal year 2020 LTACH-PPS. Overall, CMS expected LTACH-PPS payments to increase by approximately 1.0%, which reflected the continued statutory implementation of the revised LTACH-PPS payments. LTACH-PPS payments for fiscal year 2020 for discharges paid using the standard LTACH payment rate were expected to increase by 2.7% after accounting for the proposed annual standard Federal rate update for fiscal year 2020 of 2.5%, an estimated decrease in outlier payments of 0.2%, and other factors.
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
On September 2, 2020, CMS issued a final rule for the fiscal year 2021 LTACH-PPS. CMS expects LTACH-PPS payments to decrease by 1.1%, which reflects continued statutory implementation of the revised LTACH-PPS payment system. LTACH-PPS payments for fiscal year 2021 for discharges paid using the standard LTACH-PPS payment rate are expected to increase by 2.2% primarily due to the annual standard Federal rate update of 2.3%.
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
Operational Data
This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 27, 2020.
The following table sets forth, for the period indicated, each of our segment's data regarding census, admissions, billable hours and patient days:

	Three Months Ended March 31, 2020	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020	Three Months Ended December 31, 2020
Home Health:
Average census	76,978	77,530	82,254	83,686
Average Medicare census	46,093	44,811	47,120	47,219
Admissions	108,182	93,482	104,304	104,440
Medicare admissions	59,880	50,545	55,907	54,968
Hospice:
Average census	4,290	4,329	4,393	4,320
Average Medicare census	3,996	4,022	4,091	4,032
Admissions	5,060	4,869	5,077	5,454
Medicare admissions	4,528	4,269	4,569	4,809
Patient days	390,369	398,283	404,214	397,456
Home and Community-Based:
Billable hours	1,985,600	1,921,900	1,942,706	1,884,411
LTACHs:
Patient days	20,161	23,658	24,275	21,836
	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Three Months Ended September 30, 2019	Three Months Ended December 31, 2019
Home Health:
Average census	75,675	77,138	76,905	78,380
Average Medicare census	49,411	49,827	49,016	49,108
Admissions	96,267	95,058	97,689	100,445
Medicare admissions	58,904	57,327	57,560	58,216
Hospice:
Average census	3,752	4,070	4,187	4,238
Average Medicare census	3,447	3,760	3,883	3,914
Admissions	4,587	4,637	4,522	4,768
Medicare admissions	4,089	4,131	3,987	4,213
Patient days	337,649	370,407	385,164	389,926
Home and Community-Based:
Billable hours	2,271,894	2,292,719	2,276,984	2,111,816

LTACHs:
Patient days	19,636	19,970	18,918	20,313

Consolidated Results of Operations
The following table sets forth, for the period indicated, our consolidated results (amounts in thousands):

	Year Ended December 31,
	2020	2019
Consolidated Services Data:
Net service revenue	$2,063,204	$2,080,241
Cost of service revenue (excluding depreciation and amortization)	1,250,403	1,324,887
Gross margin	812,801	755,354
General and administrative expenses	632,847	596,006
Impairment of intangibles and other	1,849	7,734
Operating income	178,105	151,614
Interest expense	(4,129)	(11,155)
Income tax expense	36,043	26,607
Income attributable to noncontrolling interests	26,337	18,126
Net income available to LHC Group, Inc.’s common stockholders	$111,596	$95,726
Consolidated net service revenue was negatively impacted due to COVID-19, which affected all percentages of revenue disclosed below. The following table sets forth our consolidated results as a percentage of net service revenue, except income tax expense, which is presented as a percentage of income attributable to LHC Group, Inc.’s common stockholders:

	Year Ended December 31,
	2020	2019
Consolidated Services Data:
Cost of service revenue (excluding depreciation and amortization)	60.6%	63.7%
Gross margin	39.4	36.3
General and administrative expenses	30.7	28.7
Impairment of intangibles and other	0.1	0.4
Operating income	8.6	7.3
Interest expense	(0.2)	(0.5)
Income tax expense	24.4	21.7
Income attributable to noncontrolling interests	1.3	0.9
Net income attributable to LHC Group, Inc.’s common stockholders	5.4	4.6
Consolidated net service revenue for the year ended December 31, 2020 was $2.06 billion compared to $2.08 billion for the same period in 2019, a decrease of $17.0 million, or 0.8%.
Consolidated net service revenue was comprised of the following for the periods ending December 31:

Segment	2020	2019
Home Health	71.0%	72.3%
Hospice	11.8	10.9
Home and Community-Based	9.4	10.0
Facility-Based	6.2	5.4
Healthcare Innovations	1.6	1.4
	100.0%	100.0%
Revenue derived from Medicare represented 62.1% and 64.1% of our consolidated net service revenue for the years ended December 31, 2020 and 2019, respectively.

The following table sets forth each of our segment's revenue growth or loss, along with key applicable statistical data, for the twelve months ended December 31, 2020 and the related change from the same period in 2019 (amounts in thousands, except statistical data, and revenue excludes implicit price concessions):

	Organic (1)	Organic Growth (Loss)%	Acquired (2)	Total	Total Growth (Loss) %
Home Health
Revenue	$1,424,477	(4.8)%	$56,049	$1,480,526	(2.4)%
Revenue Medicare	$942,192	(9.7)	$36,844	$979,036	(7.4)
New admissions	391,471	1.6	18,937	410,408	5.4
New Medicare admissions	212,205	(7.4)	9,095	221,300	(4.6)
Average census	77,413	1.5	2,699	80,112	4.0
Average Medicare census	44,801	(8.2)	1,510	46,311	(6.1)
Home health episodes	337,730	(8.0)	12,509	350,239	(6.1)
Hospice
Revenue	$236,345	4.7	$10,683	$247,028	9.0
Revenue Medicare	$217,421	4.8	$9,984	$227,405	9.3
New admissions	19,443	5.5	1,017	20,460	10.5
New Medicare admissions	17,287	5.8	888	18,175	10.6
Average census	4,146	2.5	187	4,333	6.7
Average Medicare census	3,861	3.4	174	4,035	7.6
Patient days	1,522,280	3.1	68,042	1,590,322	7.2
Home and Community-Based
Revenue	$199,557	(6.5)	$3,269	$202,826	(5.4)
Billable hours	7,633,643	(13.9)	100,974	7,734,617	(13.2)
Facility-Based
LTACHs
Revenue	$123,491	20.1	$—	$123,491	20.1
Patient days	89,930	14.1	—	89,930	14.1
Other facility-based
Revenue	$9,071	(21.1)	$—	$9,071	(21.1)
Healthcare Innovations
Revenue	$34,135	14.1	$—	$34,135	14.1
Consolidated
Revenue	$2,027,076	(2.6)%	$70,001	$2,097,077	(0.2)%

(1) Organic - combination of same store, a location that has been in service with us for greater than 12 months, and de novo, an internally developed location that has been in service for 12 months or less.
(2) Acquired - purchased locations that have been in service with us 12 months or less.
The decrease in our consolidated net service revenue in 2020 as compared to 2019 was due to several factors. Our home health revenue per episode decreased due to the 4.3% behavioral adjustment associated with the implementation of PDGM during 2020. In addition, COVID-19 caused our Medicare reimbursement to decline. The Medicare reimbursement was negatively impacted from the increase in LUPAs, a decrease in patient acuity, and a decrease in institutional admissions. Patient volumes declined in our home and community-based segment due to the continued impact of COVID-19.
Our home health and hospice segments received the benefit of the suspension of the 2% sequestration payment adjustment for Medicare claims with dates of service from May 1 through December 31, 2020. Our LTACHs received the benefit of the suspension of the 2% sequestration payment adjustment for Medicare claims with dates of service from May 1 through

December 31, 2020 and the waiver of site-neutral payments for LTACH Medicare claims admitted during the public health emergency.
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
The following table sets forth the reconciliation of total revenue disclosed above, which excludes implicit price concessions, to net service revenue recognized for the twelve months ended December 31, 2020 and 2019 (amounts in thousands):

	2020	% of Net Service Revenue	2019	% of Net Service Revenue
Revenue	$2,097,077		$2,101,908
Less: Implicit price concessions	33,873	1.6%	21,667	1.0%
Net service revenue	$2,063,204		$2,080,241
Cost of Service Revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2020		2019
Home Health
Salaries, wages, and benefits	$756,483	51.7%	$860,184	57.2%
Transportation	36,874	2.5	44,046	2.9
Supplies and services	55,306	3.8	34,805	2.3
Total	$848,663	58.0%	$939,035	62.4%
Hospice
Salaries, wages, and benefits	$107,539	44.1%	$101,927	44.9%
Transportation	7,572	3.1	7,733	3.4
Supplies and services	35,564	14.6	30,517	13.4
Total	$150,675	61.8%	$140,177	61.7%
Home and Community-Based
Salaries, wages, and benefits	$145,150	74.6%	$154,665	74.2%
Transportation	1,830	0.9	2,164	1.0
Supplies and services	3,398	1.7	988	0.5
Total	$150,378	77.2%	$157,817	75.7%
Facility-Based
Salaries, wages, and benefits	$62,360	48.5%	$51,941	46.5%
Transportation	113	0.1	280	0.3
Supplies and services	23,354	18.2	21,053	18.8
Total	$85,827	66.8%	$73,274	65.4%
Healthcare Innovations
Salaries, wages, and benefits	$14,299	44.1%	$13,707	46.2%
Transportation	264	0.8	444	1.5%
Supplies and services	297	0.9	433	1.5%
Total	$14,860	45.8%	$14,584	49.2%
Consolidated
Total	$1,250,403	60.6%	$1,324,887	63.7%

Consolidated cost of service revenue for the year ended December 31, 2020 was $1.25 billion compared to $1.32 billion for the same period in 2019, a decrease of approximately $74.5 million, or 5.6%.
Our cost of service revenue was impacted by:
•cost containment efforts within our home health and hospice segments due to streamlining of leadership within each respective segment as we completed the integration of Almost Family in 2019
•cost mitigation efforts associated with PDGM within the home health segment during 2020
•lower patient volumes and a decline of in-person visits at the beginning of the second quarter of 2020 due to COVID-19 policies implemented by public health and governmental authorities, which patient volumes and in-person visits began to stabilize during the end of the second quarter of 2020
•increased costs within each of our segments associated with significantly increased supplies and services costs related to COVID-19, including additional PPE purchases
•the sale of Ingenious Health at the beginning of 2019, which resulted in lower net service revenue during 2020 in our HCI segment offset by the recognition of MSSP earnings, which resulted in higher revenue in our HCI segment during 2020.
General and Administrative Expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2020		2019
Home Health
General and administrative	$452,232	30.9%	$426,775	28.4%
Depreciation and amortization	12,336	0.8	10,501	0.7
Total	$464,568	31.7%	$437,276	29.1%
Hospice
General and administrative	$64,369	26.4%	$59,341	26.2%
Depreciation and amortization	2,085	0.9	1,849	0.8
Total	$66,454	27.3%	$61,190	27.0%
Home and Community-Based
General and administrative	$43,789	22.5%	$42,647	20.5%
Depreciation	1,654	0.9	1,378	0.7
Total	$45,443	23.4%	$44,025	21.2%
Facility-Based
General and administrative	$39,464	30.7%	$34,991	31.3%
Depreciation and amortization	3,971	3.1	3,367	3.0
Total	$43,435	33.8%	$38,358	34.3%
Healthcare Innovations
General and administrative	$11,744	36.2%	$13,998	47.2%
Depreciation	1,203	3.7	1,159	3.9
Total	$12,947	39.9%	$15,157	51.1%
Consolidated
Total	$632,847	30.7%	$596,006	28.7%

Consolidated general and administrative expenses for the year ended December 31, 2020 were $632.8 million compared to $596.0 million for the same period in 2019, an increase of approximately $36.8 million, or 6.2%. The increase in general and administrative expenses as a percentage of net service revenue was a result of a decrease in our home health revenue per episode due to a decrease in our patient acuity caused by the COVID-19 pandemic. In addition, heightened costs and the additional administrative costs of COVID-19 and investments in our technology infrastructure increased our expenses during the year. Finally, the increase from 2019 to 2020 related to costs associated with the completion of certain acquisitions during the latter part of 2019 and the twelve months ended 2020.
Income Tax Expense
Consolidated income tax expense for the year ended December 31, 2020 was $36.0 million compared to $26.6 million for the same period in 2019. The increase in income tax expense was primarily attributable to the increase in our results of operations in 2020 as compared to 2019.
Liquidity and Capital Resources

Our cash balance at December 31, 2020 was $286.6 million, compared to $31.7 million at December 31, 2019. We have $529.9 million of available liquidity from cash and our revolving credit facility, net of $411.2 million liabilities associated with the AAPP and Provider Relief Fund. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our revolving credit facility will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months.

Liquidity
Our reported cash flows are affected by various external and internal factors, including the following:

•Operating Results – Our net income has a significant effect on our operating cash flows. Any significant increase or decrease in our net income could have a material effect on our operating cash flows.

•Timing of Acquisitions – We use a portion of our operating and/or financing cash flows for acquisitions. When the acquisitions occur at or near the end of a period, our cash outflows significantly increase.

•Timing of Payroll – Some of our employees are paid bi-weekly on Fridays, while others are paid weekly on Fridays. Operating cash outflows increase in reporting periods that end on a Friday.

•Self-Insurance Plan Funding – We are self-funded for health insurance and workers compensation insurance. Any significant changes in the amount of insurance claims submitted could have a direct effect on our operating cash flows.
Cash used in investing activities primarily relates to acquisitions of home nursing, hospice agencies, and LTACHs, while cash used by financing activities primarily relates to borrowings or payments on outstanding debt agreements and payments to our noncontrolling interest partners.
The following table summarizes changes in cash flows (amounts in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$529,247	$130,462
Investing activities	(82,500)	(107,902)
Financing activities	(191,850)	(40,251)
Change in cash	$254,897	$(17,691)
Cash at beginning of period	31,672	49,363
Cash at end of period	$286,569	$31,672
The CARES Act provided additional cash during the twelve months ended December 31, 2020 and increased our net cash provided by operating activities by $318 million of Accelerated and Advance Payments and $51.9 million payment deferral of our portion of social security payroll tax. This was offset by use of increased prepaid medical supplies due to the need of obtaining personal protective equipment to our clinicians and increased costs of salaries, wages and benefits associated with the increased staffing demands associated with our response to COVID-19. The Provider Relief Funds of $93.3 million offset our cash used in our financing activities. The remaining change in our financing activities was due to payments made on our line of credit.

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
Revolving loans under the Credit Agreement bear interest at, as selected by us, either in (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day, and (3) the Eurodollar Rate for one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar Rate plus a margin ranging from 1.50% to 2.25% per annum. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at the same time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon our consolidated Leverage Ratio, as defined in the Credit Agreement. The effective interest rates on our borrowings under the Credit Agreement were 2.19% and 3.71% as of December 31, 2020 and 2019, respectively.
At December 31, 2020, we had $20.0 million drawn, letters of credit in the amount of $25.4 million outstanding under the credit facility, and $454.6 million remaining borrowing capacity available under the Credit Agreement. At December 31, 2019, we had $253.0 million drawn and letters of credit outstanding in the amount of $28.4 million under our Credit Facility.
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
At December 31, 2020, we were in compliance with all debt covenants contained in the Credit Agreement governing our credit facility.

Contractual Obligations
The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2020 (amounts in thousands):

Payment Due by Period
Recorded Liabilities:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$20	$—	$20	$—	$—
Operating leases	112,702	36,451	27,802	31,504	16,945
Uncertain tax position (1)	6,203	6,203	—	—	—
Government stimulus advance	93,257	93,257	—	—	—
Other liabilities (2)	51,856	25,928	25,928	—	—
Other:
Purchase obligations (3)	10,972	10,972	—	—	—
Total contractual cash obligations	$275,010	$172,811	$53,750	$31,504	$16,945
(1) As of December 31, 2020, we recorded a liability for uncertain tax positions of $6.2 million. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for uncertain tax positions beyond one year, a reasonable estimate of the period of cash settlement beyond twelve months from the balance sheet date of December 31, 2020, cannot be made.
(2) Other liabilities reflects the amount we recorded for the deferral of employer social security payroll tax in accordance with the CARES Act.
(3) Primarily reflects future payments under various contractual arrangements related to the purchase of fixed assets.
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
The following table sets forth the percentage of net service revenue earned by category of payor for the respective years ending December 31:

Payor	2020	2019	2018
Medicare	62.1%	64.1%	65.4%
Medicaid	2.5	2.9	3.2
Other	35.4	33.0	31.4
	100.0%	100.0%	100.0%

Medicare
The following describes the payment models in effect during the twelve months-ended December 31, 2020. Such payment models have been subject to temporary adjustments made by CMS in response to COVID-19 pandemic as described elsewhere in this Annual Report on Form 10-K.
Home Health Services
Effective January 1, 2020, PDGM became the new payment model for the services provided to Medicare patients with dates of service on or after the effective date, including certain Medicare Advantage patients. Under PDGM, the initial certification of Medicare patient eligibility, plan of care, and comprehensive assessment is for a 60-day episode of care; however, unlike the former Medicare prospective payment system ("PPS"), where each 60-day episode of care could not be final billed until the episode was completed, PDGM provides for each 30-day period within the episode of care to be final billed upon completion.

As a result of PDGM, we now complete the final billing after each 30-day period instead of the former 60-day period under PPS. For each 30-day period, the patient is classified into one of 432 home health resource groups prior to receiving services. Each 30-day period is placed into a subgroup falling under the following categories: (i) timing being early or late, (ii) admission source being community or institutional, (iii) one of 12 clinical groupings based on the patient's principal diagnosis, (iv) functional impairment level of low, medium, or high, and (v) a co-morbidity adjustment of none, low, or high based on the patient's secondary diagnoses.
Each 30-day period payment from Medicare reflects base payment adjustments for case-mix and geographic wage differences. All Medicare patient claims with dates of service from January 1, 2020 through April 30, 2020 reflected a 2% sequestration reduction. The 2% sequestration reduction adjustment was suspended for patient claims with dates of service that began May 1, 2020 through December 31, 2020. In addition, payments may reflect one of three retroactive adjustments to the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment whereby the number of visits is dependent on the clinical grouping; and/or (c) a partial payment if the patient transferred to another provider or from another provider before completing the episode. The retroactive adjustments outlined above are recognized in net service revenue when the event causing the adjustment occurs and during the period in which the services are provided to the patient. We review these adjustments to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustments is subsequently resolved. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.

Hospice Services
We record revenue based upon the date of service at amounts equal to the estimated payment rates. We receive one of four predetermined daily rates based upon the level of care provided by us, which can be routine care, general inpatient care, continuous home care and respite care. There are two separate payment rates for routine care: payments for the first 60 days of care and care beyond 60 days. In addition to the two routine rates, we may also receive a service intensity add-on (“SIA”). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
The performance obligation is the delivery of hospice services to the patient, as determined by a physician, each day the patient is on hospice care.
Adjustments to Medicare revenue are made from regulatory reviews, audits, billing reviews and other matters. We estimate the impact of these adjustments based on our historical experience.
We are subject to variable consideration through an inpatient cap limit and an overall Medicare payment cap for each provider number. The inpatient cap relates to individual programs receiving more than 20% of their total Medicare reimbursement from inpatient care services, and the overall Medicare payment cap relates to individual programs receiving reimbursements in excess of a "cap amount", determined by Medicare to be payment equal to 12 months of hospice care for the aggregate base of hospice patients, indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on September 30 of each year. We monitor our limits on a provider-by-provider basis and record estimates of our liability for reimbursements in excess of the cap amount, if any, in the reporting period.
Facility-Based Services
Long-Term Acute Care Services
Gross revenue is recorded as services are provided under the LTACH prospective payment system. Each patient is assigned a long-term care diagnosis-related group. Payments are made at a predetermined fixed amount intended to reflect the average cost of treating a Medicare LTACH patient classified in that particular long-term care diagnosis-related group. For selected LTACH patients, the amount may be further adjusted based on length-of-stay and facility-specific costs, as well as in instances where a patient is discharged and subsequently re-admitted, among other factors. We calculate the adjustments based on historical averages of these types of adjustments for LTACH claims paid. Similar to other Medicare prospective payment systems, the rate is also adjusted for geographic wage differences. Net service revenue adjustments resulting from reviews and audits of Medicare cost report settlements are considered implicit price concessions for LTACHs and are measured at expected value.

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
Healthcare Innovations Services
The Company’s HCI segment provides strategic health management services to ACOs that have been approved to participate in the MSSP.  The HCI segment has service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any.  ACOs are legal entities that contract with CMS to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for individuals, improving health for populations and lowering costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each year. During the year ended December 31, 2020 and 2019, the HCI segment recorded net service revenue of $9.6 million and $2.9 million, respectively, related to the 2019 and 2018 ACO respective service periods, as certain ACO's served by the HCI segment received unembargoed calculations from CMS confirming the performance obligation had been met.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar rate or Base Rate. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $1.0 million and $2.4 million for the years ended December 31, 2020 and 2019, respectively.

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
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company's management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
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
Based on management’s testing and evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The attestation report of KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, is included herein.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the Company’s fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
LHC Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited LHC Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 26, 2021

Item 9B.	Other Information.
None noted.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 regarding our directors and executive officers is incorporated by reference from the information contained under the heading “Information About Directors, Nominees and Management” in the definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders.
The information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders.
The information required by this Item 10 regarding our corporate governance Nominating Committee and Audit Committee is incorporated by reference from the information contained under the heading “The Board of Directors and Corporate Governance” in the definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders.
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
The information required by this Item 11 regarding our executive compensation and Compensation Committee is incorporated by reference from the information contained under the heading “Executive Officer Compensation” in the definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 regarding our securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders.
Equity Compensation Plan Information

The following table provides information as of December 31, 2020, regarding shares of common stock that may be issued under the Company's existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Price of Outstanding Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a) (1)
Equity compensation plans approved by Stockholders:	—	$—	1,991,335

Equity compensation plans not approved by Stockholders:	—	—	—
Total	—	$—	1,991,335

(1) Includes 1,873,199 shares remaining available for issuance under the LHC Group, Inc. 2018 Long-Term Incentive Plan (all of which are available for issuance pursuant to grants of full-value stock awards) and 118,136 shares remaining available for issuance under the Amended and Restated LHC Group, Inc.'s 2006 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 regarding transactions with related persons and the independence of our Directors is incorporated by reference from the information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 regarding accounting and audit fees is incorporated by reference from the information contained under the heading “Principal Accountant Fees and Services” in the definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LHC Group, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases; as modified by ASUs 2018-01, 2018-10, 2018-11, and 2018-20.

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Evaluation of implicit price concessions for the Home Health segment

As discussed in Note 2 to the consolidated financial statements, net service revenue from contracts with customers is recognized in the period the performance obligations are satisfied under the contracts by transferring the requested services to patients in amounts that reflect the consideration which is expected to be received in exchange for providing patient care. Implicit price concessions include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from regulatory reviews, audits, billing reviews and other matters. The Company estimates implicit price concessions based on historical collection experience by payor class. Estimates of implicit price concessions are periodically reviewed to ensure they are reflective of current business and economic conditions and trends and indicative of the Company’s historical collections. The Company’s net service revenue for the year ended December 31, 2020 was $1,464 million, which is net of $17 million related to implicit price concessions.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s Home Health revenue process, including controls over the data used to support the estimated transaction prices. We assessed the outcome of the estimation of the implicit price concessions for the Home Health segment in the prior period financial statements by comparing a sample of current year collections to prior period accounts receivable to identify any circumstances or conditions that are relevant to the determination of the current year estimate. This assessment included testing a sample of accounts receivable that were written off in the current year. In addition, we evaluated the completeness and accuracy of the Company’s collections on Home Health revenue recorded by payor class by testing a sample of collections to assess the relevance and reliability of the current year estimated transaction prices.

/s/ KPMG LLP
KPMG LLP
We have served as the Company's auditor since 2008.
Baton Rouge, Louisiana
February 26, 2021

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash	$286,569	$31,672
Receivables:
Patient accounts receivable	301,209	284,962
Other receivables	11,522	10,832
Total receivables, net	312,731	295,794
Prepaid income taxes	—	9,652
Prepaid expenses	22,058	21,304
Other current assets	25,664	21,852
Total current assets	647,022	380,274
Property, building and equipment, net of accumulated depreciation of $82,721 and $69,441, respectively	138,366	97,908
Goodwill	1,259,147	1,219,972
Intangible assets, net of accumulated amortization of $17,659 and $16,431, respectively	315,355	305,556
Assets held for sale	1,900	2,500
Operating lease right of use asset	100,046	95,452
Other assets	21,518	38,633
Total assets	$2,483,354	$2,140,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$64,864	$83,572
Salaries, wages and benefits payable	88,666	85,631
Self insurance reserves	35,103	31,188
Government stimulus advance	93,257	—
Contract liabilities - deferred revenue	317,962	—
Current operating lease payable	32,676	28,701
Amounts due to governmental entities	1,516	1,880
Income taxes payable	21,464	—
Current liabilities - deferred employer payroll tax	25,928	—
Total current liabilities	681,436	230,972
Deferred income taxes	47,237	60,498
Income taxes payable	6,203	3,867
Revolving credit facility	20,000	253,000
Other long term liabilities	25,928	—
Operating lease payable	70,275	69,556
Total liabilities	851,079	617,893
Noncontrolling interest-redeemable	18,921	15,151
Commitments and contingencies
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock – $0.01 par value: 60,000,000 shares authorized; 36,355,497 and 36,129,280 shares issued, and 31,139,840 and 30,992,390 shares outstanding, respectively	364	361

Treasury stock – 5,215,657 and 5,136,890 shares at cost, respectively	(69,011)	(60,060)
Additional paid-in capital	962,120	949,321
Retained earnings	635,297	523,701
Total LHC Group, Inc. stockholders’ equity	1,528,770	1,413,323
Noncontrolling interest – non-redeemable	84,584	93,928
Total stockholders’ equity	1,613,354	1,507,251
Total liabilities and stockholders’ equity	$2,483,354	$2,140,295

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2020	2019	2018

Net service revenue	$2,063,204	$2,080,241	$1,809,963
Cost of service revenue (excluding depreciation and amortization)	1,250,403	1,324,887	1,156,357
Gross margin	812,801	755,354	653,606
General and administrative expenses	632,847	596,006	537,916
Impairment of intangibles and other	1,849	7,734	4,689
Operating income	178,105	151,614	111,001
Interest expense	(4,129)	(11,155)	(9,679)
Income before income taxes and noncontrolling interests	173,976	140,459	101,322
Income tax expense	36,043	26,607	22,399
Net income	137,933	113,852	78,923
Less net income attributable to noncontrolling interests	26,337	18,126	15,349
Net income attributable to LHC Group, Inc.’s common stockholders	$111,596	$95,726	$63,574
Earnings per share - basic:
Net income attributable to LHC Group, Inc.’s common stockholders	$3.59	$3.09	$2.31
Earnings per share - diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$3.56	$3.07	$2.29
Weighted average shares outstanding:
Basic	31,092,417	30,932,607	27,498,351
Diluted	31,365,765	31,209,824	27,773,396

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)

	LHC Group, Inc.						Noncontrolling interest -non- redeemable	Total equity	Non controlling interest - redeemable	Net income
	Common Stock				Additional paid-in capital	Retained earnings
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2017	$226	22,640,046	$(42,249)	4,890,504	$126,490	$364,401	$57,723	$506,591	$13,393
Net income	—	—	—	—	—	63,574	5,672	69,246	9,677	78,923
Acquired noncontrolling interest	—	—	—	—	—	—	41,055	41,055	8,230
Purchase of additional controlling interest	1	90,031	—	—	7,658	—	(371)	7,288	(7,706)
Sale of noncontrolling interest	—	—	—	—	(2,161)	—	6,016	3,855	590
Noncontrolling interest distributions	—	—	—	—	—	—	(2,546)	(2,546)	(9,588)
Nonvested stock compensation	—	—	—	—	9,358	—	—	9,358	—
Issuance of vested stock	3	212,355	—	—	—	—	—	3	—
Treasury shares redeemed to pay income tax	—	—	(7,124)	138,925	—	—	—	(7,124)	—
Merger consideration	127	12,765,288	—	—	795,278	—	—	795,405	—
Exercise of options	1	108,903	—	—	—	—	—	1	—
Issuance of common stock under Employee Stock Purchase Plan	—	18,725	—	—	1,342	—	—	1,342	—
Balances at December 31, 2018	$358	35,835,348	$(49,373)	5,029,429	$937,965	$427,975	$107,549	$1,424,474	$14,596
Net income	—	—	—	—	—	95,726	6,855	102,581	11,271	113,852
Acquired noncontrolling interest	—	—	—	—	—	—	10,478	10,478	—
Purchase of additional controlling interest	—	—	—	—	(2,183)	—	(18,382)	(20,565)	—
Sale of noncontrolling interest	—	—	—	—	819	—	794	1,613	—
Noncontrolling interest distributions	—	—	—	—	—	—	(13,366)	(13,366)	(10,716)
Nonvested stock compensation	—	—	—	—	9,646	—	—	9,646	—
Issuance of vested stock	2	210,986	—	—	—	—	—	2	—
Treasury shares redeemed to pay income tax	—	—	(10,687)	107,461	1,008	—	—	(9,679)	—
Exercise of stock options	1	63,051	—	—	—	—	—	1	—
Issuance of common stock under Employee Stock Purchase Plan	—	19,895	—	—	2,066	—	—	2,066	—
Balances at December 31, 2019	$361	36,129,280	$(60,060)	5,136,890	$949,321	$523,701	$93,928	$1,507,251	$15,151
Net Income	—	—	—	—	—	111,596	12,150	123,746	14,187	137,933
Acquired noncontrolling interest	—	—	—	—	—	—	5,854	5,854	3,508
Purchase of additional controlling interest	—	—	—	—	(1,709)	—	(22,204)	(23,913)	(382)
Sale of noncontrolling interest	—	—	—	—	(860)	—	6,150	5,290	—
Noncontrolling interest distributions	—	—	—	—	—	—	(11,294)	(11,294)	(13,543)
Nonvested stock compensation	—	—	—	—	14,347	—	—	14,347	—
Issuance of vested stock	3	195,618	—	—	—	—	—	3	—

Treasury shares redeemed to pay income tax	—	—	(9,202)	71,439	—	—	—	(9,202)	—
Exercise of stock options	—	16,286	251	7,328	(1,156)	—	—	(905)	—
Issuance of common stock under Employee Stock Purchase Plan	—	14,313	—	—	2,177	—	—	2,177	—
Balances at December 31, 2020	$364	36,355,497	$(69,011)	5,215,657	$962,120	$635,297	$84,584	$1,613,354	$18,921

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$137,933	$113,852	$78,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	21,249	18,254	16,362
Amortization and impairment of operating lease right of use asset	34,546	33,368	—
Stock-based compensation expense	14,347	9,646	9,358
Deferred income taxes	(13,261)	18,400	19,453
Loss on disposal of assets	412	802	319
Impairment of intangibles and other	1,849	7,734	4,370
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(16,561)	(38,907)	(362)
Prepaid expenses	(754)	3,530	(6,465)
Other assets	(3,169)	(2,923)	(3,792)
Prepaid income taxes	9,652	(78)	(2,519)
Accounts payable and accrued expenses	(22,506)	(457)	(9,988)
Salaries, wages, and benefits payable and self-insurance reserves	6,482	(2,625)	3,411
Other long term liabilities	51,856	—	—
Contract liabilities - deferred revenue	317,962	—	—
Operating lease payable	(34,226)	(28,062)	—
Income tax payable	23,800	(431)	511
Net amounts due to/from governmental entities	(364)	(1,641)	(996)
Net cash provided by operating activities	529,247	130,462	108,585
Investing activities:
Cash paid for acquisitions, net of cash acquired	(24,545)	(74,293)	7,702
Proceeds from sale of assets	7,920	—	—
Purchases of property, building and equipment	(65,875)	(33,609)	(32,993)
Net cash used in investing activities	(82,500)	(107,902)	(25,291)
Financing activities:
Proceeds from line of credit	296,229	267,000	303,943
Payments on line of credit	(529,229)	(249,000)	(319,743)
Government stimulus advance	93,257	—	—
Proceeds from employee stock purchase plan	2,177	2,066	1,342
Payments on debt	—	(7,650)	(4,975)
Payments on deferred financing fees	—	—	(1,884)
Noncontrolling interest distributions	(24,837)	(24,082)	(12,134)
Purchase of additional controlling interest	(24,295)	(19,663)	(412)
Sale of noncontrolling interest	4,856	756	4,208
Withholding taxes paid on stock-based compensation	(10,008)	(10,687)	(7,125)
Exercise of options	—	1,009	—
Net cash (used in) provided by financing activities	(191,850)	(40,251)	(36,780)
Change in cash	254,897	(17,691)	46,514
Cash at beginning of period	31,672	49,363	2,849
Cash at end of period	$286,569	$31,672	$49,363
Supplemental disclosures of cash flow information
Interest paid	$5,011	$11,015	$9,067
Income taxes paid	$16,830	$10,109	$5,703
Non-Cash Operating activity:
Operating right of use assets in exchange for lease obligations	43,047	129,290	—
Non-Cash Investing activity:

Accrued capital expenditures	2,922	2,729	3,449
Consideration transferred for a business combination	—	—	795,412
Non-Cash Financing activity:
Purchase of additional controlling interest	—	—	7,705
Contribution of noncontrolling interest	230	—	—
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
As of December 31, 2020, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements, operated 827 service providers in 35 states within the continental United States and the District of Columbia.
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
Provider Relief Fund
During the twelve months ended December 31, 2020, the Company received $93.3 million in payments from the Provider Relief Fund. Based on the Company's improved and projected financial results, the Company intends to return these funds to the government and has recorded a short-term liability of $93.3 million in government stimulus advance in our consolidated balance sheets.

AAPP
During the twelve months ended December 31, 2020, the Company received $318.0 million of accelerated payments under the AAPP, which was recorded in contract liabilities - deferred revenue in our consolidated balance sheets in accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606"). When we received these AAPP funds in April 2020, the Centers for Medicare and Medicaid Services ("CMS") issued guidance that any AAPP funds that were not then repaid to CMS would be automatically recouped from Medicare amounts otherwise payable to us by CMS beginning 120 days after our receipt of such funds, until all AAPP funds have been completely repaid to or recouped by CMS.
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
Other
During the twelve months ended December 31, 2020, the Company recognized $18.1 million of net service revenue due to the suspension of the 2% sequestration payment adjustment. During the twelve months ended December 31, 2020, the Company recognized $19.2 million of net service revenue due to the suspension of LTACH site-neutral payments. As of December 31, 2020, the Company deferred $51.8 million of employer social security taxes, which $25.9 million was recorded in current liabilities - deferred employer payroll tax and $25.9 million was recorded in other long term liabilities on our consolidated balance sheets.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of the Company's accompanying consolidated financial statements and notes to the consolidated financial statements. Actual results could differ from those estimates.
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
Implicit price concessions are recorded for self-pay, uninsured patients and other payors by major payor class based on historical collection experience, and current business and economic conditions, representing the difference between amounts billed and amounts expected to be collected. The Company assesses the ability to collect for the healthcare services provided at the time of patient admission based on the verification of the patient's insurance coverage under Medicare, Medicaid, and other commercial or managed care insurance programs.
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
The following table sets forth the percentage of net service revenue earned by category of payor for each segment for the years ending December 31:

	2020	2019	2018
Home Health:
Medicare	66.8%	70.2%	71.8%
Managed Care, Commercial, and Other	33.2	29.8	28.2
	100.0%	100.0%	100.0%
Hospice:
Medicare	93.1%	92.0%	90.7%
Managed Care, Commercial, and Other	6.9	8.0	9.3
	100.0%	100.0%	100.0%
Home and Community-Based:
Medicaid	21.4%	23.2%	23.9%
Managed Care, Commercial, and Other	78.6	76.8	76.1
	100.0%	100.0%	100.0%
Facility-Based:
Medicare	55.0%	56.2%	59.7%
Managed Care, Commercial, and Other	45.0	43.8	40.3
	100.0%	100.0%	100.0%
Healthcare Innovations:

Medicare	19.2%	21.6%	22.8%
Managed Care, Commercial, and Other	80.8	78.4	77.2
	100.0%	100.0%	100.0%
Medicare
The following describes the payment models in effect during the twelve months ended December 31, 2020. Such payment models have been subject to temporary adjustments made by CMS in response to COVID-19 pandemic as described elsewhere in this Annual Report on Form 10-K.
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
Each 30-day period payment from Medicare reflects base payment adjustments for case-mix and geographic wage differences. All Medicare patient claims with end of period dates from January 1, 2020 through April 30, 2020 reflected a 2% sequestration reduction. The 2% sequestration reduction adjustment was suspended for patient claims with periods that ended May 1, 2020 through December 31, 2020. In addition, payments may reflect one of three retroactive adjustments to the total reimbursement: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment whereby the number of visits is dependent on the clinical grouping; and/or (c) a partial payment if the patient transferred to another provider or from another provider before completing the episode. The retroactive adjustments outlined above are recognized in net service revenue when the event causing the adjustment occurs and during the period in which the services are provided to the patient. The Company reviews these adjustments to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustments is subsequently resolved. Net service revenue and related patient accounts receivable are recorded at amounts estimated to be realized from Medicare for services rendered.
Hospice Services
The Company records revenue based upon the date of service at amounts equal to the estimated payment rates. The Company receives one of four predetermined daily rates based upon the level of care provided by the Company, which can be routine care, general inpatient care, continuous home care, and respite care. There are two separate payment rates for routine care: payment for the first 60-days of care and care beyond 60-days. In addition to the two routine rates, the Company may also receive a service intensity add-on ("SIA"). The SIA is based on visits made in the last seven days of life by a registered nurse or medical social worker for patients in a routine level of care.
The performance obligation is the delivery of hospice services to the patient, as determined by a physician, each day the patient is on hospice care.
Adjustments to Medicare revenue are made from regulatory reviews, audits, billing reviews and other matters. The Company estimates the impact of these adjustments based on our historical experience.
Hospice payments are subject to variable consideration through an inpatient cap and an overall Medicare payment cap. The inpatient cap relates to individual programs receiving more than 20% of its total Medicare reimbursement from inpatient care services and the overall Medicare payment cap relates to individual programs receiving reimbursements in excess of a “cap amount,” determined by Medicare to be payment equal to 12 months of hospice care for the aggregate base of hospice patients, indexed for inflation. The determination for each cap is made annually based on the 12-month period ending on September 30 of each year. The Company monitors its limits on a provider-by-provider basis and records an estimate of its liability for reimbursements received in excess of the cap amount, if any, in the reporting period.

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
Contingent Service Revenues
The HCI segment provides strategic health management services to Affordable Care Organizations ("ACOs") that have been approved to participate in the Medicare Shared Savings Program ("MSSP"). The HCI segment has service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any. ACOs are legal entities that contract with CMS to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for the individual, improving health for populations and lowering costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each year. During the years ended December 31, 2020 and 2019, the HCI segment recorded net service revenue of $9.6 million and $2.9 million, respectively, related to the 2019 and 2018 ACO respective service periods, as certain ACOs served by the HCI segment received a MSSP payment from CMS confirming the performance obligation has been met.
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
The following table sets forth the percentage of patient accounts receivable by payor for the years ended December 31:

	2020	2019
Medicare	55.3%	48.3%
Medicaid	9.2	9.4
Managed Care, Commercial, and Other	35.5	42.3

Total patient accounts receivable	100.0%	100.0%
Business Combinations
The Company accounts for its acquisitions in accordance with ASC 805, "Business Combinations" ("ASC 805") using the acquisition method of accounting. Assets typically acquired consist primarily of Medicare licenses, trade names, certificates of need, and/or non-compete agreements. The assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. The noncontrolling interest associated with joint venture acquisitions is also measured and recorded at fair value as of the acquisition date. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The operations of the acquisitions are included in the consolidated financial statements from their respective dates of acquisition. Acquisition transactions that occurred in 2020 and 2019 are further described in Note 3 and Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company currently carries professional liability insurance coverage on a claims made basis and general liability insurance coverage on an occurrence basis for this exposure with a $0.2 million deductible. The Company also carries Directors and Officers coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with a deductible of $2.0 million.
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
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of amounts paid for acquisitions over the fair value of net identifiable assets acquired less liabilities assumed. The Company assigns assets acquired, including goodwill, and liabilities assumed to one or more reporting units as of the date of the acquisition. The Company's reporting units are home health, hospice, home and community-based, LTACHs, and HCI. The LTACHs are incorporated in the Company's facility-based operating segment. The other locations within the facility-based segment do not share in the economic benefits of the LTACH reporting unit, and as such, are excluded from the annual impairment testing.
Goodwill and purchased intangible assets with indefinite useful live are not amortized. ASC 350, "Intangibles - Goodwill and Other" ("ASC 350") requires that all indefinite-lived intangible assets, such as goodwill, be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the asset is impaired. An entity may perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing whether the asset is impaired, the Company assess all relevant events and circumstances for each of the Company's reporting units.
The Company performs its annual impairment review of goodwill at November 30, and when a triggering event occurs between annual impairment tests. The Company assessed and reviewed factors such as: labor cost; financial performance, such as cash flows and planned revenue; regulatory factors; market considerations, such as market-dependent multiples; and access of capital. For 2020, the Company performed a qualitative assessment of goodwill for its reporting units of home health, hospice, home and community-based, and HCI. The Company performed a quantitative assessment of goodwill for its LTACH reporting unit based on current market considerations and market-dependent multiples. The Company determined that it is not more likely than not that the fair values of its reporting units are less than the carrying amounts. The Company has not recognized any goodwill impairment charges in 2020, 2019 or 2018 related to the annual impairment testing.

Components of the Company's reporting units are collections of markets of similar service offerings that operate collaboratively under a house of brands, i.e. multiple brands are used across markets, states, and segments. The Company recognized an impairment of $0.5 million for the twelve months ended December 31, 2020 and $0.6 million for each of the twelve months ended December 31, 2019 and 2018 related to goodwill associated with the closure of underperforming locations. The impairments were determined using prices of comparable business in respective markets.
Intangible assets: Indefinite-lived assets
The Company also has indefinite-lived assets that are not subject to amortization expense such as trade names, certificates of need, and Medicare licenses to conduct specific operations within geographic markets. The Company has concluded that trade names, certificates of need, and licenses have indefinite lives, because there are no legal, regulatory, contractual, economic or other factors that would limit the useful lives of these intangible assets and the Company intends to renew and operate the certificates of need and licenses and use the trade names indefinitely. In some cases, the value of licenses and certificates of need is increased by moratoriums in effect. These indefinite-lived intangible assets are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. The Company performed a qualitative assessment and determined that it is not more likely than not that the fair values of these assets are less than the carrying amounts. During the twelve months ended December 31, 2020, 2019 or 2018, the Company did not record an impairment charge related to indefinite-lived intangible assets in the annual impairment testing.
During the twelve months ended December 31, 2020, 2019 and 2018, the Company closed underperforming locations and impaired certificates of need or Medicare licenses for these providers. The Company recognized an impairment of $0.7 million, $7.1 million, and $3.7 million, respectively. During the year ended December 31, 2019, the impairment recognized of $7.1 million included $6.1 million related to impairment due to changes in moratorium regulations and $1.0 million related to the closure of underperforming locations. During 2019, CMS removed all federal moratoria with regard to Medicare provider enrollments in four states. The Medicare licenses were deemed impaired upon the notice of removal.
Intangible assets: Definite-lived assets
Included in intangible assets are definite-lived assets subject to amortization such as non-compete agreements, customer relationships, and defensive assets, which are defined as trade names that are not actively used. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from two to seventeen years. Amortization expense for the Company's definite-lived intangible assets for the years ended December 31, 2020, 2019 and 2018 was $1.2 million, $1.3 million, and $2.1 million, respectively. Amortization expense was recorded in general and administrative expenses.
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
Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of buildings is 39 years, while the estimated useful lives of transportation equipment, fixed equipment, office furniture, and computer equipment range from 3 to 15 years. The useful life for leasehold improvements is the shorter of the lease term or the expected life of the leasehold improvement.
In accordance with ASC 360, "Property, Plant, and Equipment", the Company evaluates its long-lived assets for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges recognized during the periods ended December 31, 2020, 2019, and 2018.

The following table describes the Company’s components of property, building and equipment for the years ended December 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Land	$7,339	$7,339
Building and leasehold improvements	40,766	36,142
Transportation equipment	19,821	12,470
Fixed equipment	365	376
Office furniture and medical equipment	104,557	94,993
Construction in progress	48,239	16,029
	221,087	167,349
Less accumulated depreciation	82,721	69,441
Property, building and equipment, net	$138,366	$97,908
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $20.0 million, $17.0 million and $14.1 million, respectively, which was recorded in general and administrative expenses. In addition, during the year ended December 31, 2020, the Company capitalized $1.1 million in interest costs related to the construction of its home office expansion project.
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
The carrying amount of each redeemable equity instrument presented in temporary equity as of December 31, 2020 is not less than the initial amount reported for each instrument. The activity of noncontrolling interest-redeemable for the twelve months ended December 31, 2020, 2019 and 2018 is summarized in the Company’s statements of changes in equity.
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of December 31, 2020, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
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
Earnings Per Share
The following table sets forth shares used in the computation of basic and diluted per share information for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Weighted average number of shares outstanding for basic per share calculation	31,092,417	30,932,607	27,498,351
Effect of dilutive potential shares:
Nonvested restricted stock	273,348	277,217	275,045
Adjusted weighted average shares for diluted per share calculation	31,365,765	31,209,824	27,773,396
Antidilutive shares	1,155	157,608	46,002
Assets Held for Sale
As of December 31, 2020, the Company's assets held for sale consisted of property and fixed assets of one hospice facility in Knoxville, Tennessee. The Company received a fair market valuation of the property reflecting a value of $1.9 million. The Company performed an impairment analysis and recorded an impairment charge of $0.6 million during the year ended December 31, 2020, which was recorded in impairment of intangibles and other on our consolidated statements of income.
Recently Adopted Accounting Pronouncements
In 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases; as modified by ASUs 2018-01, 2018-10, 2018-11, and 2018-20.
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

The ASU is effective for annual and interim periods in fiscal years beginning December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company's consolidated financial statements.

3. Acquisitions and Joint Venture Activities
2020 Acquisitions
The Company acquired the majority-ownership of thirteen home health agencies, six hospice agencies, four home and community-based agencies, and one physician practice during the twelve months ended December 31, 2020. The total aggregate purchase price for these transactions was $42.1 million. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows.
The Company funded three of these acquisitions in 2019 by paying cash consideration of $16.4 million. During the twelve months ended December 31, 2020, the Company received $3.1 million from an equity joint venture partnership for the partner's noncontrolling interest for one of the Company's acquired home health and hospice agencies. In separate transactions, the Company received $3.9 million for consideration of two equity joint venture partnerships, whereby the Company acquired home health, hospice, and home and community-based agencies for $6.6 million and sold membership interests in these agencies for $4.4 million. The transactions for the sale of the membership interests were accounted for as an equity transaction. The total cash consideration includes adjustments for assets acquired and liabilities assumed.
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
The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired during the twelve months ended December 31, 2020 (amounts in thousands):

Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed
Trade names	$4,796
Certificates of need/licenses	6,033
Other assets and (liabilities), net	(544)
Total identifiable assets	$10,285

Noncontrolling interest	9,361
Goodwill, including noncontrolling interest of $6,827	$40,099
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
2020 Joint Venture Activities
During the twelve months ended December 31, 2020, the Company purchased a portion of the noncontrolling membership interest in two of our equity joint venture partnerships, which prior to the purchase was classified as a nonredeemable noncontrolling interest in permanent equity. As a result of the purchases, the Company retained its controlling financial interests in the joint venture partnerships and the noncontrolling interest of our partner will continue to be classified as a nonredeemable noncontrolling interest in permanent equity. Total consideration for these noncontrolling interest purchases was $24.3 million.

During the twelve months ended December 31, 2020, the Company sold minority ownership interests associated with seven home health agencies and one hospice agency. The total consideration for the sale of such ownership interests was $5.1 million, of which $4.9 million was paid in cash and $0.2 million was a contribution of a trade name. The transaction was accounted for as an equity transaction.
2019 Acquisitions
The Company acquired the majority-ownership of 16 home health agencies, eight hospice agencies, two home and community-based agencies, and one LTACH location during the twelve months ended December 31, 2019. The total aggregate purchase price for these transactions was $61.8 million, of which $57.9 million was paid in cash. The purchase prices were determined based on the Company’s analysis of comparable acquisitions and the target market’s potential future cash flows. The allocation of the purchase price of these acquisitions were allocated to goodwill of $55.8 million, indefinite lived intangibles trade names of $7.4 million, certificates of need/licenses of $7.9 million, and other assets and assumed liabilities of $2.8 million. Acquired noncontrolling interest was $10.5 million.
2019 Joint Venture Activities
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

4. Goodwill and Other Intangibles, Net
The following table summarizes changes in goodwill and other intangibles assets by segment during the twelve months ended December 31, 2020 and 2019 (amounts in thousands):

	Home Health	Hospice	Home and community- based	Facility-based	HCI	Total
Goodwill
Balance as of December 31, 2018	$822,602	$118,583	$165,583	$14,194	$40,755	$1,161,717
Acquisitions	40,237	6,726	551	938	—	48,452
Noncontrolling interests	4,489	2,351	—	550	—	7,390
Adjustments and disposals	596	1,215	495	—	107	2,413
Balance as of December 31, 2019	$867,924	$128,875	$166,629	$15,682	$40,862	$1,219,972
Acquisitions	12,025	21,025	134	88	—	33,272
Noncontrolling interests	4,695	2,122	10	—	—	6,827
Adjustments and disposals	(644)	(280)	—	—	—	(924)
Balance as of December 31, 2020	$884,000	$151,742	$166,773	$15,770	$40,862	$1,259,147
Intangibles Assets
Balance as of December 31, 2018	$215,382	$37,010	$23,948	$4,147	$16,892	$297,379
Acquisitions	12,537	2,452	154	1,202	—	16,345
Amortization	(436)	(154)	(4)	(32)	(629)	(1,255)
Adjustments and disposals	(7,611)	1,282	(2)	—	(582)	(6,913)
Balance as of December 31, 2019	$219,872	$40,590	$24,096	$5,317	$15,681	$305,556
Acquisitions	7,193	4,212	127	—	—	11,532
Amortization	(556)	(70)	(15)	(6)	(581)	(1,228)
Adjustments and disposals	(505)	—	—	—	—	(505)
Balance as of December 31, 2020	$226,004	$44,732	$24,208	$5,311	$15,100	$315,355

The Company determined that there was no impairment for the goodwill of any reporting units as of December 31, 2020, 2019 and 2018 based on the Company's annual impairment testing. The Company did record $0.5 million of impairment of goodwill during the year ended December 31, 2020 and $0.6 million during the years ended December 31, 2019 and 2018. The goodwill impairment was due to the closure of underperforming locations. The amount of disposal of goodwill was determined using prices of comparable businesses in the market. This was recorded in impairment of intangibles and other on the Company's consolidated statements of income and disclosed in the changes in goodwill table in adjustments and disposals.
The Company performed an impairment analysis on its indefinite-lived intangible assets related to the Company's trade names, licenses and certificates of need and determined that it is not more likely than not that the fair values of the indefinite-lived intangible assets are less than its carrying amount as of November 30, 2020; however, the Company did record $0.7 million, $7.1 million, and $3.7 million during the years ended December 31, 2020, 2019 and 2018. During the years ended December 31, 2020 and 2018, the impairments related to closures of underperforming locations. During the year ended December 31, 2019, the impairments related to the lifting of a moratoria of $6.1 million and closure of underperforming locations of $1.0 million. The Medicare license impairment was a result of CMS action to remove all federal moratoria with regard to Medicare provider enrollment in four states. This was recorded in impairment of intangibles and other on the Company's consolidated statements of income and disclosed in the changes in intangible assets table in adjustments and disposals.
The following tables summarize the changes in intangible assets during the twelve months ended December 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Indefinite-lived intangible assets:
Trade Names	$168,700	$163,499
Certificates of Need/Licenses	135,013	129,689
Net total	$303,713	$293,188

Definite-lived intangible assets:
Trade Names
Gross carrying amount	$10,212	$10,182
Accumulated amortization	(9,480)	(9,229)
Net total	$732	$953
Non-compete agreements
Gross carrying amount	$7,267	$6,795
Accumulated amortization	(6,387)	(5,991)
Net total	$880	$804
Customer relationships
Gross carrying amount	$11,822	$11,822
Accumulated amortization	(1,792)	(1,211)
Net total	$10,030	$10,611
Total definite-lived intangible assets
Gross carrying amount	$29,301	$28,799
Accumulated amortization	(17,659)	(16,431)
Net total	$11,642	$12,368

Total intangible assets:
Gross carrying amount	$333,014	$321,987
Accumulated amortization	(17,659)	(16,431)
Net total	$315,355	$305,556

Remaining useful lives of trade names, customer relationships, and non-compete agreements were 8.8, 17.3, and 2.9 years, respectively at December 31, 2020. Similar amounts at December 31, 2019 were 9.8 and 18.2 and 2.8 years, respectively.
Amortization expense for the Company's intangible assets was $1.2 million, $1.3 million, and $2.1 million for the years ended December 31, 2020, 2019 and 2018, which was recorded in general and administrative expenses.
The estimated intangible asset amortization expense for each of the five years subsequent to December 31, 2020 is as follows (amounts in thousands):

Year	Amortization amount
2021	$1,187
2022	993
2023	831
2024	687
2025	687
Total	$4,385

5. Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.
 Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows (amounts in thousands):

	2020	2019
Deferred tax assets:
Allowance for uncollectible accounts	$8,065	$8,181
Accrued employee benefits	8,247	7,404
Stock compensation	2,373	2,037
Accrued self-insurance	6,596	6,688
Acquisition costs	1,635	1,569
Net operating loss carry forward	6,084	6,661
Intangible asset impairment	10	14
Lease payable	25,667	24,751
Government stimulus advance	19,114	—
Payroll tax	11,750	—
Other	285	332
Gross deferred tax assets	89,826	57,637
Less: valuation allowance	(3,876)	(3,850)
Net deferred tax assets	$85,950	$53,787
Deferred tax liabilities:
Amortization of intangible assets	(85,826)	(73,512)
Tax depreciation in excess of book depreciation	(14,065)	(9,247)
Prepaid expenses	(1,538)	(1,287)
Non-accrual experience accounting method	(743)	(1,468)
Right of use asset	(25,202)	(24,044)
Other	(5,813)	(4,727)
Deferred tax liabilities	(133,187)	(114,285)
Net deferred tax liability	$(47,237)	$(60,498)

Based on the Company’s historical pattern of taxable income, the Company believes it will produce sufficient income in the future to realize its deferred income tax assets. Management provides a valuation allowance for any net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.
The components of the Company’s income tax expense from continuing operations, less noncontrolling interest, were as follows (amounts in thousands):

	2020	2019	2018
Current:
Federal	$37,253	$4,678	$892
State	12,232	3,528	3,382
	49,485	8,206	4,274
Deferred:
Federal	(10,800)	14,549	15,383
State	(2,642)	3,852	2,742
	(13,442)	18,401	18,125
Total income tax expense	$36,043	$26,607	$22,399

A reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate for income taxes for each period is as follows:

	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.2	4.8	5.7
Nondeductible expenses	1.9	1.8	2.6
Uncertain tax position	1.5	(0.9)	(1.3)
Cares Act Enactment	(2.9)	—	—
Excess tax benefit	(1.7)	(2.5)	(2.6)
Credits and other	(0.6)	(2.5)	0.7%
Effective tax rate	24.4%	21.7%	26.1%
The Company is subject to both federal tax and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2012.
As of December 31, 2020, the Company has gross U.S. operating loss carry forwards of $5.8 million that are available to reduce future taxable income. If not used to offset taxable income, a portion of these losses will expire between 2032 and 2034. Losses generated in years ending after December 31, 2017 have an unlimited carryforward under the Tax Cut and Jobs Act ("2017 Tax Act"). Due to U.S. limitations on acquired operating losses, a valuation allowance has been established on $1.6 million of these losses.
Gross state operating loss carryforwards totaling $95.9 million at December 31, 2020 are being carried forward in jurisdictions where the Company is permitted to use tax losses from prior periods to reduce future taxable income. If not used to offset future taxable income, these losses will expire between 2021 and 2040. Due to uncertainty regarding the Company's ability to use some of the carryforwards, a valuation allowance has been established on $63.3 million of state net operating loss carryforwards. Based on the Company's historical record of producing taxable income and expectations for the future, the Company has concluded that future operating income will be sufficient to give rise to taxable income sufficient to utilize the remaining state net operating loss carryforwards.
The effective tax rate for the twelve months ended December 31, 2020 benefited from $2.4 million of excess tax benefits associated with stock-based compensation arrangements and $2.2 million ($4.3 million and $2.1 million, as further described below) associated with increased tax benefits associated with the CARES Act. For the twelve months ended December 31, 2019, the effective tax rate benefited from $3.0 million of excess tax benefits associated with stock-based compensation arrangements.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the 2017 Tax Act. Corporate taxpayers may carryback net operating losses ("NOLs") originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019, or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The effective tax rate for the twelve months ended December 31, 2020 benefited from a $4.3 million impact from the enactment of the CARES Act. The benefit was primarily driven by NOL carryback provisions and rate differential between the affected years. There was no material impact to our net deferred tax assets as of December 31, 2020.
U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized. The Company's unrecognized tax benefits would affect the tax rate, if recognized. The Company includes the full amount of unrecognized tax benefits in other noncurrent liabilities in the consolidated balance sheets. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. The impact of the CARES Act increased unrecognized tax benefits by $2.1 million, which also had an impact on the Company's effective tax rate for the twelve months ended December 31, 2020. The impact was primarily driven by the NOL carryback mentioned above to previously closed years. As of December 31, 2020 and December 31, 2019, the Company recognized $6.2 million and $3.9 million, respectively, in unrecognized tax benefits.
A reconciliation of the total amounts of unrecognized tax benefits follows:

Unrecognized tax benefits
As of January 1, 2019	$4,297
Acquired unrecognized tax position	—
Increased (decreased) in unrecognized tax benefits as a result of:
Tax positions taken in the current year	873
Lapse of statute of limitations	(1,303)
As of December 31, 2019	$3,867
Increased (decreased) in unrecognized tax benefits as a result of:
Tax positions taken in the current year	2,391
Lapse of statute of limitations	(55)
As of December 31, 2020	$6,203

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

Revolving loans under the Credit Agreement bear interest at, as selected by the Company, either a (a) Base Rate which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day and (3) the Eurodollar Rate for a one month interest period on such day plus 1.50%, plus a margin ranging from 0.5% to 1.25% per annum or (b) Eurodollar Rate plus a margin ranging from 1.50% to 2.25% per annum, with pricing varying based on the Company's quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon the Company's quarterly consolidated Leverage Ratio. The Base Rate at December 31, 2020 was 4.75% and the Eurodollar Rate was 2.19%. As of December 31, 2020, the effective interest rate on outstanding borrowings under the Credit Agreement was 2.19%.
As of December 31, 2020 the Company had $20.0 million drawn and letters of credit in the amount of $25.4 million outstanding under the credit facility. At December 31, 2019, the Company had $253.0 million drawn and letters of credit in the amount of $28.4 million outstanding under the Credit Facility.
Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with its debt covenants under the Credit Agreement at December 31, 2020.
The scheduled principal payments on long-term debt for each of the five years subsequent to December 31, 2020 is as follows (amounts in thousands):

Year	Principal payment amount
2021	$—
2022	—
2023	20
2024	—
2025	—
Total	$20
7. Stockholders’ Equity
Equity Based Awards
The 2018 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The total number of shares of the Company's common stock originally reserved were 2,210,544 shares of our common stock and a total of 1,873,199 shares are currently available for issuance. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
The Company issues stock-based compensation to employees in the form of nonvested stock, which is an award of common stock subject to certain restrictions. The awards, which the Company calls nonvested shares, generally vest over five years, conditioned on continued employment for the full incentive period. Compensation expense for the nonvested stock is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the grant date recognized on a straight-line basis over the requisite service period, which generally relates to the vesting period. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods if actual forfeitures differ to ensure that total compensation expense recognized is at least equal to the value of vested awards.
During 2020, employees and a consultant were granted 114,680 and 10,890, respectively, of nonvested shares of common stock. During 2019 and 2018, respectively, 163,250, and 213,105 nonvested shares were granted to employee all of which were granted pursuant to the 2018 Incentive Plan. The shares will vest over a period of five years, conditioned on continued employment and in accordance with the consulting agreement.
During 2020, 2019 and 2018, respectively, the Company granted 9,900, 17,880 and 13,600 nonvested shares of stock to the independent directors. The shares vest 100% on the one year anniversary date. During 2020, one retired director was granted 775 nonvested shares of common stock. The shares of the retired director vest 100% at the grant date. Shares granted to directors were pursuant to the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan.
The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of nonvested shares granted during the years ended December 31, 2020, 2019 and 2018 were $123.89, $110.56 and $64.11, respectively.
The following table represents the share grants stock activity for the year ended December 31, 2020:

	Nonvested stock		Options
	Number of Shares	Weighted average grant date fair value	Number of Shares	Weighted average grant date fair value
Share grants outstanding at December 31, 2019	534,331	$71.01	98,756	$40.71
Granted	136,245	123.89	—	—
Vested or exercised	(200,945)	128.85	(16,286)	32.93
Forfeited	—	—	(8,235)	43.86
Share grants outstanding at December 31, 2020	469,631	$89.69	74,235	$42.07
As of December 31, 2020, there was $30.7 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 2.92 years. The total fair value of shares vested in the year ended December 31, 2020, 2019 and 2018 were $12.2 million, $9.4 million, and $8.0 million, respectively. The Company recorded $14.3 million, $9.6 million and $9.4 million in compensation expense related to non-vested stock grants in the years ended December 31, 2020, 2019 and 2018, respectively.
Aggregate intrinsic value for options represents the estimated value of the Company's common stock at the end of the period in excess of the weighted average exercise price multiplied by the number of options exercisable. The aggregate intrinsic value of options outstanding at December 31, 2020 was $13.2 million. The total intrinsic value of options exercised during the year ended December 31, 2020 was $2.4 million. The following table summarizes information about stock options outstanding and exercisable at December 31, 2020:

Range of Exercise Price	Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
$0.00 - $30.00	15,737	3.02	$26.11
$30.01 - $40.00	20,609	5.18	$39.38
Over $40.00	37,889	6.45	$47.74
	74,235	4.91	$42.07
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
On June 20, 2013, the Amended and Restated Employee Stock Purchase Plan was approved by the Company’s stockholders. As a result of the amendment, the Employee Stock Purchase Plan was modified as follows:
•An additional 250,000 shares of common stock were authorized for issuance over the term of the Employee Stock Purchase Plan.
•The term of the Employee Stock Purchase Plan was extended from January 1, 2016 to January 1, 2023.
 The following table represents the shares issued during 2020, 2019, and 2018, under the Employee Stock Purchase Plan:

Number of Shares	Weighted Average Per Share Price

Shares available as of December 31, 2017	171,069
Shares issued in 2018	18,725	$71.12
Shares issued in 2019	19,895	$103.84
Shares issued in 2020	14,313	$152.10
Shares available as of December 31, 2020	118,136
Treasury Stock
In conjunction with the vesting of the nonvested shares of stock or exercise of options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. The Company redeemed 78,767, 107,461 and 138,925 shares of common stock related to these tax obligations during the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, shares were submitted by employees in lieu of paying the stock option exercise price that would have otherwise been due on exercise. Such shares are held in treasury stock and are available for reissuance by the Company. During the twelve months ended December 31, 2020, the Company reclassified $0.9 million between treasury and additional paid in capital for the exercise of options.
8. Leases

The Company determines if a contract contains a lease at inception date. The Company's leases are operating leases, primarily for office and office equipment, that expire at various dates over the next five years. The facility based leases have renewal options for periods ranging from one to nine years. As it is not reasonably certain these renewal options will be exercised, the options were not considered in the lease term, and payments associated with the option years are excluded from lease payments.
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
The Company recognizes operating lease right of use assets and operating lease payable based on the present value of the future minimum lease payments at the lease commencement date. The Company's leases do not provide implicit rates. Therefore, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. As of December 31, 2020, the weighted-average remaining lease term was 4.15 years and weighted-average discount rate was 4.51%. As of December 31, 2019, the weighted-average remaining lease term was 4.59 years and weighted-average discount rate was 4.77%.
The following table summarizes the operating lease right of use assets and related lease payables in the consolidated balance sheets at December 31, 2020 and 2019 (amounts in thousands):

	December 31, 2020	December 31, 2019
Operating lease right of use asset	$100,046	$95,452
Current operating lease payable	$32,676	$28,701
Long-term operating lease payable	$70,275	$69,556

The components of lease costs for operating leases for the years ended December 31, 2020 and 2019 were as follows: (amounts in thousands):

	2020	2019
Operating lease cost	$47,288	$45,595
Short-term lease cost	4,273	3,243
Variable lease cost	4,187	3,879
Total lease costs	$55,748	$52,717

Maturities of operating lease payables as of December 31, 2020 were as follows (amounts in thousands):

Year	Total
2021	36,451
2022	27,802
2023	19,247
2024	12,257
Thereafter	16,945
Total future minimum lease payments	112,702
Less: Imputed interest	(9,751)
Total	$102,951

9. Employee Benefit Plan
Defined Contribution Plan
The Company sponsors a 401(k) plan for all eligible employees. The plan allows participants to contribute up to the IRS 402(g) limits each year, both on a pretax and after tax basis, which was $19,500 in 2020. The plan also allows discretionary Company contributions as determined by the Company’s Board of Directors. Effective January 1, 2006, the Company implemented a discretionary match of up to two percent of participating employee contributions. The employer contribution will vest 25% in an employee's account for each year of service with the Company and 25% each additional year until it is fully vested in year four. Contribution expense to the Company was $11.9 million, $12.2 million and $10.1 million in the years ended December 31, 2020, 2019 and 2018, respectively.
10. Commitments and Contingencies
Contingencies
The Company provides services in a highly regulated industry and is a party to various proceedings and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including audits by Zone Program Integrity Contractors ("ZPICs") and Recovery Audit Contractors ("RACs") and investigations resulting from the Company's obligation to self-report suspected violations of law). Management cannot predict the ultimate outcome of any regulatory, other governmental, and internal audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. These audits and investigations have caused and could potentially continue to cause delays in collections and, recoupments from governmental payors. Currently, the Company has recorded $16.9 million in other assets, which are from government payors related to the disputed finding of pending ZPIC audits. Additionally, these audits may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.
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
The following tables summarize the Company’s segment information for the twelve months ended December 31, 2020, 2019 and 2018 (amounts in thousands):

	Year Ended December 31, 2020
	Home Health	Hospice	Home and Community-Based	Facility-Based	HCI	Total
Net service revenue	$1,463,779	$243,806	$194,584	$128,578	$32,457	$2,063,204
Cost of service revenue (excluding depreciation and amortization)	848,663	150,675	150,378	85,827	14,860	1,250,403
General and administrative expenses	464,568	66,454	45,443	43,435	12,947	632,847
Impairment of intangibles and other	1,249	600	—	—	—	1,849
Operating income (loss)	149,299	26,077	(1,237)	(684)	4,650	178,105
Interest expense	(2,856)	(469)	(390)	(297)	(117)	(4,129)
Income (loss) before income taxes and noncontrolling interests	146,443	25,608	(1,627)	(981)	4,533	173,976
Income tax expense (benefit)	30,435	4,925	(357)	(185)	1,225	36,043
Net income (loss)	116,008	20,683	(1,270)	(796)	3,308	137,933
Less net income (loss) attributable to noncontrolling interests	20,525	4,822	(171)	1,193	(32)	26,337
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$95,483	$15,861	$(1,099)	$(1,989)	$3,340	$111,596
Total assets	$1,741,044	$301,475	$263,708	$103,401	$73,726	$2,483,354

	Year Ended December 31, 2019
	Home Health	Hospice	Home and Community-Based	Facility-Based	HCI	Total
Net service revenue	$1,503,393	$226,922	$208,455	$111,809	$29,662	$2,080,241

Cost of service revenue (excluding depreciation and amortization)	939,035	140,177	157,817	73,274	14,584	1,324,887
General and administrative expenses	437,276	61,190	44,025	38,358	15,157	596,006
Impairment of intangibles and other	7,443	291	—	—	—	7,734
Operating income (loss)	119,639	25,264	6,613	177	(79)	151,614
Interest expense	(7,762)	(1,269)	(1,112)	(678)	(334)	(11,155)
Income (loss) before income taxes and noncontrolling interests	111,877	23,995	5,501	(501)	(413)	140,459
Income tax expense (benefit)	21,147	4,353	1,394	(204)	(83)	26,607
Net income (loss)	90,730	19,642	4,107	(297)	(330)	113,852
Less net income (loss) attributable to noncontrolling interests	14,651	3,979	(906)	435	(33)	18,126
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$76,079	$15,663	$5,013	$(732)	$(297)	$95,726
Total assets	$1,486,012	$244,105	$249,524	$91,337	$69,317	$2,140,295

	Year Ended December 31, 2018
	Home Health	Hospice	Home and Community-Based	Facility-Based	HCI	Total
Net service revenue	$1,291,457	$199,118	$172,501	$113,784	$33,103	$1,809,963
Cost of service revenue (excluding depreciation and amortization)	802,006	130,991	130,660	76,899	15,801	1,156,357
General and administrative expenses	378,124	60,933	40,467	39,638	18,754	537,916
Impairment of intangibles and other	1,816	186	(6)	554	2,139	4,689
Operating income (loss)	109,511	7,008	1,380	(3,307)	(3,591)	111,001
Interest expense	(7,060)	(1,529)	(76)	(545)	(469)	(9,679)
Income (loss) before income taxes and noncontrolling interests	102,451	5,479	1,304	(3,852)	(4,060)	101,322
Income tax expense (benefit)	22,711	1,227	420	(1,136)	(823)	22,399
Net income (loss)	79,740	4,252	884	(2,716)	(3,237)	78,923
Less net income (loss) attributable to noncontrolling interests	13,361	1,764	(275)	589	(90)	15,349
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$66,379	$2,488	$1,159	$(3,305)	$(3,147)	$63,574
Total assets	$1,336,988	$209,680	$236,072	$70,261	$75,714	$1,928,715

12. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable, accrued liabilities, and operating lease right of use assets and liabilities approximate their fair values. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the year ended December 31, 2020, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximates current rates.
13. Concentration of Risk
The Company operates in 35 states within the continental United States and the District of Columbia. The Company's facilities in Louisiana, Tennessee, Arkansas, Mississippi, Kentucky, Florida, and Alabama accounted for approximately 54.2%, 53.0% and 54.2% of net service revenue during the years ended December 31, 2020, 2019 and 2018, respectively. Any material change in the current economic or competitive conditions in these states could have a disproportionate effect on the Company’s overall business results.

14. Unaudited Summarized Quarterly Financial Information
The following table represents the Company’s unaudited quarterly results of operations (amounts in thousands, except share data):

	First Quarter 2020	Second Quarter 2020	Third Quarter 2020	Fourth Quarter 2020
Net service revenue	$512,871	$487,320	$530,684	$532,329
Gross margin	191,669	180,608	225,438	215,086
Net income attributable to LHC Group, Inc.’s common stockholders	22,024	44,692	14,500	30,380
Net income attributable to LHC Group' Inc.'s common stockholders
Basic earnings per share:	$0.71	$1.44	$0.47	$0.98
Diluted earnings per share:	$0.70	$1.43	$0.46	$0.97
Weighted average shares outstanding:
Basic	31,020,224	31,104,377	31,120,648	31,128,485
Diluted	31,303,172	31,324,474	31,410,862	31,442,674

	First Quarter 2019	Second Quarter 2019	Third Quarter 2019	Fourth Quarter 2019
Net service revenue	$502,585	$517,842	$528,499	$531,315
Gross margin	181,593	191,982	193,731	188,048
Net income attributable to LHC Group, Inc.’s common stockholders	18,856	25,000	30,067	21,803
Net income attributable to LHC Group' Inc.'s common stockholders
Basic earnings per share:	$0.61	$0.81	$0.97	$0.70
Diluted earnings per share:	$0.60	$0.80	$0.96	$0.70
Weighted average shares outstanding:
Basic	30,837,290	30,960,468	30,970,589	30,977,812
Diluted	31,187,098	31,200,930	31,247,196	31,270,149
Because of the method used to calculate per share amounts, quarterly per share amounts may not necessarily total to the per share amounts for the entire year.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

February 26, 2021	/s/ KEITH G. MYERS
Keith G. Myers
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith G. Myers and Dale G. Mackel and either of them (with full power in each to act alone) as true and lawful attorneys-in-fact with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEITH G. MYERS Keith G. Myers	Chief Executive Officer and Chairman of the Board of Directors	February 26, 2021

/s/ DALE G. MACKEL Dale G. Mackel	Chief Financial Officer, Principal Accounting Officer	February 26, 2021

/s/ KIMBERLY S. SEYMOUR Kimberly S. Seymour	Senior Vice President of Accounting, Chief Accounting Officer	February 26, 2021

/s/ MONICA F. AZARE Monica F. Azare	Director	February 26, 2021

/s/ TERI G. FONTENOT Teri G. Fontenot	Director	February 26, 2021

/s/ JONATHAN D. GOLDBERG Jonathan D. Goldberg	Director	February 26, 2021

/s/ CLIFFORD S. HOLTZ Clifford S. Holtz	Director	February 26, 2021

/s/ JOHN L. INDEST John L. Indest	Director	February 26, 2021

/s/ RONALD T. NIXON Ronald T. Nixon	Director	February 26, 2021

/s/ W. EARL REED, III W. Earl Reed, III	Director	February 26, 2021

/s/ W.J. “BILLY” TAUZIN W.J. “Billy” Tauzin	Director	February 26, 2021

/s/ BRENT TURNER Brent Turner	Director	February 26, 2021

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
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

10.8+	Amended and Restated Employment Agreement between Keith G. Myers and LHC Group, Inc. dated April 1, 2017 (previously filed as Exhibit 10.1 to the Form 8-K filed April 5, 2017).

10.9+	Amended and Restated Employment Agreement between Joshua L. Proffitt and LHC Group, Inc. dated October 7, 2019 (previously filed as Exhibit 10.1 to the Form 10-Q filed November 7, 2019).

10.10+	Employment Agreement between Bruce D. Greenstein and LHC Group, Inc. dated January 2, 2019 (previously filed as Exhibit 10.11 to the Form 10-K filed February 28, 2019).

10.11+	Employment Agreement between Nicholas Gachassin, III and LHC Group, Inc. dated June 25, 2018 (previously filed as Exhibit 10.12 to the Form 10-K filed February 28, 2019).

10.12+	Employment Agreement between Dale Mackel and LHC Group, Inc. dated November 2, 2020

10.13+
Amendment to LHC Group, Inc. Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, effective January 20, 2015. (previously filed as Exhibit 10.1 to LHC Group's Form 10-Q filed on May 7, 2015).

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dale Mackel, Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
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