Form 10-Q
period 2021-03-31
LHC Group, Inc
filed 2021-05-06
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of May 4, 2021: 31,666,163 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data) (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$292,317	$286,569
Receivables:
Patient accounts receivable	331,715	301,209
Other receivables	9,821	11,522
Amounts due from governmental entities	223	—
Total receivables	341,759	312,731
Prepaid expenses	26,038	22,058
Other current assets	23,561	25,664
Total current assets	683,675	647,022
Property, building and equipment, net of accumulated depreciation of $86,521 and $82,721, respectively	139,663	138,366
Goodwill	1,259,127	1,259,147
Intangible assets, net of accumulated amortization of $17,963 and $17,659, respectively	314,532	315,355
Assets held for sale	3,137	1,900
Operating lease right of use asset	101,193	100,046
Other assets	21,527	21,518
Total assets	$2,522,854	$2,483,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$63,975	$64,864
Salaries, wages, and benefits payable	110,327	88,666
Self-insurance reserves	33,893	35,103
Income tax payable	22,382	21,464
Government stimulus advance	93,257	93,257
Contract liabilities - deferred revenue	317,962	317,962
Current operating lease liabilities	32,627	32,676
Amounts due to governmental entities	1,164	1,516
Current liabilities - deferred employer payroll tax	25,928	25,928
Total current liabilities	701,515	681,436
Deferred income taxes	54,954	47,237
Income taxes payable	6,404	6,203
Revolving credit facility	—	20,000
Other long term liabilities	25,928	25,928
Long-term operating lease liabilities	71,431	70,275
Total liabilities	860,232	851,079
Noncontrolling interest — redeemable	17,939	18,921
Commitments and contingencies
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 60,000,000 shares authorized; 36,507,148 and 36,355,497 shares issued, and 31,240,270 and 31,139,840 shares outstanding, respectively	365	364
Treasury stock — 5,266,878 and 5,215,657 shares at cost, respectively	(78,552)	(69,011)
Additional paid-in capital	966,201	962,120
Retained earnings	669,956	635,297
Total LHC Group, Inc. stockholders’ equity	1,557,970	1,528,770
Noncontrolling interest — non-redeemable	86,713	84,584
Total stockholders' equity	1,644,683	1,613,354
Total liabilities and stockholders' equity	$2,522,854	$2,483,354
See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net service revenue	$524,835	$512,871
Cost of service revenue (excluding depreciation and amortization)	310,272	321,202
Gross margin	214,563	191,669
General and administrative expenses	163,249	157,866
Impairment of intangibles and other	177	—
Operating income	51,137	33,803
Interest expense	(263)	(2,768)
Income before income taxes and noncontrolling interest	50,874	31,035
Income tax expense	9,441	3,359
Net income	41,433	27,676
Less net income attributable to noncontrolling interests	6,774	5,652
Net income attributable to LHC Group, Inc.’s common stockholders	$34,659	$22,024

Earnings per share:
Basic	$1.11	$0.71
Diluted	$1.10	$0.70
Weighted average shares outstanding:
Basic	31,165	31,020
Diluted	31,432	31,303

See accompanying Notes to the Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	For the Three Months Ended March 31, 2021
	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2020	$364	36,355,497	$(69,011)	5,215,657	$962,120	$635,297	$84,584	$1,613,354
Net income (1)	—	—	—	—	—	34,659	4,469	39,128
Noncontrolling interest distributions	—	—	—	—	—	—	(2,417)	(2,417)
Purchase of additional controlling interest	—	—	—	—	(81)	—	(61)	(142)
Sale of noncontrolling interest	—	—	—	—	—	—	138	138
Nonvested stock compensation	—	—	—	—	3,513	—	—	3,513
Issuance of vested stock	1	148,447	—	—	—	—	—	1
Treasury shares redeemed to pay income tax	—	—	(9,541)	51,221	—	—	—	(9,541)
Issuance of common stock under Employee Stock Purchase Plan	—	3,204	—	—	649	—	—	649
Balance as of March 31, 2021	$365	36,507,148	$(78,552)	5,266,878	$966,201	$669,956	$86,713	$1,644,683

(1) Net income excludes net income attributable to noncontrolling interest-redeemable of $2.3 million during the three months ended March 31, 2021. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

(1) Net income excludes net income attributable to noncontrolling interest-redeemable of $3.6 million during the three months ended March 31, 2020. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$41,433	$27,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,999	5,133
Amortization of operating lease right of use asset	8,918	8,512
Stock-based compensation expense	3,513	3,680
Deferred income taxes	7,717	4,367
Amortization of operating leases	—	(13)
Loss on disposal of assets	31	47
Impairment of intangibles and other	177	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(28,805)	(67,470)
Prepaid expenses	(3,980)	(11,728)
Other assets	1,627	2,268
Prepaid income taxes	—	(4,537)
Accounts payable and accrued expenses	(2,894)	(11,159)
Salaries, wages, and benefits payable	20,451	24,826
Operating lease liabilities	(8,925)	(8,415)
Income taxes payable	1,119	2,298
Net amounts due to/from governmental entities	(575)	51
Net cash provided by (used in) operating activities	44,806	(24,464)
Investing activities:
Purchases of property, building and equipment	(4,849)	(13,502)
Proceeds from sale of property, building and equipment	45	1,149
Cash received (paid) for acquisitions	—	3,125
Proceeds from sale of an entity	200	—
Net cash used in investing activities	(4,604)	(9,228)
Financing activities:
Proceeds from line of credit	—	188,728
Payments on line of credit	(20,000)	(143,657)
Proceeds from employee stock purchase plan	649	610
Noncontrolling interest distributions	(5,704)	(4,874)
Withholding taxes paid on stock-based compensation	(9,541)	(7,064)
Purchase of additional controlling interest	(142)	(23,575)
Exercise of vested awards and stock options	—	160
Sale of noncontrolling interest	284	—
Net cash (used in) provided by financing activities	(34,454)	10,328
Change in cash	5,748	(23,364)
Cash at beginning of period	286,569	31,672
Cash at end of period	$292,317	$8,308
Supplemental disclosures of cash flow information:
Interest paid	$495	$2,830
Income taxes paid	$621	$1,269
Non-Cash Operating Activity:
Operating right of use assets in exchange for lease obligations	$11,748	$9,041
Non-Cash Investing Activity:
Accrued capital expenditures	$1,973	$2,226

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
As of March 31, 2021, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements operated 829 service locations in 35 states within the continental United States and the District of Columbia.
COVID-19 Update
SARS-CoV-2 ("COVID-19") continues to spread and various responses related to stay-at-home restrictions, travel restrictions, and other public health and safety measures continue to evolve. We communicate with our clinicians and other employees all updated policies and procedures as we monitor changes related to the pandemic. Policies and procedures related to social distancing and cleaning procedures remain in place as the safety of our patients and employees are vital. The effects of COVID-19 continue to materially impact our business.  As a result, operating results for the three months ended March 31, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021, and operating results for the three months ended March 31, 2021 may not be directly comparable to operating results for the three months ended March 31, 2020.
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
In addition, the CARES Act suspended the 2% sequestration payment adjustments on Medicare patient claims with dates of service from May 1 through December 31, 2020, suspended the application of site-neutral payment for LTACH admissions that were admitted during the Public Health Emergency ("PHE"), and delayed payment of the employer portion of social security tax. On April 14, 2021, Congress passed legislation to continue the suspension of sequestration payment adjustments of Medicare patient claims through December 31, 2021.
Provider Relief Fund
As of March 31, 2021, the Company had $93.3 million in payments from the Provider Relief Fund. The Company intends to return these funds to the government and has recorded a short-term liability of $93.3 million in government stimulus advance in our condensed consolidated balance sheets.
AAPP
As of March 31, 2021, the Company had $318.0 million of accelerated payments under the AAPP, which was recorded in contract liabilities - deferred revenue in our condensed consolidated balance sheets in accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606"). On October 1, 2020, the repayment and recoupment terms for AAPP funds were amended by the Continuing Appropriations Act, 2021 and Other Extensions Act, which provides that recoupment will begin one year from the date the AAPP funds were received. Under these revised terms, recoupment of AAPP will occur under a tiered approach. Beginning in the second quarter of 2021 and continuing for 11 months, CMS will recoup 25% of Medicare payments otherwise owed to the Company. If any amount of AAPP funds that we received from CMS remain unpaid after the initial 11 month period, CMS will recoup 50% of Medicare payments otherwise owed to the Company during the following six months. Interest will begin accruing on any amount of the AAPP funds that we received from CMS that remain unpaid following those recoupment periods. CMS will issue a repayment letter to the Company for any such outstanding amounts, which must be paid in full within 30 days from the date of the letter. The Company intends to repay the full amount before any interest accrues.
Other
During the three months ended March 31, 2021, the Company recognized $6.4 million of net service revenue due to the suspension of the 2% sequestration payment adjustment. During the three months ended March 31, 2021, the Company recognized $8.9 million of net service revenue due to the suspension of LTACH site-neutral payments. As of March 31, 2021, the Company deferred $51.8 million of employer social security taxes, $25.9 million of which was recorded in current liabilities - deferred employer payroll tax and $25.9 million of which was recorded in other long term liabilities on our condensed consolidated balance sheets.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, the related unaudited condensed consolidated statements of income for the three months ended March 31, 2021 and 2020, the unaudited condensed consolidated statements of changes in equity for the three months ended March 31, 2021 and 2020, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and related notes (collectively, these financial statements are referred to as the "interim financial statements" and together with the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). The 2020 Form 10-K was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021, and includes information and disclosures not included herein.
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Home health:
Medicare	64.1%	68.2%
Managed Care, Commercial, and Other	35.9	31.8
	100.0%	100.0%
Hospice:
Medicare	94.1%	92.0%
Managed Care, Commercial, and Other	5.9	8.0
	100.0%	100.0%
Home and community-based services:
Medicaid	29.2%	20.6%
Managed Care, Commercial, and Other	70.8	79.4
	100.0%	100.0%
Facility-based services:
Medicare	52.7%	54.8%
Managed Care, Commercial, and Other	47.3	45.2
	100.0%	100.0%
HCI:
Medicare	21.3%	24.6%
Managed Care, Commercial, and Other	78.7	75.4
	100.0%	100.0%
Medicare
The following describes the payment models in effect during the three months ended March 31, 2021. Such payment models have been subject to temporary adjustments made by CMS in response to COVID-19 pandemic as described elsewhere in this Quarterly Report on Form 10-Q. The 2% sequestration reduction adjustment was suspended for patient claims with dates of service that began May 1, 2020 through December 31, 2021.

Home Health Services
The Company records revenue as services are provided under the Patient Driven Groupings Model ("PDGM"). For each 30-day period, the patient is classified into one of 432 home health resource groups prior to receiving services. Each 30-day period is placed into a subgroup falling under the following categories: (i) timing being early or late, (ii) admission source being community or institutional, (iii) one of 12 clinical groupings based on the patient's principal diagnosis, (iv) functional impairment level of low, medium, or high, and (v) a co-morbidity adjustment of none, low, or high based on the patient's secondary diagnoses.
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
The following table sets forth shares used in the computation of basic and diluted per share information and, with respect to the data provided for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted average number of shares outstanding for basic per share calculation	31,165	31,020
Effect of dilutive potential shares:
Nonvested stock	267	283
Adjusted weighted average shares for diluted per share calculation	31,432	31,303
Anti-dilutive shares	120	120

Assets Held for Sale

As of March 31, 2021, the Company's assets held for sale was $3.1 million, which consisted of property and fixed assets of one hospice facility in Knoxville, Tennessee and one pharmacy operation in Lafayette, Louisiana.

During the three months ended March 31, 2021, the Company entered into an Asset Purchase Agreement with a buyer concerning the sale of one pharmacy operation located in Lafayette, Louisiana. The sale occurred during the second quarter of 2021 for a purchase price of $1.2 million.

Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifications to accounting for income taxes, which removes certain exceptions to the general principles of Topic 740 and adds guidance to reduce complexity in accounting for income taxes. The Company adopted the new guidance effective January 1, 2021. The adoption of the new guidance did not have a material impact to the Company.

Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. The pronouncement is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is currently evaluating the impact of this standard on the Company's consolidated financial statements.
3. Divestiture and Joint Venture Activities
Divestiture
During the three months ended March 31, 2021, the Company sold its controlling membership interests in a home health agency previously operated as an equity joint venture. The total consideration for this controlling interest sale was $0.2 million. The transaction was accounted for as a loss on the sale of an entity and recorded in general and administrative expenses.
Joint Venture Activities
During the three months ended March 31, 2021, the Company purchased the noncontrolling membership interest in one of our equity joint venture partnerships, whereby the agency became a wholly-owned subsidiary of the Company. The total consideration for this noncontrolling interest purchase was $0.1 million. The transaction was accounted for as an equity transaction.
During the three months ended March 31, 2021, the Company sold a noncontrolling membership interest in a home health agency previously operated as an equity joint venture. The total consideration for this noncontrolling interest sale was $0.3 million. The transaction was accounted for as an equity transaction.

4. Goodwill and Intangibles
The changes in recorded goodwill and intangible assets by reporting unit for the three months ended March 31, 2021 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Home and community-based services reporting unit	Facility-based reporting unit	HCI reporting unit	Total
Goodwill:
Balance as of December 31, 2020	$884,000	$151,742	$166,773	$15,770	$40,862	$1,259,147
Disposals	(20)	—	—	—	—	(20)
Balance as of March 31, 2021	$883,980	$151,742	$166,773	$15,770	$40,862	$1,259,127
Intangible assets:
Balance as of December 31, 2020	$226,004	$44,732	$24,208	$5,311	$15,100	$315,355
Amortization	(117)	(38)	(2)	(2)	(145)	(304)
Disposals	(519)	—	—	—	—	(519)
Balance as of March 31, 2021	$225,368	$44,694	$24,206	$5,309	$14,955	$314,532
The Company did record an impairment of $0.2 million related to the closure of underperforming locations. The amount of disposal of goodwill was determined using prices of comparable business in the market and the amount of disposal of the Medicare license was its carrying value at the time of closure. This was recorded in impairment of intangibles and other on the company's consolidated statements of income. In addition, the Company divested a Certificate of Need of $0.4 million, which was accounted for as a loss on the sale of an entity and recorded in general and administrative expenses.
The following tables summarize the changes in intangible assets during the three months ended March 31, 2021 and December 31, 2020 (amounts in thousands):

	2021	2020
Indefinite-lived intangible assets:
Trade names	$168,699	$168,700
Certificates of Need/Licenses	134,494	135,013
Net total	$303,193	$303,713

Definite-lived intangible assets:
Trade names
Gross carrying amount	$10,212	$10,212
Accumulated amortization	(9,514)	(9,480)
Net total	$698	$732
Non-compete agreements
Gross carrying amount	$7,267	$7,267
Accumulated amortization	(6,512)	(6,387)
Net total	$755	$880
Customer relationships
Gross carrying amount	$11,823	$11,822
Accumulated amortization	(1,937)	(1,792)
Net total	$9,886	$10,030
Total definite-lived intangible assets
Gross carrying amount	$29,302	$29,301
Accumulated amortization	(17,963)	(17,659)
Net total	$11,339	$11,642

Total intangible assets:
Gross carrying amount	$332,495	$333,014
Accumulated amortization	(17,963)	(17,659)
Net total	$314,532	$315,355

Remaining useful lives for trade names, customer relationships, and non-compete agreements were 8.5, 17.0, and 2.9 years, respectively, at March 31, 2021. Similar periods at December 31, 2020 were 8.8, 17.3, and 2.9 years for trade names, customer relationships, and non-compete agreements, respectively. Amortization expense was $0.3 million for each of the three months ended March 31, 2021 and 2020, respectively. Amortization expense was recorded in general and administrative expenses.

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
Revolving loans under the Credit Agreement bear interest at, as selected by the Company, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5% (2) the Prime Rate in effect on such day and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum, with pricing varying based on the Company's quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon the Company’s quarterly consolidated Leverage Ratio. The Base Rate as of March 31, 2021 was 4.00% and the LIBOR rate was 1.88%.
On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease the publication of LIBOR settings for 1-month, 3-month, 6-month, and 12-month LIBOR borrowings immediately on June 30, 2023. The announcement did not identify any successor administrator.
As of March 31, 2021, the Company had letters of credit issued in the amount of $25.4 million, and $474.6 million of remaining borrowing capacity available under the Credit Agreement. At December 31, 2020, the Company had $20.0 million drawn and letters of credit issued in the amount of $25.4 million under the Credit Facility.
Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with its debt covenants under the Credit Agreement at March 31, 2021.
6. Stockholder’s Equity
Equity Based Awards
The 2018 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The total number of shares of the Company's common stock originally reserved were 2,210,544 shares and a total of 1,754,704 shares are currently available for issuance. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
During the three months ended March 31, 2021, the Company granted 7,200 nonvested shares of common stock to independent directors under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares vest 100% on the one year anniversary date.
During the three months ended March 31, 2021, employees and a consultant were granted 105,560 and 5,735 shares, respectively, of nonvested shares of common stock pursuant to the 2018 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment and in accordance with the consulting agreement. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date.
The following table represents the share grants activity for the three months ended March 31, 2021:

	Restricted stock		Options
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Share grants outstanding as of December 31, 2020	469,631	$89.69	74,235	$42.07
Granted	118,495	185.00	—	—
Vested or exercised	(146,645)	185.61	—	—
Share grants outstanding as of March 31, 2021	441,481	$119.64	74,235	$42.07
As of March 31, 2021, there was $48.4 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.33 years. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight-line basis for shares of common stock that vest over time. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods if actual forfeitures differ to ensure that total compensation expense recognized is at least equal to the value of vested awards. The Company recorded $3.5 million and

$3.7 million of compensation expense related to nonvested stock grants for the three months ended March 31, 2021 and 2020, respectively.
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
The table below details the shares of common stock issued during 2021:

	Number of shares	Per share price
Shares available as of December 31, 2020	118,136
Shares issued during the three months ended March 31, 2021	3,204	$202.66
Shares available as of March 31, 2021	114,932
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock or the exercise of stock options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the three months ended March 31, 2021, the Company redeemed 51,221 shares of common stock valued at $9.5 million, related to share vesting tax obligations. Such shares are held as treasury stock and are available for reissuance by the Company.
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
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of March 31, 2021, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
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
The carrying amount of each redeemable equity instrument presented in temporary equity for the three months ended March 31, 2021 is not less than the initial amount reported for each instrument.
The following table summarizes the activity of noncontrolling interest-redeemable for the three months ended March 31, 2021 (amounts in thousands):

Balance as of December 31, 2020	$18,921
Net income attributable to noncontrolling interest-redeemable	2,305
Noncontrolling interest-redeemable distributions	(3,287)
Balance as of March 31, 2021	$17,939

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

The Company recognizes operating lease right of use assets and operating lease payable based on the present value of the future minimum lease payments at the lease commencement date. The Company's leases do not provide implicit rates. Therefore, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. As of March 31, 2021, the weighted-average remaining lease term was 4.10 and weighted-average discount rate was 4.42%.

The following table summarizes the operating lease right of use assets and related lease payables in our condensed consolidated balance sheets at March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021	December 31, 2020
Operating lease right of use asset	101,193	100,046
Current operating lease liabilities	32,627	32,676
Long-term operating lease liabilities	71,431	70,275

The components of lease costs for operating leases for the three months ended March 31, 2021 and 2020 were as follows (amounts in thousands):

	Three months ended March 31,
	2021	2020
Operating lease cost	$12,190	$11,348
Short-term lease cost	855	760
Variable lease cost	1,013	982
Total lease costs	$14,058	$13,090

Maturities of operating lease liabilities as of March 31, 2021 were as follows (amounts in thousands):

Month ending March 31,
2021	$28,148
2022	30,115
2023	21,877
2024	14,296
Thereafter	19,168
Total future minimum lease payments	113,604
Less: Imputed interest	(9,546)
Total	$104,058

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
The following tables summarize the Company’s segment information for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended March 31, 2021
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$373,828	$62,734	$49,125	$33,369	$5,779	$524,835
Cost of service revenue (excluding depreciation and amortization)	212,373	38,570	34,872	21,175	3,282	310,272
General and administrative expenses	119,397	18,127	11,529	11,257	2,939	163,249
Impairment of intangibles and other	177	—	—	—	—	177
Operating income (loss)	41,881	6,037	2,724	937	(442)	51,137
Interest expense	(182)	(36)	(24)	(14)	(7)	(263)
Income (loss) before income taxes and noncontrolling interest	41,699	6,001	2,700	923	(449)	50,874
Income tax expense (benefit)	7,890	1,067	518	57	(91)	9,441
Net income (loss)	33,809	4,934	2,182	866	(358)	41,433
Less net income (loss) attributable to non controlling interests	4,849	1,015	279	657	(26)	6,774
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$28,960	$3,919	$1,903	$209	$(332)	$34,659
Total assets	$1,785,486	$308,009	$262,538	$97,692	$69,129	$2,522,854

	Three Months Ended March 31, 2020
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$367,821	$60,531	$48,464	$29,681	$6,374	$512,871
Cost of service revenue (excluding depreciation and amortization)	220,440	38,034	38,453	20,342	3,933	321,202
General and administrative expenses	116,023	16,626	11,459	10,380	3,378	157,866
Operating income (loss)	31,358	5,871	(1,448)	(1,041)	(937)	33,803
Interest expense	(1,900)	(303)	(266)	(219)	(80)	(2,768)
Income (loss) before income taxes and noncontrolling interest	29,458	5,568	(1,714)	(1,260)	(1,017)	31,035
Income tax expense (benefit)	3,289	608	(206)	(199)	(133)	3,359
Net income (loss)	26,169	4,960	(1,508)	(1,061)	(884)	27,676
Less net income (loss) attributable to noncontrolling interests	4,606	967	(155)	243	(9)	5,652
Net income (loss) attributable to LHC Group, Inc.'s common stockholders	$21,563	$3,993	$(1,353)	$(1,304)	$(875)	$22,024
Total assets	$1,548,224	$251,354	$252,846	$90,791	$69,067	$2,212,282

12. Income Taxes

The effective tax rate for the three months ended March 31, 2021 and 2020 benefited from $2.1 million and $1.2 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company’s unrecognized tax benefits would affect the tax rate, if recognized.  The Company includes the full amount of unrecognized tax benefits in income taxes payable in noncurrent liabilities in the company's condensed consolidated balance sheets.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. As of March 31, 2021 and December 31, 2020, the Company recognized $6.4 million and $6.2 million, respectively, in unrecognized tax benefits.

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

•our expectations regarding financial condition or results of operations for periods after March 31, 2021;
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
The forward-looking statements included in this report reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in our other filings with the SEC, including our 2020 Form 10-K, as updated by our subsequent filings with the SEC. This report should be read in conjunction with the 2020 Form 10-K, and all of our other filings made with the SEC through the date of this report, including quarterly reports on Form 10-Q and current reports on Form 8-K.
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
OVERVIEW
General
We provide quality, cost-effective post-acute health care services to our patients. As of March 31, 2021, we have 829 service providers in 35 states within the continental United States and the District of Columbia. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services primarily offered through our long-term acute care hospitals (“LTACHs”), and (5) healthcare innovations services ("HCI"). We intend to increase the number of service providers within each of our segments that we operate through continued acquisitions, joint ventures, and organic development.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of March 31, 2021, we operated 531 home health services locations, of which 318 are wholly-owned, 209 are majority-owned through equity joint ventures, two are under license lease arrangements, and the operations of the remaining two locations are only managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of March 31, 2021, we operated 120 hospice locations, of which 56 are wholly-owned, 62 are majority-owned through equity joint ventures, and two are under license lease arrangements.
Through our home and community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of March 31, 2021, we operated 129 home and community-based services locations, of which 117 are wholly-owned and 12 are majority-owned through equity joint ventures.
We provide facility-based services principally through our LTACHs. As of March 31, 2021, we operated 11 LTACHs with 12 locations, all but three of which are located within host hospitals. We also operate two skilled nursing facilities, one pharmacy, a family health center, a rural health clinic, one physician practice, and 18 therapy clinics. Of these 36 facility-based services locations, 26 are wholly-owned, and 10 are majority-owned through equity joint ventures.
Our HCI segment reports on our developmental activities outside its other business segments.  The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have 13 HCI locations, of which 12 are wholly-owned and one is majority-owned through an equity joint venture.
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of March 31, 2021, the Joint Commission had accredited 500 of our 531 home health services locations and 98 of our 120 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
Reporting segment	2021	2020
Home health services	71.2%	71.7%
Hospice services	11.9	11.8
Home and community-based services	9.4	9.5
Facility-based services	6.4	5.8
Healthcare innovations services	1.1	1.2
	100.0%	100.0%
Recent Developments
The reader is encouraged to review our detailed discussion of health care legislation and Medicare regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussions in Part I, Item 1, “Business; Government Regulation” and in Part I, Item 1A, “Risk Factors” in our 2020 Form 10-K.
Coronavirus and Coronavirus Aid, Relief, and Economic Security Act
The following portions of the CARES Act impacted us during the three months ended March 31, 2021:
•Suspension of the 2% sequestration payment adjustment: CMS suspended the 2% sequestration payment adjustment for patient claims with dates of services from May 1, 2020 through December 31, 2020, which was subsequently amended to continue through December 31, 2021. During the three months ended March 31, 2021, we recognized $6.4 million of net service revenue due to the suspension of the 2% sequestration payment adjustment.
•Waiver of the application of site-neutral payment: Under Section 1886(m)(6)(A)(i) of the Act, the claims processing systems was updated to pay all LTACH cases admitted during the COVID-19 PHE period at the LTACH PPS standard federal rate, effective for claims with an admission date occurring on or after January 27, 2020 through the end of the PHE period. During the three months ended March 31, 2021, we recognized $8.9 million of net service revenue due to the suspension of site-neutral payments.
While during the three months ended March 31, 2021, we did not experience a material disruption in our ability to continue to provide services to our patients, there is no guarantee that we won’t experience such service disruption in the future or a decrease in demand for our services as a result of COVID-19. The rapid development and fluidity of this situation makes it difficult to predict the ultimate impact of COVID-19 on our business and operations. Nevertheless, COVID-19 presents a material uncertainty which could materially impact our business and results of operations in the future.
Hospice
On April 8, 2021, CMS released a proposed rule for fiscal year 2022 to update payment rates and the wage index. The proposed hospice payment update is a 2.3% increase to the payment rates. The proposed rule will apply a 2.5% market basket update and a 0.2 percentage point cut for productivity. In addition, the proposed rule increases the aggregate cap value of $31,389.66 for fiscal year 2022, as compared to $30,683.93 for fiscal year 2021.
Based on these estimates, the following are the proposed fiscal year 2022 base payment rates for various levels of care, which will begin on October 1, 2021 and will end September 30, 2022 and final fiscal year 2021 base payment rates for various levels of care, which began on October 1, 2020 and will end September 30, 2021 (payment rates for hospice providers not complying with the hospice quality reporting requirements will be 2% lower than the values referenced below):

Description	Proposed Fiscal Year 2022 Rate per patient day	Fiscal Year 2021 Rate per patient day
Routine Home Care days 1-60	$203.81	$199.25
Routine Home Care days 60+	$161.02	$157.49
Continuous Home Care	$1,465.79	$1,432.41
Full rate = 24 hours of care
$59.68 = hourly rate for 2021 $61.07 = hourly rate for 2022
Inpatient Respite Care	$474.43	$461.09
General Inpatient Care	$1,070.35	$1,045.66
Facility-based
On April 27, 2021, CMS issued a proposed rule for the fiscal year 2022 Long-Term Care Hospital Prospective Payment System ("LTACH-PPS"), which described that CMS expects LTACH-PPS payments for fiscal year 2022 to increase by 1.4%. LTACH-PPS payments for fiscal year 2022 for discharges paid using the standard LTACH payment rate are expected to increase by 1.2% due primarily to the annual standard Federal rate update for fiscal year 2022 of 2.2% and a projected 0.8% decrease in high cost outlier payments. LTACH-PPS payments for fiscal year 2022 for discharges paid using the site neutral payment rate are expected to increase by 3%.
RESULTS OF OPERATIONS
Three months ended March 31, 2021 compared to three months ended March 31, 2020
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the three months ended March 31, 2021 and 2020 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2021			2020			Increase (Decrease)
Net service revenue	$524,835			$512,871			$11,964
Cost of service revenue (excluding depreciation and amortization)	310,272	59.1%		321,202	62.6%		(10,930)
General and administrative expenses	163,249	31.1		157,866	30.8		5,383
Impairment of intangibles and other	177			—			177
Interest expense	(263)			(2,768)			(2,505)
Income tax expense	9,441	26.2	(1)	3,359	26.8	(1)	6,082
Net income attributable to noncontrolling interests	6,774			5,652			1,122
Net income attributable to LHC Group, Inc.’s common stockholders	$34,659			$22,024			$12,635

(1) Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized of $2.1 million and $1.2 million during the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2020 also benefited from a $2.2 million impact from the enactment of the CARES Act.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended March 31, 2021 and the related change from the same period in 2020 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; net service revenue excludes implicit price concessions):

The below data for the three months ended March 31, 2021 was impacted by the COVID-19 pandemic.
	Organic (1)	Organic Growth (Loss) %	Acquired (2)	Total	Total Growth (Loss) %
Home health services
Revenue	$377,744	3.1%	$3,981	$381,725	2.2%
Revenue Medicare	$239,405	(3.1)	$2,761	$242,166	(4.1)
Admissions	107,142	(0.4)	780	107,922	(0.2)
Medicare Admissions	53,979	(9.0)	434	54,413	(9.1)
Average Census	83,136	10.1	802	83,938	9.0
Average Medicare Census	44,769	(0.8)	468	45,237	(1.9)
Home Health Episodes	83,695	(4.7)	915	84,610	(6.2)
Hospice services			—
Revenue	$60,431	2.7	$3,833	$64,264	6.8
Revenue Medicare	$55,677	2.9	$3,747	$59,424	7.3
Admissions	5,323	7.6	254	5,577	10.2
Medicare Admissions	4,734	7.6	176	4,910	8.4
Average Census	4,183	(0.9)	274	4,457	3.9
Average Medicare Census	3,898	(0.8)	265	4,163	4.2
Patient days	376,419	(1.9)	24,700	401,119	2.8
Home and community-based services
Revenue	$48,960	(1.2)	$541	$49,501	(1.6)
Billable hours	1,872,841	(4.0)	28,440	1,901,281	(4.2)
Facility-based services
LTACHs
Revenue	$32,127	17.6	$—	$32,127	17.6
Patient days	21,160	5.0	—	21,160	5.0
Other facility-based services
Revenue	$1,901	(35.9)	$—	$1,901	(35.9)
HCI
Revenue	$5,939	(10.8)	$—	$5,939	(10.8)
Consolidated
Revenue	$527,102	3.2	$8,355	$535,457	2.8

(1) Organic - combination of same store, a location that has been in service with us for greater than 12 months, and de novo, an internally developed location that has been in service for 12 months or less.
(2) Acquired - purchased location that has been in service with us 12 months or less.

We had a decrease in our home health revenue per episode during 2020. COVID-19 caused our Medicare reimbursement to decline due to a decrease in patient acuity and a decrease in institutional admissions. Patient volumes declined in our home and community-based segment due to the continued impact of COVID-19.

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

Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2021		2020
Home health services
Salaries, wages and benefits	$192,237	51.4%	$199,606	54.3%
Transportation	8,820	2.4	9,805	2.7
Supplies and services	11,316	3.0	11,029	3.0
Total	$212,373	56.8%	$220,440	60.0%
Hospice services
Salaries, wages and benefits	$28,012	44.7%	$27,013	44.6%
Transportation	1,830	2.9	1,940	3.2
Supplies and services	8,728	13.9	9,081	15.0
Total	$38,570	61.5%	$38,034	62.8%
Home and community-based services
Salaries, wages and benefits	$34,154	69.5%	$37,493	77.4%
Transportation	416	0.8	490	1.0
Supplies and services	302	0.6	470	1.0
Total	$34,872	70.9%	$38,453	79.4%
Facility-based services
Salaries, wages and benefits	$16,034	48.1%	$14,378	48.4%
Transportation	10	—	36	0.1
Supplies and services	5,131	15.4	5,928	20.0
Total	$21,175	63.5%	$20,342	68.5%
HCI
Salaries, wages and benefits	$3,205	55.5%	$3,743	58.7%
Transportation	51	0.9	92	1.4
Supplies and services	26	0.4	98	1.5
Total	$3,282	56.8%	$3,933	61.6%
Consolidated
Total	$310,272	59.1%	$321,202	62.6%

During 2021, our cost of service revenue was impacted by effective cost mitigation strategies associated with the implementation of PDGM within the home health segment. Cost of service revenue in our home and community-based segment declined due to the lower patient volumes resulting in a decrease in billable hours and a decrease in total costs.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2021		2020
Home health services
General and administrative	$116,461	31.2%	$113,022	30.7%
Depreciation and amortization	2,936	0.8	3,001	0.8
Total	$119,397	32.0%	$116,023	31.5%
Hospice services
General and administrative	$17,575	28.0%	$16,111	26.6%
Depreciation and amortization	552	0.9	515	0.9
Total	$18,127	28.9%	$16,626	27.5%
Home and community-based services
General and administrative	$11,133	22.7%	$11,068	22.8%
Depreciation and amortization	396	0.8	391	0.8
Total	$11,529	23.5%	$11,459	23.6%
Facility-based services
General and administrative	$10,416	31.2%	$9,449	31.8%
Depreciation and amortization	841	2.5	931	3.1
Total	$11,257	33.7%	$10,380	34.9%
HCI
General and administrative	$2,665	46.1%	$3,083	48.4%
Depreciation and amortization	274	4.7	295	4.6
Total	$2,939	50.8%	$3,378	53.0%
Consolidated
Total	$163,249	31.1%	$157,866	30.8%

Consolidated general and administrative expenses increased as a percentage of net service revenue from 30.8% in 2020 to 31.1% in 2021. The increase in general and administrative expenses as a percentage of net service revenue was a result of heightened costs and the additional administrative costs of COVID-19 and increased investments in our technology infrastructure. Finally, the increase from 2021 to 2020 related to costs associated with the completion of certain acquisitions during latter part of 2020.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our cash balance at March 31, 2021 was $292.3 million and we have $555.7 million of available liquidity from cash and our revolving credit facility, net of $411.2 million liabilities associated with the AAPP and Provider Relief Fund. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our revolving credit facility will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months.
Our principal source of liquidity for operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third-party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our credit facility, which provides for aggregate borrowings, including outstanding letters of credit.
The following table summarizes changes in cash (amounts in thousands):

	Three months ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$44,806	$(24,464)
Investing activities	(4,604)	(9,228)
Financing activities	(34,454)	10,328
Change in cash	$5,748	$(23,364)
Cash at beginning of period	286,569	31,672
Cash at end of period	$292,317	$8,308
A reduction in our days sales outstanding and stabilized costs for needed personal protective equipment improved our operating cash flows in 2021. We did not utilize any proceeds in our credit agreement during 2021 as compared to the first quarter of 2020, which caused the decrease of cash used in our financing activities.
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
Revolving loans under the Credit Agreement bear interest at, as selected by us, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day, and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at the same time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon our consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate as of March 31, 2021 was 4.00% and the LIBOR rate was 1.88%.
On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease the publication of LIBOR settings for 1-month, 3-month, 6-month, and 12-month LIBOR borrowings immediately on June 30, 2023. The announcement did not identify any successor administrator.
As of March 31, 2021, we had letters of credit outstanding in the amount of $25.4 million under the Credit Agreement, and had approximately $474.6 million of remaining borrowing capacity available under the Credit Agreement. At December 31, 2020, we had $20.0 million drawn and letters of credit outstanding in the amount of $25.4 million under the Credit Facility.
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
At March 31, 2021, we were in compliance with all debt covenants.
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
Critical Accounting Policies
For a discussion of critical accounting policies, see Note 2 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference. For a full description of the Company's other critical accounting policies, see Note 2 of the Notes to Consolidated Financial Statements in the 2020 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would not have increased our interest expense for the three months ended March 31, 2021.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2021, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021, the end of the period covered by this Quarterly Report.
Changes in Internal Controls Over Financial Reporting
We, including the principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of the controls and procedures, the principal executive officer and principal financial officer concluded the disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021, the end of the period covered by this Quarterly Report.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
For a discussion of legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS.
There have been no material changes in the Company’s risk factors from those in Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 6.    EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to LHC Group’s Form 8-K filed on April 2, 2018).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to LHC Group’s Form 10-Q filed on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to LHC Group’s Form S-1/ A (File No. 333-120792) filed on February 14, 2005).

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dale G. Mackel, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
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

LHC GROUP, INC.
(Registrant)

Date: May 6, 2021	/s/ Dale G. Mackel
Dale G. Mackel
Chief Financial Officer (Principal financial officer)