Form 10-Q
period 2021-06-30
LHC Group, Inc
filed 2021-08-05
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of August 2, 2021: 31,669,540 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data) (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$112,108	$286,569
Receivables:
Patient accounts receivable	329,166	301,209
Other receivables	9,214	11,522
Amounts due from governmental entities	149	—
Total receivables	338,529	312,731
Prepaid income taxes	13,739	—
Prepaid expenses	26,542	22,058
Other current assets	18,749	25,664
Total current assets	509,667	647,022
Property, building and equipment, net of accumulated depreciation of $90,652 and $82,721, respectively	145,314	138,366
Goodwill	1,259,726	1,259,147
Intangible assets, net of accumulated amortization of $18,261 and $17,659, respectively	313,638	315,355
Assets held for sale	1,900	1,900
Operating lease right of use asset	105,201	100,046
Other assets	31,679	21,518
Total assets	$2,367,125	$2,483,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$56,888	$64,864
Salaries, wages, and benefits payable	88,030	88,666
Self-insurance reserves	31,140	35,103
Income tax payable	—	21,464
Government stimulus advance	—	93,257
Contract liabilities - deferred revenue	252,936	317,962
Current operating lease liabilities	33,081	32,676
Amounts due to governmental entities	1,608	1,516
Current liabilities - deferred employer payroll tax	25,928	25,928
Total current liabilities	489,611	681,436
Deferred income taxes	66,726	47,237
Income taxes payable	6,625	6,203
Revolving credit facility	—	20,000
Other long term liabilities	25,928	25,928
Long-term operating lease liabilities	74,993	70,275
Total liabilities	663,883	851,079
Noncontrolling interest — redeemable	18,589	18,921
Commitments and contingencies
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 60,000,000 shares authorized; 36,525,831 and 36,355,497 shares issued, and 31,252,929 and 31,139,840 shares outstanding, respectively	365	364
Treasury stock — 5,272,902 and 5,215,657 shares at cost, respectively	(79,765)	(69,011)
Additional paid-in capital	969,897	962,120
Retained earnings	707,599	635,297
Total LHC Group, Inc. stockholders’ equity	1,598,096	1,528,770
Noncontrolling interest — non-redeemable	86,557	84,584
Total stockholders' equity	1,684,653	1,613,354
Total liabilities and stockholders' equity	$2,367,125	$2,483,354
See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net service revenue	$545,907	$487,320	$1,070,742	$1,000,191
Cost of service revenue (excluding depreciation and amortization)	317,872	306,712	628,144	627,914
Gross margin	228,035	180,608	442,598	372,277
General and administrative expenses	167,061	150,574	330,310	308,440
Impairment of intangibles and other	760	600	937	600
Government stimulus income	—	(44,435)	—	(44,435)
Operating income	60,214	73,869	111,351	107,672
Interest expense	(143)	(841)	(406)	(3,609)
Income before income taxes and noncontrolling interest	60,071	73,028	110,945	104,063
Income tax expense	13,318	15,227	22,759	18,586
Net income	46,753	57,801	88,186	85,477
Less net income attributable to noncontrolling interests	9,110	13,109	15,884	18,761
Net income attributable to LHC Group, Inc.’s common stockholders	$37,643	$44,692	$72,302	$66,716

Earnings per share:
Basic	$1.21	$1.44	$2.32	$2.15
Diluted	$1.20	$1.43	$2.30	$2.13
Weighted average shares outstanding:
Basic	31,225	31,104	31,188	31,060
Diluted	31,430	31,324	31,423	31,301

See accompanying Notes to the Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2021
	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2020	$364	36,355,497	$(69,011)	5,215,657	$962,120	$635,297	$84,584	$1,613,354
Net income (1)	—	—	—	—	—	34,659	4,469	39,128
Noncontrolling interest distributions	—	—	—	—	—	—	(2,417)	(2,417)
Purchase of additional controlling interest	—	—	—	—	(81)	—	(61)	(142)
Sale of noncontrolling interest	—	—	—	—	—	—	138	138
Nonvested stock compensation	—	—	—	—	3,513	—	—	3,513
Issuance of vested stock	1	148,447	—	—	—	—	—	1
Treasury shares redeemed to pay income tax	—	—	(9,541)	51,221	—	—	—	(9,541)
Issuance of common stock under Employee Stock Purchase Plan	—	3,204	—	—	649	—	—	649
Balance as of March 31, 2021	$365	36,507,148	$(78,552)	5,266,878	$966,201	$669,956	$86,713	$1,644,683
Net income (1)	—	—	—	—	—	37,643	5,232	42,875
Noncontrolling interest distributions	—	—	—	—	—	—	(4,660)	(4,660)
Purchase of additional controlling interest	—	—	—	—	(870)	—	(728)	(1,598)
Nonvested stock compensation	—	—	—	—	3,993	—	—	3,993
Issuance of vested stock	—	15,531	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,213)	6,024	—	—	—	(1,213)
Issuance of common stock under Employee Stock Purchase Plan	—	3,152	—	—	573	—	—	573
Balance as of June 30, 2021	$365	36,525,831	$(79,765)	5,272,902	$969,897	$707,599	$86,557	$1,684,653

(1) Net income excludes net income attributable to noncontrolling interest-redeemable of $3.9 million and $6.2 million during the three and six months ended June 30, 2021. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

(1) Net income excludes net income attributable to noncontrolling interest-redeemable of $3.5 million and $9.6 million during the three and six months ended June 30, 2020. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$88,186	$85,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,541	10,385
Amortization of operating lease right of use asset	17,995	17,090
Stock-based compensation expense	7,506	6,943
Deferred income taxes	19,489	10,461
Loss on disposal of assets	19	154
Impairment of intangibles and other	937	600
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(25,649)	(38,186)
Prepaid expenses	(4,484)	(2,436)
Other assets	6,170	(4,169)
Prepaid income taxes	(13,739)	3,322
Accounts payable and accrued expenses	(9,148)	(16,354)
Salaries, wages, and benefits payable	(4,560)	3,850
Government stimulus advance	—	44,273
Contract liabilities - deferred revenue	(65,026)	310,712
Other long term liabilities	—	17,818
Operating lease liabilities	(17,962)	(16,876)
Income taxes payable	(21,042)	2,506
Net amounts due to/from governmental entities	(57)	306
Net cash provided by (used in) operating activities	(11,824)	435,876
Investing activities:
Purchases of property, building and equipment	(15,619)	(40,944)
Proceeds from sale of property, building and equipment	150	7,142
Cash received (paid) for acquisitions	(649)	3,125
Proceeds from sale of an entity	1,531	—
Minority interest investments	(10,100)	—
Net cash used in investing activities	(24,687)	(30,677)
Financing activities:
Proceeds from line of credit	—	256,230
Payments on line of credit	(20,000)	(479,230)
Government stimulus advance	(93,257)	—
Proceeds from employee stock purchase plan	1,222	1,107
Noncontrolling interest distributions	(13,332)	(10,267)
Withholding taxes paid on stock-based compensation	(10,754)	(8,602)
Purchase of additional controlling interest	(2,113)	(23,575)
Exercise of vested awards and stock options	—	218
Sale of noncontrolling interest	284	—
Net cash used in financing activities	(137,950)	(264,119)
Change in cash	(174,461)	141,080
Cash at beginning of period	286,569	31,672
Cash at end of period	$112,108	$172,752
Supplemental disclosures of cash flow information:
Interest paid	$1,322	$4,083
Income taxes paid	$38,103	$2,375
Non-Cash Operating Activity:
Operating right of use assets in exchange for lease obligations	$25,656	$18,690
Non-Cash Investing Activity:
Accrued capital expenditures	$1,108	$2,348
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
As of June 30, 2021, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements operated 833 service locations in 35 states within the continental United States and the District of Columbia.
COVID-19 Update
SARS-CoV-2 ("COVID-19") continues to spread and various responses related to stay-at-home restrictions, travel restrictions, and other public health and safety measures continue to evolve. We communicate with our clinicians and other employees all updated policies and procedures as we monitor changes related to the pandemic. Policies and procedures related to social distancing and cleaning procedures remain in place as the safety of our patients and employees are vital. The effects of COVID-19 continue to materially impact our business.  As a result, operating results for the three and six months ended June 30, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021, and operating results for the three and six months ended June 30, 2021 may not be directly comparable to operating results for the three and six months ended June 30, 2020.
CARES Act
In response to COVID-19, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020. The CARES Act was passed to provide $100 billion of Provider Relief Funds for distribution to eligible providers who provided diagnoses, testing, or care for individuals with a possible or actual case of COVID-19, specifically to reimburse providers for health care related expenses related to the prevention of the spread of COVID-19, preparations for treating cases of COVID-19 positive patients, and for lost revenues attributable to COVID-19. The CARES Act also provided financial hardship relief to Medicare providers impacted by the COVID-19 pandemic in order to provide necessary funds when there is a disruption in Medicare claims submission and/or Medicare claims processing by distributing funds through the Accelerated and Advanced Payments Program ("CAAP").
In addition, the CARES Act suspended the 2% sequestration payment adjustments on Medicare patient claims with dates of service from May 1 through December 31, 2020, suspended the application of site-neutral payment for LTACH admissions that were admitted during the Public Health Emergency ("PHE"), and delayed payment of the employer portion of social security tax. On April 14, 2021, Congress passed legislation to continue the suspension of the 2% sequestration payment adjustments on Medicare patient claims with dates of service through December 31, 2021. On July 7, 2021, the U.S. Department of Health and Human Services extended the PHE until October 17, 2021.
Provider Relief Fund
During the twelve months ended December 31, 2020, the Company received $93.3 million in payments from the Provider Relief Fund, which was recorded as a short-term liability in government stimulus advance in our condensed consolidated balance sheets. The Company recognized $44.4 million of these funds during the six months ended June 30, 2020, which was recorded in government stimulus income in our condensed consolidated statements of income. The amount recognized of $44.4 million was subsequently reversed during the third quarter of 2020, such that the Company recognized no income from the Provider Relief Fund. The Company returned all Provider Relief Funds received of $93.3 million to the government during the six months ended June 30, 2021.
CAAP
As of December 31, 2020, the Company had $318.0 million of accelerated payments under the CAAP, which was recorded in contract liabilities - deferred revenue in our condensed consolidated balance sheets in accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606"). On October 1, 2020, the repayment and recoupment terms for CAAP funds were amended by the Continuing Appropriations Act, 2021 and Other Extensions Act, which provides that recoupment will begin one year from the date the CAAP funds were received. Under these revised terms, recoupment of CAAP will occur under a tiered approach. The repayment terms begin one year starting from the date the CAAP funds were issued and continues 11 months, with CMS recouping the initial 25% of Medicare payments otherwise owed to the Company. During the six months ended June 30, 2021, $65.0 million was recouped by CMS and $252.9 million of contract liabilities - deferred revenue remains on our condensed consolidated balance sheets as of June 30, 2021.
If any amount of CAAP funds that we received from CMS remain unpaid after the initial 11 month period, CMS will recoup 50% of Medicare payments otherwise owed to the Company during the following six months. Interest will begin accruing on any amount of the CAAP funds that we received from CMS that remain unpaid following those recoupment periods. CMS will issue a repayment letter to the Company for any such outstanding amounts, which must be paid in full within 30 days from the date of the letter. The Company intends to repay the full amount before any interest accrues.
Other
During the three and six months ended June 30, 2021, the Company recognized $6.4 million and $12.9 million of net service revenue, respectively, due to the suspension of the 2% sequestration payment adjustment. During the three and six months ended June 30, 2021, the Company recognized $6.9 million and $12.5 million of net service revenue, respectively, due to the suspension of LTACH site-neutral payments. As of June 30, 2021, the Company deferred $51.8 million of employer social security taxes, $25.9 million of which was recorded in current liabilities - deferred employer payroll tax and $25.9 million of which was recorded in other long term liabilities on our condensed consolidated balance sheets.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, the related unaudited condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020, the unaudited condensed consolidated statements of changes in equity for the three and six months ended June 30, 2021 and 2020, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and related notes (collectively, these financial statements are referred to as the "interim financial statements" and together with the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Home health:
Medicare	62.2%	66.4%	63.1%	67.3%
Managed Care, Commercial, and Other	37.8	33.6	36.9	32.7
	100.0%	100.0%	100.0%	100.0%
Hospice:
Medicare	93.8%	92.9%	94.0%	92.4%
Managed Care, Commercial, and Other	6.2	7.1	6.0	7.6
	100.0%	100.0%	100.0%	100.0%
Home and community-based services:
Medicaid	32.1%	20.9%	30.7%	20.7%
Managed Care, Commercial, and Other	67.9	79.1	69.3	79.3
	100.0%	100.0%	100.0%	100.0%
Facility-based services:
Medicare	50.1%	56.6%	51.4%	55.8%
Managed Care, Commercial, and Other	49.9	43.4	48.6	44.2
	100.0%	100.0%	100.0%	100.0%
HCI:
Medicare	17.8%	30.7%	19.5%	27.3%
Managed Care, Commercial, and Other	82.2	69.3	80.5	72.7
	100.0%	100.0%	100.0%	100.0%
Medicare
The following describes the payment models in effect during the six months ended June 30, 2021. Such payment models have been subject to temporary adjustments made by CMS in response to COVID-19 pandemic as described elsewhere in this Quarterly Report on Form 10-Q. The 2% sequestration reduction adjustment was suspended for patient claims with dates of service that began May 1, 2020 through December 31, 2021.
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
Patient Accounts Receivable
The Company reports patient accounts receivable from services rendered at their estimated transaction price, which includes price concessions based on the amounts expected from payors. The Company's patient accounts receivable is uncollateralized and primarily consist of amounts due from Medicare, Medicaid, other third-party payors, and to a lesser degree patients. The credit risk from other payors is limited due to the significance of Medicare as the primary payor. The Company believes the credit risk associated with its Medicare accounts is limited due to (i) the historical collection rate from Medicare and (ii) the fact that Medicare is a U.S. government payor. The Company does not believe that there are any other significant concentrations from any particular payor that would subject it to any significant credit risk in the collection of patient accounts receivable.

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
The following table sets forth shares used in the computation of basic and diluted per share information and, with respect to the data provided for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average number of shares outstanding for basic per share calculation	31,225	31,104	31,188	31,060
Effect of dilutive potential shares:
Nonvested stock	205	220	235	241
Adjusted weighted average shares for diluted per share calculation	31,430	31,324	31,423	31,301
Anti-dilutive shares	—	5	119	122

Assets Held for Sale

As of June 30, 2021, the Company's assets held for sale was $1.9 million, which consisted of one hospice facility in Knoxville, Tennessee. The sale of the property is expected to close during the latter part of 2021.

Investments

During the six months ended June 30, 2021, the Company invested $10.0 million and became a minority owner in a healthcare analytics company and invested $0.1 million in Jumpstart Nova Fund, LP, which was recorded in other assets in our condensed consolidated balance sheets. These investments were accounted for under the cost method of accounting as the Company does not have the ability to exercise significant influence in connection with its minority ownership positions.

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
3. Acquisitions, Divestiture and Joint Venture Activities
Acquisitions
The Company acquired the majority-ownership of one home health agency and one home and community-based agency during the six months ended June 30, 2021. The total aggregate purchase price for these transactions was $0.7 million. The purchase prices were determined based on the Company's analysis of comparable acquisitions and the target market's potential future cash flows.
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
The following table summarizes the amounts of the assets acquired and liabilities assumed at their acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired during the six months ended June 30, 2021

(amounts in thousands):

Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Trade names	$26
Certificates of need/licenses	129
Other assets and (liabilities), net	9
Total identifiable assets	$164

Noncontrolling interest	$113
Goodwill, including noncontrolling interest of $78	$599

Trade names and certificates of need/licenses are indefinite-lived assets and, therefore, not subject to amortization. Acquired trade names that are not being used actively are amortized over the estimated useful life on the straight line basis. Trade names are valued using the relief from royalty method, a form of the income approach. Certificates of need are valued using the replacement cost approach based on registration fees and opportunity costs. Licenses are valued based on the estimated direct costs associated with recreating the asset, including opportunity costs based on an income approach. In the case of states with a moratorium in place, the licenses are valued using the multi-period excess earnings method. Noncontrolling interest is recorded at fair value.
Divestiture
During the six months ended June 30, 2021, the Company sold its controlling membership interests in a home health agency previously operated as an equity joint venture and sold its pharmacy location which was wholly-owned. The total consideration for these controlling interest sales was $1.5 million and resulted in a loss of $0.1 million, which was accounted for as a loss on the sale of entities and recorded in general and administrative expenses.
Joint Venture Activities
During the six months ended June 30, 2021, the Company purchased the noncontrolling membership interest in four of our equity joint venture partnerships, whereby the agencies became wholly-owned subsidiaries of the Company. The total consideration for these noncontrolling interest purchases was $2.1 million. The transactions were accounted for as equity transactions.
During the six months ended June 30, 2021, the Company sold noncontrolling membership interest in a home health agency previously operated as an equity joint venture. The total consideration for this noncontrolling interest sale was $0.3 million. The transactions were accounted for as equity transactions.

4. Goodwill and Intangibles
The changes in recorded goodwill and intangible assets by reporting unit for the six months ended June 30, 2021 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Home and community-based services reporting unit	Facility-based reporting unit	HCI reporting unit	Total
Goodwill:
Balance as of December 31, 2020	$884,000	$151,742	$166,773	$15,770	$40,862	$1,259,147
Acquisitions	267	—	254	—	—	521
Noncontrolling interests	78	—	—	—	—	78
Disposals	(20)	—	—	—	—	(20)
Balance as of June 30, 2021	$884,325	$151,742	$167,027	$15,770	$40,862	$1,259,726
Intangible assets:
Balance as of December 31, 2020	$226,004	$44,732	$24,208	$5,311	$15,100	$315,355
Acquisitions	118	—	46	—	—	164
Amortization	(232)	(72)	(4)	(4)	(290)	(602)
Disposals	(1,279)	—	—	—	—	(1,279)
Balance as of June 30, 2021	$224,611	$44,660	$24,250	$5,307	$14,810	$313,638
The Company did record impairments of goodwill and intangible assets related to the closure of underperforming locations. Goodwill impairment of $0.02 million and Medicare licenses impairment of $0.9 million was recorded during the six months ended June 30, 2021. This was recorded in impairment of intangibles and other on the company's condensed consolidated statements of income. The amount of disposal of goodwill was determined using prices of comparable businesses in the market and the amount of disposal of the Medicare licenses was its carrying value at the time of closure. In addition, the Company divested a certificate of need of $0.4 million, which was accounted for as a loss on the sale of an entity and recorded in general and administrative expenses.
The following tables summarize the changes in intangible assets during the six months ended June 30, 2021 and December 31, 2020 (amounts in thousands):

	2021	2020
Indefinite-lived intangible assets:
Trade names	$168,700	$168,700
Certificates of Need/Licenses	133,863	135,013
Net total	$302,563	$303,713

Definite-lived intangible assets:
Trade names
Gross carrying amount	$10,238	$10,212
Accumulated amortization	(9,543)	(9,480)
Net total	$695	$732
Non-compete agreements
Gross carrying amount	$7,276	$7,267
Accumulated amortization	(6,634)	(6,387)
Net total	$642	$880
Customer relationships
Gross carrying amount	$11,822	$11,822
Accumulated amortization	(2,084)	(1,792)
Net total	$9,738	$10,030
Total definite-lived intangible assets
Gross carrying amount	$29,336	$29,301
Accumulated amortization	(18,261)	(17,659)
Net total	$11,075	$11,642

Total intangible assets:
Gross carrying amount	$331,899	$333,014
Accumulated amortization	(18,261)	(17,659)
Net total	$313,638	$315,355

Remaining useful lives for trade names, customer relationships, and non-compete agreements were 8.3, 16.8, and 2.8 years, respectively, at June 30, 2021. Similar periods at December 31, 2020 were 8.8, 17.3, and 2.9 years for trade names, customer relationships, and non-compete agreements, respectively. Amortization expense was $0.3 million for three months ended June 30, 2021 and 2020 and $0.6 million for the six months ended June 30, 2021 and 2020. Amortization expense was recorded in general and administrative expenses.

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
Revolving loans under the Credit Agreement bear interest at, as selected by the Company, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5% (2) the Prime Rate in effect on such day and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum, with pricing varying based on the Company's quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon the Company’s quarterly consolidated Leverage Ratio. The Base Rate as of June 30, 2021 was 4.50% and the LIBOR rate was 1.88%.
On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease the publication of LIBOR settings for 1-month, 3-month, 6-month, and 12-month LIBOR borrowings immediately on June 30, 2023. The announcement did not identify any successor administrator.
As of June 30, 2021, the Company had letters of credit issued in the amount of $25.4 million, and $474.6 million of remaining borrowing capacity available under the Credit Agreement. At December 31, 2020, the Company had $20.0 million drawn and letters of credit issued in the amount of $25.4 million under the Credit Facility.
Under the terms of the Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with its debt covenants under the Credit Agreement at June 30, 2021.
6. Stockholder’s Equity
Equity Based Awards
The 2018 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The total number of shares of the Company's common stock originally reserved were 2,210,544 shares and a total of 1,754,464 shares are currently available for issuance. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
During the six months ended June 30, 2021, the Company granted 7,200 nonvested shares of common stock to independent directors under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. The shares vest 100% on the one year anniversary date.
During the six months ended June 30, 2021, employees and a consultant were granted 105,800 and 5,735 shares, respectively, of nonvested shares of common stock pursuant to the 2018 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment and in accordance with the consulting agreement. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date.
The following table represents the share grants activity for the six months ended June 30, 2021:

	Restricted stock		Options
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Share grants outstanding as of December 31, 2020	469,631	$89.69	74,235	$42.07
Granted	118,735	185.05	—	—
Vested or exercised	(163,978)	186.82	—	—
Share grants outstanding as of June 30, 2021	424,388	$120.11	74,235	$42.07
As of June 30, 2021, there was $44.1 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.18 years. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight-line basis for shares of common stock that vest over time. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods if actual forfeitures differ to ensure that total compensation expense recognized is at least equal to the value of vested awards. The Company recorded $7.5 million and $6.9 million of compensation expense related to nonvested stock grants for the six months ended June 30, 2021 and 2020, respectively.
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
The table below details the shares of common stock issued during 2021:

	Number of shares	Per share price
Shares available as of December 31, 2020	118,136
Shares issued during the three months ended March 31, 2021	3,204	$202.66
Shares issued during the three months ended June 30, 2021	3,152	$181.65
Shares available as of June 30, 2021	111,780
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock or the exercise of stock options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the six months ended June 30, 2021, the Company redeemed 57,245 shares of common stock valued at $10.8 million, related to share vesting tax obligations. Such shares are held as treasury stock and are available for reissuance by the Company.
7. Commitments and Contingencies
Contingencies
The Company provides services in a highly regulated industry and is a party to various proceedings and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including audits by Zone Program Integrity Contractors ("ZPICs"), Unified Program Integrity Contractors ("UPICs"), and Recovery Audit Contractors ("RACs") and investigations resulting from the Company's obligation to self-report suspected violations of law). Management cannot predict the ultimate outcome of any regulatory and other governmental and internal audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. These audits and investigations have caused and could potentially continue to cause delays in collections, recoupments from governmental payors. Currently, the Company has recorded $16.9 million in other assets as of June 30, 2021 and December 31, 2020, which are due from government payors related to the disputed finding of pending appeals of ZPIC audits. Additionally, these audits may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.
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
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of June 30, 2021, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
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
The carrying amount of each redeemable equity instrument presented in temporary equity for the six months ended June 30, 2021 is not less than the initial amount reported for each instrument.
The following table summarizes the activity of noncontrolling interest-redeemable for the six months ended June 30, 2021 (amounts in thousands):

Balance as of December 31, 2020	$18,921
Net income attributable to noncontrolling interest-redeemable	6,183
Noncontrolling interest-redeemable distributions	(6,255)
Acquired noncontrolling interest-redeemable	113
Purchase of controlling interest	(373)
Balance as of June 30, 2021	$18,589

9. Leases

The Company determines if a contract contains a lease at inception date. The Company's leases are operating leases, primarily for office and office equipment, that expire at various dates over the next five years. The facility-based leases have renewal options for periods ranging from one to nine years. As it is not reasonably certain these renewal options will be exercised, the options were not considered in the lease term, and payments associated with the option years are excluded from lease payments.

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

The Company recognizes operating lease right of use assets and operating lease payable based on the present value of the future minimum lease payments at the lease commencement date. The Company's leases do not provide implicit rates. Therefore, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. As of June 30, 2021, the weighted-average remaining lease term was 4.09 and weighted-average discount rate was 4.33%.

The following table summarizes the operating lease right of use assets and related lease payables in our condensed consolidated balance sheets at June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020
Operating lease right of use asset	$105,201	$100,046
Current operating lease liabilities	33,081	32,676
Long-term operating lease liabilities	74,993	70,275

The components of lease costs for operating leases for the three and six months ended June 30, 2021 and 2020 were as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating lease cost	$12,091	$11,599	$24,281	$22,946
Short-term lease cost	914	730	1,770	1,490
Variable lease cost	1,071	888	2,084	1,870
Total lease costs	$14,076	$13,217	$28,135	$26,306

Maturities of operating lease liabilities as of June 30, 2021 were as follows (amounts in thousands):

Month ending June 30,
2021	$19,441
2022	33,088
2023	25,036
2024	17,196
Thereafter	22,995
Total future minimum lease payments	117,756
Less: Imputed interest	(9,682)
Total	$108,074

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
The following tables summarize the Company’s segment information for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended June 30, 2021
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$396,534	$63,804	$48,407	$31,030	$6,132	$545,907
Cost of service revenue (excluding depreciation and amortization)	219,925	39,647	34,683	20,460	3,157	317,872
General and administrative expenses	123,245	18,114	11,923	10,906	2,873	167,061
Impairment of intangibles and other	760	—	—	—	—	760
Operating income (loss)	52,604	6,043	1,801	(336)	102	60,214
Interest expense	(106)	(20)	(10)	(5)	(2)	(143)
Income (loss) before income taxes and noncontrolling interest	52,498	6,023	1,791	(341)	100	60,071
Income tax expense (benefit)	11,706	1,280	470	(152)	14	13,318
Net income (loss)	40,792	4,743	1,321	(189)	86	46,753
Less net income (loss) attributable to non controlling interests	7,500	1,208	85	322	(5)	9,110
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$33,292	$3,535	$1,236	$(511)	$91	$37,643
Total assets	$1,681,871	$288,985	$245,071	$85,520	$65,678	$2,367,125

	Three Months Ended June 30, 2020
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$339,872	$61,055	$47,675	$33,639	$5,079	$487,320
Cost of service revenue (excluding depreciation and amortization)	205,146	37,271	38,747	21,785	3,763	306,712
General and administrative expenses	110,209	16,266	11,124	10,165	2,810	150,574
Impairment of intangibles and other	—	600	—	—	—	600
Government stimulus income	(35,019)	(4,731)	(2,865)	(1,656)	(164)	(44,435)
Operating income (loss)	59,536	11,649	669	3,345	(1,330)	73,869
Interest expense	(594)	(97)	(79)	(47)	(24)	(841)
Income (loss) before income taxes and noncontrolling interest	58,942	11,552	590	3,298	(1,354)	73,028
Income tax expense (benefit)	12,807	2,439	(12)	373	(380)	15,227
Net income (loss)	46,135	9,113	602	2,925	(974)	57,801
Less net income (loss) attributable to noncontrolling interests	9,922	2,164	33	997	(7)	13,109
Net income (loss) attributable to LHC Group, Inc.'s common stockholders	$36,213	$6,949	$569	$1,928	$(967)	$44,692
Total assets	$1,656,022	$268,771	$259,742	$101,258	$71,306	$2,357,099

	Six Months Ended June 30, 2021
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$770,362	$126,538	$97,532	$64,399	$11,911	$1,070,742
Cost of service revenue (excluding depreciation and amortization)	432,298	78,217	69,555	41,635	6,439	628,144
General and administrative expenses	242,642	36,241	23,452	22,163	5,812	330,310
Impairment of intangibles and other	937	—	—	—	—	937
Operating income (loss)	94,485	12,080	4,525	601	(340)	111,351
Interest expense	(288)	(56)	(34)	(19)	(9)	(406)
Income (loss) before income taxes and noncontrolling interest	94,197	12,024	4,491	582	(349)	110,945
Income tax expense (benefit)	19,596	2,347	988	(95)	(77)	22,759
Net income (loss)	74,601	9,677	3,503	677	(272)	88,186
Less net income (loss) attributable to non controlling interests	12,349	2,223	364	979	(31)	15,884
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$62,252	$7,454	$3,139	$(302)	$(241)	$72,302

	Six Months Ended June 30, 2020
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$707,693	$121,586	$96,139	$63,320	$11,453	$1,000,191
Cost of service revenue (excluding depreciation and amortization)	425,586	75,305	77,200	42,127	7,696	627,914
General and administrative expenses	226,232	32,892	22,583	20,545	6,188	308,440
Impairment of intangibles and other	—	600	—	—	—	600
Government stimulus income	(35,019)	(4,731)	(2,865)	(1,656)	(164)	(44,435)
Operating income (loss)	90,894	17,520	(779)	2,304	(2,267)	107,672
Interest expense	(2,494)	(400)	(345)	(266)	(104)	(3,609)
Income (loss) before income taxes and noncontrolling interest	88,400	17,120	(1,124)	2,038	(2,371)	104,063
Income tax expense (benefit)	16,096	3,047	(218)	174	(513)	18,586
Net income (loss)	72,304	14,073	(906)	1,864	(1,858)	85,477
Less net income (loss) attributable to noncontrolling interests	14,528	3,131	(122)	1,240	(16)	18,761
Net income (loss) attributable to LHC Group, Inc.'s common stockholders	$57,776	$10,942	$(784)	$624	$(1,842)	$66,716
12. Income Taxes

The effective tax rate for the six months ended June 30, 2021 and 2020 benefited from $2.2 million and $1.6 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company’s unrecognized tax benefits would affect the tax rate, if recognized.  The Company includes the full amount of unrecognized tax benefits in income taxes payable in noncurrent liabilities in the Company's condensed consolidated balance sheets.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. As of June 30, 2021 and December 31, 2020, the Company recognized $6.6 million and $6.2 million, respectively, in unrecognized tax benefits.

13. Subsequent Events
On July 1, 2021, the Company purchased Heart 'n Home Hospice, which included six wholly-owned hospice locations in Idaho and four wholly-owned hospice locations in Oregon. In addition, the Company purchased Casa de la Luz on July 1, 2021, which included one wholly-owned hospice and palliative care location in Arizona. Total consideration for both acquisitions was $96.0 million, which was funded on July 1, 2021.
On August 3, 2021, the Company entered into an Amended and Restated Credit Agreement ("Amended Agreement") with JPMorgan Chase Bank, N.A. The aggregate commitment in the Amended Agreement is $800.0 million, which includes an additional $500.0 million accordion expansion feature, and a letter of credit sub-limit equal to $75.0 million. The expiration date of the Amended Agreement is August 3, 2026.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements, including the potential future impact of COVID-19 on our results of operations and liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the potential impact on supply chain disruptions and increased costs associated with obtaining personal protective equipment, the expected benefit of the CARES Act on our liquidity, and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•our expectations regarding financial condition or results of operations for periods after June 30, 2021;
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
OVERVIEW
General
We provide quality, cost-effective post-acute health care services to our patients. As of June 30, 2021, we have 833 service providers in 35 states within the continental United States and the District of Columbia. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services primarily offered through our long-term acute care hospitals (“LTACHs”), and (5) healthcare innovations services ("HCI"). We intend to increase the number of service providers within each of our segments that we operate through continued acquisitions, joint ventures, and organic development.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of June 30, 2021, we operated 531 home health services locations, of which

319 are wholly-owned, 208 are majority-owned through equity joint ventures, two are under license lease arrangements, and the operations of the remaining two locations are only managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of June 30, 2021, we operated 120 hospice locations, of which 57 are wholly-owned, 61 are majority-owned through equity joint ventures, and two are under license lease arrangements.
Through our home and community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of June 30, 2021, we operated 133 home and community-based services locations, of which 119 are wholly-owned and 14 are majority-owned through equity joint ventures.
We provide facility-based services principally through our LTACHs. As of June 30, 2021, we operated 11 LTACHs with 12 locations, all but three of which are located within host hospitals. We also operate two skilled nursing facilities, a family health center, a rural health clinic, one physician practice, and 19 therapy clinics. Of these 36 facility-based services locations, 25 are wholly-owned, and 11 are majority-owned through equity joint ventures.
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
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of June 30, 2021, the Joint Commission had accredited 522 of our 531 home health services locations and 110 of our 120 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reporting segment	2021	2020	2021	2020
Home health services	72.6%	69.8%	72.0%	70.8%
Hospice services	11.7	12.5	11.8	12.2
Home and community-based services	8.9	9.8	9.1	9.6
Facility-based services	5.7	6.9	6.0	6.3
Healthcare innovations services	1.1	1.0	1.1	1.1
	100.0%	100.0%	100.0%	100.0%
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
Coronavirus and Coronavirus Aid, Relief, and Economic Security Act

The following portions of the CARES Act impacted us during the six months ended June 30, 2021:
•Provider Relief Fund: During 2020, we received $93.3 million in payments from the Provider Relief Fund. We returned all funds to the government during the three months ended June 30, 2021.
•CAAP: During 2020, we received $318.0 million of accelerated payments under the CAAP, of which $65.0 million was recouped by CMS during the three months ended June 30, 2021.
•Suspension of the 2% sequestration payment adjustment: CMS suspended the 2% sequestration payment adjustment for patient claims with dates of services from May 1, 2020 through December 31, 2020, which was subsequently amended to continue through December 31, 2021. During the three and six months ended June 30, 2021, we recognized $6.4 million and $12.9 million, respectively, of net service revenue due to the suspension of the 2% sequestration payment adjustment.
•Waiver of the application of site-neutral payment: Under Section 1886(m)(6)(A)(i) of the Act, the claims processing systems was updated to pay all LTACH cases admitted during the COVID-19 PHE period at the LTACH PPS standard federal rate, effective for claims with an admission date occurring on or after January 27, 2020 through the end of the PHE period. During the three and six months ended June 30, 2021, we recognized $6.9 million and $12.5 million, respectively, of net service revenue due to the suspension of site-neutral payments.
While during the six months ended June 30, 2021, we did not experience a material disruption in our ability to continue to provide services to our patients, there is no guarantee that we won’t experience such service disruption in the future or a decrease in demand for our services as a result of COVID-19. The rapid development and fluidity of this situation makes it difficult to predict the ultimate impact of COVID-19 on our business and operations. Nevertheless, COVID-19 presents a material uncertainty which could materially impact our business and results of operations in the future.
Home Health
On June 28, 2021, CMS released the proposed rule for fiscal year 2022 to update base payment rates by 1.7%, which is based on a 2.4% market basket adjustment, reduced by 0.6% productivity adjustment, and reduced by 0.1% decrease in payments due to reductions made in the rural add-on percentages mandated by the Bipartisan Budget Act of 2018. The base 30 day payment rate is increased from $1,901.12 to $2,013.43.
Hospice
On July 29, 2021, CMS released the final rule for fiscal year 2022 to update payment rates and the wage index. The final hospice payment update is a 2.0% increase to the payment rates. The final rule will apply a 2.7% market basket update and a 0.7 percentage point cut for productivity. In addition, the final rule increases the aggregate cap value of $31,297.61 for fiscal year 2022, as compared to $30,683.93 for fiscal year 2021.
The following are the final fiscal year 2022 base payment rates for various levels of care, which will begin on October 1, 2021 and will end September 30, 2022 and final fiscal year 2021 base payment rates for various levels of care, which began on October 1, 2020 and will end September 30, 2021 (payment rates for hospice providers not complying with the hospice quality reporting requirements will be 2% lower than the values referenced below):

Description	Final Fiscal Year 2022 Rate per patient day	Fiscal Year 2021 Rate per patient day
Routine Home Care days 1-60	$203.40	$199.25
Routine Home Care days 60+	$160.74	$157.49
Continuous Home Care	$1,462.52	$1,432.41
Full rate = 24 hours of care
$59.68 = hourly rate for 2021 $60.94 = hourly rate for 2022
Inpatient Respite Care	$473.75	$461.09
General Inpatient Care	$1,068.28	$1,045.66
Facility-based

On August 2, 2021, CMS issued a final rule for the fiscal year 2022 Long-Term Care Hospital Prospective Payment System ("LTACH-PPS"), which described that LTACH-PPS payments for fiscal year 2022 will increase by 1.1%. LTACH-PPS payments for fiscal year 2022 for discharges paid using the standard LTACH payment rate will increase by 0.9% due primarily to the annual standard Federal rate update for fiscal year 2022 of 1.9% and 0.8% decrease in high cost outlier payments. LTACH-PPS payments for fiscal year 2022 for discharges paid using the site neutral payment rate will increase by 3%.
RESULTS OF OPERATIONS
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the three months ended June 30, 2021 and 2020 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2021			2020			Increase (Decrease)
Net service revenue	$545,907			$487,320			$58,587
Cost of service revenue (excluding depreciation and amortization)	317,872	58.2%		306,712	62.9%		11,160
General and administrative expenses	167,061	30.6		150,574	30.9		16,487
Impairment of intangibles and other	760			600			160
Government stimulus (income)	—			(44,435)			(44,435)
Interest expense	(143)			(841)			(698)
Income tax expense	13,318	26.2	(1)	15,227	26.0	(1)	(1,909)
Net income attributable to noncontrolling interests	9,110			13,109			(3,999)
Net income attributable to LHC Group, Inc.’s common stockholders	$37,643			$44,692			$(7,049)

(1) Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized of $0.04 million and $0.3 million during the three months ended June 30, 2021 and 2020, respectively.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended June 30, 2021 and the related change from the same period in 2020 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; net service revenue excludes implicit price concessions):

The below data for the three months ended June 30, 2021 was impacted by the COVID-19 pandemic.
	Organic (1)	Organic Growth (Loss) %	Acquired (2)	Total	Total Growth (Loss) %
Home health services
Revenue	$390,048	16.4%	$11,489	$401,537	16.8%
Revenue Medicare	$241,375	10.3	$6,936	$248,311	10.3
Admissions	108,076	16.4	1,006	109,082	16.7
Medicare Admissions	54,399	8.8	591	54,990	8.8
Average Census	83,297	10.3	2,257	85,554	10.3
Average Medicare Census	43,902	0.9	1,232	45,134	0.7
Home Health Episodes	83,318	6.2	2,345	85,663	5.5
Hospice services			—
Revenue	$61,094	1.1	$3,167	$64,261	4.9
Revenue Medicare	$56,888	1.9	$3,072	$59,960	6.1
Admissions	4,798	1.1	169	4,967	2.0
Medicare Admissions	4,297	2.6	178	4,475	4.8
Average Census	4,192	(3.0)	262	4,454	1.8
Average Medicare Census	3,953	(1.6)	220	4,173	2.6
Patient days	381,508	(3.0)	23,831	405,339	1.8
Home and community-based services
Revenue	$46,203	(6.1)	$2,399	$48,602	(2.6)
Billable hours	1,744,932	(7.8)	133,206	1,878,138	(2.3)
Facility-based services
LTACHs
Revenue	$30,635	(3.8)	$—	$30,635	(6.5)
Patient days	18,557	(19.1)	1,642	20,199	(14.6)
Other facility-based services
Revenue	$1,595	(20.4)	$—	$1,595	(20.4)
HCI
Revenue	$6,285	7.4	$—	$6,285	7.4
Consolidated
Revenue	$535,860	12.7	$17,055	$552,915	11.6

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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2021		2020
Home health services
Salaries, wages and benefits	$199,789	50.4%	$177,533	52.2%
Transportation	9,230	2.3	8,730	2.6
Supplies and services	10,906	2.8	18,883	5.6
Total	$219,925	55.5%	$205,146	60.4%
Hospice services
Salaries, wages and benefits	$28,453	44.6%	$26,749	43.8%
Transportation	1,967	3.1	1,799	2.9
Supplies and services	9,227	14.5	8,723	14.3
Total	$39,647	62.2%	$37,271	61.0%
Home and community-based services
Salaries, wages and benefits	$33,925	70.1%	$36,081	75.7%
Transportation	414	0.9	451	0.9
Supplies and services	344	0.7	2,215	4.6
Total	$34,683	71.7%	$38,747	81.2%
Facility-based services
Salaries, wages and benefits	$14,887	48.0%	$15,926	47.3%
Transportation	7	—	44	0.1
Supplies and services	5,566	17.9	5,815	17.3
Total	$20,460	65.9%	$21,785	64.7%
HCI
Salaries, wages and benefits	$3,108	50.7%	$3,666	72.2%
Transportation	65	1.1	56	1.1
Supplies and services	(16)	(0.3)	41	0.8
Total	$3,157	51.5%	$3,763	74.1%
Consolidated
Salaries, wages and benefits	$280,162	51.3%	$259,955	53.3%
Transportation	11,683	2.1	11,080	2.3
Supplies and services	26,027	4.8	35,677	7.4
Total	$317,872	58.2%	$306,712	63.0%

During 2021, cost of service revenue in our home health segment was impacted by the effective cost mitigation strategies associated with the implementation of PDGM. Cost of service revenue in our home and community-based segment declined due to the lower patient volumes resulting in a decrease in billable hours and a decrease in total costs. Supplies associated with COVID-19 decreased in all segments in 2021 as compared to 2020 as we incurred substantial costs in 2020 to acquire needed personal protective equipment to protect our clinicians during the start of the global pandemic. We continue to purchase additional personal protective equipment; however, we are observing an overall decline in utilization and an overall price per unit decline for these supplies.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2021		2020
Home health services
General and administrative	$120,610	30.4%	$107,121	31.5%
Depreciation and amortization	2,635	0.7	3,088	0.9
Total	$123,245	31.1%	$110,209	32.4%
Hospice services
General and administrative	$17,589	27.6%	$15,745	25.8%
Depreciation and amortization	525	0.8	521	0.9
Total	$18,114	28.4%	$16,266	26.7%
Home and community-based services
General and administrative	$11,548	23.9%	$10,716	22.5%
Depreciation and amortization	375	0.8	408	0.9
Total	$11,923	24.7%	$11,124	23.4%
Facility-based services
General and administrative	$10,119	32.6%	$9,230	27.4%
Depreciation and amortization	787	2.5	935	2.8
Total	$10,906	35.1%	$10,165	30.2%
HCI
General and administrative	$2,653	43.3%	$2,510	49.4%
Depreciation and amortization	220	3.6	300	5.9
Total	$2,873	46.9%	$2,810	55.3%
Consolidated
General and administrative	$162,519	29.8%	$145,322	29.8%
Depreciation and amortization	4,542	0.8	5,252	1.1
Total	$167,061	30.6%	$150,574	30.9%

Consolidated general and administrative expenses increased $16.5 million in 2021 as compared to 2020; however, consolidated general and administrative expenses decreased as a percentage of net service revenue from 30.9% to 30.6%. Revenue in our home health segment increased 16.8% in the second quarter of 2021 as compared to the second quarter of 2020 due to the increase in average daily census. This increase in revenue improved our percentage of general and administrative expenses as we leveraged administrative costs in 2021.

Six months ended June 30, 2021 compared to six months ended June 30, 2020
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the six months ended June 30, 2021 and 2020 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2021			2020			Increase (Decrease)
Net service revenue	$1,070,742			$1,000,191			$70,551
Cost of service revenue (excluding depreciation and amortization)	628,144	58.7%		627,914	62.8%		230
General and administrative expenses	330,310	30.8		308,440	30.8		21,870
Impairment of intangibles and other	937			600			337
Government stimulus (income)	—			(44,435)			(44,435)
Interest expense	(406)			(3,609)			(3,203)
Income tax expense	22,759	26.2	(1)	18,586	26.4	(1)	4,173
Net income attributable to noncontrolling interests	15,884			18,761			(2,877)
Net income attributable to LHC Group, Inc.’s common stockholders	$72,302			$66,716			$5,586

(1) Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized of $2.2 million and $1.6 million during the six months ended June 30, 2021 and 2020, respectively. The effective tax rate for the six months ended June 30, 2020 also benefited from a $2.2 million impact from the enactment of the CARES Act.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the six months ended June 30, 2021 and the related change from the same period in 2020 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; net service revenue excludes implicit price concessions):

The below data for the six months ended June 30, 2021 was impacted by the COVID-19 pandemic.
	Organic (1)	Organic Growth (Loss) %	Acquired (2)	Total	Total Growth (Loss) %
Home health services
Revenue	$767,792	9.4%	$15,470	$783,262	9.2%
Revenue Medicare	$480,780	3.2	$9,697	$490,477	2.7
Admissions	215,218	7.4	1,786	217,004	7.6
Medicare Admissions	108,378	(0.9)	1,025	109,403	(0.9)
Average Census	83,216	10.2	1,529	84,745	9.7
Average Medicare Census	44,336	—	850	45,186	(0.6)
Home Health Episodes	167,013	0.5	3,260	170,273	(0.7)
Hospice services
Revenue	$121,525	1.9	$7,000	$128,525	5.8
Revenue Medicare	$112,565	2.4	$6,819	$119,384	6.7
Admissions	10,140	4.4	404	10,544	6.2
Medicare Admissions	9,031	5.2	354	9,385	6.7
Average Census	4,188	(1.9)	268	4,456	3.6
Average Medicare Census	3,926	(1.2)	242	4,168	4.1
Patient days	757,927	(2.5)	48,531	806,458	2.3
Home and community-based services
Revenue	$95,163	(3.6)	$2,940	$98,103	(2.1)
Billable hours	3,617,773	(5.8)	161,646	3,779,419	(3.3)
Facility-based services
LTACHs
Revenue	$63,666	7.6	$—	$63,666	7.6
Patient days	39,717	(7.9)	1,642	41,359	7.9
Other facility-based services
Revenue	$2,592	(47.9)	$—	$2,592	(47.9)
HCI
Revenue	$12,224	(2.3)	$—	$12,224	(2.3)
Consolidated
Revenue	$1,062,962	9.4	$25,410	$1,088,372	7.1

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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six months ended June 30,
	2021		2020
Home health services
Salaries, wages and benefits	$392,026	50.9%	$377,139	53.3%
Transportation	18,050	2.3	18,535	2.6
Supplies and services	22,222	2.9	29,912	4.2
Total	$432,298	56.1%	$425,586	60.1%
Hospice services
Salaries, wages and benefits	$56,465	44.6%	$53,762	44.2%
Transportation	3,797	3.0	3,739	3.1
Supplies and services	17,955	14.2	17,804	14.6
Total	$78,217	61.8%	$75,305	61.9%
Home and community-based services
Salaries, wages and benefits	$68,079	69.8%	$73,574	76.5%
Transportation	830	0.9	941	1.0
Supplies and services	646	0.7	2,685	2.8
Total	$69,555	71.4%	$77,200	80.3%
Facility-based services
Salaries, wages and benefits	$30,921	48.0%	$30,304	47.9%
Transportation	17	—	80	0.1
Supplies and services	10,697	16.6	11,743	18.5
Total	$41,635	64.6%	$42,127	66.5%
HCI
Salaries, wages and benefits	$6,313	53.0%	$7,409	64.7%
Transportation	116	1.0	148	1.3
Supplies and services	10	0.1	139	1.2
Total	$6,439	54.1%	$7,696	67.2%
Consolidated
Salaries, wages and benefits	$553,804	51.7%	$542,188	54.2%
Transportation	22,810	2.1	23,443	2.3
Supplies and services	51,530	4.9	62,283	6.3
Total	$628,144	58.7%	$627,914	62.8%

During 2021, cost of service revenue in our home health segment was impacted by the effective cost mitigation strategies associated with the implementation of PDGM. Cost of service revenue in our home and community-based segment declined due to the lower patient volumes resulting in a decrease in billable hours and a decrease in total costs. Supplies associated with COVID-19 decreased in all segments in 2021 as compared to 2020 as we incurred substantial costs in 2020 to acquire needed personal protective equipment to protect our clinicians during the start of the global pandemic. We continue to purchase additional personal protective equipment; however, we are observing an overall decline in utilization and an overall price per unit decline for these supplies..

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six months ended June 30,
	2021		2020
Home health services
General and administrative	$237,071	30.8%	$220,143	31.1%
Depreciation and amortization	5,571	0.7	6,089	0.9
Total	$242,642	31.5%	$226,232	32.0%
Hospice services
General and administrative	$35,164	27.8%	$31,856	26.2%
Depreciation and amortization	1,077	0.9	1,036	0.9
Total	$36,241	28.7%	$32,892	27.0%
Home and community-based services
General and administrative	$22,681	23.3%	$21,784	22.7%
Depreciation and amortization	771	0.8	799	0.8
Total	$23,452	24.1%	$22,583	23.5%
Facility-based services
General and administrative	$20,535	31.9%	$18,679	29.5%
Depreciation and amortization	1,628	2.5	1,866	2.9
Total	$22,163	34.4%	$20,545	32.4%
HCI
General and administrative	$5,318	44.6%	$5,593	48.8%
Depreciation and amortization	494	4.1	595	5.2
Total	$5,812	48.7%	$6,188	54.0%
Consolidated
General and administrative	$320,769	30.0%	$298,055	29.8%
Depreciation and amortization	9,541	0.8	10,385	1.0
Total	$330,310	30.8%	$308,440	30.8%

Consolidated general and administrative expenses increased $21.9 million in 2021 as compared to 2020; however, consolidated general and administrative expenses remained flat as a percentage of net service revenue. Revenue in our home health segment increased 9.2% in 2021 as compared to 2020 due to the increase in average daily census. This increase in revenue maintained our percentage of general and administrative expenses as we leveraged administrative costs in 2021.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our cash balance at June 30, 2021 was $112.1 million and we have $333.8 million of available liquidity from cash and our revolving credit facility, net of $252.9 million liabilities associated with the CAAP. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations and amounts available under our revolving credit facility will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months.
Our principal source of liquidity for operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third-party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our credit facility, which provides for aggregate borrowings, including outstanding letters of credit.
The following table summarizes changes in cash (amounts in thousands):

	Six months ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(11,824)	$435,876
Investing activities	(24,687)	(30,677)
Financing activities	(137,950)	(264,119)
Change in cash	$(174,461)	$141,080
Cash at beginning of period	286,569	31,672
Cash at end of period	$112,108	$172,752

The CARES Act provided additional cash during the three months ended June 30, 2020 and increased our net cash provided by operating activities by $310.7 million of Accelerated and Advance Payments, $44.4 million of Provider Relief Funds, and $17.8 million payment deferral of our portion of social security payroll tax. The initial impact of COVID-19 in 2020 also increased our prepaid medical supplies due to the need of obtaining personal protective equipment to our clinicians and increased our salaries, wages and benefits associated with the increased staffing demands associated with our response to COVID-19.
In 2021, CMS recouped $65.0 million of the Accelerated and Advance Payments and we returned $93.3 million of Provider Relief Funds back to the government. We paid $38.1 million in income taxes, of which $17.3 million related to the CARES Act legislation. These cash outflows were offset by a reduction in our days sales outstanding and stabilized costs for needed personal protective equipment. We did not utilize any proceeds in our credit agreement during 2021 as compared to 2020, which caused the increase in cash used in our financing activities.
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
Revolving loans under the Credit Agreement bear interest at, as selected by us, either a (a) Base Rate, which is defined as a fluctuating rate per annum equal to the highest of (1) the Federal Funds Rate in effect on such day plus 0.5%, (2) the Prime Rate in effect on such day, and (3) the Eurodollar Rate for a one month interest period on such day plus 1.5%, plus a margin ranging from 0.50% to 1.25% per annum or (b) Eurodollar rate plus a margin ranging from 1.50% to 2.25% per annum. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at the same time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.20% to 0.35% per annum depending upon our consolidated Leverage Ratio, as defined in the Credit Agreement. The Base Rate as of June 30, 2021 was 4.50% and the LIBOR rate was 1.88%.
On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease the publication of LIBOR settings for 1-month, 3-month, 6-month, and 12-month LIBOR borrowings immediately on June 30, 2023. The announcement did not identify any successor administrator.
As of June 30, 2021, we had letters of credit outstanding in the amount of $25.4 million under the Credit Agreement, and had approximately $474.6 million of remaining borrowing capacity available under the Credit Agreement. At December 31, 2020, we had $20.0 million drawn and letters of credit outstanding in the amount of $25.4 million under the Credit Facility.
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
At June 30, 2021, we were in compliance with all debt covenants.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would not have increased our interest expense for the six months ended June 30, 2021.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2021, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021, the end of the period covered by this Quarterly Report.
Changes in Internal Controls Over Financial Reporting
We, including the principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of the controls and procedures, the principal executive officer and principal financial officer concluded the disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021, the end of the period covered by this Quarterly Report.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
For a discussion of legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS.
There have been no material changes in the Company’s risk factors from those in Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 6.    EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to LHC Group’s Form 8-K filed on April 2, 2018).

3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to LHC Group’s Form 10-Q filed on May 9, 2008).

4.1	Specimen Stock Certificate of LHC Group’s Common Stock, par value $0.01 per share (previously filed as Exhibit 4.1 to LHC Group’s Form S-1/ A (File No. 333-120792) filed on February 14, 2005).

10.1	Amended and Restated Employment Agreement between Bruce D. Greenstein and LHC Group, Inc., effective July 1, 2021

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dale G. Mackel, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
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

LHC GROUP, INC.
(Registrant)

Date: August 5, 2021	/s/ Dale G. Mackel
Dale G. Mackel
Chief Financial Officer (Principal financial officer)