Form 10-Q
period 2021-09-30
LHC Group, Inc
filed 2021-11-04
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of November 2, 2021: 31,671,200 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data) (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$29,516	$286,569
Receivables:
Patient accounts receivable	333,088	301,209
Other receivables	21,543	11,522
Total receivables	354,631	312,731
Prepaid taxes	12,509	—
Prepaid income taxes	11,575	—
Prepaid expenses	22,048	22,058
Other current assets	21,320	25,664
Total current assets	451,599	647,022
Property, building and equipment, net of accumulated depreciation of $94,344 and $82,721, respectively	150,909	138,366
Goodwill	1,603,360	1,259,147
Intangible assets, net of accumulated amortization of $18,701 and $17,659, respectively	350,528	315,355
Assets held for sale	—	1,900
Operating lease right of use asset	111,550	100,046
Other assets	44,740	21,518
Total assets	$2,712,686	$2,483,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$83,159	$64,864
Salaries, wages, and benefits payable	82,994	88,666
Self-insurance reserves	35,094	35,103
Income tax payable	—	21,464
Government stimulus advance	—	93,257
Contract liabilities - deferred revenue	176,333	317,962
Current operating lease liabilities	35,964	32,676
Amounts due to governmental entities	785	1,516
Current liabilities - deferred employer payroll tax	26,774	25,928
Total current liabilities	441,103	681,436
Deferred income taxes	70,593	47,237
Income taxes payable	6,848	6,203
Revolving credit facility	355,000	20,000
Other long term liabilities	26,774	25,928
Long-term operating lease liabilities	78,445	70,275
Total liabilities	978,763	851,079
Noncontrolling interest — redeemable	17,730	18,921
Commitments and contingencies
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 60,000,000 shares authorized; 36,540,219 and 36,355,497 shares issued, and 31,263,385 and 31,139,840 shares outstanding, respectively	365	364
Treasury stock — 5,276,834 and 5,215,657 shares at cost, respectively	(80,605)	(69,011)
Additional paid-in capital	974,680	962,120
Retained earnings	735,333	635,297
Total LHC Group, Inc. stockholders’ equity	1,629,773	1,528,770
Noncontrolling interest — non-redeemable	86,420	84,584
Total stockholders' equity	1,716,193	1,613,354
Total liabilities and stockholders' equity	$2,712,686	$2,483,354
See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30, 2021		Nine Months Ended September 30,
	2021	2020	2021	2020
Net service revenue	$565,451	$530,684	$1,636,193	$1,530,875
Cost of service revenue (excluding depreciation and amortization)	343,862	305,246	972,006	933,160
Gross margin	221,589	225,438	664,187	597,715
General and administrative expenses	176,444	161,463	506,754	469,903
Impairment of intangibles and other	—	22	937	622
Government stimulus (income) expense	—	44,435	—	—
Operating income	45,145	19,518	156,496	127,190
Interest expense	(1,135)	(431)	(1,541)	(4,040)
Income before income taxes and noncontrolling interest	44,010	19,087	154,955	123,150
Income tax expense	10,150	4,595	32,909	23,181
Net income	33,860	14,492	122,046	99,969
Less net income (loss) attributable to noncontrolling interests	6,126	(8)	22,010	18,753
Net income attributable to LHC Group, Inc.’s common stockholders	$27,734	$14,500	$100,036	$81,216

Earnings per share:
Basic	$0.89	$0.47	$3.21	$2.61
Diluted	$0.88	$0.46	$3.18	$2.59
Weighted average shares outstanding:
Basic	31,238	31,121	31,205	31,080
Diluted	31,434	31,411	31,422	31,334

See accompanying Notes to the Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2020	$364	36,355,497	$(69,011)	5,215,657	$962,120	$635,297	$84,584	$1,613,354
Net income (1)	—	—	—	—	—	34,659	4,469	39,128
Noncontrolling interest distributions	—	—	—	—	—	—	(2,417)	(2,417)
Purchase of additional controlling interest	—	—	—	—	(81)	—	(61)	(142)
Sale of noncontrolling interest	—	—	—	—	—	—	138	138
Nonvested stock compensation	—	—	—	—	3,513	—	—	3,513
Issuance of vested stock	1	148,447	—	—	—	—	—	1
Treasury shares redeemed to pay income tax	—	—	(9,541)	51,221	—	—	—	(9,541)
Issuance of common stock under Employee Stock Purchase Plan	—	3,204	—	—	649	—	—	649
Balance as of March 31, 2021	$365	36,507,148	$(78,552)	5,266,878	$966,201	$669,956	$86,713	$1,644,683
Net income (1)	—	—	—	—	—	37,643	5,232	42,875
Noncontrolling interest distributions	—	—	—	—	—	—	(4,660)	(4,660)
Purchase of additional controlling interest	—	—	—	—	(870)	—	(728)	(1,598)
Nonvested stock compensation	—	—	—	—	3,993	—	—	3,993
Issuance of vested stock	—	15,531	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(1,213)	6,024	—	—	—	(1,213)
Issuance of common stock under Employee Stock Purchase Plan	—	3,152	—	—	573	—	—	573
Balance as of June 30, 2021	$365	36,525,831	$(79,765)	5,272,902	$969,897	$707,599	$86,557	$1,684,653
Net income (1)	—	—	—	—	—	27,734	3,182	30,916
Noncontrolling interest distributions	—	—	—	—	—	—	(5,052)	(5,052)
Sale of noncontrolling interest	—	—	—	—	(83)	—	1,733	1,650
Nonvested stock compensation	—	—	—	—	4,211	—	—	4,211
Issuance of vested stock	—	10,943	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(840)	3,932	—	—	—	(840)
Issuance of common stock under Employee Stock Purchase Plan	—	3,445	—	—	655	—	—	655
Balance as of September 30, 2021	$365	36,540,219	$(80,605)	5,276,834	$974,680	$735,333	$86,420	$1,716,193

(1) Net income excludes net income attributable to noncontrolling interest-redeemable of $2.9 million and $9.1 million during the three and nine months ended September 30, 2021. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

	Nine Months Ended September 30, 2020
	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2019	$361	36,129,280	$(60,060)	5,136,890	$949,321	$523,701	$93,928	$1,507,251
Net income (1)	—	—	—	—	—	22,024	2,099	24,123
Acquired noncontrolling interest	—	—	—	—	—	—	2,880	2,880
Noncontrolling interest distributions	—	—	—	—	—	—	(2,093)	(2,093)
Purchase of additional controlling interest	—	—	—	—	(2,470)	—	(21,105)	(23,575)
Nonvested stock compensation	—	—	—	—	3,680	—	—	3,680
Issuance of vested stock	2	163,163	—	—	—	—	—	2
Treasury shares redeemed to pay income tax	—	—	(7,122)	59,390	189	—	—	(6,933)
Issuance of common stock under Employee Stock Purchase Plan	—	4,663	—	—	610	—	—	610
Balance as of March 31, 2020	$363	36,297,106	$(67,182)	5,196,280	$951,330	$545,725	$75,709	$1,505,945
Net income (1)	—	—	—	—	—	44,692	7,058	51,750
Noncontrolling interest distributions	—	—	—	—	—	—	(1,909)	(1,909)
Nonvested stock compensation	—	—	—	—	3,263	—	—	3,263
Issuance of vested stock	—	19,846	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(950)	6,256	(189)	—	—	(1,139)
Exercise of options	—	7,137	(522)	3,315	218	—	—	(304)
Issuance of common stock under Employee Stock Purchase Plan	—	3,730	—	—	497	—	—	497
Balance as of June 30, 2020	$363	36,327,819	$(68,654)	5,205,851	$955,119	$590,417	$80,858	$1,558,103
Net income (1)	—	—	—	—	—	14,500	(770)	13,730
Acquired noncontrolling interest	—	—	—	—	—	—	608	608
Noncontrolling interest distributions	—	—	—	—	—	—	(6,375)	(6,375)
Sale of noncontrolling interest	—	—	—	—	(293)	—	2,617	2,324
Nonvested stock compensation	—	—	—	—	4,190	—	—	4,190
Issuance of vested stock	1	10,994	—	—	—	—	—	1
Treasury shares redeemed to pay income tax	—	—	(966)	5,030	—	—	—	(966)
Exercise of options	—	9,149	775	4,013	(1,376)	—	—	(601)
Issuance of common stock under Employee Stock Purchase Plan	—	3,454	—	—	572	—	—	572
Balance as of September 30, 2020	$364	36,351,416	$(68,845)	5,214,894	$958,212	$604,917	$76,938	$1,571,586

(1) Net income excludes net income attributable to noncontrolling interest-redeemable of $0.7 million and $10.4 million during the three and nine months ended September 30, 2020. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$122,046	$99,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,899	15,601
Amortization of operating lease right of use asset	27,526	25,799
Stock-based compensation expense	11,717	11,133
Deferred income taxes	23,356	15,038
(Gain) loss on disposal of assets	(1,190)	291
Impairment of intangibles and other	937	622
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(27,038)	(36,194)
Prepaid expenses	397	(1,487)
Other assets	(6,368)	(3,183)
Prepaid income taxes	(11,575)	(10,035)
Prepaid taxes	(12,509)	—
Accounts payable and accrued expenses	6,626	(17,085)
Salaries, wages, and benefits payable	(9,687)	25,913
Contract liabilities - deferred revenue	(141,629)	317,938
Other long term liabilities	—	33,632
Operating lease liabilities	(27,472)	(25,485)
Income taxes payable	(20,819)	2,721
Net amounts due to/from governmental entities	(833)	555
Net cash (used in) provided by operating activities	(51,616)	455,743
Investing activities:
Purchases of property, building and equipment	(23,548)	(51,241)
Proceeds from sale of property, building and equipment	3,350	7,142
Cash received (paid) for acquisitions, net of cash acquired	(383,475)	2,326
Proceeds from sale of an entity	1,531	—
Minority interest investments	(10,100)	—
Net cash used in investing activities	(412,242)	(41,773)
Financing activities:
Proceeds from line of credit	544,056	276,229
Payments on line of credit	(209,056)	(509,229)
Government stimulus advance	(93,257)	93,257
Proceeds from employee stock purchase plan	1,877	1,679
Payments on deferred financing fees	(2,855)	—
Noncontrolling interest distributions	(22,187)	(22,505)
Withholding taxes paid on stock-based compensation	(11,594)	(9,854)
Purchase of additional controlling interest	(2,113)	(23,575)
Sale of noncontrolling interest	1,934	2,120
Net cash provided by (used in) financing activities	206,805	(191,878)
Change in cash	(257,053)	222,092
Cash at beginning of period	286,569	31,672
Cash at end of period	$29,516	$253,764

Supplemental disclosures of cash flow information:
Interest paid	$1,532	$4,556
Income taxes paid	$42,036	$15,583
Non-Cash Operating Activity:
Operating right of use assets in exchange for lease obligations	$41,776	$25,633
Reduction to right of use assets and liabilities	$2,746	$—
Non-Cash Investing Activity:
Accrued capital expenditures	$1,807	$5,851

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
As of September 30, 2021, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements operated 868 service locations in 35 states within the continental United States and the District of Columbia.
COVID-19 Update
SARS-CoV-2 ("COVID-19") continues to spread and various responses related to stay-at-home restrictions, travel restrictions, and other public health and safety measures continue to evolve. We communicate with our clinicians and other employees all updated policies and procedures as we monitor changes related to the pandemic. Policies and procedures related to social distancing and cleaning procedures remain in place as the safety of our patients and employees are vital. The effects of COVID-19 continue to materially impact our business.  As a result, operating results for the three and nine months ended September 30, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021, and operating results for the three and nine months ended September 30, 2021 may not be directly comparable to operating results for the three and nine months ended September 30, 2020.
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
In addition, the CARES Act suspended the 2% sequestration payment adjustments on Medicare patient claims with dates of service from May 1 through December 31, 2020, suspended the application of site-neutral payment for LTACH admissions that were admitted during the Public Health Emergency ("PHE"), and delayed payment of the employer portion of social security tax. On April 14, 2021, Congress passed legislation to continue the suspension of the 2% sequestration payment adjustments on Medicare patient claims with dates of service through December 31, 2021. On October 18, 2021, the U.S. Department of Health and Human Services extended the PHE until January 16, 2022.
Provider Relief Fund
During the twelve months ended December 31, 2020, the Company received $93.3 million in payments from the Provider Relief Fund, which was recorded as a short-term liability in government stimulus advance in our condensed consolidated balance sheets. The Company recognized $44.4 million of these funds during the six months ended June 30, 2020, which was recorded in government stimulus income in our condensed consolidated statements of income. The amount recognized of $44.4 million was subsequently reversed during the third quarter of 2020, such that the Company recognized no income from the Provider Relief Fund. The Company returned all Provider Relief Funds received of $93.3 million to the government during the nine months ended September 30, 2021.
CAAP
As of December 31, 2020, the Company had $318.0 million of accelerated payments under the CAAP, which was recorded in contract liabilities - deferred revenue in our condensed consolidated balance sheets in accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606"). On October 1, 2020, the repayment and recoupment terms for CAAP funds were amended by the Continuing Appropriations Act, 2021 and Other Extensions Act, which provides that recoupment will begin one year from the date the CAAP funds were received. Under these revised terms, recoupment of CAAP will occur under a tiered approach. The repayment terms begin one year starting from the date the CAAP funds were issued and continues 11 months, with CMS recouping the initial 25% of Medicare payments otherwise owed to the Company. During the nine months ended September 30, 2021, $141.6 million was recouped by CMS and $176.3 million of contract liabilities - deferred revenue remains on our condensed consolidated balance sheets as of September 30, 2021.
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
Other
During the three months ended September 30, 2021 and 2020, the Company recognized $6.8 million and $6.5 million of net service revenue, respectively, due to the suspension of the 2% sequestration payment adjustment. During the nine months ended September 30, 2021 and 2020, the Company recognized $19.7 million and $11.5 million of net service revenue, respectively, due to the suspension of the 2% sequestration payment adjustment. During the three months ended September 30, 2021, the Company recognized $5.7 million and $6.4 million of net service revenue, respectively, due to the suspension of LTACH site-neutral payments. During the nine months ended September 30, 2021 and 2020, the Company recognized $18.2 million and $11.1 million of net service revenue, respectively, due to the suspension of LTACH site-neutral payments. As of September 30, 2021, the Company deferred $51.8 million of employer social security taxes, $25.9 million of which was recorded in current liabilities - deferred employer payroll tax and $25.9 million of which was recorded in other long term liabilities on our condensed consolidated balance sheets.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, the related unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020, the unaudited condensed consolidated statements of changes in equity for the three and nine months ended September 30, 2021 and 2020, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and related notes (collectively, these financial statements are referred to as the "interim financial statements" and together with the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Home health:
Medicare	62.1%	66.4%	62.8%	67.0%
Managed Care, Commercial, and Other	37.9	33.6	37.2	33.0
	100.0%	100.0%	100.0%	100.0%
Hospice:
Medicare	94.6%	93.8%	94.3%	92.9%
Managed Care, Commercial, and Other	5.4	6.2	5.7	7.1
	100.0%	100.0%	100.0%	100.0%
Home and community-based services:
Medicaid	32.1%	21.5%	31.1%	21.0%
Managed Care, Commercial, and Other	67.9	78.5	68.9	79.0
	100.0%	100.0%	100.0%	100.0%
Facility-based services:
Medicare	45.8%	54.2%	49.5%	55.2%
Managed Care, Commercial, and Other	54.2	45.8	50.5	44.8
	100.0%	100.0%	100.0%	100.0%
HCI:
Medicare	6.0%	11.1%	11.4%	17.9%
Managed Care, Commercial, and Other	94.0	88.9	88.6	82.1
	100.0%	100.0%	100.0%	100.0%
Medicare
The following describes the payment models in effect during the nine months ended September 30, 2021. Such payment models have been subject to temporary adjustments made by CMS in response to COVID-19 pandemic as described elsewhere in this Quarterly Report on Form 10-Q. The 2% sequestration reduction adjustment was suspended for patient claims with dates of service that began May 1, 2020 through December 31, 2021.
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
Contingent Service Revenues
The HCI segment provides strategic health management services to Accountable Care Organizations ("ACOs") that have been approved to participate in the Medicare Shared Savings Program ("MSSP"). The HCI segment has service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any. ACOs are legal entities that contract with CMS to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for the individual, improving health for populations and lowering costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each year. During the nine months ended September 30, 2021 and 2020, the Company recorded in its HCI segment $12.1 million and $9.6 million, respectively, related to 2020 and 2019 ACO respective service periods, as certain ACOs served by the HCI segment received a MSSP payment from CMS confirming the performance obligation has been met.
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
The following table sets forth shares used in the computation of basic and diluted per share information and, with respect to the data provided for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average number of shares outstanding for basic per share calculation	31,238	31,121	31,205	31,080
Effect of dilutive potential shares:
Nonvested stock	196	290	217	254
Adjusted weighted average shares for diluted per share calculation	31,434	31,411	31,422	31,334
Anti-dilutive shares	6	—	118	5

Assets Held for Sale

As of December 31, 2020, the Company's assets held for sale was $1.9 million, which consisted of one hospice facility in Knoxville, Tennessee. The Company sold the property during the third quarter of 2021 for $3.2 million. The gain on the sale of the property of $1.2 million was recorded in general and administrative expenses in our condensed consolidated statements of income.

Investments

During the nine months ended September 30, 2021, the Company invested $10.0 million and became a minority owner in a healthcare analytics company and invested $0.1 million in an investment fund focused on minority-owned businesses, which were recorded in other assets in our condensed consolidated balance sheets. These investments were accounted for under the cost method of accounting as the Company does not have the ability to exercise significant influence in connection with its minority ownership positions.

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
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. The pronouncement is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The adoption of the new guidance did not have an effect on the Company's condensed consolidated financial statements.
3. Acquisitions, Divestiture and Joint Venture Activities
Acquisitions
On July 1, 2021, the Company purchased Heart n' Home Hospice for $50.1 million, which included seven wholly-owned hospice locations in Idaho and two wholly-owned hospice locations in Oregon. In addition, the Company purchased Casa de la Luz on July 1, 2021 for $48.0 million, which included two wholly-owned hospice and palliative care locations in Arizona.
On September 1, 2021, the Company purchased Heart of Hospice for $277.1 million, which included 24 wholly-owned hospice locations in Arkansas, Louisiana, Mississippi, Oklahoma, and South Carolina. In separate acquisitions, the Company acquired the majority-ownership of two home health agencies and one hospice agency during the nine months ended September 30, 2021 for an aggregate purchase price $10.3 million. The purchase prices were determined based on the Company's analysis of comparable acquisitions and the target market's potential future cash flows.
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
Transaction costs associated with acquisitions are expensed as incurred. During the nine months ended September 30, 2021, the Company incurred $6.1 million in acquisition-related transaction costs, which was recorded in the consolidated statements of income as general and administrative expenses.
The Company's preliminary valuation analysis of identifiable assets and liabilities assumed for Heart n' Home Hospice and Heart of Hospice is in accordance with the requirements of ASC Topic 805, Business Combinations. The final determination of the fair value of assets acquired and liabilities assumed will be completed in accordance with the applicable accounting guidance. The following table summarizes the preliminary amounts of the assets acquired and liabilities assumed at their acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired during the nine months ended September 30, 2021 (amounts in thousands):

Consideration
Cash	$384,827
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1,352
Patient accounts receivable	14,657
Other receivables	205
Prepaid expenses	387
Other current assets	155
Property and equipment	1,976
Trade names	22,070
Certificates of need/licenses	13,604
Non-compete agreements	1,821
Operating lease right of use asset	7,933
Other assets	84
Accounts payable and other accrued liabilities	(9,764)
Salaries, wages, and benefits payable	(4,045)
Current operating lease liabilities	(2,527)
Amounts due to government entities	(102)
Deferred employer payroll tax	(1,692)
Long-term operating lease liabilities	(5,407)
Total identifiable assets and liabilities	$40,707

Noncontrolling interest	$113
Goodwill, including noncontrolling interest of $78	$344,233
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
Divestiture

During the nine months ended September 30, 2021, the Company sold its controlling membership interests in a home health agency previously operated as an equity joint venture and sold its pharmacy location which was wholly-owned. The total consideration for these controlling interest sales was $1.5 million and resulted in a loss of $0.1 million, which was accounted for as a loss on the sale of entities and recorded in general and administrative expenses.
Joint Venture Activities
During the nine months ended September 30, 2021, the Company purchased additional controlling membership interest in four of our equity joint venture partnerships, whereby the agencies became wholly-owned subsidiaries of the Company. The total consideration for these additional controlling interest purchases was $2.1 million. The transactions were accounted for as equity transactions.
During the nine months ended September 30, 2021, the Company sold noncontrolling membership interest in two home health agencies. The total consideration of the sales of noncontrolling membership interest was $1.9 million. The transactions were accounted for as equity transactions.

4. Goodwill and Intangibles
The changes in recorded goodwill and intangible assets by reporting unit for the nine months ended September 30, 2021 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Home and community-based services reporting unit	Facility-based reporting unit	HCI reporting unit	Total
Goodwill:
Balance as of December 31, 2020	$884,000	$151,742	$166,773	$15,770	$40,862	$1,259,147
Acquisitions	7,057	336,844	254	—	—	344,155
Noncontrolling interests	78	—	—	—	—	78
Disposals	(20)	—	—	—	—	(20)
Balance as of September 30, 2021	$891,115	$488,586	$167,027	$15,770	$40,862	$1,603,360
Intangible assets:
Balance as of December 31, 2020	$226,004	$44,732	$24,208	$5,311	$15,100	$315,355
Acquisitions	1,478	35,971	46	—	—	37,495
Amortization	(354)	(242)	(7)	(4)	(436)	(1,043)
Disposals	(1,279)	—	—	—	—	(1,279)
Balance as of September 30, 2021	$225,849	$80,461	$24,247	$5,307	$14,664	$350,528
The Company did record impairments of goodwill and intangible assets related to the closure of underperforming locations. Goodwill impairment of $0.02 million and Medicare licenses impairment of $0.9 million was recorded during the nine months ended September 30, 2021. This was recorded in impairment of intangibles and other on the Company's condensed consolidated statements of income. The amount of disposal of goodwill was determined using prices of comparable businesses in the market. The amount of disposal of the Medicare licenses was its carrying value at the time of closure. In addition, the Company divested a certificate of need of $0.4 million, which was accounted for as a loss on the sale of an entity and recorded in general and administrative expenses.
The following tables summarize the changes in intangible assets during the nine months ended September 30, 2021 and December 31, 2020 (amounts in thousands):

	2021	2020
Indefinite-lived intangible assets:
Trade names	$190,743	$168,700
Certificates of Need/Licenses	147,338	135,013
Net total	$338,081	$303,713

Definite-lived intangible assets:
Trade names
Gross carrying amount	$10,238	$10,212
Accumulated amortization	(9,575)	(9,480)
Net total	$663	$732
Non-compete agreements
Gross carrying amount	$9,088	$7,267
Accumulated amortization	(6,899)	(6,387)
Net total	$2,189	$880
Customer relationships
Gross carrying amount	$11,822	$11,822
Accumulated amortization	(2,227)	(1,792)
Net total	$9,595	$10,030
Total definite-lived intangible assets
Gross carrying amount	$31,148	$29,301
Accumulated amortization	(18,701)	(17,659)
Net total	$12,447	$11,642

Total intangible assets:
Gross carrying amount	$369,229	$333,014
Accumulated amortization	(18,701)	(17,659)
Net total	$350,528	$315,355

Remaining useful lives for trade names, customer relationships, and non-compete agreements were 8.1, 16.5, and 2.8 years, respectively, at September 30, 2021. Similar periods at December 31, 2020 were 8.8, 17.3, and 2.9 years for trade names, customer relationships, and non-compete agreements, respectively. Amortization expense was $0.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $1.0 million and $0.9 million during the nine months ended September 30, 2021 and 2020, respectively. Amortization expense was recorded in general and administrative expenses.

5. Debt
Credit Facility
On March 30, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A., which was effective on April 2, 2018 (the "Credit Agreement"). The Credit Agreement provided a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $500.0 million, which included an additional $200.0 million accordion expansion feature, and a letter of credit sub-limit equal to $50.0 million. The expiration date of the Credit Agreement was March 30, 2023. On August 3, 2021, the Company entered into an Amended and Restated Senior Credit Facility (the "2021 Amended Credit Agreement"), which amends and restates in its entirety the Credit Agreement. The 2021 Amended Credit Agreement provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $800.0 million, which includes an additional $500.0 million accordion expansion, and a letter of credit sub-limit equal to $75.0 million. The expiration date of the 2021 Amended Credit Agreement is August 3, 2026.
The Company’s obligations under the 2021 Amended Credit Agreement are secured by substantially all of the assets of the Company and its wholly-owned subsidiaries (subject to customary exclusions), which assets include the Company’s equity ownership of its wholly-owned subsidiaries and its equity ownership in joint venture entities. The Company’s wholly-owned subsidiaries also guarantee the obligations of the Company under the 2021 Amended Credit Agreement.
Revolving loans under the 2021 Amended Credit Agreement bear interest at, as selected by the Company, at either (i) the prevailing London Interbank Offered Rate ("LIBOR") (with interest periods of one, three or six months at the Company's option) plus a spread of 1.25% to 2.0% based on the Company's quarterly consolidated Leverage Ratio or (ii) the prevailing prime or base rate plus a spread of 0.25% to 1.00% based on the Company's quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.15% to 0.30% per annum depending upon the Company’s quarterly consolidated Leverage Ratio. The Base Rate as of September 30, 2021 was 3.75% and the LIBOR rate was 1.63%. As of September 30, 2021, the effective interest rate on outstanding borrowings under the 2021 Amended Credit Agreement was 1.63%.
On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease the publication of LIBOR settings for 1-month, 3-month, 6-month, and 12-month LIBOR borrowings immediately on June 30, 2023. Effective October 25, 2021, JPMorgan Chase Bank, N.A transitioned our 2021 Amended Credit Agreement to an alternate rate to CME Term SOFR Reference Rate ("SOFR"), which is administered by CME Group Benchmark Administration Ltd ("CME"). Due to the differences observed between LIBOR rates and SOFR published rates, JPMorgan Chase Bank, N.A. will use a credit spread adjustment ("CSA") in order to minimize value transfer and leave the existing margin applicable to our 2021 Amended Credit Agreement. The CSA used by JPMorgan Chase Bank, N.A. is based on the average of the differences between LIBOR and SOFR over a 12-month period and will be added to SOFR.
As of September 30, 2021, the Company had $355.0 million drawn, letters of credit issued in the amount of $25.4 million, and $419.6 million of remaining borrowing capacity available under the 2021 Amended Credit Agreement. At December 31, 2020, the Company had $20.0 million drawn and letters of credit issued in the amount of $25.4 million under the Credit Facility.
Under the terms of the 2021 Amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The 2021 Amended Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with its debt covenants under the 2021 Amended Credit Agreement at September 30, 2021.
6. Stockholder’s Equity
Equity Based Awards
The 2018 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The total number of shares of the Company's common stock originally reserved were 2,210,544 shares and a total of 1,747,099 shares are currently available for issuance. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
Independent directors are granted shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. During the nine months ended September 30, 2021, the Company granted 7,200 nonvested shares of common stock to independent directors, which shares will vest 100% on the one year anniversary date. In addition, the Company granted 3,500 nonvested shares of common stock to the Company's Lead Director, which shares will vest one-third on the date of grant and one-third on each of the first two anniversaries of the grant date.
During the nine months ended September 30, 2021, employees and a consultant were granted 109,665 and 5,735 shares, respectively, of nonvested shares of common stock pursuant to the 2018 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment and in accordance with the consulting agreement. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date.
The following table represents the share grants activity for the nine months ended September 30, 2021:

	Restricted stock		Options
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Share grants outstanding as of December 31, 2020	469,631	$89.69	74,235	$42.07
Granted	126,100	186.15	—	—
Vested or exercised	(174,921)	188.48	—	—
Share grants outstanding as of September 30, 2021	420,810	$122.25	74,235	$42.07
As of September 30, 2021, there was $41.4 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.03 years. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight-line basis for shares of common stock that vest over time. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods if actual forfeitures differ to ensure that total compensation expense recognized is at least equal to the value of vested awards. The Company recorded $11.7 million and $11.1 million of compensation expense related to nonvested stock grants for the nine months ended September 30, 2021 and 2020, respectively.
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
The table below details the shares of common stock issued during 2021:

	Number of shares	Per share price
Shares available as of December 31, 2020	118,136
Shares issued during the three months ended March 31, 2021	3,204	$202.66
Shares issued during the three months ended June 30, 2021	3,152	$181.65
Shares issued during the three months ended September 30, 2021	3,445	$190.25
Shares available as of September 30, 2021	108,335
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock or the exercise of stock options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the nine months ended September 30, 2021, the Company redeemed 61,177 shares of common stock valued at $11.6 million, related to share vesting tax obligations. Such shares are held as treasury stock and are available for reissuance by the Company.
7. Commitments and Contingencies
Contingencies
The Company provides services in a highly regulated industry and is a party to various proceedings and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including audits by Zone Program Integrity Contractors ("ZPICs"), Unified Program Integrity Contractors ("UPICs"), and Recovery Audit Contractors ("RACs") and investigations resulting from the Company's obligation to self-report suspected violations of law). Management cannot predict the ultimate outcome of any regulatory and other governmental and internal audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. These audits and investigations have caused and could potentially continue to cause delays in collections, recoupments from governmental payors. Currently, the Company has recorded $16.9 million in its condensed consolidated balance sheets in other assets as of September 30, 2021 and December 31, 2020, which are due from government payors related to the disputed finding of pending appeals of ZPIC audits. Additionally, these audits may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.
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
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of September 30, 2021, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
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
The carrying amount of each redeemable equity instrument presented in temporary equity for the nine months ended September 30, 2021 is not less than the initial amount reported for each instrument.
The following table summarizes the activity of noncontrolling interest-redeemable for the nine months ended September 30, 2021 (amounts in thousands):

Balance as of December 31, 2020	$18,921
Net income attributable to noncontrolling interest-redeemable	9,127
Noncontrolling interest-redeemable distributions	(10,058)
Acquired noncontrolling interest-redeemable	113
Purchase of controlling interest	(373)
Balance as of September 30, 2021	$17,730

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

The Company recognizes operating lease right of use assets and operating lease payable based on the present value of the future minimum lease payments at the lease commencement date. The Company's leases do not provide implicit rates. Therefore, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. As of September 30, 2021, the weighted-average remaining lease term was 3.97 years and weighted-average discount rate was 4.24%.

The following table summarizes the operating lease right of use assets and related lease payables in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021	December 31, 2020
Operating lease right of use asset	$111,550	$100,046
Current operating lease liabilities	35,964	32,676
Long-term operating lease liabilities	78,445	70,275

The components of lease costs for operating leases for the three and nine months ended September 30, 2021 and 2020 were as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost	$12,791	$11,973	$37,096	$34,921
Short-term lease cost	927	743	2,697	2,232
Variable lease cost	997	999	3,058	2,851
Total lease costs	$14,715	$13,715	$42,851	$40,004

Maturities of operating lease liabilities as of September 30, 2021 were as follows (amounts in thousands):

Month ending September 30,
2021	$10,650
2022	37,918
2023	28,922
2024	20,080
Thereafter	26,578
Total future minimum lease payments	124,148
Less: Imputed interest	(9,739)
Total	$114,409

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
The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended September 30, 2021
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$386,699	$82,653	$45,800	$32,415	$17,884	$565,451
Cost of service revenue (excluding depreciation and amortization)	230,839	51,631	34,386	23,725	3,281	343,862
General and administrative expenses	126,695	22,548	11,764	11,050	4,387	176,444
Operating income (loss)	29,165	8,474	(350)	(2,360)	10,216	45,145
Interest expense	(811)	(139)	(109)	(54)	(22)	(1,135)
Income (loss) before income taxes and noncontrolling interest	28,354	8,335	(459)	(2,414)	10,194	44,010
Income tax expense (benefit)	6,407	1,874	(99)	(554)	2,522	10,150
Net income (loss)	21,947	6,461	(360)	(1,860)	7,672	33,860
Less net income (loss) attributable to non controlling interests	5,157	1,085	77	(187)	(6)	6,126
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$16,790	$5,376	$(437)	$(1,673)	$7,678	$27,734
Total assets	$1,632,670	$681,954	$239,452	$83,276	$75,334	$2,712,686

	Three Months Ended September 30, 2020
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$373,450	$59,801	$48,387	$33,344	$15,702	$530,684
Cost of service revenue (excluding depreciation and amortization)	205,523	37,180	36,664	22,213	3,666	305,246
General and administrative expenses	118,792	16,668	10,937	11,439	3,627	161,463
Impairment of intangibles and other	22	—	—	—	—	22
Government stimulus (income) expense	35,019	4,731	2,865	1,656	164	44,435
Operating income (loss)	14,094	1,222	(2,079)	(1,964)	8,245	19,518
Interest expense	(310)	(51)	(37)	(22)	(11)	(431)
Income (loss) before income taxes and noncontrolling interest	13,784	1,171	(2,116)	(1,986)	8,234	19,087
Income tax expense (benefit)	3,403	247	(440)	(435)	1,820	4,595
Net income (loss)	10,381	924	(1,676)	(1,551)	6,414	14,492
Less net income (loss) attributable to noncontrolling interests	(157)	321	(153)	(12)	(7)	(8)
Net income (loss) attributable to LHC Group, Inc.'s common stockholders	$10,538	$603	$(1,523)	$(1,539)	$6,421	$14,500
Total assets	$1,721,278	$277,358	$263,414	$108,118	$86,168	$2,456,336

	Nine Months Ended September 30, 2021
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$1,157,061	$209,191	$143,332	$96,814	$29,795	$1,636,193
Cost of service revenue (excluding depreciation and amortization)	663,137	129,848	103,941	65,360	9,720	972,006
General and administrative expenses	369,337	58,789	35,216	33,213	10,199	506,754
Impairment of intangibles and other	937	—	—	—	—	937
Operating income (loss)	123,650	20,554	4,175	(1,759)	9,876	156,496
Interest expense	(1,099)	(195)	(143)	(73)	(31)	(1,541)
Income (loss) before income taxes and noncontrolling interest	122,551	20,359	4,032	(1,832)	9,845	154,955
Income tax expense (benefit)	26,003	4,221	889	(649)	2,445	32,909
Net income (loss)	96,548	16,138	3,143	(1,183)	7,400	122,046
Less net income (loss) attributable to non controlling interests	17,506	3,308	441	792	(37)	22,010
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$79,042	$12,830	$2,702	$(1,975)	$7,437	$100,036

	Nine Months Ended September 30, 2020
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$1,081,143	$181,387	$144,526	$96,664	$27,155	$1,530,875
Cost of service revenue (excluding depreciation and amortization)	631,109	112,485	113,864	64,340	11,362	933,160
General and administrative expenses	345,024	49,560	33,520	31,984	9,815	469,903
Impairment of intangibles and other	22	600	—	—	—	622
Government stimulus (income) expense	—	—	—	—	—	—
Operating income (loss)	104,988	18,742	(2,858)	340	5,978	127,190
Interest expense	(2,804)	(451)	(382)	(288)	(115)	(4,040)
Income (loss) before income taxes and noncontrolling interest	102,184	18,291	(3,240)	52	5,863	123,150
Income tax expense (benefit)	19,499	3,294	(658)	(261)	1,307	23,181
Net income (loss)	82,685	14,997	(2,582)	313	4,556	99,969
Less net income (loss) attributable to noncontrolling interests	14,371	3,452	(275)	1,228	(23)	18,753
Net income (loss) attributable to LHC Group, Inc.'s common stockholders	$68,314	$11,545	$(2,307)	$(915)	$4,579	$81,216
12. Income Taxes

The effective tax rate for each of the nine months ended September 30, 2021 and 2020 benefited from $2.4 million of excess tax benefits associated with stock-based compensation arrangements.

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company’s unrecognized tax benefits would affect the tax rate, if recognized.  The Company includes the full amount of unrecognized tax benefits in income taxes payable in noncurrent liabilities in the Company's condensed consolidated balance sheets.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. As of September 30, 2021 and December 31, 2020, the Company recognized $6.8 million and $6.2 million, respectively, in unrecognized tax benefits.

13. Subsequent Events
On October 1, 2021, the Company purchased one wholly- owned home health agency and three wholly-owned hospice agencies for total consideration of $7.5 million.
On November 1, 2021, the Company purchased Brookdale Health Care Services' agencies from the recently formed home health, hospice, and outpatient therapy venture between HCA Healthcare and Brookdale Senior Living, Inc. The wholly-owned purchased agencies included 23 home health locations, 11 hospice locations, and 13 therapy agencies across 22 states. Total consideration for this acquisition was $197.0 million, which was funded on November 1, 2021.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements, including the potential future impact of COVID-19 on our results of operations and liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the potential impact on supply chain disruptions and increased costs associated with obtaining personal protective equipment, the expected benefit of the CARES Act on our liquidity, and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•our expectations regarding financial condition or results of operations for periods after September 30, 2021;
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
OVERVIEW
General
We provide quality, cost-effective post-acute health care services to our patients. As of September 30, 2021, we have 868 service providers in 35 states within the continental United States and the District of Columbia. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services primarily offered through our long-term acute care hospitals (“LTACHs”), and (5) healthcare innovations services ("HCI"). We intend to increase the number of service providers within each of our segments that we operate through continued acquisitions, joint ventures, and organic development.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of September 30, 2021, we operated 532 home health services locations, of which 320 are wholly-owned, 208 are majority-owned through equity joint ventures, two are under license lease arrangements, and the operations of the remaining two locations are only managed by us.

Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of September 30, 2021, we operated 155 hospice locations, of which 92 are wholly-owned, 61 are majority-owned through equity joint ventures, and two are under license lease arrangements.
Through our home and community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of September 30, 2021, we operated 130 home and community-based services locations, of which 117 are wholly-owned and 13 are majority-owned through equity joint ventures.
We provide facility-based services principally through our LTACHs. As of September 30, 2021, we operated 11 LTACHs with 12 locations, all but three of which are located within host hospitals. We also operate two skilled nursing facilities, a family health center, a rural health clinic, two physician practices, and 19 therapy clinics. Of these 37 facility-based services locations, 26 are wholly-owned, and 11 are majority-owned through equity joint ventures.
Our HCI segment reports on our developmental activities outside its other business segments.  The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have 14 HCI locations, of which 13 are wholly-owned and one is majority-owned through an equity joint venture.
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of September 30, 2021, the Joint Commission had accredited 522 of our 532 home health services locations and 110 of our 155 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reporting segment	2021	2020	2021	2020
Home health services	68.4%	70.4%	70.7%	70.6%
Hospice services	14.6	11.2	12.8	11.8
Home and community-based services	8.1	9.1	8.8	9.5
Facility-based services	5.7	6.3	5.9	6.3
Healthcare innovations services	3.2	3.0	1.8	1.8
	100.0%	100.0%	100.0%	100.0%
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
Coronavirus and Coronavirus Aid, Relief, and Economic Security Act
The following portions of the CARES Act impacted us during the nine months ended September 30, 2021:

•Provider Relief Fund: During 2020, we received $93.3 million in payments from the Provider Relief Fund. We returned all funds to the government during the nine months ended September 30, 2021.
•CAAP: During 2020, we received $318.0 million of accelerated payments under the CAAP, of which $141.6 million was recouped by CMS during the nine months ended September 30, 2021 and $176.3 million of contract liabilities - deferred revenue remains on our condensed consolidated balance sheets.
•Suspension of the 2% sequestration payment adjustment: CMS suspended the 2% sequestration payment adjustment for patient claims with dates of services from May 1, 2020 through December 31, 2020, which was subsequently amended to continue through December 31, 2021. During the three months ended September 30, 2021 and 2020, we recognized $6.8 million and $6.5 million of net service revenue, respectively, due to the suspension of the 2% sequestration payment adjustment. During the nine months ended September 30, 2021 and 2020, we recognized $19.7 million and $11.5 million of net service revenue, respectively, due to the suspension of the 2% sequestration payment adjustment.
•Waiver of the application of site-neutral payment: Under Section 1886(m)(6)(A)(i) of the Act, the claims processing systems was updated to pay all LTACH cases admitted during the COVID-19 PHE period at the LTACH PPS standard federal rate, effective for claims with an admission date occurring on or after January 27, 2020 through the end of the PHE period. During the three months ended September 30, 2021, we recognized $5.7 million and $6.4 million of net service revenue, respectively, due to the suspension of LTACH site-neutral payments. During the nine months ended September 30, 2021 and 2020, we recognized $18.2 million and $11.1 million of net service revenue, respectively, due to the suspension of LTACH site-neutral payments.
During the nine months ended September 30, 2021, we did experience higher costs related to higher contract labor utilization due to an increase in our clinicians being on quarantine from COVID-19 exposure or potential exposure. There is no guarantee that we won’t experience similar impacts in the future or experience a decrease in demand for our services as a result of COVID-19. The rapid development and fluidity of this situation makes it difficult to predict the ultimate impact of COVID-19 on our business and operations. Nevertheless, COVID-19 presents a material uncertainty which could materially impact our business and results of operations in the future.
Home Health
On November 2, 2021, CMS released the final rule for the calendar year 2022 to update base payment rates by 3.2%, which is based on a payment update of 2.6%, a 0.7% increase due to the reduction of the fixed-dollar loss ratio for outliers, and a 0.1% reduction due to the rural add-on percentages mandated by the Bipartisan Budget Act of 2018. The base 30 day payment rate is increased from $1,901.12 to $2,031.64. The final rule expanded the Home Health Value-Based Purchasing ("HHVBP") model nationally, with the first performance year beginning January 1, 2023. Starting in 2025, fee-for-service payments to home health agencies will be adjusted based on the quality of care provided to beneficiaries during the calendar year 2023 performance year.
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
The following are the final fiscal year 2022 base payment rates for various levels of care, which began on October 1, 2021 and will end September 30, 2022 and final fiscal year 2021 base payment rates for various levels of care, which began on October 1, 2020 and ended September 30, 2021 (payment rates for hospice providers not complying with the hospice quality reporting requirements will be 2% lower than the values referenced below):

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
RESULTS OF OPERATIONS
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the three months ended September 30, 2021 and 2020 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2021			2020			Increase (Decrease)
Net service revenue	$565,451			$530,684			$34,767
Cost of service revenue (excluding depreciation and amortization)	343,862	60.8%		305,246	57.5%		38,616
General and administrative expenses	176,444	31.2		161,463	30.4		14,981
Impairment of intangibles and other	—			22			(22)
Government stimulus (income) expense	—			44,435			44,435
Interest expense	(1,135)			(431)			704
Income tax expense	10,150	27.5	(1)	4,595	27.7	(1)	5,555
Net income attributable to noncontrolling interests	6,126			(8)			6,134
Net income attributable to LHC Group, Inc.’s common stockholders	$27,734			$14,500			$13,234

(1) Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized of $0.3 million and $0.7 million during the three months ended September 30, 2021 and 2020, respectively.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended September 30, 2021 and the related change from the same period in 2020 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; net service revenue excludes implicit price concessions):

The below data for the three months ended September 30, 2021 was impacted by the COVID-19 pandemic.
	Organic (1)	Organic Growth (Loss) %	Acquired (2)	Total	Total Growth (Loss) %
Home health services
Revenue	$389,670	4.5%	$3,014	$392,684	4.7%
Revenue Medicare	$238,603	(2.6)	$2,351	$240,954	(2.2)
Admissions	107,442	3.6	1,050	108,492	4.0
Medicare Admissions	52,341	(5.7)	186	52,527	(6.0)
Average Census	83,777	2.5	481	84,258	2.4
Average Medicare Census	43,359	(7.4)	316	43,675	(7.3)
Home Health Episodes	83,635	(4.0)	915	84,550	(5.0)
Hospice services
Revenue	$63,902	0.9	$20,744	$84,646	34.4
Revenue Medicare	$59,326	2.4	$19,146	$78,472	36.2
Admissions	5,140	0.1	1,326	6,466	27.4
Medicare Admissions	4,606	0.1	1,146	5,752	25.9
Average Census	4,293	(2.5)	1,404	5,697	29.7
Average Medicare Census	4,057	(1.0)	1,277	5,334	30.4
Patient days	395,917	(2.2)	128,182	524,099	29.7
Home and community-based services
Revenue	$46,278	(8.9)	$79	$46,357	(9.3)
Billable hours	1,813,284	(6.0)	4,427	1,817,711	(6.4)
Facility-based services
LTACHs
Revenue	$31,241	(4.3)	$245	$31,486	(3.7)
Patient days	22,187	(8.4)	535	22,722	(6.4)
Other facility-based services
Revenue	$1,303	(37.4)	$—	$1,303	(37.4)
HCI
Revenue	$18,213	12.6	$—	$18,213	12.6
Consolidated
Revenue	$550,607	2.7	$24,082	$574,689	6.4

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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended September 30,
	2021		2020
Home health services
Salaries, wages and benefits	$209,972	54.3%	$184,644	49.4%
Transportation	9,358	2.4	9,019	2.4
Supplies and services	11,509	3.0	11,860	3.2
Total	$230,839	59.7%	$205,523	55.0%
Hospice services
Salaries, wages and benefits	$37,485	45.4%	$26,535	44.4%
Transportation	2,354	2.8	1,865	3.1
Supplies and services	11,792	14.3	8,780	14.7
Total	$51,631	62.5%	$37,180	62.2%
Home and community-based services
Salaries, wages and benefits	$33,632	73.4%	$36,020	74.4%
Transportation	429	1.0	457	0.9
Supplies and services	325	0.7	187	0.4
Total	$34,386	75.1%	$36,664	75.7%
Facility-based services
Salaries, wages and benefits	$17,499	54.0%	$16,271	48.8%
Transportation	12	—	21	0.1
Supplies and services	6,214	19.2	5,921	17.8
Total	$23,725	73.2%	$22,213	66.7%
HCI
Salaries, wages and benefits	$3,214	18.0%	$3,496	22.3%
Transportation	50	0.3	57	0.4
Supplies and services	17	0.1	113	0.7
Total	$3,281	18.4%	$3,666	23.4%
Consolidated
Salaries, wages and benefits	$301,802	53.4%	$266,966	50.3%
Transportation	12,203	2.1	11,419	2.2
Supplies and services	29,857	5.3	26,861	5.0
Total	$343,862	60.8%	$305,246	57.5%

During 2021, cost of service revenue in our home health segment was impacted by the use of nursing contract labor due to the high number of our clinicians in quarantine for COVID-19. Cost of service revenue in our home and community-based segment declined due to the lower patient volumes resulting in a decrease in billable hours and a decrease in total costs. Supplies associated with COVID-19 decreased in all same-store locations in 2021 as compared to 2020 as we incurred substantial costs in 2020 to acquire needed personal protective equipment to protect our clinicians during the start of the global pandemic. We continue to purchase additional personal protective equipment; however, we are observing an overall decline in utilization and an overall price per unit decline for these supplies.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended September 30,
	2021		2020
Home health services
General and administrative	$123,656	32.0%	$115,749	31.0%
Depreciation and amortization	3,039	0.8	3,043	0.8
Total	$126,695	32.8%	$118,792	31.8%
Hospice services
General and administrative	$21,710	26.3%	$16,159	27.0%
Depreciation and amortization	838	1.0	509	0.9
Total	$22,548	27.3%	$16,668	27.9%
Home and community-based services
General and administrative	$11,335	24.7%	$10,519	21.7%
Depreciation and amortization	429	0.9	418	0.9
Total	$11,764	25.6%	$10,937	22.6%
Facility-based services
General and administrative	$10,230	31.6%	$10,494	31.5%
Depreciation and amortization	820	2.5	945	2.8
Total	$11,050	34.1%	$11,439	34.3%
HCI
General and administrative	$4,155	23.2%	$3,325	21.2%
Depreciation and amortization	232	1.3	302	1.9
Total	$4,387	24.5%	$3,627	23.1%
Consolidated
General and administrative	$171,086	30.3%	$156,246	29.4%
Depreciation and amortization	5,358	0.9	5,217	1.0
Total	$176,444	31.2%	$161,463	30.4%

During 2021, consolidated general and administrative expenses increased as a percentage of revenue from 30.4% to 31.2%. We incurred $5.2 million of acquisition transaction expenses during the third quarter of 2021. Our consolidated general and administrative expenses, excluding the acquisition transaction expenses, remained flat comparing third quarter of 2021 to third quarter of 2020.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the nine months ended September 30, 2021 and 2020 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2021			2020			Increase (Decrease)
Net service revenue	$1,636,193			$1,530,875			$105,318
Cost of service revenue (excluding depreciation and amortization)	972,006	59.4%		933,160	61.0%		38,846
General and administrative expenses	506,754	31.0		469,903	30.7		36,851
Impairment of intangibles and other	937			622			315
Government stimulus (income) expense	—			—			—
Interest expense	(1,541)			(4,040)			(2,499)
Income tax expense	32,909	26.6	(1)	23,181	26.5	(1)	9,728
Net income attributable to noncontrolling interests	22,010			18,753			3,257
Net income attributable to LHC Group, Inc.’s common stockholders	$100,036			$81,216			$18,820

(1) Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized of $2.4 million during each of the nine months ended September 30, 2021 and 2020. The effective tax rate for the nine months ended September 30, 2020 also benefited from a $2.2 million impact from the enactment of the CARES Act.

Net service revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the nine months ended September 30, 2021 and the related change from the same period in 2020 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; net service revenue excludes implicit price concessions):

The below data for the nine months ended September 30, 2021 was impacted by the COVID-19 pandemic.
	Organic (1)	Organic Growth (Loss) %	Acquired (2)	Total	Total Growth (Loss) %
Home health services
Revenue	$1,168,752	8.0%	$7,194	$1,175,946	7.7%
Revenue Medicare	$725,516	1.2	$5,915	$731,431	1.0
Admissions	321,812	6.1	3,684	325,496	6.4
Medicare Admissions	160,598	(2.5)	1,332	161,930	(2.6)
Average Census	84,183	7.7	400	84,583	7.2
Average Medicare Census	44,381	(2.6)	301	44,682	(2.9)
Home Health Episodes	251,987	(0.5)	2,836	254,823	(2.1)
Hospice services
Revenue	$187,073	1.5	$26,098	$213,171	15.6
Revenue Medicare	$173,416	2.3	$24,439	$197,855	16.7
Admissions	15,411	2.9	1,599	17,010	13.4
Medicare Admissions	13,771	3.4	1,366	15,137	13.3
Average Census	4,270	(1.9)	600	4,870	11.9
Average Medicare Census	4,003	(1.2)	554	4,557	12.5
Patient days	1,166,618	(2.2)	163,939	1,330,557	11.5
Home and community-based services
Revenue	$143,510	(3.4)	$950	$144,460	(4.5)
Billable hours	5,550,772	(3.1)	46,357	5,597,129	(4.3)
Facility-based services
LTACHs
Revenue	$93,394	2.9	$1,758	$95,152	2.6
Patient days	60,849	(9.6)	3,232	64,081	(7.0)
Other facility-based services
Revenue	$3,895	(44.8)	$—	$3,895	(44.8)
HCI
Revenue	$30,436	6.1	$—	$30,436	6.1
Consolidated
Revenue	$1,627,060	5.8	$36,000	$1,663,060	6.8

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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine months ended September 30,
	2021		2020
Home health services
Salaries, wages and benefits	$601,998	52.0%	$561,783	52.0%
Transportation	27,408	2.4	27,554	2.5
Supplies and services	33,731	2.9	41,772	3.9
Total	$663,137	57.3%	$631,109	58.4%
Hospice services
Salaries, wages and benefits	$93,950	44.9%	$80,297	44.3%
Transportation	6,151	2.9	5,604	3.1
Supplies and services	29,747	14.2	26,584	14.7
Total	$129,848	62.0%	$112,485	62.1%
Home and community-based services
Salaries, wages and benefits	$101,711	71.0%	$109,594	75.8%
Transportation	1,259	0.9	1,398	1.0
Supplies and services	971	0.7	2,872	2.0
Total	$103,941	72.6%	$113,864	78.8%
Facility-based services
Salaries, wages and benefits	$48,420	50.0%	$46,575	48.2%
Transportation	29	—	101	0.1
Supplies and services	16,911	17.5	17,664	18.3
Total	$65,360	67.5%	$64,340	66.6%
HCI
Salaries, wages and benefits	$9,527	32.0%	$10,905	40.2%
Transportation	166	0.6	205	0.8
Supplies and services	27	0.1	252	0.9
Total	$9,720	32.7%	$11,362	41.9%
Consolidated
Salaries, wages and benefits	$855,606	52.3%	809,154	52.9%
Transportation	35,013	2.1	34,862	2.3
Supplies and services	81,387	5.0	89,144	5.8
Total	$972,006	59.4%	$933,160	61.0%

During 2021, cost of service revenue in our home health segment was impacted by the effective cost mitigation strategies associated with the implementation of PDGM. Cost of service revenue in our home and community-based segment declined due to the lower patient volumes resulting in a decrease in billable hours and a decrease in total costs. Supplies associated with COVID-19 decreased in all same-store locations in 2021 as compared to 2020 as we incurred substantial costs in 2020 to acquire needed personal protective equipment to protect our clinicians during the start of the global pandemic. We continue to purchase additional personal protective equipment; however, we are observing an overall decline in utilization and an overall price per unit decline for these supplies.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine months ended September 30,
	2021		2020
Home health services
General and administrative	$360,727	31.2%	$335,892	31.1%
Depreciation and amortization	8,610	0.7	9,132	0.8
Total	$369,337	31.9%	$345,024	31.9%
Hospice services
General and administrative	$56,874	27.2%	$48,015	26.5%
Depreciation and amortization	1,915	0.9	1,545	0.9
Total	$58,789	28.1%	$49,560	27.4%
Home and community-based services
General and administrative	$34,016	23.7%	$32,303	22.4%
Depreciation and amortization	1,200	0.8	1,217	0.8
Total	$35,216	24.5%	$33,520	23.2%
Facility-based services
General and administrative	$30,765	31.8%	$29,174	30.2%
Depreciation and amortization	2,448	2.5	2,810	2.9
Total	$33,213	34.3%	$31,984	33.1%
HCI
General and administrative	$9,473	31.8%	$8,918	32.8%
Depreciation and amortization	726	2.4	897	3.3
Total	$10,199	34.2%	$9,815	36.1%
Consolidated
General and administrative	$491,855	30.1%	$454,302	29.7%
Depreciation and amortization	14,899	0.9	15,601	1.0
Total	$506,754	31.0%	$469,903	30.7%

During 2021, consolidated general and administrative expenses increased as a percentage of revenue from 30.7% to 31.0%. We incurred $6.1 million of acquisition transaction expenses during the nine months ended September 30, 2021. Our consolidated general and administrative expenses, excluding acquisition transaction expenses, remained flat comparing 2021 to 2020.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our cash balance at September 30, 2021 was $29.5 million and we have $243.3 million of available liquidity from cash and our revolving credit facility, net of $176.3 million liabilities associated with the CAAP. We have additional capacity in our revolving credit facility of $500.0 million per our accordion expansion. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months.
Our principal source of liquidity for operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third-party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our credit facility, which provides for aggregate borrowings, including outstanding letters of credit.
The following table summarizes changes in cash (amounts in thousands):

	Nine months ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(51,616)	$455,743
Investing activities	(412,242)	(41,773)
Financing activities	206,805	(191,878)
Change in cash	$(257,053)	$222,092
Cash at beginning of period	286,569	31,672
Cash at end of period	$29,516	$253,764

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
In 2021, CMS recouped $141.6 million of the Accelerated and Advance Payments and we returned $93.3 million of Provider Relief Funds back to the government. We paid $42.0 million in income taxes, of which $17.3 million related to the CARES Act legislation. In addition, we acquired businesses of $383.5 million and utilized our credit agreement for funding of these acquisitions. These cash outflows were offset by a reduction in our days sales outstanding and stabilized costs for needed personal protective equipment.
Indebtedness
On March 30, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., which was effective on April 2, 2018 (the "Credit Agreement"). The Credit Agreement provided a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $500.0 million, which included an additional $200.0 million accordion expansion feature, and a letter of credit sub-limit equal to $50.0 million. The expiration date of the Credit Agreement was March 30, 2023. On August 3, 2021, we entered into an Amended and Restated Senior Credit Facility (the "2021 Amended Credit Agreement"), which amends and restates in its entirety the Credit Agreement. The 2021 Amended Credit Agreement provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $800.0 million, which includes an additional $500.0 million accordion expansion, and a letter of credit sub-limit equal to $75.0 million. The expiration date of the 2021 Amended Credit Agreement is August 3, 2026.

Our obligations under the 2021 Amended Credit Agreement are secured by substantially all of our assets and our wholly-owned subsidiaries (subject to customary exclusions), which assets include our equity ownership of our wholly-owned subsidiaries and our equity ownership in joint venture entities. Our wholly-owned subsidiaries also guarantee the obligations of the Company under the 2021 Amended Credit Agreement.

Revolving loans under the 2021 Amended Credit Agreement bear interest at, as selected us, at either (i) the prevailing London Interbank Offered Rate ("LIBOR") (with interest periods of one, three or six months at our option) plus a spread of 1.25% to 2.0% based on our quarterly consolidated Leverage Ratio or (ii) the prevailing prime or base rate plus a spread of 0.25% to 1.00% based on our quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at any time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.15% to 0.30% per annum depending upon our quarterly consolidated Leverage Ratio. The Base Rate as of September 30, 2021 was 3.75% and the LIBOR rate was 1.63%. As of September 30, 2021, the effective interest rate on outstanding borrowings under the 2021 Amended Credit Agreement was 1.63%.
On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease the publication of LIBOR settings for 1-month, 3-month, 6-month, and 12-month LIBOR borrowings immediately on June 30, 2023. Effective October 25, 2021, JPMorgan Chase Bank, N.A transitioned our 2021 Amended Credit Agreement to an alternate rate to CME Term SOFR Reference Rate ("SOFR"), which is administered by CME Group Benchmark Administration Ltd ("CME"). Due to the differences observed between LIBOR rates and SOFR published rates, JPMorgan Chase Bank, N.A. will use a credit spread adjustment ("CSA") in order to minimize value transfer and leave the existing margin applicable to our 2021 Amended Credit Agreement. The CSA used by JPMorgan Chase Bank, N.A. is based on the average of the differences between LIBOR and SOFR over a 12-month period and will be added to SOFR.

As of September 30, 2021, we had $355.0 million drawn, letters of credit issued in the amount of $25.4 million, and $419.6 million of remaining borrowing capacity available under the 2021 Amended Credit Agreement. At December 31, 2020, we had $20.0 million drawn and letters of credit issued in the amount of $25.4 million under the Credit Facility.
Under the 2021 Amended Credit Agreement with JPMorgan Chase Bank, N.A., a letter of credit fee shall be equal to the applicable Eurodollar rate on the average daily amount of the letter of credit exposure. The agent’s standard up-front fee and other customary administrative charges will also be due upon issuance of the letter of credit along with a renewal fee on each anniversary date of such issuance while the letter of credit is outstanding. Borrowings accrue interest under the 2021 Amended Credit Agreement at either the Base Rate or the Eurodollar rate, and are subject to the applicable margins set forth below:

Leverage Ratio	Eurodollar Margin	Base Rate Margin	Commitment Fee Rate
≤1.00:1.00	1.25%	0.25%	0.15%
>1.00:1.00 ≤ 2.00:1.00	1.50%	0.50%	0.20%
>2.00:1.00 ≤ 3.00:1.00	1.75%	0.75%	0.25%
>3.00:1.00	2.00%	1.00%	0.30%

Our 2021 Amended Credit Agreement contains customary affirmative, negative and financial covenants, which are subject to customary carve-outs, thresholds, and materiality qualifiers. The Credit Facility allows us to make certain restricted payments within certain parameters provided we maintain compliance with those financial ratios and covenants after giving effect to such restricted payments or, in the case of repurchasing shares of its stock, so long as such repurchases are within certain specified baskets.
Our 2021 Amended Credit Agreement also contains customary events of default, which are subject to customary carve-outs, thresholds, and materiality qualifiers. These include bankruptcy and other insolvency events, cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.
At September 30, 2021, we were in compliance with all debt covenants.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased our interest expense by $1.2 million for the nine months ended September 30, 2021.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2021, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021, the end of the period covered by this Quarterly Report.
Changes in Internal Controls Over Financial Reporting
We, including the principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of the controls and procedures, the principal executive officer and principal financial officer concluded the disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021, the end of the period covered by this Quarterly Report.

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

LHC GROUP, INC.
(Registrant)

Date: November 4, 2021	/s/ Dale G. Mackel
Dale G. Mackel
Chief Financial Officer (Principal financial officer)