Form 10-K
period 2021-12-31
LHC Group, Inc
filed 2022-02-24
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6.1 billion based on the closing sale price as reported on the NASDAQ Global Select Market. For purposes of this determination shares beneficially owned by officers, directors, and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.
There were 31,682,604 shares of common stock, $0.01 par value, outstanding as of February 21, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2021 are incorporated by reference in Part II of this Annual Report on Form 10-K. Portions of the Registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

LHC GROUP, INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the information incorporated by reference herein contain certain statements, including the potential future impact of the COVID-19 pandemic on our results of operations and liquidity, the potential impact of actions we have taken to mitigate the impact of the COVID-19 pandemic, and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “foresee,” “estimate,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Specifically, this Annual Report on Form 10-K contains, among others, forward-looking statements about:

•our expectations regarding financial condition or results of operations for periods after December 31, 2021;
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
Overview
We provide quality, cost-effective post-acute health care services to our patients. As of December 31, 2021, we have 970 service providers in 37 states within the continental United States and the District of Columbia. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services, primarily offered through our long-term acute care hospitals ("LTACHs"), and (5) healthcare innovations ("HCI").
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services and physical, occupational, and speech therapy. The nurses, home health aides, and therapists in our home health agencies work closely with patients and their families to design and implement individualized treatment plans in accordance with a physician-prescribed plan of care. As of December 31, 2021, we operated 557 home health service locations, of which 344 are wholly-owned by us, 209 are majority-owned by us through equity joint ventures, two are under license lease arrangements, and the operations of the remaining two locations are managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2021, we operated 170 hospice locations, of which 106 are wholly-owned by us, 62 are majority-owned by us through equity joint ventures, and two are under license lease arrangements.
Our home and community-based locations offer assistance with activities of daily living to elderly, chronically ill, and disabled patients, performed by skilled nursing and paraprofessional personnel. As of December 31, 2021, we operated 136 locations, of which 121 are wholly-owned by us and 15 are majority-owned by us through equity joint ventures.
Our LTACH locations provide services primarily to patients with complex medical conditions who have transitioned out of a hospital intensive care unit but whose conditions remain too severe for treatment in a non-acute setting. As of December 31, 2021, our LTACHs had 367 licensed beds. We operated 11 LTACHs with 12 locations, of which all but two are located within host hospitals. As part of our facility-based services segment, we also own and operate two skilled nursing facilities, a rural health clinic, two physician practices, one family health center, and 75 physical therapy clinics. Of these 93 facility-based services locations, 82 are wholly-owned by us and 11 are majority-owned by us through equity joint ventures.
Our HCI segment reports on our developmental activities outside its other business segments. The HCI segment includes (a) Imperium Health Management, LLC, an Accountable Care Organization ("ACO") enablement and management company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) certain assets operated by Advance Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor's office. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments. The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs. They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have 14 HCI locations, 13 of which are wholly-owned and one is controlled by us through an equity joint venture.
Our net service revenue by segment for the years ended December 31, 2021, 2020 and 2019 was as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Home Health	$1,551,542	$1,463,779	$1,503,393
Hospice	311,218	243,806	226,922
Home and Community-Based	189,561	194,584	208,455
Facility-Based	132,098	128,578	111,809
HCI	35,203	32,457	29,662
Consolidated Net Service Revenue	$2,219,622	$2,063,204	$2,080,241

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
Operations
Financial information relating to the home health, hospice, home and community-based, facility-based, and HCI operating segments of our business, including their contributions to our net service revenue, operating income, and total assets for each of the twelve months ended December 31, 2021, 2020 and 2019, respectively, is found in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Our home health agencies are operated in one segment that is separated into multiple geographical regions and further separated into individual operating markets or clusters. Our hospice agencies are operated in one segment that is separated into multiple geographical regions. Our home and community-based agencies are operated in one segment separated into multiple geographic regions. Each of our home health and hospice agencies are staffed with experienced clinical home health and administrative professionals who provide a wide range of patient care services. Each of our home health agencies, hospice agencies, and home and community-based agencies are licensed and certified by the state and federal governments. As of December 31, 2021, 523 of our 557 home health service locations, 110 of our 170 hospice service locations, and five of our 12 LTACH locations were accredited by the Joint Commission, a nationwide commission that establishes standards relating to the facilities, administration, quality of patient care, and operation of medical staffs of hospitals. Those not yet accredited are working towards achieving this accreditation, a process which can take up to six months. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
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
Equity Joint Ventures
As of December 31, 2021, we had 81 equity joint ventures including 74 with hospital and health systems, which are comprised of over 350 hospitals, four with physicians, and three with other parties.
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
Competition
The markets supporting post-acute care are highly fragmented. According to the Medicare Payment Advisory Commission (“MedPac”), an independent agency that advises Congress on various Medicare issues, there were approximately 11,356 Medicare-certified home nursing agencies in the United States in 2019. MedPac estimated that in 2019 approximately 18% of Medicare-certified home health agencies provided a majority of their services in rural areas, and 87% of agencies were proprietary. MedPac also disclosed that 4,840 hospice agencies were participating in the Medicare Program in 2018. We believe we are well positioned to build and maintain long-term relationships with local hospitals, physicians, and other health care providers and to become the highest quality post-acute provider in our markets. In our experience, because most rural areas do not have the population size to support more than one or two general acute care hospitals, the local community hospital often plays a significant role in rural market health care delivery systems. Rural patients who require home nursing frequently receive care from a small home care agency or an agency that, while owned and run by the local community hospital, is not an area of focus for that hospital. Similarly, patients in these markets who require services typically offered by LTACHs are more likely to remain in the community hospital because it is often the only local facility equipped to deal with severe and complex medical conditions. We choose to enter these rural markets through affiliations with local hospitals, since we typically experience significantly less competition for the services we provide.
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
Quality Assurance & Performance Improvement
The LHC Group Quality Assurance and Performance Improvement Department, overseen by our Chief Clinical Officer and Chief Medical Officer, is responsible for formulating quality of care indicators, identifying performance improvement priorities, and facilitating best practices for quality care. Company-wide, we have adopted a “Plan, Do, Check, Act” methodology for our quality/performance improvement activities and initiatives. We also set forth a quality platform that reviews:
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
With the January 2022 Home Health Compare update, 75% of our providers were 4 Stars or above for the quality of care rating and 64% of our providers are at or above 4 stars for the HHCAPS (Home Health Care Consumer Assessment of Healthcare Providers and Systems) star rating.
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
Among other activities, our compliance department staff is responsible for the following activities:

•drafting and revising the Company’s policies and procedures related to compliance and ethics issues,
•reviewing, making recommended revisions, disseminating and tracking attestations to our Code of Conduct and Ethics,
•measuring compliance with our policies and procedures, Code of Conduct and Ethics and legal and regulatory requirements related to the Medicare and Medicaid programs and other government healthcare programs, laws and regulations,
•developing and providing compliance-related training and education to all of our employees and, as appropriate, directors, contractors and other representatives and agents, including new-hire compliance training for all new employees, annual compliance training for all employees, sales compliance training to all members of our sales team, billing compliance training to all members of our billing and revenue cycle team and other job-specific and role-based compliance training of certain employees,
•performing a bi-annual company-wide risk assessment, with ongoing review and revision,
•implementing an annual compliance auditing and monitoring work plan and performing and following up on various risk-based auditing and monitoring activities, including both clinical and non-clinical auditing and monitoring activities at the corporate level and at the local agency/facility level,
•developing, implementing and overseeing our Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy and security compliance program,
•monitoring, responding to and overseeing the resolution of issues and concerns raised through our anonymous compliance hotline,

•monitoring, responding to and resolving all compliance and ethics-related issues and concerns raised through any other form of communication, and
•ensuring that we take appropriate corrective and disciplinary action when noncompliant or improper conduct is identified.
All employees are required to report incidents, issues or other concerns that they believe in good faith may be in violation of our Code of Conduct and Ethics, our policies and procedures, applicable legal and regulatory requirements or the requirements of the Medicare and Medicaid programs and other government health care programs. All employees are encouraged to either contact our Chief Compliance Officer directly or to contact our 24-hour toll-free or web-based compliance hotline when they have questions or concerns about any compliance or ethics issues. All reports to our compliance hotline are kept confidential to the extent allowed by law, and employees have the option to remain anonymous. When cases reported to our compliance hotline involve a compliance or ethics issue or any possible violation of law or regulation, the matter is referred to the compliance department for investigation. Retaliation against employees in connection with reporting compliance or ethical concerns is considered a serious violation of our Code of Conduct and Ethics, and, if it occurs, will result in discipline, up to and including termination of employment.
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
Reimbursement
The following describes the payment models in effect during the year ended December 31, 2021. Such payment models have been subject to temporary adjustments made by CMS in response COVID-19 pandemic as described elsewhere in this Annual Report on Form 10-K.
Medicare
The federal government’s Medicare program, governed by the Social Security Act of 1965 (the “Social Security Act”), reimburses health care providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services (“HHS”) and CMS. Medicare services accounted for 59.8%, 62.1%, and 64.1%, of our net service revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.
In 2011, sequestration was implemented in the Budget Control Act of 2011(BCA, P.L. 112-25) as a tool in federal budget control. The sequestration cut to Medicare payments began on April 1, 2013, and reduced Medicare payments for patients whose service dates ended on or after April 1, 2013 by 2%. In response to COVID-19, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security ("CARES Act") on March 27, 2020. The CARES Act suspended the 2% sequestration payment adjustments on Medicare patient claims with periods that ended on May 1, 2020 through December 31, 2020. On April 14, 2021, Congress passed legislation to continue the suspension of the 2% sequestration payment adjustments on Medicare patient claims with dates of service through December 31, 2021. On December 10, 2021, the Protecting Medicare and American Farmers from Sequester Cuts Act legislation passed, which will continue the suspension of the sequestration payment adjustments for Medicare patient claims with dates of service through March 31, 2022. Medicare patient claims with dates of services between April 1 through June 30, 2022 will have a 1% sequestration adjustment and Medicare patient claims with dates of services beginning July 1, 2022 will have a 2% sequestration adjustment.
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
We record revenue as services are provided under PDGM. For each 30-day period, the patient is classified into one of 432 home health resource groups prior to receiving services. Each 30-day period is placed into a subgroup falling under the following categories: (i) timing being early or late, (ii) admission source being community or institutional, (iii) one of 12 clinical groupings based on the patient's principal diagnosis, (iv) functional impairment level of low, medium, or high, and (v) a co-morbidity adjustment of none, low, or high based on the patient's secondary diagnoses.
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
Under PDGM, the initial certification of Medicare patient eligibility, plan of care, and comprehensive assessment remains valid for 60-day episodes of care but payments for Medicare home health services are made based upon 30-day payment periods. The national, standardized 30-day Medicare payment amount was $1,901.12, resulting in a 1.9% increase in payments over fiscal year 2020. The rule implemented an annual inflation update of 2.3%, reduced by a 0.3% productivity adjustment and 0.1% reduction in the rural add-on percentages mandated by the Bipartisan Budget Act of 2018. The final rule also adjusted PDGM case-mix weights. For Medicare payments associated with low utilization payment adjustments ("LUPAs") under PDGM, the threshold varies for a 30-day period depending on the PDGM payment group. CMS finalized its proposal to eliminate request for anticipated payment ("RAP") payments for calendar year 2021, and required home health providers to submit "no pay" RAPs during 2021. Beginning January 1, 2021, home health providers were required to submit a Notice of Admission ("NOA") within five calendar days of the first 30-day period and within five calendar days of the day 31 for the second, subsequent 30-day period.
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
On July 31, 2020, CMS released the final rule for fiscal year 2021 to update payment rates and the wage index. The hospice payment update was a 2.4% increase to the payment rates. The final rule applied a 5% cap on any decrease in a geographic area’s wage index value from fiscal year 2020. No such cap will be applied in fiscal year 2022. In addition, the final rule increased the aggregate cap value of $30,683.93 for fiscal year 2021, compared to $29,964.78 for fiscal year 2020.
On July 29, 2021, CMS released the final rule for fiscal year 2022. The final hospice payment update is a 2.0% increase of payment rates, applying a 2.7% market basket update and a 0.7% decrease for productivity. The final rule also increases the aggregate cap value of $31,297.61 for fiscal year 2022.
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
Freestanding, HwH and Satellite LTACHs
LTACHs may be organized and operated as freestanding facilities or as a hospital within a hospital, or “HwH”. A HwH is an LTACH that is located on the "campus" of another hospital, meaning the physical area immediately adjacent to a hospital’s main buildings, other areas and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other area determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital's campus. An LTACH that uses the same Medicare provider number of an affiliated “primary site” LTACH is known as a “satellite”. Under Medicare policy, a satellite LTACH must be located within 35 miles of its primary site LTACH and be administered by such primary site LTACH. As of December 31, 2021, we had a total of 12 LTACH facilities, with 367 licensed beds. Ten of our LTACH facilities were classified as HwHs and two were classified as freestanding. Of the 12 facilities, eight were located in Metropolitan Statistical Area (“MSA”) or urban areas and four were located in non-MSA or rural areas. One of our HwH facilities was a satellite location of a parent hospital located in an MSA. Both of our freestanding locations are in MSAs, with one being located adjacent to a tertiary care facility.

An LTACH must have an average inpatient length-of-stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days during each annual cost reporting period. LTACHs that fail to exceed an average length-of-stay of 25 days during any cost reporting period may be paid under the general acute care hospital IPPS.
Fiscal Year Rates
On September 2, 2020, CMS issued a final rule for the fiscal year 2021 LTACH-PPS. LTACH-PPS payments decreased by 1.1%, which reflected the continued statutory implementation of the revised LTACH-PPS payment system. LTACH-PPS payments for fiscal year 2021 for discharges paid using the standard LTACH-PPS payment rate increased by 2.2% primarily due to the annual standard Federal rate update of 2.3%.
LTACH-PPS payments for cases completed the statutory transition to the lower payment rates under the dual rate system decreased by 24%. This accounted for the LTACH site neutral payment rate cases that are no longer paid a blended payment rate for LTACH discharges occurring in cost reporting periods beginning in fiscal year 2020.
On August 2, 2021, CMS issued a final rule for the fiscal year 2022. LTACH-PPS payments will increase by 1.1% for fiscal year 2022. LTACH-PPS payments for fiscal year 2022 for discharges paid using the standard LTACH payment rate will increase by 0.9% due primarily to the annual standard Federal rate update for fiscal year 2022 of 1.9% and 0.8% decrease in high cost outlier payments. LTACH-PPS payments for fiscal year 2022 for discharges paid using the site neutral payment rate will increase by 3%.
In response to COVID-19, the CARES Act suspended the application of site-neutral payments for LTACH admissions that were admitted during the Public Health Emergency ("PHE"). On January 14, 2022, the U.S. Department of Health and Human Services extended the PHE until April 15, 2022.
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
In response to the challenges associated with collecting from commercial payors, we began negotiating higher reimbursement rates with a majority of our commercial payors. As of December 31, 2021, our managed care contracts included over 393 different payors between all of our divisions. If we are unable to continue negotiating higher reimbursement rates with commercial payors, if commercial payor continues to outpace traditional governmental payor growth, or if commercial payors reduce health care costs through reduction in home health reimbursement, it could have a material adverse impact on our financial results.
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
As of December 31, 2021, we employed approximately 30,000 employees, which includes 15,300 in our home health operations, 3,700 in our hospice operations, 7,600 in our home and community-based services operations, and 1,000 in our LTACHs.
Diversity, Equity, and Inclusion
We aspire to be a diverse, equitable, and inclusive workplace, where people feel empowered and free to make the most of their talents. As we invest in our employees, diversity, equity, and inclusion ("DE&I") are major priorities. Women make up more than 87% of our workforce, and approximately 36% identify as a minority. Our senior management team is 62% women, and approximately 20% identify as a minority. In addition, our Board of Directors is 22% women and 11% minority, and women serve as the chairs of our Nominating and Governance Committee and Audit Committee.
The success of our Company has been, and will continue to be, highly dependent upon our ability to maintain a culture where we value, respect, and provide fair treatment and equal opportunities for all employees. By recognizing and celebrating our differences, we cultivate an environment that welcomes a diverse group of talented individuals.
In the interest of furthering these goals, the Company established the role of Vice President and Chief Diversity Officer in 2021. This individual serves as the chair for our Diversity and Inclusion Committee, which was established in 2020 to formulate and implement actionable diversity and inclusion initiatives for the Company in pursuit of our DE&I objectives:

•Provide opportunities to increase DE&I awareness and education.
•Increase diversity through hiring, retention, and promotion of employees.
•Demonstrate commitment to a diverse, inclusive work environment.
•Identify and reduce barriers impeding the employment, opportunity, or inclusion of individuals.
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
To empower employees to unleash their potential, we provide a range of development programs and opportunities, skills, and resources that our employees need and desire to be successful. For example, our iTrain platform provides additional specialized training in areas such as eligibility for home health and hospice, HIPAA, privacy and security, clinical and quality, coding, billing and reimbursement, and sales and marketing through webcasts, online courses and instructor-led sessions. Additionally, our Excellence By Design program provides a robust and formal curriculum for employees to obtain a deeper understanding of all facets of the Company, including accounting and finance, employee recruitment and retention, regulatory and licensure compliance, and supervisory management training, to support the development of the next generation of our management and leaders. Participants in our training programs are able to develop more advanced skills leading to higher contribution and satisfaction within their roles, while helping us to identify top performers, improve employee performance and retention, increase our organizational learning, and support the promotion of our current employees within our Company. During the twelve months ended December 31, 2021, a total of 38,408 employees received education and training through company-provided programs, with an average of 26 courses being completed by each participant over an average of 21 training hours.
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
Across the country, our agencies and employees contribute to worthy causes both locally and nationally, including United Way, Boys & Girls Clubs, Toys for Tots, and the American Heart Association, among countless other worthy social organizations. In 2021, we made approximately $2.0 million in charitable contributions. From a national perspective, we are proud to be among a handful of global companies and brands that sponsor the American Red Cross at its highest sponsorship level – the Annual Disaster Giving Program, including monetary donations, volunteering, sponsorships, regular shared communications, shared trainings, and co-branded initiatives.
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
Safety, Health, & Wellness
The health and safety of our clinicians and other employees is our highest priority, and this is consistent with our operating philosophy. For example, in response to the COVID-19 pandemic, we continue to maintain a cross-functional COVID-19 Task Force comprised of our leaders that continue to communicate with our clinicians and other employees concerning best practices and changes in our policies and procedures. We also maintain contingency planning policies, whereby many employees in our home offices located in Louisiana and Kentucky may work remotely in compliance with CDC recommendations. We also continue to invest in technology and equipment that allows our remote work force to provide sustained and seamless functionality to our clinicians who continue to care for patients on service.
We continue to undertake numerous tangible measures to promote the safety of our clinicians and other employees. For example, we continue to provide our clinicians across the country with personal protective equipment and other supplies needed to properly treat our patients during the COVID-19 outbreak, remain prepared to immediately reinstitute social distancing guidelines for our agencies and our home offices located in Louisiana and Kentucky, continue extensive cleaning procedures at all locations, maintain plexiglass shields at work spaces that require a physical protective barrier, and remain prepared to reinstitute temperature check points in our agencies and home office campuses. In addition to offering health insurance benefits options to all full-time employees, we also offer numerous other health and wellness benefit options including dental insurance, optical insurance, company-paid time off, company-paid holidays, tuition reimbursement, an employee hardship financial-assistance program, employee discount programs for health and wellness service memberships, company-paid short term disability insurance, and preferred rates on life, disability, and other insurance programs.
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
The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock that is listed on the New York Stock Exchange or NASDAQ. If the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. For example, this Stark Law exception requires that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2021, 2020 and 2019, we have in excess of $75.0 million in stockholders’ equity.

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
Environmental, Health, and Safety Laws

We are subject to federal, state, and local regulations governing the storage, use, and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling, and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental laws and regulations. We are not aware of any violations related to compliance with environmental, health and safety laws through 2021.
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
The institutional pharmacy operations within our facility-based services segment are also subject to regulation by the various states in which we conduct the pharmacy business, as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, administered by the United States Drug Enforcement Administration, as a dispenser of controlled substances, our pharmacy operations must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. We are not aware of any violations of applicable laws relating to our institutional pharmacy operations through December 31, 2021.
Certificate of Need and Permit of Approval Laws
In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing, constructing, acquiring, or expanding certain health services, operations, or facilities. In these states, approvals are required for capital expenditures exceeding certain amounts that involve certain facilities or services, including home nursing agencies. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program. The following U.S. jurisdictions require certificates of need or permits of approval for home nursing agencies: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Tennessee, Vermont, Washington, West Virginia, and the District of Columbia. In addition, the states of Louisiana and Mississippi continue to have state issued moratorium on the issuance of new licenses for home nursing agencies that we expect to remain in effect for 2022. As of December 31, 2021, we operated 397 home health and hospice locations in certificates of need or moratorium states, with the majority of locations being in Louisiana, Tennessee, Mississippi, Kentucky, and Alabama, respectively.
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
Accreditations
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of December 31, 2021, the Joint Commission had accredited 523 of our 557 home health locations, 110 of our 170 hospice locations, and five of our 12 LTACH locations. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
Employees
As of December 31, 2021, we had approximately 30,000 employees, of which 16,000 were full-time. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.
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
For the years ended December 31, 2021 and 2020, we received 59.8% and 62.1%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. See Part I, Item 1. Reimbursement in this Annual Report on Form 10-K for additional information regarding reimbursements. Reductions in Medicare reimbursement could be caused by many factors, including:

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
Additionally, the CARES Act reversed prior reductions in Medicare reimbursement through the 2% sequestration mandated by earlier legislation, and legislation passed in 2022 to phase-in the 2% beginning with Medicare patient claims with dates of service beginning April 1, 2022. Further, Medicare routinely reclassifies home health resource groups and long-term care diagnosis-related groups. As a result of those reclassifications, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our results of operations, net income and cash flows could be adversely impacted.
Additionally, on January 1, 2020, CMS implemented changes to the Home Health Prospective Payment System case-mix adjustment methodology through the use of a new PDGM for home health payments. This change also included a change in the unit of payment from a 60-day payment period to a 30-day payment period and eliminates the use of therapy visits in the determination of payments. While the changes are intended to be implemented in a budget-neutral manner to the industry, the ultimate impact varies by provider based on factors including patient mix and admission source. Additionally, in arriving at the calculation of a rate that is budget-neutral, CMS has made numerous assumptions about behavioral changes.
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
We are subject to various routine and non-routine governmental reviews, audits and investigations. CMS engages third party contractors to conduct ADRs and other third party firms, including ZPICs and RACs, to conduct extensive reviews of claims data and non-medical and other records to identify potential improper payments under the Medicare program. In recent years, federal and state civil and criminal enforcement agencies have heightened and coordinated their oversight efforts related to the health care industry, including with respect to referral practices, cost reporting, billing practices, joint ventures and other financial relationships among health care providers. Although we have invested substantial time and effort in implementing policies and procedures to comply with laws and regulations, we could be subject to liabilities arising from violations. A violation of the laws governing our operations, or changes in the interpretation of those laws, could result in the imposition of fines, civil or criminal penalties, and the termination of our rights to participate in federal and state-sponsored programs or the suspension or revocation of our licenses to operate. Our costs to respond to and defend reviews, audits, and investigations may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows. Moreover, an adverse review, audit, or investigation could result in:

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
As of December 31, 2021, we operated in 16 states that require health care providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction, or expansion of health care facilities, to make certain capital expenditures, or to make changes in services or bed capacity. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.
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
The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including work forces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions, which in turn has materially impacted our business. While we expect the COVID-19 pandemic to continue to impact our business in the near term, the extent and duration of the continued effects of the COVID-19 pandemic on our business and results of operations is unknown and will depend on future developments, which are highly uncertain and outside our control. These developments include the scope, duration and severity further surges or variants of COVID-19, the timing and efficacy of initial vaccination and booster programs in the states and locales in which we operate, further actions taken by governmental authorities, including the establishment and enforcement of initial vaccination and booster requirements of our clinicians and other employees, in response to the pandemic and changing consumer, patient, and clinician behavior. It is also possible that the pandemic and its aftermath will lead to a prolonged economic slowdown, cost inflation, or recession in the U.S. economy. We may face interruption in the provision of our services and interruption in the availability of goods that we use in providing our services, and increased costs of such services and goods, any of which could have a material and adverse impact on our business, results of operations and financial condition.
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
Our ability to provide services to our patients depends first and foremost on the health and safety of our skilled nurses, home health aides, and therapists. While we continue to take significant precautions to enable our health care providers to continue to safely provide our important services to our patients during the pandemic and while we have not experienced material service interruptions to date during the pandemic, we could experience interruptions in our ability to continue to provide these services in the future. For example, if there is a reduction in our available healthcare providers due to concerns around COVID-19 related risks or if substantial numbers of our healthcare providers contract COVID-19 or otherwise be required to quarantine due to exposure to COVID-19, our ability to provide services to our patients may be significantly interrupted or suspended.
In addition to a number of factors that could adversely impact demand for our services and our ability to provide services to our patients, we may experience increased cost of care and reduced reimbursements as a result of COVID-19. In particular, we have experienced higher costs due to the higher utilization and cost of personal protective equipment as well as increased purchasing of other medical supplies, cleaning, and sanitization materials. If our patients suffer from increased incidence of and complications from illnesses, including COVID-19, our costs of providing care for our patients would increase. We may also face reduced reimbursement for our services through Medicare and commercial health care plans in the event that such plans do not adjust patient and other qualifications to address changes related to the continued and/or unexpected effects of the COVID-19 pandemic. In addition, if our healthcare providers are unable to obtain initial vaccines or boosters in a timely manner or are not willing to receive government-required COVID-19 vaccines or boosters, we may not have a sufficient supply of health care providers to care for our patients and provide our services.
In the event of an unexpected surge in COVID-19 and its variants, our employees may be again forced to work from home. While we have and continue to invest in technology and equipment that allows our remote work force to provide continued and seamless functionality to our clinicians who continue to care for patients on service, remote working may heighten cybersecurity, information security, and operational risks and affect the productivity of our employees. Despite our implementation and maintenance of cybersecurity programs designed to protect our IT and data systems from attacks, employees may be working from locations where our cybersecurity programs are less effective and IT security may be less robust. If any of our systems are damaged, fail to function properly, or otherwise become unavailable, we may incur substantial costs to repair or replace them and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. A significant failure, compromise, breach, or interruption in our systems, which may result from problems such as malware, computer viruses, hacking attempts, or other third-party malfeasance, could result in a disruption of our operations, patient dissatisfaction, damage to our reputation, and a loss of patients or revenues.
The extent to which the COVID-19 pandemic impacts our operations will continue to depend on future developments, which remain uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. The COVID-19 pandemic also may have the effect of heightening the other risk factors disclosed herein.
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

We have controlling interests in (a) Imperium Health Management, LLC, an Accountable Care Organization ("ACO") enablement and management company, (b) Long Term Solutions, Inc., a provider of in-home nursing assessments for the long-term care insurance industry, and (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for home-bound or home-limited patients with chronic and acute illnesses who have difficulty traveling to a doctor's office. These investments, which make up our HCI segment, remain speculative, and may ultimately provide no return or could lead to a total loss of our investment.
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
Our HCI segment also primarily provides strategic health management services to ACOs that have been approved to participate in the Medicare Shared Savings Program (“MSSP”) [and other risk-based reimbursement programs]. ACO’s and their reimbursement programs are relatively new and are subject to meaningful regulation with various regulators having adopted or considering the adoption of new legislation, rules, regulations and guidance relating to formation and operation of ACOs. Failure to comply with legal or regulatory restrictions may result in CMS terminating the ACO's agreement with CMS and/or subjecting the ACO to loss of the right to engage in some or all business in a state, payments fines or penalties, or may implicate federal and state fraud and abuse laws relating to anti-trust, physician fee-sharing arrangements, anti-kickback prohibitions, prohibited referrals, any of which may adversely affect our HCI segment’s operations and/or profitability.
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

The risk of a disruption or breach of our operational systems, or the compromise of the data processed in connection with our operations, has increased as attempted attacks have advanced in sophistication and number around the world. We have been, and likely will continue to be, subject to attempts of computer hacking, vandalism and theft, malware, computer viruses, ransomware, and other malicious codes, phishing, employee error and malfeasance, catastrophes, unforeseen events, or other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks or events. Any future significant compromise or breach of our data security, whether external or internal, or misuse of patient, employee, third-party or Company data, could result in significant costs, lost revenue, fines, lawsuits, and damage to our reputation. The proliferation of ever-evolving threats mean that we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any operations we acquire, and incur significant expenses on such security measures. Efforts by us and our vendors to develop, implement, and maintain security measures, including malware and anti-virus software and controls, may not be successful in preventing these events from occurring, and any network and information systems-related events could require us to expend significant resources to remedy such event. In the future, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.
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
The services we offer have an inherent risk of professional liability and substantial damage awards. At December 31, 2021, we have approximately 30,000 employees. In addition, we employ direct care workers on a contractual basis to support our existing workforce. We, and the nurses and other health care professionals who provide services on our behalf, may be the subject of medical malpractice claims. These nurses and other health care professionals could be considered our agents and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance that provides primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. In addition, we maintain multiple layers of umbrella coverage in the aggregate amount of $40.0 million that provide excess coverage for professional malpractice and other liabilities. We are responsible for deductibles and amounts in excess of the limits of our coverage. Claims that could be made in the future in excess of the limits of such insurance, if successful, could materially adversely affect our financial condition. In addition, our insurance coverage may not continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.
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
As of December 31, 2021, we had $2.1 billion of goodwill and intangible assets. We review goodwill and indefinite-lived intangible assets annually for impairment or whenever events or changes in circumstances indicate potential impairment. The goodwill assessment includes comparing the estimated fair value of each reporting unit to the carrying value of the reporting unit. If we determine that the estimated fair value of our goodwill or intangible assets is less than the applicable book value or carrying value, we could be required to record a non-cash impairment charge to our consolidated statements of operations. Because goodwill and intangible assets represent a significant portion of the assets reflected on our consolidated balance sheets, any future impairment of these assets could result in a non-cash charge to our consolidated statements of operations and have a material adverse effect on our earnings, debt covenants, and ability to access capital.
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
Our principal executive office is located in Lafayette, Louisiana in a 270,000 square foot building. The Company owns the land and building, which houses the principal executive office. The home office expansion project was completed during 2021 for a total cost of $69 million.
Of our operating service locations, eight locations reside in buildings owned by us and the remaining locations are in leased facilities. Most of our operating service locations are located in general commercial office space. Generally, the office leases have initial terms ranging from one to five years. Most of the leases either contain multiple options to extend the lease period ranging in one to three year increments or convert to a month-to-month lease upon the expiration of the initial lease term.
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

Sales of Unregistered Common Stock
None.
Market Information and Holders
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LHCG.” As of February 15, 2022, there were approximately 474 registered holders of record of our common stock.
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
Price Range of Common Stock
The following table provides the high and low prices of our common stock during each quarter in 2021 and 2020 as quoted by NASDAQ:

	High	Low
2021
Fourth Quarter	$154.64	$110.23
Third Quarter	215.29	156.91
Second Quarter	219.09	185.44
First Quarter	221.64	173.12
	High	Low
2020
Fourth Quarter	$231.49	$195.65
Third Quarter	213.08	174.26
Second Quarter	174.32	121.01
First Quarter	158.93	104.81
The closing price of our common stock as reported by NASDAQ on February 18, 2022 was $125.20.
Performance Graph
This item is incorporated by reference from our Annual Report to Stockholders for the fiscal year ended December 31, 2021.
Issuer Purchases of Equity Securities
On December 6, 2021, our Board of Directors approved a share repurchase program authorizing management to repurchase up to $250.0 million of our common stock. We may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act or by any combination of such methods, in each case subject to compliance with all SEC rules and other legal requirements. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, the market price of our stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization, and the program may be suspended or discontinued at any time.

The following table provides information regarding shares of our common stock, $0.01 par value per share, purchased in accordance with the stock repurchase plan during the twelve months ended December 31, 2021:

Period	(a) Total Number of Shares Repurchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2021- December 31, 2021	634,869	$131.89	634,869	$166,264,272
Total	634,869	$131.89	634,869	$166,264,272

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We provide post-acute health care services primarily to Medicare beneficiaries throughout the United States, through our home health agencies, hospice agencies, home and community-based, long-term acute care hospitals, and HCI. Our net service revenue increased $156.4 million to $2.220 billion for the year ending December 31, 2021 from $2.063 billion for the year ending December 31, 2020, largely due to acquired growth and offset by the impact from the COVID-19 pandemic. During 2021, we acquired 90 agencies, such that, as of December 31, 2021, we operated 970 locations in 37 states within the continental United States and the District of Columbia.
Segments
Our services are classified into five segments: (1) home health, (2) hospice, (3) home and community-based, (4) facility-based services, offered primarily through our LTACHs, and (5) HCI.
Through our home health services segment we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational and speech therapy. As of December 31, 2021, we operated 557 home health service locations, of which 344 are wholly-owned by us, 209 are majority-owned or controlled by us through equity joint ventures, two are controlled by us through license lease arrangements, and the remaining two are only managed by us.
Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2021, we operated 170 hospice locations, of which 106 are wholly-owned by us, 62 are majority-owned by us through equity joint ventures and two, are controlled by us through license lease arrangements.
Through our home and community-based, our services are performed by paraprofessional personnel, and include assistance to elderly, chronically ill, and disabled patients with activities of daily living. As of December 31, 2021, we operated 136 community-based services locations, of which 121 are wholly-owned and 15 are majority-owned through an equity joint venture.
We provide facility-based services principally through our LTACHs. As of December 31, 2021, we operated 11 LTACHs with 12 locations, of which all but two are located within host hospitals. We also operate two skilled nursing facilities, a rural health clinic, one physician practice, one family health center, and 75 physical therapy clinics. Of these 93 facility-based services locations as of December 31, 2021, 82 are wholly-owned by us and 11 are controlled by us through equity joint ventures.
Our HCI segment reports on our developmental activities outside its other business segments. The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement and management company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments. The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs. They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have 14 HCI locations, with 13 being wholly-owned and one controlled by us through an equity joint venture.

The percentage of net service revenue contributed from each reporting segment for the each of the periods ended December 31, 2021, 2020 and 2019 was as follows:

Type of Segment	2021	2020	2019
Home Health	69.9%	71.0%	72.3%
Hospice	14.0	11.8	10.9
Home and Community-Based	8.5	9.4	10.0
Facility-Based	6.0	6.2	5.4
Healthcare Innovations	1.6	1.6	1.4
	100.0%	100.0%	100.0%
Development Activities
The following table provides a summary of our acquisitions, divestitures and internal development activities from January 1, 2020 through December 31, 2021. This table does not include two skilled nursing facilities, family health center, rural health clinic, physician practice, and physical therapy clinics through our facility-based services segment.

	Home Health Agencies	Hospice Agencies	Home and Community -Based Agencies	Long-Term Acute Care Hospitals	HCI
Total at January 1, 2020	553	110	107	13	10
Developed	1	6	16	—	2
Acquired	13	6	4	—	—
Divested/Merged	(30)	(2)	(3)	(1)	—
Total at December 31, 2020	537	120	124	12	12
Developed	—	1	13	—	2
Acquired	27	49	1	—	—
Divested/Merged	(7)	—	(2)	—	—
Total at December 31, 2021	557	170	136	12	14
Recent Developments
Coronavirus and Coronavirus Aid, Relief, and Economic Security Act
The COVID-19 outbreak has adversely impacted economic activity and conditions worldwide, including work forces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions. After the declaration of a national emergency in the United States on March 13, 2020, in compliance with stay-at-home and physical distancing orders and other restrictions on movement and economic activity intended to reduce the spread of COVID-19, we continue to alter numerous clinical, operational, and business processes.
We continue to take precautions to protect the safety and well-being of our employees by purchasing and delivering additional supplies of personal protection equipment to our clinicians across the country. In response to the COVID-19 outbreak, we promptly convened a cross-functional COVID-19 task force comprised of our company's leaders that continually communicates with our clinicians and other employees concerning best practices and Company changes in policies and procedures.
We continually review and adjust to changes to adapt to the current environment associated with COVID-19. We remain fully functional and continue to provide our patients with critical services during the pandemic. In addition, we currently plan to continue to execute on our strategic business plans.
In response to COVID-19, the U.S. Government enacted the CARES Act on March 27, 2020. The following portions of the CARES Act impacted us during the twelve months ended December 31, 2021:
•Provider Relief Fund: During the twelve months ended December 31, 2020, we received $93.3 million from the Provider Relief Fund. We recognized no funds for the twelve months ended December 31, 2020 in our consolidated statements of income. We returned all funds to the government during the twelve months ended December 31, 2021.

•Accelerated and Advance Payments Program (CAAP): CAAP extended financial hardship relief to Medicare providers impacted by the COVID-19 pandemic in order to provide necessary funds when there is a disruption in claims submission and/or claims processing. During the twelve months ended December 31, 2020, we received $318 million of accelerated and advance payments. The recoupment of CAAP will occur under a tiered approach. Beginning at one year from the date the payment was issued and continuing for 11 months, Medicare payments owed to providers will be recouped at a rate of 25%. If any amount of CAAP funds that we received from CMS remain unpaid after the initial 11 month period, CMS will recoup 50% of Medicare payments otherwise owed to us during the following six months. Interest will be assessed on any amount of the CAAP funds that we received from CMS that remain unpaid following those recoupment periods. CMS will issue a repayment letter to the Company for any such outstanding amounts, which must be paid in full within 30 days from the date of the letter. We intend to repay the full amount outstanding before any interest accrues. During the twelve months December 31, 2021, $211.5 million was recouped by CMS and $106.5 million of contract liabilities - deferred revenue remains on our consolidated balance sheets as of December 31, 2021.
•Suspension of the 2% sequestration payment adjustment: CMS suspended the 2% sequestration payment adjustment for patient claims with dates of services or end of period dates from May 1 through December 31, 2020. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extended the suspension of the 2% sequestration payment adjustment to March 31, 2021. On April 14, 2021, Congress passed legislation to continue the suspension of the 2% sequestration payment adjustments on Medicare patient claims with dates of service through December 31, 2021. On December 10, 2021, the Protecting Medicare and American Farmers from Sequester Cuts Act legislation passed, which will continue the suspension of the sequestration payment adjustments for Medicare patient claims with dates of service through March 31, 2022. Medicare patient claims with dates of service between April 1 through June 30, 2022 will have a 1% sequestration adjustment and Medicare patient claims with dates of service beginning July 1, 2022 will have a 2% sequestration adjustment. During the twelve months ended December 31, 2021 and 2020, we recognized $26.8 million and $18.1 million, respectively, of net service revenue due to the suspension of the 2% sequestration payment adjustment.
•Waiver of the application of site-neutral payment: Under Section 1886(m)(6)(A)(i) of the Act, the claims processing systems will be updated to pay all LTACH cases admitted during the COVID-19 PHE period at the LTACH PPS standard federal rate, effective for claims with an admission date occurring on or after January 27, 2020 through the end of the PHE period. The PHE has been extended to April 15, 2022. During the twelve months ended December 31, 2021 and 2020, respectively, we recognized $25.7 million and $19.2 million of net service revenue due to the suspension of site-neutral payments.
•Delaying payment of the employer portion of social security tax: The Company deferred payments of the employer portion of social security tax for 2020, which will be due in 50% increments, with the first due by December 31, 2021 and the second 50% due by December 31, 2022. As of December 31, 2020, we deferred $51.9 million of social security tax payments. During the twelve months ended December 31, 2021, we paid $26.8 million of these deferred payments.
During the twelve months ended December 31, 2021, our utilization of contract labor increased due an increase in our clinicians being on quarantine from COVID-19 exposure or potential exposure. This resulted in an increase in overall costs. There is no guarantee that we won’t experience such service disruption in the future or a decrease in demand for our services as a result of COVID-19. The rapid development and fluidity of this situation makes it difficult to predict the ultimate impact of COVID-19 on our business and operations. Nevertheless, COVID-19 presents a material uncertainty which could materially impact our business and results of operations in the future.
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
The following are the final fiscal year 2022 base payment rates for various levels of care, which began on October 1, 2021 and will end on September 30, 2022 and fiscal year 2021 base payment rates for various levels of care, which began on October 1, 2020 and ended September 30, 2021 (payment rates for hospice providers not complying with the hospice quality reporting requirements will be 2% lower than the values referenced below):

Description	Fiscal Year 2022 Rate per patient day	Fiscal Year 2021 Rate per patient day
Routine Home Care days 1-60	$203.40	$199.25
Routine Home Care days 61+	$160.74	$157.49
Continuous Home Care	$1,462.52	$1,432.41
Full Rate = 24 hours of care
$59.68 = hourly rate for 2021 $60.94 = hourly rate for 2022
Inpatient Respite Care	$473.75	$461.09
General Inpatient Care	$1,068.28	$1,045.66

Facility-Based Services
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
Operational Data
This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 26, 2021.
The following table sets forth, for the period indicated, each of our segment's data regarding census, admissions, billable hours and patient days:

	Three Months Ended March 31, 2021	Three Months Ended June 30, 2021	Three Months Ended September 30, 2021	Three Months Ended December 31, 2021
Home Health:
Average census	83,938	85,554	84,258	86,228
Average Medicare census	45,237	45,134	43,675	43,325
Admissions	107,922	109,082	108,492	111,141
Medicare admissions	54,413	54,990	52,527	51,983
Hospice:
Average census	4,457	4,454	5,697	7,024
Average Medicare census	4,163	4,173	5,334	6,516
Admissions	5,577	4,967	6,466	7,516
Medicare admissions	4,910	4,475	5,752	6,615
Patient days	401,119	405,339	524,099	646,231
Home and Community-Based:
Billable hours	1,901,281	1,878,138	1,817,711	1,779,057
LTACHs:
Patient days	21,160	20,199	22,722	22,443
	Three Months Ended March 31, 2020	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020	Three Months Ended December 31, 2020
Home Health:
Average census	76,978	77,530	82,254	83,686
Average Medicare census	46,093	44,811	47,120	47,219
Admissions	108,182	93,482	104,304	104,440
Medicare admissions	59,880	50,545	55,907	54,968
Hospice:
Average census	4,290	4,329	4,393	4,320
Average Medicare census	3,996	4,022	4,091	4,032
Admissions	5,060	4,869	5,077	5,454
Medicare admissions	4,528	4,269	4,569	4,809
Patient days	390,369	398,283	404,214	397,456
Home and Community-Based:
Billable hours	1,985,600	1,921,900	1,942,706	1,884,411
LTACHs:
Patient days	20,161	23,658	24,275	21,836

Consolidated Results of Operations
The following table sets forth, for the period indicated, our consolidated results (amounts in thousands):

	Year Ended December 31,
	2021	2020
Consolidated Services Data:
Net service revenue	$2,219,622	$2,063,204
Cost of service revenue (excluding depreciation and amortization)	1,336,609	1,250,403

Gross margin	883,013	812,801
General and administrative expenses	696,435	632,847
Impairment of intangibles and other	937	1,849
Operating income	185,641	178,105
Interest expense	(4,338)	(4,129)
Income tax expense	37,687	36,043
Income attributable to noncontrolling interests	27,888	26,337
Net income available to LHC Group, Inc.’s common stockholders	$115,728	$111,596
The following table sets forth our consolidated results as a percentage of net service revenue, except income tax expense, which is presented as a percentage of income attributable to LHC Group, Inc's common stockholders:

	Year Ended December 31,
	2021	2020
Consolidated Services Data:
Cost of service revenue (excluding depreciation and amortization)	60.2%	60.6%
Gross margin	39.8	39.4
General and administrative expenses	31.4	30.7
Impairment of intangibles and other	0.1	0.1
Operating income	8.4	8.6
Interest expense	(0.2)	(0.2)
Income tax expense	24.6	24.4
Income attributable to noncontrolling interests	1.3	1.3
Net income attributable to LHC Group, Inc.’s common stockholders	5.2	5.4
Consolidated net service revenue for the year ended December 31, 2021 was $2.22 billion compared to $2.06 billion for the same period in 2020, an increase of $156.4 million, or 7.6%.
Consolidated net service revenue was comprised of the following for the periods ending December 31:

Segment	2021	2020
Home Health	69.9%	71.0%
Hospice	14.0	11.8
Home and Community-Based	8.5	9.4
Facility-Based	6.0	6.2
Healthcare Innovations	1.6	1.6
	100.0%	100.0%
The following table sets forth each of our segment's revenue growth or loss, along with key applicable statistical data, for the twelve months ended December 31, 2021 and the related change from the same period in 2020 (amounts in thousands, except statistical data, and revenue excludes implicit price concessions):

	Organic (1)	Organic Growth (Loss)%	Acquired (2)	Total	Total Growth (Loss) %
Home Health
Revenue	$1,558,387	6.0%	$18,980	$1,577,367	6.5%
Revenue Medicare	$958,064	(1.3)	$14,300	$972,364	(0.7)
New admissions	429,959	5.5	6,678	436,637	6.4
New Medicare admissions	211,480	(3.7)	2,433	213,913	(3.3)
Average census	84,160	5.8	835	84,995	6.1
Average Medicare census	43,809	(4.6)	533	44,342	(4.2)

Home health episodes	333,750	(2.4)	5,315	339,065	(3.2)
Hospice
Revenue	$252,877	1.9	$64,902	$317,779	28.6
Revenue Medicare	$234,161	2.5	$59,775	$293,936	29.3
New admissions	20,483	0.5	4,043	24,526	20.6
New Medicare admissions	18,295	0.8	3,457	21,752	20.0
Average census	4,301	(1.1)	1,107	5,408	24.5
Average Medicare census	4,033	(0.5)	1,014	5,047	24.7
Patient days	1,570,958	(1.4)	405,830	1,976,788	24.3
Home and Community-Based
Revenue	$190,087	(5.0)	$1,015	$191,102	(5.8)
Billable hours	7,326,316	(3.8)	49,871	7,376,187	(4.6)
Facility-Based
LTACHs
Revenue	$125,342	3.2	$1,758	$127,100	2.9
Patient days	83,292	(6.6)	3,232	86,524	(4.7)
Other facility-based
Revenue	$8,126	(10.4)	$—	$8,126	(10.4)
Healthcare Innovations
Revenue	$35,940	5.3	$—	$35,940	5.3
Consolidated
Revenue	$2,170,759	4.3%	$86,655	$2,257,414	7.6%

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
Cost of Service Revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2021		2020
Home Health
Salaries, wages, and benefits	$819,041	52.8%	$756,483	51.7%
Transportation	37,416	2.4	36,874	2.5
Supplies and services	45,228	2.9	55,306	3.8
Total	$901,685	58.1%	$848,663	58.0%
Hospice
Salaries, wages, and benefits	$142,070	45.6%	$107,539	44.1%
Transportation	9,204	3.0	7,572	3.1
Supplies and services	43,621	14.0	35,564	14.6
Total	$194,895	62.6%	$150,675	61.8%
Home and Community-Based
Salaries, wages, and benefits	$134,852	71.1%	$145,150	74.6%

Transportation	1,681	0.9	1,830	0.9
Supplies and services	1,319	0.7	3,398	1.7
Total	$137,852	72.7%	$150,378	77.2%
Facility-Based
Salaries, wages, and benefits	$66,067	50.0%	$62,360	48.5%
Transportation	68	0.1	113	0.1
Supplies and services	23,135	17.5	23,354	18.2
Total	$89,270	67.6%	$85,827	66.8%
Healthcare Innovations
Salaries, wages, and benefits	$12,620	35.8%	$14,299	44.1%
Transportation	220	0.6	264	0.8
Supplies and services	67	0.2	297	0.9
Total	$12,907	36.6%	$14,860	45.8%
Consolidated
Salaries, wages, and benefits	$1,174,650	52.9%	$1,085,831	52.6%
Transportation	48,589	2.2	46,653	2.3
Supplies and services	113,370	5.1	117,919	5.7
Total	$1,336,609	60.2%	$1,250,403	60.6%
Consolidated cost of service revenue for the year ended December 31, 2021 was $1.34 billion compared to $1.25 billion for the same period in 2020, an increase of approximately $86.2 million, or 6.9%. During 2021, cost of service revenue was impacted by:
•an increase in our home health segment of nursing contract labor due to the high number of clinicians in quarantine for COVID-19.
•our acquisition activity in 2021 in the hospice segment increased net service revenue and total costs.
•a decrease in billable hours in our home and community-based segment due to lower patient volumes, which decreased net service revenue and total costs.
•an overall decrease in supplies as we incurred substantial costs in 2020 to acquire needed personal protective equipment to protect our clinicians during the start of the global pandemic. We continue to purchase additional personal protective equipment; however, we are observing an overall decline in utilization and an overall price per unit decline for these supplies.
General and Administrative Expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2021		2020
Home Health
General and administrative	$489,092	31.5%	$452,232	30.9%
Depreciation and amortization	12,040	0.8	12,336	0.8
Total	$501,132	32.3%	$464,568	31.7%
Hospice
General and administrative	$86,781	27.9%	$64,369	26.4%
Depreciation and amortization	2,912	0.9	2,085	0.9
Total	$89,693	28.8%	$66,454	27.3%
Home and Community-Based
General and administrative	$45,062	23.8%	$43,789	22.5%
Depreciation	1,662	0.9	1,654	0.9
Total	$46,724	24.7%	$45,443	23.4%

Facility-Based
General and administrative	$41,975	31.8%	$39,464	30.7%
Depreciation and amortization	3,329	2.5	3,971	3.1
Total	$45,304	34.3%	$43,435	33.8%
Healthcare Innovations
General and administrative	$12,608	35.8%	$11,744	36.2%
Depreciation	974	2.8	1,203	3.7
Total	$13,582	38.6%	$12,947	39.9%
Consolidated
General and administrative	$675,518	30.4%	$611,598	29.6%
Depreciation	20,917	0.9	21,249	1.0
Total	$696,435	31.4%	$632,847	30.7%

Consolidated general and administrative expenses for the year ended December 31, 2021 were $696.4 million compared to $632.8 million for the same period in 2020, an increase of approximately $63.6 million, or 10.0%. Our general and administrative expenses increased due to continued investments in our technology infrastructure and increased costs related to the completion of certain acquisitions during the latter part of 2020 and the twelve months ended 2021.
Income Tax Expense
Consolidated income tax expense for the year ended December 31, 2021 was $37.7 million compared to $36.0 million for the same period in 2020. The increase in income tax expense was primarily attributable to the increase in our results of operations in 2021 as compared to 2020.
Liquidity and Capital Resources

Our cash balance at December 31, 2021 was $9.8 million, compared to $286.6 million at December 31, 2020. The $276.8 million decrease in our cash position was due to $211.5 million recoupment of CAAP, $93.3 million payment to the government for the Provider Relief Fund, $26.8 million payment of deferred payroll taxes related to the CARES Act and offset with additional proceeds from our line of credit.

At December 31, 2021, we had $217.8 million of available liquidity from cash and our revolving credit facility, net of $106.5 million liabilities associated with the CAAP, as compared to December 31, 2020 of $529.9 million of available liquidity from cash and our revolving credit facility, net of $411.2 million liabilities associated with the CAAP and Provider Relief Fund. At December 31, 2021, we have additional capacity in our revolving credit facility of $300.0 million per our accordion expansion. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months.

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
The following table summarizes changes in cash flows (amounts in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(100,332)	$529,247
Investing activities	(607,778)	(82,500)
Financing activities	431,350	(191,850)
Change in cash	$(276,760)	$254,897
Cash at beginning of period	286,569	31,672
Cash at end of period	$9,809	$286,569
The CARES Act provided additional cash during the twelve months ended December 31, 2020 and increased our net cash provided by operating activities by $318 million of CAAP and $51.9 million payment deferral of our portion of social security payroll tax. This was offset by use of increased prepaid medical supplies due to the need of obtaining personal protective equipment to our clinicians and increased costs of salaries, wages and benefits associated with the increased staffing demands associated with our response to COVID-19.
In 2021, CMS recouped $211.5 million of CAAP and we returned $93.3 million of Provider Relief Funds and $26.8 million of deferred payroll taxes back to the government. In addition, we paid $569.6 million for acquisitions and $74.5 million for our share repurchase plan.
Credit Facility
On March 30, 2018, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., which was effective on April 2, 2018. The Credit Agreement provided a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $500.0 million, which includes an additional $200.0 million accordion expansion feature, and a letter of credit sub-limit equal to $50.0 million. The expiration date of the Credit Agreement was March 30, 2023. On August 3, 2021, we entered into an Amended and Restated Senior Credit Facility (the "2021 Amended Credit Agreement"), which amends and restates in its entirety the Credit Agreement. The 2021 Amended Credit Agreement provided a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $800.0 million, which included an additional $500.0 million accordion expansion, and a letter of credit sub-limit equal to $75.0 million. On December 31, 2021, the aggregate commitment was increased to a maximum borrowing limit of $1.0 billion, with an additional $300.0 million accordion expansion. Our obligations under the 2021 Amended Credit Agreement are secured by substantially all of the assets of the Company and its wholly-owned subsidiaries, which assets include the Company's equity ownership of its wholly-owned subsidiaries and its equity ownership in joint venture entities. Our wholly-owned subsidiaries also guarantee the obligations of the Company under the 2021 Amended Credit Agreement.
Revolving loans under the 2021 Amended Credit Agreement bear interest at, as selected by us, either a (i) the prevailing London Interbank Offered Rate ("LIBOR") (with interest periods of one, three, or six months at the Company's option) plus a spread of 1.25% to 2.00% based on our quarterly consolidated Leverage Ratio or (ii) the prevailing prime or base rate plus a spread of 0.25% to 1.00% based on our quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at any time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.15% to 0.30% per annum depending upon our quarterly consolidated Leverage Ratio. The Base Rate at December 31, 2021 was 3.75% and the Eurodollar Rate was 1.63%. As of December 31, 2021, the effective interest rate on outstanding borrowings under the 2021 Amended Credit Agreement was 1.81%.

On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease the publication of LIBOR settings for 1-month, 3-month, 6-month, and 12-month LIBOR borrowings immediately on June 30, 2023. JPMorgan Chase Bank, N.A will transition our 2021 Amended Credit Agreement to an alternate rate to CME Term SOFR Reference Rate ("SOFR"), which is administered by CME Group Benchmark Administration Ltd ("CME"). Due to the differences observed between LIBOR rates and SOFR published rates, JPMorgan Chase Bank, N.A. will use a credit spread adjustment ("CSA") in order to minimize value transfer and leave the existing margin applicable to our 2021

Amended Credit Agreement. The CSA used by JPMorgan Chase Bank, N.A. is based on the average of the differences between LIBOR and SOFR over a 12-month period and will be added to SOFR.
At December 31, 2021, we had $661.2 million drawn, letters of credit in the amount of $24.3 million outstanding under the credit facility, and $314.5 million remaining borrowing capacity available under the 2021 Amended Credit Agreement. At December 31, 2020, we had $20.0 million drawn and letters of credit outstanding in the amount of $25.4 million under our Credit Facility.
Under the terms of the 2021 Amended Credit Agreement, we are required to maintain certain financial ratios and comply with certain financial covenants. The 2021 Amended Credit Agreement permits us to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided we maintain compliance with those financial ratios and covenants after giving effect to such restricted payments. We were in compliance with its debt covenants under the 2021 Amended Credit Agreement at December 31, 2021.
Borrowings accrue interest under the Credit Agreement at either the Base Rate or Eurodollar rate are subject to the applicable margins as set forth below:

Leverage Ratio	Eurodollar Margin	Base Rate Margin	Commitment Fee Rate
≤ 1.00:1.00	1.25%	0.25%	0.15%
>1.00:1.00 ≤ 2.00:1.00	1.50%	0.50%	0.20%
>2.00:1.00 ≤ 3.00:1.00	1.75%	0.75%	0.25%
>3.00:1.00	2.00%	1.00%	0.30%
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
At December 31, 2021, we were in compliance with all debt covenants contained in the Credit Agreement governing our credit facility.

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

We determine the transaction price based on gross charges for services provided, reduced by explicit price concessions and estimates of implicit price concessions. Explicit price concessions include contractual adjustments provided to patients and third-party payors. Implicit price concessions include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from regulatory reviews, audits, billing reviews and other matters. Subsequent changes to the estimate of the transaction price are recorded as adjustments to net service revenue in the period of change. Subsequent changes that are determined to be the result of an adverse change in the patient's ability to pay (i.e. change in credit risk) are recorded as a provision for doubtful accounts within general and administrative expenses.

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
The following table sets forth the percentage of net service revenue earned by category of payor for the respective years ending December 31:

Payor	2021	2020	2019
Medicare	59.8%	62.1%	64.1%
Medicaid	3.1	2.5	2.9
Other	37.1	35.4	33.0
	100.0%	100.0%	100.0%

Medicare

The following describes the payment models in effect during the twelve months-ended December 31, 2021. Such payment models have been subject to temporary adjustments made by CMS in response to COVID-19 pandemic as described elsewhere in this Annual Report on Form 10-K.
Home Health Services
We record revenue as services are provided under PDGM. For each 30-day period, the patient is classified into one of 432 home health resource groups prior to receiving services. Each 30-day period is placed into a subgroup falling under the following categories: (i) timing being early or late, (ii) admission source being community or institutional, (iii) one of 12 clinical groupings based on the patient's principal diagnosis, (iv) functional impairment level of low, medium, or high, and (v) a co-morbidity adjustment of none, low, or high based on the patient's secondary diagnoses.
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
Healthcare Innovations Services
The Company’s HCI segment provides strategic health management services to ACOs that have been approved to participate in the MSSP.  The HCI segment has service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any.  ACOs are legal entities that contract with CMS to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for individuals, improving health for populations and lowering costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each year. During the years ended December 31, 2021 and 2020, the HCI segment recorded net service revenue of $12.1 million and $9.6 million, respectively, related to the 2020 and 2019 ACO respective service periods, as certain ACO's served by the HCI segment received unembargoed calculations from CMS confirming the performance obligation had been met.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar Rate or Base Rate. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $4.6 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively.

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
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company's management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
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
Based on management’s testing and evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The attestation report of KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, is included herein.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, during the Company’s fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
LHC Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited LHC Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 24, 2022

Item 9B.	Other Information.
None noted.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 regarding our directors and executive officers is incorporated by reference from the information contained under the heading “Information About Directors, Nominees and Management” in the definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders.
The information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders.
The information required by this Item 10 regarding our corporate governance Nominating Committee and Audit Committee is incorporated by reference from the information contained under the heading “The Board of Directors and Corporate Governance” in the definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders.
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
The information required by this Item 11 regarding our executive compensation and Compensation Committee is incorporated by reference from the information contained under the heading “Executive Officer Compensation” in the definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 regarding our securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders.
Equity Compensation Plan Information

The following table provides information as of December 31, 2021, regarding shares of common stock that may be issued under the Company's existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Price of Outstanding Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a) (1)
Equity compensation plans approved by Stockholders:	—	$—	1,851,123

Equity compensation plans not approved by Stockholders:	—	—	—
Total	—	$—	1,851,123

(1) Includes 1,746,779 shares remaining available for issuance under the LHC Group, Inc. 2018 Long-Term Incentive Plan (all of which are available for issuance pursuant to grants of full-value stock awards) and 104,344 shares remaining available for issuance under the Amended and Restated LHC Group, Inc.'s 2006 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 regarding transactions with related persons and the independence of our Directors is incorporated by reference from the information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Baton Rouge, Louisiana, Auditor Firm ID: 185.
The information required by this Item 14 regarding accounting and audit fees is incorporated by reference from the information contained under the heading “Principal Accountant Fees and Services” in the definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LHC Group, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of implicit price concessions for the Home Health segment
As discussed in Note 2 to the consolidated financial statements, net service revenue from contracts with customers is recognized in the period the performance obligations are satisfied under the contracts by transferring the requested services to patients in amounts that reflect the consideration which is expected to be received in exchange for providing patient care. Implicit price concessions include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from regulatory reviews, audits, billing reviews and other matters. The Company estimates implicit price concessions based on historical collection experience by major payor class. Estimates of implicit price concessions are periodically reviewed to ensure they are reflective of current business and economic conditions and trends and indicative of the Company’s historical collections. The Company’s net service revenue for the year ended December 31, 2021, was $1,557 million, which is net of implicit price concessions.

We identified the evaluation of implicit price concessions for the Home Health segment as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the implicit price concessions as they were based on estimated collection rates by major payor class. Specifically, evaluating the estimated transaction prices required knowledge of the payor mix and current business and economic conditions and trends.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s Home Health revenue process, including controls over the data used to support the estimated transaction prices. We assessed the outcome of the estimation of the implicit price concessions for the Home Health segment in the prior period financial statements by comparing a sample of current year collections to prior period accounts receivable to identify any circumstances or conditions that are relevant to the determination of the current year estimate. This assessment included testing a sample of accounts receivable that were written off in the current year. In addition, we evaluated the completeness and accuracy of the Company’s collections on Home Health revenue recorded by major payor class by testing a sample of collections to assess the relevance and reliability of the current year estimated transaction prices.

/s/ KPMG LLP
KPMG LLP
We have served as the Company's auditor since 2008.
Baton Rouge, Louisiana
February 24, 2022

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash	$9,809	$286,569
Receivables:
Patient accounts receivable	348,820	301,209
Other receivables	13,780	11,522
Total receivables	362,600	312,731
Prepaid income taxes	7,531	—
Prepaid expenses	28,401	22,058
Other current assets	24,801	25,664
Total current assets	433,142	647,022
Property, building and equipment, net of accumulated depreciation of $98,394 and $82,721, respectively	153,959	138,366
Goodwill	1,748,426	1,259,147
Intangible assets, net of accumulated amortization of $19,152 and $17,659, respectively	400,002	315,355
Assets held for sale	—	1,900
Operating lease right of use asset	113,399	100,046
Other assets	46,693	21,518
Total assets	$2,895,621	$2,483,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$98,118	$64,864
Salaries, wages and benefits payable	100,532	88,666
Self insurance reserves	33,784	35,103
Government stimulus advance	—	93,257
Contract liabilities - deferred revenue	106,489	317,962
Current operating lease payable	37,630	32,676
Amounts due to governmental entities	5,447	1,516
Income taxes payable	—	21,464
Current liabilities - deferred employer payroll tax	26,790	25,928
Total current liabilities	408,790	681,436
Deferred income taxes	70,026	47,237
Income taxes payable	7,320	6,203
Revolving credit facility	661,197	20,000
Other long term liabilities	—	25,928
Operating lease payable	78,688	70,275
Total liabilities	1,226,021	851,079
Noncontrolling interest-redeemable	17,501	18,921
Commitments and contingencies
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock – $0.01 par value: 60,000,000 shares authorized; 36,549,524 and 36,355,497 shares issued, and 30,634,414 and 31,139,840 shares outstanding, respectively	365	364
Treasury stock – 5,915,110 and 5,215,657 shares at cost, respectively	(164,790)	(69,011)
Additional paid-in capital	979,642	962,120
Retained earnings	751,025	635,297
Total LHC Group, Inc. stockholders’ equity	1,566,242	1,528,770
Noncontrolling interest – non-redeemable	85,857	84,584
Total stockholders’ equity	1,652,099	1,613,354
Total liabilities and stockholders’ equity	$2,895,621	$2,483,354

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2021	2020	2019

Net service revenue	$2,219,622	$2,063,204	$2,080,241
Cost of service revenue (excluding depreciation and amortization)	1,336,609	1,250,403	1,324,887
Gross margin	883,013	812,801	755,354
General and administrative expenses	696,435	632,847	596,006
Impairment of intangibles and other	937	1,849	7,734
Operating income	185,641	178,105	151,614
Interest expense	(4,338)	(4,129)	(11,155)
Income before income taxes and noncontrolling interests	181,303	173,976	140,459
Income tax expense	37,687	36,043	26,607
Net income	143,616	137,933	113,852
Less net income attributable to noncontrolling interests	27,888	26,337	18,126
Net income attributable to LHC Group, Inc.’s common stockholders	$115,728	$111,596	$95,726
Earnings per share - basic:
Net income attributable to LHC Group, Inc.’s common stockholders	$3.71	$3.59	$3.09
Earnings per share - diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$3.69	$3.56	$3.07
Weighted average shares outstanding:
Basic	31,195,305	31,092,417	30,932,607
Diluted	31,396,658	31,365,765	31,209,824

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share data)

	LHC Group, Inc.						Noncontrolling interest non- redeemable	Total equity	Non controlling interest redeemable	Net income
	Common Stock				Additional paid-in capital	Retained earnings
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2018	$358	35,835,348	$(49,373)	5,029,429	$937,965	$427,975	$107,549	$1,424,474	$14,596
Net income	—	—	—	—	—	95,726	6,855	102,581	11,271	113,852
Acquired noncontrolling interest	—	—	—	—	—	—	10,478	10,478	—
Purchase of additional controlling interest	—	—	—	—	(2,183)	—	(18,382)	(20,565)	—
Sale of noncontrolling interest	—	—	—	—	819	—	794	1,613	—
Noncontrolling interest distributions	—	—	—	—	—	—	(13,366)	(13,366)	(10,716)
Nonvested stock compensation	—	—	—	—	9,646	—	—	9,646	—
Issuance of vested stock	2	210,986	—	—	—	—	—	2	—
Treasury shares redeemed to pay income tax	—	—	(10,687)	107,461	1,008	—	—	(9,679)	—
Exercise of stock options	1	63,051	—	—	—	—	—	1	—
Issuance of common stock under Employee Stock Purchase Plan	—	19,895	—	—	2,066	—	—	2,066	—
Balances at December 31, 2019	$361	36,129,280	$(60,060)	5,136,890	$949,321	$523,701	$93,928	$1,507,251	$15,151
Net income	—	—	—	—	—	111,596	12,150	123,746	14,187	137,933
Acquired noncontrolling interest	—	—	—	—	—	—	5,854	5,854	3,508
Purchase of additional controlling interest	—	—	—	—	(1,709)	—	(22,204)	(23,913)	(382)
Sale of noncontrolling interest	—	—	—	—	(860)	—	6,150	5,290	—
Noncontrolling interest distributions	—	—	—	—	—	—	(11,294)	(11,294)	(13,543)
Nonvested stock compensation	—	—	—	—	14,347	—	—	14,347	—
Issuance of vested stock	3	195,618	—	—	—	—	—	3	—
Treasury shares redeemed to pay income tax	—	—	(9,202)	71,439	—	—	—	(9,202)	—
Exercise of stock options	—	16,286	251	7,328	(1,156)	—	—	(905)	—
Issuance of common stock under Employee Stock Purchase Plan	—	14,313	—	—	2,177	—	—	2,177	—
Balances at December 31, 2020	$364	36,355,497	$(69,011)	5,215,657	$962,120	$635,297	$84,584	$1,613,354	$18,921
Net income	—	—	—	—	—	115,728	15,945	131,673	11,943	143,616
Acquired noncontrolling interest	—	—	—	—	—	—	—	—	113
Purchase of additional controlling interest	—	—	—	—	(951)	—	(789)	(1,740)	(373)
Sale of noncontrolling interest	—	—	—	—	(83)	—	1,871	1,788	—
Noncontrolling interest distributions	—	—	—	—	—	—	(15,754)	(15,754)	(13,103)
Nonvested stock compensation	—	—	—	—	15,868	—	—	15,868	—
Issuance of vested stock	1	180,235	—	—	—	—	—	1	—
Treasury shares redeemed to pay income tax			(12,043)	64,584	216	—	—	(11,827)	—
Repurchase of common stock	—	—	(83,736)	634,869	—	—	—	(83,736)	—

Issuance of common stock under Employee Stock Purchase Plan	—	13,792	—	—	2,472	—	—	2,472	—
Balances at December 31, 2021	$365	36,549,524	$(164,790)	5,915,110	$979,642	$751,025	$85,857	$1,652,099	$17,501

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the year ended December 31,
	2021	2020	2019
Operating activities:
Net income	$143,616	$137,933	$113,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	20,917	21,249	18,254
Amortization and impairment of operating lease right of use asset	37,506	34,546	33,368
Stock-based compensation expense	15,868	14,347	9,646
Deferred income taxes	22,789	(13,261)	18,400
(Gain) loss on disposal of assets	(1,134)	412	802
Impairment of intangibles and other	937	1,849	7,734
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(35,361)	(16,561)	(38,907)
Prepaid expenses	(5,902)	(754)	3,530
Other assets	(11,015)	(3,169)	(2,923)
Prepaid income taxes	(7,531)	9,652	(78)
Accounts payable and accrued expenses	12,345	(22,506)	(457)
Salaries, wages, and benefits payable and self-insurance reserves	3,004	6,482	(2,625)
Other long term liabilities	(26,758)	51,856	—
Contract liabilities - deferred revenue	(211,473)	317,962	—
Operating lease payable	(37,360)	(34,226)	(28,062)
Income tax payable	(20,347)	23,800	(431)
Net amounts due to/from governmental entities	(433)	(364)	(1,641)
Net cash (used in) provided by operating activities	(100,332)	529,247	130,462
Investing activities:
Cash paid for acquisitions, net of cash acquired	(569,583)	(24,545)	(74,293)
Minority interest investments	(10,100)	—	—
Proceeds from sale of assets	3,350	7,920	—
Proceeds from sale of an entity	1,531	—	—
Purchases of property, building and equipment	(32,976)	(65,875)	(33,609)
Net cash used in investing activities	(607,778)	(82,500)	(107,902)
Financing activities:
Proceeds from line of credit	1,025,559	296,229	267,000
Payments on line of credit	(384,362)	(529,229)	(249,000)
Government stimulus advance	(93,257)	93,257	—
Proceeds from employee stock purchase plan	2,472	2,177	2,066
Payments on debt	—	—	(7,650)
Payments on deferred financing fees	(3,556)	—	—
Payments on repurchasing common stock	(74,643)	—	—
Noncontrolling interest distributions	(28,857)	(24,837)	(24,082)
Purchase of additional controlling interest	(2,113)	(24,295)	(19,663)
Sale of noncontrolling interest	1,934	4,856	756
Withholding taxes paid on stock-based compensation	(11,827)	(10,008)	(10,687)
Exercise of options	—	—	1,009
Net cash provided by (used in) financing activities	431,350	(191,850)	(40,251)
Change in cash	(276,760)	254,897	(17,691)
Cash at beginning of period	286,569	31,672	49,363
Cash at end of period	$9,809	$286,569	$31,672

Supplemental disclosures of cash flow information
Interest paid	$4,168	$5,011	$11,015
Income taxes paid	$43,728	$16,830	$10,109
Non-Cash Operating activity:
Operating right of use assets in exchange for lease obligations	41,364	43,047	129,290
Non-Cash Investing activity:
Accrued capital expenditures	417	2,922	2,729
Net working capital adjustment	890	—	—
Non-Cash Financing activity:
Contribution of noncontrolling interest	—	230	—

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
As of December 31, 2021, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements, operated 970 service providers in 37 states within the continental United States and the District of Columbia.
COVID-19 Update
SARS-CoV-2 ("COVID-19") continues to spread and various responses related to stay-at-home restrictions, travel restrictions, and other public health and safety measures continue to evolve. We communicate with our clinicians and other employees all updated policies and procedures as we monitor changes related to the pandemic. Policies and procedures related to social distancing and cleaning procedures remain in place as the safety of our patients and employees are vital. The effects of COVID-19 continue to materially impact our business. As a result, operating results for the twelve months ended December 31, 2021 may not be directly comparable to operating results for the twelve months ended December 31, 2020.
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
In addition, the CARES Act suspended the 2% sequestration payment adjustments on Medicare patient claims with dates of service from May 1 through December 31, 2020, suspended the application of site-neutral payment for LTACH admissions that were admitted during the Public Health Emergency ("PHE"), and delayed payment of the employer portion of social security tax. On April 14, 2021, Congress passed legislation to continue the suspension of the 2% sequestration payment adjustments on Medicare patient claims with dates of service through December 31, 2021. On December 10, 2021, the Protecting Medicare and American Farmers from Sequester Cuts Act legislation passed, which will continue the suspension of the sequestration payment adjustments for Medicare patient claims with dates of service through March 31, 2022. Medicare patient claims with dates of service between April 1 through June 30, 2022 will have 1% sequestration adjustment and Medicare patient claims with dates of service beginning July 1, 2022 will have 2% sequestration adjustment. On January 14, 2022, the U.S. Department of Health and Human Services extended the PHE until April 15, 2022.
Provider Relief Fund
During the twelve months ended December 31, 2020, the Company received $93.3 million in payments from the Provider Relief Fund, which was recorded as a short-term liability in government stimulus advance in our consolidated balance sheets. The Company returned all Provider Relief Funds received of $93.3 million to the government during the twelve months ended December 31, 2021.
CAAP
During the twelve months ended December 31, 2020, the Company received $318.0 million of accelerated payments under the CAAP, which was recorded in contract liabilities - deferred revenue in our consolidated balance sheets in accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606"). On October 1, 2020, the repayment and recoupment terms for CAAP funds were amended by the Continuing Appropriations Act, 2021 and Other Extensions Act, which provides that recoupment will begin one year from the date the CAAP funds were received. The repayment terms begin one year starting from the date the CAAP funds were issued and continues 11 months, with CMS recouping the initial 25% of Medicare payments otherwise owed to the Company. If any amount of CAAP funds that we received from CMS remain unpaid after the initial 11 month period, CMS will recoup 50% of Medicare payments otherwise owed to the Company during the following six months. Interest will begin accruing on any amount of the CAAP funds that we received from CMS that remain unpaid following those recoupment periods. CMS will issue a repayment letter to the

Company for any such outstanding amounts, which must be paid in full within 30 days from the date of the letter. The Company intends to repay the full amount before any interest accrues. During the twelve months ended December 31, 2021, $211.5 million was recouped by CMS and $106.5 million of contract liabilities - deferred revenue remains on our consolidated balance sheets as of December 31, 2021.
Other
During the twelve months ended December 31, 2021 and 2020, the Company recognized $26.8 million and $18.1 million of net service revenue, respectively, due to the suspension of the 2% sequestration payment adjustment. During the twelve months ended December 31, 2021 and 2020, the Company recognized $25.7 million and $19.2 million of net service revenue, respectively, due to the suspension of LTACH site-neutral payments.
As of December 31, 2020, the Company deferred $51.9 million of employer social security taxes and during the twelve months ended December 31, 2021, assumed $1.7 million of such deferred taxes related to acquisitions. During the twelve months ended December 31, 2021, $26.8 million was paid back to the government and $26.8 million was recorded in current liabilities - deferred employer payroll tax on our consolidated balance sheets as of December 31, 2021.
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

The Company determines the transaction price based on gross charges for services provided, reduced by explicit price concessions and estimates for implicit price concessions. Explicit price concessions include contractual adjustments provided to patients and third-party payors. Implicit price concessions include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from regulatory reviews, audits, billing reviews and other matters. Subsequent changes to the estimate of the transaction price are recorded as adjustments to net service revenue in the period of change. Subsequent changes that are determined to be the result of an adverse change in the patient's ability to pay (i.e. change in credit risk) are recorded as a provision for doubtful accounts within general and administrative expenses.
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
The following table sets forth the percentage of net service revenue earned by category of payor for each segment for the years ending December 31:

	2021	2020	2019
Home Health:
Medicare	62.1%	66.8%	70.2%
Managed Care, Commercial, and Other	37.9	33.2	29.8
	100.0%	100.0%	100.0%
Hospice:
Medicare	94.2%	93.1%	92.0%
Managed Care, Commercial, and Other	5.8	6.9	8.0
	100.0%	100.0%	100.0%
Home and Community-Based:
Medicaid	31.5%	21.4%	23.2%
Managed Care, Commercial, and Other	68.5	78.6	76.8
	100.0%	100.0%	100.0%
Facility-Based:
Medicare	49.9%	55.0%	56.2%
Managed Care, Commercial, and Other	50.1	45.0	43.8
	100.0%	100.0%	100.0%
Healthcare Innovations:
Medicare	12.4%	19.2%	21.6%
Managed Care, Commercial, and Other	87.6	80.8	78.4
	100.0%	100.0%	100.0%
Medicare
The following describes the payment models in effect during the twelve months ended December 31, 2021. Such payment models have been subject to temporary adjustments made by CMS in response to COVID-19 pandemic as described elsewhere in this Annual Report on Form 10-K. The 2% sequestration reduction adjustment was suspended for patient claims with dates of service that began May 1, 2020 through December 31, 2021.
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

Contingent Service Revenues
The HCI segment provides strategic health management services to Affordable Care Organizations ("ACOs") that have been approved to participate in the Medicare Shared Savings Program ("MSSP"). The HCI segment has service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any. ACOs are legal entities that contract with CMS to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for the individual, improving health for populations and lowering costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each year. During the years ended December 31, 2021, 2020 and 2019, the HCI segment recorded net service revenue of $12.1 million, $9.6 million and $2.9 million, respectively, related to the 2020, 2019 and 2018 ACO respective service periods, as certain ACOs served by the HCI segment received a MSSP payment from CMS confirming the performance obligation has been met.
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
The following table sets forth the percentage of patient accounts receivable by payor for the years ended December 31:

	2021	2020
Medicare	60.3%	55.3%
Medicaid	7.5	9.2
Managed Care, Commercial, and Other	32.2	35.5
Total patient accounts receivable	100.0%	100.0%
Business Combinations
The Company accounts for its acquisitions in accordance with ASC 805, "Business Combinations" ("ASC 805") using the acquisition method of accounting. Assets typically acquired consist primarily of Medicare licenses, trade names, certificates of need, and/or non-compete agreements. The assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. The noncontrolling interest associated with joint venture acquisitions is also measured and recorded at fair value as of the acquisition date. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The operations of the acquisitions are included in the consolidated financial statements from their respective dates of acquisition. Acquisition transactions that occurred in 2021 and 2020 are further described in Note 3 and Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Insurance Programs
The Company bears significant risk under its large-deductible workers’ compensation insurance program and its self-insured employee health program.  Under the workers’ compensation insurance program, the Company bears risk up to $1.0 million per incident, after which stop-loss coverage is maintained.  The Company purchases stop-loss insurance for the employee health plan and bear risk up to $0.5 million per incident.
Malpractice and general patient liability claims for incidents which may give rise to litigation have been asserted against the Company by various claimants.  The claims are in various stages of processing and some may ultimately be brought to trial.  The Company currently carries professional liability insurance coverage on a claims made basis and general liability insurance coverage on an occurrence basis for this exposure with a $0.3 million deductible. The Company also carries Directors and Officers coverage (also on a claims made basis) for potential claims against the Company’s directors and officers, including securities actions, with a deductible of $2.5 million.

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
The Company performs its annual impairment review of goodwill at November 30, and when a triggering event occurs between annual impairment tests. The Company assessed and reviewed factors such as: labor cost; financial performance, such as cash flows and planned revenue; regulatory factors; market considerations, such as market-dependent multiples; and access of capital. For 2021, the Company performed a qualitative assessment of goodwill for its reporting units of home health, hospice, home and community-based, and HCI. The Company performed a quantitative assessment of goodwill for its LTACH reporting unit based on current market considerations and market-dependent multiples. The Company determined that it is not more likely than not that the fair values of its reporting units are less than the carrying amounts. The Company has not recognized any goodwill impairment charges in 2021, 2020 or 2019 related to the annual impairment testing.
Components of the Company's reporting units are collections of markets of similar service offerings that operate collaboratively under a house of brands, i.e. multiple brands are used across markets, states, and segments. The Company recognized an impairment of $0.02 million, $0.5 million and $0.6 million, respectively, for the twelve months ended December 31, 2021, 2020 and 2019 related to goodwill associated with the closure of underperforming locations. The impairments were determined using prices of comparable businesses in respective markets.
Intangible assets: Indefinite-lived assets
The Company also has indefinite-lived assets that are not subject to amortization expense such as trade names, certificates of need, and Medicare licenses to conduct specific operations within geographic markets. The Company has concluded that trade names, certificates of need, and licenses have indefinite lives, because there are no legal, regulatory, contractual, economic or other factors that would limit the useful lives of these intangible assets and the Company intends to renew and operate the certificates of need and licenses and use the trade names indefinitely. In some cases, the value of licenses and certificates of need is increased by moratoriums in effect. These indefinite-lived intangible assets are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. The Company performed a qualitative assessment and determined that it is not more likely than not that the fair values of these assets are less than the carrying amounts. During the twelve months ended December 31, 2021, 2020, and 2019, the Company did not record an impairment charge related to indefinite-lived intangible assets in the annual impairment testing.
During the twelve months ended December 31, 2021, 2020, and 2019, the Company closed underperforming locations and impaired certificates of need or Medicare licenses for these providers. The Company recognized an impairment of $0.9 million, $0.7 million, $7.1 million, respectively. During the year ended December 31, 2019, the impairment recognized of $7.1 million included $6.1 million related to impairment due to changes in moratorium regulations and $1.0 million related to the closure of underperforming locations. During 2019, CMS removed all federal moratoria with regard to Medicare provider enrollments in four states. The Medicare licenses were deemed impaired upon the notice of removal. The amounts of impairment of the Medicare licenses was its carrying value at the time of closure.
Intangible assets: Definite-lived assets

Included in intangible assets are definite-lived assets subject to amortization such as non-compete agreements, customer relationships, and defensive assets, which are defined as trade names that are not actively used. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from four to 16 years. Amortization expense for the Company's definite-lived intangible assets for the years ended December 31, 2021, 2020, and 2019 was $1.5 million, $1.2 million, and $1.3 million, respectively. Amortization expense was recorded in general and administrative expenses.
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
Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. The estimated useful life of buildings is 39 years, while the estimated useful lives of transportation equipment, fixed equipment, office furniture, and computer equipment range from three to 15 years. The useful life for leasehold improvements is the shorter of the lease term or the expected life of the leasehold improvement.
In accordance with ASC 360, "Property, Plant, and Equipment", the Company evaluates its long-lived assets for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges recognized during the periods ended December 31, 2021, 2020, and 2019.
The following table describes the Company’s components of property, building and equipment for the years ended December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Land	$7,339	$7,339
Building and leasehold improvements	105,431	40,766
Transportation equipment	19,898	19,821
Fixed equipment	365	365
Office furniture and medical equipment	116,732	104,557
Construction in progress	2,588	48,239
	252,353	221,087
Less accumulated depreciation	98,394	82,721
Property, building and equipment, net	$153,959	$138,366

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $19.4 million, $20.0 million and $17.0 million, respectively, which was recorded in general and administrative expenses. In addition, during the years ended December 31, 2021 and 2020, the Company capitalized $1.0 million and $1.1 million, respectively, in interest costs related to the construction of its home office expansion project.
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
The carrying amount of each redeemable equity instrument presented in temporary equity as of December 31, 2021 is not less than the initial amount reported for each instrument. The activity of noncontrolling interest-redeemable for the twelve months ended December 31, 2021, 2020 and 2019 is summarized in the Company’s statements of stockholders' equity.
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of December 31, 2021, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
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
Earnings Per Share
The following table sets forth shares used in the computation of basic and diluted per share information for the years ended December 31, 2021, 2020 and 2019:

2021	2020	2019

Weighted average number of shares outstanding for basic per share calculation	31,195,305	31,092,417	30,932,607
Effect of dilutive potential shares:
Nonvested restricted stock	201,353	273,348	277,217
Adjusted weighted average shares for diluted per share calculation	31,396,658	31,365,765	31,209,824
Antidilutive shares	117,238	1,155	157,608
Assets Held for Sale
As of December 31, 2020, the Company's assets held for sale was $1.9 million, which consisted of one hospice facility in Knoxville, Tennessee. The Company sold the property during the twelve months ended December 31, 2021 for $3.2 million. The gain on the sale of the property of $1.2 million was recorded in general and administrative expenses on our consolidated statements of income.
Investments
During the twelve months ended December 31, 2021, the Company invested $10.0 million and became a minority owner in a healthcare analytics company and invested $0.1 million in an investment fund focused on minority-owned businesses, which were recorded in other assets in our consolidated balance sheets. These investments were accounted for under the cost method of accounting as the Company does not have the ability to exercise significant influence in connection with its minority ownership positions.
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
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the transition away from reference rates expected to be discontinued to alternative reference rates. The pronouncement is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The adoption of the new guidance did not have an effect on the Company's condensed consolidation financial statements.

3. Acquisitions, Divestitures, and Joint Venture Activities
2021 Acquisitions
On July 1, 2021, the Company purchased Heart n' Home Hospice for $50.1 million, which included seven wholly-owned hospice locations in Idaho and two wholly-owned hospice locations in Oregon. In addition, the Company purchased Casa de la Luz on July 1, 2021 for $48.0 million, which included two wholly-owned hospice and palliative care locations in Arizona.
On September 1, 2021, the Company purchased Heart of Hospice for $278.0 million, which included 24 wholly-owned hospice locations in Arkansas, Louisiana, Mississippi, Oklahoma, and South Carolina.
On November 1, 2021, the Company purchased Brookdale Health Care Services' agencies from the recently formed home health, hospice, and outpatient therapy venture between HCA Healthcare and Brookdale Senior Living, Inc. The wholly-owned purchased agencies included 23 home health locations, 11 hospice locations, and 13 main therapy agencies across 22 states. Total consideration for this acquisition was $197.0 million, of which $178.8 million was paid in cash, net of working capital adjustments.
In separate acquisitions, the Company acquired the majority-ownership of four home health agencies, three hospice, and one home and community-based agencies during the twelve months ended December 31, 2021 for an aggregate purchase price $17.8 million. The purchase prices were determined based on the Company's analysis of comparable acquisitions and the target market's potential future cash flows.
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

Transaction costs associated with acquisitions are expensed as incurred. During the twelve months ended December 31, 2021, the Company incurred $9.1 million in acquisition-related transaction costs, which was recorded in the consolidated statements of income as general and administrative expenses.
The Company's net working capital adjustments for Heart of Hospice and Brookdale Health Care Services' agencies are being finalized and remain preliminary in accordance with the requirements of ASC Topic 805, Business Combinations. The final determination of the fair value of assets acquired and liabilities assumed will be completed in accordance with the applicable accounting guidance. The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired during the twelve months ended December 31, 2021 (amounts in thousands):

Consideration
Cash	$570,935
Net working capital	890
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$1,352
Patient accounts receivable	14,299
Other receivables	209
Prepaid expenses	441
Other current assets	155
Property and equipment	2,614
Trade names	39,942
Certificates of need/licenses	40,221
Non-compete agreements	7,257
Operating lease right of use asset	9,494
Other assets	168
Accounts payable and other accrued liabilities	(10,378)
Salaries, wages, and benefits payable	(7,582)
Current operating lease payable	(3,600)
Amounts due to governmental entities	(4,364)
Current liabilities - deferred employer payroll tax	(1,692)
Operating lease payable	(5,897)
Total identifiable assets and liabilities	$82,639

Noncontrolling interest	113
Goodwill, including noncontrolling interest of $78	$489,299

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

2021 Divestitures
During the twelve months ended December 31, 2021, the Company sold its controlling membership interests in a home health agency previously operated as an equity joint venture and sold its pharmacy location which was wholly-owned. The total consideration for these controlling interest sales was $1.5 million and resulted in a loss of $0.1 million, which was accounted for as a loss on the sale of entities and recorded in general and administrative expenses.

2021 Joint Venture Activities
During the twelve months ended December 31, 2021, the Company purchased additional controlling membership interests in four of our equity joint venture partnerships, whereby the agencies became wholly-owned subsidiaries of the Company. The total consideration for these additional controlling interest purchases was $2.1 million. The transactions were accounted for as equity transactions.

During the twelve months ended December 31, 2021, the Company sold noncontrolling membership interests in two home health agencies. The total consideration of the sales of noncontrolling membership interest was $1.9 million. The transactions were accounted for as equity transactions.

2020 Acquisitions
The Company acquired the majority-ownership of 13 home health agencies, six hospice agencies, four home and community-based agencies, and one physician practice during the twelve months ended December 31, 2020. The total aggregate purchase price for these transactions was $42.1 million.
The Company funded three of these acquisitions in 2019 by paying cash consideration of $16.4 million.
During the twelve months ended December 31, 2020, the Company received $3.1 million from an equity joint venture partnership for the partner's noncontrolling interest for one of the Company's acquired home health and hospice agencies. In separate transactions, the Company received $3.9 million for consideration of two equity joint venture partnerships, whereby the Company acquired home health, hospice, and home and community-based agencies for $6.6 million and sold membership interests in these agencies for $4.4 million. The transactions for the sale of the membership interests were accounted for as an equity transaction. The total cash consideration includes adjustments for assets acquired and liabilities assumed. The allocation of the purchase price of these acquisitions were allocated to goodwill of $40.1 million, indefinite lived intangibles trade names of $4.8 million, certificates of need/licenses of $6.0 million, and other assets and assumed liabilities of $0.5 million. Acquired noncontrolling interest was $9.4 million.
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

4. Goodwill and Other Intangibles, Net
The following table summarizes changes in goodwill and other intangibles assets by segment during the twelve months ended December 31, 2021 and 2020 (amounts in thousands):

	Home Health	Hospice	Home and community- based	Facility-based	HCI	Total
Goodwill
Balance as of December 31, 2019	$867,924	$128,875	$166,629	$15,682	$40,862	$1,219,972
Acquisitions	12,025	21,025	134	88	—	33,272
Noncontrolling interest	4,695	2,122	10	—	—	6,827
Adjustments and disposals	(644)	(280)	—	—	—	(924)
Balance as of December 31, 2020	$884,000	$151,742	$166,773	$15,770	$40,862	$1,259,147
Acquisitions	84,377	404,590	254	—	—	489,221

Noncontrolling interest	78	—	—	—	—	78
Adjustments and disposals	(20)	—	—	—	—	(20)
Balance as of December 31, 2021	$968,435	$556,332	$167,027	$15,770	$40,862	$1,748,426

Intangibles Assets
Balance as of December 31, 2019	$219,872	$40,590	$24,096	$5,317	$15,681	$305,556
Acquisitions	7,193	4,212	127	—	—	11,532
Amortization	(556)	(70)	(15)	(6)	(581)	(1,228)
Adjustments and disposals	(505)	—	—	—	—	(505)
Balance as of December 31, 2020	$226,004	$44,732	$24,208	$5,311	$15,100	$315,355
Acquisitions	13,734	73,026	46	614	—	87,420
Amortization	(480)	(418)	(9)	(6)	(581)	(1,494)
Adjustments and disposals	(1,279)	—	—	—	—	(1,279)
Balance as of December 31, 2021	$237,979	$117,340	$24,245	$5,919	$14,519	$400,002

The Company determined that there was no impairment for the goodwill of any reporting units as of December 31, 2021, 2020, and 2019 based on the Company's annual impairment testing.

During 2021, 2020, and 2019, the Company closed underperforming locations. Due to these closures, the Company recorded $0.02 million, $0.5 million, and $0.6 million of impairment of goodwill during the years ended December 31, 2021, 2020 and 2019. The amount of disposal of goodwill was determined using prices of comparable businesses in the market. This was recorded in impairment of intangibles and other on the Company's consolidated statements of income and disclosed in the changes in goodwill table in adjustments and disposals.
The Company performed an impairment analysis on its indefinite-lived intangible assets related to the Company's trade names, certificates of needs, and licenses and determined that it is not more likely than not that the fair values of the indefinite-lived intangible assets are less than its carrying amount as of November 30, 2021; however, the Company did record $0.9 million, $0.7 million, and $7.1 million, during the years ended December 31, 2021, 2020, and 2019. During the years ended December 31, 2021 and 2020, the impairments related to closures of underperforming locations. During the year ended December 31, 2019, the impairments related to the lifting of a moratoria of $6.1 million and closure of underperforming locations of $1.0 million. The Medicare license impairment was a result of CMS action to remove all federal moratoria with regard to Medicare provider enrollment in four states. The amounts of disposal of the Medicare licenses was its carrying value at the time of closure. This was recorded in impairment of intangibles and other on the Company's consolidated statements of income and disclosed in the changes in intangible assets table in adjustments and disposals.
During the twelve months ended December 31, 2021, the Company divested a certificate of need of $0.4 million, which was accounted for as a loss on the sale of an entity and recorded on the Company's consolidated statements of income in general and administrative expenses.
The following tables summarize the changes in intangible assets during the twelve months ended December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Indefinite-lived intangible assets:
Trade names	$207,780	$168,700
Certificates of need/licenses	173,955	135,013
Net total	$381,735	$303,713

Definite-lived intangible assets:
Trade names
Gross carrying amount	$11,073	$10,212
Accumulated amortization	(9,606)	(9,480)

Net total	$1,467	$732
Non-compete agreements
Gross carrying amount	$14,524	$7,267
Accumulated amortization	(7,172)	(6,387)
Net total	$7,352	$880
Customer relationships
Gross carrying amount	$11,822	$11,822
Accumulated amortization	(2,374)	(1,792)
Net total	$9,448	$10,030
Total definite-lived intangible assets
Gross carrying amount	$37,419	$29,301
Accumulated amortization	(19,152)	(17,659)
Net total	$18,267	$11,642

Total intangible assets:
Gross carrying amount	$419,154	$333,014
Accumulated amortization	(19,152)	(17,659)
Net total	$400,002	$315,355
Remaining useful lives of trade names, customer relationships, and non-compete agreements were 7.8, 16.3 and 4.9 years, respectively at December 31, 2021. Similar amounts at December 31, 2020 were 8.8, 17.3 and 2.9 years, respectively.
Amortization expense for the Company's intangible assets was $1.5 million, $1.2 million, and $1.3 million for the years ended December 31, 2021, 2020 and 2019, which was recorded on the Company's consolidated statements of income in general and administrative expenses.
The estimated intangible asset amortization expense for each of the five years subsequent to December 31, 2021 is as follows (amounts in thousands):

Year	Amortization amount
2022	$3,696
2023	2,524
2024	2,098
2025	1,790
2026	1,578
Total	$11,686

5. Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.
 Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows (amounts in thousands):

	2021	2020
Deferred tax assets:
Allowance for uncollectible accounts	$8,394	$8,065
Accrued employee benefits	7,533	8,247
Stock compensation	2,735	2,373
Accrued self-insurance	6,626	6,596

Acquisition costs	2,631	1,635
Net operating loss carry forward	5,245	6,084
Intangible asset impairment	6	10
Lease payable	23,220	25,667
Government stimulus advance	21,591	19,114
Payroll tax	5,895	11,750
Other	312	285
Gross deferred tax assets	84,188	89,826
Less: valuation allowance	(3,121)	(3,876)
Net deferred tax assets	$81,067	$85,950
Deferred tax liabilities:
Amortization of intangible assets	(100,339)	(85,826)
Tax depreciation in excess of book depreciation	(17,584)	(14,065)
Prepaid expenses	(1,733)	(1,538)
Non-accrual experience accounting method	(829)	(743)
Right of use asset	(22,781)	(25,202)
Other	(7,827)	(5,813)
Deferred tax liabilities	(151,093)	(133,187)
Net deferred tax liability	$(70,026)	$(47,237)
Based on the Company’s historical pattern of taxable income, the Company believes it will produce sufficient income in the future to realize its deferred income tax assets. Management provides a valuation allowance for any net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.
The components of the Company’s income tax expense from continuing operations, less noncontrolling interest, for the twelve months ended December 31, were as follows (amounts in thousands):

	2021	2020	2019
Current:
Federal	$10,746	$37,253	$4,678
State	4,220	12,232	3,528
	14,966	49,485	8,206
Deferred:
Federal	17,699	(10,800)	14,549
State	5,022	(2,642)	3,852
	22,721	(13,442)	18,401
Total income tax expense	$37,687	$36,043	$26,607

A reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate for income taxes for each of the twelve months ended December 31, were as follows:

	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.8	5.2	4.8
Nondeductible expenses	1.4	1.9	1.8
Uncertain tax position	0.1	1.5	(0.9)
Cares Act Enactment	—	(2.9)	—
Excess tax benefit	(1.5)	(1.7)	(2.5)

Credits and other	(1.2)	(0.6)	(2.5)%
Effective tax rate	24.6%	24.4%	21.7%

The Company is subject to both federal tax and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2012.
As of December 31, 2021, the Company has gross U.S. operating loss carry forwards of $5.5 million that are available to reduce future taxable income. If not used to offset taxable income, a portion of these losses will expire between 2032 and 2034. Losses generated in years ending after December 31, 2017 have an unlimited carryforward under the Tax Cut and Jobs Act ("2017 Tax Act"). Due to U.S. limitations on acquired operating losses, a valuation allowance has been established on $1.6 million of these losses.
Gross state operating loss carryforwards totaling $82.3 million at December 31, 2021 are being carried forward in jurisdictions where the Company is permitted to use tax losses from prior periods to reduce future taxable income. If not used to offset future taxable income, these losses will expire between 2022 and 2041. Due to uncertainty regarding the Company's ability to use some of the carryforwards, a valuation allowance has been established on $49.1 million of state net operating loss carryforwards. Based on the Company's historical record of producing taxable income and expectations for the future, the Company has concluded that future operating income will be sufficient to give rise to taxable income sufficient to utilize the remaining state net operating loss carryforwards.
The effective tax rate for the twelve months ended December 31, 2021 benefited from $2.4 million of excess tax benefits associated with stock-based compensation arrangements. For the twelve months ended December 31, 2020, the effective tax rate benefited from $2.4 million of excess tax benefits associated with stock-based compensation arrangements and $2.2 million ($4.3 million and $2.1 million, as further described below) associated with increased tax benefits associated with the CARES Act.
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
US GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized. The Company's unrecognized tax benefits would affect the tax rate, if recognized. The Company includes the full amount of unrecognized tax benefits in noncurrent income taxes payable in the consolidated balance sheets. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months; however, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. The impact of the CARES Act increased unrecognized tax benefits by $2.1 million, which also had an impact on the Company's effective tax rate for the twelve months ended December 31, 2020. The impact was primarily driven by the NOL carryback mentioned above to previously closed years. As of December 31, 2021 and 2020, the Company recognized $7.3 million and $6.2 million, respectively, in unrecognized tax benefits.
A reconciliation of the total amounts of unrecognized tax benefits follows:

Unrecognized tax benefits
As of January 1, 2020	$3,867

Acquired unrecognized tax position	—
Increased (decreased) in unrecognized tax benefits as a result of:
Tax positions taken in the current year	2,391
Lapse of statute of limitations	(55)
As of December 31, 2020	$6,203
Increased (decreased) in unrecognized tax benefits as a result of:
Tax positions taken in the current year	1,244
Lapse of statute of limitations	(127)
As of December 31, 2021	$7,320

6. Debt
Credit Facility
On March 30, 2018, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A., which was effective on April 2, 2018 (the "Credit Agreement"). The Credit Agreement provides a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $500.0 million, which includes an additional $200.0 million accordion expansion feature, and a letter of credit sub-limit equal to $50.0 million. The expiration date of the Credit Agreement was March 20, 2023. On August 3, 2021, the Company entered into an Amended and Restated Senior Credit Facility (the "2021 Amended Credit Agreement"), which amends and restates in its entirety the Credit Agreement. The 2021 Amended Credit Agreement provided a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $800.0 million, which included an additional $500.0 million accordion expansion, and a letter of credit sub-limit equal to $75.0 million. On December 31, 2021, the aggregate commitment was increased to a maximum borrowing limit of $1.0 billion, with an additional $300.0 million accordion expansion. The expiration date of the 2021 Amended Credit Agreement is August 3, 2026.
The Company's obligations under the 2021 Amended Credit Agreement are secured by substantially all of the assets of the Company and its wholly-owned subsidiaries (subject to customary exclusions), which assets include the Company's equity ownership of its wholly-owned subsidiaries and its equity ownership in joint venture entities. The Company's wholly-owned subsidiaries also guarantee the obligations of the Company under the 2021 Amended Credit Agreement.
Revolving loans under the 2021 Amended Credit Agreement bear interest at, as selected by the Company, either a (i) the prevailing London Interbank Offered Rate ("LIBOR") (with interest periods of one, three, or six months at the Company's option) plus a spread of 1.25% to 2.00% based on the Company's quarterly consolidated Leverage Ratio or (ii) the prevailing prime or base rate plus a spread of 0.25% to 1.00% based on the Company's quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.15% to 0.30% per annum depending upon the Company's quarterly consolidated Leverage Ratio. The Base Rate at December 31, 2021 was 3.75% and the Eurodollar Rate was 1.63%. As of December 31, 2021, the effective interest rate on outstanding borrowings under the 2021 Amended Credit Agreement was 1.81%.

On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease the publication of LIBOR settings for 1-month, 3-month, 6-month, and 12-month LIBOR borrowings immediately on June 30, 2023. JPMorgan Chase Bank, N.A will transition our 2021 Amended Credit Agreement to an alternate rate to CME Term SOFR Reference Rate ("SOFR"), which is administered by CME Group Benchmark Administration Ltd ("CME"). Due to the differences observed between LIBOR rates and SOFR published rates, JPMorgan Chase Bank, N.A. will use a credit spread adjustment ("CSA") in order to minimize value transfer and leave the existing margin applicable to our 2021 Amended Credit Agreement. The CSA used by JPMorgan Chase Bank, N.A. is based on the average of the differences between LIBOR and SOFR over a 12-month period and will be added to SOFR.
As of December 31, 2021 the Company had $661.2 million drawn and letters of credit in the amount of $24.3 million outstanding under the credit facility. At December 31, 2020, the Company had $20.0 million drawn and letters of credit in the amount of $25.4 million outstanding under the credit facility.
Under the terms of the 2021 Amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The 2021 Amended Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with its debt covenants under the 2021 Amended Credit Agreement at December 31, 2021.
The scheduled principal payments on long-term debt for each of the five years subsequent to December 31, 2021 is as follows (amounts in thousands):

Year	Principal payment amount
2022	$—
2023	—
2024	—
2025	—
2026	661
Total	$661
7. Stockholders’ Equity
Equity Based Awards
The 2018 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The total number of shares of the Company's common stock originally reserved were 2,210,544 shares of our common stock and a total of 1,746,779 shares are currently available for issuance. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
The Company issues stock-based compensation to employees in the form of nonvested stock, which is an award of common stock subject to certain restrictions. The awards, which the Company calls nonvested shares, generally vest over five years, conditioned on continued employment for the full incentive period. Compensation expense for the nonvested stock is recognized for the awards that are expected to vest. The expense is based on the fair value of the awards on the grant date recognized on a straight-line basis over the requisite service period, which generally relates to the vesting period. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods if actual forfeitures differ to ensure that total compensation expense recognized is at least equal to the value of vested awards. The Company applies the same guidance to nonemployee share-based awards.
During 2021, employees and a consultant were granted 109,985 and 5,735, respectively, of nonvested shares of common stock. During 2020, employees and a consultant were granted 114,680 and 10,890, respectively. During 2019, 163,250 nonvested shares were granted to employees. All shares granted were granted pursuant to the 2018 Incentive Plan. The shares will vest over a period of five years, conditioned on continued employment and in accordance with the consulting agreement.
During 2021, 2020 and 2019, respectively, the Company granted 7,200, 9,900 and 17,880 nonvested shares of stock to the independent directors. The shares vest 100% on the one year anniversary date. During 2021, the Company granted 3,500 nonvested shares of common stock to the Company's Lead Director, which shares vest one-third at the date of grant and one-third on each of the first two anniversaries of the grant date. During 2020, one retired director was granted 775 nonvested shares of common stock, which vest 100% at the grant date. Shares granted to directors were pursuant to the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan.
The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of nonvested shares granted during the years ended December 31, 2021, 2020 and 2019 were $186.08, $123.89 and $110.56, respectively.
The following table represents the share grants stock activity for the year ended December 31, 2021:

Nonvested stock	Options

	Number of Shares	Weighted average grant date fair value	Number of Shares	Weighted average grant date fair value
Share grants outstanding at December 31, 2020	469,631	$89.69	74,235	$42.07
Granted	126,420	186.08	—	—
Vested or exercised	(180,235)	186.86	—	—
Share grants outstanding at December 31, 2021	415,816	$122.40	74,235	$42.07

As of December 31 2021, there was $37.3 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 2.90 years. The total fair value of shares vested in the year ended 2021, 2020 and 2019 were $14.1 million, $12.2 million, and $9.4 million, respectively. The Company recorded $15.9 million, $14.3 million and $9.6 million in compensation expense related to non-vested stock grants in the years ended December 31, 2021, 2020 and 2019, respectively.
Aggregate intrinsic value for options represents the estimated value of the Company's common stock at the end of the period in excess of the weighted average exercise price multiplied by the number of options exercisable. The aggregate intrinsic value of options outstanding at December 31, 2021 was $7.4 million. The following table summarizes information about stock options outstanding and exercisable at December 31, 2021:

Range of Exercise Price	Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
$0.00 - $30.00	15,737	2.05	$26.11
$30.01 - $40.00	20,609	4.18	$39.38
Over $40.00	37,889	5.16	$47.74
	74,235	4.00	$42.07
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
On June 20, 2013, the Amended and Restated Employee Stock Purchase Plan was approved by the Company’s stockholders. As a result of the amendment, the Employee Stock Purchase Plan was modified as follows:
•An additional 250,000 shares of common stock were authorized for issuance over the term of the Employee Stock Purchase Plan.
•The term of the Employee Stock Purchase Plan was extended from January 1, 2016 to January 1, 2023.
 The following table represents the shares issued during 2021, 2020, and 2019, under the Employee Stock Purchase Plan:

	Number of Shares	Weighted Average Per Share Price
Shares available as of December 31, 2018	152,344
Shares issued in 2019	19,895	$103.84
Shares issued in 2020	14,313	$152.10
Shares issued in 2021	13,792	$186.20
Shares available as of December 31, 2021	104,344
Treasury Stock
In conjunction with the vesting of the nonvested shares of stock or exercise of options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. The Company redeemed 63,028, 78,767 and 107,461 shares of common stock related to these tax obligations during the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, 1,556 shares were forfeited for terminated employees. Such shares are held in treasury stock and are available for reissuance by the Company.
Stock Repurchase

On December 6, 2021, the Company's Board of Directors approved a share repurchase program authorizing repurchases up to $250.0 million of the Company's common stock. The Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act or by any combination of such methods, in each case subject to compliance with all SEC rules and other legal requirements. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, the market price of our stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization, and the program may be suspended or discontinued at any time.
The Company uses the cost method to account for the repurchase of common stock. During the twelve months ended December 31, 2021, the Company repurchased 634,869 shares from the open market under its Stock Repurchase plan at an aggregate cost of $83.7 million. The remaining dollar value of shares authorized to be purchased under the Stock Repurchase plan was $166.3 million at December 31, 2021.

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
The Company recognizes operating lease right of use assets and operating lease payable based on the present value of the future minimum lease payments at the lease commencement date. The Company's leases do not provide implicit rates. Therefore, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. As of December 31, 2021, the weighted-average remaining lease term was 3.85 years and weighted-average discount rate was 4.22%. As of December 31, 2020, the weighted-average remaining lease term was 4.15 years and weighted-average discount rate was 4.51%.
The following table summarizes the operating lease right of use assets and related lease payables in the consolidated balance sheets at December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021	December 31, 2020
Operating lease right of use asset	$113,399	$100,046
Current operating lease payable	$37,630	$32,676
Long-term operating lease payable	$78,688	$70,275

The components of lease costs for operating leases for the years ended December 31, 2021, 2020 and 2019 were as follows: (amounts in thousands):

	2021	2020	2019
Operating lease cost	$51,080	$47,288	$45,595
Short-term lease cost	3,480	4,273	3,243
Variable lease cost	4,013	4,187	3,879
Total lease costs	$58,573	$55,748	$52,717

Maturities of operating lease payables as of December 31, 2021 were as follows (amounts in thousands):

Year	Total
2022	$41,605
2023	32,035
2024	22,660
2025	15,485
Thereafter	14,057
Total future minimum lease payments	125,842
Less: Imputed interest	(9,524)
Total	$116,318

9. Employee Benefit Plan
Defined Contribution Plan
The Company sponsors a 401(k) plan for all eligible employees. The plan allows participants to contribute up to the IRS 402(g) limits each year, both on a pretax and after tax basis, which was $19,500 in 2021. The plan also allows discretionary Company contributions as determined by the Company’s Board of Directors. Effective January 1, 2006, the Company implemented a discretionary match of up to two percent of participating employee contributions. The employer contribution will vest 25% in an employee's account for each year of service with the Company and 25% each additional year until it is fully vested in year four. Contribution expense to the Company was $12.6 million, $11.9 million and $12.2 million in the years ended December 31, 2021, 2020 and 2019, respectively.
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
The following tables summarize the Company’s segment information for the twelve months ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	Year Ended December 31, 2021
	Home Health	Hospice	Home and Community-Based	Facility-Based	HCI	Total
Net service revenue	$1,551,542	$311,218	$189,561	$132,098	$35,203	$2,219,622
Cost of service revenue (excluding depreciation and amortization)	901,685	194,895	137,852	89,270	12,907	1,336,609
General and administrative expenses	501,132	89,693	46,724	45,304	13,582	696,435
Impairment of intangibles and other	937	—	—	—	—	937
Operating income (loss)	147,788	26,630	4,985	(2,476)	8,714	185,641
Interest expense	(3,103)	(529)	(413)	(208)	(85)	(4,338)
Income (loss) before income taxes and noncontrolling interests	144,685	26,101	4,572	(2,684)	8,629	181,303
Income tax expense (benefit)	30,089	5,344	1,069	(919)	2,104	37,687
Net income (loss)	114,596	20,757	3,503	(1,765)	6,525	143,616
Less net income (loss) attributable to noncontrolling interests	22,060	4,297	467	1,105	(41)	27,888
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$92,536	$16,460	$3,036	$(2,870)	$6,566	$115,728
Total assets	$1,719,403	$786,671	$239,314	$85,005	$65,228	$2,895,621

	Year Ended December 31, 2020
	Home Health	Hospice	Home and Community-Based	Facility-Based	HCI	Total
Net service revenue	$1,463,779	$243,806	$194,584	$128,578	$32,457	$2,063,204

Cost of service revenue (excluding depreciation and amortization)	848,663	150,675	150,378	85,827	14,860	1,250,403
General and administrative expenses	464,568	66,454	45,443	43,435	12,947	632,847
Impairment of intangibles and other	1,249	600	—	—	—	1,849
Operating income (loss)	149,299	26,077	(1,237)	(684)	4,650	178,105
Interest expense	(2,856)	(469)	(390)	(297)	(117)	(4,129)
Income (loss) before income taxes and noncontrolling interests	146,443	25,608	(1,627)	(981)	4,533	173,976
Income tax expense (benefit)	30,435	4,925	(357)	(185)	1,225	36,043
Net income (loss)	116,008	20,683	(1,270)	(796)	3,308	137,933
Less net income (loss) attributable to noncontrolling interests	20,525	4,822	(171)	1,193	(32)	26,337
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$95,483	$15,861	$(1,099)	$(1,989)	$3,340	$111,596
Total assets	$1,741,044	$301,475	$263,708	$103,401	$73,726	$2,483,354

	Year Ended December 31, 2019
	Home Health	Hospice	Home and Community-Based	Facility-Based	HCI	Total
Net service revenue	$1,503,393	$226,922	$208,455	$111,809	$29,662	$2,080,241
Cost of service revenue (excluding depreciation and amortization)	939,035	140,177	157,817	73,274	14,584	1,324,887
General and administrative expenses	437,276	61,190	44,025	38,358	15,157	596,006
Impairment of intangibles and other	7,443	291	—	—	—	7,734
Operating income (loss)	119,639	25,264	6,613	177	(79)	151,614
Interest expense	(7,762)	(1,269)	(1,112)	(678)	(334)	(11,155)
Income (loss) before income taxes and noncontrolling interests	111,877	23,995	5,501	(501)	(413)	140,459
Income tax expense (benefit)	21,147	4,353	1,394	(204)	(83)	26,607
Net income (loss)	90,730	19,642	4,107	(297)	(330)	113,852
Less net income (loss) attributable to noncontrolling interests	14,651	3,979	(906)	435	(33)	18,126
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$76,079	$15,663	$5,013	$(732)	$(297)	$95,726
Total assets	$1,486,012	$244,105	$249,524	$91,337	$69,317	$2,140,295

12. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable, accrued liabilities, and operating lease right of use assets and liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the year ended December 31, 2021, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximates current rates.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LHC GROUP, INC.

February 24, 2022	/s/ KEITH G. MYERS
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

Signature	Title	Date

/s/ KEITH G. MYERS Keith G. Myers	Chief Executive Officer and Chairman of the Board of Directors	February 24, 2022

/s/ DALE G. MACKEL Dale G. Mackel	Chief Financial Officer, Principal Accounting Officer	February 24, 2022

/s/ KIMBERLY S. SEYMOUR Kimberly S. Seymour	Senior Vice President of Accounting, Chief Accounting Officer	February 24, 2022

/s/ MONICA F. AZARE Monica F. Azare	Director	February 24, 2022

/s/ TERI G. FONTENOT Teri G. Fontenot	Director	February 24, 2022

/s/ JONATHAN D. GOLDBERG Jonathan D. Goldberg	Director	February 24, 2022

/s/ CLIFFORD S. HOLTZ Clifford S. Holtz	Director	February 24, 2022

/s/ JOHN L. INDEST John L. Indest	Director	February 24, 2022

/s/ RONALD T. NIXON Ronald T. Nixon	Director	February 24, 2022

/s/ W. EARL REED, III W. Earl Reed, III	Director	February 24, 2022

/s/ BRENT TURNER Brent Turner	Director	February 24, 2022

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
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

10.3+
Amendment to LHC Group, Inc. Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, effective January 20, 2015. (previously filed as Exhibit 10.1 to LHC Group's Form 10-Q filed on May 7, 2015).

10.4+	LHC Group, Inc. 2005 Long-Term Incentive Plan (previously filed as Exhibit 10.4 to LHC Group's Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.5+	LHC Group, Inc. 2010 Long-Term Incentive Plan (previously filed as Exhibit 10.1 to LHC Group’s Form 10-Q for the quarterly period ended June 30, 2010, filed on August 6, 2010).

10.6+	LHC Group, Inc. 2018 Incentive Plan (previously filed as Appendix A of the Company's Definitive Proxy Statement on Schedule 14A filed on April 27, 2018).

10.7+	Form of Indemnity Agreement between LHC Group and directors and certain officers (previously filed as Exhibit 10.10 to LHC Group's the Form S-1/A (File No. 333-120792) filed on February 14, 2005).

10.8+	LHC Group, Inc. 2006 Employee Stock Purchase Plan (previously filed as Exhibit 99.2 to LHC Group’s Form 8-K filed on June 16, 2006).

10.9+
Amended and Restated Senior Secured Credit Facility, dated August 3, 2021, among LHC Group, Inc., the Lenders Party Thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (previously filed as Exhibit 10.1 to LHC Group's Form 8-K filed on August 3, 2021).

10.10+	Amended and Restated Employment Agreement between Keith G. Myers and LHC Group, Inc. dated April 1, 2017 (previously filed as Exhibit 10.1 to LHC Group's Form 8-K filed April 5, 2017).

10.11+	Amended and Restated Employment Agreement between Joshua L. Proffitt and LHC Group, Inc. dated October 7, 2019 (previously filed as Exhibit 10.1 to LHC Group's Form 10-Q filed November 7, 2019).

10.12+	Amended and Restated Employment Agreement between Bruce D. Greenstein and LHC Group, Inc. dated July 1, 2021 (previously filed as Exhibit 10.1 to LHC Group's Form 10-Q filed August 5, 2021).

10.13+	Employment Agreement between Nicholas Gachassin, III and LHC Group, Inc. dated January 2, 2019 (previously filed as Exhibit 10.12 to LHC Group's Form 10-K filed February 28, 2019).

10.14+	Employment Agreement between Dale Mackel and LHC Group, Inc. dated November 2, 2020 (previously filed as Exhibit 10.12 to LHC Group's Form 10-K filed February 26, 2021).

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dale Mackel, Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
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