Form 10-K/A
period 2021-12-31
LHC Group, Inc
filed 2022-04-27
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6.1 billion based on the closing sale price as reported on the NASDAQ Global Select Market. For purposes of this determination shares beneficially owned by officers, directors, and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.
There were 31,682,604 shares of common stock, $0.01 par value, outstanding as of February 21, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name:     KPMG LLP            Auditor Location:    Dallas, Texas            Audit Firm ID:    185

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 originally filed on February 24, 2022 (the “Original Filing”) by LHC Group, Inc., a Delaware corporation (the “Company”). The Company is filing this Amendment to present the information required by Part III of Form 10-K as the Company will not file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2021.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3,4, and 5 of the certifications have been omitted.

On March 28, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UnitedHealth Group Incorporated (“Parent”) and Lightning Merger Sub Inc., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The respective boards of directors of the Company and Parent have unanimously approved the Merger Agreement. The transaction is expected to occur during the second half of 2022.

Except as described above or as expressly noted in this Amendment, no other changes have been made to the Original Filing and this Amendment does not reflect events occurring after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

LHC GROUP, INC.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth below certain information with respect to the Company’s board of directors, as of April 22, 2022:

Name	Position (s)	Age	Director Since	Current Term Expires
Monica F. Azare	Director	55	2007	2022
Teri G. Fontenot	Director	68	2019	2022
Jonathan Goldberg	Director	70	2018	2023
Clifford S. Holtz	Lead Independent Director	63	2018	2023
John L. Indest	Director	70	2000	2022
Keith G. Myers	Director, Chairman, Chief Executive Officer	63	1994	2024
Ronald T. Nixon	Director	66	2001	2024
W. Earl Reed, III	Director	70	2018	2024
Brent Turner	Director	56	2014	2023

The following information describes the business experience for each of the Company’s board of directors:

Monica F. Azare has served as a director since November 2007. Ms. Azare is currently Vice President, and Deputy General Counsel for Video Franchising, and served as Senior Vice President of Corporate Internal Communications, for Verizon Communications Inc. Ms. Azare also served as President, New York Region - Public Policy and Government Affairs for Verizon Communications Inc. from 2006 to 2008, and before that she served as Executive Director and Senior Counsel of Federal Affairs for Verizon Wireless from 2000 to 2006. Ms. Azare’s distinguished career also includes service as Vice President, Federal Affairs for Insight Communications Company, Inc. in New York and Chief Counsel to House Energy and Commerce Committee Chairman Billy Tauzin.

Ms. Azare is a member of the Federal Communications Bar Association, Louisiana State Bar Association and the Corporate Counsel Women of Color, Association of Corporate Counsel. She currently serves on several Boards of Directors, including the New York City Partnership Foundation, Inc. and the Louisiana State University College Advisory Board. Ms. Azare is also a member of the Executive Leadership Council. Ms. Azare was named to WomenInc. Magazine's "2019 Most Influential Corporate Board Directors."

We believe that Ms. Azare’s extensive experience in governmental affairs, combined with her executive leadership roles provides our Board of Directors with significant experience and insight into legislative and regulatory matters as well as communication with stockholders, employees, and other constituents.

Teri G. Fontenot was appointed as a director in 2019. In March 2019, Ms. Fontenot retired from Woman's Hospital, a tax-exempt health system located in Baton Rouge, Louisiana, after serving as its President and Chief Executive Officer since 1996. Prior to 1996, Ms. Fontenot served as the Chief Financial Officer and

Executive Vice President of Woman's Hospital. Mrs. Fontenot also served as Chief Financial Officer of three other hospitals located in Louisiana and Florida prior to joining Woman's Hospital.

Ms. Fontenot also has served on numerous boards at a local, state and national level, including the Board of Directors of the American Hospital Association, where she served as Chairperson in 2012, and the Sixth District Board of Directors for the Federal Reserve Bank, where she served as Audit Committee Chairperson. Ms. Fontenot currently serves on the Board of Directors of Amerisafe (NASDAQ: AMSF), AMH Healthcare Services (NYSE: AMN), and the Baton Rouge Water Company (a privately held company). On each of these boards, she has served as a member of the Audit Committee. She also serves on the Board of Directors for Pelitas, Dynamic Infusion Therapy, Orlando Health Inc., and the Hospice Promise Foundation (not-for-profit). She was a member of the Board of Directors of Landauer (a formerly publicly-held company) until its sale in October 2017, and the Louisiana Hospital Association Insurance Funds, where she served as Chairperson for over ten years.

Ms. Fontenot is a Certified Public Accountant (inactive) and is a Fellow of the American College of Healthcare Executives and presents frequently on women's health and leadership topics. Ms. Fontenot was named to WomenInc. Magazine's "2019 Most Influential Corporate Board Directors."

We believe Ms. Fontenot's extensive experience as a healthcare executive provides a significant addition to our Board of Directors and company.

Jonathan D. Goldberg has served as a director since the effectiveness of our merger with Almost Family in April 2018 (the "Merger"). Formerly, Mr. Goldberg served as a director of Almost Family since 1997 through the Merger. Mr. Goldberg is the managing partner of the law firm of Goldberg and Simpson in Louisville, Kentucky, and has served in that capacity since 1991. Mr. Goldberg is also the past chairman of the Louisville Visual Arts Association and the Louisville Theatrical Association, and is a member of the board of directors of the Greater Louisville Fund for the Arts and a trustee of the Jewish Hospital Heritage Fund for Excellence, a foundation whose purpose is to fund medical research and support the Jewish community of Kentucky.

We believe that Mr. Goldberg’s legal background brings a different perspective to the Board and that his expertise in labor, employment and business law provides the Board important regulatory and governance experience.

Clifford S. Holtz has served as a director since the effectiveness of the Merger. Formerly, Mr. Holtz served as a director of Almost Family since November 2017 through the Merger. Mr. Holtz has served as the Chief Operating Officer of the American Red Cross since July 2017, and has been instrumental in that organization’s growth and development, having served in a number of roles since 2011, including as President of Humanitarian Services. Before employment at the American Red Cross, Mr. Holtz enjoyed a long and successful business career in key roles at AT&T, Nortel Networks and Qwest Communications.

We believe that Mr. Holtz’s experience with the American Red Cross provides the Board with unique expertise and insight into regulatory affairs gained from his leadership roles with one of the country’s largest and most recognizable non-profits.

John L. Indest has served as a director since June 2000 and as a consultant to the company since September 1, 2011. Mr. Indest previously served as Special Advisor to the Chief Executive Officer, a position he held from August 2009 to August 2011, as our President from September 2007 to August 2009, and as our Chief Operating Officer from 2005 to June 2009. Prior to that, he served as one of our Executive Vice Presidents and as our Senior Vice President and Chief Operating Officer of Home-Based Services, beginning in May

2001. From November 1998 to May 2001, Mr. Indest served as our Vice President. Prior to joining us in November 1998, Mr. Indest served as President, Chief Executive Officer, and co-owner of Homebound Care, Inc., a regional home health provider.

Mr. Indest has testified before the Subcommittee on Health of the U.S. House of Representatives’ Ways and Means Committee and was Co-Chairman of the Louisiana Task Force on Ethics, overseeing compliance issues applicable to home health and hospice in the State of Louisiana. He formerly served on the Board of Directors of the National Association for Home Care & Hospice. Mr. Indest is also a registered nurse. We believe that Mr. Indest’s experience as a registered nurse, combined with his extensive experience in home health operations, contributes greatly to our board’s composition and to the company’s leadership role within the home care industry.

Keith G. Myers is our co-founder and has served as our Chairman of the Board and Chief Executive Officer (or similar positions in our predecessors) since 1994. Mr. Myers served as our President from 1994 to 1997, and again assumed the role as President from August 2009 to November 2010. Prior to founding the company, Mr. Myers founded, co-owned and operated Louisiana Premium Seafoods, Inc., an international food processing, procurement, and distribution company. Mr. Myers serves on the board of directors of the National Association for Home Care and Hospice, representing Region VI. He is co-founder and past chairman of the board of the Partnership for Quality Home Healthcare and is also a co-founder and director of the Alliance for Home Health Quality and Innovation. Mr. Myers served as chair of the research working group of the Alliance for Home Health Quality and Innovation and guided the clinically appropriate and cost-effective placement research conducted by Dobson DaVanzo and Associates.

Mr. Myers has been an active participant in the Home Health Top 100 since 2002 and has participated in the preparation of numerous white papers and presentations to members of both the U.S. Senate and House of Representatives, specifically related to health care reimbursement methodologies.

We believe that Mr. Myers’s extensive experience in the home care industry, combined with his leadership role as our Chief Executive Officer, provides great value to the ability of our Board of Directors to establish and oversee our strategic initiatives.

Ronald T. Nixon has served as a director since July 2001. Mr. Nixon is a founding principal of The Catalyst Group, formed in 1990, which has managed two small business investment companies, one participating preferred SBIC and seven private equity investment funds. Prior to founding The Catalyst Group, Mr. Nixon operated companies in the manufacturing, distribution, and service sectors. Mr. Nixon has served or presently serves on the Board of Directors of numerous private companies, including chairman for the publicly traded company Sanara MedTech, Inc. (“SMTI”).

We believe that Mr. Nixon’s extensive experience with acquisitions and the capital markets contributes greatly to our board’s composition and ability to oversee the company’s strategic growth strategy.

W. Earl Reed, III has served as a director since the effectiveness of the Merger. Formerly, Mr. Reed served as a director of Almost Family since 2000 through the Merger. Mr. Reed is the founder and former chairman of the Board of Springstone, LLC, a private equity sponsored owner operator of psychiatric hospitals and served in that capacity since 2010. He was a board member and chairman of the Audit Committee of Springstone, LLC, until its sale in October 2021. He also is the current chairman of the University of Louisville Foundation and has served in that capacity since 2016. From 1998 to 2010, Mr. Reed served as Chief Executive Officer of The Allegro Group, a healthcare financial advisory firm that advises public and private healthcare organizations including providing interim management services. From August 2005 to

September 2007, Mr. Reed served as Chief Executive Officer and Chairman of the Board of LifeCare Holdings, Inc., a privately owned operator of 18 long-term hospitals.

We believe that Mr. Reed brings extensive leadership, financial, and strategic experience to the Board, particularly in the healthcare industry, which is invaluable to our Audit and Corporate Development Committees.

Brent Turner has served as a director since August 2014. Mr. Turner is currently the Chief Executive Officer of Summit BHC, a leading provider of behavioral health services. From 2011 to 2019, Mr. Turner served as President of Acadia Healthcare Company, Inc., one of the country's leading providers of inpatient behavioral healthcare. He previously served as the Executive Vice President, Finance and Administration of Psychiatric Solutions, Inc. from 2005 to 2010 and as the Vice President, Treasurer, and Investor Relations of Psychiatric Solutions from 2003 to 2005. From 1996 until 2001, Mr. Turner was employed by Corrections Corporation of America, a private prison operator, serving as Treasurer from 1998 to 2001. Mr. Turner also currently serves on the Board of Directors of Surgery Partners, Inc. (NASDAQ: SRGY) and previously served on the Board of Trustees for the National Association for Behavioral Health and served as its Chairman in 2018 and 2009.

We believe that Mr. Turner's extensive experience as a healthcare executive provides a significant addition to our Board of Directors and company.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the Company’s executive officers, as of April 22, 2022:

Name	Position(s)	Age	Executive Officer Since	Current Term Expires
Keith G. Myers	Director, Chairman, Chief Executive Officer	63	1994	2023
Joshua L. Proffitt	President, Chief Operating Officer	44	2012	2022
Dale G. Mackel	Executive Vice President, Chief Financial Officer and Treasurer	58	2020	2023
Bruce Greenstein	Executive Vice President, Chief Strategy and Innovation Officer	54	2018	2024
Nicholas Gachassin, III	Executive Vice President, General Counsel	55	2019	2023

The following information describes the business experience for each of the Company’s executive officers:

Keith G. Myers has served as our Chief Executive Officer (or similar position in our predecessors) since 1994. Please refer to the biography of Mr. Myers provided under the heading “Information Regarding Continuing Directors” above.

Joshua L. Proffitt has served as our President since 2020. In addition to providing executive, operational, and financial leadership, Mr. Proffitt oversees the company's corporate development growth efforts through acquisitions and new strategic partnership initiatives with hospitals and health systems. Mr. Proffitt joined the company in 2008, and during his tenure with the company has served as Vice President, Assistant General Counsel, and Director of Mergers and Acquisitions from 2008 to 2009, and then Senior Vice President and Chief Compliance Officer from 2009 to 2012, Executive Vice President, Corporate Development, and General Counsel from 2012 to 2016, and Chief Financial Officer and Treasurer from 2016 to 2020. Prior to joining us, Mr. Proffitt was a member of the corporate healthcare practice group with the law firm of Alston & Bird, LLP in Atlanta, where he focused on corporate governance, mergers and acquisitions, joint ventures, healthcare law, securities law, and general corporate matters for both public and private entities with an emphasis on the healthcare industry. Mr. Proffitt is a member of the Health Care Compliance Association, is certified in healthcare compliance, and is admitted to practice law in the State of Georgia. He received a bachelor’s degree in accounting, summa cum laude, from the University of Kentucky and graduated as a member of the Order of the Coif from the University of Kentucky College of Law.

Dale G. Mackel joined the company in November 2020 as our Executive Vice President, Chief Financial Officer and Treasurer. Prior to Mr. Mackel joining the company, he served as Executive Vice President, Finance and Administration and Chief Financial Officer for BlueCross BlueShield of Nebraska from 2016 to 2020. Prior to BlueCross BlueShield of Nebraska, Mr. Mackel was the market president for Nebraska, Iowa, North Dakota and South Dakota for Aetna from 2013 to 2016 where he was accountable for all strategic, operational and financial aspects, and Chief Operating Officer and Chief Financial Officer of managed care company Coventry Health Care of Nebraska, Iowa, and South Dakota from 2008 to 2013. Prior to his managed care career, he spent 22 years with Motorola. Mr. Mackel has an MBA from the University of Iowa, a bachelor's degree in finance from the University of Nebraska at Kearney and is a Certified Healthcare Financial Professional.

Bruce D. Greenstein joined the company in June 2018. As Executive Vice President and Chief Strategy and Innovation Officer, he leads the company's value-based contracting, ACO management company, and alternative payment and delivery model strategies. Mr. Greenstein previously served as Chief Technology Officer (CTO) for the U.S. Department of Health and Human Services (HHS) in Washington, D.C. from 2017 to 2018. He has an extensive healthcare industry background in both government and the private sector, having served as President-West for New York-based Quartet Health from 2016 to 2017, CEO of Blend Health Insights from 2013 to 2016, and as managing director of Worldwide Health for Microsoft from 2006 to 2010. Mr. Greenstein was a cabinet member in Louisiana, serving as secretary of the Department of Health and Hospitals from 2010 to 2013. He also previously ran Medicaid-managed care and waivers and demonstrations at the Centers for Medicare & Medicaid Services (CMS) from 2003 to 2005.

Nicholas Gachassin, III joined LHC Group in January 2019 as Executive Vice President and General Counsel. Prior to joining the company, Mr. Gachassin served as the managing partner of Gachassin Law Firm from 2004 to 2019, an established Louisiana firm dedicated to representing healthcare providers and healthcare businesses. As general counsel, he is responsible for managing the company's in-house legal department, overseeing the work of outside counsel, and providing timely and effective legal advice on day-to-day operations, company strategy, and corporate development. Mr. Gachassin is licensed to practice in Louisiana and Mississippi and is a member of several healthcare organizations, including the American Health Lawyers Association, the American College of Healthcare Executives, and the Louisiana Association of Hospital Attorneys. Mr. Gachassin is a graduate of St. Stanislaus College, Tulane University, Loyola University New Orleans College of Law (JD, with Honors), and Loyola University Chicago School of Law (LL.M - Health Care).

CORPORATE GOVERNANCE

Board Leadership Structure; Succession Planning
Our Board of Directors currently combines the role of Chairman of the Board with the role of Chief Executive Officer. We have also established a Lead Director position held by an independent director to further strengthen our governance structure. We believe this structure provides an efficient and effective leadership model for the company. Combining the Chairman of the Board and Chief Executive Officer roles fosters clear accountability, effective decision-making, and alignment on corporate strategy, while appointing a Lead Director ensures that an independent director serves in a board leadership position, allowing our independent directors to effectively oversee company management and key issues related to strategy, risk, and integrity. To further assure effective independent oversight, we have adopted a number of governance practices, including:
•    executive sessions of our independent directors after every board meeting, and
•    annual performance evaluations of the Chairman of the Board and Chief Executive Officer by our independent directors.
Mr. Clifford S. Holtz, who joined the board in 2018, became the company's lead independent director following the 2021 Annual Meeting. The Lead Director’s duties include preparing and reviewing agendas and minutes of committee meetings and pertinent board issues and presiding at regularly scheduled executive sessions and other meetings of our independent directors.
We recognize that no single leadership model is right for all companies and that, depending on the circumstances, other leadership models, such as one providing for a separate independent Chairman of the Board, might be appropriate. Accordingly, our Board of Directors periodically reviews our leadership structure. Based on that review, our Board of Directors believes that our leadership model best serves the company and its stockholders.
A key responsibility of the Chief Executive Officer and our Board of Directors is ensuring that an effective process is in place to provide continuity of leadership over the long term at all levels in the company. Each year, succession-planning reviews are held at every significant organizational level of the company. During this review, the Chief Executive Officer and the members of the Nominating and Corporate Governance Committee discuss future candidates for senior leadership positions, succession timing for those positions, and development plans for the highest-potential candidates. This process ensures continuity of leadership over the long term, and it forms the basis on which the company makes ongoing leadership assignments. It is a key success factor in managing the long-term planning and investment lead times of our business.
In addition, the Chief Executive Officer maintains in place at all times, and reviews with the Nominating and Corporate Governance Committee periodically, a confidential plan for the timely and efficient transfer of his responsibilities in the event of an emergency or his sudden incapacitation or departure.
Risk Oversight
Our enterprise risk management is an overarching ongoing governance process for identifying, ranking, and managing the risks of our business. Top risks that have been identified through this process are managed by the executive team and assigned to the senior managers responsible for coordinating the monitoring, reporting, and risk mitigation activities associated with such risks, which may be financial, operational, or strategic in nature. Senior managers periodically provide detailed reports to our Board of Directors or its committees. Accountability to a committee of our Board of Directors is based on the nature of the risk and the applicable responsibilities of the committee. For all other risks not applicable to a committee, accountability is with our Board of Directors. For example, financial related risks are reviewed by the Audit Committee, governance related risks are reviewed by our Nominating and Corporate Governance Committee, and strategic risks are reviewed by our full Board of Directors.
Our Board of Directors has delegated to the Compensation Committee the responsibility of assessing the risks associated with our compensation practices and policies for employees, including a consideration of the counterbalance of risk-taking incentives and risk-mitigating factors in our practices and policies. Based on the results of the Compensation Committee’s risk assessment, management has concluded that our current compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. Our management also believes that our incentive compensation arrangements do not encourage risk-taking beyond our organization’s ability to effectively identify and manage significant risks, are compatible with effective internal controls and our risk management practices, and are supported by the oversight and administration of the Compensation Committee with regard to executive compensation programs.
Information security is a significant operational risk that may lead not only to financial loss and regulatory penalty, but may also negatively affect the reputation of and confidence in the company. We continue to enhance our information security programs and capabilities to identify and mitigate threats to the confidentiality, availability, and integrity of our information systems. Our Board of Directors has delegated to the Audit Committee the responsibility of assessing the risks associated with our information systems. Our Audit Committee is actively engaged in the oversight of the company’s information security risk management and cybersecurity programs. The Audit Committee receives regular updates from the company’s Chief Information Officer concerning our information security and cyber risk strategy, cyber defense initiatives, cyber event preparedness, and cybersecurity risk assessments. The Audit Committee also oversees the company’s consultation with outside parties with an expertise in cybersecurity that we engage and retain to review and assess our information security program, and to perform periodic penetration tests against our information networks. Further, the company employs a risk management framework to identify, assess, monitor, and test cyber risk and controls, and performs comprehensive due diligence and ongoing oversight of third-party relationships, including vendors. Our information security program employs a wide variety of technologies that are intended to secure our operations and proprietary information. This in-depth defense strategy focuses on protecting our networks, systems, data, and facilities from attacks or unauthorized access. We have made and will continue to make ongoing investments in developing and enhancing our security processes and controls and in maintaining our technology infrastructure, including the maintenance of a business continuity and disaster recovery program, which is tested on a regular basis. We also provide regular education and training to our employees and contractors on cybersecurity and the protection of our information systems in order to mitigate risk associated with protection against threats to the confidentiality, availability, and integrity of our information systems.
We have established five committees of our Board of Directors: an Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Clinical Quality Committee, and Corporate Development Committee, each of which is briefly described below. The table below shows the current composition of our Board committees.

Name	Audit	Compensation	Nominating and Corporate Governance	Clinical Quality	Corporate Development
Monica F. Azare		X	X*
Teri G. Fontenot	X*			X	X
Jonathan Goldberg		X*	X	X
Clifford S. Holtz	X	X	X
John L. Indest				X*	X
Keith G. Myers
Ronald T. Nixon				X	X
W. Earl Reed, III	X	X			X
Brent Turner	X				X*

Audit Committee

Effective with the 2021 Annual Meeting, the members of the Audit Committee are Ms. Fontenot and Messrs. Holtz, Reed, and Turner, and Ms. Fontenot serves as the chair of the Audit Committee. We have determined that each member of the Audit Committee is “independent” as defined in Rule 10A-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) and the listing standards of NASDAQ, including rules specifically governing audit committee members. Both Mr. Turner and Ms. Fontenot have been designated by the Board as the Audit Committee financial experts.

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The charter of the Audit Committee is available on our website at www.lhcgroup.com under Investors - Corporate Governance. The Audit Committee performs the following functions, among others:

•    selects our independent registered public accounting firm (whose duty it is to audit the financial statements of the company and its subsidiaries for the fiscal year in which it is appointed) and has the sole authority and responsibility to approve all audit and engagement fees and terms, as well as all permitted non-audit services by our independent auditors;
•    meets with the independent auditors and management of the company to review and discuss the scope of the audit and all significant matters related to the audit;
•    reviews the adequacy and effectiveness of our internal controls regarding accounting and financial matters;
•    reviews the company’s financial statements and discusses them with management and the independent auditors;
•    reviews and discusses with management our earnings reports and press releases, as well as financial information and earnings guidance provided to analysts and rating agencies;
•    reviews and discusses with management our quarterly reports on Form 10-Q and annual reports on Form 10-K;
•    reviews and approves any proposed transaction with any affiliate, in accordance with our written policy with respect to related person transactions;
•    reviews the effectiveness of our compliance program with management;
•    annually reviews and implements the Audit Committee charter and reports to our Board of Directors regarding activities of the Audit Committee; and
•    performs an annual performance evaluation of the Audit Committee.

Additional information regarding the Audit Committee and its processes and procedures for the consideration and approval of related party transactions can be found in the section titled “Certain Relationships and Related Transactions.”
Compensation Committee
Effective with the 2021 Annual Meeting, the members of the Compensation Committee are Ms. Azare and Messrs. Goldberg, Holtz, and Reed, and Mr. Goldberg serves as the chair of the Compensation Committee. We have determined that each of the members of the Compensation Committee is an “independent director” as defined under the listing standards of NASDAQ, including rules specifically governing compensation committee members, and is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act.
The charter of the Compensation Committee is available on our website at www.lhcgroup.com under Investors - Corporate Governance. The Compensation Committee performs the following functions, among others:
•    annually reviews and approves our goals and objectives relevant to the compensation of our Chief Executive Officer and evaluates the performance of our Chief Executive Officer in light of these goals and objectives;
•    annually determines and approves the compensation of our Chief Executive Officer based on such evaluation;
•    annually reviews, evaluates and approves the compensation of our other executive officers;
•    makes recommendations to our Board of Directors regarding our equity-based and incentive compensation plans;
•    annually reviews and implements the Compensation Committee charter and reports to our Board of Directors regarding activities of the Compensation Committee; and
•    performs an annual performance evaluation of the Compensation Committee.
The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it deems appropriate. The Compensation Committee has delegated authority to the Compensation Committee Chair and our Chief Executive Officer to approve incentive awards under our long-term incentive plans to participants who are not subject to Section 16 of the Exchange Act, provided such awards are consistent with the previously approved methodology for determining awards. Additional information regarding the Compensation Committee and its processes and procedures for the consideration and determination of executive compensation can be found in the section titled “Compensation Discussion and Analysis.”
Nominating and Corporate Governance Committee
Effective with the 2021 Annual Meeting, the members of the Nominating and Corporate Governance Committee are Ms. Azare and Messrs. Goldberg and Holtz, and Ms. Azare serves as the chair of the Nominating and Corporate Governance Committee. We have determined that each of the members of the Nominating and Corporate Governance Committee are independent directors under the listing standards of NASDAQ.
The charter of the Nominating and Corporate Governance Committee is available on our website at www.lhcgroup.com under Investors - Corporate Governance. The Nominating and Corporate Governance Committee performs the following functions, among others:
•    recommends to our Board of Directors for its approval proposed nominees for board membership after evaluating each proposed nominee and making a determination as to such proposed nominee’s qualifications to be a board member;

•    evaluates the performance of each existing director before recommending to our Board of Directors his or her nomination for an additional term as a director;
•    annually reviews and implements the Nominating and Corporate Governance Committee charter and reports to our Board of Directors regarding activities of the Nominating and Corporate Governance Committee; and
•    performs an annual performance evaluation of the Nominating and Corporate Governance Committee.
Clinical Quality Committee
Effective with the 2021 Annual Meeting, the members of the Clinical Quality Committee are Ms. Fontenot, and Messrs. Goldberg, Indest, and Nixon, and Mr. Indest serves as the chair of the Clinical Quality Committee.
The charter of the Clinical Quality Committee is available on our website at www.lhcgroup.com under Investors - Corporate Governance. The Clinical Quality Committee performs the following functions, among others:
•    advises our clinical leadership of leading edge strategies, including clinical practices to be evaluated for company adoption;
•    monitors our performance on established internal and external benchmarking regarding clinical performance and outcomes;
•    oversees and evaluates the effectiveness of our performance improvement and quality plans;
•    facilitates the development of industry best-practices based on internal and external data comparisons;
•    fosters enhanced awareness of our clinical performance by our Board of Directors and appropriate external sources;
•    establishes a long-term, strategic clinical vision for the company;
•    makes recommendations to our Board of Directors with respect to our overall quality, safety, and performance improvement initiatives;
•    makes regular reports to the Board of Directors concerning the activities of the Clinical Quality Committee;
•    annually reports to our Board of Directors certain company statistical information as required by The Joint Commission, a healthcare accreditation organization;
•    annually reviews and implements the Clinical Quality Committee charter and reports to our Board of Directors regarding activities of the Clinical Quality Committee; and
•    performs an annual performance evaluation of the Clinical Quality Committee.
Corporate Development Committee
Effective with the 2021 Annual Meeting, the members of the Corporate Development Committee are Ms. Fontenot and Messrs. Indest, Nixon, Reed, and Turner, and Mr. Turner serves as the chair of the Corporate Development Committee.
The charter of the Corporate Development Committee is available on our website at www.lhcgroup.com under Investors - Corporate Governance. The Corporate Development Committee performs the following functions, among others:
•    develops long-term corporate development strategies;
•    works with management to develop acquisition strategies;
•    reviews progress on corporate development strategies;

•    reports evaluations and recommendations relating to corporate development strategies to our Board of Directors;
•    annually reviews and implements the Corporate Development Committee charter and reports to our Board of Directors regarding activities of the Corporate Development Committee; and
•    performs an annual performance evaluation of the Corporate Development Committee.
Director Nominee Evaluation Process
The Nominating and Corporate Governance Committee is responsible for seeking individuals qualified to become board members, conducting appropriate inquiries into the backgrounds and qualifications of possible board nominees, and proposing nominees for board membership to our Board of Directors for its approval. The Nominating and Corporate Governance Committee will consider candidates for board membership suggested by its members and other board members, as well as by management and stockholders.
The Nominating and Corporate Governance Committee seeks to ensure that the composition of our Board of Directors at all times reflects a variety of complementary experiences and backgrounds sufficient to provide sound and prudent guidance with respect to the operations and interests of the company. The Nominating and Corporate Governance Committee will evaluate prospective nominees considering certain factors, including:
•    the commitment of the prospective nominee to represent the long-term interests of our stockholders;
•    the prospective nominee’s standards of character and integrity;
•    the prospective nominee’s financial literacy;
•    the prospective nominee’s ability to dedicate sufficient time, energy, and attention to the diligent performance of his or her duties, including the prospective nominee’s service on other public company boards;
•    the prospective nominee’s independence and absence of any conflicts of interest that would interfere with his or her performance as a director;
•    the extent to which the prospective nominee contributes to the range of talent, skill, and expertise appropriate for our Board of Directors; and
•the prospective nominee's background, gender, and ethnicity.
The Nominating and Corporate Governance Committee strives to ensure that at least one member of our Audit Committee qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S-K, and that a majority of the members of our Board of Directors meet the definition of “independent director” under the listing standards of NASDAQ. The Nominating and Corporate Governance Committee also believes it is appropriate for certain members of management to participate as members of our Board of Directors. Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating and Corporate Governance Committee may also consider such other factors as it deems are in the best interests of the company and our stockholders, such as the current composition of our Board of Directors, the balance of management and independent directors, and the need for specialized expertise.
Annually, the Nominating and Corporate Governance Committee reviews with our full Board of Directors the appropriate experience, skills, and characteristics expected of board members in the context of the current make-up of our Board of Directors. In accordance with our Corporate Governance Guidelines, the Nominating and Corporate Governance Committee’s annual review includes assessing the diversity of our Board of Directors and whether board members possess certain skills, such as an understanding of financial statements and financial reporting systems, an understanding of the healthcare industry, experience in operations, experience in governmental matters, and experience in acquisitions. We view and define diversity in its broadest sense, which includes gender, ethnicity, education, experience, and leadership qualities. If, as a result of such assessment, the Nominating and Corporate Governance Committee determines that adding or replacing a director is advisable, the Nominating and Corporate Governance Committee initiates a search for a suitable candidate to fulfill the board’s needs from a diverse pool of candidates.
The Nominating and Corporate Governance Committee identifies nominees by first evaluating the willingness of the current members of our Board of Directors to continue in service. Current members of our Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, and the Nominating and Corporate Governance Committee balances the value of continuity of service by existing members of our Board of Directors with that of the need for additional skills or experience from new board members. If any member of our Board of Directors does not wish to continue in service, or if the Nominating and Corporate Governance Committee or our full Board of Directors decides not to re-nominate a current board member for re-election, the Nominating and Corporate Governance Committee identifies the desired skills and experience for a new nominee in light of the criteria for board members described above. The Nominating and Corporate Governance Committee considers new candidates for our Board of Directors recommended by current members of our board or members of management. In addition, the Nominating and Corporate Governance Committee may, to the extent it deems appropriate, retain a professional search firm and other advisors to identify potential director nominees. The Nominating and Corporate Governance Committee also considers director candidates recommended by eligible stockholders. The criteria employed by the Nominating and Corporate Governance Committee in evaluating potential nominees do not differ based on whether the candidate is recommended by a stockholder of the company.
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee was, during 2021 or formerly, an officer or employee of the company or had any relationships during 2021 requiring disclosure in this proxy statement under “Certain Relationships and Related Transactions.” During 2021, none of our executive officers served as a member of a Board of Directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving as a member of our Board of Directors or the Compensation Committee.
Code of Business Conduct and Ethics; Corporate Governance Guidelines
In compliance with requirements of both the SEC and the listing standards of NASDAQ, we have adopted a Code of Conduct and Ethics applicable to all of our directors, officers, and employees. Our Code of Conduct and Ethics and our Corporate Governance Guidelines can be found on our website at www.lhcgroup.com under Investors - Corporate Governance. Both are available in print upon request.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section with management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021.
Submitted by the Compensation Committee of the Board of Directors.
Monica F. Azare
Jonathan Goldberg - Chair
Clifford Holtz
W. Earl Reed, III

COMPENSATION DISCUSSION AND ANALYSIS
In this section, we provide an overview and analysis of our executive compensation program and policies, the material compensation decisions we have made under those programs and policies with respect to our named executive officers, and the material factors that the Compensation Committee considered in making those decisions. Immediately following this section, you will find a series of tables containing specific information about the compensation earned or paid in 2021 to the following individuals, whom we refer to, collectively, as our named executive officers for 2021:
•    Keith G. Myers, our Chief Executive Officer;
•    Joshua L. Proffitt, our President and Chief Operating Officer;
•    Dale G. Mackel, our Executive Vice President, Chief Financial Officer and Treasurer;
•    Bruce Greenstein, our Executive Vice President, Chief Strategy and Innovation Officer; and
•Nicholas Gachassin, III, our Executive Vice President, and Chief General Counsel.
Executive Summary
We provide post-acute health care services to patients through our home health agencies, hospice agencies, home and community-based agencies, facility-based (primarily long-term acute hospitals), and healthcare innovations services ("HCI"). As of December 31, 2021, we operated 970 locations in 37 states within the continental United States and the District of Columbia. The majority of our consolidated net service revenue comes from Medicare, and our objective is to become the leading provider of in-home healthcare services in the United States, while also providing a complementary suite of other post-acute healthcare service offerings through our facility-based and HCI segments. For more information about our business, please see “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
The compensation program for our named executive officers is structured to support the achievement of our business objectives, and by design, overall executive compensation will rise or fall in tandem with our performance. We believe that each executive officer has the potential to affect both the short-term and long-term profitability of the company. Therefore, we place considerable importance on creating and implementing our executive compensation program to properly compensate and incentivize our named executive officers. Our executive compensation program emphasizes the creation of stockholder value by focusing on our overall performance and recognizing and rewarding each executive officer’s contributions to our success. Highlights of our program include:
•    High percentage of executive compensation is at-risk or performance-based. At least half or more of the total direct compensation earned by each named executive officer in 2021 (base salary, annual cash incentive award, and time-vesting restricted stock award) was at-risk or performance-based, meaning that it must have been earned on the basis of corporate and individual performance goals (in the case of annual incentive awards) or its future value was contingent upon the future performance of our common stock (in the case of restricted stock). For Mr. Myers, our Chief Executive Officer, approximately 75% of his 2021 total direct compensation was at-risk or performance-based.
•2021 long-term equity incentive awards are based on successful achievement of key performance metrics. The grants of long-term equity incentives to the named executive officers in 2021 were based on the company meeting or exceeding performance expectations relating to key financial and qualitative performance metrics in 2020.
•Compensation clawback policy. We have adopted a compensation clawback policy that allows us to recoup certain compensation paid to our executive officers in the event of a restatement of our financial results.
•Stock ownership guidelines. We have adopted stock ownership guidelines and retention requirements for our executive officers and directors.
•Anti-hedging and anti-pledging policies. Our Insider Trading Policy prohibits hedging and pledging transactions by our executive officers and directors.
•Double-trigger change in control provisions. Following a change in control, each named executive officer would only be entitled to severance benefits and accelerated vesting of equity awards if the executive officer experiences an involuntary termination of employment.
•    No excise tax gross-ups. We do not provide excise tax gross-ups in change of control arrangements.
Our Compensation Philosophy
Our compensation philosophy is to integrate our compensation program with corporate performance by linking a portion of executive officer compensation to the achievement of financial goals that are critical to the success of the company. Our objective is to have a compensation program that will allow us to attract, motivate, and retain qualified executives, reward entrepreneurial thinking, and align the interests of our named executive officers with the interests of our stockholders. In order to further this objective, our compensation program is structured to incorporate certain key principles, which are reflected in various elements of our compensation program, as summarized below:

Compensation Principle	Element of Compensation Program that Reflects Principle
• Our executives should be provided with total compensation opportunities at levels that are competitive for comparable positions at companies with whom we compete for talent.
• Based on review of peer group market data, our executive compensation program is competitive relative to our peer group, with opportunities for our executives to earn compensation that is at or above median levels based on meeting or exceeding key company and individual performance measures.

• A significant portion of executive compensation should be linked to the company’s achievement of performance goals and increased stock value in a way that proportionally rewards higher performance levels.
• Annual bonus awards and long-term equity awards are earned based on company performance, and the value of restricted stock awards is based on our stock value.
• Each of our executive’s interests should be closely aligned with those of our stockholders by making stock-based incentives a core element of our compensation program.	• We grant annual equity awards to our executives in the form of restricted stock based on company and individual executive performance.

How We Determine and Assess Executive Compensation
We believe that the total compensation package available to our executives is fair and competitive, provides enhanced levels of financial reward based on higher levels of performance, and is designed to recognize and reward both short- and long-term performance. As described below, the Compensation Committee determines appropriate elements and levels of compensation for our named executive officers based upon input from our Chief Executive Officer regarding each executive officer other than himself, market data provided by its compensation consultant, analysis of market data and trends, and an analysis of internal pay equity.
Role of Independent Compensation Consultants
To assist in evaluating our compensation practices, the Compensation Committee from time to time retains an independent compensation consultant to provide advice and ongoing recommendations regarding executive compensation practices that are consistent with our business goals and pay philosophy. We believe that this input and advice produces more informed decision-making and assures that an objective perspective is considered in this important governance process. The Compensation Committee has retained Pearl Meyer & Partners (“PM&P”) as its the executive compensation consultant since 2010. For their analysis conducted in late 2020, which was used in connection with the executive compensation decisions for 2021, the Compensation Committee instructed PM&P to (i) review the total compensation package (base salary, annual cash incentives, and long-term equity incentives) we pay to our named executive officers, (ii) assess the competitiveness and reasonableness of our compensation program as compared to a peer group of companies within the health care industry with similar revenue levels and market capitalization, and (iii) provide conclusions and recommendations for the current and future total compensation packages for our named executive officers. When establishing compensation levels for our executive officers for 2021, we referred to the results of this study, met with representatives from PM&P, and also internally reviewed current industry and market practices within our peer group. The Compensation Committee has assessed the independence of PM&P and concluded that PM&P’s work did not raise any conflicts of interest. PM&P has no other relationship with our company.

Market Data and Peer Group
The Compensation Committee reviews and analyzes market data to ensure that our executive officer compensation is competitive with the marketplace. We consider the compensation levels, programs, and practices of other companies within our industry and of comparable size in terms of revenue and market capitalization to assist us in setting executive compensation so that it is market competitive. The Compensation Committee used the reported market data, along with the PM&P report, to understand competitive compensation, industry trends and best practices regarding executive compensation. In reviewing compensation levels for 2021, we used the following peer group: Amedisys, Inc.; AMN Healthcare Services, Inc.; Brookdale Senior Living, Inc.; Chemed Corporation; Encompass Health Corporation; LifePoint Health, Inc.; MEDNAX, Inc.; The Ensign Group, Inc.; Quorum Health Corporation; RadNet, Inc.; Acadia Healthcare Company, Inc.; Select Medical Holdings Corporation; Surgery Partners, Inc.; The Providence Service Corporation; Option Care Health; Premier, Inc. and Civitas Solutions, Inc.
Role of Chief Executive Officer in Executive Compensation Decisions
Our Chief Executive Officer recommends to the Compensation Committee base salary, target bonus levels, and long-term incentive awards for our executive officers, excluding himself. Our Chief Executive Officer bases these recommendations on data and analysis regarding our peer group, information provided by our compensation consultant, and qualitative judgments regarding individual performance. Our Chief Executive Officer is not present when the Compensation Committee discusses or determines any aspect of his compensation.
Consideration of Say-on-Pay Vote Results
At our 2011 Annual Meeting, we held our first non-binding stockholder advisory vote on executive compensation (“say-on-pay”). Our stockholders have consistently and overwhelmingly approved our executive compensation program, with greater than 95% of voting stockholders casting their vote in favor of the say-on-pay resolution in each of the annual say-on-pay votes held, including last year. Because most of the significant 2021 compensation decisions had already been made at the time of the 2021 say-on-pay vote at our 2021 Annual Meeting of Stockholders, the Compensation Committee primarily considered the results of the 2021 say-on-pay vote along with other factors when making executive compensation decisions for 2022. In making executive compensation decisions for 2021 and 2022, the Compensation Committee’s main considerations included our stockholders’ continuous, strong support for our executive compensation program, and the Compensation Committee’s satisfaction with the 2020 and 2021 pay structure, as well as compensation research report prepared for the company by PM&P in 2020 and other publicly available information.
Elements of Our Compensation Program
Our executive compensation program consists of the following three primary components: base salary, annual cash incentive awards and long-term equity incentive awards in the form of restricted stock grants. We consider a combination of objective and subjective factors in determining the appropriate aggregate compensation for our named executive officers. Objective factors include compensation paid by companies in our peer group to officers in similar positions, and factors relating to the performance of the company, including net income, earnings per share, return on equity, quality of patient care measures and Star Ratings, and organic and acquisitive growth. Subjective factors relate to the performance of the individual executive officer, and include the following:
•    the executive officer’s responsibilities;
•    the scope of the position;
•    experience and length of service with the company;
 •    individual efforts and performance within the company, the industry and the community;

•    team building skills consistent with the company’s best interests; and
•    observance of our ethics and compliance program.
While these subjective factors are integrated with the objective factors mentioned above, the overall assessment is primarily a subjective one, intended to reflect the level of responsibility and individual performance of the particular executive officer.
In addition, we provide certain other benefits, such as limited perquisites, retirement benefits, which are available to all eligible employees, and severance benefits. The percentage mix of total compensation for 2021 for each named executive officer (as reported in the “2021 Summary Compensation Table” in the section “Executive Compensation Tables” below) is as follows:

		FIXED	AT RISK/PERFORMANCE BASED
Name	2021 Total Compensation (as Reported in the Summary Compensation Table)	% Attributable to Salary and All Other Compensation	% Attributable to Annual Cash Incentive Award	% Attributable to Restricted Stock Grants
Keith G. Myers	$4,307,489	23%	—%	77%
Joshua L. Proffitt	3,078,175	22	—	78
Dale G. Mackel	627,340	81	—	19
Bruce Greenstein	2,124,181	26	—	74
Nicholas Gachassin, III	887,436	47	—	53
Base Salary
We provide base salaries to our named executive officers as compensation for day-to-day responsibilities and sustained performance. Base salary provides our named executive officers with an element of compensation that is not “at-risk.”
Mr. Myers conducts an annual merit review of each of our named executive officers, and based on this review, recommends base salaries to the Compensation Committee with respect to each named executive officer other than himself. The Compensation Committee determines the appropriate base salary for Mr. Myers after an annual performance review based on the same factors used to evaluate the other named executive officers.
Annual Cash Incentive Awards
The Compensation Committee believes that a significant portion of the total cash compensation for named executive officers should be based on our achievement of specific performance criteria, and that a significant part of the cash compensation package should be “at-risk.” The Compensation Committee established short-term incentive ("STI") target amounts for Messrs. Myers, Proffitt, Mackel, Greenstein, and Gachassin at 100%, 100%, 75%, 78%, and 60%, respectively, of their base salaries. The Compensation Committee approved a cash incentive bonus program for 2021 under which Messrs. Myers, Proffitt, Mackel, Greenstein, and Gachassin had the opportunity to earn a cash incentive bonus (the "EPS Target Bonus") based on our level of achievement in 2021 of annual earnings per share target goals in accordance with the calculations set forth in the STI plan approved by the Compensation Committee (the "Annual EPS Goals for 2021"), as follows:

Annual EPS Goals for 2021	Amount of STI Earned
$5.60	50% of STI Target
$5.65	80% of STI Target
$5.75	100% of STI Target
$5.85	100% of STI Target, plus 10% of base salary
$5.90	100% of STI Target, plus 20% of base salary
While the company’s adjusted 2021 earnings per share (as announced in the company’s 2021 year-end earnings release) would have resulted in above-target payouts under the EPS Target Bonus, when calculated in accordance with the STI plan approved by the Compensation Committee, at the name executive officers’ discretion in relation to their response of the COVID-19 pandemic, all STI awards earned for 2021 were forfeited.

Long-Term Equity Incentive Awards
The purpose of long-term equity incentives is to align our named executive officers’ performance incentives more closely with the interests of our stockholders. Since our initial public offering in 2005, we have provided annual long-term equity incentive awards to our named executive officers in the form of restricted stock awards. We believe that these restricted stock awards have been and remain an excellent vehicle for providing financial incentives for management because they align the executives’ interests with those of our stockholders and provide strong incentive for the creation of stockholder value. Time-vesting restricted stock also provides a strong retention component to our compensation program.
For the 2021 grants, the Committee established target award opportunities under the long-term incentive plan ("LTIP") expressed as a percentage of base salary that are driven by the individual's role/level within the company. The actual grant value is based on the achievement of the certain company financial and quality goals as determined by the Compensation Committee. For the 2021 grants, the committee considered the following 2020 performance measures:
•Earnings Per Share;
•Return on Equity; and
•Quality Outcomes.
The grant values are ultimately at the Committee's discretion. The Committee may increase or decrease the award to reflect what the Committee determines to be an appropriate result. The Committee primarily considers company performance versus budget. In addition, the Committee considers individual performance, performance versus peers and external economic factors including governmental reimbursements.
During 2021, Messrs. Myers, Proffitt, Greenstein and Gachassin received restricted stock awards with target grant date values equal to 332%, 364%, 292%, and 117%, respectively, of their 2020 base salaries. Mr. Mackel received a restricted stock award with a target grant date value equal to approximately 147% of his 2020 pro-rated base salary. The Committee considered company and individual performance and determined that the target grant values were appropriate.
Timing of Equity Grants
Equity awards are made by the Compensation Committee only on dates the Committee meets. Equity awards for 2021 were approved at a regularly scheduled meeting of our Compensation Committee after review and consideration of the company’s performance during the prior fiscal year. We do not have any program, practice, or policy of timing equity awards in connection with the release of material non-public information.

The Compensation Committee may make an award with an effective date in the future contingent on commencement of employment, execution of a new employment agreement, or some other subsequent event.
Limited Executive Perquisites and No Retirement Benefits
Retirement benefits fulfill an important role within our overall executive compensation objective by providing a financial security component which promotes retention. However, our executives do not receive any retirement benefits that are not generally available to our other full-time employees. We maintain a 401(k) plan, a tax-qualified defined contribution retirement plan in which our named executive officers are eligible to participate and we provide a discretionary match of up to 2% of employee eligible compensation. We do not maintain any excess benefit plans, defined benefit or pension plans, or any deferred compensation plans.
Severance and Change in Control Arrangements
We maintain employment agreements with each of our named executive officers that provide, among other things, that the executive will be entitled to receive certain severance benefits in the event of a termination of employment, and the executive will be entitled to increased benefits in the event that a termination of employment follows a change in control of the company. We believe these employment agreements are an important element of our named executive officers’ overall compensation package because they serve to ensure the continued focus and dedication of our named executive officers notwithstanding any personal concerns they may have regarding their own continued employment, either prior to or following a change in control. The increased benefits that are payable in the event of a termination following a change in control are designed to attract and retain qualified executives who might not otherwise join or remain with the company without financial protection in the event that they are forced out of the company following a change in control. These provisions are also intended to provide for continuity of management in the event of a change in control of the company. We believe that our severance and change in control arrangements are comparable to those provided by the companies in our peer group and competitive within our industry.
None of our named executive officers are entitled to a tax gross-up in connection with a change of control payment.
Compensation Clawback Policy
The Board of Directors has adopted an executive compensation recovery, or "clawback" policy that applies to all executive officers in the event the company is required to restate its financial statements. The Compensation Committee will seek recovery of any performance-based incentive payments or grants granted to executive officers during the three years preceding such restatement where (1) the payment or award grant was calculated based on achievement of the misstated financial results; (2) the Board of Directors determines the executive engaged in intentional misconduct that materially contributed to the need for the restatement; and (3) a lower payment or award grant would have been made to the executive based upon the restated financial results, unless the Committee determines that recovery of the excess compensation would be unreasonable or contrary to the interests of the company.
Executive Stock Ownership and Retention Guidelines
The Board of Directors has adopted stock ownership guidelines pursuant to which the following executives are expected to own shares of company stock equal in value to a multiple of the executive officer's base salary, as follows:

Chief Executive Officer	5x annual base salary
President and Chief Operating Officer	3x annual base salary
Chief Financial Officer	2x annual base salary

Until an above-described executive has satisfied the stock ownership guidelines, he is required to retain 75% of the after-tax shares received upon the exercise or vesting of equity incentive awards. Furthermore, any sales of company stock by an above-described executive will be permitted only to the extent that the executive will continue to meet the guidelines immediately following such sale.
Tax and Accounting Considerations
The accounting and tax treatment of compensation generally has not been a material factor in determining the amounts of compensation for our named executive officers. However, the Compensation Committee and management have considered the accounting and tax impact of various program designs to balance the potential cost to us with the benefit/value to the named executive officers.

EXECUTIVE COMPENSATION TABLES
The tables below summarize the total compensation paid to or earned by, as applicable, our named executive officers during 2021. See the section titled “Compensation Discussion and Analysis” above for a more detailed discussion of our executive compensation program.

2021 Summary Compensation Table
The following table sets forth the cash and other compensation paid to or earned by, as applicable, our named executive officers for their services in all capacities during 2021, 2020, and 2019:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Keith G. Myers	2021	996,000	—	3,305,950	—	5,539	4,307,489
Chief Executive Officer	2020	996,000	—	2,334,461	—	5,539	3,336,000
	2019	900,000	—	3,754,543	—	5,481	4,660,024

Joshua L. Proffitt	2021	663,000	—	2,415,175	—	—	3,078,175
President and Chief Operating Officer	2020	663,000	—	1,767,243	—	50,000	2,480,243
	2019	600,000	175,000	2,633,267	—	1,308	3,409,575

Dale G. Mackel	2021	500,000	—	122,100	—	5,240	627,340
Executive Vice President, Chief Financial Officer and Treasurer	2020	83,333	—	250,115	31,250	30,000	394,698

Bruce Greenstein	2021	541,000	—	1,577,381	—	5,800	2,124,181
Executive Vice President, Chief Strategy and Innovation Officer	2020	540,750	—	934,027	210,000	5,700	1,690,477
	2019	515,000	—	500,095	—	5,600	1,020,695

Nicholas Gachassin, III	2021	415,000	3,461	468,975	—	—	887,436
Executive Vice President, Chief General Counsel	2020	400,000	—	359,522	120,000	—	879,522
	2019	385,000	150,000	327,172	—	—	862,172

(1)The amounts reported in this column reflect the annual base salary earned by each of our named executive officers.
(2)The amounts reported in this column reflect discretionary bonuses paid to the named executive officer.
(3)The amounts reported in this column reflect the grant date fair value of the restricted stock awards, as determined pursuant to Accounting Standards Codification 718, and are based on the closing sales price per share of our common stock on the date of grant. See the "2021 Grants of Plan-Based Awards" table for additional information for awards granted in 2021.
(4)The amounts reported in this column reflect the annual cash incentive awards earned by each of our named executive officers based on company and individual performance. For more information regarding our annual cash incentive program, see the discussion in the section titled "Compensation Discussion and Analysis."
(5)The amounts reported in this column for 2021 for each named executive officer reflect our 2% matching contribution under the 401(k) plan.

CEO PAY RATIO
SEC regulations require that we provide a comparison of the annual total compensation of Keith G. Myers, our Chief Executive Officer in 2021, to the annual total compensation of our median employee. For purposes of providing the comparison in accordance with SEC regulations, we identified a “median employee” and compared Mr. Myers’ annual total compensation to that of the median employee. For 2021, our last completed fiscal year:

    • Mr. Myers’ annual total compensation was $4,307,489.
    • Our median employee’s annual total compensation was $40,515.
    • The ratio of Mr. Myers’ annual total compensation to our median employee’s annual total compensation was 106:1.

The methodology that we used to identify the median employee is described below. Annual total compensation is calculated in the same manner as the amount set forth in the "Total" column in the 2021 Summary Compensation Table. We believe the pay ratio information set forth above constitutes a reasonable estimate, calculated in a manner consistent with the applicable SEC regulations.

Because other companies may use different methodologies to identify their median employees, the pay ratio set forth above may not be comparable to the pay ratios used by other companies.
Methodology
Date used to determine employee population - For purposes of identifying the median employee, we selected December 31, 2021 to be the date of which we should determine our employee population.
Composition of employee population - The analysis consisted of 28,249 employees.
Pay data used - To identify the median employee, we derived compensation information from our payroll records for fiscal 2021. We annualized compensation for full-time employees hired during 2021.

2021 Grants of Plan-Based Awards
The following table sets forth the individual grants of plan-based awards made to each of our named executive officers during 2021:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock Awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Keith G. Myers
EPS Target Bonus		498,000	996,000	1,195,200
Stretch Target Bonus			99,600
Restricted Stock	3/1/2021				17,870	3,305,950
Joshua L. Proffitt
EPS Target Bonus		331,500	663,000	795,600
Stretch Target Bonus			66,300
Restricted Stock	3/1/2021				13,055	2,415,175
Dale G. Mackel
EPS Target Bonus		250,000	500,000	600,000
Stretch Target Bonus			50,000
Restricted Stock	3/1/2021				660	122,100
Bruce Greenstein
EPS Target Bonus		270,500	541,000	649,200
Stretch Target Bonus			54,100
Restricted Stock	3/1/2021				6,360	1,176,600
Restricted Stock	7/1/2021				1,960	400,781
Nicholas Gachassin, III
EPS Target Bonus		207,500	415,000	498,000
Stretch Target Bonus			41,500
Restricted Stock	3/1/2021				2,535	468,975

(1)    Amounts reflect threshold, target and maximum payout levels for the EPS Target Bonus and target payout level for the Stretch Target Bonus (assuming each of the five performance goals are met) for 2021 performance under our annual cash incentive program. The actual amount earned by each named executive officer for 2021 is reported under the "Non-Equity Incentive Plan Compensation" column in the "2021 Summary Compensation Table". For more information regarding our annual cash incentive program, see the discussion in the section titled “Compensation Discussion and Analysis.”
(2)    Amounts reflect awards of time-vesting restricted stock granted under our long-term incentive plans. The restricted stock awards vest in five equal annual installments beginning on the first anniversary of the date of grant. Mr. Mackel’s restricted stock award was pro-rated for two months of 2020 as his employment with the company began in November 2020.
(3)    Amounts reflect the grant date fair value of the restricted stock awards, determined pursuant to the Accounting Standards Codification 718, based on the closing sales price per share of our common stock on the grant date.

Outstanding Equity Awards at December 31, 2021
The following table provides information concerning stock awards that are outstanding as of December 31, 2021 for each of our named executive officers. Our named executive officers do not hold any stock option awards.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Keith G. Myers	86,585	11,882,060
Joshua L. Proffitt	53,101	7,287,050
Dale G. Mackel	1,584	217,372
Bruce Greenstein	20,002	2,744,874
Nicholas Gachassin, III	6,994	959,787

(1) The restricted shares vest in five equal annual installments beginning on the first anniversary of the date of grant provided that the executive is then still employed by the company, or earlier upon the occurrence of the executive’s death, disability or retirement, or termination by the company without cause or resignation for good reason within two years following a change of control of the company. The restricted stock will vest as follows:

Name	Shares of Restricted Stock	Vesting Schedule
Mr. Myers	8,265	100% on March 1, 2022
	24,488	50% on March 1, 2022 and on the next anniversary thereof
	20,586	33% on March 1, 2022 and on each of the two subsequent anniversaries thereof
	15,376	25% on March 1, 2022 and on each of the three subsequent anniversaries thereof
	17,870	20% on March 1, 2022 and on each of the four subsequent anniversaries thereof
Mr. Proffitt	2,583	100% on March 1, 2022
	6,960	50% on March 1, 2022 and on the next anniversary thereof
	4,550	50% on May 1, 2022 and on the next anniversary thereof
	6,165	33% on March 1, 2022 and on each of the two subsequent anniversaries thereof
	8,148	33% on October 1, 2022 and on each of the two subsequent anniversaries thereof
	11,640	25% on March 1, 2022 and on each of the three subsequent anniversaries thereof
	13,055	20% on March 1, 2022 and on each of the four subsequent anniversaries thereof
Mr. Mackel	924	25% on November 1, 2022 and on each of the three subsequent anniversaries thereof
	660	20% on March 1, 2022 and on each of the four subsequent anniversaries thereof
Mr. Greenstein	2,788	50% on August 1, 2022 and on the next anniversary thereof
	2,742	33% on March 1, 2022 and on each of the two subsequent anniversaries thereof
	6,152	25% on March 1, 2022 and on each of the three subsequent anniversaries thereof
	6,360	20% on March 1, 2022 and on each of the four subsequent anniversaries thereof
	1,960	20% on July 1, 2022 and on each of the four subsequent anniversaries thereof
Mr. Gachassin	2,091	33% on January 1, 2022 and on each of the two subsequent anniversaries thereof
	2,368	25% on March 1, 2022 and on each of the three subsequent anniversaries thereof
	2,535	20% on March 1, 2022 and on each of the four subsequent anniversaries thereof
(2) Reflects the value as calculated using the closing market price of our common stock as of December 31, 2021, which was $137.23.

2021 Stock Vested
The following table provides information concerning stock awards that vested in 2021 for each of our named executive officers. Our named executive officers do not hold any stock option awards.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Keith G. Myers	41,111	7,605,535
Joshua L. Proffitt	22,705	4,456,053
Dale G. Mackel	231	32,319
Bruce Greenstein	3,846	753,581
Nicholas Gachassin, III	1,289	258,204

(1) The value realized is based on the closing market price of our common stock on the applicable date of vesting of the restricted stock awards, or if there were no reported sales on such date, on the last preceding date on which any reported sale occurred.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Employment Agreements
We have employment agreements with each of our continuing named executive officers, (collectively, the “Employment Agreements”), with effective dates as detailed in the table below:

Name	Effective Date of Current Employment Agreement	Expiration Date of Current Employment Agreement
Keith G. Myers	April 1, 2017	March 31, 2023
Joshua L. Proffitt	October 7, 2019	September 30, 2022
Dale G. Mackel	November 2, 2020	October 31, 2023
Bruce Greenstein	July 1, 2021	June 30, 2024
Nicholas Gachassin, III	January 2, 2020	January 2, 2023
Each of the Employment Agreements will automatically renew for additional one-year periods unless either party gives notice to the other of its intent not to renew the agreement. The Employment Agreements provide that each executive is entitled to a minimum annual base salary (subject to annual review and increases for merit performance) and is entitled to participate in all incentive, savings, retirement, and welfare benefit plans generally made available to our senior executive officers. Each of these executives will have an opportunity to earn an annual cash bonus based upon achievement of performance goals to be established by the Compensation Committee. In addition, each of the executives is entitled to fringe benefits generally made available to our senior executive officers, and will be eligible for equity grants under our long-term incentive plans.

The Employment Agreements may be terminated by us at any time with or without “cause” (as defined therein), or by the executive with or without “good reason” (as defined therein). The Employment Agreements also terminate automatically upon the death or retirement of the executive and may be terminated by us if the executive becomes disabled. Depending on the reason for the termination and when it occurs, the executive will be entitled to certain severance benefits, as described below.
Termination for Cause; Resignation without Good Reason or due to Retirement
If an executive is terminated for cause, resigns without good reason (as such terms are defined in the agreements), or retires, the executive receives only the salary and vested benefits that have accrued through the date of termination or retirement. No other severance benefits are payable.
Termination Due to Disability or Death
If an executive is terminated due to disability or death, the executive (or his estate) receives salary and vested benefits accrued through the date of termination. The executive’s outstanding equity awards will vest and become immediately exercisable pursuant to the terms of our long-term incentive plans and applicable award agreements.
Termination without Cause or Disability; Resignation for Good Reason
Under the current terms of the Employment Agreements, if the executive is terminated without cause or disability, or resigns for good reason, then the executive will be entitled to accrued salary, vested benefits, and a pro-rata portion of the annual bonus earned through the date of termination, as well as the continuation of health and welfare benefits for the COBRA-eligible period. In addition, each of the named executive officers will be entitled to:
•    if the termination occurs prior to, or more than two years following, a change of control of the company: (A) a severance payment equal to the product of 1.5 times the sum of (1) the base salary in effect as of the date of termination, plus (2) the greater of the average of the annual bonuses earned for the two fiscal years in which annual bonuses were paid immediately preceding the termination, or the target bonus for the year in which the date of termination occurs; and (B) continued vesting of outstanding equity awards, assuming compliance with the restrictive covenants discussed below.
•    if the termination occurs within two years following a change of control of the company: (A) a severance payment equal to the product of 2.5 times the sum of (1) the base salary in effect as of the date of termination, plus (2) the greater of the average of the annual bonuses earned for the two fiscal years in which annual bonuses were paid immediately preceding the termination, or the target bonus for the year in which the date of termination occurs; and (B) the immediate and full vesting of all outstanding equity awards.
Restrictive Covenants
Each of the Employment Agreements contains confidentiality, non-compete, and non-solicitation covenants that apply during the executive’s employment with the company and for a two year period, after the executive’s termination of employment (or for a six month period if the executive’s termination occurs within two years after a change in control).
Summary of Termination Payments and Benefits
The following table summarizes the value of the termination payments and benefits that our continuing named executive officers would have received under their Employment Agreements if their employment was terminated on December 31, 2021 under each of the circumstances shown. The amounts shown in the table exclude distributions under our 401(k) retirement plan and any additional benefits that are generally available to all of our salaried employees.

	Myers	Proffitt	Mackel	Greenstein	Gachassin
Reason for Termination:
By Company Without Cause; by Executive for Good Reason
Cash Severance(1)	$2,988,000	$1,989,000	$1,500,000	$1,623,000	$1,245,000
Health and Welfare Continuation(2)	18,916	23,761	18,916	18,910	—
Total Estimated Value of Payments and Benefits	3,006,916	2,012,761	1,518,916	1,641,910	1,245,000
Termination Without Cause or by Executive for Good Reason Within 24 Months Following a Change of Control
Cash Severance(1)	4,980,000	3,315,000	2,500,000	2,705,000	2,075,000
Health and Welfare Continuation(2)	18,916	23,761	18,916	18,910	—
Value of Accelerated Equity Awards(3)	11,882,060	7,287,050	217,372	2,744,874	959,787
Total Estimated Value of Payments and Benefits	16,880,976	10,625,811	2,736,288	5,468,784	3,034,787
Death or Disability
Value of Accelerated Equity Awards(3)	11,882,060	7,287,050	217,372	2,744,874	959,787
Total Estimated Value of Payments and Benefits	$11,882,060	$7,287,050	$217,372	$2,744,874	$959,787

(1)    Reflects a severance payment equal to the product of 1.5 times, or 2.5 times in the event of a change in control, the sum of (a) the executive’s base salary in effect as of the date of termination and (b) the greater of the average of the annual bonuses earned by the executive for the two immediately preceding fiscal years, or the executive's target bonus for the year in which the date of termination occurs.
(2)    Reflects the cost of providing continued health and welfare benefits to the executive after the termination date of employment. The company will pay the excess of the COBRA cost of such coverage over the amount that the executive would have had to pay for such coverage if the executive had remained employed and paid the active employee rate. Our obligations to provide health and welfare benefits cease in the event the executive participates in another employer sponsored plan or when the COBRA benefit expires (18 months from qualifying event).
(3)    Represents the fair market value of shares of restricted stock that would immediately vest upon termination each based on closing market price of our common stock as of December 31, 2021, which was $137.23.

2021 DIRECTOR COMPENSATION
The following table sets forth the cash and equity compensation that was earned by or paid to our non-employee directors during 2021:

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)	Total ($)
Monica F. Azare	104,500	109,784	214,284
Teri G. Fontenot	116,000	109,784	225,784
Jonathan Goldberg	108,875	109,784	218,659
Clifford S. Holtz (3)	123,583	430,079	553,662
John L. Indest (4)	101,500	109,784	211,284
Ronald T. Nixon	98,875	109,784	208,659
W. Earl Reed, III	109,000	109,784	218,784
Brent Turner	119,125	109,784	228,909

(1)    Amounts reflect the total cash compensation earned by or paid to each director in fiscal year 2021 in connection with retainers and meeting fees of our Board of Directors and its committees.
(2)    Reflects the aggregate grant date fair value of the restricted stock awards on the grant date. The grant date fair value of the awards is determined pursuant to Accounting Standards Codification 718 and is based on the closing sales price per share of our common stock on the date of grant. The aggregate number of shares of restricted stock held by each director as of December 31, 2021, was as follows:

Director	Shares of Restricted Stock
Monica F. Azare	800
Teri G. Fontenot	800
Jonathan Goldberg	800
Clifford S. Holtz	3,134
John L. Indest	800
Ronald T. Nixon	800
W. Earl Reed, III	800
Brent Turner	800

(3)    Mr. Holtz received a grant of 3,500 shares of restricted stock in connection with his appointment as Lead Director. The grant of restricted stock vest one-third on the date of grant and one-third on each of the first two anniversaries of the grant date.
(4)    Mr. Indest retired as an employee on August 31, 2011. In connection with his retirement, Mr. Indest entered into a consulting agreement with the company, under which Mr. Indest agreed to provide consulting services to the company on an as requested basis. Under the consulting agreement, Mr. Indest is paid $200 per hour for his services and remains eligible, along with his spouse, to participate in our medical insurance plan. In 2021, Mr. Indest did not perform consulting services; therefore no compensation under his consulting agreement was reported.

Director Compensation Plan
Our Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, as amended, which we refer to as the “Director Compensation Plan,” provides for both cash and equity compensation for our non-employee directors. Our employees do not receive any compensation for serving on our Board of Directors.
Cash Compensation
Our non-employee directors received the following fees, as applicable, pro-rated for their service on our Board of Directors and its committees from January 1, 2021 through December 31, 2021:
•    $70,000 annual cash retainer, payable on a monthly basis, for service on our Board of Directors;
•    $25,000 annual cash retainer, payable on a monthly basis, for service as the Lead Director;
•    $24,000 annual cash retainer, payable on a monthly basis, for service as the Chair of the Audit Committee;
•    $15,000 annual cash retainer, payable on a monthly basis, for service as the Chair of the Compensation Committee, or Chair of the Nominating and Corporate Governance Committee;
•    $12,000 annual cash retainer, payable on a monthly basis, for service as the Chair of the Corporate Development Committee, or Chair of the Clinical Quality Committee;
•    $12,000 annual cash retainer, payable on a monthly basis, for service as a member (other than Chair) of the Audit Committee;
•$7,500 annual cash retainer, payable on a monthly basis, for service as a member (other than Chair) on a committee of our Board of Directors, excluding the Audit Committee; and
•    $3,000 meeting fee, payable for each board meeting.
Equity Compensation
The Director Compensation Plan provides for annual awards of restricted stock to non-employee directors. On March 1, 2021, each non-employee director received an award of restricted stock having an aggregate value equal to approximately $130,000. The number of shares of restricted stock awarded to each non-employee director was determined by dividing $130,000 by the fair market value per share as of the date of grant (rounded up to the nearest hundred shares). These annual restricted stock awards vest on the first anniversary of the grant date.
In addition, the Director Compensation Plan provides that new directors, other than the Lead Director, receive an initial grant of 3,500 shares of restricted stock in connection with their election or appointment to our Board of Directors. The Lead Director receives an initial grant of 7,000 shares of restricted stock in connection with his or her appointment as Lead Director. These initial grants of restricted stock vest one-third on the date of grant and one-third on each of the first two anniversaries of the grant date.
Benefits
We reimburse each non-employee director for expenses associated with attending board and committee meetings and other board-related activities. Our non-employee directors do not receive other benefits from the company with the exception of Mr. Indest who, along with his spouse, participates in our medical insurance plan pursuant to Mr. Indest’s consulting agreement with the company.
Role of Independent Compensation Consultants
To assist in evaluating our compensation practices, the Compensation Committee from time to time retains an independent compensation consultant to provide advice and ongoing recommendations regarding board member compensation practices that are consistent with our business goals and compensation philosophy.

We believe that this input and advice produces more informed decision-making and assures that an objective perspective is considered in this important governance process. Since 2010, the Compensation Committee has periodically retained PM&P to review our non-employee director compensation program. Specifically, the Compensation Committee engaged PM&P in 2020 with instructions to (i) review the total compensation package we provide to our board members, (ii) assess the competitiveness and reasonableness of our compensation program as compared to a peer group of companies within the health care industry with similar revenue levels and market capitalization, and (iii) provide assessments and recommendations for the current and future total compensation packages for our board members. We referred to the results of these studies, and also internally reviewed current industry and market practices within our peer group, when we established compensation levels for our board members for 2021. PM&P has no other relationship with our company. The Compensation Committee has assessed the independence of PM&P and concluded that PM&P’s work did not raise any conflicts of interest.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth the number of shares of our common stock held beneficially, directly or indirectly, as of the record date by (a) each person known by the company to be the beneficial owner of more than 5% of the common stock, (b) each continuing director and director nominee of the company, (c) each named executive officer of the company, and (d) all continuing directors, director nominees and executive officers of the company as a group, together with the percentage of the outstanding shares of common stock that such ownership represents. The percentage of beneficial ownership is based on 31,028,995 shares of our common stock outstanding as of April 21, 2022.
Except as noted in the footnotes below, we believe, based on information provided to us that the persons named in the table below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

	Beneficial Ownership
Name (1)	Number	Percent

Director Nominees, Continuing Directors and Named Executive Officers
Keith G. Myers (2)	948,933	3.1%
Monica F. Azare (3)	30,521	*
Teri G. Fontenot (3)	7,700	*
Jonathan Goldberg (4)	57,472	*
Clifford S. Holtz (5)	12,023	*
John L. Indest (6)	34,948	*
Ronald T. Nixon (3)	27,100	*
W. Earl Reed, III (7)	138,797	*
Brent Turner (3)	14,200	*
Joshua L. Proffitt (8)	108,415	*
Dale G. Mackel (9)	18,039
Bruce Greenstein (10)	34,562	*
Nicholas Gachassin, III (11)	13,040	*
All continuing directors, director nominees, and executive officers of the company as a group (13 persons)	1,445,750	4.7%
Certain Beneficial Owners
BlackRock, Inc. (12) 55 East 52nd Street New York, NY 10055	5,235,392	16.9%
The Vanguard Group (13) 100 Vanguard Blvd. Malvern, PA 19355	2,981,007	9.6%
Wellington Management Group LLP (14) 280 Congress Street Boston, MA 02210	2,155,934	6.9%

 *    Less than 1%.
(1)    Unless otherwise noted, the address of each beneficial owner listed in the table above is c/o LHC Group, Inc., 901 Hugh Wallis Road South, Lafayette, Louisiana 70508.
(2)    Includes 604,013 shares held by K&G Family, LLC, of which Mr. Myers is a Manager. Includes 83,641 unvested restricted shares held by the named executive officer, which have various vesting dates.
(3)     Includes 1,100 unvested restricted shares held by the director, which will vest on March 1, 2023.
(4)    Includes 5,032 shares held by self-directed 401(k) plan. Includes 1,830 shares held by spouse's self-directed 401(k) plan. Includes 16 shares held as custodian for his children. Includes 16 shares held for a minor. Includes 1,100 unvested restricted shares held by the director, will vest on March 1, 2023.
(5)    Includes 3,434 unvested restricted shares held by the direction, of which 1,167 will vest on July 12, 2022, 1,100 will vest on March 1, 2023, and 1,166 will vest on July 12, 2023.
(6)    Includes 30,576 shares held by Duperier Avenue Investors, LLC, of which Mr. Indest is a Manager. Includes 1,100 unvested restricted shares held by the director, which will vest on March 1, 2023.
(7)    Includes 27,848 shares held by a trust where Mr. Reed is the sole trustee. Includes 1,100 unvested restricted shares held by the director, which will vest on March 1, 2023.
(8)    Includes 65,292 unvested restricted shares held by the named executive officer, which have various vesting dates.
(9)    Includes 17,747 unvested restricted shares held by the named executive officer, which have various vesting dates.
(10)     Includes 25,463 unvested restricted shares held by the named executive officer, which have various vesting dates.
(11)     Includes 9,378 unvested restricted shares held by the named executive officer, which have various vesting dates.
(12)    Based on the Schedule 13GA filed with the SEC on January 28, 2022. According to the Schedule 13GA, BlackRock, Inc. has sole voting power with respect to 5,085,622 of these shares and sole dispositive power with respect to 5,235,392 of these shares.
(13)    Based on the Schedule 13GA filed with the SEC on February 9, 2022. According to the Schedule 13GA, The Vanguard Group has shared power to vote with respect to 58,134 of these shares, sole dispositive power with respect to 2,895,519 of these shares and shared dispositive power with respect to 85,488 shares.
(14)    Based on the Schedule 13G filed with the SEC on February 14, 2022. According to the Schedule 13G, Wellington Management Group LLP has shared voting power with respect to 1,895,921 of these shares, and shared dispositive power with respect to 2,155,934 of these shares. The Schedule 13G reports that Wellington Management Group LLP, is a parent holding company of certain holding companies and the Wellington Investment Advisors, are owned of record by clients of the Wellington Investment Advisers. Wellington Investment Advisors Holdings LLP controls directly, or indirectly through Wellington Management Global Holdings, Ltd., the Wellington Investment Advisers. Wellington Investment Advisors Holdings LLP is owned by Wellington Group Holdings LLP, which is owned by Wellington Management Group LLP.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our common stock that may be issued under equity compensation plans as of December 31, 2021.

	(a)	(b)	(c)(1)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Rights	Number of Shares Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a)
Equity compensation plans approved by stockholders:	—	$—	1,851,123
Equity compensation plans not approved by stockholders:	—	—	—
Total	—	$—	1,851,123
(1)    Includes 1,746,779 shares remaining available for issuance under the LHC Group, Inc. 2018 Long-Term Incentive Plan (all of which are available for issuance pursuant to grants of full-value stock awards) and 104,344 shares remaining available for issuance under the Amended and Restated LHC Group, Inc.'s 2006 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Company Policy and Certain Relationships
We believe that business decisions and actions taken by our officers, directors, and employees should be based on the best interests of the company, and must not be motivated by personal considerations or relationships. We attempt to analyze any transactions in which the company participates and in which a related person (as defined below) may have a direct or indirect material interest, both due to the potential for a conflict of interest and to determine whether disclosure of the transaction is required under applicable SEC rules and regulations.
As a result, our Board of Directors has adopted a policy for reviewing and approving transactions between the company and related persons, including directors, nominees, executive officers, and any person known to be the beneficial owner of more than 5% of the company’s voting securities or any immediate family member of an executive officer, director, nominee, or greater than 5% beneficial holder. The policy also covers any firm, corporation, or other entity which is owned or controlled by any such person, or in which such person has a substantial ownership interest. Prior to entering into a transaction with a related person, notice must be given to our legal counsel containing (i) the related person’s relationship to the company and interest in the transaction, (ii) the material facts of the transaction, (iii) the benefits to the company of the transaction, (iv) the availability of any other sources of comparable products or services, and (v) an assessment of whether the transaction is on terms comparable to those available to an unrelated third party. If our legal counsel determines that it is a related party transaction, the proposed transaction is submitted to the Audit Committee for its approval. The policy also provides for the annual review by the Audit Committee of ongoing related person transactions.
During 2021, the company continued to engage Gachassin Law Firm for certain legal transactions, of which Mr. Gachassin continues to serve as the managing partner. The company paid $306,705 for services provided by Gachassin Law Firm during the fiscal year 2021.
The company employs Zachary J. Indest, son of John L. Indest, a member of our Board of Directors. Zachary Indest serves as the company's Vice President of Clinical Services, and for 2021 was paid an annual salary of $195,788, a cash bonus of $17,246, and was granted 370 shares of time-vesting restricted stock of the company.
The company employs Brach J. Myers, son of Keith G. Myers, our Chief Executive Officer. Brach Myers serves as the company's Senior Vice President Strategic Partnerships and Growth Initiatives, and for 2021 was paid an annual salary of $294,430, cash bonus of $47,283, and was granted 685 shares of time-vesting restricted stock of the company.

Independence of Directors

Our Board of Directors has reviewed the independence of each of our directors in light of the definition of “independent director” in the applicable listing standards of NASDAQ. As a result of this review, we affirmatively determined that all of our directors are independent, with the exception of Keith G. Myers, our Chief Executive Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The independent accounting firm of KPMG LLP (“KPMG”) has served as our independent registered public accounting firm since August 20, 2008. KPMG has no financial interest, direct or indirect, in the company and does not have any connection with the company except in its professional capacity as an independent auditor.
Principal Accounting Fees and Services
The following table shows the fees related to the audit and other services provided by KPMG for the fiscal years ended December 31, 2021 and 2020:

Fee Category	2021	2020
Audit Fees (1)	$2,310,000	$2,147,800
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	204,150	—
Total	$2,514,150	$2,147,800

(1)Audit Fees includes the aggregate fees billed for professional services rendered for the audit of our annual financial statements for 2021 and 2020 and internal control over financial reporting, review of our Form 10-Qs for the same periods, quarterly reviews, and review of other SEC filings.
(2) Audit-Related Fees includes fees for professional services rendered for assistance with review of financial statements not included in (1) above.
(3)Tax Fees includes fees for professional services rendered for tax compliance, tax advice, and tax planning.
(4)All Other Fees includes Real Time System Assessment fees related to the implementation of the Enterprise Resource Planning software system.

Audit Committee Pre-Approval Policy

Our Audit Committee approves all fees to be paid for audit and audit-related services and all other fees of our independent auditor prior to engagement for those services.

The Audit Committee is responsible for the appointment, compensation, and oversight of the work performed by our independent registered public accounting firm. The Audit Committee has adopted a pre-approval policy requiring it to pre-approve all audit and audit-related services and permitted non-audit services provided by our independent registered public accounting firm in order to assure that the provision of such services does not impair their independence.

The Audit Committee pre-approval policy sets forth specified audit, audit-related, tax, and other permissible non-audit services, if any, for which pre-approval is provided, without further approval by the Audit Committee, up to a maximum fee amount set annually by the Audit Committee. Pre-approval is generally provided for up to one year, and any proposed services exceeding these fee levels or any services not specifically identified in the policy must be specifically pre-approved by the Audit Committee. Our independent registered public accounting firm and management periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval policy. The Audit Committee may also pre-approve particular services on a case-by-case basis and may delegate specific pre-approval authority to one or more members pursuant to a resolution adopted by the unanimous approval of the Audit Committee, provided that the member reports any pre-approved services at the next regularly scheduled Audit Committee meeting.

The Audit Committee pre-approved all services provided by KPMG in 2020 and 2021. The Audit Committee has pre-approved all services anticipated to be provided by KPMG during 2022.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) 1. and 2.     No financial statements or schedules are filed with this report on Form 10-K/A.

3. Exhibits.    A list of exhibits files or furnished with this report on Form 10-K/A is provided in the Exhibit Index.

EXHIBIT INDEX

Exhibits required to be filed by Item 601 of Regulation S-K and by Item 15 are set forth below:

Exhibit Number	Description of Exhibits
2.1
Agreement and Plan of Merger, dated as of November 15, 2017, by and among LHC Group, Inc., Hammer Merger Sub, Inc., and Almost Family, Inc. (incorporated by reference to Exhibit 2.1 to LHC Group's Form 8-K filed on November 16, 2017).

2.2
Agreement and Plan of Merger, dated as of March 28, 2022, by and among LHC Group, Inc., UnitedHealth Group Incorporated, and Lightning Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to LHC Group’s Form 8-K filed on March 29, 2022).

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

10.10+	Amended and Restated Employment Agreement between Keith G. Myers and LHC Group, Inc. dated April 1, 2017 (previously filed as Exhibit 10.1 to LHC Group's Form 8-K filed April 5, 2017).

10.11+	Amended and Restated Employment Agreement between Joshua L. Proffitt and LHC Group, Inc. dated October 7, 2019 (previously filed as Exhibit 10.1 to LHC Group's Form 10-Q filed November 7, 2019).

10.12+	Amended and Restated Employment Agreement between Bruce D. Greenstein and LHC Group, Inc. dated July 1, 2021 (previously filed as Exhibit 10.1 to LHC Group's Form 10-Q filed August 5, 2021).

10.13+	Employment Agreement between Nicholas Gachassin, III and LHC Group, Inc. dated January 2, 2019 (previously filed as Exhibit 10.12 to LHC Group's Form 10-K filed February 28, 2019).

10.14+	Employment Agreement between Dale Mackel and LHC Group, Inc. dated November 2, 2020 (previously filed as Exhibit 10.12 to LHC Group's Form 10-K filed February 26, 2021).

21.1	Subsidiaries of the Registrant. (previously filed with the Original Filing).

23.1	Consent of KPMG LLP. (previously filed with the Original Filing).

31.1*	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2*	Certification of Dale Mackel, Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2022 (filed herewith).

31.3
Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (previously filed with the Original Filing as Exhibit 31.1)

31.4
Certification of Dale Mackel, Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (previously filed with the Original Filing as Exhibit 31.2)

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed with the Original Filing).

+	Indicates a management contract or compensatory plan.
*	Denotes filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LHC GROUP, INC.

April 27, 2022	/s/ KEITH G. MYERS
Keith G. Myers
Chief Executive Officer