Form 10-Q
period 2022-03-31
LHC Group, Inc
filed 2022-05-04
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of May 3, 2022: 31,029,045 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data) (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$7,680	$9,809
Receivables:
Patient accounts receivable	376,968	348,820
Other receivables	11,219	13,780
Total receivables	388,187	362,600
Prepaid taxes	13,195	—
Prepaid income taxes	19,004	7,531
Prepaid expenses	22,636	28,401
Other current assets	34,538	24,801
Total current assets	485,240	433,142
Property, building and equipment, net of accumulated depreciation of $101,643 and $98,394, respectively	156,673	153,959
Goodwill	1,747,504	1,748,426
Intangible assets, net of accumulated amortization of $20,772 and $19,152, respectively	397,973	400,002
Operating lease right of use asset	111,954	113,399
Other assets	44,196	46,693
Total assets	$2,943,540	$2,895,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$103,151	$98,118
Salaries, wages, and benefits payable	86,049	100,532
Self-insurance reserves	41,331	33,784
Contract liabilities - deferred revenue	43,922	106,489
Current operating lease payable	37,633	37,630
Amounts due to governmental entities	4,475	5,447
Current liabilities - deferred employer payroll tax	26,790	26,790
Total current liabilities	343,351	408,790
Deferred income taxes	76,749	70,026
Income taxes payable	7,537	7,320
Revolving credit facility	773,270	661,197
Long-term operating lease liabilities	77,287	78,688
Total liabilities	1,278,194	1,226,021
Noncontrolling interest — redeemable	17,539	17,501
Commitments and contingencies
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 60,000,000 shares authorized; 36,687,528 and 36,549,524 shares issued, and 30,558,774 and 30,634,414 shares outstanding, respectively	367	365
Treasury stock — 6,128,754 and 5,915,110 shares at cost, respectively	(193,470)	(164,790)
Additional paid-in capital	984,784	979,642
Retained earnings	770,479	751,025
Total LHC Group, Inc. stockholders’ equity	1,562,160	1,566,242
Noncontrolling interest — non-redeemable	85,647	85,857
Total stockholders' equity	1,647,807	1,652,099
Total liabilities and stockholders' equity	$2,943,540	$2,895,621
See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net service revenue	$571,495	$524,835
Cost of service revenue (excluding depreciation and amortization)	350,388	310,272
Gross margin	221,107	214,563
General and administrative expenses	184,359	163,249
Impairment of intangibles and other	1,229	177
Operating income	35,519	51,137
Interest expense	(4,171)	(263)
Income before income taxes and noncontrolling interest	31,348	50,874
Income tax expense	6,369	9,441
Net income	24,979	41,433
Less net income attributable to noncontrolling interests	5,525	6,774
Net income attributable to LHC Group, Inc.’s common stockholders	$19,454	$34,659

Earnings per share:
Basic	$0.64	$1.11
Diluted	$0.64	$1.10
Weighted average shares outstanding:
Basic	30,478	31,165
Diluted	30,603	31,432

See accompanying Notes to the Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2021	$365	36,549,524	$(164,790)	5,915,110	$979,642	$751,025	$85,857	$1,652,099
Net income (1)	—	—	—	—	—	19,454	2,760	22,214
Noncontrolling interest distributions	—	—	—	—	—	—	(2,970)	(2,970)
Nonvested stock compensation	—	—	—	—	4,376	—	—	4,376
Issuance of vested stock	2	132,651	—	—	—	—	—	2
Treasury shares redeemed to pay income tax	—	—	(3,208)	23,022	68	—	—	(3,140)
Repurchase of common stock	—	—	(25,472)	190,622	—	—	—	(25,472)
Issuance of common stock under Employee Stock Purchase Plan	—	5,353	—	—	698	—	—	698
Balance as of March 31, 2022	$367	36,687,528	$(193,470)	6,128,754	$984,784	$770,479	$85,647	$1,647,807

(1) Net income excludes net income attributable to noncontrolling interest-redeemable of $2.8 million during the three months ended March 31, 2022. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$24,979	$41,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,617	4,999
Amortization of operating lease right of use asset	10,128	8,918
Stock-based compensation expense	4,376	3,513
Deferred income taxes	6,723	7,717
Loss on disposal of assets	155	31
Impairment of intangibles and other	1,229	177
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(25,538)	(28,805)
Prepaid expenses	5,765	(3,980)
Other assets	(7,192)	1,627
Prepaid income taxes	(11,473)	—
Prepaid taxes	(13,195)	—
Accounts payable and accrued expenses	10,602	(2,894)
Salaries, wages, and benefits payable	(6,936)	20,451
Contract liabilities - deferred revenue	(62,567)	—
Operating lease liabilities	(10,046)	(8,925)
Income taxes payable	217	1,119
Net amounts due to/from governmental entities	2,200	(575)
Net cash (used in) provided by operating activities	(64,956)	44,806
Investing activities:
Purchases of property, building and equipment	(6,442)	(4,849)
Proceeds from sale of property, building and equipment	—	45
Proceeds from sale of an entity	—	200
Minority interest investments	(100)	—
Net cash used in investing activities	(6,542)	(4,604)
Financing activities:
Proceeds from line of credit	374,428	—
Payments on line of credit	(262,355)	(20,000)
Proceeds from employee stock purchase plan	698	649
Payments on repurchasing common stock	(34,565)	—
Noncontrolling interest distributions	(5,697)	(5,704)
Withholding taxes paid on stock-based compensation	(3,140)	(9,541)
Purchase of additional controlling interest	—	(142)
Sale of noncontrolling interest	—	284
Net cash provided by (used in) financing activities	69,369	(34,454)
Change in cash	(2,129)	5,748
Cash at beginning of period	9,809	286,569
Cash at end of period	$7,680	$292,317

Non-Cash Financing Activity:
Supplemental disclosures of cash flow information:
Interest paid	$3,519	$495
Income taxes paid	$10,944	$621
Non-Cash Operating Activity:
Operating right of use assets in exchange for lease obligations	$9,371	$11,748
Reduction to right of use assets and liabilities	$(688)	$—
Non-Cash Investing Activity:
Net working capital adjustment	$(102)	$—
Accrued capital expenditures	$372	$1,973

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
As of March 31, 2022, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements operated 956 service locations in 37 states within the continental United States and the District of Columbia.
LHC Group, Inc. and UnitedHealth Group Incorporated Merger
On March 28, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with UnitedHealth Group Incorporated ("Parent") and Lightning Merger Sub Inc., a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The consummation of the Merger, which is subject to customary conditions set forth in the Merger Agreement, is expected to occur during the second half of 2022.
COVID-19 Update
SARS-CoV-2 ("COVID-19") continues to cause disruption in the economy, in terms of increased costs and disruptions in the labor market. The impact of COVID-19 is lessened as vaccines have become available in the United States; however, we continue to see periodic increases in the number of cases due to the spread of COVID-19 variants. The effects of COVID-19 continue to materially impact our business.  As a result, operating results for the three months ended March 31, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022, and operating results for the three months ended March 31, 2022 may not be directly comparable to operating results for the three months ended March 31, 2021.
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
In addition, the CARES Act suspended the 2% sequestration payment adjustments on Medicare patient claims with dates of service from May 1 through December 31, 2020, suspended the application of site-neutral payment for LTACH admissions that were admitted during the Public Health Emergency ("PHE"), and delayed payment of the employer portion of social security tax. On April 14, 2021, Congress passed legislation to continue the suspension of the 2% sequestration payment adjustments on Medicare patient claims with dates of service through December 31, 2021. On December 10, 2021, the Protecting Medicare and American Farmers from Sequester Cut Act legislation passed, which continued the suspension of the sequestration payment adjustments for Medicare patient claims with dates of service through March 31, 2022. Medicare patient claims with dates of service between April 1 through June 30, 2022 will have a 1% sequestration adjustment and Medicare patient claims with dates of service beginning July 1, 2022 will have a 2% sequestration adjustment. On April 12, 2022, the U.S. Department of Health and Human Services extended the PHE until July 15, 2022.
CAAP
As of December 31, 2021, the Company had $106.5 million of accelerated payments under the CAAP, which was recorded in contract liabilities - deferred revenue in our condensed consolidated balance sheets in accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606"). On October 1, 2020, the repayment and recoupment terms for CAAP funds were amended by the Continuing Appropriations Act, 2021 and Other Extensions Act, which provides that recoupment will begin one year from the date the CAAP funds were received. Under these revised terms, recoupment of CAAP will occur under a tiered approach. The repayment terms begin one year starting from the date the CAAP funds were issued and continues 11 months, with CMS recouping the initial 25% of Medicare payments otherwise owed to the

Company. During the three months ended March 31, 2022, $62.6 million was recouped by CMS and $43.9 million of contract liabilities - deferred revenue remains on our condensed consolidated balance sheets as of March 31, 2022.
If any amount of CAAP funds that we received from CMS remain unpaid after the initial 11 month period, CMS recoups 50% of Medicare payments otherwise owed to the Company during the following six months. Interest will begin accruing on any amount of the CAAP funds that we received from CMS that remain unpaid following those recoupment periods. CMS will issue a repayment letter to the Company for any such outstanding amounts, which must be paid in full within 30 days from the date of the letter. The Company intends to repay the full amount before any interest accrues.
Other
During the three months ended March 31, 2022 and 2021, the Company recognized $6.5 million and $6.4 million of net service revenue, respectively, due to the suspension of the 2% sequestration payment adjustment. During the three months ended March 31, 2022 and 2021, the Company recognized $6.5 million and $8.9 million of net service revenue, respectively, due to the suspension of LTACH site-neutral payments. As of March 31, 2022, the Company deferred $26.8 million of employer social security taxes, which was recorded in current liabilities - deferred employer payroll tax on our condensed consolidated balance sheets.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, the related unaudited condensed consolidated statements of income for the three months ended March 31, 2022 and 2021, the unaudited condensed consolidated statements of stockholders' equity for the three months ended March 31, 2022 and 2021, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, and related notes (collectively, these financial statements are referred to as the "interim financial statements" and together with the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented. This report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"), which was filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022, as amended by Amendment No. 1 filed on Form 10-K/A filed by the Company on April 27, 2022 (the "Form 10-K Amendment"). The 2021 Form 10-K and Form 10-K Amendment include information and disclosures not included herein.
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Home health:
Medicare	59.6%	64.1%
Managed Care, Commercial, and Other	40.4	35.9
	100.0%	100.0%
Hospice:
Medicare	93.0%	94.1%
Managed Care, Commercial, and Other	7.0	5.9
	100.0%	100.0%
Home and community-based services:
Medicaid	36.4%	29.2%
Managed Care, Commercial, and Other	63.6	70.8
	100.0%	100.0%
Facility-based services:
Medicare	52.5%	52.7%
Managed Care, Commercial, and Other	47.5	47.3
	100.0%	100.0%
HCI:
Medicare	9.7%	21.3%
Managed Care, Commercial, and Other	90.3	78.7
	100.0%	100.0%
Medicare

The following describes the payment models in effect during the three months ended March 31, 2022. Such payment models have been subject to temporary adjustments made by CMS in response to COVID-19 pandemic as described elsewhere in this Quarterly Report on Form 10-Q. The 2% sequestration reduction adjustment was suspended for patient claims with dates of service through March 31, 2022. Medicare patient claims with dates of service between April 1 through June 30, 2022 will have a 1% sequestration adjustment and Medicare patient claims with dates of service beginning July 1, 2022 will have a 2% sequestration adjustment.
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
The following table sets forth shares used in the computation of basic and diluted per share information and, with respect to the data provided for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Weighted average number of shares outstanding for basic per share calculation	30,478	31,165
Effect of dilutive potential shares:
Nonvested stock	125	267
Adjusted weighted average shares for diluted per share calculation	30,603	31,432
Anti-dilutive shares	297	120

3. Acquisitions
On November 1, 2021, the Company purchased Brookdale Health Care Services' agencies from the recently formed home health, hospice, and outpatient therapy venture between HCA Healthcare and Brookdale Senior Living. The Company's net working capital adjustment was finalized during the three months ended March 31, 2022 for $3.1 million and recorded in accordance with ASC Topic 805, Business Combinations, as an increase to the consideration transferred, In addition, amounts due to government entities was reduced by $3.2 million to reflect payments made for prior years' hospice cap liability.

4. Goodwill and Intangibles
The changes in recorded goodwill and intangible assets by reporting unit for the three months ended March 31, 2022 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Home and community-based services reporting unit	Facility-based reporting unit	HCI reporting unit	Total
Goodwill:
Balance as of December 31, 2021	$968,435	$556,332	$167,027	$15,770	$40,862	$1,748,426
Net working capital adjustments	—	(102)	—	—	—	(102)
Disposals	(130)	(690)	—	—	—	(820)
Balance as of March 31, 2022	$968,305	$555,540	$167,027	$15,770	$40,862	$1,747,504
Intangible assets:
Balance as of December 31, 2021	$237,979	$117,340	$24,245	$5,919	$14,519	$400,002
Amortization	(727)	(573)	(3)	(172)	(145)	(1,620)
Disposals	(319)	(36)	(54)	—	—	(409)
Balance as of March 31, 2022	$236,933	$116,731	$24,188	$5,747	$14,374	$397,973
The Company did record impairments of goodwill and intangible assets related to the closure of underperforming locations. Goodwill impairment of $0.8 million and Medicare licenses impairment of $0.4 million was recorded during the three months ended March 31, 2022. This was recorded in impairment of intangibles and other on the Company's condensed consolidated statements of income. The amount of disposal of goodwill was determined using prices of comparable businesses in the market. The amount of disposal of the Medicare licenses was its carrying value at the time of closure.
The following tables summarize the changes in intangible assets during the three months ended March 31, 2022 and December 31, 2021 (amounts in thousands):

	2022	2021
Indefinite-lived intangible assets:
Trade names	$207,780	$207,780
Certificates of need/licenses	173,546	173,955
Net total	$381,326	$381,735

Definite-lived intangible assets:
Trade names
Gross carrying amount	$11,073	$11,073
Accumulated amortization	(10,098)	(9,606)
Net total	$975	$1,467
Non-compete agreements
Gross carrying amount	$14,524	$14,524
Accumulated amortization	(8,154)	(7,172)
Net total	$6,370	$7,352
Customer relationships
Gross carrying amount	$11,822	$11,822
Accumulated amortization	(2,520)	(2,374)
Net total	$9,302	$9,448
Total definite-lived intangible assets
Gross carrying amount	$37,419	$37,419
Accumulated amortization	(20,772)	(19,152)
Net total	$16,647	$18,267

Total intangible assets:
Gross carrying amount	$418,745	$419,154
Accumulated amortization	(20,772)	(19,152)
Net total	$397,973	$400,002

Remaining useful lives for trade names, customer relationships, and non-compete agreements were 7.5, 16.0, and 4.7 years, respectively, at March 31, 2022. Similar periods at December 31, 2021 were 7.8, 16.3, and 4.9 years for trade names, customer relationships, and non-compete agreements, respectively. Amortization expense was $1.6 million and $0.3 million for the three months ended March 31, 2022 and 2021. Amortization expense was recorded in general and administrative expenses.

5. Debt
Credit Facility
On August 3, 2021, the Company entered into an Amended and Restated Senior Credit Facility (the "2021 Amended Credit Agreement"), which provided a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $800.0 million, which included an additional $500.0 million accordion expansion, and a letter of credit sub-limit equal to $75.0 million. On December 31, 2021, the aggregate commitment was increased to a maximum borrowing limit of $1.0 billion, with an additional $300.0 million accordion expansion. The expiration date of the 2021 Amended Credit Agreement is August 3, 2026.
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
Revolving loans under the 2021 Amended Credit Agreement bear interest at, as selected by the Company, at either (i) the prevailing London Interbank Offered Rate ("LIBOR") (with interest periods of one, three or six months at the Company's option) plus a spread of 1.25% to 2.0% based on the Company's quarterly consolidated Leverage Ratio or (ii) the prevailing prime or base rate plus a spread of 0.25% to 1.00% based on the Company's quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.15% to 0.30% per annum depending upon the Company’s quarterly consolidated Leverage Ratio. The Base Rate as of March 31, 2022 was 4.50% and the LIBOR rate was 2.50%. As of March 31, 2022, the effective interest rate on outstanding borrowings under the 2021 Amended Credit Agreement was 2.52%.
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
As of March 31, 2022, the Company had $773.3 million drawn, letters of credit issued in the amount of $24.3 million, and $202.4 million of remaining borrowing capacity available under the 2021 Amended Credit Agreement. At December 31, 2021, the Company had $661.2 million drawn and letters of credit issued in the amount of $24.3 million under the 2021 Amended Credit Agreement.
Under the terms of the 2021 Amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The 2021 Amended Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with its debt covenants under the 2021 Amended Credit Agreement at March 31, 2022.
6. Stockholder’s Equity
Equity Based Awards
The 2018 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The total number of shares of the Company's common stock originally reserved were 2,210,544 shares and a total of 1,544,799 shares are currently available for issuance. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
Independent directors are granted shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. During the three months ended March 31, 2022, the Company granted 8,800 nonvested shares of common stock to independent directors, which shares will vest 100% on the one year anniversary date.
During the three months ended March 31, 2022, employees and a consultant were granted 182,245 and 10,935 shares, respectively, of nonvested shares of common stock pursuant to the 2018 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment and in accordance with the consulting agreement. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date.
The following table represents the share grants activity for the three months ended March 31, 2022:

	Restricted stock		Options
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Share grants outstanding as of December 31, 2021	415,816	$122.40	74,235	$42.07
Granted	201,980	139.64	—	—
Vested or exercised	(132,651)	105.61	—	—
Share grants outstanding as of March 31, 2022	485,145	$133.86	74,235	$42.07
As of March 31, 2022, there was $60.5 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.60 years. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight-line basis for shares of common stock that vest over time. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods if actual forfeitures differ to ensure that total compensation expense recognized is at least equal to the value of vested awards. The Company recorded $4.4 million and $3.5 million of compensation expense related to nonvested stock grants for the three months ended March 31, 2022 and 2021, respectively.
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
The table below details the shares of common stock issued during 2022:

	Number of shares	Per share price
Shares available as of December 31, 2021	104,344
Shares issued during the three months ended March 31, 2022	5,353	$130.37
Shares available as of March 31, 2022	98,991
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock or the exercise of stock options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the three months ended March 31, 2022, the Company redeemed 22,495 shares of common stock valued at $3.1 million, related to share vesting tax obligations. Such shares are held as treasury stock and are available for reissuance by the Company. Additionally, 527 shares were forfeited for terminated employees. Such shares are held in treasury stock and are available for reissuance by the Company.
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
The Company uses the cost method to account for the repurchase of common stock. During the three months ended March 31, 2022, the Company repurchased 190,622 shares from the open market under its Stock Repurchase plan at an aggregate cost of $25.5 million.
7. Commitments and Contingencies
Contingencies

The Company provides services in a highly regulated industry and is a party to various proceedings and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including audits by Zone Program Integrity Contractors ("ZPICs"), Unified Program Integrity Contractors ("UPICs"), and Recovery Audit Contractors ("RACs") and investigations resulting from the Company's obligation to self-report suspected violations of law). Management cannot predict the ultimate outcome of any regulatory and other governmental and internal audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. These audits and investigations have caused and could potentially continue to cause delays in collections, recoupments from governmental payors. The Company recorded $12.0 million and $16.9 million in its condensed consolidated balance sheets in other assets as of March 31, 2022 and December 31, 2021, respectively, which are due from government payors related to the disputed finding of pending appeals of ZPIC audits. Additionally, these audits may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.
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
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of March 31, 2022, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
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
The carrying amount of each redeemable equity instrument presented in temporary equity for the three months ended March 31, 2022 is not less than the initial amount reported for each instrument.
The following table summarizes the activity of noncontrolling interest-redeemable for the three months ended March 31, 2022 (amounts in thousands):

Balance as of December 31, 2021	$17,501
Net income attributable to noncontrolling interest-redeemable	2,765
Noncontrolling interest-redeemable distributions	(2,727)
Balance as of March 31, 2022	$17,539

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

The Company recognizes operating lease right of use assets and operating lease payable based on the present value of the future minimum lease payments at the lease commencement date. The Company's leases do not provide implicit rates. Therefore, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. As of March 31, 2022, the weighted-average remaining lease term was 3.78 years and weighted-average discount rate was 4.19%.

The following table summarizes the operating lease right of use assets and related lease payables in our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Operating lease right of use asset	$111,954	$113,399
Current operating lease liabilities	37,633	37,630
Long-term operating lease liabilities	77,287	78,688

The components of lease costs for operating leases for the three months ended March 31, 2022 and 2021 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$14,346	$12,190
Short-term lease cost	930	855
Variable lease cost	820	1,013
Total lease costs	$16,096	$14,058

Maturities of operating lease liabilities as of March 31, 2022 were as follows (amounts in thousands):

Month ending March 31,
2022	$31,977
2023	34,042
2024	24,748
2025	17,148
Thereafter	16,016
Total future minimum lease payments	123,931
Less: Imputed interest	(9,011)
Total	$114,920

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

The following tables summarize the Company’s segment information for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31, 2022
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$387,892	$101,906	$44,340	$32,139	$5,218	$571,495
Cost of service revenue (excluding depreciation and amortization)	228,207	66,065	28,955	24,205	2,956	350,388
General and administrative expenses	126,807	31,345	11,418	11,428	3,361	184,359
Impairment of intangibles and other	449	726	54	—	—	1,229
Operating income (loss)	32,429	3,770	3,913	(3,494)	(1,099)	35,519
Interest expense	(2,970)	(498)	(413)	(208)	(82)	(4,171)
Income (loss) before income taxes and noncontrolling interest	29,459	3,272	3,500	(3,702)	(1,181)	31,348
Income tax expense (benefit)	4,769	596	2,258	(962)	(292)	6,369
Net income (loss)	24,690	2,676	1,242	(2,740)	(889)	24,979
Less net income (loss) attributable to non controlling interests	4,596	680	85	171	(7)	5,525
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$20,094	$1,996	$1,157	$(2,911)	$(882)	$19,454
Total assets	$1,756,250	$803,004	$240,195	$80,831	$63,260	$2,943,540

	Three Months Ended March 31, 2021
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$373,828	$62,734	$49,125	$33,369	$5,779	$524,835
Cost of service revenue (excluding depreciation and amortization)	212,373	38,570	34,872	21,175	3,282	310,272
General and administrative expenses	119,397	18,127	11,529	11,257	2,939	163,249
Impairment of intangibles and other	177	—	—	—	—	177
Operating income (loss)	41,881	6,037	2,724	937	(442)	51,137
Interest expense	(182)	(36)	(24)	(14)	(7)	(263)
Income (loss) before income taxes and noncontrolling interest	41,699	6,001	2,700	923	(449)	50,874
Income tax expense (benefit)	7,890	1,067	518	57	(91)	9,441
Net income (loss)	33,809	4,934	2,182	866	(358)	41,433
Less net income (loss) attributable to noncontrolling interests	4,849	1,015	279	657	(26)	6,774
Net income (loss) attributable to LHC Group, Inc.'s common stockholders	$28,960	$3,919	$1,903	$209	$(332)	$34,659
Total assets	$1,785,486	$308,009	$262,538	$97,692	$69,129	$2,522,854

12. Income Taxes

The effective tax rate for the three months ended March 31, 2022 and 2021 benefited from $0.4 million and $2.1 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company’s unrecognized tax benefits would affect the tax rate, if recognized.  The Company includes the full amount of unrecognized tax benefits in income taxes payable in noncurrent liabilities in the Company's condensed consolidated balance sheets.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. As of March 31, 2022 and December 31, 2021, the Company recognized $7.5 million and $7.3 million, respectively, in unrecognized tax benefits.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements, including the potential future impact of COVID-19 on our results of operations and liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the potential impact on supply chain disruptions and increased costs associated with obtaining personal protective equipment, the expected benefit of the CARES Act on our liquidity, and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•our expectations regarding financial condition or results of operations for periods after March 31, 2022;
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
The forward-looking statements included in this report reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in the Part II, Item 1A. “Risk Factors,” included in this report and in our other filings with the SEC, including our 2021 Form 10-K, as updated by our subsequent filings with the SEC. This report should be read in conjunction with the 2021 Form 10-K and Form 10-K Amendment, and all of our other filings made with the SEC through the date of this report, including quarterly reports on Form 10-Q and current reports on Form 8-K.
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

OVERVIEW
General
We provide quality, cost-effective post-acute health care services to our patients. As of March 31, 2022, we have 956 service providers in 37 states within the continental United States and the District of Columbia. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services primarily offered through our long-term acute care hospitals (“LTACHs”), and (5) healthcare innovations services ("HCI"). We intend to increase the number of service providers within each of our segments that we operate through continued acquisitions, joint ventures, and organic development.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of March 31, 2022, we operated 546 home health services locations, of which 336 are wholly-owned, 206 are majority-owned through equity joint ventures, two are under license lease arrangements, and the operations of the remaining two locations are only managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of March 31, 2022, we operated 169 hospice locations, of which 104 are wholly-owned, 63 are majority-owned through equity joint ventures, and two are under license lease arrangements.
Through our home and community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of March 31, 2022, we operated 135 home and community-based services locations, of which 120 are wholly-owned and 15 are majority-owned through equity joint ventures.
We provide facility-based services principally through our LTACHs. As of March 31, 2022, we operated 11 LTACHs with 12 locations, all but three of which are located within host hospitals. We also operate two skilled nursing facilities, a family health center, two rural health clinics, and 75 therapy clinics. Of these 92 facility-based services locations, 81 are wholly-owned, and 11 are majority-owned through equity joint ventures.
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
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of March 31, 2022, the Joint Commission had accredited 523 of our 546 home health services locations and 110 of our 169 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
Reporting segment	2022	2021
Home health services	67.9%	71.2%
Hospice services	17.8	11.9
Home and community-based services	7.8	9.4
Facility-based services	5.6	6.4
HCI	0.9	1.1
	100.0%	100.0%
Recent Developments
The reader is encouraged to review our detailed discussion of health care legislation and Medicare regulations in the similarly titled section in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with the discussions in Part I, Item 1, “Business; Government Regulation” and in Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K.
Coronavirus and Coronavirus Aid, Relief, and Economic Security Act
The following portions of the CARES Act impacted us during the three months ended March 31, 2022:
•CAAP: CMS recouped $62.6 million of CAAP. As of March 31, 2022, $43.9 million of contract liabilities - deferred revenue remains on our condensed consolidated balance sheets.
•Suspension of the 2% sequestration payment adjustment: During the three months ended March 31, 2022 and 2021, we recognized $6.5 million and $6.4 million of net service revenue, respectively, due to the suspension of the 2% sequestration payment adjustment.
•Waiver of the application of site-neutral payment: Under Section 1886(m)(6)(A)(i) of the Act, the claims processing systems was updated to pay all LTACH cases admitted during the COVID-19 PHE period at the LTACH-PPS standard federal rate, effective for claims with an admission date occurring on or after January 27, 2020 through the end of the PHE period. During the three months ended March 31, 2022 and 2021, we recognized $6.5 million and $8.9 million of net service revenue, respectively, due to the suspension of LTACH site-neutral payments.
During the three months ended March 31, 2022, we did experience higher costs related to higher contract labor utilization due to an increase in our clinicians being on quarantine from COVID-19 exposure or potential exposure. There is no guarantee that we won’t experience similar impacts in the future or experience a decrease in demand for our services as a result of COVID-19. The rapid development and fluidity of this situation makes it difficult to predict the ultimate impact of COVID-19 on our business and operations. Nevertheless, COVID-19 presents a material uncertainty which could materially impact our business and results of operations in the future.
Hospice
On March 30, 2022, CMS released a proposed rule for fiscal year 2023 to update payment rates and the wage index. The proposed rule states the following:
•A proposed payment rate increase of 2.7%, which applies a 3.1% market basket update and a 0.4 percentage point reduction for productivity.
•Hospice agencies that fail to meet quality reporting requirements will receive a two percentage point reduction to the annual market basket update.
•A proposed increase of the aggregate cap value of $32,142.65, as compared to $31,297.61 for fiscal year 2022.
•A proposed permanent cap on negative wage index changes greater than a 5% decrease from the prior year, regardless of the underlying reason for the decrease.
The following are the proposed fiscal year 2023 base payment rates for various levels of care, which will begin on October 1, 2022 and will end September 30, 2023 and the final fiscal year 2022 base payment rates for various levels of care, which began on October 1, 2021 and will end September 30, 2022 (payment rates for hospice providers not complying with the hospice quality reporting requirements will be 2% lower than the values referenced below):

Description	Proposed Fiscal Year 2023 Rate per patient day	Fiscal Year 2022 Rate per patient day
Routine Home Care days 1-60	$209.14	$203.40
Routine Home Care days 60+	$165.25	$160.74
Continuous Home Care	$1,505.61	$1,462.52
Full rate = 24 hours of care
$60.94 = hourly rate for 2022 $62.73 = hourly rate for 2023
Inpatient Respite Care	$486.88	$473.75
General Inpatient Care	$1,098.88	$1,068.28
Facility-based

On April 18, 2022, CMS issued a proposed rule for the fiscal year 2023 Long-Term Care Hospital Prospective Payment System. CMS proposed to update payments by a net 0.7%, which includes a 3.1% market basket update that would be offset by a statutorily mandated cut of 0.4% for productivity, a 1.7% for high-cost outlier payments and other adjustments.

RESULTS OF OPERATIONS
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the three months ended March 31, 2022 and 2021 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2022			2021			Increase (Decrease)
Net service revenue	$571,495			$524,835			$46,660
Cost of service revenue (excluding depreciation and amortization)	350,388	61.3%		310,272	59.1%		40,116
General and administrative expenses	184,359	32.3		163,249	31.1		21,110
Impairment of intangibles and other	1,229			177			1,052
Interest expense	(4,171)			(263)			3,908
Income tax expense	6,369	26.0	(1)	9,441	26.2	(1)	(3,072)
Net income attributable to noncontrolling interests	5,525			6,774			(1,249)
Net income attributable to LHC Group, Inc.’s common stockholders	$19,454			$34,659			$(15,205)

(1) Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized of $0.4 million and $2.1 million during the three months ended March 31, 2022 and 2021, respectively.

Revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended March 31, 2022 and the related change from the same period in 2021 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; revenue excludes implicit price concessions):

The below data for the three months ended March 31, 2022 was impacted by the COVID-19 pandemic.
	Organic (1)	Organic Growth (Loss) %	Acquired (2)	Total	Total Growth (Loss) %
Home health services
Revenue	$378,922	0.6%	$16,356	$395,278	3.6%
Revenue Medicare	$223,195	(6.6)	$11,132	$234,327	(3.2)
Admissions	108,432	1.6	4,690	113,122	4.8
Medicare Admissions	50,097	(7.0)	2,497	52,594	(3.3)
Average Census	82,358	(0.8)	2,989	85,347	1.7
Average Medicare Census	40,283	(10.0)	1,661	41,944	(7.3)
Home Health Episodes	77,203	(7.7)	3,139	80,342	(5.0)
Hospice services
Revenue	$65,199	0.5	$38,463	$103,662	61.3
Revenue Medicare	$60,139	0.4	$35,113	$95,252	60.3
Admissions	5,903	4.0	2,473	8,376	53.7
Medicare Admissions	5,192	2.7	2,187	7,379	51.4
Average Census	4,390	(0.8)	2,675	7,065	60.2
Average Medicare Census	4,070	(1.6)	2,439	6,509	57.7
Patient days	394,505	(0.2)	241,316	635,821	60.2
Home and community-based services
Revenue	$44,679	(9.1)	$760	$45,439	(8.2)
Billable hours	1,648,055	(12.8)	25,637	1,673,692	(12.0)
Facility-based services
LTACHs
Revenue	$29,732	(7.5)	$—	$29,732	(7.5)
Patient days	20,513	(3.1)	—	20,513	(3.1)
Other facility-based services
Revenue	$3,482	83.2	$—	$3,482	83.2
HCI
Revenue	$5,358	(9.8)	$—	$5,358	(9.8)
Consolidated
Revenue	$527,372	(0.4)	$55,579	$582,951	8.9

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
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2022		2021
Home health services
Salaries, wages and benefits	$209,443	54.0%	$192,237	51.4%
Transportation	9,207	2.4	8,820	2.4
Supplies and services	9,557	2.5	11,316	3.0
Total	$228,207	58.8%	$212,373	56.8%
Hospice services
Salaries, wages and benefits	$49,234	48.3%	$28,012	44.7%
Transportation	2,799	2.7	1,830	2.9
Supplies and services	14,032	13.8	8,728	13.9
Total	$66,065	64.8%	$38,570	61.5%
Home and community-based services
Salaries, wages and benefits	$28,698	64.7%	$34,154	69.5%
Transportation	389	0.9	416	0.8
Supplies and services	(132)	(0.3)	302	0.6
Total	$28,955	65.3%	$34,872	70.9%
Facility-based services
Salaries, wages and benefits	$18,704	58.2%	$16,034	48.1%
Transportation	46	0.1	10	—
Supplies and services	5,455	17.0	5,131	15.4
Total	$24,205	75.3%	$21,175	63.5%
HCI
Salaries, wages and benefits	$2,905	55.7%	$3,205	55.5%
Transportation	43	0.8	51	0.9
Supplies and services	8	0.2	26	0.4
Total	$2,956	56.7%	$3,282	56.9%
Consolidated
Salaries, wages and benefits	$308,984	54.1%	$273,642	52.1%
Transportation	12,484	2.2	11,127	2.1
Supplies and services	28,920	5.1	25,503	4.8
Total	$350,388	61.3%	$310,272	59.1%

During 2022, cost of service revenue in our home health, hospice, and facility-based segments were impacted by the continued use of nursing contract labor due to the current labor market and increased labor costs related to acquisitions purchased during the latter half of 2021. Cost of service revenue in our home and community-based segment declined due to the lower patient volumes resulting in a decrease in billable hours and a decrease in total costs; however, this was offset by $2.9 million of money received from various state Medicaid programs in response to COVID-19 relief funds.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended March 31,
	2022		2021
Home health services
General and administrative	$123,835	31.9%	$116,461	31.2%
Depreciation and amortization	2,972	0.8	2,936	0.8
Total	$126,807	32.7%	$119,397	32.0%
Hospice services
General and administrative	$30,111	29.5%	$17,575	28.0%
Depreciation and amortization	1,234	1.2	552	0.9
Total	$31,345	30.8%	$18,127	28.9%
Home and community-based services
General and administrative	$11,141	25.1%	$11,133	22.7%
Depreciation and amortization	277	0.6	396	0.8
Total	$11,418	25.7%	$11,529	23.5%
Facility-based services
General and administrative	$10,518	32.7%	$10,416	31.2%
Depreciation and amortization	910	2.8	841	2.5
Total	$11,428	35.5%	$11,257	33.7%
HCI
General and administrative	$3,137	60.1%	$2,665	46.1%
Depreciation and amortization	224	4.3	274	4.7
Total	$3,361	64.4%	$2,939	50.8%
Consolidated
General and administrative	$178,742	31.3%	$158,250	30.2%
Depreciation and amortization	5,617	1.0	4,999	0.9
Total	$184,359	32.3%	$163,249	31.1%

During 2022, consolidated general and administrative expenses increased as a percentage of revenue from 31.1% to 32.3%. We incurred higher administrative costs related to acquisitions purchased during the latter half of 2021.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our cash balance at March 31, 2022 was $7.7 million and we have $166.2 million of available liquidity from cash and our revolving credit facility, net of $43.9 million liabilities associated with the CAAP. We have additional capacity in our revolving credit facility of $300.0 million per our accordion expansion. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months.
Our principal source of liquidity for operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third-party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our credit facility, which provides for aggregate borrowings, including outstanding letters of credit.
The following table summarizes changes in cash (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(64,956)	$44,806
Investing activities	(6,542)	(4,604)
Financing activities	69,369	(34,454)
Change in cash	$(2,129)	$5,748
Cash at beginning of period	9,809	286,569
Cash at end of period	$7,680	$292,317

CMS began recoupments of the CAAP during the second quarter of 2021. During the three months ended March 31, 2022, CMS recouped $62.6 million of the CAAP, as compared to no recoupment activity during the three months ended March 31, 2021. During 2022, we paid $10.9 million in income taxes and $13.2 million of prepaid payroll taxes. In addition, we utilized our credit agreement for funding of the share repurchase plan and recoupments of the CAAP.
Indebtedness

On August 3, 2021, we entered into an Amended and Restated Senior Credit Facility (the "2021 Amended Credit Agreement"), which provided a senior, secured revolving line of credit commitment with a maximum principal borrowing limit of $800.0 million, which included an additional $500.0 million accordion expansion, and a letter of credit sub-limit equal to $75.0 million. On December 31, 2021, the aggregate commitment was increased to a maximum borrowing limit of $1.0 billion, with an additional $300.0 million accordion expansion. The expiration date of the 2021 Amended Credit Agreement is August 3, 2026.

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

Revolving loans under the 2021 Amended Credit Agreement bear interest, as selected us, at either (i) the prevailing London Interbank Offered Rate ("LIBOR") (with interest periods of one, three or six months at our option) plus a spread of 1.25% to 2.0% based on our quarterly consolidated Leverage Ratio or (ii) the prevailing prime or base rate plus a spread of 0.25% to 1.00% based on our quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at any time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.15% to 0.30% per annum depending upon our quarterly consolidated Leverage Ratio. The Base Rate as of March 31, 2022 was 4.50% and the LIBOR rate was 2.50%. As of March 31, 2022, the effective interest rate on outstanding borrowings under the 2021 Amended Credit Agreement was 2.52%.
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
As of March 31, 2022, we had $773.3 million drawn, letters of credit issued in the amount of $24.3 million, and $202.4 million of remaining borrowing capacity available under the 2021 Amended Credit Agreement. At December 31, 2021, we had $661.2 million drawn and letters of credit issued in the amount of $24.3 million under the 2021 Amended Credit Facility.
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
At March 31, 2022, we were in compliance with all debt covenants.
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
Critical Accounting Policies
For a discussion of critical accounting policies, see Part II. Item 7 of our 2021 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased our interest expense by $1.8 million for the three months ended March 31, 2022.
ITEM 4.    CONTROLS AND PROCEDURES
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2022, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022, the end of the period covered by this Quarterly Report.
Changes in Internal Controls Over Financial Reporting
We, including the principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of the controls and procedures, the principal executive officer and principal financial officer concluded the disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022, the end of the period covered by this Quarterly Report.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
There have been no material changes in the Company’s risk factors from those in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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
The following table provides information regarding shares of our common stock, $0.01 par value per share, purchased in accordance with the stock repurchase plan during the three months ended March 31, 2022:

Period	(a) Total number of shares repurchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2022 - January 31, 2022	190,622	$133.63	190,622	$140,791,831
February 1, 2022 - February 28, 2022	—	$—	—	$140,791,831
March 1, 2022 - March 31, 2022	—	$—	—	$140,791,831
Total	190,622	$133.63	190,622	$140,791,831
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

2.1
Agreement and Plan of Merger, dated as of March 28, 2022, by and among LHC Group, Inc., UnitedHealth Group Incorporated, and Lightning Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to LHC Group's Form 8-K filed on March 29, 2022).

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

LHC GROUP, INC.
(Registrant)

Date: May 4, 2022	/s/ Dale G. Mackel
Dale G. Mackel
Chief Financial Officer (Principal financial officer)