Form 10-Q
period 2022-06-30
LHC Group, Inc
filed 2022-08-04
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of August 1, 2022: 31,028,822 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data) (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$27,400	$9,809
Receivables:
Patient accounts receivable	342,068	348,820
Other receivables	13,304	13,780
Amounts due from governmental entities	483	—
Total receivables	355,855	362,600
Prepaid income taxes	19,613	7,531
Prepaid expenses	20,556	28,401
Other current assets	36,166	24,801
Total current assets	459,590	433,142
Property, building and equipment, net of accumulated depreciation of $106,541 and $98,394, respectively	155,978	153,959
Goodwill	1,751,430	1,748,426
Intangible assets, net of accumulated amortization of $21,902 and $19,152, respectively	397,121	400,002
Operating lease right of use asset	109,925	113,399
Other assets	63,830	46,693
Total assets	$2,937,874	$2,895,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$124,222	$98,118
Salaries, wages, and benefits payable	94,432	100,532
Self-insurance reserves	41,302	33,784
Contract liabilities - deferred revenue	8,222	106,489
Current operating lease payable	36,929	37,630
Amounts due to governmental entities	3,034	5,447
Current liabilities - deferred employer payroll tax	26,790	26,790
Total current liabilities	334,931	408,790
Deferred income taxes	80,691	70,026
Income taxes payable	7,754	7,320
Revolving credit facility	759,000	661,197
Long-term operating lease liabilities	75,971	78,688
Total liabilities	1,258,347	1,226,021
Noncontrolling interest — redeemable	17,210	17,501
Commitments and contingencies
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 60,000,000 shares authorized; 36,703,550 and 36,549,524 shares issued, and 30,567,333 and 30,634,414 shares outstanding, respectively	367	365
Treasury stock — 6,136,217 and 5,915,110 shares at cost, respectively	(194,390)	(164,790)
Additional paid-in capital	990,247	979,642
Retained earnings	781,063	751,025
Total LHC Group, Inc. stockholders’ equity	1,577,287	1,566,242
Noncontrolling interest — non-redeemable	85,030	85,857
Total stockholders' equity	1,662,317	1,652,099
Total liabilities and stockholders' equity	$2,937,874	$2,895,621
See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net service revenue	$576,193	$545,907	$1,147,688	$1,070,742
Cost of service revenue (excluding depreciation and amortization)	353,933	317,872	704,321	628,144
Gross margin	222,260	228,035	443,367	442,598
General and administrative expenses	196,390	167,061	380,749	330,310
Impairment of intangibles and other	842	760	2,071	937
Operating income	25,028	60,214	60,547	111,351
Interest expense	(6,407)	(143)	(10,578)	(406)
Income before income taxes and noncontrolling interest	18,621	60,071	49,969	110,945
Income tax expense	3,679	13,318	10,048	22,759
Net income	14,942	46,753	39,921	88,186
Less net income attributable to noncontrolling interests	4,358	9,110	9,883	15,884
Net income attributable to LHC Group, Inc.’s common stockholders	$10,584	$37,643	$30,038	$72,302

Earnings per share:
Basic	$0.35	$1.21	$0.98	$2.32
Diluted	$0.35	$1.20	$0.98	$2.30
Weighted average shares outstanding:
Basic	30,543	31,225	30,508	31,188
Diluted	30,676	31,430	30,623	31,423

See accompanying Notes to the Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Six months ended June 30, 2022
	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2021	$365	36,549,524	$(164,790)	5,915,110	$979,642	$751,025	$85,857	$1,652,099
Net income (1)	—	—	—	—	—	19,454	2,760	22,214
Noncontrolling interest distributions	—	—	—	—	—	—	(2,970)	(2,970)
Nonvested stock compensation	—	—	—	—	4,376	—	—	4,376
Issuance of vested stock	2	132,651	—	—	—	—	—	2
Treasury shares redeemed to pay income tax	—	—	(3,208)	23,022	68	—	—	(3,140)
Repurchase of common stock	—	—	(25,472)	190,622	—	—	—	(25,472)
Issuance of common stock under Employee Stock Purchase Plan	—	5,353	—	—	698	—	—	698
Balance as of March 31, 2022	$367	36,687,528	$(193,470)	6,128,754	$984,784	$770,479	$85,647	$1,647,807
Net income (1)	—	—	—	—	—	10,584	2,124	12,708
Acquired noncontrolling interest	—	—	—	—	—	—	707	707
Noncontrolling interest distributions	—	—	—	—	—	—	(3,281)	(3,281)
Purchase of additional controlling interest	—	—	—	—	(209)	—	(167)	(376)
Nonvested stock compensation	—	—	—	—	4,943	—	—	4,943
Issuance of vested stock	—	7,556	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(852)	5,144	344	—	—	(508)
Exercise of options	—	5,124	(68)	2,319	(150)	—	—	(218)
Issuance of common stock under Employee Stock Purchase Plan	—	3,342	—	—	535	—	—	535
Balance as of June 30, 2022	$367	36,703,550	$(194,390)	6,136,217	$990,247	$781,063	$85,030	$1,662,317

(1) Net income excludes net income attributable to noncontrolling interest-redeemable of $2.2 million and $5.0 million during the three and six months ended June 30, 2022. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Six months ended June 30,
	2022	2021
Operating activities:
Net income	$39,921	$88,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,723	9,541
Amortization of operating lease right of use asset	20,412	17,995
Stock-based compensation expense	9,319	7,506
Deferred income taxes	10,665	19,489
Loss on disposal of assets	221	19
Impairment of intangibles and other	2,071	937
Changes in operating assets and liabilities, net of acquisitions:
Receivables	5,686	(25,649)
Prepaid expenses	7,845	(4,484)
Other assets	(13,403)	6,170
Prepaid income taxes	(12,083)	(13,739)
Accounts payable and accrued expenses	31,358	(9,148)
Salaries, wages, and benefits payable	1,338	(4,560)
Contract liabilities - deferred revenue	(98,267)	(65,026)
Operating lease liabilities	(20,286)	(17,962)
Income taxes payable	434	(21,042)
Net amounts due to/from governmental entities	758	(57)
Net cash used in operating activities	(2,288)	(11,824)
Investing activities:
Purchases of property, building and equipment	(11,138)	(15,619)
Proceeds from sale of property, building and equipment	—	150
Cash paid for acquisitions, net of cash acquired	(2,570)	(649)
Proceeds from sale of an entity	—	1,531
Minority interest investments	(15,100)	(10,100)
Net cash used in investing activities	(28,808)	(24,687)
Financing activities:
Proceeds from line of credit	597,250	—
Payments on line of credit	(499,447)	(20,000)
Government stimulus advance	—	(93,257)
Proceeds from employee stock purchase plan	1,233	1,222
Payments on repurchasing common stock	(34,565)	—
Noncontrolling interest distributions	(11,541)	(13,332)
Withholding taxes paid on stock-based compensation	(3,867)	(10,754)
Purchase of additional controlling interest	(376)	(2,113)
Sale of noncontrolling interest	—	284
Net cash provided by (used in) financing activities	48,687	(137,950)
Change in cash	17,591	(174,461)
Cash at beginning of period	9,809	286,569
Cash at end of period	$27,400	$112,108

Non-Cash Financing Activity:
Supplemental disclosures of cash flow information:
Interest paid	$9,321	$1,322
Income taxes paid	$11,191	$38,103
Non-Cash Operating Activity:
Operating right of use assets in exchange for lease obligations	$18,633	$25,656
Reduction to right of use assets and liabilities	$(1,695)	$—
Non-Cash Investing Activity:
Net working capital adjustment	$1,440	$—
Accrued capital expenditures	$74	$1,108

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
As of June 30, 2022, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements operated 953 service locations in 37 states within the continental United States and the District of Columbia.
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
COVID-19 Update
SARS-CoV-2 ("COVID-19") continues to cause disruption in the economy, in terms of increased costs and disruptions in the labor market. The impact of COVID-19 is lessened as vaccines have become available in the United States; however, we continue to see periodic increases in the number of cases due to the spread of COVID-19 variants. The effects of COVID-19 continue to materially impact our business.  As a result, operating results for the three and six months ended June 30, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022, and operating results for the three and six months ended June 30, 2022 may not be directly comparable to operating results for the three and six months ended June 30, 2021.
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
In addition, the CARES Act suspended the 2% sequestration payment adjustments on Medicare patient claims with dates of service from May 1 through December 31, 2020, suspended the application of site-neutral payment for LTACH admissions that were admitted during the Public Health Emergency ("PHE"), and delayed payment of the employer portion of social security tax. On April 14, 2021, Congress passed legislation to continue the suspension of the 2% sequestration payment adjustments on Medicare patient claims with dates of service through December 31, 2021. On December 10, 2021, the Protecting Medicare and American Farmers from Sequester Cut Act legislation passed, which continued the suspension of the sequestration payment adjustments for Medicare patient claims with dates of service through March 31, 2022. Medicare patient claims with dates of service between April 1 through June 30, 2022 had a 1% sequestration adjustment and Medicare patient claims with dates of service beginning July 1, 2022 had a 2% sequestration adjustment. On July 15, 2022, the U.S. Department of Health and Human Services extended the PHE until October 13, 2022.
CAAP
As of December 31, 2021, the Company had $106.5 million of accelerated payments under the CAAP, which was recorded in contract liabilities - deferred revenue in our condensed consolidated balance sheets in accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606"). On October 1, 2020, the repayment and recoupment terms for CAAP funds were amended by the Continuing Appropriations Act, 2021 and Other Extensions Act, which provides that recoupment will begin one year from the date the CAAP funds were received. Under these revised terms, recoupment of CAAP will occur under a tiered approach. The repayment terms begin one year starting from the date the CAAP funds were issued and continues 11 months, with CMS recouping the initial 25% of Medicare payments otherwise owed to the

Company. During the six months ended June 30, 2022, $98.3 million was recouped by CMS and $8.2 million of contract liabilities - deferred revenue remains on our condensed consolidated balance sheets as of June 30, 2022.
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
Other

The Company recognized the following amounts of net service revenue due to the suspension of the 2% sequestration payment adjustment and suspension of LTACH site-neutral payments (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Suspension of 2% sequestration payment adjustment	$3,441	$6,414	$9,952	$12,854
Suspension of LTACH site-neutral payment	5,607	6,890	12,154	12,481

As of June 30, 2022, the Company deferred $26.8 million of employer social security taxes, which was recorded in current liabilities - deferred employer payroll tax on our condensed consolidated balance sheets.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, the related unaudited condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021, the unaudited condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2022 and 2021, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and related notes (collectively, these financial statements are referred to as the "interim financial statements" and together with the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
The Company determines the transaction price based on gross charges for services provided, reduced by estimates for explicit and implicit price concessions. Explicit price concessions include contractual adjustments provided to patients and third-party payors. Implicit price concessions include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from regulatory reviews, audits, billing reviews and other matters. Subsequent changes to the estimate of the transaction price are recorded as adjustments to net service revenue in the period of change. Subsequent changes that are determined to be the result of an adverse change in the patient's ability to pay (i.e., change in credit risk) are recorded as a provision for doubtful accounts within general and administrative expenses.
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Home health:
Medicare	58.9%	62.2%	59.3%	63.1%
Managed Care, Commercial, and Other	41.1	37.8	40.7	36.9
	100.0%	100.0%	100.0%	100.0%
Hospice:
Medicare	92.8%	93.8%	92.9%	94.0%
Managed Care, Commercial, and Other	7.2	6.2	7.1	6.0
	100.0%	100.0%	100.0%	100.0%
Home and community-based services:
Medicaid	35.5%	32.1%	36.0%	30.7%
Managed Care, Commercial, and Other	64.5	67.9	64.0	69.3
	100.0%	100.0%	100.0%	100.0%
Facility-based services:
Medicare	53.6%	50.1%	53.0%	51.4%
Managed Care, Commercial, and Other	46.4	49.9	47.0	48.6
	100.0%	100.0%	100.0%	100.0%
HCI:
Medicare	11.1%	17.8%	10.4%	19.5%
Managed Care, Commercial, and Other	88.9	82.2	89.6	80.5
	100.0%	100.0%	100.0%	100.0%
Medicare
The following describes the payment models in effect during the six months ended June 30, 2022. Such payment models were subject to temporary adjustments made by CMS in response to COVID-19 pandemic as described elsewhere in this Quarterly Report on Form 10-Q. The 2% sequestration reduction adjustment was suspended for patient claims with dates of service through March 31, 2022. Medicare patient claims with dates of service between April 1 through June 30, 2022 had a 1% sequestration payment adjustment. Medicare patient claims with dates of service beginning July 1, 2022 had the full 2% sequestration payment adjustment.
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
The following table sets forth shares used in the computation of basic and diluted per share information and, with respect to the data provided for the three and six months ended June 31, 2022 and 2021 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Weighted average number of shares outstanding for basic per share calculation	30,543	31,225	30,508	31,188
Effect of dilutive potential shares:
Nonvested stock	133	205	115	235
Adjusted weighted average shares for diluted per share calculation	30,676	31,430	30,623	31,423
Anti-dilutive shares	91	—	281	119

Investments

During the six months ended June 30, 2022, the Company invested $15.0 million and became a minority owner in a post-acute management services company. During the six months ended June 30, 2021, the Company invested $10.0 million and became a minority owner in a healthcare analytics company and invested $0.1 million in Jumpstart Nova Fund, LP. These investments are recorded in other assets in our condensed consolidated balance sheets. These investments were accounted for under the cost method of accounting as the Company does not have the ability to exercise significant influence in connection with its minority ownership positions.
3. Acquisitions
On September 1, 2021, the Company purchased Heart of Hospice. During the six months ended June 30, 2022, the Company recorded a decrease in patient accounts receivable of $1.5 million due to information obtained that related to facts and circumstances that existed at the time of acquisition; therefore, it was an adjustment to the provisional amounts previously recognized.
On November 1, 2021, the Company purchased Brookdale Health Care Services' agencies from the recently formed home health, hospice, and outpatient therapy venture between HCA Healthcare and Brookdale Senior Living. The Company's net working capital adjustment was finalized during the six months ended June 30, 2022 for $3.1 million and recorded in accordance with ASC Topic 805, Business Combinations, as an increase to the consideration transferred. In addition, amounts due to government entities was reduced by $3.2 million to reflect payments made for prior years' hospice cap liability.
On May 1, 2022, the Company purchased the majority ownership of a home health agency from Archbold Medical Center, which included two locations in Georgia. Total consideration for the acquisition was $3.7 million. The purchase price was determined based on the Company's analysis of comparable acquisitions and the target market's potential future cash flows.
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
The following table summarizes the preliminary amounts of the assets acquired and liabilities assumed at their acquisition date, as well as their fair value at the acquisition date and the noncontrolling interest acquired during the six months ended June 30, 2022 (amounts in thousands):

Consideration
Cash	$2,570
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed:
Trade name	$453
Certificates of need/licenses	357
Other liabilities	(227)
Total identifiable assets and liabilities	$583

Noncontrolling interest	$707
Goodwill, including noncontrolling interest of $504	$2,694
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
4. Goodwill and Intangibles
The changes in recorded goodwill and intangible assets by reporting unit for the six months ended June 30, 2022 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Home and community-based services reporting unit	Facility-based reporting unit	HCI reporting unit	Total
Goodwill:
Balance as of December 31, 2021	$968,435	$556,332	$167,027	$15,770	$40,862	$1,748,426
Net working capital adjustments	—	1,440	—	—	—	1,440
Acquisitions	2,190	—	—	—	—	2,190
Noncontrolling interests	504	—	—	—	—	504
Disposals	(440)	(690)	—	—	—	(1,130)
Balance as of June 30, 2022	$970,689	$557,082	$167,027	$15,770	$40,862	$1,751,430
Intangible assets:
Balance as of December 31, 2021	$237,979	$117,340	$24,245	$5,919	$14,519	$400,002
Acquisitions	810	—	—	—	—	810
Amortization	(1,193)	(985)	(6)	(275)	(291)	(2,750)
Disposals	(490)	(397)	(54)	—	—	(941)
Balance as of June 30, 2022	$237,106	$115,958	$24,185	$5,644	$14,228	$397,121
The Company did record impairments of goodwill and intangible assets related to the closure of underperforming locations. Goodwill impairment of $1.1 million and Medicare licenses impairment of $0.9 million was recorded during the six months ended June 30, 2022. Goodwill impairment of $0.02 million and Medicare licenses impairment of $0.9 million was recorded during the six months ended June 30, 2021. This was recorded in impairment of intangibles and other on the Company's condensed consolidated statements of income. The amount of disposal of goodwill was determined using prices of comparable businesses in the market. The amount of disposal of the Medicare licenses was its carrying value at the time of closure.

The following tables summarize the changes in intangible assets during the six months ended June 30, 2022 and December 31, 2021 (amounts in thousands):

	2022	2021
Indefinite-lived intangible assets:
Trade names	$208,233	$207,780
Certificates of need/licenses	173,371	173,955
Net total	$381,604	$381,735

Definite-lived intangible assets:
Trade names
Gross carrying amount	$11,073	$11,073
Accumulated amortization	(10,410)	(9,606)
Net total	$663	$1,467
Non-compete agreements
Gross carrying amount	$14,524	$14,524
Accumulated amortization	(8,828)	(7,172)
Net total	$5,696	$7,352
Customer relationships
Gross carrying amount	$11,822	$11,822
Accumulated amortization	(2,664)	(2,374)
Net total	$9,158	$9,448
Total definite-lived intangible assets
Gross carrying amount	$37,419	$37,419
Accumulated amortization	(21,902)	(19,152)
Net total	$15,517	$18,267

Total intangible assets:
Gross carrying amount	$419,023	$419,154
Accumulated amortization	(21,902)	(19,152)
Net total	$397,121	$400,002

Remaining useful lives for trade names, customer relationships, and non-compete agreements were 7.3, 15.8, and 4.4 years, respectively, at June 30, 2022. Similar periods at December 31, 2021 were 7.8, 16.3, and 4.9 years for trade names, customer relationships, and non-compete agreements, respectively. Amortization expense was $1.1 million and $0.3 million for the three months ended June 30, 2022 and 2021 and $2.8 million and $0.6 million for the six months ended June 30, 2022 and 2021. Amortization expense was recorded in general and administrative expenses.

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
Revolving loans under the 2021 Amended Credit Agreement bear interest, as selected by the Company, at either (i) the prevailing London Interbank Offered Rate ("LIBOR") (with interest periods of one, three or six months at the Company's option) plus a spread of 1.25% to 2.0% based on the Company's quarterly consolidated Leverage Ratio or (ii) the prevailing prime or base rate plus a spread of 0.25% to 1.00% based on the Company's quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.15% to 0.30% per annum depending upon the Company’s quarterly consolidated Leverage Ratio. The Base Rate as of June 30, 2022 was 5.75% and the LIBOR rate was 3.39%. As of June 30, 2022, the effective interest rate on outstanding borrowings under the 2021 Amended Credit Agreement was 3.24%.
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
As of June 30, 2022, the Company had $759.0 million drawn, letters of credit issued in the amount of $24.3 million, and $216.7 million of remaining borrowing capacity available under the 2021 Amended Credit Agreement. At December 31, 2021, the Company had $661.2 million drawn and letters of credit issued in the amount of $24.3 million under the 2021 Amended Credit Agreement.
Under the terms of the 2021 Amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The 2021 Amended Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with its debt covenants under the 2021 Amended Credit Agreement at June 30, 2022.
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
Share Based Compensation
Nonvested Stock
Independent directors are granted shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. During the six months ended June 30, 2022, the Company granted 8,800 nonvested shares of common stock to independent directors, which shares will vest 100% on the one year anniversary date.
During the six months ended June 30, 2022, employees and a consultant were granted 182,245 and 10,935 shares, respectively, of nonvested shares of common stock pursuant to the 2018 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment and in accordance with the consulting agreement. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date.
The following table represents the share grants activity for the six months ended June 30, 2022:

	Restricted stock		Options
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Share grants outstanding as of December 31, 2021	415,816	$122.40	74,235	$42.07
Granted	201,980	139.64	—	—
Vested or exercised	(140,207)	104.63	(5,124)	28.77
Share grants outstanding as of June 30, 2022	477,589	$134.50	69,111	$41.73
As of June 30, 2022, there was $55.6 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.41 years. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight-line basis for shares of common stock that vest over time. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods if actual forfeitures differ to ensure that total compensation expense recognized is at least equal to the value of vested awards. The Company recorded $9.3 million and $7.5 million of compensation expense related to nonvested stock grants for the six months ended June 30, 2022 and 2021, respectively.
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
The table below details the shares of common stock issued during 2022:

	Number of shares	Per share price
Shares available as of December 31, 2021	104,344
Shares issued during the three months ended March 31, 2022	5,353	$130.37
Shares issued during the three months ended June 30, 2022	3,342	$160.17
Shares available as of June 30, 2022	95,649
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock or the exercise of stock options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the six months ended June 30, 2022, the Company redeemed 25,555 shares of common stock valued at $4.1 million, related to share vesting tax obligations. Such shares are held as treasury stock and are available for reissuance by the Company. Additionally, 2,611 shares were forfeited for terminated employees. Such shares are held in treasury stock and are available for reissuance by the Company.
In addition, the Company redeemed 2,319 shares of common stock valued at $0.1 million, related to the exercise of options.
Stock Repurchase
On December 6, 2021, the Company's Board of Directors approved a share repurchase program authorizing purchases up to $250.0 million of the Company's common stock. The Company may purchase common stock in open market transactions, block or privately negotiated transactions, and may from time to time purchase shares pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act or by any combination of such methods, in each case subject to compliance with all SEC rules and other legal requirements. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, the market price of our stock and the availability of alternative investment opportunities. No time limit was set for completion of repurchases under the new authorization, and the program may be suspended or discontinued at any time.
The Company uses the cost method to account for the repurchase of common stock. During the six months ended June 30, 2022, the Company repurchased 190,622 shares from the open market under its Stock Repurchase plan at an aggregate cost of $25.5 million.

7. Commitments and Contingencies
Contingencies
The Company provides services in a highly regulated industry and is a party to various proceedings and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including audits by Zone Program Integrity Contractors ("ZPICs"), Unified Program Integrity Contractors ("UPICs"), and Recovery Audit Contractors ("RACs") and investigations resulting from the Company's obligation to self-report suspected violations of law). Management cannot predict the ultimate outcome of any regulatory and other governmental and internal audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. These audits and investigations have caused and could potentially continue to cause delays in collections, recoupments from governmental payors. The Company recorded $12.0 million and $16.9 million in its condensed consolidated balance sheets in other assets as of June 30, 2022 and December 31, 2021, respectively, which are due from government payors related to the disputed finding of pending appeals of ZPIC audits. Additionally, these audits may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.
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
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of June 30, 2022, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
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
The carrying amount of each redeemable equity instrument presented in temporary equity for the six months ended June 30, 2022 is not less than the initial amount reported for each instrument.
The following table summarizes the activity of noncontrolling interest-redeemable for the six months ended June 30, 2022 (amounts in thousands):

Balance as of December 31, 2021	$17,501
Net income attributable to noncontrolling interest-redeemable	4,999
Noncontrolling interest-redeemable distributions	(5,290)
Balance as of June 30, 2022	$17,210

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

The Company recognizes operating lease right of use assets and operating lease payable based on the present value of the future minimum lease payments at the lease commencement date. The Company's leases do not provide implicit rates. Therefore, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. As of June 30, 2022, the weighted-average remaining lease term was 3.74 years and weighted-average discount rate was 4.13%.

The following table summarizes the operating lease right of use assets and related lease payables in our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Operating lease right of use asset	$109,925	$113,399
Current operating lease liabilities	36,929	37,630
Long-term operating lease liabilities	75,971	78,688

The components of lease costs for operating leases for the three and six months ended June 30, 2022 and 2021 were as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease cost	$14,420	$12,091	$28,767	$24,281
Short-term lease cost	874	914	1,803	1,770
Variable lease cost	1,283	1,071	2,104	2,084
Total lease costs	$16,577	$14,076	$32,674	$28,135

Maturities of operating lease liabilities as of June 30, 2022 were as follows (amounts in thousands):

Month ending June 30,
2022	$21,552
2023	35,912
2024	26,911
2025	18,879
Thereafter	18,435
Total future minimum lease payments	121,689
Less: Imputed interest	(8,789)
Total	$112,900

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
The following tables summarize the Company’s segment information for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three months ended June 30, 2022
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$392,782	$102,617	$44,718	$30,709	$5,367	$576,193
Cost of service revenue (excluding depreciation and amortization)	228,511	67,848	31,788	22,830	2,956	353,933
General and administrative expenses	134,623	33,423	12,444	12,211	3,689	196,390
Impairment of intangibles and other	481	361	—	—	—	842
Operating income (loss)	29,167	985	486	(4,332)	(1,278)	25,028
Interest expense	(4,488)	(949)	(564)	(281)	(125)	(6,407)
Income (loss) before income taxes and noncontrolling interest	24,679	36	(78)	(4,613)	(1,403)	18,621
Income tax expense (benefit)	6,565	(160)	(1,413)	(960)	(353)	3,679
Net income (loss)	18,114	196	1,335	(3,653)	(1,050)	14,942
Less net income (loss) attributable to non controlling interests	4,324	888	(34)	(817)	(3)	4,358
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$13,790	$(692)	$1,369	$(2,836)	$(1,047)	$10,584
Total assets	$1,746,161	$807,100	$240,481	$80,617	$63,515	$2,937,874

	Three months ended June 30, 2021
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$396,534	$63,804	$48,407	$31,030	$6,132	$545,907
Cost of service revenue (excluding depreciation and amortization)	219,925	39,647	34,683	20,460	3,157	317,872
General and administrative expenses	123,245	18,114	11,923	10,906	2,873	167,061
Impairment of intangibles and other	760	—	—	—	—	760
Operating income (loss)	52,604	6,043	1,801	(336)	102	60,214
Interest expense	(106)	(20)	(10)	(5)	(2)	(143)
Income (loss) before income taxes and noncontrolling interest	52,498	6,023	1,791	(341)	100	60,071
Income tax expense (benefit)	11,706	1,280	470	(152)	14	13,318
Net income (loss)	40,792	4,743	1,321	(189)	86	46,753
Less net income (loss) attributable to noncontrolling interests	7,500	1,208	85	322	(5)	9,110
Net income (loss) attributable to LHC Group, Inc.'s common stockholders	$33,292	$3,535	$1,236	$(511)	$91	$37,643
Total assets	$1,681,871	$288,985	$245,071	$85,520	$65,678	$2,367,125

	Six months ended June 30, 2022
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$780,674	$204,523	$89,058	$62,848	$10,585	$1,147,688
Cost of service revenue (excluding depreciation and amortization)	456,718	133,913	60,743	47,035	5,912	704,321
General and administrative expenses	261,430	64,768	23,862	23,639	7,050	380,749
Impairment of intangibles and other	930	1,087	54	—	—	2,071
Operating income (loss)	61,596	4,755	4,399	(7,826)	(2,377)	60,547
Interest expense	(7,458)	(1,447)	(977)	(489)	(207)	(10,578)
Income (loss) before income taxes and noncontrolling interest	54,138	3,308	3,422	(8,315)	(2,584)	49,969
Income tax expense (benefit)	11,334	436	845	(1,922)	(645)	10,048
Net income (loss)	42,804	2,872	2,577	(6,393)	(1,939)	39,921
Less net income (loss) attributable to non controlling interests	8,920	1,568	51	(646)	(10)	9,883
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$33,884	$1,304	$2,526	$(5,747)	$(1,929)	$30,038

	Six months ended June 30, 2021
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$770,362	$126,538	$97,532	$64,399	$11,911	$1,070,742
Cost of service revenue (excluding depreciation and amortization)	432,298	78,217	69,555	41,635	6,439	628,144
General and administrative expenses	242,642	36,241	23,452	22,163	5,812	330,310
Impairment of intangibles and other	937	—	—	—	—	937
Operating income (loss)	94,485	12,080	4,525	601	(340)	111,351
Interest expense	(288)	(56)	(34)	(19)	(9)	(406)
Income (loss) before income taxes and noncontrolling interest	94,197	12,024	4,491	582	(349)	110,945
Income tax expense (benefit)	19,596	2,347	988	(95)	(77)	22,759
Net income (loss)	74,601	9,677	3,503	677	(272)	88,186
Less net income (loss) attributable to non controlling interests	12,349	2,223	364	979	(31)	15,884
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$62,252	$7,454	$3,139	$(302)	$(241)	$72,302

12. Income Taxes

The effective tax rate for the six months ended June 30, 2022 and 2021 benefited from $0.5 million and $2.2 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company’s unrecognized tax benefits would affect the tax rate, if recognized.  The Company includes the full amount of unrecognized tax benefits in income taxes payable in noncurrent liabilities in the Company's condensed consolidated balance sheets.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. As of June 30, 2022 and December 31, 2021, the Company recognized $7.8 million and $7.3 million, respectively, in unrecognized tax benefits.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements, including the potential future impact of COVID-19 on our results of operations and liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the potential impact on supply chain disruptions and increased costs associated with obtaining personal protective equipment, the expected benefit of the CARES Act on our liquidity, and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•our expectations regarding financial condition or results of operations for periods after June 30, 2022;
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

OVERVIEW
General
We provide quality, cost-effective post-acute health care services to our patients. As of June 30, 2022, we have 953 service providers in 37 states within the continental United States and the District of Columbia. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services primarily offered through our long-term acute care hospitals (“LTACHs”), and (5) healthcare innovations services ("HCI"). We intend to increase the number of service providers within each of our segments that we operate through continued acquisitions, joint ventures, and organic development.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of June 30, 2022, we operated 543 home health services locations, of which 333 are wholly-owned, 206 are majority-owned through equity joint ventures, two are under license lease arrangements, and the operations of the remaining two locations are only managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of June 30, 2022, we operated 169 hospice locations, of which 103 are wholly-owned, 64 are majority-owned through equity joint ventures, and two are under license lease arrangements.
Through our home and community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of June 30, 2022, we operated 135 home and community-based services locations, of which 121 are wholly-owned and 14 are majority-owned through equity joint ventures.
We provide facility-based services principally through our LTACHs. As of June 30, 2022, we operated 11 LTACHs with 12 locations, all but three of which are located within host hospitals. We also operate two skilled nursing facilities, a family health center, two rural health clinics, and 75 therapy clinics. Of these 92 facility-based services locations, 81 are wholly-owned, and 11 are majority-owned through equity joint ventures.
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
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of June 30, 2022, the Joint Commission had accredited 523 of our 543 home health services locations and 111 of our 169 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,		Six months ended June 30,
Reporting segment	2022	2021	2022	2021
Home health services	68.2%	72.6%	68.0%	72.0%
Hospice services	17.8	11.7	17.8	11.8
Home and community-based services	7.8	8.9	7.8	9.1
Facility-based services	5.3	5.7	5.5	6.0
HCI	0.9	1.1	0.9	1.1
	100.0%	100.0%	100.0%	100.0%
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
Coronavirus and Coronavirus Aid, Relief, and Economic Security Act
The following portions of the CARES Act impacted us during the six months ended June 30, 2022:
•CAAP: CMS recouped $98.3 million of CAAP. As of June 30, 2022, $8.2 million of contract liabilities - deferred revenue remains on our condensed consolidated balance sheets.
•Suspension of the 2% sequestration payment adjustment: During the three and six months ended June 30, 2022, we recognized $3.4 million and $10.0 million of net service revenue, respectively, due to the suspension of the 2% sequestration payment adjustment. We recognized $6.4 million and $12.9 million of net service revenue, respectively, during the three and six months ended June 30, 2021.
•Waiver of the application of site-neutral payment: Under Section 1886(m)(6)(A)(i) of the Act, the claims processing systems was updated to pay all LTACH cases admitted during the COVID-19 PHE period at the LTACH-PPS standard federal rate, effective for claims with an admission date occurring on or after January 27, 2020 through the end of the PHE period. During the three and six months ended June 30, 2022, we recognized $5.6 million and $12.2 million of net service revenue, respectively, due to the suspension of LTACH site-neutral payments. We recognized $6.9 million and $12.5 million of net service revenue, respectively, during the three and six months ended June 30, 2021.
During the three and six months ended June 30, 2022, we did experience higher costs related to higher contract labor utilization due to an increase in our clinicians being on quarantine from COVID-19 exposure or potential exposure. There is no guarantee that we won’t experience similar impacts in the future or experience a decrease in demand for our services as a result of COVID-19. The rapid development and fluidity of this situation makes it difficult to predict the ultimate impact of COVID-19 on our business and operations. Nevertheless, COVID-19 presents a material uncertainty which could materially impact our business and results of operations in the future.
Home Health
On June 17, 2022, CMS released the proposed rule for fiscal year 2023. The proposed rule states the Medicare base payments would decrease by 4.2%. The decrease reflects the effects of a proposed 2.9% home health payment update, a 6.9% decrease from the effects of the proposed prospective, permanent behavioral assumption adjustment of 7.69%, and 0.2% decrease to the fixed-dollar loss ratio used in determining outlier payments. The proposed prospective, permanent behavior assumption adjustment to the home health 30-day period payment rate is to account for any increases or decreases in the aggregate expenditures as a result of the difference between assumed behavior changes and actual behavior changes due to the implementation of the PDGM and 30-day unit of payment. CMS is also proposing a permanent 5% cap on negative wage index changes regardless of the underlying reason for the decrease.
CMS is proposing to require home health agencies to submit all-payer OASIS data for purposes of the Home Health Quality Reporting Program, beginning with the calendar year 2025 program year. For the Expanded Home Health Value-Based Purchasing Model, CMS is proposing to change the Model and home health agencies baseline years.
Hospice

On July 27, 2022, CMS released the final rule for fiscal year 2023 to update payment rates and the wage index. The final rule states the following:
•A payment rate increase of 3.8%, which applies a 4.1% market basket update and a 0.3 percentage point reduction for productivity.
•Hospice agencies that fail to meet quality reporting requirements will receive a two percentage point reduction to the annual market basket update.
•An increase of the aggregate cap value of $32,486.92, as compared to $31,297.61 for fiscal year 2022.
•A permanent cap on negative wage index changes greater than a 5% decrease from the prior year, regardless of the underlying reason for the decrease.
The following are the final fiscal year 2023 base payment rates for various levels of care, which will begin on October 1, 2022 and will end September 30, 2023 and the final fiscal year 2022 base payment rates for various levels of care, which began on October 1, 2021 and will end September 30, 2022 (payment rates for hospice providers not complying with the hospice quality reporting requirements will be 2% lower than the values referenced below):

Description	Final Fiscal Year 2023 Rate per patient day	Fiscal Year 2022 Rate per patient day
Routine Home Care days 1-60	$211.34	$203.40
Routine Home Care days 60+	$167.00	$160.74
Continuous Home Care	$1,522.04	$1,462.52
Full rate = 24 hours of care
$60.94 = hourly rate for 2022 $63.42 = hourly rate for 2023
Inpatient Respite Care	$492.10	$473.75
General Inpatient Care	$1,110.76	$1,068.28
Facility-based

On April 18, 2022, CMS issued a proposed rule for the fiscal year 2023 Long-Term Care Hospital Prospective Payment System. CMS proposed to update payments by a net 0.7%, which includes a 3.1% market basket update that would be offset by a statutorily mandated cut of 0.4% for productivity, a 1.7% for high-cost outlier payments and other adjustments.

RESULTS OF OPERATIONS
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the three months ended June 30, 2022 and 2021 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2022			2021			Increase (Decrease)
Net service revenue	$576,193			$545,907			$30,286
Cost of service revenue (excluding depreciation and amortization)	353,933	61.4%		317,872	58.2%		36,061
General and administrative expenses	196,390	34.1		167,061	30.6		29,329
Impairment of intangibles and other	842	0.1		760	0.1		82
Interest expense	(6,407)	(1.1)		(143)	—		6,264
Income tax expense	3,679	27.1	(1)	13,318	26.2	(1)	(9,639)
Net income attributable to noncontrolling interests	4,358	0.8		9,110	1.7		(4,752)
Net income attributable to LHC Group, Inc.’s common stockholders	$10,584			$37,643			$(27,059)

(1) Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized of $0.2 million and $0.4 million during the three months ended June 30, 2022 and 2021, respectively.

Revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the three months ended June 30, 2022 and the related change from the same period in 2021 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; revenue excludes implicit price concessions):

The below data for the three months ended June 30, 2022 was impacted by the COVID-19 pandemic.
	Organic (1)	Organic Growth (Loss) %	Acquired (2)	Total	Total Growth (Loss) %
Home health services:
Revenue	$382,704	(3.4)%	$15,309	$398,013	(0.9)%
Revenue Medicare	$222,588	(9.2)	$9,940	$232,528	(6.4)
Admissions	103,025	(4.3)	4,243	107,268	(1.7)
Medicare Admissions	48,561	(10.5)	2,172	50,733	(7.7)
Average Census	81,506	(3.5)	2,814	84,320	(1.4)
Average Medicare Census	39,562	(11.2)	1,516	41,078	(9.0)
Home Health Episodes	100,176	(3.7)	3,877	104,053	(1.3)
Hospice services:
Revenue	$68,112	5.2	$36,233	$104,345	62.4
Revenue Medicare	$62,389	3.4	$33,440	$95,829	59.8
Admissions	5,211	5.5	2,159	7,370	48.4
Medicare Admissions	4,655	4.4	1,858	6,513	45.5
Average Census	4,587	3.7	2,536	7,123	59.9
Average Medicare Census	4,255	2.4	2,309	6,564	57.3
Patient days	415,766	3.5	232,450	648,216	59.9
Home and community-based services:
Revenue	$45,692	(5.6)	$451	$46,143	(5.1)
Billable hours	1,689,187	(9.7)	5,807	1,694,994	(9.8)
Facility-based services:
LTACHs
Revenue	$25,963	(15.3)	$—	$25,963	(15.3)
Patient days	17,550	(13.1)	—	17,550	(13.1)
Other facility-based services
Revenue	$1,261	(20.9)	$4,164	$5,425	240.1
HCI:
Revenue	$5,459	(13.1)	$—	$5,459	(13.1)
Consolidated:
Revenue	$529,191	(2.3)	$56,157	$585,348	5.9

(1) Organic - combination of same store, a location that has been in service with us for greater than 12 months, and de novo, an internally developed location that has been in service for 12 months or less.
(2) Acquired - purchased location that has been in service with us 12 months or less.

During the three months ended June 30, 2022, our home health segment, hospice segment, and our LTACH locations were impacted by the 1% sequestration payment adjustment for Medicare patient claims with dates of services between April 1, 2022 through June 30, 2022. During the three months ended June 30, 2021, our home health segment, hospice segment, and our LTACH locations received the benefit of the suspension of the 2% sequestration payment adjustment for Medicare claims. Our LTACHs received the benefit of the waiver of site-neutral payments for LTACH Medicare claims in 2022 and 2021.

We continue to be impacted by the challenging labor dynamics of limited supply, higher than normal turnover, and elevated labor costs, which created capacity limitations in many of our agencies and led to a decline in organic revenue. More specifically, these challenges resulted in decreased home health census, decreased billable hours in our home and community-based locations, and decreased patient days in our LTACH locations. In addition, the return of the sequestration payment adjustment for Medicare patient claims resulted in a 1% Medicare revenue reduction in our home health, hospice, and LTACH locations.

Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three Months Ended June 30,
	2022		2021
Home health services:
Salaries, wages and benefits	$207,587	52.9%	$199,789	50.4%
Transportation	10,258	2.6	9,230	2.3
Supplies and services	10,666	2.7	10,906	2.8
Total	$228,511	58.2%	$219,925	55.5%
Hospice services:
Salaries, wages and benefits	$50,055	48.8%	$28,453	44.6%
Transportation	3,291	3.2	1,967	3.1
Supplies and services	14,502	14.1	9,227	14.5
Total	$67,848	66.1%	$39,647	62.2%
Home and community-based services:
Salaries, wages and benefits	$31,058	69.5%	$33,925	70.1%
Transportation	456	1.0	414	0.9
Supplies and services	274	0.6	344	0.7
Total	$31,788	71.1%	$34,683	71.7%
Facility-based services:
Salaries, wages and benefits	$17,940	58.4%	$14,887	48.0%
Transportation	68	0.2	7	—
Supplies and services	4,822	15.7	5,566	17.9
Total	$22,830	74.3%	$20,460	65.9%
HCI:
Salaries, wages and benefits	$2,903	54.1%	$3,108	50.7%
Transportation	48	0.9	65	1.1
Supplies and services	5	0.1	(16)	(0.3)
Total	$2,956	55.1%	$3,157	51.5%
Consolidated:
Salaries, wages and benefits	$309,543	53.7%	$280,162	51.3%
Transportation	14,121	2.4	11,683	2.1
Supplies and services	30,269	5.3	26,027	4.8
Total	$353,933	61.4%	$317,872	58.2%

During 2022, cost of service revenue in our home health, hospice, and facility-based segments were impacted by the continued labor market challenges. These challenges are, but not limited to, consistent utilization of nursing contract labor at a higher cost-per-visit rate, payments of sign-on and retention bonuses, increased clinician wages, and labor costs associated with acquisitions purchased during the latter half of 2021.

Cost of service revenue in our home and community-based segment declined due to our lower patient volumes resulting in a decrease in billable hours and a decrease in total costs. In addition, we received the benefit of $0.8 million from various state Medicaid programs in response to COVID-19 relief funds to offset higher labor costs.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three months ended June 30,
	2022		2021
Home health services:
General and administrative	$131,278	33.4%	$120,610	30.4%
Depreciation and amortization	3,345	0.9	2,635	0.7
Total	$134,623	34.3%	$123,245	31.1%
Hospice services:
General and administrative	$32,150	31.3%	$17,589	27.6%
Depreciation and amortization	1,273	1.2	525	0.8
Total	$33,423	32.5%	$18,114	28.4%
Home and community-based services:
General and administrative	$12,104	27.1%	$11,548	23.9%
Depreciation and amortization	340	0.8	375	0.8
Total	$12,444	27.9%	$11,923	24.7%
Facility-based services:
General and administrative	$11,307	36.8%	$10,119	32.6%
Depreciation and amortization	904	2.9	787	2.5
Total	$12,211	39.7%	$10,906	35.1%
HCI:
General and administrative	$3,445	64.2%	$2,653	43.3%
Depreciation and amortization	244	4.5	220	3.6
Total	$3,689	68.7%	$2,873	46.9%
Consolidated:
General and administrative	$190,284	33.0%	$162,519	29.8%
Depreciation and amortization	6,106	1.1	4,542	0.8
Total	$196,390	34.1%	$167,061	30.6%

During 2022, consolidated general and administrative expenses increased as a percentage of revenue from 30.6% to 34.1%. We incurred $6.9 million related to acquisition expenses and expenses associated with the Merger. In addition, we incurred higher administrative costs related to acquisitions purchased during the latter half of 2021.

Six months ended June 30, 2022 compared to six months ended June 30, 2021
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the six months ended June 30, 2022 and 2021 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2022			2021			Increase (Decrease)
Net service revenue	$1,147,688			$1,070,742			$76,946
Cost of service revenue (excluding depreciation and amortization)	704,321	61.4%		628,144	58.7%		76,177
General and administrative expenses	380,749	33.2		330,310	30.8		50,439
Impairment of intangibles and other	2,071	0.2		937	0.1		1,134
Interest expense	(10,578)	(0.9)		(406)	—		10,172
Income tax expense	10,048	26.4	(1)	22,759	26.2	(1)	(12,711)
Net income attributable to noncontrolling interests	9,883	0.9		15,884	1.5		(6,001)
Net income attributable to LHC Group, Inc.’s common stockholders	$30,038			$72,302			$(42,264)
(1) Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized of $0.5 million and $2.2 million during the six months ended June 30, 2022 and 2021, respectively.

Revenue
The following table sets forth each of our segment’s revenue growth or loss, admissions, census, episodes, patient days, and billable hours for the six months ended June 30, 2022 and the related change from the same period in 2021 (amounts in thousands, except admissions, census, episode data, patient days and billable hours, which are actual amounts; revenue excludes implicit price concessions):

The below data for the six months ended June 30, 2022 was impacted by the COVID-19 pandemic.
	Organic (1)	Organic Growth (Loss) %	Acquired (2)	Total	Total Growth (Loss) %
Home health services:
Revenue	$761,626	(1.5)%	$31,665	$793,291	1.3%
Revenue Medicare	$445,783	(7.9)	$21,072	$466,855	(4.8)
Admissions	211,457	(1.4)	8,933	220,390	1.6
Medicare Admissions	98,658	(8.8)	4,669	103,327	(5.6)
Average Census	81,932	(2.2)	2,901	84,833	0.1
Average Medicare Census	726	(29.9)	3	729	(31.1)
Home Health Episodes	197,444	(3.5)	7,136	204,580	(1.2)
Hospice services:
Revenue	$133,310	2.8	$74,698	$208,008	61.8
Revenue Medicare	$122,527	1.9	$68,553	$191,080	60.1
Admissions	11,114	7.1	4,632	15,746	51.1
Medicare Admissions	9,847	5.6	4,045	13,892	48.6
Average Census	4,488	1.8	2,605	7,093	60.0
Average Medicare Census	4,163	0.7	2,374	6,537	57.5
Patient days	—	—	—	—	—
Home and community-based services:
Revenue	$90,371	(7.4)	$1,210	$91,581	(6.6)
Billable hours	3,337,242	(11.2)	31,444	3,368,686	(10.9)
Facility-based services:
LTACHs
Revenue	$54,896	(12.5)	$—	$54,896	(12.5)
Patient days	38,063	(8.0)	—	38,063	(8.0)
Other facility-based services
Revenue	$1,475	(57.8)	$8,231	$9,706	177.6
HCI:
Revenue	$10,817	(11.5)	$—	$10,817	(11.5)
Consolidated:
Revenue	$1,052,495	(1.4)	$115,804	$1,168,299	7.3

(1) Organic - combination of same store, a location that has been in service with us for greater than 12 months, and de novo, an internally developed location that has been in service for 12 months or less.
(2) Acquired - purchased location that has been in service with us 12 months or less.

During the six months ended June 30, 2022, our home health segment, hospice segment, and LTACH locations were impacted by the suspension of the sequestration payment adjustment through March 31, 2022 and a 1% sequestration payment adjustment for Medicare patient claims with dates of services between April 1, 2022 through June 30, 2022. During the six months ended June 30, 2021, our home health segment, hospice segment, and LTACH locations received the benefit of the suspension of the 2% sequestration payment adjustment for Medicare claims. Our LTACHs received the benefit of the waiver of site-neutral payments for LTACH Medicare claims in 2022 and 2021.

We continue to be impacted by the challenging labor dynamics of limited supply, higher than normal turnover, and elevated labor costs, which created capacity limitations in many of our agencies and led to a decline in organic revenue. More specifically, these challenges resulted in decreased home health census, decreased billable hours in our home and community-based locations, and decreased patient days in our LTACH locations. In addition, the return of the sequestration payment adjustment for Medicare patient claims resulted in a 1% Medicare revenue reduction in our home health, hospice, and LTACH locations.
Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six months ended June 30,
	2022		2021
Home health services:
Salaries, wages and benefits	$417,030	53.4%	$392,026	50.9%
Transportation	19,465	2.5	18,050	2.3
Supplies and services	20,223	2.6	22,222	2.9
Total	$456,718	58.5%	$432,298	56.1%
Hospice services:
Salaries, wages and benefits	$99,289	48.5%	$56,465	44.6%
Transportation	6,090	3.0	3,797	3.0
Supplies and services	28,534	14.0	17,955	14.2
Total	$133,913	65.5%	$78,217	61.8%
Home and community-based services:
Salaries, wages and benefits	$59,756	67.1%	$68,079	69.8%
Transportation	845	0.9	830	0.9
Supplies and services	142	0.2	646	0.7
Total	$60,743	68.2%	$69,555	71.4%
Facility-based services:
Salaries, wages and benefits	$36,644	58.3%	$30,921	48.0%
Transportation	114	0.2	17	—
Supplies and services	10,277	16.4	10,697	16.6
Total	$47,035	74.9%	$41,635	64.6%
HCI:
Salaries, wages and benefits	$5,808	54.9%	$6,313	53.0%
Transportation	91	0.9	116	1.0%
Supplies and services	13	0.1	10	0.1%
Total	$5,912	55.9%	$6,439	54.1%
Consolidated:
Salaries, wages and benefits	$618,527	53.9%	553,804	51.7%
Transportation	26,605	2.3	22,810	2.1
Supplies and services	59,189	5.2	51,530	4.9
Total	$704,321	61.4%	$628,144	58.7%

During 2022, cost of service revenue in our home health, hospice, and facility-based segments were impacted by the continued labor market challenges. These challenges are, but not limited to, consistent utilization of nursing contract labor at a higher cost-per-visit rate, payments of sign-on and retention bonuses, increased clinician wages, and labor costs associated with acquisitions purchased during the latter half of 2021.

Cost of service revenue in our home and community-based segment declined due to our lower patient volumes resulting in a decrease in billable hours and a decrease in total costs. In addition, we received the benefit of $3.7 million from various state Medicaid programs in response to COVID-19 relief funds to offset higher labor costs.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Six months ended June 30,
	2022		2021
Home health services:
General and administrative	$255,113	32.7%	$237,071	30.8%
Depreciation and amortization	6,317	0.8	5,571	0.7
Total	$261,430	33.5%	$242,642	31.5%
Hospice services:
General and administrative	$62,261	30.4%	$35,164	27.8%
Depreciation and amortization	2,507	1.2	1,077	0.9
Total	$64,768	31.8%	$36,241	28.7%
Home and community-based services:
General and administrative	$23,245	26.1%	$22,681	23.3%
Depreciation and amortization	617	0.7	771	0.8
Total	$23,862	26.8%	$23,452	24.1%
Facility-based services:
General and administrative	$21,825	34.7%	$20,535	31.9%
Depreciation and amortization	1,814	2.9	1,628	2.5
Total	$23,639	37.6%	$22,163	34.4%
HCI:
General and administrative	$6,582	62.2%	$5,318	44.6%
Depreciation and amortization	468	4.4	494	4.1
Total	$7,050	66.6%	$5,812	48.7%
Consolidated:
General and administrative	$369,026	32.2%	$320,769	30.0%
Depreciation and amortization	11,723	1.0	9,541	0.8
Total	$380,749	33.2%	$330,310	30.8%

During 2022, consolidated general and administrative expenses increased as a percentage of revenue from 30.8% to 33.2%. We incurred $6.9 million related to acquisition expenses and expenses associated with the Merger. In addition, we incurred higher administrative costs related to acquisitions purchased during the latter half of 2021.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our cash balance at June 30, 2022 was $27.4 million and we have $235.9 million of available liquidity from cash and our revolving credit facility, net of $8.2 million liabilities associated with the CAAP. We have additional capacity in our revolving credit facility of $300.0 million per our accordion expansion. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months.
Our principal source of liquidity for operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third-party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our credit facility, which provides for aggregate borrowings, including outstanding letters of credit.
The following table summarizes changes in cash (amounts in thousands):

	Three months ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(2,288)	$(11,824)
Investing activities	(28,808)	(24,687)
Financing activities	48,687	(137,950)
Change in cash	$17,591	$(174,461)
Cash at beginning of period	9,809	286,569
Cash at end of period	$27,400	$112,108

We experienced a decline in net income during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decline was related to decreased census, increased labor costs, and increased general and administrative costs related to the Merger and acquisitions purchased during the latter part of 2021. This decrease was reflected in less cash disbursements for income taxes. In addition, our accounts payables and accrued expenses increased as we implemented a new enterprise system and utilized payment management strategies incorporated within the new system. During the six months ended June 30, 2022, CMS recouped $98.3 million of the CAAP, as compared to $65.0 million during the six months ended June 30, 2021.
In addition, we utilized our credit agreement for funding of the share repurchase plan and recoupments of the CAAP during the six months ended June 30, 2022. We returned $93.3 million of Provider Relief Funds back to the government during the six months ended June 30, 2021.
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

Revolving loans under the 2021 Amended Credit Agreement bear interest, as selected us, at either (i) the prevailing London Interbank Offered Rate ("LIBOR") (with interest periods of one, three or six months at our option) plus a spread of 1.25% to 2.0% based on our quarterly consolidated Leverage Ratio or (ii) the prevailing prime or base rate plus a spread of 0.25% to 1.00% based on our quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at any time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.15% to 0.30% per annum depending upon our quarterly consolidated Leverage Ratio. The Base Rate as of June 30, 2022 was 5.75% and the LIBOR rate was 3.39%. As of June 30, 2022, the effective interest rate on outstanding borrowings under the 2021 Amended Credit Agreement was 3.24%.
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

As of June 30, 2022, we had $759.0 million drawn, letters of credit issued in the amount of $24.3 million, and $216.7 million of remaining borrowing capacity available under the 2021 Amended Credit Agreement. At December 31, 2021, we had $661.2 million drawn and letters of credit issued in the amount of $24.3 million under the 2021 Amended Credit Facility.
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
At June 30, 2022, we were in compliance with all debt covenants.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased our interest expense by $3.8 million for the six months ended June 30, 2022.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2022, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022, the end of the period covered by this Quarterly Report.
Changes in Internal Controls Over Financial Reporting
We, including the principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of the controls and procedures, the principal executive officer and principal financial officer concluded the disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022, the end of the period covered by this Quarterly Report.

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
We did not repurchase any shares during the three months ended June 30, 2022.
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

LHC GROUP, INC.
(Registrant)

Date: August 4, 2022	/s/ Dale G. Mackel
Dale G. Mackel
Chief Financial Officer (Principal financial officer)