Form 10-Q
period 2022-09-30
LHC Group, Inc
filed 2022-11-03
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.01, outstanding as of November 1, 2022: 31,033,002 shares.

LHC GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data) (Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$10,522	$9,809
Receivables:
Patient accounts receivable	331,524	348,820
Other receivables	30,217	13,780
Total receivables	361,741	362,600
Prepaid income taxes	19,303	7,531
Prepaid expenses	23,128	28,401
Other current assets	25,687	24,801
Total current assets	440,381	433,142
Property, building and equipment, net of accumulated depreciation of $110,600 and $98,394, respectively	153,806	153,959
Goodwill	1,750,420	1,748,426
Intangible assets, net of accumulated amortization of $22,865 and $19,152, respectively	395,309	400,002
Operating lease right of use asset	108,975	113,399
Other assets	65,263	46,693
Total assets	$2,914,154	$2,895,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$108,748	$98,118
Salaries, wages, and benefits payable	84,412	100,532
Self-insurance reserves	38,734	33,784
Contract liabilities - deferred revenue	4,840	106,489
Current operating lease payable	36,998	37,630
Amounts due to governmental entities	2,499	5,447
Current liabilities - deferred employer payroll tax	26,790	26,790
Total current liabilities	303,021	408,790
Deferred income taxes	87,661	70,026
Income taxes payable	7,988	7,320
Revolving credit facility	738,000	661,197
Long-term operating lease liabilities	74,992	78,688
Total liabilities	1,211,662	1,226,021
Noncontrolling interest — redeemable	16,978	17,501
Commitments and contingencies
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.01 par value; 60,000,000 shares authorized; 36,733,790 and 36,549,524 shares issued, and 30,587,735 and 30,634,414 shares outstanding, respectively	367	365
Treasury stock — 6,146,055 and 5,915,110 shares at cost, respectively	(195,447)	(164,790)
Additional paid-in capital	997,115	979,642
Retained earnings	798,372	751,025
Total LHC Group, Inc. stockholders’ equity	1,600,407	1,566,242
Noncontrolling interest — non-redeemable	85,107	85,857
Total stockholders' equity	1,685,514	1,652,099
Total liabilities and stockholders' equity	$2,914,154	$2,895,621
See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net service revenue	$576,913	$565,451	$1,724,601	$1,636,193
Cost of service revenue (excluding depreciation and amortization)	347,772	343,862	1,052,093	972,006
Gross margin	229,141	221,589	672,508	664,187
General and administrative expenses	189,051	176,444	569,800	506,754
Impairment of intangibles and other	2,059	—	4,130	937
Operating income	38,031	45,145	98,578	156,496
Interest expense	(9,053)	(1,135)	(19,631)	(1,541)
Income before income taxes and noncontrolling interest	28,978	44,010	78,947	154,955
Income tax expense	6,966	10,150	17,014	32,909
Net income	22,012	33,860	61,933	122,046
Less net income attributable to noncontrolling interests	4,703	6,126	14,586	22,010
Net income attributable to LHC Group, Inc.’s common stockholders	$17,309	$27,734	$47,347	$100,036

Earnings per share:
Basic	$0.57	$0.89	$1.55	$3.21
Diluted	$0.56	$0.88	$1.55	$3.18
Weighted average shares outstanding:
Basic	30,565	31,238	30,527	31,205
Diluted	30,706	31,434	30,639	31,422

See accompanying Notes to the Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Nine months ended September 30, 2022
	Common Stock				Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest Non Redeemable	Total Equity
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balance as of December 31, 2021	$365	36,549,524	$(164,790)	5,915,110	$979,642	$751,025	$85,857	$1,652,099
Net income (1)	—	—	—	—	—	19,454	2,760	22,214
Noncontrolling interest distributions	—	—	—	—	—	—	(2,970)	(2,970)
Nonvested stock compensation	—	—	—	—	4,376	—	—	4,376
Issuance of vested stock	2	132,651	—	—	—	—	—	2
Treasury shares redeemed to pay income tax	—	—	(3,208)	23,022	68	—	—	(3,140)
Repurchase of common stock	—	—	(25,472)	190,622	—	—	—	(25,472)
Issuance of common stock under Employee Stock Purchase Plan	—	5,353	—	—	698	—	—	698
Balance as of March 31, 2022	$367	36,687,528	$(193,470)	6,128,754	$984,784	$770,479	$85,647	$1,647,807
Net income (1)	—	—	—	—	—	10,584	2,124	12,708
Acquired noncontrolling interest	—	—	—	—	—	—	707	707
Noncontrolling interest distributions	—	—	—	—	—	—	(3,281)	(3,281)
Purchase of additional controlling interest	—	—	—	—	(209)	—	(167)	(376)
Nonvested stock compensation	—	—	—	—	4,943	—	—	4,943
Issuance of vested stock	—	7,556	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(852)	5,144	344	—	—	(508)
Exercise of options	—	5,124	(68)	2,319	(150)	—	—	(218)
Issuance of common stock under Employee Stock Purchase Plan	—	3,342	—	—	535	—	—	535
Balance as of June 30, 2022	$367	36,703,550	$(194,390)	6,136,217	$990,247	$781,063	$85,030	$1,662,317
Net income (1)	—	—	—	—	—	17,309	2,711	20,020
Noncontrolling interest distributions	—	—	—	—	—	—	(2,581)	(2,581)
Purchase of additional controlling interest	—	—	—	—	(4)	—	(53)	(57)
Nonvested stock compensation	—	—	—	—	5,971	—	—	5,971
Issuance of vested stock	—	17,274	—	—	—	—	—	—
Treasury shares redeemed to pay income tax	—	—	(927)	5,908	512	—	—	(415)
Exercise of options	—	8,862	(130)	3,930	(218)	—	—	(348)
Issuance of common stock under Employee Stock Purchase Plan	—	4,104	—	—	607	—	—	607
Balance as of September 30, 2022	$367	36,733,790	$(195,447)	6,146,055	$997,115	$798,372	$85,107	$1,685,514

(1) Net income excludes net income attributable to noncontrolling interest-redeemable of $2.0 million and $7.0 million during the three and nine months ended September 30, 2022. Noncontrolling interest-redeemable is reflected outside of permanent equity on the condensed consolidated balance sheets. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

See accompanying Notes to Condensed Consolidated Financial Statements.

LHC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Nine months ended September 30,
	2022	2021
Operating activities:
Net income	$61,933	$122,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,483	14,899
Amortization of operating lease right of use asset	30,769	27,526
Stock-based compensation expense	15,290	11,717
Deferred income taxes	17,635	23,356
Loss (gain) on disposal of assets	484	(1,190)
Impairment of intangibles and other	4,130	937
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(684)	(27,038)
Prepaid expenses	5,273	397
Other assets	(4,208)	(6,368)
Prepaid income taxes	(11,772)	(11,575)
Prepaid taxes	—	(12,509)
Accounts payable and accrued expenses	16,282	6,626
Salaries, wages, and benefits payable	(11,251)	(9,687)
Contract liabilities - deferred revenue	(101,649)	(141,629)
Operating lease liabilities	(30,568)	(27,472)
Income taxes payable	668	(20,819)
Net amounts due to/from governmental entities	223	(833)
Net cash provided by (used in) operating activities	10,038	(51,616)
Investing activities:
Purchases of property, building and equipment	(14,074)	(23,548)
Proceeds from sale of property, building and equipment	—	3,350
Cash paid for acquisitions, net of cash acquired	(2,570)	(383,475)
Purchase of intangible assets	(100)	—
Proceeds from sale of an entity	—	1,531
Minority interest investments	(15,250)	(10,100)
Net cash used in investing activities	(31,994)	(412,242)
Financing activities:
Proceeds from line of credit	815,155	544,056
Payments on line of credit	(738,352)	(209,056)
Government stimulus advance	—	(93,257)
Proceeds from employee stock purchase plan	1,840	1,877
Payments on deferred financing fees	—	(2,855)
Payments on repurchasing common stock	(34,565)	—
Noncontrolling interest distributions	(16,346)	(22,187)
Withholding taxes paid on stock-based compensation	(4,630)	(11,594)
Purchase of additional controlling interest	(433)	(2,113)
Sale of noncontrolling interest	—	1,934
Net cash provided by financing activities	22,669	206,805
Change in cash	713	(257,053)
Cash at beginning of period	9,809	286,569
Cash at end of period	$10,522	$29,516

Supplemental disclosures of cash flow information:
Interest paid	$18,049	$1,532
Income taxes paid	$10,701	$42,036
Non-Cash Operating Activity:
Operating right of use assets in exchange for lease obligations	$28,435	$41,776
Reduction to right of use assets and liabilities	$2,089	$2,746
Non-Cash Investing Activity:
Net working capital adjustment	$1,440	$—
Accrued capital expenditures	$126	$1,807

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
As of September 30, 2022, the Company, through its wholly- and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements operated 942 service locations in 37 states within the continental United States and the District of Columbia.
LHC Group, Inc. and UnitedHealth Group Incorporated Merger
On March 28, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with UnitedHealth Group Incorporated ("Parent") and Lightning Merger Sub Inc., a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent. At a Special Meeting of Stockholders held on June 21, 2022, the stockholders of the Company approved the Merger. The parties to the Merger continue to work toward the expected consummation of the Merger prior to the end of 2022; however, such consummation remains subject to the satisfaction of the remaining closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
COVID-19 Update
SARS-CoV-2 ("COVID-19") continues to cause disruption in the economy, in terms of increased costs and disruptions in the labor market. The impact of COVID-19 is lessened as vaccines have become available in the United States; however, we continue to see periodic increases in the number of cases due to the spread of COVID-19 variants. The effects of COVID-19 continue to materially impact our business.  As a result, operating results for the three and nine months ended September 30, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022, and operating results for the three and nine months ended September 30, 2022 may not be directly comparable to operating results for the three and nine months ended September 30, 2021.
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
In addition, the CARES Act suspended the 2% sequestration payment adjustments on Medicare patient claims with dates of service from May 1 through December 31, 2020, suspended the application of site-neutral payment for LTACH admissions that were admitted during the Public Health Emergency ("PHE"), and delayed payment of the employer portion of social security tax. On April 14, 2021, Congress passed legislation to continue the suspension of the 2% sequestration payment adjustments on Medicare patient claims with dates of service through December 31, 2021. On December 10, 2021, the Protecting Medicare and American Farmers from Sequester Cut Act legislation passed, which continued the suspension of the sequestration payment adjustments for Medicare patient claims with dates of service through March 31, 2022. Medicare patient claims with dates of service between April 1 through June 30, 2022 had a 1% sequestration adjustment and Medicare patient claims with dates of service that began on July 1, 2022 had a 2% sequestration adjustment. On October 13, 2022, the U.S. Department of Health and Human Services extended the PHE until January 11, 2023.
CAAP
As of December 31, 2021, the Company had $106.5 million of accelerated payments under the CAAP, which was recorded in contract liabilities - deferred revenue in our condensed consolidated balance sheets in accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606"). On October 1, 2020, the repayment and recoupment terms for CAAP funds were amended by the Continuing Appropriations Act, 2021 and Other Extensions Act, which provides that recoupment will begin one year from the date the CAAP funds were received. Under these revised terms, recoupment of CAAP will occur under a tiered approach. The repayment terms began one year starting from the date the CAAP funds were issued and continued for 11 months, with CMS recouping the initial 25% of Medicare payments otherwise owed to the Company.
If any amount of CAAP funds that we received from CMS remains unpaid after the initial 11 month period, CMS recoups 50% of Medicare payments otherwise owed to the Company during the following six months. Interest will begin accruing on any amount of the CAAP funds that we received from CMS that remain unpaid following those recoupment periods. CMS will issue a repayment letter to the Company for any such outstanding amounts, which must be paid in full within 30 days from the date of the letter. The Company intends to repay the full amount before any interest accrues. During the nine months ended September 30, 2022, $101.6 million was recouped by CMS and $4.8 million of contract liabilities - deferred revenue remains on our condensed consolidated balance sheets as of September 30, 2022.
Other

The Company recognized the following amounts of net service revenue due to the suspension of the 2% sequestration payment adjustment and suspension of LTACH site-neutral payments (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Suspension of 2% sequestration payment adjustment	$—	$6,811	$9,952	$19,665
Suspension of LTACH site-neutral payment	4,918	5,749	17,070	18,230

As of September 30, 2022, the Company deferred $26.8 million of employer social security taxes, which was recorded in current liabilities - deferred employer payroll tax on our condensed consolidated balance sheets.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, the related unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021, the unaudited condensed consolidated statements of stockholders' equity for the three and nine months ended September 30, 2022 and 2021, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, and related notes (collectively, these financial statements are referred to as the "interim financial statements" and together with the related notes are referred to herein as the “interim financial information”) have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
The following table sets forth the percentage of net service revenue earned by category of payor for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Home health:
Medicare	59.7%	62.1%	59.4%	62.8%
Managed Care, Commercial, and Other	40.3	37.9	40.6	37.2
	100.0%	100.0%	100.0%	100.0%
Hospice:
Medicare	92.7%	94.6%	92.8%	94.3%
Managed Care, Commercial, and Other	7.3	5.4	7.2	5.7
	100.0%	100.0%	100.0%	100.0%
Home and community-based services:
Medicaid	38.3%	32.1%	36.8%	31.1%
Managed Care, Commercial, and Other	61.7	67.9	63.2	68.9
	100.0%	100.0%	100.0%	100.0%
Facility-based services:
Medicare	53.0%	45.8%	53.0%	49.5%
Managed Care, Commercial, and Other	47.0	54.2	47.0	50.5
	100.0%	100.0%	100.0%	100.0%
HCI:
Medicare	2.8%	6.0%	5.4%	11.4%
Managed Care, Commercial, and Other	97.2	94.0	94.6	88.6
	100.0%	100.0%	100.0%	100.0%
Medicare
The following describes the payment models in effect during the nine months ended September 30, 2022. Such payment models were subject to temporary adjustments made by CMS in response to COVID-19 pandemic as described elsewhere in this Quarterly Report on Form 10-Q. The 2% sequestration reduction adjustment was suspended for patient claims with dates of service through March 31, 2022. Medicare patient claims with dates of service between April 1 through June 30, 2022 had a 1% sequestration payment adjustment. Medicare patient claims with dates of service beginning July 1, 2022 had the full 2% sequestration payment adjustment.
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
Contingent Service Revenues
The HCI segment provides strategic health management services to Accountable Care Organizations ("ACOs") that have been approved to participate in the Medicare Shared Savings Program ("MSSP"). The HCI segment has service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any. ACOs are legal entities that contract with CMS to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for the individual, improving health for populations and lowering costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each year. During the nine months ended September 30, 2022 and 2021, the Company recorded in its HCI segment $15.6 million and $12.1 million, respectively, related to 2021 and 2020 ACO respective service periods, as certain ACOs served by the HCI segment received a MSSP payment from CMS confirming the performance obligation has been met.
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
The following table sets forth shares used in the computation of basic and diluted per share information and, with respect to the data provided for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Weighted average number of shares outstanding for basic per share calculation	30,565	31,238	30,527	31,205
Effect of dilutive potential shares:
Nonvested stock	141	196	112	217
Adjusted weighted average shares for diluted per share calculation	30,706	31,434	30,639	31,422
Anti-dilutive shares	87	6	264	118

Investments

During the nine months ended September 30, 2022, the Company invested $15.0 million and became a minority owner in a post-acute management services company, invested $0.1 million in Jumpstart Nova Fund, LP, and invested $0.2 million in LHCC Aging Innovations Fund I, LP. During the nine months ended September 30, 2021, the Company invested $10.0 million and became a minority owner in a healthcare analytics company and invested $0.1 million in Jumpstart Nova Fund, LP. These investments are recorded in other assets in our condensed consolidated balance sheets. These investments were accounted for under the cost method of accounting as the Company does not have the ability to exercise significant influence in connection with its minority ownership positions.
3. Acquisitions
On September 1, 2021, the Company purchased Heart of Hospice. During the nine months ended September 30, 2022, the Company recorded a decrease in patient accounts receivable of $1.5 million due to information obtained that related to facts and circumstances that existed at the time of acquisition; therefore, it was an adjustment to the provisional amounts previously recognized.
On November 1, 2021, the Company purchased Brookdale Health Care Services' agencies from the recently formed home health, hospice, and outpatient therapy venture between HCA Healthcare and Brookdale Senior Living. The Company's net working capital adjustment was finalized during the nine months ended September 30, 2022 for $3.1 million and recorded in accordance with ASC Topic 805, Business Combinations, as an increase to the consideration transferred. In addition, amounts due to government entities was reduced by $3.2 million to reflect payments made for prior years' hospice cap liability.
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
The following table summarizes the preliminary amounts of the assets acquired and liabilities assumed at their acquisition date, as well as their fair value at the acquisition date and the noncontrolling interest acquired during the nine months ended September 30, 2022 (amounts in thousands):

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
4. Goodwill and Intangibles
The changes in recorded goodwill and intangible assets by reporting unit for the nine months ended September 30, 2022 were as follows (amounts in thousands):

	Home health reporting unit	Hospice reporting unit	Home and community-based services reporting unit	Facility-based reporting unit	HCI reporting unit	Total
Goodwill:
Balance as of December 31, 2021	$968,435	$556,332	$167,027	$15,770	$40,862	$1,748,426
Net working capital adjustments	—	1,440	—	—	—	1,440
Acquisitions	2,190	—	—	—	—	2,190
Noncontrolling interests	504	—	—	—	—	504
Disposals	(440)	(1,460)	(240)	—	—	(2,140)
Balance as of September 30, 2022	$970,689	$556,312	$166,787	$15,770	$40,862	$1,750,420
Intangible assets:
Balance as of December 31, 2021	$237,979	$117,340	$24,245	$5,919	$14,519	$400,002
Acquisitions	1,010	—	—	—	—	1,010
Amortization	(1,589)	(1,346)	(8)	(334)	(436)	(3,713)
Disposals	(491)	(1,217)	(282)	—	—	(1,990)
Balance as of September 30, 2022	$236,909	$114,777	$23,955	$5,585	$14,083	$395,309
The Company did record impairments of goodwill and intangible assets related to the closure of underperforming locations. Goodwill impairment of $2.1 million and Medicare licenses/Certificate of need impairment of $2.0 million were recorded during the nine months ended September 30, 2022. Goodwill impairment of $0.02 million and Medicare licenses impairment of $0.9 million were recorded during the nine months ended September 30, 2021. This was recorded in impairment of intangibles and other on the Company's condensed consolidated statements of income. The amount of disposal of goodwill was determined using prices of comparable businesses in the market. The amount of disposal of the Medicare licenses/Certificate of need was its carrying value at the time of closure.

The following tables summarize the changes in intangible assets during the nine months ended September 30, 2022 and December 31, 2021 (amounts in thousands):

	2022	2021
Indefinite-lived intangible assets:
Trade names	$208,160	$207,780
Certificates of need/licenses	172,395	173,955
Net total	$380,555	$381,735

Definite-lived intangible assets:
Trade names
Gross carrying amount	$11,273	$11,073
Accumulated amortization	(10,559)	(9,606)
Net total	$714	$1,467
Non-compete agreements
Gross carrying amount	$14,524	$14,524
Accumulated amortization	(9,495)	(7,172)
Net total	$5,029	$7,352
Customer relationships
Gross carrying amount	$11,822	$11,822
Accumulated amortization	(2,811)	(2,374)
Net total	$9,011	$9,448
Total definite-lived intangible assets
Gross carrying amount	$37,619	$37,419
Accumulated amortization	(22,865)	(19,152)
Net total	$14,754	$18,267

Total intangible assets:
Gross carrying amount	$418,174	$419,154
Accumulated amortization	(22,865)	(19,152)
Net total	$395,309	$400,002

Remaining useful lives for trade names, customer relationships, and non-compete agreements were 7.0, 15.5, and 4.2 years, respectively, at September 30, 2022. Similar periods at December 31, 2021 were 7.8, 16.3, and 4.9 years for trade names, customer relationships, and non-compete agreements, respectively. Amortization expense was $1.0 million and $0.4 million for the three months ended September 30, 2022 and 2021 and $3.7 million and $1.0 million for the nine months ended September 30, 2022 and 2021. Amortization expense was recorded in general and administrative expenses.

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
Revolving loans under the 2021 Amended Credit Agreement bear interest, as selected by the Company, at either (i) the prevailing London Interbank Offered Rate ("LIBOR") (with interest periods of one, three or six months at the Company's option) plus a spread of 1.25% to 2.0% based on the Company's quarterly consolidated Leverage Ratio or (ii) the prevailing prime or base rate plus a spread of 0.25% to 1.00% based on the Company's quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.15% to 0.30% per annum depending upon the Company’s quarterly consolidated Leverage Ratio. The Base Rate as of September 30, 2022 was 7.25% and the LIBOR rate was 5.13%. As of September 30, 2022, the effective interest rate on outstanding borrowings under the 2021 Amended Credit Agreement was 4.98%.
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
As of September 30, 2022, the Company had $738.0 million drawn, letters of credit issued in the amount of $24.3 million, and $237.7 million of remaining borrowing capacity available under the 2021 Amended Credit Agreement. At December 31, 2021, the Company had $661.2 million drawn and letters of credit issued in the amount of $24.3 million under the 2021 Amended Credit Agreement.
Under the terms of the 2021 Amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The 2021 Amended Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with its debt covenants under the 2021 Amended Credit Agreement at September 30, 2022.
6. Stockholder’s Equity
Equity Based Awards
The 2018 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The total number of shares of the Company's common stock originally reserved were 2,210,544 shares and a total of 1,544,734 shares are currently available for issuance. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company’s common stock as of the date of grant.
Share Based Compensation
Nonvested Stock
Independent directors are granted shares of common stock under the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan. During the nine months ended September 30, 2022, the Company granted 8,800 nonvested shares of common stock to independent directors, which shares will vest 100% on the one year anniversary date.
During the nine months ended September 30, 2022, employees and a consultant were granted 182,310 and 10,935 shares, respectively, of nonvested shares of common stock pursuant to the 2018 Incentive Plan. The shares vest over a period of five years, conditioned on continued employment and in accordance with the consulting agreement. The fair value of nonvested shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date.
The following table represents the share grants activity for the nine months ended September 30, 2022:

	Restricted stock		Options
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Share grants outstanding as of December 31, 2021	415,816	$122.40	74,235	$42.07
Granted	202,045	139.64	—	—
Vested or exercised	(162,749)	143.35	(13,986)	31.27
Share grants outstanding as of September 30, 2022	455,112	$134.44	60,249	$43.05
As of September 30, 2022, there was $49.6 million of total unrecognized compensation cost related to nonvested shares of common stock granted. That cost is expected to be recognized over the weighted average period of 3.25 years. The Company records compensation expense related to nonvested stock awards at the grant date for shares of common stock that are awarded fully vested, and over the vesting term on a straight-line basis for shares of common stock that vest over time. The Company estimates forfeitures at the time of grant and revises the estimate in subsequent periods if actual forfeitures differ to ensure that total compensation expense recognized is at least equal to the value of vested awards. The Company recorded $15.3 million and $11.7 million of compensation expense related to nonvested stock grants for the nine months ended September 30, 2022 and 2021, respectively.
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
The table below details the shares of common stock issued during 2022:

	Number of shares	Per share price
Shares available as of December 31, 2021	104,344
Shares issued during the three months ended March 31, 2022	5,353	$130.37
Shares issued during the three months ended June 30, 2022	3,342	$160.17
Shares issued during the three months ended September 30, 2022	4,104	$147.95
Shares available as of September 30, 2022	91,545
Treasury Stock
In conjunction with the vesting of the nonvested shares of common stock or the exercise of stock options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy minimum tax obligations. During the nine months ended September 30, 2022, the Company redeemed 28,802 shares of common stock valued at $5.0 million, related to share vesting tax obligations. Such shares are held as treasury stock and are available for reissuance by the Company. Additionally, 5,268 shares were forfeited for terminated employees. Such shares are held in treasury stock and are available for reissuance by the Company.
In addition, the Company redeemed 6,249 shares of common stock valued at $0.2 million, related to the exercise of options.
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
The Company uses the cost method to account for the repurchase of common stock. During the nine months ended September 30, 2022, the Company repurchased 190,622 shares from the open market under its Stock Repurchase plan at an aggregate cost of $25.5 million.

7. Commitments and Contingencies
Contingencies
The Company provides services in a highly regulated industry and is a party to various proceedings and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including audits by Zone Program Integrity Contractors ("ZPICs"), Unified Program Integrity Contractors ("UPICs"), and Recovery Audit Contractors ("RACs") and investigations resulting from the Company's obligation to self-report suspected violations of law). Management cannot predict the ultimate outcome of any regulatory and other governmental and internal audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. These audits and investigations have caused and could potentially continue to cause delays in collections, recoupments from governmental payors. The Company recorded $12.0 million and $16.9 million in its condensed consolidated balance sheets in other assets as of September 30, 2022 and December 31, 2021, respectively, which are due from government payors related to the disputed finding of pending appeals of ZPIC audits. Additionally, these audits may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.
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
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of September 30, 2022, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
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
The carrying amount of each redeemable equity instrument presented in temporary equity for the nine months ended September 30, 2022 is not less than the initial amount reported for each instrument.
The following table summarizes the activity of noncontrolling interest-redeemable for the nine months ended September 30, 2022 (amounts in thousands):

Balance as of December 31, 2021	$17,501
Net income attributable to noncontrolling interest-redeemable	6,991
Noncontrolling interest-redeemable distributions	(7,514)
Balance as of September 30, 2022	$16,978

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

The Company recognizes operating lease right of use assets and operating lease payable based on the present value of the future minimum lease payments at the lease commencement date. The Company's leases do not provide implicit rates. Therefore, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. As of September 30, 2022, the weighted-average remaining lease term was 3.63 years and weighted-average discount rate was 4.11%.

The following table summarizes the operating lease right of use assets and related lease payables in our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Operating lease right of use asset	$108,975	$113,399
Current operating lease liabilities	36,998	37,630
Long-term operating lease liabilities	74,992	78,688

The components of lease costs for operating leases for the three and nine months ended September 30, 2022 and 2021 were as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost	$14,033	$12,791	$42,800	$37,096
Short-term lease cost	908	927	2,712	2,697
Variable lease cost	1,246	997	3,350	3,058
Total lease costs	$16,187	$14,715	$48,862	$42,851

Maturities of operating lease liabilities as of September 30, 2022 were as follows (amounts in thousands):

Month ending September 30,
2022	$11,073
2023	38,472
2024	29,629
2025	21,006
Thereafter	20,224
Total future minimum lease payments	120,404
Less: Imputed interest	(8,414)
Total	$111,990

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
The following tables summarize the Company’s segment information for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three months ended September 30, 2022
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$373,335	$103,799	$47,978	$31,441	$20,360	$576,913
Cost of service revenue (excluding depreciation and amortization)	217,790	68,951	35,727	22,549	2,755	347,772
General and administrative expenses	126,052	32,384	11,893	12,098	6,624	189,051
Impairment of intangibles and other	—	1,590	469	—	—	2,059
Operating income (loss)	29,493	874	(111)	(3,206)	10,981	38,031
Interest expense	(6,347)	(1,356)	(808)	(362)	(180)	(9,053)
Income (loss) before income taxes and noncontrolling interest	23,146	(482)	(919)	(3,568)	10,801	28,978
Income tax expense (benefit)	5,723	(439)	(165)	(927)	2,774	6,966
Net income (loss)	17,423	(43)	(754)	(2,641)	8,027	22,012
Less net income (loss) attributable to non controlling interests	3,838	1,269	(125)	(439)	160	4,703
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$13,585	$(1,312)	$(629)	$(2,202)	$7,867	$17,309
Total assets	$1,717,209	$798,668	$238,082	$80,223	$79,972	$2,914,154

	Three months ended September 30, 2021
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$386,699	$82,653	$45,800	$32,415	$17,884	$565,451
Cost of service revenue (excluding depreciation and amortization)	230,839	51,631	34,386	23,725	3,281	343,862
General and administrative expenses	126,695	22,548	11,764	11,050	4,387	176,444
Operating income (loss)	29,165	8,474	(350)	(2,360)	10,216	45,145
Interest expense	(811)	(139)	(109)	(54)	(22)	(1,135)
Income (loss) before income taxes and noncontrolling interest	28,354	8,335	(459)	(2,414)	10,194	44,010
Income tax expense (benefit)	6,407	1,874	(99)	(554)	2,522	10,150
Net income (loss)	21,947	6,461	(360)	(1,860)	7,672	33,860
Less net income (loss) attributable to noncontrolling interests	5,157	1,085	77	(187)	(6)	6,126
Net income (loss) attributable to LHC Group, Inc.'s common stockholders	$16,790	$5,376	$(437)	$(1,673)	$7,678	$27,734
Total assets	$1,632,670	$681,954	$239,452	$83,276	$75,334	$2,712,686

	Nine months ended September 30, 2022
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$1,154,009	$308,322	$137,036	$94,289	$30,945	$1,724,601
Cost of service revenue (excluding depreciation and amortization)	674,508	202,864	96,470	69,584	8,667	1,052,093
General and administrative expenses	387,482	97,152	35,755	35,737	13,674	569,800
Impairment of intangibles and other	930	2,677	523	—	—	4,130
Operating income (loss)	91,089	5,629	4,288	(11,032)	8,604	98,578
Interest expense	(13,805)	(2,803)	(1,785)	(851)	(387)	(19,631)
Income (loss) before income taxes and noncontrolling interest	77,284	2,826	2,503	(11,883)	8,217	78,947
Income tax expense (benefit)	17,057	(3)	680	(2,849)	2,129	17,014
Net income (loss)	60,227	2,829	1,823	(9,034)	6,088	61,933
Less net income (loss) attributable to non controlling interests	12,758	2,837	(74)	(1,085)	150	14,586
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$47,469	$(8)	$1,897	$(7,949)	$5,938	$47,347

	Nine months ended September 30, 2021
	Home health services	Hospice services	Home and community-based services	Facility-based services	HCI	Total
Net service revenue	$1,157,061	$209,191	$143,332	$96,814	$29,795	$1,636,193
Cost of service revenue (excluding depreciation and amortization)	663,137	129,848	103,941	65,360	9,720	972,006
General and administrative expenses	369,337	58,789	35,216	33,213	10,199	506,754
Impairment of intangibles and other	937	—	—	—	—	937
Operating income (loss)	123,650	20,554	4,175	(1,759)	9,876	156,496
Interest expense	(1,099)	(195)	(143)	(73)	(31)	(1,541)
Income (loss) before income taxes and noncontrolling interest	122,551	20,359	4,032	(1,832)	9,845	154,955
Income tax expense (benefit)	26,003	4,221	889	(649)	2,445	32,909
Net income (loss)	96,548	16,138	3,143	(1,183)	7,400	122,046
Less net income (loss) attributable to non controlling interests	17,506	3,308	441	792	(37)	22,010
Net income (loss) attributable to LHC Group, Inc.'s common stockholder	$79,042	$12,830	$2,702	$(1,975)	$7,437	$100,036

12. Income Taxes

The effective tax rate for the nine months ended September 30, 2022 and 2021 benefited from $0.9 million and $2.4 million, respectively, of excess tax benefits associated with stock-based compensation arrangements.

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position is a two-step process.  The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized.  The Company’s unrecognized tax benefits would affect the tax rate, if recognized.  The Company includes the full amount of unrecognized tax benefits in income taxes payable in noncurrent liabilities in the Company's condensed consolidated balance sheets.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. As of September 30, 2022 and December 31, 2021, the Company recognized $8.0 million and $7.3 million, respectively, in unrecognized tax benefits.

13. Subsequent Event

On October 1, 2022, the Company purchased three wholly-owned home health agencies. Total consideration for the acquisition was $18.5 million.
ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain statements, including the anticipated timing of the consummation of the Merger, the potential future impact of COVID-19 on our results of operations and liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the potential impact on supply chain disruptions and increased costs associated with obtaining personal protective equipment, the expected benefit of the CARES Act on our liquidity, and information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future plans and strategies, anticipated events or trends, future financial performance, and expectations and beliefs concerning matters that are not historical facts or that necessarily depend upon future events. The words “may,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions are intended to identify forward-looking statements. Specifically, this report contains, among others, forward-looking statements about:

•the anticipated timing of the consummation of the Merger and our ability to satisfy the closing condition to the Merger, including receipt of the required regulatory approvals thereto;
•our expectations regarding financial condition or results of operations for periods after September 30, 2022;
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
OVERVIEW
General
We provide quality, cost-effective post-acute health care services to our patients. As of September 30, 2022, we have 942 service providers in 37 states within the continental United States and the District of Columbia. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services primarily offered through our long-term acute care hospitals (“LTACHs”), and (5) healthcare innovations services ("HCI"). We intend to increase the number of service providers within each of our segments that we operate through continued acquisitions, joint ventures, and organic development.
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational, and speech therapy. As of September 30, 2022, we operated 543 home health services locations, of which 333 are wholly-owned, 206 are majority-owned through equity joint ventures, two are under license lease arrangements, and the operations of the remaining two locations are only managed by us.

Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of September 30, 2022, we operated 163 hospice locations, of which 97 are wholly-owned, 64 are majority-owned through equity joint ventures, and two are under license lease arrangements.
Through our home and community-based services segment, services are performed by skilled nursing and paraprofessional personnel, and include assistance with activities of daily living to the elderly, chronically ill, and disabled patients. As of September 30, 2022, we operated 133 home and community-based services locations, of which 120 are wholly-owned and 13 are majority-owned through equity joint ventures.
We provide facility-based services principally through our LTACHs. As of September 30, 2022, we operated 11 LTACHs with 12 locations, all but three of which are located within host hospitals. We also operate two skilled nursing facilities, two family health centers, two rural health clinics, and 76 therapy clinics. Of these 94 facility-based services locations, 83 are wholly-owned, and 11 are majority-owned through equity joint ventures.
Our HCI segment reports on our developmental activities outside its other business segments.  The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) certain assets operated by Advanced Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have 9 HCI locations, of which all are wholly-owned.
The Joint Commission is a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care, and operation of medical staffs of health care organizations. Currently, Joint Commission accreditation of home nursing and hospice agencies is voluntary. However, some managed care organizations use Joint Commission accreditation as a credentialing standard for regional and state contracts. As of September 30, 2022, the Joint Commission had accredited 521 of our 543 home health services locations and 110 of our 163 hospice agencies. Those not yet accredited are working towards achieving this accreditation. As we acquire companies, we apply for accreditation 12 to 18 months after completing the acquisition.
The percentage of net service revenue contributed from each reporting segment for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,		Nine months ended September 30,
Reporting segment	2022	2021	2022	2021
Home health services	64.7%	68.4%	66.9%	70.7%
Hospice services	18.0	14.6	17.9	12.8
Home and community-based services	8.3	8.1	7.9	8.8
Facility-based services	5.5	5.7	5.5	5.9
HCI	3.5	3.2	1.8	1.8
	100.0%	100.0%	100.0%	100.0%
Recent Developments
Coronavirus and Coronavirus Aid, Relief, and Economic Security Act
The following portions of the CARES Act impacted us during the nine months ended September 30, 2022:
•CAAP: CMS recouped $101.6 million of CAAP. As of September 30, 2022, $4.8 million of contract liabilities - deferred revenue remains on our condensed consolidated balance sheets.
•Suspension of the 2% sequestration payment adjustment: During the nine months ended September 30, 2022, we recognized $10.0 million of net service revenue, respectively, due to the suspension of the 2% sequestration payment adjustment. We recognized $6.8 million and $19.7 million of net service revenue, respectively, during the three and nine months ended September 30, 2021.
•Waiver of the application of site-neutral payment: Under Section 1886(m)(6)(A)(i) of the Act, the claims processing systems was updated to pay all LTACH cases admitted during the COVID-19 PHE period at the LTACH-PPS standard federal rate, effective for claims with an admission date occurring on or after January 27, 2020 through the end of the PHE period. During the three and nine months ended September 30, 2022, we recognized $4.9 million and $17.1 million of net service revenue, respectively, due to the suspension of LTACH site-neutral payments. We recognized $5.7 million and $18.2 million of net service revenue, respectively, during the three and nine months ended September 30, 2021.
During the three and nine months ended September 30, 2022, we did experience higher costs related to higher contract labor utilization due to an increase in our clinicians being on quarantine from COVID-19 exposure or potential exposure. There is no guarantee that we won’t experience similar impacts in the future or experience a decrease in demand for our services as a result of COVID-19. The rapid development and fluidity of this situation makes it difficult to predict the ultimate impact of COVID-19 on our business and operations. Nevertheless, COVID-19 presents a material uncertainty which could materially impact our business and results of operations in the future.
Home Health
On October 31, 2022, CMS released the final rule for fiscal year 2023. The final rule states the Medicare base payments will increase by 0.7%. The increase reflects the effects of the 4.0% home health payment update, a 3.5% decrease from the effects of the prospective permanent behavioral assumption adjustment of -3.925% that is being phased-in, and 0.2% increase from the effects of an update to the fixed-dollar ratio used in determining outlier payments. The impact of the -3.925% permanent behavioral assumption adjustment is -3.5%, as the permanent adjustment is only made to the 30-day payment rate and not the Low Utilization Payment Adjustment per visit payment rates. CMS also finalized a permanent 5% cap on negative wage index changes regardless of the underlying reason for the decrease.
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
The following are the final fiscal year 2023 base payment rates for various levels of care, which began on October 1, 2022 and will end September 30, 2023 and the final fiscal year 2022 base payment rates for various levels of care, which began on October 1, 2021 and ended September 30, 2022 (payment rates for hospice providers not complying with the hospice quality reporting requirements will be 2% lower than the values referenced below):

Description	Final Fiscal Year 2023 Rate per patient day	Fiscal Year 2022 Rate per patient day
Routine Home Care days 1-60	$211.34	$203.40
Routine Home Care days 60+	$167.00	$160.74
Continuous Home Care	$1,522.04	$1,462.52
Full rate = 24 hours of care
$60.94 = hourly rate for 2022 $63.42 = hourly rate for 2023
Inpatient Respite Care	$492.10	$473.75
General Inpatient Care	$1,110.76	$1,068.28
Facility-based

On August 1, 2022, CMS issued the final rule for the fiscal year 2023 Long-Term Care Hospital Prospective Payment System ("LTCH PPS"). LTCH PPS payments will increase 2.3% due primarily to the annual standard federal rate update (the productivity-adjusted market basket increase) of 3.8% and a decrease in high cost outlier payments.
RESULTS OF OPERATIONS
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the three months ended September 30, 2022 and 2021 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2022			2021			Increase (Decrease)
Net service revenue	$576,913			$565,451			$11,462
Cost of service revenue (excluding depreciation and amortization)	347,772	60.3%		343,862	60.8%		3,910
General and administrative expenses	189,051	32.8		176,444	31.2		12,607
Impairment of intangibles and other	2,059	0.4		—	—		2,059
Interest expense	(9,053)	(1.6)		(1,135)	(0.2)		7,918
Income tax expense	6,966	30.1	(1)	10,150	27.5	(1)	(3,184)
Net income attributable to noncontrolling interests	4,703	0.8		6,126	1.1		(1,423)
Net income attributable to LHC Group, Inc.’s common stockholders	$17,309			$27,734			$(10,425)

(1) Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized of $0.3 million during each of the three months ended September 30, 2022 and 2021.

Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three months ended September 30,
	2022		2021
Home health services:
Salaries, wages and benefits	$196,715	52.7%	$209,972	54.3%
Transportation	10,044	2.7	9,358	2.4
Supplies and services	11,031	3.0	11,509	3.0
Total	$217,790	58.3%	$230,839	59.7%
Hospice services:
Salaries, wages and benefits	$50,051	48.2%	$37,485	45.4%
Transportation	3,400	3.3	2,354	2.8
Supplies and services	15,500	14.9	11,792	14.3
Total	$68,951	66.4%	$51,631	62.5%
Home and community-based services:
Salaries, wages and benefits	$34,894	72.7%	$33,632	73.4%
Transportation	455	0.9	429	0.9
Supplies and services	378	0.8	325	0.7
Total	$35,727	74.5%	$34,386	75.0%
Facility-based services:
Salaries, wages and benefits	$18,111	57.6%	$17,499	54.0%
Transportation	66	0.2	12	—
Supplies and services	4,372	13.9	6,214	19.2
Total	$22,549	71.7%	$23,725	73.2%
HCI:
Salaries, wages and benefits	$2,694	13.2%	$3,214	18.0%
Transportation	49	0.2	50	0.3
Supplies and services	12	0.1	17	0.1
Total	$2,755	13.5%	$3,281	18.4%
Consolidated:
Salaries, wages and benefits	$302,465	52.4%	$301,802	53.4%
Transportation	14,014	2.4	12,203	2.1
Supplies and services	31,293	5.4	29,857	5.3
Total	$347,772	60.3%	$343,862	60.8%

During 2022, cost of service revenue decreased as a percentage of net service revenue from 60.8% to 60.3%. Our cost of service revenue was impacted by decreased employee medical insurance claim costs as we experienced decreased COVID-19 claims, decreased pharmaceutical costs, and less catastrophic claims as compared to the three months ended September 30, 2021.

Cost of service revenue in our hospice segment increased due to acquisitions purchased during the latter half of 2021.

Cost of service revenue in our home and community-based segment received the benefit of $2.7 million from various state Medicaid programs in response to COVID-19 relief funds to offset higher labor costs.

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Three months ended September 30,
	2022		2021
Home health services:
General and administrative	$122,857	32.9%	$123,656	32.0%
Depreciation and amortization	3,195	0.9	3,039	0.8
Total	$126,052	33.8%	$126,695	32.8%
Hospice services:
General and administrative	$31,196	30.1%	$21,710	26.3%
Depreciation and amortization	1,188	1.1	838	1.0
Total	$32,384	31.2%	$22,548	27.3%
Home and community-based services:
General and administrative	$11,561	24.1%	$11,335	24.7%
Depreciation and amortization	332	0.7	429	0.9
Total	$11,893	24.8%	$11,764	25.6%
Facility-based services:
General and administrative	$11,296	35.9%	$10,230	31.6%
Depreciation and amortization	802	2.6	820	2.5
Total	$12,098	38.5%	$11,050	34.1%
HCI:
General and administrative	$6,381	31.3%	$4,155	23.2%
Depreciation and amortization	243	1.2	232	1.3
Total	$6,624	32.5%	$4,387	24.5%
Consolidated:
General and administrative	$183,291	31.8%	$171,086	30.3%
Depreciation and amortization	5,760	1.0	5,358	0.9
Total	$189,051	32.8%	$176,444	31.2%

During 2022, consolidated general and administrative expenses increased as a percentage of net service revenue from 31.2% to 32.8% as we incurred higher administrative costs related to acquisitions purchased during the latter half of 2021.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Summary consolidated financial information
The following table summarizes our consolidated results of operations for the nine months ended September 30, 2022 and 2021 (amounts in thousands, except percentages, which are percentages of consolidated net service revenue, unless indicated otherwise):

	2022			2021			Increase (Decrease)
Net service revenue	$1,724,601			$1,636,193			$88,408
Cost of service revenue (excluding depreciation and amortization)	1,052,093	61.0%		972,006	59.4%		80,087
General and administrative expenses	569,800	33.0		506,754	31.0		63,046
Impairment of intangibles and other	4,130	0.2		937	0.1		3,193
Interest expense	(19,631)	(1.1)		(1,541)	(0.1)		18,090
Income tax expense	17,014	27.8	(1)	32,909	26.6	(1)	(15,895)
Net income attributable to noncontrolling interests	14,586	0.8		22,010	1.3		(7,424)
Net income attributable to LHC Group, Inc.’s common stockholders	$47,347			$100,036			$(52,689)
(1) Effective tax rate as a percentage of income from continuing operations attributable to our common stockholders, excluding the excess tax benefits realized of $0.9 million and $2.4 million during the nine months ended September 30, 2022 and 2021, respectively.

Cost of service revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine months ended September 30,
	2022		2021
Home health services:
Salaries, wages and benefits	$613,745	53.2%	$601,998	52.0%
Transportation	29,509	2.6	27,408	2.4
Supplies and services	31,254	2.7	33,731	2.9
Total	$674,508	58.4%	$663,137	57.3%
Hospice services:
Salaries, wages and benefits	$149,340	48.4%	$93,950	44.9%
Transportation	9,490	3.1	6,151	2.9
Supplies and services	44,034	14.3	29,747	14.2
Total	$202,864	65.8%	$129,848	62.0%
Home and community-based services:
Salaries, wages and benefits	$94,650	69.1%	$101,711	71.0%
Transportation	1,300	0.9	1,259	0.9
Supplies and services	520	0.4	971	0.7
Total	$96,470	70.4%	$103,941	72.6%
Facility-based services:
Salaries, wages and benefits	$54,755	58.1%	$48,420	50.0%
Transportation	180	0.2	29	—
Supplies and services	14,649	15.5	16,911	17.5
Total	$69,584	73.8%	$65,360	67.5%
HCI:
Salaries, wages and benefits	$8,502	27.5%	$9,527	32.0%
Transportation	140	0.5	166	0.6
Supplies and services	25	0.1	27	0.1
Total	$8,667	28.0%	$9,720	32.7%
Consolidated:
Salaries, wages and benefits	$920,992	53.4%	$855,606	52.3%
Transportation	40,619	2.4	35,013	2.1
Supplies and services	90,482	5.2	81,387	5.0
Total	$1,052,093	61.0%	$972,006	59.4%

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

General and administrative expenses

The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment’s respective net service revenue):

	Nine months ended September 30,
	2022		2021
Home health services:
General and administrative	$377,970	32.8%	$360,727	31.2%
Depreciation and amortization	9,512	0.8	8,610	0.7
Total	$387,482	33.6%	$369,337	31.9%
Hospice services:
General and administrative	$93,457	30.3%	$56,874	27.2%
Depreciation and amortization	3,695	1.2	1,915	0.9
Total	$97,152	31.5%	$58,789	28.1%
Home and community-based services:
General and administrative	$34,806	25.4%	$34,016	23.7%
Depreciation and amortization	949	0.7	1,200	0.8
Total	$35,755	26.1%	$35,216	24.5%
Facility-based services:
General and administrative	$33,121	35.1%	$30,765	31.8%
Depreciation and amortization	2,616	2.8	2,448	2.5
Total	$35,737	37.9%	$33,213	34.3%
HCI:
General and administrative	$12,963	41.9%	$9,473	31.8%
Depreciation and amortization	711	2.3	726	2.4
Total	$13,674	44.2%	$10,199	34.2%
Consolidated:
General and administrative	$552,317	32.0%	$491,855	30.1%
Depreciation and amortization	17,483	1.0	14,899	0.9
Total	$569,800	33.0%	$506,754	31.0%

During 2022, consolidated general and administrative expenses increased as a percentage of revenue from 31.0% to 33.0%. We incurred higher administrative costs related to acquisitions purchased during the latter half of 2021.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our cash balance at September 30, 2022 was $10.5 million and we have $243.4 million of available liquidity from cash and our revolving credit facility, net of $4.8 million liabilities associated with the CAAP. We have additional capacity in our revolving credit facility of $300.0 million per our accordion expansion. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months.
Our principal source of liquidity for operating activities is the collection of patient accounts receivable, most of which are collected from governmental and third-party commercial payors. We also have the ability to obtain additional liquidity, if necessary, through our credit facility, which provides for aggregate borrowings, including outstanding letters of credit.
The following table summarizes changes in cash (amounts in thousands):

	Nine months ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$10,038	$(51,616)
Investing activities	(31,994)	(412,242)
Financing activities	22,669	206,805
Change in cash	$713	$(257,053)
Cash at beginning of period	9,809	286,569
Cash at end of period	$10,522	$29,516

We experienced a decline in net income during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decline was related to decreased census, increased labor costs, and increased general and administrative costs related to the Merger and acquisitions purchased during the latter part of 2021. Our accounts payables and accrued expenses increased as we implemented a new enterprise system and utilized payment management strategies incorporated within the new system. During the nine months ended September 30, 2022, CMS recouped $101.6 million of the CAAP, as compared to $141.6 million during the nine months ended September 30, 2021.
We acquired $2.6 million in business combinations during the nine months ended September 30, 2022 as compared to $383.5 million of business combinations during the nine months ended September 30, 2021.
In addition, we utilized our credit agreement for funding of the share repurchase plan and recoupments of the CAAP during the months ended September 30, 2022. We returned $93.3 million of Provider Relief Funds back to the government during the nine months ended September 30, 2021.
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

Revolving loans under the 2021 Amended Credit Agreement bear interest, as selected us, at either (i) the prevailing London Interbank Offered Rate ("LIBOR") (with interest periods of one, three or six months at our option) plus a spread of 1.25% to 2.0% based on our quarterly consolidated Leverage Ratio or (ii) the prevailing prime or base rate plus a spread of 0.25% to 1.00% based on our quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at any time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.15% to 0.30% per annum depending upon our quarterly consolidated Leverage Ratio. The Base Rate as of September 30, 2022 was 7.25% and the LIBOR rate was 5.13%. As of September 30, 2022, the effective interest rate on outstanding borrowings under the 2021 Amended Credit Agreement was 4.98%.
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

As of September 30, 2022, we had $738.0 million drawn, letters of credit issued in the amount of $24.3 million, and $237.7 million of remaining borrowing capacity available under the 2021 Amended Credit Agreement. At December 31, 2021, we had $661.2 million drawn and letters of credit issued in the amount of $24.3 million under the 2021 Amended Credit Facility.
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
At September 30, 2022, we were in compliance with all debt covenants.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar or Base Rate. A hypothetical basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased our interest expense by $5.8 million for the nine months ended September 30, 2022.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2022, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022, the end of the period covered by this Quarterly Report.
Changes in Internal Controls Over Financial Reporting
We, including the principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of the controls and procedures, the principal executive officer and principal financial officer concluded the disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022, the end of the period covered by this Quarterly Report.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of LHC Group, Inc. (previously filed as an Exhibit 3.1 to LHC Group’s Form 8-K filed on April 2, 2018).
3.2	Bylaws of LHC Group, Inc. as amended on December 31, 2007 (previously filed as Exhibit 3.2 to LHC Group’s Form 10-Q filed on May 9, 2008).
31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Dale G. Mackel, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer of LHC Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document).
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

LHC GROUP, INC.
(Registrant)

Date: November 3, 2022	/s/ Dale G. Mackel
Dale G. Mackel
Chief Financial Officer (Principal financial officer)