Form 10-K
period 2022-12-31
LHC Group, Inc
filed 2023-02-22
CIK 1303313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4.6 billion based on the closing sale price as reported on the NASDAQ Global Select Market. For purposes of this determination shares beneficially owned by officers, directors, and ten percent stockholders have been excluded, which does not constitute a determination that such persons are affiliates.
There were 31,148,666 shares of common stock, $0.01 par value, outstanding as of February 16, 2023.

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
•our expectations regarding financial condition or results of operations for periods after December 31, 2022;
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
LHC Group, Inc. and UnitedHealth Group Incorporated Merger
On March 28, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with UnitedHealth Group Incorporated ("Parent") and Lightning Merger Sub Inc., a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent. At a Special Meeting of Stockholders held on June 21, 2022, the stockholders of the Company approved the Merger. The parties to the Merger continue to work toward the expected consummation of the Merger prior to the end of the first quarter of 2023.

Overview
We provide quality, cost-effective post-acute health care services to our patients. As of December 31, 2022, we have 920 service providers in 37 states within the continental United States and the District of Columbia. Our services are classified into five segments: (1) home health services, (2) hospice services, (3) home and community-based services, (4) facility-based services, primarily offered through our long-term acute care hospitals ("LTACHs"), and (5) healthcare innovations ("HCI").
Our home health service locations offer a wide range of services, including skilled nursing, medically-oriented social services and physical, occupational, and speech therapy. The nurses, home health aides, and therapists in our home health agencies work closely with patients and their families to design and implement individualized treatment plans in accordance with a physician-prescribed plan of care. As of December 31, 2022, we operated 527 home health service locations, of which 320 are wholly-owned by us, 203 are majority-owned by us through equity joint ventures, two are under license lease arrangements, and the operations of the remaining two locations are managed by us.
Our hospices provide end-of-life care to patients with terminal illnesses through interdisciplinary teams of physicians, nurses, home health aides, counselors, and volunteers. We offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2022, we operated 159 hospice locations, of which 96 are wholly-owned by us, 61 are majority-owned by us through equity joint ventures, and two are under license lease arrangements.
Our home and community-based locations offer assistance with activities of daily living to elderly, chronically ill, and disabled patients, performed by skilled nursing and paraprofessional personnel. As of December 31, 2022, we operated 128 locations, of which 119 are wholly-owned by us and 9 are majority-owned by us through equity joint ventures.
Our LTACH locations provide services primarily to patients with complex medical conditions who have transitioned out of a hospital intensive care unit but whose conditions remain too severe for treatment in a non-acute setting. As of December 31, 2022, our LTACHs had 367 licensed beds. We operated 11 LTACHs with 12 locations, of which all but two are located within host hospitals. As part of our facility-based services segment, we also own and operate two skilled nursing facilities, two rural health clinics, one physician practice, one family health center, and 81 physical therapy clinics. Of these 99 facility-based services locations, 88 are wholly-owned by us and 11 are majority-owned by us through equity joint ventures.
Our HCI segment reports on our developmental activities outside its other business segments. The HCI segment includes (a) Imperium Health Management, LLC, an Accountable Care Organization ("ACO") enablement and management company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) Advance Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor's office. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments. The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs. They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have seven HCI locations, of which all are wholly-owned by us.
Our net service revenue by segment for the years ended December 31, 2022, 2021 and 2020 was as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Home Health	$1,531,491	$1,551,542	$1,463,779
Hospice	407,489	311,218	243,806
Home and Community-Based	180,587	189,561	194,584
Facility-Based	127,916	132,098	128,578
HCI	35,288	35,203	32,457
Consolidated Net Service Revenue	$2,282,771	$2,219,622	$2,063,204

For further information regarding the financial performance of our segments, see Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Our founders began operations in September 1994 as St. Landry Home Health, Inc. in Palmetto, Louisiana. After several years of expansion, our founders reorganized their business and began operating as Louisiana Healthcare Group, Inc. in June 2000. In March 2001, Louisiana Healthcare Group, Inc. reorganized and became a wholly owned subsidiary of The Healthcare Group, Inc., a Louisiana business corporation. In December 2002, The Healthcare Group, Inc. merged into LHC Group, LLC, a Louisiana limited liability company, with LHC Group, LLC being the surviving entity. In January 2005, LHC Group, LLC established a wholly owned Delaware subsidiary, LHC Group, Inc. and on February 9, 2005, LHC Group, LLC merged into LHC Group, Inc., a Delaware corporation with LHC Group, Inc. being the surviving entity. Our principal executive offices are located at 901 Hugh Wallis Road South, Lafayette, Louisiana, 70508. Our telephone number is (337) 233-1307. Our website is www.lhcgroup.com. Information contained on our website is not part of or incorporated by reference into this Annual Report on Form 10-K.
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
Facility-Based Services
LTACHs is a reporting unit within our Facility-Based services segment. Our LTACHs treat patients with severe medical conditions who require a high-level of care and frequent monitoring by physicians and other clinical personnel. Patients who receive our services in an LTACH have been diagnosed as being too medically unstable for treatment in a non-acute setting. For example, our LTACHs typically serve patients suffering from respiratory failure, neuromuscular disorders, cardiac disorders, non-healing wounds, renal disorders, cancer, head and neck injuries, and mental disorders. We also treat patients diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. We also operate two skilled nursing facilities, family health center, rural health clinics, a physician practice, and physical therapy providers that staff both facilities and outpatient clinics.
Healthcare Innovations Services
Our HCI segment reports on our developmental activities outside our other business segments.  The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement and management company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) Advanced Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments.  The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs.  They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments.
Operations
Financial information relating to the home health, hospice, home and community-based, facility-based, and HCI operating segments of our business, including their contributions to our net service revenue, operating income, and total assets for each of the twelve months ended December 31, 2022, 2021, and 2020, respectively, can be found in Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Equity Joint Ventures
As of December 31, 2022, we had 82 equity joint ventures including 75 with hospital and health systems, which are comprised of over 350 hospitals, four with physicians, and three with other parties.
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
Quality Assurance & Performance Improvement
The LHC Group Quality Assurance and Performance Improvement Department, overseen by our Vice President of Quality and Care Delivery and Chief Medical Officer, is responsible for formulating quality of care indicators, identifying performance improvement priorities, and facilitating best practices for quality care. Company-wide, we have adopted a “Plan, Do, Check, Act” methodology for our quality/performance improvement activities and initiatives. We also set forth a quality platform that reviews:
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
As required under the Medicare conditions of participation, we maintain a continuous quality improvement program, which involves:
•ongoing education of staff and quarterly continuous quality improvement meetings at each of our agencies, facilities, and principal home offices,

•monthly comprehensive audits of patient charts performed at each of our agencies and facilities,
•a comprehensive survey readiness assessment on each of our agencies and facilities, annually at a minimum,
•review of Home Health Compare scores,
•employee benchmarking software to track real time patient quality of care
•assessment of patients' and/or family members' perception of care using third party data, and
•assessment of infection control practices and risk events.
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
With the January 2023 Home Health Compare update, 90% of our providers were 4 Stars or above for the quality of care rating and 64% of our providers are at or above 4 stars for the HHCAPS (Home Health Care Consumer Assessment of Healthcare Providers and Systems) star rating.
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
Reimbursement
The following describes the payment models in effect during the year ended December 31, 2022. Such payment models have been subject to temporary adjustments made by CMS in response COVID-19 pandemic as described elsewhere in this Annual Report on Form 10-K.
Medicare
The federal government’s Medicare program, governed by the Social Security Act of 1965 (the “Social Security Act”), reimburses health care providers for services furnished to Medicare beneficiaries. These beneficiaries generally include persons age 65 and older and those who are chronically disabled. The program is primarily administered by the Department of Health and Human Services (“HHS”) and CMS. Medicare services accounted for 59.6%, 59.8% and 62.1%, of our net service revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Medicare reimburses us based upon the setting in which we provide our services or the Medicare category in which those services fall.
In 2011, sequestration was implemented in the Budget Control Act of 2011(BCA, P.L. 112-25) as a tool in federal budget control. The sequestration cut to Medicare payments began on April 1, 2013, and reduced Medicare payments for patients whose service dates ended on or after April 1, 2013 by 2%. In response to COVID-19, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security ("CARES Act") on March 27, 2020. The CARES Act suspended the 2% sequestration payment adjustments on Medicare patient claims with periods that ended on May 1, 2020 through December 31, 2020. On April 14, 2021, Congress passed legislation to continue the suspension of the 2% sequestration payment adjustments on Medicare patient claims with dates of service through December 31, 2021. On December 10, 2021, the Protecting Medicare and American Farmers from Sequester Cuts Act legislation passed, which will continue the suspension of the sequestration payment adjustments for Medicare patient claims with dates of service through March 31, 2022. Medicare patient claims with dates of services between April 1 through June 30, 2022 had a 1% sequestration adjustment and Medicare patient claims with dates of services beginning July 1, 2022 returned to a 2% sequestration adjustment.
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

Under PDGM, the initial certification of Medicare patient eligibility, plan of care, and comprehensive assessment remains valid for 60-day episodes of care but payments for Medicare home health services are made based upon 30-day payment periods. The national, standardized 30-day Medicare payment amount was $2,031.64, resulting in a 3.2% increase in payments over fiscal year 2021. The rule reflected the 2.6% payment update, 0.7% increase due to the reduction of the fixed-dollar loss ratio for outliers, and a 0.1% reduction due to the rural add-on percentages mandated by the Bipartisan Budget Act of 2018. The final rule expanded the Home Health Value-Based Purchasing ("HHVBP") model nationally, with the first performance year of January 1, 2023. Starting in 2025, fee-for-service payments to home health agencies will be adjusted based on the quality of care provided to beneficiaries during the calendar year 2023 performance year.
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
On July 29, 2021, CMS released the final rule for fiscal year 2022. The final hospice payment update was a 2.0% increase of payment rates, which applied a 2.7% market basket update and a 0.7% decrease for productivity. The final rule also increased the aggregate cap value of $31,297.61 for fiscal year 2022.

On July 27, 2022, CMS released the final rule for fiscal year 2023 to update payment rates and the wage index. The final hospice payment update is an increase of 3.8%, which applies a 4.1% market basket update and a 0.3 percentage point reduction for productivity. Hospice agencies that fail to meet quality reporting requirements will receive a two percentage point reduction to the annual market basket update. The final rule increased the aggregate cap value of $32,486.92, as compared to $31,297.61 for the fiscal year 2022.
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
Freestanding, HwH and Satellite LTACHs
LTACHs may be organized and operated as freestanding facilities or as a hospital within a hospital, or “HwH”. A HwH is an LTACH that is located on the "campus" of another hospital, meaning the physical area immediately adjacent to a hospital’s main buildings, other areas and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other area determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital's campus. An LTACH that uses the same Medicare provider number of an affiliated “primary site” LTACH is known as a “satellite”. Under Medicare policy, a satellite LTACH must be located within 35 miles of its primary site LTACH and be administered by such primary site LTACH. As of December 31, 2022, we had a total of 12 LTACH facilities, with 367 licensed beds. Ten of our LTACH facilities were classified as HwHs and two were classified as freestanding. Of the 12 facilities, eight were located in Metropolitan Statistical Area (“MSA”) or urban areas and four were located in non-MSA or rural areas. One of our HwH facilities was a satellite location of a parent hospital located in an MSA. Both of our freestanding locations are in MSAs, with one being located adjacent to a tertiary care facility.
An LTACH must have an average inpatient length-of-stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days during each annual cost reporting period. LTACHs that fail to exceed an average length-of-stay of 25 days during any cost reporting period may be paid under the general acute care hospital IPPS.
Fiscal Year Rates

On August 2, 2021, CMS issued a final rule for the fiscal year 2022. LTACH-PPS payments increased by 1.1% for fiscal year 2022. LTACH-PPS payments for fiscal year 2022 for discharges paid using the standard LTACH payment rate increased by 0.9% due primarily to the annual standard Federal rate update for fiscal year 2022 of 1.9% and 0.8% decrease in high cost outlier payments. LTACH-PPS payments for fiscal year 2022 for discharges paid using the site neutral payment rate increased by 3%.
On August 1, 2022, CMS issued the final rule for the fiscal year 2023 stating LTACH-PPS payments will increase 2.3% due primarily to the annual standard federal rate update (the productivity-adjusted market basket increase) of 3.8% and a decrease in high cost outlier payments.
In response to COVID-19, the CARES Act suspended the application of site-neutral payments for LTACH admissions that were admitted during the Public Health Emergency ("PHE"). On February 9, 2023, the U.S. Department of Health and Human Services extended the PHE until May 11, 2023.
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
In response to the challenges associated with collecting from commercial payors, we began negotiating higher reimbursement rates with a majority of our commercial payors. As of December 31, 2022, our managed care contracts included over 325 different payors between all of our divisions. If we are unable to continue negotiating higher reimbursement rates with commercial payors, if commercial payor continues to outpace traditional governmental payor growth, or if commercial payors reduce health care costs through reduction in home health reimbursement, it could have a material adverse impact on our financial results.
Human Capital Resources
Our culture and values, along with approximately 30,000 employees in 37 states and the District of Columbia, are our most valuable assets. In pursuit of our Company’s purpose - It’s All About Helping People - we strive to provide exceptional care and unparalleled service to patients and families who have placed their trust in us. We are led in this pursuit by our operating philosophy, rooted in the principles of service excellence, and our actions are guided by our Six Pillars of Excellence:
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
As of December 31, 2022, we employed approximately 30,000 employees, which includes 13,900 in our home health operations, 3,500 in our hospice operations, 7,500 in our home and community-based services operations, and 1,000 in our LTACHs.
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
In the interest of furthering these goals, the Company established the role of Vice President and Chief Diversity Officer in 2021. This individual serves as the chair for our Diversity, Equity, and Inclusion Committee, which was established in 2020 to formulate and implement actionable diversity, equity, and inclusion initiatives for the Company in pursuit of our DE&I objectives:
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
Training and Education
All new employees and contractors, and all existing employees and contractors on an annual basis, must complete a one-hour program on our corporate compliance and ethics program. We also require annual distribution of the Code of Conduct and Ethics, and require each employee, including contractors, to acknowledge their receipt, review, and attestation to abide by the terms of the Code.
To empower employees to unleash their potential, we provide a range of development programs and opportunities, skills, and resources that our employees need and desire to be successful. For example, our iTrain platform provides additional specialized training in areas such as eligibility for home health and hospice, HIPAA, privacy, and security, clinical and quality, coding, billing and reimbursement, and sales and marketing through webcasts, online courses and instructor-led sessions. Additionally, our Excellence by Design program provides a robust and formal curriculum for employees to obtain a deeper understanding of all facets of the Company, including accounting and finance, employee recruitment and retention, regulatory and licensure compliance, and supervisory management training, to support the development of the next generation of our management and leaders. Participants in our training programs are able to develop more advanced skills leading to higher contribution and satisfaction within their roles, while helping us to identify top performers, improve employee performance and retention, increase our organizational learning, and support the promotion of our current employees within our Company. During the twelve months ended December 31, 2022, a total of 42,462 employees and contract workers received education and training through company-provided programs, with an average of 30 courses being completed by each participant with an average of 21 training hours.
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
Across the country, our agencies and employees contribute to worthy causes both locally and nationally, including United Way, Boys & Girls Clubs, Toys for Tots, and the American Heart Association, among countless other worthy social organizations. In 2022, we made approximately $2.0 million in charitable contributions. From a national perspective, we are proud to be among a handful of global companies and brands that sponsor the American Red Cross at its highest sponsorship level – the Annual Disaster Giving Program, including monetary donations, volunteering, sponsorships, regular shared communications, shared trainings, and co-branded initiatives.
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
Safety, Health, & Wellness
The health and safety of our clinicians and other employees is our highest priority, and this is consistent with our operating philosophy. We continue to undertake numerous tangible measures to promote the safety of our clinicians and other employees. For example, we continue to provide our clinicians across the country with personal protective equipment and other supplies needed to properly treat our patients based on the patient's clinical diagnosis. In addition to offering health insurance benefits options to all full-time employees, we also offer numerous other health and wellness benefit options including dental insurance, optical insurance, company-paid time off, company-paid holidays, tuition reimbursement, an employee hardship financial-assistance program, employee discount programs for health and wellness service memberships, company-paid short term disability insurance, and preferred rates on life, disability, and other insurance programs.
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
The Stark Law also includes an exception for a physician’s ownership or investment interest in certain entities through the ownership of stock that is listed on the New York Stock Exchange or NASDAQ. If the ownership meets certain other requirements, the Stark Law will not apply to prohibit the physician from referring to the entity for designated health services. For example, this Stark Law exception requires that the entity issuing the stock have at least $75.0 million in stockholders’ equity at the end of its most recent fiscal year or on average during the previous three fiscal years. As of December 31, 2022, 2021 and 2020, we have in excess of $75.0 million in stockholders’ equity.
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
Governmental Review, Audits, and Investigations
DHHS, CMS, DOJ, and other federal and state agencies continue to impose intensive enforcement policies and conduct random and directed audits, reviews, and investigations designed to ensure compliance with applicable healthcare program participation and payment laws and regulations. As a result, we are routinely the subject of such audits, reviews, and investigations.
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
The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses in the future. These audits and investigations have caused and could potentially continue to cause delays in collections, recoupments, retroactive adjustment to amounts previously paid from governmental payors. Currently, the Company has recorded $12.0 million in other assets, which are from government payors related to the disputed finding of pending ZPIC audits. Additionally, these audits and investigations may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), termination from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, any of which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition and results of operations.
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
Environmental, Health, and Safety Laws
We are subject to federal, state, and local regulations governing the storage, use, and disposal of materials and waste products. Although we believe that our safety procedures for storing, handling, and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention to comply with current or future environmental laws and regulations. We are not aware of any violations related to compliance with environmental, health and safety laws through 2022.
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
The institutional pharmacy operations within our facility-based services segment are also subject to regulation by the various states in which we conduct the pharmacy business, as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, administered by the United States Drug Enforcement Administration, as a dispenser of controlled substances, our pharmacy operations must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties. We are not aware of any violations of applicable laws relating to our institutional pharmacy operations through December 31, 2022.
Certificate of Need and Permit of Approval Laws
In addition to state licensing laws, some states require a provider to obtain a certificate of need or permit of approval prior to establishing, constructing, acquiring, or expanding certain health services, operations, or facilities. In these states, approvals are required for capital expenditures exceeding certain amounts that involve certain facilities or services, including home nursing agencies. The certificate of need or permit of approval issued by the state determines the service areas for the applicable agency or program. The following U.S. jurisdictions require certificates of need or permits of approval for home nursing agencies: Alabama, Alaska, Arkansas, Georgia, Hawaii, Kentucky, Maryland, Mississippi, Montana, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Tennessee, Vermont, Washington, West Virginia, and the District of Columbia. In addition, the states of Louisiana and Mississippi continue to have state issued moratorium on the issuance of new licenses for home nursing agencies that we expect to remain in effect for 2023. As of December 31, 2022, we operated 376 home health and hospice locations in certificates of need or moratorium states, with the majority of locations being in Tennessee, Kentucky, Arkansas, Alabama, and Louisiana, respectively.
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
Employees
As of December 31, 2022, we had approximately 30,000 employees, of which 16,000 were full-time. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees and independent contractors to be good.
Insurance
We are subject to claims and legal actions in the ordinary course of our business. To cover claims that may arise, we maintain commercial insurance for healthcare professional liability, general liability, automobile liability, employed lawyers liability, fiduciary liability, crime liability, information security and privacy liabilities, and workers’ compensation/employer’s liability in amounts that we believe are appropriate and sufficient for our operations. We maintain claims-made healthcare professional liability and occurrence based general liability insurance that provides primary limits of $1.0 million per incident/ occurrence and $3.0 million in annual aggregate amounts. We maintain workers’ compensation insurance that meets state statutory requirements and provides a primary employer liability limit of $1.0 million to cover claims that may arise in the states in which we operate, excluding Washington. Coverage for workers' compensation matters within the State of Washington is procured from the State's respective mandated program. Under our workers’ compensation insurance policies, the Company maintains a deductible of the first $1.0 million in workers' compensation liability. We maintain automobile liability insurance for all owned, hired and non-owned autos with a primary limit of $1.0 million. In addition, we currently maintain multiple layers of umbrella coverage in the aggregate amount of $40.0 million that provides excess coverage for healthcare professional liability, general liability, automobile liability and employer’s liability. We also maintain directors' and officers' liability insurance in the aggregate amount of $80.0 million. The cost and availability of insurance coverage has varied widely in recent years. While we believe that our insurance policies and coverage are adequate for a business enterprise of our type, we cannot guarantee that our insurance coverage is sufficient to cover all future claims or that it will continue to be available in adequate amounts or at a reasonable cost.
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

Risk Factors Related to the Proposed Transaction with UnitedHealth Group
The conditions under the UHG Agreement to UnitedHealth Group’s consummation of the transaction with a subsidiary of UnitedHealth Group may not be satisfied at all or in the anticipated timeframe.

Under the terms of that certain Agreement and Plan of Merger (the “UHG Agreement”) with UnitedHealth Group Incorporated (“UnitedHealth Group”) and Lightning Merger Sub Inc., a wholly owned subsidiary of UnitedHealth Group (“Merger Sub”), dated March 28, 2022, the consummation of our transaction with Merger Sub is subject to customary conditions. Satisfaction of certain of the conditions, including receipt of the required regulatory approvals, is not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay or otherwise materially adversely affect the consummation of the transaction. It also is possible that an event, occurrence, revelation or development of a state of circumstances or facts since the date of the UHG Agreement may have or reasonably be expected to have a material adverse effect (as defined in the UHG Agreement) on the Company, the non-occurrence of which is a condition to the consummation of the transaction. We cannot predict with certainty whether and when any of the required conditions will be satisfied. If the transaction does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the transaction, such delay or failure to complete the transaction may create uncertainty or otherwise have negative consequences that may materially and adversely affect our sales, financial condition and results of operations, as well as the price per share for our common stock.
While the proposed transaction is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
Whether or not the proposed transaction is consummated, the proposed transaction may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the transaction may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending transaction, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the transaction is pending or if it fails to close. We may incur unexpected costs, charges or expenses resulting from the transaction. Furthermore, we cannot predict how our customers, vendors or strategic partners will view or react to the transaction upon consummation. If we are unable to reassure our customers, vendors and strategic partners to continue their relationships with us, our revenues, financial condition and results of operations may be adversely affected. The preparations for integration between UnitedHealth Group and us have placed, and we expect will continue to place a significant burden on many of our teammates and on our internal resources. If, despite our efforts, key teammates depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and results of operations may be adversely affected. In addition, whether or not the transaction is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed transaction, which may materially and adversely affect our financial condition and results of operations.
In addition, the UHG Agreement generally requires us to operate our business in the ordinary course of business consistent with past practice pending consummation of the merger and also restricts us from taking certain actions with respect to our business and financial affairs without UnitedHealth Group’s consent. Such restrictions will be in place until either the merger is consummated or the UHG Agreement is terminated. For these and other reasons, the pendency of the merger could adversely affect our business and results of operations.
In the event that our proposed transaction with a wholly-owned subsidiary of UnitedHealth Group is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.
The conditions to the consummation of the proposed transaction may not be satisfied as noted above. If the transaction is not consummated, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed transaction. For these and other reasons, not consummating the transaction could adversely affect our business and results of operations. Furthermore, if we do not consummate the transaction, the price of our common stock may decline significantly from the current market price, which we believe reflects a market assumption that the transaction will be consummated.

Certain costs associated with the transaction have already been incurred or may be payable even if the transaction is not consummated. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the transaction, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed acquisition.

Risk Factors Related to Reimbursement and Government Regulation
We derive a majority of our consolidated net service revenue from Medicare. If there are changes in Medicare rates or methods governing Medicare payments for our services, or if we are unable to control our costs, our results of operations and cash flows could decline materially.
For the years ended December 31, 2022 and 2021, we received 59.6% and 59.8%, respectively, of our net service revenue from Medicare. Reductions in Medicare rates or changes in the way Medicare pays for services could cause our net service revenue and net income to decline, perhaps materially. See Part I, Item 1. Reimbursement in this Annual Report on Form 10-K for additional information regarding reimbursements. Reductions in Medicare reimbursement could be caused by many factors, including:
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
As of December 31, 2022, we operated in 16 states that require health care providers to obtain prior approval, known as a certificate of need or a permit of approval, for the purchase, construction, or expansion of health care facilities, to make certain capital expenditures, or to make changes in services or bed capacity. The failure to obtain any requested certificate of need, permit of approval or other license could impair our ability to operate or expand our business.
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
Risk Factors Related to Operations and our Growth Strategy
The ongoing COVID-19 pandemic has materially impacted our business, and could continue to impact our business in the future.
While the level of disruption caused by, and the economic impact of, the COVID-19 pandemic lessened in 2022, there is no assurance that the pandemic will not worsen again, included as a result of the emergence of new strains of the virus, or another health related emergency will not emerge. Any worsening of the pandemic, a new health related emergency and their effects on the economy could further impact our business, financial condition and results of operations.
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
We rely on our ability to attract and retain qualified nurses and other health care professionals. The availability of qualified nurses nationwide has declined in recent years and competition for these and other health care professionals has increased, especially under the healthcare and economic crises experienced during the peak of the COVID-19 pandemic, and, therefore, salary and benefit costs have risen accordingly. Our ability to attract and retain nurses and other health care professionals depends on several factors, including our ability to provide desirable assignments and competitive benefits and salaries. We may not be able to attract and retain qualified nurses or other health care professionals in the future. During the past several years, we have experienced increased costs to attract and retain qualified skilled nursing and paraprofessional personnel and faced challenges in staffing patient care due to reductions in available work force. If the costs of attracting and retaining these professionals and providing them with attractive benefit packages continue to increase or we experience prolonged staffing shortages, our net income could decline. Moreover, if we are unable to attract and retain qualified professionals, the quality of services offered to our patients may decline or our ability to grow may be constrained. In addition, if we expand our operations into geographic areas where health care providers historically have been unionized, or if any of our care center employees become unionized, being subject to a collective bargaining agreement may have a negative impact on our ability to timely and successfully recruit qualified personnel and may increase our operating costs.
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
We have controlling interests in (a) Imperium Health Management, LLC, an Accountable Care Organization ("ACO") enablement and management company, (b) Long Term Solutions, Inc., a provider of in-home nursing assessments for the long-term care insurance industry, and (c) Advanced Care House Calls, which provides primary medical care for home-bound or home-limited patients with chronic and acute illnesses who have difficulty traveling to a doctor's office. These investments, which make up our HCI segment, remain speculative, and may ultimately provide no return or could lead to a total loss of our investment.
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
Our HCI segment also primarily provides strategic health management services to ACOs that have been approved to participate in the Medicare Shared Savings Program (“MSSP”) and other risk-based reimbursement programs. ACO’s and their reimbursement programs are relatively new and are subject to meaningful regulation with various regulators having adopted or considering the adoption of new legislation, rules, regulations and guidance relating to formation and operation of ACOs. Failure to comply with legal or regulatory restrictions may result in CMS terminating the ACO's agreement with CMS and/or subjecting the ACO to loss of the right to engage in some or all business in a state, payments fines or penalties, or may implicate federal and state fraud and abuse laws relating to anti-trust, physician fee-sharing arrangements, anti-kickback prohibitions, prohibited referrals, any of which may adversely affect our HCI segment’s operations and/or profitability.
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
The services we offer have an inherent risk of professional liability and substantial damage awards. At December 31, 2022, we have approximately 30,000 employees. In addition, we employ direct care workers on a contractual basis to support our existing workforce. We, and the nurses and other health care professionals who provide services on our behalf, may be the subject of medical malpractice claims. These nurses and other health care professionals could be considered our agents and, as a result, we could be held liable for their medical negligence. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We maintain malpractice liability insurance that provides primary coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate amounts. In addition, we maintain multiple layers of umbrella coverage in the aggregate amount of $40.0 million that provide excess coverage for professional malpractice and other liabilities. We are responsible for deductibles and amounts in excess of the limits of our coverage. Claims that could be made in the future in excess of the limits of such insurance, if successful, could materially adversely affect our financial condition. In addition, our insurance coverage may not continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.
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
As of December 31, 2022, we had $2.2 billion of goodwill and intangible assets. We review goodwill and indefinite-lived intangible assets annually for impairment or whenever events or changes in circumstances indicate potential impairment. The goodwill assessment includes comparing the estimated fair value of each reporting unit to the carrying value of the reporting unit. If we determine that the estimated fair value of our goodwill or intangible assets is less than the applicable book value or carrying value, we could be required to record a non-cash impairment charge to our consolidated statements of operations. Because goodwill and intangible assets represent a significant portion of the assets reflected on our consolidated balance sheets, any future impairment of these assets could result in a non-cash charge to our consolidated statements of operations and have a material adverse effect on our earnings, debt covenants, and ability to access capital.
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
Adverse economic developments in the United States could lead to a reduction in federal government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the federal government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the federal government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Further, any failure by the United States Congress to complete the federal budget process and fund government operations may result in a federal government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Historically, state budget pressures have resulted in reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services.
We may be more vulnerable to the effects of a public health catastrophe than other businesses due to the nature of our patients.
The majority of our patients are older individuals and others with complex medical challenges, many of whom may be more vulnerable than the general public during a pandemic or other public health catastrophe. Our employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable patients. For example, in connection with the COVID-19 pandemic, we suffered losses to our consumer population and faced reductions in the availability of our clinical and para-professional employees. Additionally, we incurred higher than expected labor costs for existing staff and were required to hire replacements for affected workers at higher costs. Accordingly, the occurrence of certain public health catastrophes could cause material adverse effect on our financial condition and results of operations.
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
Of our operating service locations, seven locations reside in buildings owned by us and the remaining locations are in leased facilities. Most of our operating service locations are located in general commercial office space. Generally, the office leases have initial terms ranging from one to five years. Most of the leases either contain multiple options to extend the lease period ranging in one to three year increments or convert to a month-to-month lease upon the expiration of the initial lease term.
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
We provide services in a highly regulated industry and are a party to various proceedings (regulatory and other governmental), and internal audits and investigations in the ordinary course of business (including audits by ZPICs, RACs, and investigations resulting from our obligation to self-report suspected violations of law). We cannot predict the ultimate outcome of any regulatory and other governmental and internal audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future. These audits and investigations have caused and could potentially continue to cause delays in collections and recoupments from governmental payors. Currently, the Company has recorded $12.0 million in other assets, which are from government payors related to the disputed finding of pending ZPIC audits. Additionally, these audits may subject us to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on our business and financial condition and results of operations.
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
Sales of Unregistered Common Stock
None.
Market Information and Holders
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LHCG.” As of February 9, 2023, there were approximately 446 registered holders of record of our common stock.
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
Performance Graph
The following graph matches the cumulative five-year total shareholder return on LHC Group, Inc.'s common stock with the cumulative total return of the NASDAQ Composite Index, the S&P Health Care Index, and a customized peer group of three companies that include: Addus Homecare Corp, Amedisys Inc., and Encompass Health Corp. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group, including reinvestment of dividends, was $100 on December 31, 2017 through December 31, 2022.

Comparison of Five Year Cumulative Total Return
$400.00
$300.00
$200.00
$100.00
$—
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
LHC Group, Inc.
NASDAQ Composite
S&P Health Care
Peer Group

	December 31,
	2017	2018	2019	2020	2021	2022
LHC Group, Inc.	$100.00	$153.27	$224.91	$348.28	$224.05	$263.98
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
S&P Health Care	100.00	106.47	128.64	145.93	184.07	180.47
Peer Group	100.00	159.91	205.29	298.16	199.42	173.24
Issuer Purchases of Equity Securities
None.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We provide post-acute health care services primarily to Medicare beneficiaries throughout the United States, through our home health agencies, hospice agencies, home and community-based, long-term acute care hospitals, and HCI. Our net service revenue increased $63.1 million to $2.283 billion for the year ending December 31, 2022 from $2.220 billion for the year ending December 31, 2021, largely due to acquired growth and offset by the impact from the COVID-19 pandemic. During 2022, we acquired 13 agencies, such that, as of December 31, 2022, we operated 920 locations in 37 states within the continental United States and the District of Columbia.
Segments
Our services are classified into five segments: (1) home health, (2) hospice, (3) home and community-based, (4) facility-based services, offered primarily through our LTACHs, and (5) HCI.
Through our home health services segment, we offer a wide range of services, including skilled nursing, medically-oriented social services, and physical, occupational and speech therapy. As of December 31, 2022, we operated 527 home health service locations, of which 320 are wholly-owned by us, 203 are majority-owned or controlled by us through equity joint ventures, two are controlled by us through license lease arrangements, and the remaining two are only managed by us.
Through our hospice services segment, we offer a wide range of services, including pain and symptom management, emotional and spiritual support, inpatient and respite care, homemaker services, and counseling. As of December 31, 2022, we operated 159 hospice locations, of which 96 are wholly-owned by us, 61 are majority-owned by us through equity joint ventures and two, are controlled by us through license lease arrangements.
Through our home and community-based, our services are performed by paraprofessional personnel, and include assistance to elderly, chronically ill, and disabled patients with activities of daily living. As of December 31, 2022, we operated 128 community-based services locations, of which 119 are wholly-owned and nine are majority-owned through an equity joint venture.
We provide facility-based services principally through our LTACHs. As of December 31, 2022, we operated 11 LTACHs with 12 locations, of which all but two are located within host hospitals. We also operate two skilled nursing facilities, two rural health clinics, one physician practice, one family health center, and 81 physical therapy clinics. Of these 99 facility-based services locations as of December 31, 2022, 88 are wholly-owned by us and 11 are controlled by us through equity joint ventures.
Our HCI segment reports on our developmental activities outside its other business segments. The HCI segment includes (a) Imperium Health Management, LLC, an ACO enablement and management company, (b) Long Term Solutions, Inc., an in-home assessment company serving the long-term care insurance industry, and (c) Advanced Care House Calls, which provides primary medical care for patients with chronic and acute illnesses who have difficulty traveling to a doctor’s office. These activities are intended ultimately, whether directly or indirectly, to benefit our patients and/or payors through the enhanced provision of services in our other segments. The activities all share a common goal of improving patient experiences and quality outcomes, while lowering costs. They include, but are not limited to, items such as: technology, information, population health management, risk-sharing, care-coordination and transitions, clinical advancements, enhanced patient engagement and informed clinical decision and technology enabled in-home clinical assessments. We have seven HCI wholly-owned locations.

Development Activities
The following table provides a summary of our acquisitions, divestitures and internal development activities from January 1, 2021 through December 31, 2022. This table does not include two skilled nursing facilities, family health center, rural health clinics, physician practice, and physical therapy clinics through our facility-based services segment.

	Home Health Agencies	Hospice Agencies	Home and Community -Based Agencies	Long-Term Acute Care Hospitals	HCI
Total at January 1, 2021	537	120	124	12	12
Developed	—	1	13	—	2
Acquired	27	49	1	—	—
Divested/Merged	(7)	—	(2)	—	—
Total at December 31, 2021	557	170	136	12	14
Developed	—	—	—	—	0
Acquired	12	—	1	—	—
Divested/Merged	(42)	(11)	(9)	—	(7)
Total at December 31, 2022	527	159	128	12	7
Recent Developments
Coronavirus and Coronavirus Aid, Relief, and Economic Security Act
In response to COVID-19, the U.S. Government enacted the CARES Act on March 27, 2020. The following portions of the CARES Act impacted us during the twelve months ended December 31, 2022:
•Accelerated and Advance Payments Program (CAAP): During the twelve months December 31, 2022, CMS recouped $106.5 million and as of December 31, 2022, the contract liabilities - deferred revenue was satisfied.
•Suspension of the 2% sequestration payment adjustment: CMS suspended the 2% sequestration payment adjustment for patient claims with dates of services or end of period dates from May 1 through December 31, 2020. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extended the suspension of the 2% sequestration payment adjustment to March 31, 2021. On April 14, 2021, Congress passed legislation to continue the suspension of the 2% sequestration payment adjustments on Medicare patient claims with dates of service through December 31, 2021. On December 10, 2021, the Protecting Medicare and American Farmers from Sequester Cuts Act legislation passed, which continued the suspension of the sequestration payment adjustments for Medicare patient claims with dates of service through March 31, 2022. Medicare patient claims with dates of service between April 1 through June 30, 2022 had a 1% sequestration adjustment and Medicare patient claims with dates of service beginning July 1, 2022 have a 2% sequestration adjustment. During the twelve months ended December 31, 2022 and 2021, we recognized $10.0 million and $26.8 million, respectively, of net service revenue due to the suspension of the 2% sequestration payment adjustment.
•Waiver of the application of site-neutral payment: Under Section 1886(m)(6)(A)(i) of the Act, the claims processing systems will be updated to pay all LTACH cases admitted during the COVID-19 PHE period at the LTACH PPS standard federal rate, effective for claims with an admission date occurring on or after January 27, 2020 through the end of the PHE period. On January 11, 2023, the U.S. Department of Health and Human Services extended the PHE until April 11, 2023. During the twelve months ended December 31, 2022 and 2021, respectively, we recognized $20.3 million and $25.7 million of net service revenue due to the suspension of site-neutral payments.
•Delaying payment of the employer portion of social security tax: The Company deferred payments of the employer portion of social security tax for 2020, which was due in 50% increments, with the first due by December 31, 2021 and the second 50% due by December 31, 2022. During the twelve months ended December 31, 2022, we paid the remaining $26.8 million of these deferred payments.
During the twelve months ended December 31, 2022, we did experience higher costs related to higher contract labor utilization due to an increase in our clinicians being on quarantine from COVID-19 exposure or potential exposure. There is no guarantee that we won’t experience similar impacts in the future or experience a decrease in demand for our services as a result of COVID-19. The rapid development and fluidity of this situation makes it difficult to predict the ultimate impact of COVID-19 on our business and operations. Nevertheless, COVID-19 presents a material uncertainty which could materially impact our business and results of operations in the future.

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
Hospice
On July 27, 2022, CMS released the final rule for fiscal year 2023 to update payment rates and the wage index. The final rule states the following:
•A payment increase of 3.8%, which applies a 4.1% market basket update and 0.3 percentage point reduction for productivity.
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
The following are the final fiscal year 2023 base payment rates for various levels of care, which began on October 1, 2022 and will end on September 30, 2023 and fiscal year 2022 base payment rates for various levels of care, which began on October 1, 2021 and ended September 30, 2022 (payment rates for hospice providers not complying with the hospice quality reporting requirements will be 2% lower than the values referenced below):

Description	Fiscal Year 2023 Rate per patient day	Fiscal Year 2022 Rate per patient day
Routine Home Care days 1-60	$211.34	$203.4
Routine Home Care days 61+	$167.00	$160.74
Continuous Home Care	$1,522.04	$1,462.52
Full Rate = 24 hours of care
$60.94 = hourly rate for 2022 $63.42 = hourly rate for 2023
Inpatient Respite Care	$492.10	$473.75
General Inpatient Care	$1,110.76	$1,068.28

Facility-Based Services
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
Operational Data
This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 24, 2022.
Consolidated Results of Operations
The following table sets forth, for the period indicated, our consolidated results (amounts in thousands):

	Year Ended December 31,
	2022	2021
Consolidated Services Data:
Net service revenue	$2,282,771	$2,219,622
Cost of service revenue (excluding depreciation and amortization)	1,399,158	1,336,609
Gross margin	883,613	883,013
General and administrative expenses	764,239	696,435
Impairment of intangibles and other	10,854	937
Operating income	108,520	185,641
Interest expense	(31,311)	(4,338)
Income tax expense	16,961	37,687
Income attributable to noncontrolling interests	20,377	27,888
Net income available to LHC Group, Inc.’s common stockholders	$39,871	$115,728
The following table sets forth our consolidated results as a percentage of net service revenue, except income tax expense, which is presented as a percentage of income attributable to LHC Group, Inc's common stockholders:

	Year Ended December 31,
	2022	2021
Consolidated Services Data:
Cost of service revenue (excluding depreciation and amortization)	61.3%	60.2%
Gross margin	38.7	39.8
General and administrative expenses	33.5	31.4
Impairment of intangibles and other	0.5	—
Operating income	4.8	8.4
Interest expense	(1.4)	(0.2)
Income tax expense	29.9	24.6
Income attributable to noncontrolling interests	0.9	1.3
Net income attributable to LHC Group, Inc.’s common stockholders	1.7	5.2

Consolidated net service revenue was comprised of the following for the periods ending December 31:

Segment	2022	2021
Home Health	67.1%	69.9%
Hospice	17.9	14.0
Home and Community-Based	7.9	8.5
Facility-Based	5.6	6.0
Healthcare Innovations	1.5	1.6
	100.0%	100.0%
Cost of Service Revenue
The following table summarizes cost of service revenue (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2022		2021
Home Health
Salaries, wages, and benefits	$813,516	53.1%	$819,041	52.8%
Transportation	39,507	2.6	37,416	2.4
Supplies and services	40,979	2.7	45,228	2.9
Total	$894,002	58.4%	$901,685	58.1%
Hospice
Salaries, wages, and benefits	$198,656	48.8%	$142,070	45.6%
Transportation	12,730	3.1	9,204	3.0
Supplies and services	58,791	14.4	43,621	14.0
Total	$270,177	66.3%	$194,895	62.6%
Home and Community-Based
Salaries, wages, and benefits	$127,572	70.6%	$134,852	71.1%
Transportation	1,718	1.0	1,681	0.9
Supplies and services	852	0.5	1,319	0.7
Total	$130,142	72.1%	$137,852	72.7%
Facility-Based
Salaries, wages, and benefits	$73,133	57.2%	$66,067	50.0%
Transportation	250	0.2	68	0.1
Supplies and services	19,953	15.6	23,135	17.5
Total	$93,336	73.0%	$89,270	67.6%
Healthcare Innovations
Salaries, wages, and benefits	$11,270	31.9%	$12,620	35.8%
Transportation	193	0.5	220	0.6
Supplies and services	38	0.1	67	0.2
Total	$11,501	32.5%	$12,907	36.6%
Consolidated
Salaries, wages, and benefits	$1,224,147	53.6%	$1,174,650	52.9%
Transportation	54,398	2.4	48,589	2.2
Supplies and services	120,613	5.3	113,370	5.1
Total	$1,399,158	61.3%	$1,336,609	60.2%
Consolidated cost of service revenue for the year ended December 31, 2022 was $1.40 billion compared to $1.34 billion for the same period in 2021, an increase of approximately $62.5 million, or 4.7%. During 2022, cost of service revenue in our home health, hospice, and facility-based segments were impacted by the continued labor market challenges. These challenges are, but not limited to, consistent utilization of nursing contract labor at a higher cost-per-visit rate, payments of sign-on and retention bonuses, increased clinician wages, and labor costs associated with acquisitions purchased during the latter half of 2021.
General and Administrative Expenses
The following table summarizes general and administrative expenses (amounts in thousands, except percentages, which are percentages of the segment's respective net service revenue):

	2022		2021
Home Health
General and administrative	$508,554	33.2%	$489,092	31.5%
Depreciation and amortization	12,630	0.8	12,040	0.8
Total	$521,184	34.0%	$501,132	32.3%
Hospice
General and administrative	$124,391	30.5%	$86,781	27.9%
Depreciation and amortization	4,846	1.2	2,912	0.9
Total	$129,237	31.7%	$89,693	28.8%
Home and Community-Based
General and administrative	$46,959	26.0%	$45,062	23.8%
Depreciation	1,271	0.7	1,662	0.9
Total	$48,230	26.7%	$46,724	24.7%
Facility-Based
General and administrative	$44,630	34.9%	$41,975	31.8%
Depreciation and amortization	3,443	2.7	3,329	2.5
Total	$48,073	37.6%	$45,304	34.3%
Healthcare Innovations
General and administrative	$16,562	46.9%	$12,608	35.8%
Depreciation	953	2.7	974	2.8
Total	$17,515	49.6%	$13,582	38.6%
Consolidated
General and administrative	$741,096	32.5%	$675,518	30.4%
Depreciation	23,143	1.0	20,917	0.9
Total	$764,239	33.5%	$696,435	31.4%

Consolidated general and administrative expenses for the year ended December 31, 2022 were $764.2 million compared to $696.4 million for the same period in 2021, an increase of approximately $67.8 million, or 9.7%. We incurred higher administrative costs related to acquisitions purchased during the latter half of 2021 and costs associated with the continued work of the expected consummation of the Merger.
Impairment of intangibles and other
Consolidated impairment of intangibles and other for the year ended December 31, 2022 was $10.9 million compared to $0.9 million for the same period in 2021. We closed 69 underperforming locations during 2022, of which we recorded the disposal of goodwill of $5.3 million and recorded the impairment of $5.6 million related to Certificates of Need/ Medicare licenses for these closed locations.
Interest Expense
Consolidated interest expense for the year ended December 31, 2022 was $31.3 million compared to $4.3 million for the same period in 2021. Our effective interest rate was 6.39% in 2022 as compared to 1.81% in 2021. We utilized our credit agreement during the latter half of 2021 and twelve months ended December 31, 2022 for the funding of acquisitions, the share repurchase plan, and recoupments of the CAAP.

Income Tax Expense
Consolidated income tax expense for the year ended December 31, 2022 was $17.0 million compared to $37.7 million for the same period in 2021. The decrease in income tax expense was primarily attributable to the decrease in our results of operations in 2022 as compared to 2021.
Liquidity and Capital Resources
Our cash balance at December 31, 2022 was $17.9 million, compared to $9.8 million at December 31, 2021. We have $260.8 million of available liquidity from cash and our revolving credit facility. At December 31, 2022, we have additional capacity in our revolving credit facility of $300.0 million per our accordion expansion. Based on our current plan of operations, including acquisitions, we believe this amount, when combined with expected cash flows from operations, will be sufficient to fund our growth strategy and to meet our anticipated operating expenses, capital expenditures, and debt service obligations for at least the next 12 months.
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
Cash used in investing activities primarily relates to acquisitions of home nursing and hospice agencies, while cash used by financing activities primarily relates to borrowings or payments on outstanding debt agreements and payments to our noncontrolling interest partners.
The following table summarizes changes in cash flows (amounts in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$49,974	$(100,332)
Investing activities	(58,360)	(607,778)
Financing activities	16,488	431,350
Change in cash	$8,102	$(276,760)
Cash at beginning of period	9,809	286,569
Cash at end of period	$17,911	$9,809
We experienced a decline in net income during the twelve months ended December 31, 2022 as compared to the twelve months ended December 31, 2021. The decline was related to decreased census, increased labor costs, and increased general and administrative costs related to the Merger and acquisitions purchased during the latter part of 2021. Our accounts payables and accrued expenses increased as we implemented a new enterprise system and utilized payment management strategies incorporated within the new system. During the twelve months ended December 31, 2022, CMS recouped $106.5 million of CAAP as compared to $211.5 million during the twelve months ended December 31, 2021.
We acquired $23.6 million in business combinations during the twelve months ended December 31, 2022 as compared to $569.6 million of business combinations during the twelve months ended December 31, 2021.
In addition, we utilized our credit agreement for funding of the share repurchase plan and recoupments of the CAAP during the twelve months ended December 31, 2022.

Credit Facility
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
Revolving loans under the 2021 Amended Credit Agreement bear interest at, as selected by us, either a (i) the prevailing London Interbank Offered Rate ("LIBOR") (with interest periods of one, three, or six months at the Company's option) plus a spread of 1.25% to 2.00% based on our quarterly consolidated Leverage Ratio or (ii) the prevailing prime or base rate plus a spread of 0.25% to 1.00% based on our quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. We are limited to 15 Eurodollar borrowings outstanding at any time. We are required to pay a commitment fee for the unused commitments at rates ranging from 0.15% to 0.30% per annum depending upon our quarterly consolidated Leverage Ratio. The Base Rate at December 31, 2022 was 8.50% and the Eurodollar Rate was 6.44%. As of December 31, 2022, the effective interest rate on outstanding borrowings under the 2021 Amended Credit Agreement was 6.39%.
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
At December 31, 2022, we had $733.0 million drawn, letters of credit in the amount of $24.1 million outstanding under the credit facility, and $242.9 million remaining borrowing capacity available under the 2021 Amended Credit Agreement. At December 31, 2021, we had $661.2 million drawn and letters of credit in the amount of $24.3 million outstanding under the 2021 Amended Credit Agreement.
Under the terms of the 2021 Amended Credit Agreement, we are required to maintain certain financial ratios and comply with certain financial covenants. The 2021 Amended Credit Agreement permits us to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided we maintain compliance with those financial ratios and covenants after giving effect to such restricted payments. We were in compliance with its debt covenants under the 2021 Amended Credit Agreement at December 31, 2022.
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
At December 31, 2022, we were in compliance with all debt covenants contained in the Credit Agreement governing our credit facility.

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
Critical Accounting Policies
The following discussion describes our critical accounting policies which we believe requires the most significant judgment and estimates used in the preparation of our consolidated financial statements.
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
The following table sets forth the percentage of net service revenue earned by category of payor for the respective years ending December 31:

Payor	2022	2021	2020
Medicare	59.6%	59.8%	62.1%
Medicaid	3.2	3.1	2.5
Other	37.2	37.1	35.4
	100.0%	100.0%	100.0%

Medicare
The following describes the payment models in effect during the twelve months-ended December 31, 2022. Such payment models have been subject to temporary adjustments made by CMS in response to COVID-19 pandemic as described elsewhere in this Annual Report on Form 10-K. The 2% sequestration reduction adjustment was suspended for patient claims with dates of service that began May 1, 2020 through March 31, 2022. Medicare patient claims with dates of service between April 1 through June 30, 2022 had a 1% sequestration payment adjustment. Medicare patient claims with dates of service beginning July 1, 2022 had the full 2% sequestration adjustment.
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
Healthcare Innovations Services
The Company’s HCI segment provides strategic health management services to ACOs that have been approved to participate in the MSSP.  The HCI segment has service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any.  ACOs are legal entities that contract with CMS to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for individuals, improving health for populations and lowering costs.  ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved.  The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each year. During the years ended December 31, 2022 and 2021, the HCI segment recorded net service revenue of $15.6 million and $12.1 million, respectively, related to the 2021 and 2020 ACO respective service periods, as certain ACO's served by the HCI segment received unembargoed calculations from CMS confirming the performance obligation had been met.
Goodwill
Goodwill represents the excess of amounts paid for acquisitions over the fair value of net identifiable assets acquired less liabilities assumed. We assign assets acquired, including goodwill, and liabilities assumed to one or more reporting units as of the date of the acquisition. Our reporting units are home health, hospice, home and community-based, LTACHs, and HCI. The LTACHs are incorporated in the Company's facility-based operating segment. The other locations within the facility-based segment do not share in the economic benefits of the LTACH reporting unit, and as such, are excluded from the annual impairment testing.
Goodwill and purchased intangible assets with indefinite useful lives are not amortized. ASC 350, "Intangibles - Goodwill and Other" ("ASC 350") requires that all indefinite-lived intangible assets, such as goodwill, be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the asset is impaired. An entity may perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing whether the asset is impaired, we asses all relevant events and circumstances for each of our reporting units.
We perform our goodwill impairment testing on an annual basis as of November 30, and whenever events or changes in circumstances indicate that the carrying value of a reporting unit likely exceeds its fair value. This involves estimating the fair value of the reporting units using discounted cash flow models. For 2022, we performed our annual impairment review of goodwill at November 30. We assessed and reviewed factors such as: labor cost; financial performance, such as cash flows and planned revenue; regulatory factors; market considerations, such as market-dependent multiples; and access of capital. For 2022, we performed a qualitative assessment of goodwill for each of our reporting units. When performing our qualitative assessment, we determined the existence of events and circumstances that would lead to a determination that is more likely than not that the fair value of the reporting units for hospice, home and community-based, and LTACHs could be less than its carrying amount. We were required to perform a quantitative assessment on these reporting units.
Our quantitative assessment for the determination of impairment was made by comparing the carrying amount of the hospice, home and community-based, and LTACH reporting units with its fair value, calculated by a combination of market and discounted cash flow approaches. Minor changes to assumptions used in our approaches could have had a significant effect on our assessment of the fair value of our reporting units. Our home and community-based and LTACH reporting units fair value exceeded its respective carrying value by 5% and 1%, respectively. Both reporting units are at risk of failing step one of the impairment test in future quarters if financial performance continues to decrease and the cost of debt continues to increase.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk relates to fluctuations in interest rates from borrowings under the credit facility. Our letter of credit fees and interest accrued on our debt borrowings are subject to the applicable Eurodollar Rate or Base Rate. A hypothetical 100 basis point increase in interest rates on the average daily amounts outstanding under the credit facility would have increased interest expense by $7.8 million and $4.6 million for the years ended December 31, 2022 and 2021, respectively.

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
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company's management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
Management’s Annual Report on Internal Control Over Financial Reporting
Under the Exchange Act, the Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company's internal control over financial reporting should be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance us U.S. generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of its assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and
•provides reasonable assurance to prevent or timely detect unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Material weakness describes a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis
During 2022, management, including the Company's principal executive officer and principal financial officer, and under the oversight of the Board of Directors, conducted an assessment of the effectiveness of our internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) ("COSO 2013").
Based on management’s testing and evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The attestation report of KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, is included herein.
Changes in Internal Control Over Financial Reporting
During the fourth quarter, management identified a material weakness related to ineffective segregation of duties ("SOD") and user access controls over IT operating applications and including the application related to the Company's financial reporting. Specifically, management did not have effective segregation of duty controls and controls to ensure appropriate approval of new users and timely removal of users. At this time, the Company did not have effective processes in place to monitor its components of internal control. Accordingly, all automated controls affecting the Company's financial reporting and all manual controls that are dependent upon the completeness and accuracy of information derived from IT systems were also deemed ineffective in these earlier periods.
During the quarter ended December 31, 2022, management designed and implemented controls for the core financial reporting system to compensate for the ineffective user access and SOD conflicts noted above.
Except for remediation of the material weaknesses in internal control described above, there were no other changes in the Company's internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
Management is committed to ensuring that the Company's controls continue to mature and operate effectively. The Company's Board of Directors and management have prioritized the implementation of additional remediation, taking the necessary actions to remove all SOD conflicts and has removed all inappropriate user access and will continue to operate the compensating controls put in place in the fourth quarter until direct controls over SOD have been operating for a sufficient period of time and have been tested to determine they are operating effectively.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
LHC Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited LHC Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
KPMG LLP
Baton Rouge, Louisiana
February 22, 2023

Item 9B.	Other Information.
None noted.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
DIRECTORS
The following table sets forth below certain information with respect to the Company’s board of directors:

Name	Position (s)	Age	Director Since	Class
Monica F. Azare	Director	56	2007	Class II
Teri G. Fontenot	Director	69	2019	Class II
Jonathan Goldberg	Director	71	2018	Class III
Clifford S. Holtz	Lead Independent Director	64	2018	Class III
John L. Indest	Director	71	2000	Class II
Keith G. Myers	Director, Chairman, Chief Executive Officer	64	1994	Class I
Ronald T. Nixon	Director	67	2001	Class I
W. Earl Reed, III	Director	71	2018	Class I
Brent Turner	Director	57	2014	Class III
The term of Class I directors expires at the Annual Meeting of the Company's stockholders in 2024. Since the Company did not hold an Annual Meeting of its stockholders in 2022 due to the pending Merger, the terms of each of the Class II and Class III directors expire at the Annual Meeting of the Company's stockholders in 2023.
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
Ms. Fontenot also has served on numerous boards at a local, state and national level, including the Board of Directors of the American Hospital Association, where she served as Chairperson in 2012, and the Sixth District Board of Directors for the

Federal Reserve Bank, where she served as Audit Committee Chairperson. Ms. Fontenot currently serves on the Board of Directors of Amerisafe (NASDAQ: AMSF), AMH Healthcare Services (NYSE: AMN), and the Baton Rouge Water Company (a privately held company). On each of these boards, she has served as a member of the Audit Committee. She also serves on the Board of Directors for Dynamic Infusion Therapy, Orlando Health Inc., and the Hospice Promise Foundation (not-for-profit). She was a member of the Board of Directors of Landauer (a formerly publicly-held company) until its sale in October 2017, and the Louisiana Hospital Association Insurance Funds, where she served as Chairperson for over ten years.
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
We believe that Mr. Turner's extensive experience as a healthcare executive provides a significant addition to our Board of Directors and company.

EXECUTIVE OFFICERS
The following table sets forth certain information with respect to the Company’s executive officers:

Name	Position(s)	Age	Executive Officer Since
Keith G. Myers	Director, Chairman, Chief Executive Officer	64	1994
Joshua L. Proffitt	President, Chief Operating Officer	45	2012
Dale G. Mackel	Executive Vice President, Chief Financial Officer and Treasurer	59	2020
Bruce Greenstein	Executive Vice President, Chief Strategy and Innovation Officer	55	2018
Nicholas Gachassin, III	Executive Vice President, General Counsel	56	2019
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
Mr. Clifford S. Holtz, who joined the board in 2018 is the Company's Lead Director. The Lead Director’s duties include preparing and reviewing agendas and minutes of committee meetings and pertinent board issues and presiding at regularly scheduled executive sessions and other meetings of our independent directors.
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
*    Committee Chair.
Audit Committee
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
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee was, during 2022 or formerly, an officer or employee of the company or had any relationships during 2022 requiring disclosure in this proxy statement under “Certain Relationships and Related

Transactions.” During 2021, none of our executive officers served as a member of a Board of Directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving as a member of our Board of Directors or the Compensation Committee.
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

Item 11.	Executive Compensation.
EXECUTIVE OFFICER COMPENSATION
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section with management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Submitted by the Compensation Committee of the Board of Directors.
Monica F. Azare
Jonathan Goldberg - Chair
Clifford Holtz
W. Earl Reed, III

COMPENSATION DISCUSSION AND ANALYSIS
In this section, we provide an overview and analysis of our executive compensation program and policies, the material compensation decisions we have made under those programs and policies with respect to our named executive officers, and the material factors that the Compensation Committee considered in making those decisions. Immediately following this section, you will find a series of tables containing specific information about the compensation earned or paid in 2022 to the following individuals, whom we refer to, collectively, as our named executive officers for 2022:
•    Keith G. Myers, our Chief Executive Officer;
•    Joshua L. Proffitt, our President and Chief Operating Officer;
•    Dale G. Mackel, our Executive Vice President, Chief Financial Officer and Treasurer;
•    Bruce Greenstein, our Executive Vice President, Chief Strategy and Innovation Officer; and
•    Nicholas Gachassin, III, our Executive Vice President, and Chief General Counsel.
Executive Summary
We provide post-acute health care services to patients through our home health agencies, hospice agencies, home and community-based agencies, facility-based (primarily long-term acute hospitals), and healthcare innovations services ("HCI"). As of December 31, 2022, we operated 920 locations in 37 states within the continental United States and the District of Columbia. The majority of our consolidated net service revenue comes from Medicare, and our objective is to become the leading provider of in-home healthcare services in the United States, while also providing a complementary suite of other post-acute healthcare service offerings through our facility-based and HCI segments. For more information about our business, please see “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
The compensation program for our named executive officers is structured to support the achievement of our business objectives, and by design, overall executive compensation will rise or fall in tandem with our performance. We believe that each executive officer has the potential to affect both the short-term and long-term profitability of the company. Therefore, we place considerable importance on creating and implementing our executive compensation program to properly compensate and incentivize our named executive officers. Our executive compensation program emphasizes the creation of stockholder value by focusing on our overall performance and recognizing and rewarding each executive officer’s contributions to our success. Highlights of our program include:
•    High percentage of executive compensation is at-risk or performance-based. At least half or more of the total direct compensation earned by each named executive officer in 2022 (base salary, annual cash incentive award, and time-vesting restricted stock award) was at-risk or performance-based, meaning that it must have been earned on the basis of corporate and individual performance goals (in the case of annual incentive awards) or its future value was contingent upon the future performance of our common stock (in the case of restricted stock). For Mr. Myers, our Chief Executive Officer, approximately 82% of his 2022 total direct compensation was at-risk or performance-based.
•2022 long-term equity incentive awards are based on successful achievement of key performance metrics. The grants of long-term equity incentives to the named executive officers in 2022 were based on the company meeting or exceeding performance expectations relating to key financial and qualitative performance metrics in 2021.
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
•No excise tax gross-ups. We do not provide excise tax gross-ups in change of control arrangements.
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

Role of Independent Compensation Consultants
To assist in evaluating our compensation practices, the Compensation Committee from time to time retains an independent compensation consultant to provide advice and ongoing recommendations regarding executive compensation practices that are consistent with our business goals and pay philosophy. We believe that this input and advice produces more informed decision-making and assures that an objective perspective is considered in this important governance process. The Compensation Committee has retained Pearl Meyer & Partners (“PM&P”) as its the executive compensation consultant since 2010. For their analysis conducted in late 2020, which was used in connection with the executive compensation decisions for 2022, the Compensation Committee instructed PM&P to (i) review the total compensation package (base salary, annual cash incentives, and long-term equity incentives) we pay to our named executive officers, (ii) assess the competitiveness and reasonableness of our compensation program as compared to a peer group of companies within the health care industry with similar revenue levels and market capitalization, and (iii) provide conclusions and recommendations for the current and future total compensation packages for our named executive officers. When establishing compensation levels for our executive officers for 2022, we referred to the results of this study, met with representatives from PM&P, and also internally reviewed current industry and market practices within our peer group. The Compensation Committee has assessed the independence of PM&P and concluded that PM&P’s work did not raise any conflicts of interest. PM&P has no other relationship with our company.
Market Data and Peer Group
The Compensation Committee reviews and analyzes market data to ensure that our executive officer compensation is competitive with the marketplace. We consider the compensation levels, programs, and practices of other companies within our industry and of comparable size in terms of revenue and market capitalization to assist us in setting executive compensation so that it is market competitive. The Compensation Committee used the reported market data, along with the PM&P report, to understand competitive compensation, industry trends and best practices regarding executive compensation. In reviewing compensation levels for 2022, we used the following peer group: Amedisys, Inc.; AMN Healthcare Services, Inc.; Brookdale Senior Living, Inc.; Chemed Corporation; Encompass Health Corporation; LifePoint Health, Inc.; MEDNAX, Inc.; The Ensign Group, Inc.; Quorum Health Corporation; RadNet, Inc.; Acadia Healthcare Company, Inc.; Select Medical Holdings Corporation; Surgery Partners, Inc.; The Providence Service Corporation; Option Care Health; Premier, Inc. and Civitas Solutions, Inc.
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
Consideration of Say-on-Pay Vote Results
At our 2011 Annual Meeting, we held our first non-binding stockholder advisory vote on executive compensation (“say-on-pay”). Our stockholders have consistently and overwhelmingly approved our executive compensation program, with greater than 95% of voting stockholders casting their vote in favor of the say-on-pay resolution in each of the annual say-on-pay votes held, including our most recent say-on-pay vote at our 2021 Annual Meeting of Stockholders. The Compensation Committee considered the results of the 2021 say-on-pay vote along with other factors when making executive compensation decisions for 2022. In making such decisions, the Compensation Committee’s main considerations included our stockholders’ continuous, strong support for our executive compensation program, and the Compensation Committee’s satisfaction with the 2021 pay structure, as well as compensation research report prepared for the company by PM&P in 2020 and other publicly available information.
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
In addition, we provide certain other benefits, such as limited perquisites, retirement benefits, which are available to all eligible employees, and severance benefits. The percentage mix of total compensation for 2022 for each named executive officer (as reported in the “2022 Summary Compensation Table” in the section “Executive Compensation Tables” below) is as follows:

		FIXED	AT RISK/PERFORMANCE BASED
Name	2022 Total Compensation (as Reported in the Summary Compensation Table)	% Attributable to Salary and All Other Compensation	% Attributable to Annual Cash Incentive Award	% Attributable to Restricted Stock Grants
Keith G. Myers	$5,453,394	18%	—%	82%
Joshua L. Proffitt	4,273,517	16	—	84
Dale G. Mackel	3,083,484	26	—	74
Bruce Greenstein	1,830,979	30	—	70
Nicholas Gachassin, III	999,280	42	—	58
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
Annual Cash Incentive Awards
The Compensation Committee believes that a significant portion of the total cash compensation for named executive officers should be based on our achievement of specific performance criteria, and that a significant part of the cash compensation package should be “at-risk.” The Compensation Committee established short-term incentive ("STI") target amounts for Messrs. Myers, Proffitt, Mackel, Greenstein, and Gachassin at 100%, 100%, 75%, 78%, and 60%, respectively, of their base salaries. The Compensation Committee approved a cash incentive bonus program for 2022 under which Messrs. Myers, Proffitt, Mackel, Greenstein, and Gachassin had the opportunity to earn a cash incentive bonus (the "EPS Target Bonus") based on our level of achievement in 2022 of annual earnings per share target goals in accordance with the calculations set forth in the STI plan approved by the Compensation Committee (the "Annual EPS Goals for 2022"), as follows:

Annual EPS Goals for 2022	Amount of STI Earned
$5.55	50% of STI Target
$5.66	80% of STI Target
$5.77	100% of STI Target
$5.88	100% of STI Target, plus 10% of base salary
$6.00	100% of STI Target, plus 20% of base salary

The company’s adjusted 2022 earnings per share was below the amount required to earn the EPS Target Bonus, and accordingly, no annual incentives were paid to the named executive officers for 2022.
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
For the 2022 grants, the Committee established target award opportunities under the long-term incentive plan ("LTIP") expressed as a percentage of base salary that are driven by the individual's role/level within the company. The actual grant value is based on the achievement of the certain company financial and quality goals as determined by the Compensation Committee. For the 2022 grants, the committee considered the following 2021 performance measures:
•Earnings Per Share;
•Return on Equity; and
•Quality Outcomes.
The grant values are ultimately at the Committee's discretion. The Committee may increase or decrease the award to reflect what the Committee determines to be an appropriate result. The Committee primarily considers company performance versus budget. In addition, the Committee considers individual performance, performance versus peers, and external economic factors including governmental reimbursements.
During 2022, Messrs. Myers, Proffitt, Mackel, Greenstein and Gachassin received restricted stock awards with target grant date values equal to 447%, 546%, 456%, 237%, and 141%, respectively, of their 2021 base salaries. The Committee considered company and individual performance and determined that the target grant values were appropriate.
Timing of Equity Grants
Equity awards are made by the Compensation Committee only on dates the Committee meets. Equity awards for 2022 were approved at a regularly scheduled meeting of our Compensation Committee after review and consideration of the company’s performance during the prior fiscal year. We do not have any program, practice, or policy of timing equity awards in connection with the release of material non-public information. The Compensation Committee may make an award with an effective date in the future contingent on commencement of employment, execution of a new employment agreement, or some other subsequent event.
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

EXECUTIVE COMPENSATION TABLES
The tables below summarize the total compensation paid to or earned by, as applicable, our named executive officers during 2022. See the section titled “Compensation Discussion and Analysis” above for a more detailed discussion of our executive compensation program.
2022 Summary Compensation Table
The following table sets forth the cash and other compensation paid to or earned by, as applicable, our named executive officers for their services in all capacities during 2022, 2021, and 2020:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Keith G. Myers	2022	996,000	—	4,451,294	—	6,100	5,453,394
Chief Executive Officer	2021	996,000	—	3,305,950	—	5,539	4,307,489
	2020	996,000	—	2,334,461	—	5,539	3,336,000

Joshua L. Proffitt	2022	663,000	—	3,610,517	—	—	4,273,517
President and Chief Operating Officer	2021	663,000	—	2,415,175	—	—	3,078,175
	2020	663,000	—	1,767,243	—	50,000	2,480,243

Dale G. Mackel	2022	500,000	300,000	2,277,715	—	5,769	3,083,484
Executive Vice President, Chief Financial Officer and Treasurer	2021	500,000	—	122,100	—	5,240	627,340
	2020	83,333	—	250,115	31,250	30,000	394,698

Bruce Greenstein	2022	541,000	—	1,283,879	—	6,100	1,830,979
Executive Vice President, Chief Strategy and Innovation Officer	2021	541,000	—	1,577,381	—	5,800	2,124,181
	2020	540,750	—	934,027	210,000	5,700	1,690,477

Nicholas Gachassin, III	2022	415,000	—	584,280	—	—	999,280
Executive Vice President, Chief General Counsel	2021	415,000	3,461	468,975	—	—	887,436
	2020	400,000	—	359,522	120,000	—	879,522

(1)The amounts reported in this column reflect the annual base salary earned by each of our named executive officers.
(2)The amounts reported in this column reflect discretionary bonuses paid to the named executive officer.
(3)The amounts reported in this column reflect the grant date fair value of the restricted stock awards, as determined pursuant to Accounting Standards Codification 718, and are based on the closing sales price per share of our common stock on the date of grant. See the "2022 Grants of Plan-Based Awards" table for additional information for awards granted in 2022.
(4)The amounts reported in this column reflect the annual cash incentive awards earned by each of our named executive officers based on company and individual performance. For more information regarding our annual cash incentive program, see the discussion in the section titled "Compensation Discussion and Analysis."
(5)The amounts reported in this column for 2022 for each named executive officer reflect our 2% matching contribution under the 401(k) plan and payments pursuant to employment agreements.

CEO PAY RATIO
SEC regulations require that we provide a comparison of the annual total compensation of Keith G. Myers, our Chief Executive Officer in 2022, to the annual total compensation of our median employee. For purposes of providing the comparison in accordance with SEC regulations, we identified a “median employee” and compared Mr. Myers’ annual total compensation to that of the median employee. For 2022, our last completed fiscal year:

    • Mr. Myers’ annual total compensation was $5,453,394.
    • Our median employee’s annual total compensation was $41,397.
    • The ratio of Mr. Myers’ annual total compensation to our median employee’s annual total compensation was 131:1.

The methodology that we used to identify the median employee is described below. Annual total compensation is calculated in the same manner as the amount set forth in the "Total" column in the 2022 Summary Compensation Table. We believe the pay ratio information set forth above constitutes a reasonable estimate, calculated in a manner consistent with the applicable SEC regulations.

Because other companies may use different methodologies to identify their median employees, the pay ratio set forth above may not be comparable to the pay ratios used by other companies.
Methodology
Date used to determine employee population - For purposes of identifying the median employee, we selected December 31, 2022 to be the date of which we should determine our employee population.
Composition of employee population - The analysis consisted of 27,728 employees.
Pay data used - To identify the median employee, we derived compensation information from our payroll records for fiscal 2022. We annualized compensation for full-time employees hired during 2022.

2022 Grants of Plan-Based Awards
The following table sets forth the individual grants of plan-based awards made to each of our named executive officers during 2022:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock Awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Keith G. Myers
EPS Target Bonus		498,000	996,000	1,195,200
Stretch Target Bonus			99,600
Restricted Stock	3/1/2022				31,845	4,451,294
Joshua L. Proffitt
EPS Target Bonus		331,500	663,000	795,600
Stretch Target Bonus			66,300
Restricted Stock	3/1/2022				25,830	3,610,517
Dale G. Mackel
EPS Target Bonus		187,500	375,000	475,000
Stretch Target Bonus			37,500
Restricted Stock	3/1/2022				16,295	2,277,715
Bruce Greenstein
EPS Target Bonus		210,000	420,000	528,200
Stretch Target Bonus			42,000
Restricted Stock	3/1/2022				9,185	1,283,879
Nicholas Gachassin, III
EPS Target Bonus		125,000	250,000	333,000
Stretch Target Bonus			25,000
Restricted Stock	3/1/2022				4,180	584,280

(1)    Amounts reflect threshold, target and maximum payout levels for the EPS Target Bonus and target payout level for the Stretch Target Bonus (assuming each of the five performance goals are met) for 2022 performance under our annual cash incentive program. The actual amount earned by each named executive officer for 2022 is reported under the "Non-Equity Incentive Plan Compensation" column in the "2022 Summary Compensation Table". For more information regarding our annual cash incentive program, see the discussion in the section titled “Compensation Discussion and Analysis.”
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

Outstanding Equity Awards at December 31, 2022
The following table provides information concerning stock awards that are outstanding as of December 31, 2022 for each of our named executive officers. Our named executive officers do not hold any stock option awards.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Keith G. Myers	83,641	13,523,913
Joshua L. Proffitt	60,301	9,750,069
Dale G. Mackel	14,257	2,305,214
Bruce Greenstein	23,677	3,828,334
Nicholas Gachassin, III	9,378	1,516,329

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

Name	Shares of Restricted Stock	Vesting Schedule
Mr. Myers	12,244	100% on March 1, 2023
	13,724	50% on March 1, 2023 and on the next anniversary thereof
	11,532	33% on March 1, 2023 and on each of the two subsequent anniversaries thereof
	14,296	25% on March 1, 2023 and on each of the three subsequent anniversaries thereof
	31,845	20% on March 1, 2023 and on each of the four subsequent anniversaries thereof
Mr. Proffitt	3,480	100% on March 1, 2023
	2,275	100% on May 1, 2023
	4,110	50% on March 1, 2023 and on the next anniversary thereof
	5,432	50% on October 1, 2023 and on the next anniversary thereof
	8,730	33% on March 1, 2023 and on each of the two subsequent anniversaries thereof
	10,444	25% on March 1, 2023 and on each of the three subsequent anniversaries thereof
	25,830	20% on March 1, 2023 and on each of the four subsequent anniversaries thereof
Mr. Mackel	693	33% on November 1, 2023 and on each of the two subsequent anniversaries thereof
	528	25% on March 1, 2023 and on each of the three subsequent anniversaries thereof
	13,036	25% on March 1, 2024 and on each of the three subsequent anniversaries thereof
Mr. Greenstein	1,394	100% on August 1, 2023
	1,828	50% on March 1, 2023 and on the next anniversary thereof
	4,614	33% on March 1, 2023 and on each of the two subsequent anniversaries thereof
	5,088	25% on March 1, 2023 and on each of the three subsequent anniversaries thereof
	1,568	25% on July 1, 2023 and on each of the three subsequent anniversaries thereof
	9,185	20% on March 1, 2023 and on each of the four subsequent anniversaries thereof
Mr. Gachassin	1,394	50% on January 1, 2023 and on the subsequent anniversary thereof
	1,776	33% on March 1, 2023 and on each of the two subsequent anniversaries thereof
	2,028	25% on March 1, 2023 and on each of the three subsequent anniversaries thereof
	4,180	20% on March 1, 2023 and on each of the four subsequent anniversaries thereof
(2) Reflects the value as calculated using the closing market price of our common stock as of December 30, 2022, which was $161.69.

2022 Stock Vested
The following table provides information concerning stock awards that vested in 2022 for each of our named executive officers. Our named executive officers do not hold any stock option awards.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Keith G. Myers	34,789	4,862,806
Joshua L. Proffitt	18,630	2,725,335
Dale G. Mackel	3,622	583,389
Bruce Greenstein	5,510	807,957
Nicholas Gachassin, III	1,796	249,268

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
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Employment Agreements
We have employment agreements with each of our continuing named executive officers, (collectively, the “Employment Agreements”), with effective dates as detailed in the table below:

Name	Effective Date of Current Employment Agreement	Expiration Date of Current Employment Agreement
Keith G. Myers	April 1, 2017	March 31, 2023
Joshua L. Proffitt	October 7, 2019	September 30, 2023
Dale G. Mackel	November 2, 2020	October 31, 2023
Bruce Greenstein	July 1, 2021	June 30, 2024
Nicholas Gachassin, III	January 2, 2020	January 2, 2024
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
Summary of Termination Payments and Benefits
The following table summarizes the value of the termination payments and benefits that our continuing named executive officers would have received under their Employment Agreements if their employment was terminated on December 31, 2022 under each of the circumstances shown. The amounts shown in the table exclude distributions under our 401(k) retirement plan and any additional benefits that are generally available to all of our salaried employees.

	Myers	Proffitt	Mackel	Greenstein	Gachassin
Reason for Termination:
By Company Without Cause; by Executive for Good Reason
Cash Severance(1)	$2,988,000	$1,989,000	$1,612,475	$1,460,721	$996,004
Health and Welfare Continuation(2)	19,932	25,304	12,769	15,265	—
Total Estimated Value of Payments and Benefits	3,007,932	2,014,304	1,625,244	1,475,986	996,004
Termination Without Cause or by Executive for Good Reason Within 24 Months Following a Change of Control
Cash Severance(1)	4,980,000	3,315,000	2,487,458	2,434,535	1,660,006
Health and Welfare Continuation(2)	19,932	25,304	12,769	15,265	—
Value of Accelerated Equity Awards(3)	13,523,913	9,750,069	2,305,214	3,828,334	1,516,329
Total Estimated Value of Payments and Benefits	18,523,845	13,090,373	4,805,441	6,278,134	3,176,335
Death or Disability
Value of Accelerated Equity Awards(3)	13,523,913	9,750,069	2,305,214	3,828,334	1,516,329
Total Estimated Value of Payments and Benefits	$13,523,913	$9,750,069	$2,305,214	$3,828,334	$1,516,329

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
(3)    Represents the fair market value of shares of restricted stock that would immediately vest upon termination each based on closing market price of our common stock as of December 31, 2022, which was $161.69.

2022 DIRECTOR COMPENSATION
The following table sets forth the cash and equity compensation that was earned by or paid to our non-employee directors during 2022:

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)	Total ($)
Monica F. Azare	104,500	177,859	282,359
Teri G. Fontenot	121,000	177,859	298,859
Jonathan Goldberg	112,000	177,859	289,859
Clifford S. Holtz (3)	134,000	366,551	500,551
John L. Indest (4)	101,527	177,859	279,386
Ronald T. Nixon	97,000	177,859	274,859
W. Earl Reed, III	109,000	177,859	286,859
Brent Turner	106,000	177,859	283,859

(1)    Amounts reflect the total cash compensation earned by or paid to each director in fiscal year 2022 in connection with retainers and meeting fees of our Board of Directors and its committees.
(2)    Reflects the aggregate grant date fair value of the restricted stock awards on the grant date. The grant date fair value of the awards is determined pursuant to Accounting Standards Codification 718 and is based on the closing sales price per share of our common stock on the date of grant. The aggregate number of shares of restricted stock held by each director as of December 31, 2022, was as follows:

Director	Shares of Restricted Stock
Monica F. Azare	1,100
Teri G. Fontenot	1,100
Jonathan Goldberg	1,100
Clifford S. Holtz	2,267
John L. Indest	1,100
Ronald T. Nixon	1,100
W. Earl Reed, III	1,100
Brent Turner	1,100

(3)    Mr. Holtz received a grant of 3,500 shares of restricted stock in connection with his appointment as Lead Director. The grant of restricted stock vest one-third on the date of grant and one-third on each of the first two anniversaries of the grant date.
(4)    Mr. Indest retired as an employee on August 31, 2011. In connection with his retirement, Mr. Indest entered into a consulting agreement with the company, under which Mr. Indest agreed to provide consulting services to the company on an as requested basis. Under the consulting agreement, Mr. Indest is paid $200 per hour for his services and remains eligible, along with his spouse, to participate in our medical insurance plan. In 2022, Mr. Indest did not perform consulting services; therefore, no compensation under his consulting agreement was reported.
Director Compensation Plan
Our Second Amended and Restated 2005 Non-Employee Directors Compensation Plan, as amended, which we refer to as the “Director Compensation Plan,” provides for both cash and equity compensation for our non-employee directors. Our employees do not receive any compensation for serving on our Board of Directors.
Cash Compensation
Our non-employee directors received the following fees, as applicable, pro-rated for their service on our Board of Directors and its committees from January 1, 2022 through December 31, 2022:
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
Equity Compensation
The Director Compensation Plan provides for annual awards of restricted stock to non-employee directors. On March 1, 2022, each non-employee director received an award of restricted stock having an aggregate value equal to approximately $130,000. The number of shares of restricted stock awarded to each non-employee director was determined by dividing $130,000 by the fair market value per share as of the date of grant (rounded up to the nearest hundred shares). These annual restricted stock awards vest on the first anniversary of the grant date.

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
Role of Independent Compensation Consultants
To assist in evaluating our compensation practices, the Compensation Committee from time to time retains an independent compensation consultant to provide advice and ongoing recommendations regarding board member compensation practices that are consistent with our business goals and compensation philosophy. We believe that this input and advice produces more informed decision-making and assures that an objective perspective is considered in this important governance process. Since 2010, the Compensation Committee has periodically retained PM&P to review our non-employee director compensation program. Specifically, the Compensation Committee engaged PM&P in 2020 with instructions to (i) review the total compensation package we provide to our board members, (ii) assess the competitiveness and reasonableness of our compensation program as compared to a peer group of companies within the health care industry with similar revenue levels and market capitalization, and (iii) provide assessments and recommendations for the current and future total compensation packages for our board members. We referred to the results of these studies, and also internally reviewed current industry and market practices within our peer group, when we established compensation levels for our board members for 2022. PM&P has no other relationship with our company. The Compensation Committee has assessed the independence of PM&P and concluded that PM&P’s work did not raise any conflicts of interest.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The following table sets forth the number of shares of our common stock held beneficially, directly or indirectly, as of the record date by (a) each person known by the company to be the beneficial owner of more than 5% of the common stock, (b) each continuing director and director nominee of the company, (c) each named executive officer of the company, and (d) all continuing directors, director nominees and executive officers of the company as a group, together with the percentage of the outstanding shares of common stock that such ownership represents. The percentage of beneficial ownership is based on 31,032,560 shares of our common stock outstanding as of December 31, 2022.
Except as noted in the footnotes below, we believe, based on information provided to us that the persons named in the table below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

	Beneficial Ownership
Name (1)	Number	Percent

Director Nominees, Continuing Directors and Named Executive Officers
Keith G. Myers (2)	948,933	3.1%
Monica F. Azare (3)	30,521	*
Teri G. Fontenot (3)	7,700	*
Jonathan Goldberg (4)	57,472	*
Clifford S. Holtz (5)	12,023	*
John L. Indest (6)	34,948	*
Ronald T. Nixon (3)	27,100	*
W. Earl Reed, III (7)	138,797	*
Brent Turner (3)	14,200	*
Joshua L. Proffitt (8)	106,238	*
Dale G. Mackel (9)	18,039
Bruce Greenstein (10)	34,126	*
Nicholas Gachassin, III (11)	13,040	*
All continuing directors, director nominees, and executive officers of the company as a group (13 persons)	1,443,137	4.7%
Certain Beneficial Owners
BlackRock, Inc. (12) 55 East 52nd Street New York, NY 10055	4,625,583	14.9%
The Vanguard Group (13) 100 Vanguard Blvd. Malvern, PA 19355	2,919,047	9.4%
60

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
(5)    Includes 2,267 unvested restricted shares held by the direction, of which 1,100 will vest on March 1, 2023, and 1,167 will vest on July 12, 2023.
(6)    Includes 30,576 shares held by Duperier Avenue Investors, LLC, of which Mr. Indest is a Manager. Includes 1,100 unvested restricted shares held by the director, which will vest on March 1, 2023.
(7)    Includes 27,848 shares held by a trust where Mr. Reed is the sole trustee. Includes 1,100 unvested restricted shares held by the director, which will vest on March 1, 2023.
(8)    Includes 60,301 unvested restricted shares held by the named executive officer, which have various vesting dates.
(9)    Includes 14,257 unvested restricted shares held by the named executive officer, which have various vesting dates.
(10)     Includes 23,677 unvested restricted shares held by the named executive officer, which have various vesting dates.
(11)     Includes 9,378 unvested restricted shares held by the named executive officer, which have various vesting dates.
(12)    Based on the Schedule 13GA filed with the SEC on February 10, 2023. According to the Schedule 13GA, BlackRock, Inc. has sole voting power with respect to 4,563,775 of these shares and sole dispositive power with respect to 4,625,583 of these shares.
(13)    Based on the Schedule 13GA filed with the SEC on February 9, 2023. According to the Schedule 13GA, The Vanguard Group has shared power to vote with respect to 50,206 of these shares, sole dispositive power with respect to 2,839,381of these shares and shared dispositive power with respect to 79,666 shares.
Equity Compensation Plan Information

The following table provides information as of December 31, 2022, regarding shares of common stock that may be issued under the Company's existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Price of Outstanding Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (1)
Equity compensation plans approved by Stockholders:	—	$—	1,632,806
Equity compensation plans not approved by Stockholders:	—	—	—
Total	—	$—	1,632,806

(1) Includes 1,544,734 shares remaining available for issuance under the LHC Group, Inc. 2018 Long-Term Incentive Plan (all of which are available for issuance pursuant to grants of full-value stock awards) and 88,072 shares remaining available for issuance under the Amended and Restated LHC Group, Inc.'s 2006 Employee Stock Purchase Plan.

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
61

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
During 2022, the company continued to engage Gachassin Law Firm for certain legal transactions, of which Mr. Gachassin continues to serve as the managing partner. The company paid $354,024 for services provided by Gachassin Law Firm during the fiscal year 2022.
The company employs Zachary J. Indest, son of John L. Indest, a member of our Board of Directors. Zachary Indest serves as the company's Vice President of Clinical Services, and for 2022 was paid an annual salary of $198,877, a cash bonus of $3,749, and was granted 645 shares of time-vesting restricted stock of the company.
The company employs Brach J. Myers and Elliot Myers, sons of Keith G. Myers, our Chief Executive Officer. Brach Myers serves as the company's Senior Vice President Strategic Partnerships and Growth Initiatives, and for 2022 was paid an annual salary of $295,006, cash bonus of $11,063, and was granted 1,445 shares of time-vesting restricted stock of the company. Elliot Myers serves as the Company's Clinical Administrator, and for 2022 was paid an annual salary of $130,000.
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
Principal Accounting Fees and Services
The following table shows the fees related to the audit and other services provided by KPMG for the fiscal years ended December 31, 2022 and 2021:

Fee Category	2022	2021
Audit Fees (1)	$2,986,129	$2,310,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	105,000	204,150
Total	$3,091,129	$2,514,150

(1)Audit Fees includes the aggregate fees billed for professional services rendered for the audit of our annual financial statements for 2022 and 2021 and internal control over financial reporting, review of our Form 10-Qs for the same periods, quarterly reviews, and review of other SEC filings.
(2) Audit-Related Fees includes fees for professional services rendered for assistance with review of financial statements not included in (1) above.
62

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
The Audit Committee pre-approved all services provided by KPMG in 202 and 2022. The Audit Committee has pre-approved all services anticipated to be provided by KPMG during 2023.

63

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) Documents to be filed with Form 10-K:
    (1) Financial Statements

(2) Financial Statement Schedules
There are no financial statement schedules included in this report.
(3) Exhibits
The Exhibits are listed in the Index of Exhibits required by Item 601 of Regulation S-K included herewith, which is incorporated by reference.

64

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
LHC Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of LHC Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of implicit price concessions for the Home Health segment
As discussed in Note 2 to the consolidated financial statements, net service revenue from contracts with customers is recognized in the period the performance obligations are satisfied under the contracts by transferring the requested services to patients in amounts that reflect the consideration which is expected to be received in exchange for providing patient care. Implicit price concessions include discounts provided to self-pay, uninsured patients or other payors, adjustments resulting from regulatory reviews, audits, billing reviews and other matters. The Company estimates implicit price concessions based on historical collection experience by major payor class. Estimates of implicit price concessions are periodically reviewed to ensure they are reflective of current business and economic conditions and trends and indicative of the Company's historical collections. The Company's net service revenue for the year ended December 31, 2022, was $1,531 million, which is net of implicit price concessions.
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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's home health revenue process, including controls over the data used to support the estimated transaction prices. We assessed the outcome of the estimation of the implicit price concessions for the home health segment in prior period financial statements by comparing a sample of current year collections to prior period accounts receivable to identify any circumstances or conditions that are relevant to the determination of the current year estimate. This assessment included testing a sample of accounts receivable that were written off in the current year. In addition, we evaluated the completeness and accuracy of the Company's collections on home health revenue recorded by major payor class by testing a sample of collections to assess the relevance and reliability of the current year estimated transaction prices.
Valuation of goodwill in the Home and Community-Based Services reporting unit
As discussed in Note 4 to the consolidated financial statements, the goodwill balance as of December 31, 2022, was $1,766 million, of which $166 million related to the home and community-based services reporting unit. As discussed in Note 2, the Company performs goodwill impairment testing on an annual basis as of November 30, and whenever events or changes in circumstances indicate that the carrying value of a reporting unit likely exceeds its fair value. This involves estimating the fair value of the reporting units using discounted cash flow models.
We identified the evaluation of the goodwill impairment analysis for the home and community-based services reporting unit as a critical audit matter. The estimated fair value of the reporting unit approximated its carrying value, indicating a higher risk that goodwill may be impaired and, therefore, a high degree of subjective auditor judgement was required to evaluate the fair value. Specifically, the revenue growth rate and discount rate assumptions used to estimate the fair value of the reporting unit were challenging to test as they represented subjective determinations of future market and economic conditions that were sensitive to variation. Minor changes to those assumptions could have had a significant effect on the Company's assessment of the fair value of the reporting unit.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill impairment process. This included controls related to management's determination of the revenue growth rate and the discount rate. We evaluated the reasonableness of the Company's projected revenue growth rate by comparing it to historical actual results and contracted payor rates. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company's discount rate used by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.
/s/ KPMG LLP
KPMG LLP
We have served as the Company's auditor since 2008.
Baton Rouge, Louisiana
February 22, 2023

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash	$17,911	$9,809
Receivables:
Patient accounts receivable	313,163	348,820
Other receivables	13,506	13,780
Total receivables	326,669	362,600
Prepaid income taxes	17,120	7,531
Prepaid expenses	26,536	28,401
Other current assets	19,943	24,801
Total current assets	408,179	433,142
Property, building and equipment, net of accumulated depreciation of $114,427 and $98,394, respectively	154,283	153,959
Goodwill	1,765,778	1,748,426
Intangible assets, net of accumulated amortization of $23,726 and $19,152, respectively	395,328	400,002
Operating lease right of use asset	107,993	113,399
Other assets	65,396	46,693
Total assets	$2,896,957	$2,895,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$114,986	$98,118
Salaries, wages and benefits payable	97,968	100,532
Self insurance reserves	37,348	33,784
Contract liabilities - deferred revenue	—	106,489
Current operating lease payable	36,445	37,630
Amounts due to governmental entities	3,707	5,447
Current liabilities - deferred employer payroll tax	—	26,790
Total current liabilities	290,454	408,790
Deferred income taxes	86,330	70,026
Income taxes payable	7,219	7,320
Revolving credit facility	733,000	661,197
Operating lease payable	74,520	78,688
Total liabilities	1,191,523	1,226,021
Noncontrolling interest-redeemable	25,075	17,501
Commitments and contingencies
Stockholders’ equity:
LHC Group, Inc. stockholders’ equity:
Preferred stock – $0.01 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock – $0.01 par value: 60,000,000 shares authorized; 36,744,210 and 36,549,524 shares issued, and 30,595,381 and 30,634,414 shares outstanding, respectively	367	365
Treasury stock – 6,148,829 and 5,915,110 shares at cost, respectively	(195,906)	(164,790)
Additional paid-in capital	1,000,036	979,642
Retained earnings	790,896	751,025
Total LHC Group, Inc. stockholders’ equity	1,595,393	1,566,242
Noncontrolling interest – non-redeemable	84,966	85,857
Total stockholders’ equity	1,680,359	1,652,099
Total liabilities and stockholders’ equity	$2,896,957	$2,895,621

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share data)

	For the year ended December 31,
	2022	2021	2020

Net service revenue	$2,282,771	$2,219,622	$2,063,204
Cost of service revenue (excluding depreciation and amortization)	1,399,158	1,336,609	1,250,403
Gross margin	883,613	883,013	812,801
General and administrative expenses	764,239	696,435	632,847
Impairment of intangibles and other	10,854	937	1,849
Operating income	108,520	185,641	178,105
Interest expense	(31,311)	(4,338)	(4,129)
Income before income taxes and noncontrolling interests	77,209	181,303	173,976
Income tax expense	16,961	37,687	36,043
Net income	60,248	143,616	137,933
Less net income attributable to noncontrolling interests	20,377	27,888	26,337
Net income attributable to LHC Group, Inc.’s common stockholders	$39,871	$115,728	$111,596
Earnings per share - basic:
Net income attributable to LHC Group, Inc.’s common stockholders	$1.31	$3.71	$3.59
Earnings per share - diluted:
Net income attributable to LHC Group, Inc.’s common stockholders	$1.30	$3.69	$3.56
Weighted average shares outstanding:
Basic	30,539,343	31,195,305	31,092,417
Diluted	30,659,727	31,396,658	31,365,765

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share data)

	LHC Group, Inc.						Noncontrolling interest non- redeemable	Total equity	Non controlling interest redeemable	Net income
	Common Stock				Additional paid-in capital	Retained earnings
	Issued		Treasury
	Amount	Shares	Amount	Shares
Balances at December 31, 2019	$361	36,129,280	$(60,060)	5,136,890	$949,321	$523,701	$93,928	$1,507,251	$15,151
Net income	—	—	—	—	—	111,596	12,150	123,746	14,187	137,933
Acquired noncontrolling interest	—	—	—	—	—	—	5,854	5,854	3,508
Purchase of additional controlling interest	—	—	—	—	(1,709)	—	(22,204)	(23,913)	(382)
Sale of noncontrolling interest	—	—	—	—	(860)	—	6,150	5,290	—
Noncontrolling interest distributions	—	—	—	—	—	—	(11,294)	(11,294)	(13,543)
Nonvested stock compensation	—	—	—	—	14,347	—	—	14,347	—
Issuance of vested stock	3	195,618	—	—	—	—	—	3	—
Treasury shares redeemed to pay income tax	—	—	(9,202)	71,439	—	—	—	(9,202)	—
Exercise of stock options	—	16,286	251	7,328	(1,156)	—	—	(905)	—
Issuance of common stock under Employee Stock Purchase Plan	—	14,313	—	—	2,177	—	—	2,177	—
Balances at December 31, 2020	$364	36,355,497	$(69,011)	5,215,657	$962,120	$635,297	$84,584	$1,613,354	$18,921
Net income	—	—	—	—	—	115,728	15,945	131,673	11,943	143,616
Acquired noncontrolling interest	—	—	—	—	—	—	—	—	113
Purchase of additional controlling interest	—	—	—	—	(951)	—	(789)	(1,740)	(373)
Sale of noncontrolling interest	—	—	—	—	(83)	—	1,871	1,788	—
Noncontrolling interest distributions	—	—	—	—	—	—	(15,754)	(15,754)	(13,103)
Nonvested stock compensation	—	—	—	—	15,868	—	—	15,868	—
Issuance of vested stock	1	180,235	—	—	—	—	—	1	—
Treasury shares redeemed to pay income tax	—	—	(12,043)	64,584	216	—	—	(11,827)	—
Repurchase of common stock	—	—	(83,736)	634,869	—	—	—	(83,736)	—
Issuance of common stock under Employee Stock Purchase Plan	—	13,792	—	—	2,472	—	—	2,472	—
Balances at December 31, 2021	$365	36,549,524	$(164,790)	5,915,110	$979,642	$751,025	$85,857	$1,652,099	$17,501
Net income	—	—	—	—	—	39,871	10,771	50,642	9,606	60,248
Acquired noncontrolling interest	—	—	—	—	—	—	707	707	1,080
Purchase of additional controlling interest	—	—	—	—	(1,539)	—	(317)	(1,856)	—
Sale of noncontrolling interest	—	—	—	—	(1,164)	—	—	(1,164)	6,367
Noncontrolling interest distributions	—	—	—	—	—	—	(12,052)	(12,052)	(9,479)
Nonvested stock compensation	—	—	—	—	20,017	—	—	20,017	—
Issuance of vested stock	2	164,428	—	—	—	—	—	2	—
Treasury shares redeemed to pay income tax	—	—	(5,446)	36,848	1,068	—	—	(4,378)	—
Exercise of stock options	—	13,986	(198)	6,249	(368)	—	—	(566)
Repurchase of common stock	—	—	(25,472)	190,622	—	—	—	(25,472)	—

Issuance of common stock under Employee Stock Purchase Plan	—	16,272	—	—	2,380	—	—	2,380	—
Balances at December 31, 2022	$367	36,744,210	$(195,906)	6,148,829	$1,000,036	$790,896	$84,966	$1,680,359	$25,075

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the year ended December 31,
	2022	2021	2020
Operating activities:
Net income	$60,248	$143,616	$137,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,143	20,917	21,249
Amortization and impairment of operating lease right of use asset	41,042	37,506	34,546
Stock-based compensation expense	20,017	15,868	14,347
Deferred income taxes	16,304	22,789	(13,261)
Loss (gain) on disposal of assets	742	(1,134)	412
Impairment of intangibles and other	10,854	937	1,849
Changes in operating assets and liabilities, net of acquisitions:
Receivables	34,389	(35,361)	(16,561)
Prepaid expenses	1,865	(5,902)	(754)
Other assets	1,404	(11,015)	(3,169)
Prepaid income taxes	(9,589)	(7,531)	9,652
Accounts payable and accrued expenses	21,846	12,345	(22,506)
Salaries, wages, and benefits payable and self-insurance reserves	504	3,004	6,482
Other liabilities	(26,790)	(26,758)	51,856
Contract liabilities - deferred revenue	(106,489)	(211,473)	317,962
Operating lease payable	(40,846)	(37,360)	(34,226)
Income tax payable	(101)	(20,347)	23,800
Net amounts due to/from governmental entities	1,431	(433)	(364)
Net cash provided by (used in) operating activities	49,974	(100,332)	529,247
Investing activities:
Cash paid for acquisitions, net of cash acquired	(23,552)	(569,583)	(24,545)
Minority interest investments	(15,250)	(10,100)	—
Proceeds from sale of assets	52	3,350	7,920
Proceeds from sale of an entity	—	1,531	—
Purchases of property, building and equipment	(19,510)	(32,976)	(65,875)
Purchase of intangible assets	(100)	—	—
Net cash used in investing activities	(58,360)	(607,778)	(82,500)
Financing activities:
Proceeds from line of credit	1,043,276	1,025,559	296,229
Payments on line of credit	(971,473)	(384,362)	(529,229)
Government stimulus advance	—	(93,257)	93,257
Proceeds from employee stock purchase plan	2,380	2,472	2,177
Payments on deferred financing fees	—	(3,556)	—
Payments on repurchasing common stock	(34,565)	(74,643)	—
Noncontrolling interest distributions	(21,531)	(28,857)	(24,837)
Purchase of additional controlling interest	(1,858)	(2,113)	(24,295)
Sale of noncontrolling interest	5,203	1,934	4,856
Withholding taxes paid on stock-based compensation	(4,944)	(11,827)	(10,008)
Net cash provided by (used in) financing activities	16,488	431,350	(191,850)
Change in cash	8,102	(276,760)	254,897
Cash at beginning of period	9,809	286,569	31,672
Cash at end of period	$17,911	$9,809	$286,569

Supplemental disclosures of cash flow information
Interest paid	$29,275	$4,168	$5,011
Income taxes paid	$10,457	$43,728	$16,830
Non-Cash Operating activity:
Operating right of use assets in exchange for lease obligations	35,620	41,364	43,047
Non-Cash Investing activity:
Accrued capital expenditures	176	417	2,922
Net working capital adjustment	1,440	890	—
Non-Cash Financing activity:
Contribution of noncontrolling interest	—	—	230

See accompanying Notes to the Consolidated Financial Statements

LHC GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
LHC Group, Inc. (the “Company”) is a health care provider specializing in the post-acute continuum of care. The Company provides services through five segments: home health, hospice, home and community-based services, facility-based services, the latter primarily through long-term acute care hospitals ("LTACHs"), and healthcare innovations ("HCI").
As of December 31, 2022, the Company, through its wholly and majority-owned subsidiaries, equity joint ventures, controlled affiliates, and management agreements, operated 920 service providers in 37 states within the continental United States and the District of Columbia.
LHC Group, Inc. and UnitedHealth Group Incorporated Merger
On March 28, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with UnitedHealth Group Incorporated ("Parent") and Lightning Merger Sub Inc., a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent. At a Special Meeting of Stockholders held on June 21, 2022, the stockholders of the Company approved the Merger. On December 6, 2022, the Company delivered written notice to UnitedHealth Group extending the Outside Date, as defined in the Merger Agreement, to March 28, 2023. The parties to the Merger continue to work toward the expected consummation of the Merger prior to the end of the first quarter of 2023.
COVID-19 Update
SARS-CoV-2 ("COVID-19") continues to cause disruption in the economy, in terms of increased costs and disruptions in the labor market. The impact of COVID-19 is lessened as vaccines have become available in the United States; however, we continue to see periodic increases in the number of cases due to the spread of COVID-19 variants. The effects of COVID-19 continue to materially impact our business. As a result, operating results for the twelve months ended December 31, 2022 may not be directly comparable to operating results for the twelve months ended December 31, 2021.
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
In addition, the CARES Act suspended the 2% sequestration payment adjustments on Medicare patient claims with dates of service from May 1 through December 31, 2020, suspended the application of site-neutral payment for LTACH admissions that were admitted during the Public Health Emergency ("PHE"), and delayed payment of the employer portion of social security tax. On April 14, 2021, Congress passed legislation to continue the suspension of the 2% sequestration payment adjustments on Medicare patient claims with dates of service through December 31, 2021. On December 10, 2021, the Protecting Medicare and American Farmers from Sequester Cuts Act legislation passed, which continued the suspension of the sequestration payment adjustments for Medicare patient claims with dates of service through March 31, 2022. Medicare patient claims with dates of service between April 1 through June 30, 2022 had a 1% sequestration adjustment and Medicare patient claims with dates of service beginning July 1, 2022 had a 2% sequestration adjustment. On February 9, 2023, the U.S. Department of Health and Human Services extended the PHE until May 11, 2023.
CAAP
During the twelve months ended December 31, 2021, the Company had $106.5 million of accelerated payments under the CAAP, which was recorded in contract liabilities - deferred revenue in our consolidated balance sheets in accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606"). On October 1, 2020, the repayment and recoupment terms for CAAP funds were amended by the Continuing Appropriations Act, 2021 and Other Extensions Act, which provides that recoupment will begin one year from the date the CAAP funds were received. The repayment terms began one year starting from the date the CAAP funds were issued and continued for 11 months, as CMS recouped the initial 25% of Medicare payments otherwise owed to the Company. If any amount of CAAP funds that we received from CMS remained unpaid after the initial 11 month period, CMS recouped 50% of Medicare payments otherwise owed to the Company during the following six months. Interest began accruing on any amount of the CAAP funds that we received from CMS that remained unpaid following those recoupment periods. CMS issued a repayment letter to the

Company for any such outstanding amounts, which must be paid in full within 30 days from the date of the letter. As of December 31, 2022, the Company repaid $106.5 million before any interest was accrued.
Other
The Company recognized the following amounts of net service revenue due to the suspension of the 2% sequestration payment adjustment and the suspension of LTACH site-neutral payments (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Suspension of 2% sequestration payment adjustment	$9,952	$26,768	$18,137
Suspension of LTACH site-neutral payment	20,311	25,744	19,205

As of December 31, 2021, the Company deferred $26.8 million of employer social security taxes, which was recorded in current liabilities - deferred employer payroll tax on our consolidated balance sheets. The Company paid $26.8 million back to the government during the twelve months ended December 31, 2022.
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
The following table sets forth the percentage of net service revenue earned by category of payor for each segment for the years ending December 31:

	2022	2021	2020
Home Health:
Medicare	59.4%	62.1%	66.8%
Managed Care, Commercial, and Other	40.6	37.9	33.2
	100.0%	100.0%	100.0%
Hospice:
Medicare	93.1%	94.2%	93.1%
Managed Care, Commercial, and Other	6.9	5.8	6.9
	100.0%	100.0%	100.0%
Home and Community-Based:
Medicaid	36.6%	31.5%	21.4%
Managed Care, Commercial, and Other	63.4	68.5	78.6
	100.0%	100.0%	100.0%
Facility-Based:
Medicare	54.3%	49.9%	55.0%
Managed Care, Commercial, and Other	45.7	50.1	45.0
	100.0%	100.0%	100.0%
Healthcare Innovations:
Medicare	6.0%	12.4%	19.2%
Managed Care, Commercial, and Other	94.0	87.6	80.8
	100.0%	100.0%	100.0%
Medicare

The following describes the payment models in effect during the twelve months ended December 31, 2022. Such payment models have been subject to temporary adjustments made by CMS in response to COVID-19 pandemic as described elsewhere in this Annual Report on Form 10-K. The 2% sequestration reduction adjustment was suspended for patient claims with dates of service that began May 1, 2020 through March 31, 2022. Medicare patient claims with dates of services between April 1 through June 30, 2022 had a 1% sequestration payment adjustment. Medicare patient claims with dates of service beginning July 1, 2022 had the full 2% sequestration payment adjustment.
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
Contingent Service Revenues
The HCI segment provides strategic health management services to Affordable Care Organizations ("ACOs") that have been approved to participate in the Medicare Shared Savings Program ("MSSP"). The HCI segment has service agreements with ACOs that provide for sharing of MSSP payments received by the ACO, if any. ACOs are legal entities that contract with CMS to provide services to the Medicare fee-for-service population for a specified annual period with the goal of providing better care for the individual, improving health for populations and lowering costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. The generation of shared savings is the performance obligation of each ACO, which only become certain upon the final issuance of unembargoed calculations by CMS, generally in the third quarter of each year. During the years ended December 31, 2022, 2021, and 2020, the HCI segment recorded net service revenue of $15.6 million, $12.1 million, and $9.6 million, respectively, related to the 2021, 2020 and 2019 ACO respective service periods, as certain ACOs served by the HCI segment received a MSSP payment from CMS confirming the performance obligation has been met.
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
The following table sets forth the percentage of patient accounts receivable by payor for the years ended December 31:

	2022	2021
Medicare	65.6%	60.3%
Medicaid	5.2	7.5
Managed Care, Commercial, and Other	29.2	32.2
Total patient accounts receivable	100.0%	100.0%
Business Combinations
The Company accounts for its acquisitions in accordance with ASC 805, "Business Combinations" ("ASC 805") using the acquisition method of accounting. Assets typically acquired consist primarily of Medicare licenses, trade names, certificates of need, and/or non-compete agreements. The assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. The noncontrolling interest associated with joint venture acquisitions is also measured and recorded at fair value as of the acquisition date. Goodwill represents the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. The operations of the acquisitions are included in the consolidated financial statements from their respective dates of acquisition. Acquisition transactions that occurred in 2022 and 2021 are further described in Note 3 and Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of amounts paid for acquisitions over the fair value of net identifiable assets acquired less liabilities assumed. The Company assigns assets acquired, including goodwill, and liabilities assumed to one or more reporting units as of the date of the acquisition. The Company's reporting units are home health, hospice, home and community-based, LTACH, and HCI. The LTACHs are incorporated in the Company's facility-based operating segment. The other locations within the facility-based segment do not share in the economic benefits of the LTACH reporting unit, and as such, are excluded from the annual impairment testing.
Goodwill and purchased intangible assets with indefinite useful lives are not amortized. ASC 350, "Intangibles - Goodwill and Other" ("ASC 350") requires that all indefinite-lived intangible assets, such as goodwill, be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the asset is impaired. An entity may perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing whether the asset is impaired, the Company assess all relevant events and circumstances for each of the Company's reporting units.
The Company performs its goodwill impairment testing on an annual basis as of November 30, and whenever events or changes in circumstances indicate that the carrying value of a reporting unit likely exceeds its fair value. This involves estimating the fair value of the reporting units using discounted cash flow models. For 2022, the Company performed its annual impairment review of goodwill at November 30. The Company assessed and reviewed factors such as: labor cost; financial performance, such as cash flows and planned revenue; regulatory factors; market considerations, such as market-dependent multiples; and access of capital. For 2022, the Company performed a qualitative assessment of goodwill for each of its reporting units. When performing its quantitative assessment, the Company determined the existence of events and circumstances that would lead to a determination that is more likely than not that the fair value of the reporting units for hospice, home and community-based, and LTACHs could be less than its carrying value. The Company was required to perform a quantitative assessment on these reporting units.
The Company's quantitative assessment for the determination of impairment was made by comparing the carrying amount of the hospice, home and community-based, and LTACH reporting units with its fair value, calculated by a combination of market and discounted cash flow approaches. Minor changes to assumptions used in these approaches could have had a significant effect on the assessment of the fair value of these reporting units. The Company's home and community-based and LTACH reporting units fair value exceeded its respective carrying value by 5% and 1%, respectively. Both reporting units are at risk of failing step one of the impairment test in future quarters if financial performance continues to decrease and the cost of debt continues to increase. The Company has not recognized any goodwill impairment charges in 2022, 2021 or 2020 related to the annual impairment testing.
Components of the Company's reporting units are collections of markets of similar service offerings that operate collaboratively under a house of brands, i.e. multiple brands are used across markets, states, and segments. The Company recognized an impairment of $5.3 million, $0.02 million and $0.5 million, respectively, for the twelve months ended December 31, 2022, 2021, and 2020 related to goodwill associated with the closure of underperforming locations. The impairments were determined using prices of comparable businesses in respective markets.
Intangible assets: Indefinite-lived assets
The Company also has indefinite-lived assets that are not subject to amortization expense such as trade names, certificates of need, and Medicare licenses to conduct specific operations within geographic markets. The Company has concluded that trade names, certificates of need, and licenses have indefinite lives, because there are no legal, regulatory, contractual, economic or other factors that would limit the useful lives of these intangible assets and the Company intends to renew and operate the certificates of need and licenses and use the trade names indefinitely. In some cases, the value of licenses and certificates of need is increased by moratoriums in effect. These indefinite-lived intangible assets are reviewed annually for impairment or more frequently if circumstances indicate impairment may have occurred. The Company performed a qualitative assessment and determined that it is not more likely than not that the fair values of these assets are less than the carrying amounts. During the twelve months ended December 31, 2022, 2021, and 2020, the Company did not record an impairment charge related to indefinite-lived intangible assets in the annual impairment testing.
During the twelve months ended December 31, 2022, 2021, and 2020, the Company closed underperforming locations and impaired certificates of need or Medicare licenses for these providers. The Company recognized an impairment of $5.6 million, $0.9 million, $0.7 million, respectively. The amounts of impairment of the certificate of needs or Medicare licenses was its carrying value at the time of closure.
Intangible assets: Definite-lived assets
Included in intangible assets are definite-lived assets subject to amortization such as non-compete agreements, customer relationships, and defensive assets, which are defined as trade names that are not actively used. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the estimated useful lives of the related assets, ranging from three to 16 years. Amortization expense for the Company's definite-lived intangible assets for the years ended December 31, 2022, 2021, and 2020, was $4.6 million, $1.5 million, and $1.2 million, respectively. Amortization expense was recorded in general and administrative expenses.
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
Property, Building and Equipment
Property, building and equipment are recorded at cost. Property, building and equipment acquired in connection with business combinations are recorded at estimated fair value in accordance with the acquisition method of accounting in accordance with ASC 805. Expenditures that increase capacities or extend useful lives are capitalized to the appropriate property, building and equipment accounts. Costs and related accumulated depreciation associated with assets that are sold or retired are written off and any gain or loss are recorded in operating income. Routine repairs and maintenance costs are expensed as incurred.
Depreciation is computed using the straight-line method over the estimated useful life of the individual assets. The estimated useful life of buildings is 39 years, while the estimated useful life of transportation equipment, fixed equipment, office furniture, and computer equipment range from three to 15 years. The useful life for leasehold improvements is the shorter of the lease term or the expected life of the leasehold improvement.
In accordance with ASC 360, "Property, Plant, and Equipment", the Company evaluates its long-lived assets for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges recognized during the periods ended December 31, 2022, 2021, and 2020.
The following table describes the Company’s components of property, building and equipment for the years ended December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Land	$7,339	$7,339
Building and leasehold improvements	111,858	105,444
Transportation equipment	20,442	19,898
Office furniture and medical equipment	129,071	117,084
Construction in progress	—	2,588
	268,710	252,353
Less accumulated depreciation	114,427	98,394
Property, building and equipment, net	$154,283	$153,959

Building and leasehold improvements and office furniture and medical equipment were reclassified as of December 31, 2021 due to the reclassification of fixed equipment associated with the Company's implementation of a new enterprise resource planning software.

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $18.6 million, $19.4 million, and $20.0 million, respectively, which was recorded in general and administrative expenses. In addition, during the years ended December 31, 2021 and 2020, the Company capitalized $1.0 million and $1.1 million, respectively, in interest costs related to the construction of its home office expansion project. Construction of its home office expansion projection was completed during the twelve months ended December 31, 2021.
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
The carrying amount of each redeemable equity instrument presented in temporary equity as of December 31, 2022 is not less than the initial amount reported for each instrument. The activity of noncontrolling interest-redeemable for the twelve months ended December 31, 2022, 2021, and 2020 is summarized in the Company’s statements of stockholders' equity.
Based upon the Company’s evaluation of the redemption provisions concerning redeemable noncontrolling interests as of December 31, 2022, the Company determined in accordance with authoritative accounting guidance that it was not probable that an event otherwise requiring redemption of any redeemable noncontrolling interest would occur (i.e., the date for such event was not set or such event is not certain to occur). Therefore, none of the redeemable noncontrolling interests were identified as mandatorily redeemable interests at such times, and the Company did not record any values in respect of any mandatorily redeemable interests.
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
Earnings Per Share
The following table sets forth shares used in the computation of basic and diluted per share information for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Weighted average number of shares outstanding for basic per share calculation	30,539,343	31,195,305	31,092,417
Effect of dilutive potential shares:
Nonvested restricted stock	120,384	201,353	273,348
Adjusted weighted average shares for diluted per share calculation	30,659,727	31,396,658	31,365,765
Antidilutive shares	87,333	117,238	1,155
Investments
During the twelve months ended December 31, 2022, the Company invested $15.0 million and became a minority owner in a post-acute management services company, invested $0.1 million in Jumpstart Nova Fund, LP, and invested $0.2 million in LHCC Aging Innovations Fund I, LP. During the twelve months ended December 31, 2021, the Company invested $10.0 million and became a minority owner in a healthcare analytics company and invested $0.1 million in an investment fund focused on minority-owned businesses. These investments are recorded in other assets in our consolidated balance sheets. These investments were accounted for under the cost method of accounting as the Company does not have the ability to exercise significant influence in connection with its minority ownership positions.

3. Acquisitions, Divestitures, and Joint Venture Activities
2022 Acquisitions
On September 1, 2021, the Company purchased Heart of Hospice. During the twelve months ended December 31, 2022, the Company recorded a decrease in patient accounts receivable of $1.5 million due to information obtained that relates to facts and circumstances that existed at the time of acquisition; therefore, it was an adjustment to the provisional amounts previously recognized.
On November 1, 2021, the Company purchased Brookdale Health Care Services' agencies from the recently formed home health, hospice, and outpatient therapy venture between HCA Healthcare and Brookdale Senior Living. The Company's net
working capital adjustment was finalized during the twelve months ended December 31, 2022 for $3.1 million and recorded in accordance with ASC Topic 805, Business Combinations, as an increase to the consideration transferred. In addition, amounts due to government entities was reduced by $3.2 million to reflect payments made for prior years' hospice cap liability.

On May 1, 2022, the Company purchased the majority ownership of a home health agency from Archbold Medical Center, which included two locations in Georgia for a total consideration for the acquisition of $3.7 million. On October 1, 2022, the Company purchased eight home health providers located in Georgia from Three Rivers Home Health Services, Inc. for a total consideration for the acquisition of $18.5 million. On November 1, 2022, the Company purchased the majority ownership of two home health agencies and one home and community-based agency located in Maryland from the University of Maryland Shore Regional Health, Inc. for a total consideration for the acquisition of $4.8 million. The purchase prices were determined based on the Company's analysis of comparable acquisitions and the target market's potential future cash flows.
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
Transaction costs associated with acquisitions are expensed as incurred. During the twelve months ended December 31, 2022, the Company incurred $0.2 million in acquisition-related transaction costs, which was recorded in the consolidated statements of income as general and administrative expenses.
The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition dates, as well as their fair value at the acquisition dates and the noncontrolling interest acquired during the twelve months ended December 31, 2022 (amounts in thousands):

Consideration
Cash	$23,552
Fair value of total consideration transferred
Recognized amounts of identifiable assets acquired and liabilities assumed
Trade names	$2,881
Certificates of need/licenses	2,148
Non-compete agreements	254
Operating lease right of use asset	17
Accounts payable and other accrued liabilities	(630)
Salaries, wages, and benefits payable	(496)
Current operating lease payable	(17)
Total identifiable assets and liabilities	$4,157

Noncontrolling interest	1,788
Goodwill, including noncontrolling interest of $1,266	$21,183

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
2022 Joint Venture Activities
During the twelve months ended December 31, 2022, the Company purchased additional controlling membership interests in four of our equity joint venture partnerships, whereby the agencies became wholly-owned subsidiaries of the Company. The total consideration for these additional controlling interest purchases was $1.9 million. The transactions were accounted for as equity transactions.
During the twelve months ended December 31, 2022, the Company sold noncontrolling membership interests in five home health agencies. The total consideration of the sales of noncontrolling membership interest was $5.2 million. The transactions were accounted for as equity transactions.
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
In separate acquisitions, the Company acquired the majority-ownership of four home health agencies, three hospice agencies, and one home and community-based agency during the twelve months ended December 31, 2021 for an aggregate purchase price $17.8 million. The purchase prices were determined based on the Company's analysis of comparable acquisitions and the target market's potential future cash flows.
Transaction costs associated with acquisitions are expensed as incurred. During the twelve months ended December 31, 2021, the Company incurred $9.1 million in acquisition-related transaction costs, which was recorded in the consolidated statements of income as general and administrative expenses.
2021 Divestitures
During the twelve months ended December 31, 2021, the Company sold its controlling membership interests in a home health agency previously operated as an equity joint venture and sold its pharmacy location, which was wholly-owned. The total consideration for these controlling interest sales was $1.5 million and resulted in a loss of $0.1 million, which was accounted for as a loss on the sale of entities and recorded in general and administrative expenses.
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
4. Goodwill and Other Intangibles, Net
The following table summarizes changes in goodwill and other intangibles assets by segment during the twelve months ended December 31, 2022 and 2021 (amounts in thousands):

	Home Health	Hospice	Home and community- based	Facility-based	HCI	Total
Goodwill
Balance as of December 31, 2020	$884,000	$151,742	$166,773	$15,770	$40,862	$1,259,147
Acquisitions	84,377	404,590	254	—	—	489,221
Noncontrolling interest	78	—	—	—	—	78
Adjustments and disposals	(20)	—	—	—	—	(20)
Balance as of December 31, 2021	$968,435	$556,332	$167,027	$15,770	$40,862	$1,748,426
Acquisitions	19,917	—	—	—	—	19,917
Noncontrolling interest	1,266	—	—	—	—	1,266
Adjustments and disposals	(2,491)	(20)	(1,320)	—	—	(3,831)
Balance as of December 31, 2022	$987,127	$556,312	$165,707	$15,770	$40,862	$1,765,778

Intangibles Assets
Balance as of December 31, 2020	$226,004	$44,732	$24,208	$5,311	$15,100	$315,355
Acquisitions	13,734	73,026	46	614	—	87,420
Amortization	(480)	(418)	(9)	(6)	(581)	(1,494)
Adjustments and disposals	(1,279)	—	—	—	—	(1,279)
Balance as of December 31, 2021	$237,979	$117,340	$24,245	$5,919	$14,519	$400,002
Acquisitions	5,483	—	—	—	—	5,483
Amortization	(1,937)	(1,679)	(9)	(368)	(581)	(4,574)

Adjustments and disposals	(3,805)	(1,267)	(511)	—	—	(5,583)
Balance as of December 31, 2022	$237,720	$114,394	$23,725	$5,551	$13,938	$395,328

The Company determined that there was no impairment for the goodwill of any reporting unit as of December 31, 2022, 2021, and 2020 based on the Company's annual impairment testing.

During 2022, 2021, and 2020, the Company closed underperforming locations. Due to these closures, the Company recorded $5.3 million, $0.02 million, and $0.5 million of impairment of goodwill during the years ended December 31, 2022, 2021, and 2020. The amount of disposal of goodwill was determined using prices of comparable businesses in the market. This was recorded in impairment of intangibles and other on the Company's consolidated statements of income and disclosed in the changes in goodwill table in adjustments and disposals.
The Company performed an impairment analysis on its indefinite-lived intangible assets related to the Company's trade names, certificates of needs, and licenses and determined that it is not more likely than not that the fair values of the indefinite-lived intangible assets are less than its carrying amount as of November 30, 2022; however, the Company did record $5.6 million, $0.9 million, and $0.7 million, during the years ended December 31, 2022, 2021, and 2020. These impairments related to closures of underperforming locations. The amounts of disposal of the indefinite-lived intangible assets were the carrying values at the time of closure. This was recorded in impairment of intangibles and other on the Company's consolidated statements of income and disclosed in the changes in intangible assets table in adjustments and disposals.
During the twelve months ended December 31, 2021, the Company divested a certificate of need of $0.4 million, which was accounted for as a loss on the sale of an entity and recorded on the Company's consolidated statements of income in general and administrative expenses.
The following tables summarize the changes in intangible assets during the twelve months ended December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Indefinite-lived intangible assets:
Trade names	$210,373	$207,780
Certificates of need/licenses	170,808	173,955
Net total	$381,181	$381,735

Definite-lived intangible assets:
Trade names
Gross carrying amount	$11,273	$11,073
Accumulated amortization	(10,615)	(9,606)
Net total	$658	$1,467
Non-compete agreements
Gross carrying amount	$14,778	$14,524
Accumulated amortization	(10,155)	(7,172)
Net total	$4,623	$7,352
Customer relationships
Gross carrying amount	$11,822	$11,822
Accumulated amortization	(2,956)	(2,374)
Net total	$8,866	$9,448
Total definite-lived intangible assets
Gross carrying amount	$37,873	$37,419
Accumulated amortization	(23,726)	(19,152)
Net total	$14,147	$18,267

Total intangible assets:
Gross carrying amount	$419,054	$419,154
Accumulated amortization	(23,726)	(19,152)
Net total	$395,328	$400,002
Remaining useful lives of trade names, customer relationships, and non-compete agreements were 6.7, 15.3 and 3.8 years, respectively at December 31, 2022. Similar amounts at December 31, 2021 were 7.8, 16.3 and 4.9 years, respectively.
Amortization expense for the Company's intangible assets was $4.6 million, $1.5 million, and $1.2 million for the years ended December 31, 2022, 2021 and 2020, which was recorded on the Company's consolidated statements of income in general and administrative expenses.
The estimated intangible asset amortization expense for each of the five years subsequent to December 31, 2022 is as follows (amounts in thousands):

Year	Amortization amount
2023	$2,708
2024	2,224
2025	1,860
2026	1,579
2027	656
Total	$9,027

5. Income Taxes
The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.
 Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows (amounts in thousands):

	2022	2021
Deferred tax assets:
Allowance for uncollectible accounts	$6,400	$8,394
Accrued employee benefits	7,372	7,533
Stock compensation	2,828	2,735
Accrued self-insurance	7,810	6,626
Acquisition costs	4,244	2,631
Net operating loss carry forward	31,097	5,245
Intangible asset impairment	6	6
Interest Expense	7,820	—
Lease payable	22,591	23,220
Government stimulus advance	—	21,591
Payroll tax	—	5,895
Other	1,630	312
Gross deferred tax assets	91,798	84,188
Less: valuation allowance	(3,590)	(3,121)
Net deferred tax assets	$88,208	$81,067
Deferred tax liabilities:
Amortization of intangible assets	(120,303)	(100,339)
Tax depreciation in excess of book depreciation	(17,386)	(17,584)

Prepaid expenses	(2,063)	(1,733)
Non-accrual experience accounting method	(666)	(829)
Right of use asset	(22,105)	(22,781)
Other	(12,015)	(7,827)
Deferred tax liabilities	(174,538)	(151,093)
Net deferred tax liability	$(86,330)	$(70,026)
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
The components of the Company’s income tax expense from continuing operations, less noncontrolling interest, for the twelve months ended December 31, were as follows (amounts in thousands):

	2022	2021	2020
Current:
Federal	$(883)	$10,746	$37,253
State	1,931	4,220	12,232
	1,048	14,966	49,485
Deferred:
Federal	14,677	17,699	(10,800)
State	1,236	5,022	(2,642)
	15,913	22,721	(13,442)
Total income tax expense	$16,961	$37,687	$36,043

A reconciliation of the difference between the federal statutory tax rate and the Company's effective tax rate for income taxes for each of the twelve months ended December 31, were as follows:

	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	8.1	4.8	5.2
Nondeductible expenses	5.4	1.4	1.9
Uncertain tax position	(0.1)	0.1	1.5
Cares Act Enactment	—	—	(2.9)
Excess tax benefit	(1.8)	(1.5)	(1.7)
Credits and other	(2.7)	(1.2)	(0.6)
Effective tax rate	29.9%	24.6%	24.4%

The Company is subject to both federal tax and state income tax for jurisdictions within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended after December 31, 2012.
As of December 31, 2022, the Company has gross U.S. operating loss carry forwards of $102.5 million that are available to reduce future taxable income. If not used to offset taxable income, a portion of these losses will expire between 2032 and 2034. Losses generated in years ending after December 31, 2017 have an unlimited carryforward under the Tax Cut and Jobs Act ("2017 Tax Act"). Due to U.S. limitations on acquired operating losses, a valuation allowance has been established on $1.6 million of these losses.
Gross state operating loss carryforwards totaling $189.4 million at December 31, 2022 are being carried forward in jurisdictions where the Company is permitted to use tax losses from prior periods to reduce future taxable income. If not used to offset future taxable income, these losses will expire between 2023 and 2042. Due to uncertainty regarding the Company's ability to use some of the carryforwards, a valuation allowance has been established on $56.2 million of state net operating loss carryforwards. Based on the Company's historical record of producing taxable income and expectations for the future, the Company has concluded that future operating income will be sufficient to give rise to taxable income sufficient to utilize the remaining state net operating loss carryforwards.
The effective tax rate for the twelve months ended December 31, 2022 benefited from $1.0 million of excess tax benefits associated with stock-based compensation arrangements. For the twelve months ended December 31, 2021, the effective tax rate benefited from $2.4 million of excess tax benefits associated with stock-based compensation arrangements.
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
US GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized. The Company's unrecognized tax benefits would affect the tax rate, if recognized. The Company includes the full amount of unrecognized tax benefits in noncurrent income taxes payable in the consolidated balance sheets. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months; however, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. The impact of the CARES Act increased unrecognized tax benefits by $2.1 million, which also had an impact on the Company's effective tax rate for the twelve months ended December 31, 2020. The impact was primarily driven by the NOL carryback mentioned above to previously closed years. As of December 31, 2022 and 2021, the Company recognized $7.2 million and $7.3 million, respectively, in unrecognized tax benefits.
A reconciliation of the total amounts of unrecognized tax benefits follows:

Unrecognized tax benefits
As of January 1, 2021	$6,203
Acquired unrecognized tax position	—
Increased (decreased) in unrecognized tax benefits as a result of:
Tax positions taken in the current year	1,244
Lapse of statute of limitations	(127)
As of December 31, 2021	$7,320
Increased (decreased) in unrecognized tax benefits as a result of:
Tax positions taken in the current year	304
Lapse of statute of limitations	(405)
As of December 31, 2022	$7,219

6. Debt
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
Revolving loans under the 2021 Amended Credit Agreement bear interest at, as selected by the Company, either a (i) the prevailing London Interbank Offered Rate ("LIBOR") (with interest periods of one, three, or six months at the Company's option) plus a spread of 1.25% to 2.00% based on the Company's quarterly consolidated Leverage Ratio or (ii) the prevailing prime or base rate plus a spread of 0.25% to 1.00% based on the Company's quarterly consolidated Leverage Ratio. Swing line loans bear interest at the Base Rate. The Company is limited to 15 Eurodollar borrowings outstanding at any time. The Company is required to pay a commitment fee for the unused commitments at rates ranging from 0.15% to 0.30% per annum depending upon the Company's quarterly consolidated Leverage Ratio. The Base Rate at December 31, 2022 was 8.50% and the Eurodollar Rate was 6.44%. As of December 31, 2022, the effective interest rate on outstanding borrowings under the 2021 Amended Credit Agreement was 6.39%.

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
As of December 31, 2022 the Company had $733.0 million drawn and letters of credit in the amount of $24.1 million outstanding under the credit facility. At December 31, 2021, the Company had $661.2 million drawn and letters of credit in the amount of $24.3 million outstanding under the credit facility.
Under the terms of the 2021 Amended Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The 2021 Amended Credit Agreement permits the Company to make certain restricted payments, such as purchasing shares of its stock, within certain parameters, provided the Company maintains compliance with those financial ratios and covenants after giving effect to such restricted payments. The Company was in compliance with its debt covenants under the 2021 Amended Credit Agreement at December 31, 2022.
The scheduled principal payments on long-term debt for each of the five years subsequent to December 31, 2022 is as follows (amounts in thousands):

Year	Principal payment amount
2023	$—
2024	—
2025	—
2026	733,000
2027	—
Total	$733,000
7. Stockholders’ Equity
Equity Based Awards
The 2018 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. The total number of shares of the Company's common stock originally reserved were 2,210,544 shares of our common stock and a total of 1,544,734 shares are currently available for issuance. A variety of discretionary awards for employees, officers, directors, and consultants are authorized under the 2018 Incentive Plan, including incentive or non-qualified stock options and restricted stock, restricted stock units and performance-based awards. All awards must be evidenced by a written award certificate which will include the provisions specified by the Compensation Committee of the Board of Directors. The Compensation Committee determines the exercise price for stock options, which cannot be less than the fair market value of the Company’s common stock as of the date of grant.
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
During 2022, 2021, and 2020, respectively, the Company granted 182,310, 109,985, and 114,680 nonvested shares of stock to employees. During 2022, 2021, and 2020, respectively, the Company granted 10,935, 5,735, and 10,890 nonvested shares of stock to a consultant. All shares granted were granted pursuant to the 2018 Incentive Plan. The shares will vest over a period of five years, conditioned on continued employment and in accordance with the consulting agreement.
During 2022, 2021, and 2020, respectively, the Company granted 8,800, 7,200 and 9,900 nonvested shares of stock to the independent directors. The shares vest 100% on the one year anniversary date. During 2021, the Company granted 3,500 nonvested shares of common stock to the Company's Lead Director, which shares vest one-third at the date of grant and one-third on each of the first two anniversaries of the grant date. During 2020, one retired director was granted 775 nonvested shares of common stock, which vest 100% at the grant date. Shares granted to directors were pursuant to the Second Amended and Restated 2005 Non-Employee Directors Compensation Plan.
The fair value of nonvested shares is determined based on the closing trading price of the Company’s shares on the grant date. The weighted average grant date fair values of nonvested shares granted during the years ended December 31, 2022, 2021 and 2020 were $139.64, $186.08 and $123.89, respectively.
The following table represents the share grants stock activity for the year ended December 31, 2022:

	Nonvested stock		Options
	Number of Shares	Weighted average grant date fair value	Number of Shares	Weighted average grant date fair value
Share grants outstanding at December 31, 2021	415,816	$122.40	74,235	$42.07
Granted	202,045	139.64	—	—
Vested or exercised	(164,428)	108.87	(13,986)	31.27
Share grants outstanding at December 31, 2022	453,433	$134.64	60,249	$43.05

As of December 31 2022, there was $44.9 million of total unrecognized compensation cost related to nonvested shares granted. That cost is expected to be recognized over the weighted average period of 3.11 years. The total fair value of shares vested in the year ended 2022, 2021, and 2020 were $17.9 million, $14.1 million, and $12.2 million, respectively. The Company recorded $20.0 million, $15.9 million and $14.3 million in compensation expense related to non-vested stock grants in the years ended December 31, 2022, 2021 and 2020, respectively.
Aggregate intrinsic value for options represents the estimated value of the Company's common stock at the end of the period in excess of the weighted average exercise price multiplied by the number of options exercisable. The aggregate intrinsic value of options outstanding at December 31, 2022 was $7.1 million. The following table summarizes information about stock options outstanding and exercisable at December 31, 2022:

Range of Exercise Price	Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price
$0.00 - $30.00	5,764	1.21	$26.54
$30.01 - $40.00	20,174	3.18	$39.38

Over $40.00	34,311	4.01	$47.99
	60,249	4.01	$43.05
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
•The term of the Employee Stock Purchase Plan was extended from January 1, 2016 to January 1, 2023.
The Board of Directors approved the cessation of any new offering periods granted to employees in 2023 and approved for the termination of the participation of all employees in the Employee Stock Purchase Plan. Any payroll withholdings with respect to unpurchased shares were refunded to the participants.
 The following table represents the shares issued during 2022, 2021, and 2020, under the Employee Stock Purchase Plan:

	Number of Shares	Weighted Average Per Share Price
Shares issued in 2020	14,313	$152.10
Shares issued in 2021	13,792	$186.20
Shares issued in 2022	16,272	$146.28
Treasury Stock
In conjunction with the vesting of the nonvested shares of stock or exercise of options, recipients incur personal income tax obligations. The Company allows the recipients to turn in shares of common stock to satisfy those personal tax obligations. The Company redeemed 43,097, 64,584 and 78,767 shares of common stock related to these tax obligations during the years ended December 31, 2022, 2021, and 2020, respectively. Such shares are held in treasury stock and are available for reissuance by the Company.
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
The Company uses the cost method to account for the repurchase of common stock. During the twelve months ended December 31, 2022, the Company repurchased 190,622 shares from the open market under its Stock Repurchase plan at an aggregate cost of $25.5 million. During the twelve months ended December 31, 2021, the Company repurchased 634,869 shares from the open market at an aggregate cost of $83.7 million. The remaining dollar value of shares authorized to be purchased under the Stock Repurchase plan was $140.8 million at December 31, 2022.

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
The Company recognizes operating lease right of use assets and operating lease payable based on the present value of the future minimum lease payments at the lease commencement date. The Company's leases do not provide implicit rates. Therefore, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. As of December 31, 2022, the weighted-average remaining lease term was 3.60 years and weighted-average discount rate was 4.36%. As of December 31, 2021, the weighted-average remaining lease term was 3.85 years and weighted-average discount rate was 4.22%.
The following table summarizes the operating lease right of use assets and related lease payables in the consolidated balance sheets at December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022	December 31, 2021
Operating lease right of use asset	$107,993	$113,399
Current operating lease payable	$36,445	$37,630
Long-term operating lease payable	$74,520	$78,688

The components of lease costs for operating leases for the years ended December 31, 2022, 2021, and 2020 were as follows: (amounts in thousands):

	2022	2021	2020
Operating lease cost	$58,182	$51,080	$47,288
Short-term lease cost	3,128	3,480	4,273
Variable lease cost	4,569	4,013	4,187
Total lease costs	$65,879	$58,573	$55,748

Maturities of operating lease payables as of December 31, 2022 were as follows (amounts in thousands):

Year	Total
2023	$40,077
2024	31,845
2025	23,424
2026	14,510
Thereafter	9,275
Total future minimum lease payments	119,131
Less: Imputed interest	(8,166)
Total	$110,965

9. Employee Benefit Plan
Defined Contribution Plan
The Company sponsors a 401(k) plan for all eligible employees. The plan allows participants to contribute up to the IRS 402(g) limits each year, both on a pretax and after tax basis, which was $20,500 in 2022. The plan also allows discretionary Company contributions as determined by the Company’s Board of Directors. Effective January 1, 2006, the Company implemented a discretionary match of up to two percent of participating employee contributions. The employer contribution will vest 25% in an employee's account for each year of service with the Company and 25% each additional year until it is fully vested in year four. Contribution expense to the Company was $12.0 million, $12.6 million and $11.9 million in the years ended December 31, 2022, 2021, and 2020, respectively.
10. Commitments and Contingencies
Contingencies
The Company provides services in a highly regulated industry and is a party to various proceedings and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including audits by Zone Program Integrity Contractors ("ZPICs") and Recovery Audit Contractors ("RACs") and investigations resulting from the Company's obligation to self-report suspected violations of law). Management cannot predict the ultimate outcome of any regulatory, other governmental, and internal audits and investigations. While such audits and investigations are the subject of administrative appeals, the appeals process, even if successful, may take several years to resolve. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses. These audits and investigations have caused and could potentially continue to cause delays in collections and, recoupments from governmental payors. As of December 31, 2022 and 2021, respectively, the Company recorded $12.0 million and $16.9 million in other assets, which are from government payors related to the disputed finding of pending ZPIC audits. Additionally, these audits may subject the Company to sanctions, damages, extrapolation of damage findings, additional recoupments, fines, and other penalties (some of which may not be covered by insurance), which may, either individually or in the aggregate, have a material adverse effect on the Company's business and financial condition.
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
The following tables summarize the Company’s segment information for the twelve months ended December 31, 2022, 2021 and 2020 (amounts in thousands):

	Year Ended December 31, 2022
	Home Health	Hospice	Home and Community-Based	Facility-Based	HCI	Total
Net service revenue	$1,531,491	$407,489	$180,587	$127,916	$35,288	$2,282,771
Cost of service revenue (excluding depreciation and amortization)	894,002	270,177	130,142	93,336	11,501	1,399,158
General and administrative expenses	521,184	129,237	48,230	48,073	17,515	764,239
Impairment of intangibles and other	6,295	2,727	1,832	—	—	10,854
Operating income (loss)	110,010	5,348	383	(13,493)	6,272	108,520
Interest expense	(21,979)	(4,553)	(2,832)	(1,327)	(620)	(31,311)
Income (loss) before income taxes and noncontrolling interests	88,031	795	(2,449)	(14,820)	5,652	77,209
Income tax expense (benefit)	21,144	(1,049)	(694)	(4,087)	1,647	16,961
Net income (loss)	66,887	1,844	(1,755)	(10,733)	4,005	60,248
Less net income (loss) attributable to noncontrolling interests	17,330	4,199	(130)	(1,172)	150	20,377
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$49,557	$(2,355)	$(1,625)	$(9,561)	$3,855	$39,871
Total assets	$1,721,288	$797,019	$235,036	$79,571	$64,043	$2,896,957

	Year Ended December 31, 2021
	Home Health	Hospice	Home and Community-Based	Facility-Based	HCI	Total
Net service revenue	$1,551,542	$311,218	$189,561	$132,098	$35,203	$2,219,622
Cost of service revenue (excluding depreciation and amortization)	901,685	194,895	137,852	89,270	12,907	1,336,609
General and administrative expenses	501,132	89,693	46,724	45,304	13,582	696,435
Impairment of intangibles and other	937	—	—	—	—	937
Operating income (loss)	147,788	26,630	4,985	(2,476)	8,714	185,641
Interest expense	(3,103)	(529)	(413)	(208)	(85)	(4,338)
Income (loss) before income taxes and noncontrolling interests	144,685	26,101	4,572	(2,684)	8,629	181,303
Income tax expense (benefit)	30,089	5,344	1,069	(919)	2,104	37,687
Net income (loss)	114,596	20,757	3,503	(1,765)	6,525	143,616
Less net income (loss) attributable to noncontrolling interests	22,060	4,297	467	1,105	(41)	27,888
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$92,536	$16,460	$3,036	$(2,870)	$6,566	$115,728
Total assets	$1,719,403	$786,671	$239,314	$85,005	$65,228	$2,895,621

	Year Ended December 31, 2020
	Home Health	Hospice	Home and Community-Based	Facility-Based	HCI	Total
Net service revenue	$1,463,779	$243,806	$194,584	$128,578	$32,457	$2,063,204
Cost of service revenue (excluding depreciation and amortization)	848,663	150,675	150,378	85,827	14,860	1,250,403
General and administrative expenses	464,568	66,454	45,443	43,435	12,947	632,847
Impairment of intangibles and other	1,249	600	—	—	—	1,849
Operating income (loss)	149,299	26,077	(1,237)	(684)	4,650	178,105
Interest expense	(2,856)	(469)	(390)	(297)	(117)	(4,129)
Income (loss) before income taxes and noncontrolling interests	146,443	25,608	(1,627)	(981)	4,533	173,976
Income tax expense (benefit)	30,435	4,925	(357)	(185)	1,225	36,043
Net income (loss)	116,008	20,683	(1,270)	(796)	3,308	137,933
Less net income (loss) attributable to noncontrolling interests	20,525	4,822	(171)	1,193	(32)	26,337
Net income (loss) attributable to LHC Group, Inc.’s common stockholders	$95,483	$15,861	$(1,099)	$(1,989)	$3,340	$111,596
Total assets	$1,741,044	$301,475	$263,708	$103,401	$73,726	$2,483,354

12. Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, receivables, accounts payable, accrued liabilities, and operating lease right of use assets and liabilities approximate their fair values because of their short maturity. The estimated fair value of intangible assets acquired was calculated using level 3 inputs based on the present value of anticipated future benefits. For the year ended December 31, 2022, the carrying value of the Company’s long-term debt approximates fair value as the interest rates approximates current rates.

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

10.10+	Amended and Restated Employment Agreement between Keith G. Myers and LHC Group, Inc. dated April 1, 2017 (previously filed as Exhibit 10.1 to LHC Group's Form 8-K filed April 5, 2017).

10.11+	Amended and Restated Employment Agreement between Joshua L. Proffitt and LHC Group, Inc. dated October 7, 2019 (previously filed as Exhibit 10.1 to LHC Group's Form 10-Q filed November 7, 2019).

10.12+	Amended and Restated Employment Agreement between Bruce D. Greenstein and LHC Group, Inc. dated July 1, 2021 (previously filed as Exhibit 10.1 to LHC Group's Form 10-Q filed August 5, 2021).

10.13+	Employment Agreement between Nicholas Gachassin, III and LHC Group, Inc. dated January 2, 2019 (previously filed as Exhibit 10.12 to LHC Group's Form 10-K filed February 28, 2019).

10.14+	Employment Agreement between Dale Mackel and LHC Group, Inc. dated November 2, 2020 (previously filed as Exhibit 10.12 to LHC Group's Form 10-K filed February 26, 2021).

21.1	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney (included as part of signature page)

31.1	Certification of Keith G. Myers, Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dale Mackel, Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File
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

LHC GROUP, INC.

February 22, 2023	/s/ KEITH G. MYERS
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

Signature	Title	Date

/s/ KEITH G. MYERS Keith G. Myers	Chief Executive Officer and Chairman of the Board of Directors	February 22, 2023

/s/ DALE G. MACKEL Dale G. Mackel	Chief Financial Officer, Principal Accounting Officer	February 22, 2023

/s/ KIMBERLY S. SEYMOUR Kimberly S. Seymour	Senior Vice President of Accounting, Chief Accounting Officer	February 22, 2023

/s/ MONICA F. AZARE Monica F. Azare	Director	February 22, 2023

/s/ TERI G. FONTENOT Teri G. Fontenot	Director	February 22, 2023

/s/ JONATHAN D. GOLDBERG Jonathan D. Goldberg	Director	February 22, 2023

/s/ CLIFFORD S. HOLTZ Clifford S. Holtz	Director	February 22, 2023

/s/ JOHN L. INDEST John L. Indest	Director	February 22, 2023

/s/ RONALD T. NIXON Ronald T. Nixon	Director	February 22, 2023

/s/ W. EARL REED, III W. Earl Reed, III	Director	February 22, 2023

/s/ BRENT TURNER Brent Turner	Director	February 22, 2023